Form 10-K405
period 2000-12-30
GARMIN LTD
filed 2001-03-30
CIK 1121788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                    FORM 10-K

 [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                           For the year ended December 30, 2000
                                       or
 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _______ to_______ Commission file number 0-31983
                                ----------------
                                   GARMIN LTD.
               (Exact name of Company as specified in its charter)

          CAYMAN ISLANDS                               98-0229227
 -------------------------------          -----------------------------------
   (State or other jurisdiction           (I.R.S. Employer identification no.)
of incorporation or organization)

 QUEENSGATE HOUSE, P.O. BOX 30464SMB,
         113 SOUTH CHURCH STREET
GEORGE TOWN, GRAND CAYMAN, CAYMAN ISLANDS                N/A
-----------------------------------------             ----------
 (Address of principal executive offices)             (Zip Code)

        Company's telephone number, including area code: (345) 946-5203*

Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                    COMMON SHARES, $0.01 PER SHARE PAR VALUE
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting and non-voting shares held by non-affiliates of the Company as of March 26, 2001, based on the closing price of the Registrant's common shares on the Nasdaq Stock Market for that date.

                 Common Shares, $.01 par value - $1,056,895,958
       Number of shares outstanding of the Company's common shares as of
                                 March 26, 2001:
                   Common Shares, $.01 par value - 108,242,111

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the following  documents are  incorporated  herein by reference into
Part III of the Form 10-K as indicated:


                                                                                 PART OF FORM 10-K INTO
DOCUMENT                                                                           WHICH INCORPORATED
--------                                                                           ------------------


Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders        Part III
which will be filed no later than 120 days after December 30, 2000

*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062.
The telephone number there is (913) 397-8200.

                                   GARMIN LTD.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

         Cautionary Statement With Respect To Forward-Looking Comments.........1

                                     PART I

Item 1.  Business..............................................................1
Item 2.  Properties...........................................................10
Item 3.  Legal Proceedings....................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10
         Executive Officers and Significant Employees of the Company..........11

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder
              Matters.........................................................12
Item 6.  Selected Consolidated Financial Data.................................13
Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........30

Item 8.  Financial Statements and Supplementary Data..........................31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................54

                                    PART III

Item 10. Directors and Executive Officers of the Company......................54
Item 11. Executive Compensation...............................................54
Item 12. Security Ownership of Certain Beneficial Owners and Management.......54
Item 13. Certain Relationships and Related Transactions.......................54

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................55
         Signatures...........................................................58

GARMIN, the GARMIN logo, the GARMIN globe design, the GARMIN "swoosh"' design, STREETPILOT, ETREX, TRACBACK, DCG, GPSMAP, GPS II, GPS III, GPSCOM, PHASETRAC 12, TRACPAK, G CHART, GPS 40, PERSONAL NAVIGATOR, GUIDANCE BY GARMIN, MULTITRAC 8, AUTOLOCATE, NAVTALK and SEE-THRU are registered trademarks of Garmin Corporation, and EMAP, ETREX SUMMIT, ETREX CAMO, ETREX LEGEND, ETREX VENTURE, ETREX VISTA, METROGUIDE and MAPSOURCE are trademarks of Garmin Corporation. All other registered trademarks and tradenames referred to in this Form 10-K are the property of their respective owners.

          CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7 of this Form 10-K under the heading "Company-Specific Trends and Risks". Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     PART I

ITEM 1.  BUSINESS

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations ("MD&A") under Item 7 herein. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment information included in Item 8, Note 10 is incorporated herein by reference in partial response to this Item 1.

RECENT DEVELOPMENTS IN THE COMPANY'S BUSINESS

     REORGANIZATION

     The Company was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation in order to facilitate a public offering of Garmin shares in the United States.

     As a result of a corporate reorganization completed in 2000, the Company owns, directly or indirectly, all of the operating companies in the Garmin group, except for one share of Garmin Corporation held of record, but not beneficially, by each of six shareholders as nominees to satisfy the Taiwan requirement that Garmin Corporation have at least seven shareholders, and 4,000 shares of Garmin Corporation held by two related shareholders who did not convert their Garmin Corporation shares to shares of the Company. These 4,006 shares represent approximately 0.004% of the outstanding shares of Garmin Corporation.

     INITIAL PUBLIC OFFERING

     The Company completed an initial public offering of its common shares on December 8, 2000 (the "IPO"). Of the 12,075,000 common shares sold in the IPO (including shares sold pursuant to the underwriters' over-allotment option), 8,242,111 shares were sold by the Company and 3,832,889 shares were sold by certain selling shareholders. The Company raised net proceeds of $104.4 million in the IPO.


COMPANY OVERVIEW

     Garmin is a leading, worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System ("GPS") technology. Garmin designs, develops, manufactures and markets under the GARMIN brand a diverse family of hand-held, portable and fixed mount GPS-enabled products and other navigation, communications and information products. Each of Garmin's GPS products utilizes its proprietary integrated circuit and receiver designs to collect, calculate and display location, direction, speed and other information in forms optimized for specific uses.


OVERVIEW OF THE GLOBAL POSITIONING SYSTEM

     The Global Positioning System first made available by the U.S. government for commercial use in 1983, is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system is provided free of charge by the U.S. government.

     Reception of GPS signals from the satellites requires line-of-sight visibility between the satellites and the receiver. GPS receivers generally do not work indoors and when a receiver is outside, buildings, hills and dense foliage can block reception. GPS receivers can be very compact, and it is not necessary to have a large dish antenna to receive GPS signals.

     Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability ("SA") for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. With SA removed, a GPS receiver can calculate its position to an accuracy of 10 meters or less, significantly enhancing the utility of GPS for most applications.

     The accuracy and utility of GPS can be enhanced even further through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The FAA is developing a Wide Area Augmentation System ("WAAS") comprising ground reference stations and additional satellites which will improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS is intended to support the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS will also enhance the utility of WAAS-enabled GPS receivers for consumer applications. The FAA has stated that it expects the WAAS system to have initial operating capability in 2002.


PRODUCTS

     Garmin has achieved a leading market position and a record of growth in revenues and profits by offering ergonomically designed, user friendly products with innovative features and designs covering a broad range of applications and price points.

     Garmin's target markets currently consist of the consumer segment, which primarily includes marine and recreational products, and the aviation segment, which consists of panel mount and portable products for use in aircraft.

     While the marine/recreational and aviation product lines will continue to be the core of Garmin's business in the near-term, GPS capabilities are becoming increasingly commercially viable in a wide range of consumer products and services, including automotive navigation systems and wireless consumer and mobile information devices (such as phones and personal digital assistants). Garmin's goal is to take advantage of its brand name and its product development experience to expand its product line in many of these potentially high-growth GPS markets.


CONSUMER

     Garmin currently offers a wide range of consumer products, including handheld GPS receivers, our StreetPilot(R) portable automotive navigation devices and fixed-mount GPS/Sounder products, targeted toward the marine and recreational market segments. Garmin believes that its consumer products are known for their value leadership, high performance, innovation and ergonomics.

     Garmin also offers a broad set of accessories for its products. For instance, Garmin's MapSource(TM) CDs, which can be loaded into selected GPS products through a personal computer, provide detailed mapping information for the United States and Canada and a number of European countries. With this information, Garmin's StreetPilot, eTrex(R) Venture, eTrex Legend, eTrex Vista, and eMap(TM) products can provide the customer with detailed information concerning business listings and points of interest. A user can choose a business listing (e.g., restaurants, hotels, and shops) and the unit will display the location of the destination on a map along with the user's location and the distance from the user's location.

     The table below includes a sampling of the innovative products that Garmin currently offers to consumers.

HANDHELD AND PORTABLE CONSUMER PRODUCTS:

eMap Pocket-size GPS with built-in basic map showing highways and major streets for personal use and business travel. MapSource compatibility allows street level mapping, points of interest and address location functionality. eMap introduces benefits of GPS to a new class of consumers.

eTrex
(6 models)                 Ultra compact full feature handheld GPS design for
                           outdoor enthusiasts. All models are waterproof and have rugged designs. The eTrex Summit and eTrex Vista have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe.
                           eTrex Camo features a camouflaged design and a hunting and fishing almanac.

StreetPilot GPS
(3 models)                 Portable automotive navigation systems with basemap
                           and MapSource compatibility allowing street level mapping, points of interest and address location functionality. The ColorMap model features a color display. StreetPilot III features "turn by turn" automatic route guidance and voice prompting and a high resolution color display.

GPS 12
(4 models)                 Rugged handhelds for serious outdoor enthusiasts.
                           Capabilities and features available in different GPS
                           12 models include basic navigation, color graphics, built-in database of cities, basemaps and MapSource compatibility.

GPS 48 Handheld GPS with a built-in database of marine navigation aids.

GPS III+ Portable GPS, with unique selectable vertical or horizontal displays. Capabilities and features include built-in basemap and MapSource compatibility.

GPSMAP 175                 Portable GPS/Plotter suitable for avid boaters,
                           providing fuel and planning functions, distance and bearing calculations and inland and offshore digital marine charts. The unit offers a large display and the capability to access detailed marine charts from G-Chart(R)cartridges.

MARINE FIXED-MOUNT UNITS:

GPS126 & 128               Low cost fixed-mount GPS's for boating with either a
                           built-in antenna or an external antenna for exposed installations.

GPSMAP(R)
(5 models)                 Marine GPS/plotter combinations for boating and
                           fishing enthusiasts of different levels. Features available on different models include a variety of display sizes (ranging in size from 4.2" to 7.1"), high-contrast LCD graphics, monochrome or 16-color active matrix displays and the capability of uploading current mapping data from a personal computer with MapSource CD-ROM's.

GBR 21 & 23                These differential beacon receivers complement all
                           of Garmin's GPS receivers by providing boaters and fisherman additional positioning accuracy to within approximately 5 meters.

SOUNDER PRODUCTS:

FishFinders
(3 models)                 Fishfinders feature exclusive DCG(R)and See-Thru(R)
                           technology, which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas.

GPSMAP/Sounder
(3 models)                 The  "all-in-one"  product lines with GPS, chart-
                           plotter and sonar functionality. These units come with different display sizes (ranging in size from 4.2" to 7.1") and the capability of uploading current mapping data.

CONSUMER COMMUNICATIONS PRODUCTS:

NavTalk A waterproof handheld unit that combines an analogue cellular telephone and a full-featured GPS receiver with mapping display. Features the ability to transmit location from one unit to another unit and to location-based service companies.

VHF 720 & 725              Waterproof, portable handheld marine radios with
                           either 3-watt or 5-watt power output provide clear
                           VHF communication capabilities for all types of boaters.

AVIATION

     Garmin's panel mounted product line includes GPS-enabled navigation, VHF communications transmitters/receivers, traditional VHF navigation receivers, instrument landing receivers, digital transponders (which transmit either an aircraft's altitude or its flight identification number in response to requests transmitted by ground-based air traffic control radar systems or air traffic avoidance devices on other aircraft), marker beacon receivers and audio panels.

     Garmin's aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. Garmin was the first company to offer a GPS receiver, the GPS 155/165, which met the Federal Aviation Administration's requirements for certain kinds of instrument approaches and did so a full year ahead of its competitors. The GPS 155/165 with its instrument approach capability won FLYING Magazine's outstanding achievement award for 1994. The GNS 430/530 offers an unprecedented set of features and capabilities integrated into a single product. This high level of integration has revolutionized the aviation electronics industry by minimizing the use of precious space in the cockpit, enhancing the quality and safety of flight through the use of modern designs and components and reducing the cost of equipping an aircraft with modern electronics. The GNS 430 was also recognized by FLYING Magazine as the Editor's Choice Product of the Year for 1998. In 1994 and again in 2000, Garmin earned recognition from the Aircraft Electronics
Association for outstanding contribution to the general aviation electronics industry.

     Large portions of Garmin's sales of panel mounted aviation products come from the retrofit market where older aircraft are fitted with the latest electronics from Garmin's broad product line. Garmin believes this market continues to have good growth potential as aircraft owners elect to upgrade their existing aircraft at a cost that is lower than purchasing a new aircraft.

     Garmin has also gained market share as an original equipment manufacturer supplier to leading airframe manufacturers such as the New Piper Aircraft
Company, Raytheon Aircraft Company, Mooney Aircraft Corporation and Cirrus Design Corporation. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include weather information and primary flight instruments that use the latest display technologies.

     The table below includes a sampling of the innovative aviation products currently offered by Garmin:


HANDHELD AND PORTABLE AVIATION PRODUCTS:

GPS 92 Value-priced unit for recreational pilots with built-in Jeppesen(R) database. The Jeppesen database includes airports, navigation beacons, controlled airspace, runway data and final approach waypoints.

GPS III Pilot             Aviation style GPS III, with built-in maps and
                          Jeppesen database.

GPSMAP 195                Portable GPS receiver with 4.1" moving map display
                          and built-in aviation database.

GPSMAP 295                A high-end portable GPS receiver designed specifically
                          for the serious aviator. Features include a 16-color display and built-in aviation database; it can down-load MapSource CD-ROM information through a personal computer for street level map details.

PANEL-MOUNT AVIATION PRODUCTS:

GNC 300XL TSO             Instrument Flight Rules ( "IFR ") certified product
                          that combines a GPS receiver with VHF radio and features moving map graphics.

400 Series
(3 models)                The GNS 430 is the world's first  "all-in-one"  IFR
                          certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.
                          Features available in different 400 series models include 4 color map graphics, GPS, communication and navigation capabilities.

GNS 530 This unit combines all of the features of the GNS 430 along with a larger 5" color display.

GI-102A & 106A            Course deviation indicators (CDIs). The GI-106A
                          features an instrument landing system receiver to aid in landing.

GMA 340 A feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities.

GTX 320 & 327             FAA-certified transponders which transmit altitude or
                          flight information to air traffic control radar systems or other aircraft's air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with unique timing functions.


AVIATION COMMUNICATIONS PRODUCTS:

NavTalk Pilot GPS-enabled cellular telephone, with built-in aviation database, offers AirCell(R) airborne service so that pilots can make and receive cellular telephone calls while airborne.

GPSCOM 190                A GPS-enabled handheld with a VHF radio. This unit
                          combines a portable GPS receiver with an aviation band communication transmitter/receiver for communication with airports and air traffic controllers.


SALES AND MARKETING

     Garmin's  consumer  products  are  sold  through  a  worldwide  network  of approximately 2,500 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. Garmin intends to selectively grow its dealer network geographically and by product lines. Marketing support is provided geographically from Garmin's offices in Olathe, Kansas (North, South and Central America), Romsey, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia and Australasia). Garmin's distribution strategy is intended to increase Garmin's global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

     Garmin's U.S. consumer segment marketing is handled through its dealers who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin's largest consumer products dealers include:

     o BASS PRO SHOPS--a freshwater sports specialist with a sophisticated catalog sales effort and "super store" locations;

     o BOAT AMERICA/BOAT U.S.--A major marine dealer featuring memberships for special buying privileges;

     o BOATERS WORLD--a leading off-shore marine retailer with multiple locations;

     o    CABELA'S--a major catalogue retailer for the outdoor marine market;

     o    WAL-MART--one of the world's largest mass retailers;

     o WEST MARINE--one of the largest U.S. marine retailers specializing in offshore boating equipment; and

     o    BEST BUY--one of the largest U.S. electronics retailers


     Garmin's European consumer segment marketing is handled through in-country distributors who resell to dealers. Working closely with Garmin's in-house sales and marketing staff in Romsey, U.K., these distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin's Taiwan-based marketing team handles its Asia marketing effort.

     Aviation marketing is handled through dealers around the world. Garmin's largest aviation dealers include Sportsmen's Market, Tropic Aero and JA Air
Center. All have the training, equipment and certified staff required for the at-airport installation of Garmin's most sophisticated IFR avionics equipment. Visual Flight Rules ("VFR") equipment including handheld GPS receivers, is sold through dealers, usually at airport locations or through catalogs.

     In addition to the traditional distribution channels mentioned, Garmin enjoys significant market penetration with original equipment manufacturers. In the consumer market, Garmin's products are standard equipment on boats manufactured by Ranger Boats and Lund Boat Company. In the aviation market, Garmin's avionics are standard equipment on airplanes built by The New Piper Aircraft Company, Raytheon Aircraft Company, Mooney Aircraft Corporation and Cirrus Design Corporation. Other aircraft and boat manufacturers offer Garmin's products as optional equipment.


COMPETITION

     The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are features, quality, design, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in these areas.

     Garmin believes that its principal competitors for consumer GPS-enabled product lines are Magellan Corporation ("Magellan"), a subsidiary of Orbital Sciences, Inc., Lowrance Electronics Inc. ("Lowrance"), Raytheon Marine Company ("Raytheon"), Furuno Electronic Company, MLR, Simrad AS ("Simrad"), the Cetrek division of Teleflex, Inc., Japan Radio Company and Koden Electronics Co., Ltd. For Garmin's fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Furuno, Raytheon, Simrad and the Humminbird division of Techsonic Industries, Inc. ("Humminbird"). Garmin believes that its principal competitors for marine VHF transceiver product lines are Standard Communications, Shakespeare Corporation, Humminbird, Raytheon, Uniden Corporation, Simrad and Icom, Inc. For Garmin's general aviation product lines, Garmin considers its principal competitors to be Lowrance and Magellan, for portable GPS units, and UPS Aviation Technologies, a subsidiary of United Parcel Service, Inc., Honeywell, Inc., Northstar Technologies and Avidyne Corporation for panel-mount GPS and display units. For Garmin's wireless product lines, Garmin believes that its principal competitors are Nokia Oy, Telefon AB LM Ericsson, Motorola, Inc. ("Motorola"), Benefon Oy, Siemens AG, Sony Corporation and Samsung. For Garmin's GPS sensor board product lines, Garmin believes its principal competitors are Trimble Navigation, Ltd., Conexant, Inc., Magellan, Motorola, Phillips N.V. ("Phillips") and SiRF Technology, Inc. For Garmin's automotive product lines, Garmin considers its principal competitors to be Magellan, Alpine Electronics, Inc., Denso KK, Visteon, On-Star Division of General Motors Corporation and Phillips.


RESEARCH AND DEVELOPMENT

     Garmin's product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin's engineering and manufacturing teams. Garmin's products are created by its engineering and design staff of approximately 200 people worldwide. Garmin's manufacturing staff includes manufacturing process engineers who work closely with Garmin's design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin's design staff includes industrial designers, as well as software engineers, electrical engineers and mechanical engineers. Garmin believes the industrial design of its products has played an important role in Garmin's success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

     Below is a table of Garmin's expenditures on research and development over the last three fiscal years.


                                                                Fiscal Years Ended
                                  ------------------------- --------------------------- -------------------------
                                        December 30,               December 25,               December 26,
                                            2000                       1999                       1998

                                  -------------------------  -------------------------  -------------------------
(In thousands)
Research and development                  $ 21,764                   $17,339                    $14,876



MANUFACTURING AND OPERATIONS

     Garmin believes that one of its core competencies is its manufacturing capability at both its Shijr, Taiwan facility and its Olathe, Kansas facility. Garmin's vertically integrated approach has provided it the following competitive advantages:

     REDUCED TIME-TO-MARKET. Utilizing concurrent engineering techniques, Garmin's products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins. In this manner, Garmin can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Reducing time to market has enabled Garmin to offer several industry firsts, such as the NavTalk GPS-enabled wireless phone and the GNS 430, which integrates traditional aviation navigation and communications systems with GPS in a single package.

     DESIGN AND PROCESS OPTIMIZATION. Using its manufacturing resources, Garmin can rapidly prototype design concepts, products and processes in order to achieve higher efficiency, lower cost and best value for the customer. Garmin's ability to fully explore product design and manufacturing process concepts has enabled it to optimize its designs to minimize size and weight in a GPS device that is fully functional, waterproof, and rugged.

     LOGISTICAL AGILITY. Operating its own manufacturing facilities helps Garmin minimize problems common to the electronics industry, such as component shortages and long component lead times. Many products can be re-engineered to bypass component shortages or reduce cost and the new designs can quickly fill the distribution pipeline. Garmin can react rapidly to changes in market demand by maintaining a safety stock of long-lead components or by rescheduling components from one product line to another.

     Garmin's design and manufacturing processes are certified to ISO 9001/2 for superior quality. In addition Garmin's aviation panel-mount products are designed according to processes which are approved and monitored by the FAA.


INTELLECTUAL PROPERTY

     Garmin's success and ability to compete is dependent in part on its proprietary technology. Garmin relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 26, 2001, Garmin held 44 U.S. patents and had 38 U.S. patent applications pending. Garmin's U.S. patents do not create any patent rights in foreign countries. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Garmin's registered U.S. trademarks include: GARMIN; the GARMIN logo; the GARMIN globe design; the GARMIN "swoosh" design; STREETPILOT; ETREX; TRACBACK; DCG; PERSONAL NAVIGATOR; GPSMAP; GPS II; GPS III; GUIDANCE BY GARMIN; GPSCOM; PHASETRAC 12; TRACPAK; G CHART; GPS 40; MULTITRAC 8; AUTOLOCATE; NAVTALK and SEE-THRU. Our mark GARMIN and certain other trademarks have also been registered in selected foreign countries. Garmin's trademarks include EMAP; ETREX SUMMIT; ETREX CAMO; ETREX LEGEND; ETREX VENTURE; ETREX VISTA; METROGUIDE and MAPSOURCE. Garmin's patents and its registered trademarks and trademarks are owned by Garmin's subsidiary, Garmin Corporation.

     Garmin believes that its continued success depends in large part on the intellectual skills of its employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin's rights in its proprietary technologies.

     It is possible that Garmin's current patents, or patents which it may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that Garmin may not obtain issued patents for inventions it seeks to protect. It is also possible that Garmin may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to Garmin may not provide it with any competitive advantages, or that the patents of others will harm or altogether preclude Garmin's ability to do business. Legal protections afford only limited protection for Garmin's
technology.   Despite  Garmin's  efforts  to  protect  its  proprietary  rights, unauthorized parties may attempt to copy aspects of Garmin's products or to obtain and use information that Garmin regards as proprietary. Litigation may be necessary in the future to enforce Garmin's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any resulting litigation could result in substantial costs and diversion of Garmin's resources. Garmin's means of protecting its proprietary rights may not be adequate and Garmin's competitors may independently develop similar technology.


REGULATIONS

     Garmin's aviation products that are intended for installation in type certificated aircraft are required to be certified by the Federal Aviation Administration its European counterpart, the Joint Aviation Authorities, and other comparable organizations before they can be used in an aircraft. The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communication Commission ("FCC") rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin's products sold in Europe are required to comply with relevant directives of the European
Commission. A delay in receiving required certifications for new products or enhancements to Garmin's products or losing certification for Garmin's existing products could adversely affect its business.

     Because Garmin Corporation, one of the Company's principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin's operations. The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provide that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of China, also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks. Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year. Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC. The above limits apply to remittances involving a conversion between NT Dollars and U.S. Dollars or other foreign currencies. The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion. A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.


EMPLOYEES

     As of December 30, 2000, Garmin had 1,291 full-time employees worldwide, of whom 572 were in the United States, 689 were in Taiwan and 30 were in England. None of Garmin's employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.


ITEM 2.  PROPERTIES

     Garmin's U.S. subsidiary, Garmin International, Inc., occupies a 240,000 square foot facility on 41 acres in Olathe, Kansas, where it produces all aviation panel-mount products and warehouses, distributes, sells and supports Garmin products for North and South America. The expansion of the Olathe facility from 103,000 to 240,000 square feet was substantially completed in March, 2001. Garmin's subsidiary, Garmin Realty, LLC also purchased an additional 46 acres of land on the Olathe site in February, 2000 for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to this property. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin's subsidiaries for the aggregate sum of $200.

     Garmin's subsidiary, Garmin Corporation, owns a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin's consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin Corporation occupies 186,367 square feet at this facility and leases the remainder to third parties.

     Garmin's subsidiary, Garmin (Europe) Ltd., leases approximately 28,358 square feet in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. Garmin International, Inc. also leases an aggregate of 3,233 square feet of office space in Tempe, Arizona for software development, and Wichita, Kansas for support for Garmin's aviation original equipment manufacturer operations.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, Garmin may be involved in litigation relating to claims arising out of our operations. As of March 26, 2001, Garmin was not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Prior to the December 8, 2000 initial public offering of Garmin's shares, a special meeting of Garmin's shareholders was held on October 24, 2000 to approve
(a) Garmin's 2000 Equity Incentive Plan, Garmin's Employee Stock Purchase Plan, Garmin's Non-Employee Directors' Option Plan and Garmin's Shareholder Rights Plan, and (b) amendments to Garmin's Articles of Association (i) to add a provision permitting the Board of Directors to set a record date for shareholders entitled to notice of and to vote at meetings or to receive dividends, and (ii) to correct certain typographical and clerical errors in the Articles of Association. All of such plans and such amendments were approved at this meeting with the following votes being cast.

                                                        FOR              AGAINST           ABSTAIN
                                                        ---              -------           -------
Garmin Ltd. 2000 Equity Incentive Plan               73,244,205        3,337,065               0
Garmin Ltd. Employee Stock Purchase Plan             76,581,270              0                 0
Garmin Ltd. 2000 Non-Employee Director's
    Option Plan                                      76,581,270              0                 0
Garmin Ltd. Shareholders Rights Plan                 73,244,205        3,337,065               0
Amendments to the Articles of Association            76,581,270              0                 0


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 8, 2001.

     GARY L. BURRELL, age 63, has served as Co-Chairman and Co-Chief Executive Officer of Garmin Ltd. since August 2000. He has been a director of Garmin Corporation since January 1990. He served as President of Garmin Corporation from January 1990 to December 1998. Mr. Burrell has also been President and a director of Garmin International, Inc. since August 1990, a director and Chairman of Garmin (Europe) Ltd. since 1992 and a director of Garmin Foreign
Sales Corporation since May 1998 and President since July 1998. Mr. Burrell holds a BS degree in Electrical Engineering from Wichita State University and a MS degree in Electrical Engineering from Rennsselaer Polytechnic Institute.

     DR. MIN H. KAO, age 52, has served as Co-Chairman and Co-Chief Executive Officer of Garmin Ltd. since August 2000. He has been President of Garmin Corporation since January 1999. He has been Chairman and a director of Garmin
Corporation since January 1990. Dr. Kao has also been a director of Garmin International, Inc. since August 1990 and a Vice President since April 1991, a director of Garmin (Europe) Ltd. since 1992 and a director of Garmin Foreign Sales Corporation since May 1998 and Vice President since July 1998. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

     KEVIN S. RAUCKMAN, age 38, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has been a director and Treasurer of Garmin Foreign Sales Corporation since January 1999. Previously, Mr. Rauckman served as Director of Finance and in other finance capacities for one of AlliedSignal's (now known as Honeywell International, Inc.) Aerospace units from May 1996 to January 1999 and served as Finance Manager with Unisys Corporation, a technology hardware and consulting services company, from June 1993 to April 1996. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

     ANDREW R. ETKIND, age 45, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. Previously, Mr. Etkind served as Senior Attorney for Alumax Inc., a manufacturer of aluminum and aluminum products, from March 1996 to January 1998 and was Vice President, General Counsel and Secretary of Information Management Resources, Inc. (now known as IMR Global, Inc.), a software systems development and consulting company, from July 1993 to February 1996. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

     GARY V. KELLEY, age 54, has been Director of Marketing of Garmin International, Inc. since 1992 and has been a director of Garmin (Europe) Ltd. since 1993. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

     All executive officers are elected by and serve at the discretion of the Company's Board of Directors. None of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. None of the executive officers are related to one another. Dr. Kao is the brother of Ruey-Jeng Kao, a Director of Garmin Ltd. and a supervisor of Garmin Corporation. Elected by the shareholders of Garmin Corporation, a supervisor serves as an ex-officio member of its Board of Directors to protect the interests of all shareholders.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common shares have traded on the Nasdaq National Market under the symbol "GRMN" since its initial public offering on December 8, 2000. As of March 26, 2001 there were approximately 146 shareholders of record.

     No cash dividends have been paid since the initial public offering of the Company's common shares on December 8, 2000. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The high and low closing sales prices of the Company's common shares as reported on the Nasdaq stock market from December 8, 2000, the date of the Company's initial public offering, through December 31, 2000, were $21.188 and $18.188 respectively.

     As part of the corporate restructuring of the Company, on September 22, 2000, substantially all of the shareholders of Garmin Corporation exchanged 88,984,394 common shares of stock of Garmin Corporation for 100,000,000 common shares (post split) of Garmin with a per share par value of $0.01. The Garmin shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Certain of the Garmin shares were issued to U.S. shareholders pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) of, and Rule 506 of Regulation D under, the Securities Act. The remainder of the shares were offered and issued outside the United States to individuals who are not citizens or residents of the United States pursuant to Regulation S under the Securities Act.

     Garmin's registration statement on Form S-1 (Commission file no. 333-45514) was declared effective on December 8, 2000. On that date Garmin completed an initial public offering of its common shares, $0.01 par value per share, in which 10,500,000 shares were sold at an offering price of $14.00 per share. Of the total shares sold, 7,875,000 common shares were sold by the Company and 2,625,000 were sold by selling shareholders. Of the 10,500,000 shares sold in the initial public offering, 8,925,000 were sold to the U.S. underwriters, represented by Credit Suisse First Boston Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint book-running managers, and 1,575,000 shares were sold to the international managers, represented by Credit Suisse First Boston (Europe) Limited and Merrill Lynch International as joint book-running managers. In connection with this offering, the U.S. underwriters had the option to purchase an additional 312,044 shares from Garmin and an additional 1,026,706 shares from the selling shareholders and, the international managers had the option to purchase an additional 55,067 shares from Garmin and an additional 181,183 shares from the selling shareholders. The underwriters exercised these options on December 11, 2000. Net proceeds to Garmin were $104.4 million after underwriting discounts of $0.98 per share and other costs of issuance of $3.0 million. Payments of these expenses were not made to any directors or officers of Garmin or their associates, shareholders of 10% or more of the outstanding shares of Garmin or any affiliates of Garmin.

     Garmin plans to use the proceeds from the IPO for working capital and other general corporate purposes, including possible acquisitions or strategic partnerships. Garmin currently has no specific plan for allocating those proceeds among working capital and other general corporate purposes. Garmin currently has no commitments to make any material investments or acquisitions and will retain broad discretion in the allocation of net proceeds from the IPO.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 30, 2000 and December 25, 1999 and the selected consolidated statement of income data for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 26, 1998, December 31, 1997 and December 31, 1996 and the selected consolidated statement of income data for the years ended December 31, 1997 and 1996 were derived from the Company's audited consolidated financial statements, not included herein.

     The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 and Part II of this Form 10-K.

                                                                 YEARS ENDED (1)
                                      --------------------------------------------------------------------
                                        DEC. 30,       DEC. 25,      DEC. 26,       DEC. 31,      DEC. 31,
                                          2000           1999          1998           1997          1996
                                          ----           ----          ----           ----          ----
                                                            (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME
DATA:
  Net sales........................    $345,741           $232,586       $169,030      $160,280      $135,874
  Cost of goods sold...............     162,015            105,654         82,787        93,620        77,616
                                       --------           --------       --------      --------      --------
      Gross profit.................     183,726            126,932         86,243        66,660        58,258

  Operating expenses:
      Selling, general and
        administrative.............      32,669             27,063         24,680        17,102        17,720
      Research and
        development................      21,764             17,339         14,876        12,657        10,383
                                       --------           --------       --------      --------      --------
  Total operating expenses.........      54,433             44,402         39,556        29,759        28,103
                                       --------           --------       --------      --------      --------
  Operating income.................     129,293             82,530         46,687        36,901        30,155
  Other income, net (2)............      11,629(3)           1,602            833        11,971(3)        818
                                       --------           --------       --------      --------      --------
  Income before income
      taxes........................     140,922             84,132         47,520        48,872        30,973
  Provision for income taxes.......      35,259             19,965         12,354        12,780         7,943
                                       --------           --------       --------      --------      --------
           Net income..............    $105,663           $ 64,167       $ 35,166      $ 36,092      $ 23,030
                                       ========           ========       ========      ========      ========

   Net income per share:
         Basic.....................       $1.05              $0.64          $0.35         $0.37         $0.23
         Diluted...................       $1.05              $0.64          $0.35         $0.37         $0.23

Weighted average common shares
    outstanding:
        Basic......................     100,489            100,000         99,624        98,876        98,876
        Diluted....................     100,506            100,000         99,624        98,876        98,876

Cash dividends per share(4)               $0.29              $0.13          $0.12         $0.09         $0.03

BALANCE SHEET DATA (AT END OF
PERIOD):
   Cash and cash equivalents.......    $251,731           $104,079       $ 80,360      $ 64,243      $ 37,073
   Total assets....................     463,347            250,090        174,532       143,482       118,775
   Total debt (5).................       46,946             27,720          9,708        15,823        14,275
   Total stockholders' equity.....      365,239            194,599        135,940       104,204        86,047

--------------------------------------------------------------------------------------------------------------

(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. Prior to 1998, our fiscal years ended on December 31.
(2) Other income, net mainly consists of interest income, interest expense and foreign currency gain/(loss).
(3) Includes a $10 million foreign currency gain during 1997 and a $7 million foreign currency gain during 2000.
(4) Represents cash dividends per share based on the actual number of shares outstanding at the time of the dividend, as adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000.
(5)  Total debt consists of notes payable and long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read together with the Company's consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K. Prior to 1998, the Company's fiscal year was based on a calendar year. In 1998, the Company elected to change its fiscal year to a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 1999 and 1998. Unless otherwise stated, all years and dates refer to the Company's fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.


OVERVIEW

     We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in two business segments, the consumer and aviation markets. Both of our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. Our consumer segment includes portable GPS receivers and accessories for marine, recreation, land and automotive use sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

     Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 26% since 1996 and our net income has increased at a compounded annual growth rate of 46% since 1996. All of this growth has been organic; none has occurred as a result of any acquisition or merger.

     Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the British Pound Sterling and the functional currency of our Asian operations is the New Taiwan Dollar. Other than in 1997, when we experienced a $10.0 million foreign currency gain, and 2000, when we experienced a $7.0 million foreign currency gain, both due to a strong U.S. Dollar, we generally have not been significantly affected by foreign currency fluctuations. To date, we have not entered into hedging transactions with either the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

NET SALES

     Our net sales are generated through sales to our global dealer and distributor network and to original equipment manufacturers. We recognize sales when products are shipped. Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

     Net sales are subject to some seasonal fluctuation. Typically, sales of our consumer products are highest in the second quarter, due to increased demand during the spring and summer marine season, and in the fourth quarter, due to increased demand during the holiday buying season. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

GROSS PROFIT

     The most significant components of our cost of goods sold are raw material, labor and depreciation. Raw material costs, which are our most significant cost item, generally have not fluctuated materially as a percentage of sales since early 1998, when we negotiated lower raw material costs with our key suppliers. As a result, gross profit increased substantially as a percentage of sales in 1998 from that realized in prior years.

     In 2000, we experienced upward pricing pressures on our high technology components, but have offset these with efficiencies in our manufacturing processes. Our existing practice of performing in-house the design and manufacture of our products has enabled us to utilize alternative lower cost components from different suppliers and, where necessary, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing in-house the design, manufacture and marketing of our products, both the Taipei, Taiwan and Olathe, Kansas manufacturing plants have experienced relatively low costs of manufacturing, compared to our competition. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe.

     Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of some of our handheld devices sold into the consumer market have declined due to market pressures and introduction of new products sold at lower price points. The average selling prices of our aviation products have increased due to the introduction of more advanced and innovative products. In conjunction with the effects of lower labor costs experienced on Taiwan production, the effect of the sales price variability inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Our selling, general and administrative expenses consist primarily of:

     .    salaries for sales and marketing personnel;

     .    salaries  and  related  costs  for   executives   and   administrative
          personnel;

     .    advertising, marketing, and other brand building costs;

     .    accounting and legal costs;

     .    information systems and infrastructure costs;

     .    travel and related costs; and

     .    occupancy and other overhead costs.

     Since we plan to increase market penetration in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. However, a majority of these expenses are relatively fixed and would not be expected to increase as significantly as sales. We also intend to increase advertising and marketing expenses in order to build increased brand awareness in the consumer marketplace. We do not anticipate that these increased expenses will significantly impact our financial results in 2001 and subsequent periods.

 RESEARCH AND DEVELOPMENT

     The majority of our research and development costs represent salaries for our engineers, costs for high technology components used in product and prototype development, and costs of test equipment needed during product development.

     We have continued to grow our research and development capabilities since our inception. Substantially all of the research and development of our products is performed in the United States.

     We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget on absolute terms and are experiencing accelerating returns on our research and development investment as net sales increase.

CUSTOMERS

     No customer accounted for greater than 10% of our sales in the year ended December 30, 2000. Our top ten customers accounted for approximately 29% of net sales. We have experienced average sales days in our customer accounts receivable between 35 and 40 days since 1998.

INCOME TAXES

     We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 25% during 2000. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2004. The current Taiwan tax incentives that Garmin has received approval for will end in 2004. Additional incentives may be applied for under current tax laws after 2004 under the current Taiwan tax incentive policies. However, there can be no assurance that such tax incentives will not be repealed after 2004.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                   FISCAL YEARS ENDED
                                         --------------------------------------
                                         DEC. 30,     DEC. 25,        DEC. 26,
                                           2000        1999            1998
                                           ----        ----            ----
Net sales .............................   100.0%      100.0%          100.0%
Cost of goods sold.....................    46.9%       45.4%           49.0%
                                           -----       -----           -----
Gross profit ..........................    53.1%       54.6%           51.0%
Operating expenses:
Selling, general and administrative....     9.4%       11.6%           14.6%
Research and development...............     6.3%        7.5%            8.8%
                                           ----        ----            ----
Total operating expenses...............    15.7%       19.1%           23.4%
                                           -----       -----           -----
Operating income.......................    37.4%       35.5%           27.6%
Other income, net......................     3.4%        0.7%            0.5%
                                            ----        ----            ----
Income before income taxes............     40.8%       36.2%           28.1%
Provision for income taxes.............    10.2%        8.6%            7.3%
                                           -----        ----            ----
Net income.............................    30.6%       27.6%           20.8%
                                           =====       =====           =====

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in
Item 8.

                                                                    FISCAL YEARS ENDED
                                 -----------------------------------------------------------------------------------------
                                         DEC. 30, 2000                 DEC. 25, 1999                DEC. 26, 1998
                                    CONSUMER      AVIATION        CONSUMER       AVIATION      CONSUMER      AVIATION
                                    --------      --------        --------       --------      --------      --------
                                                                     (IN THOUSANDS)

  Net sales...............          $230,183      $115,558        $169,164        $63,422      $135,446       $33,584
  Cost of goods sold...              114,656        47,359          78,088         27,566        68,787        14,000
                                    --------      --------        --------        -------      --------       -------
  Gross profit...........            115,527        68,199          91,076         35,856        66,659        19,584
  Operating expenses:
  Selling, general and
      administrative...               23,756         8,913          20,486          6,577        20,047         4,633
  Research and development....        14,210         7,554          11,431          5,908         9,177         5,699
                                    --------      --------        --------        -------      --------       -------
   Total operating
      expenses.........               37,966        16,467          31,917         12,485        29,224        10,332
                                    --------      --------        --------        -------      --------       -------
  Operating income...                 77,561        51,732          59,159         23,371        37,435         9,252
  Other income, net                   10,542         1,087           1,290            312           501           332
                                    --------      --------        --------        -------      --------       -------
  Income before
       Income taxes.....            $ 88,103      $ 52,819        $ 60,449        $23,683      $ 37,936       $ 9,584
                                    ========      ========        ========        =======      ========       =======


COMPARISON OF FISCAL YEARS ENDED DECEMBER 30, 2000 AND DECEMBER 25, 1999

NET SALES

     Our net sales were $345.7 million in fiscal 2000, a 49% increase over net sales of $232.6 million in fiscal 1999. The increase in sales during this period was driven by increased demand across nearly all product lines which reflects the overall growth of the GPS market. Sales from our consumer products accounted for 66.6% of net sales in fiscal 2000 compared to 72.7% of net sales in fiscal 1999. Sales from our aviation products accounted for 33.4% of net sales in fiscal 2000 compared to 27.3% of net sales in fiscal 1999. Net sales increased $61.0 million, or 36%, in the consumer segment and $52.1 million, or 82%, in the aviation segment. In May 2000, President Clinton withdrew the prior government degradation placed on GPS accuracy. Although difficult to quantify, management believes that the withdrawal of this degradation has helped drive increased demand for and sales of consumer GPS devices in 2000. The aviation sales growth was driven by new products introduced in early 2000 and continued strong demand of our panel mount aviation products that were introduced in early 1999.

GROSS PROFIT

     Gross profit was $183.7 million in fiscal 2000, a 45% increase over gross profit of $126.9 million in fiscal 1999. Gross profit as a percent of net sales decreased to 53.1% in fiscal 2000 from 54.6% in fiscal 1999 due primarily to inventory charges that were recorded during 2000 to reserve for excess stocks and technological obsolescence related to the transition to new products expected during fiscal 2001, offset by the effects of increased efficiencies from higher sales volume across all products and the 6.1 percentage point shift in the mix to higher margin aviation sales. Gross profit increased $24.5 million, or 27%, in the consumer segment and $32.3 million, or 90%, in the aviation segment. The percentage increase in gross profits for each segment is generally comparable to the percentage increase in that segment's net sales with the consumer segment gross profit affected more by the inventory charges mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Despite a 49% increase in net sales, selling, general and administrative expenses only increased 21%, to $32.7 million (9.4% of net sales) in fiscal 2000 from $27.1 million (11.6% of net sales) in fiscal 1999. Selling, general and administrative expenses increased $3.3 million, or 16%, in the consumer segment and $2.3 million, or 36%, in the aviation segment. The increase in expense reflects increased employment generally across the organization but also specifically in the areas of customer service and marketing, in support of our increased sales in both segments. The percentage increase was higher in the aviation segment than in the consumer segment due to the significant increase in aviation net sales as compared to consumer sales growth. We also experienced an increase in our cooperative advertising costs, which is an ongoing program with our key dealers and distributors in both segments. The selling, general and administrative expenses are expected to increase at a lower rate than sales in both segments due to the effects of increased volume on these relatively fixed costs.

 RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense increased approximately 26% to $21.8 million (6.3% of net sales) in fiscal 2000 from $17.3 million (7.5% of net sales) in fiscal 1999. Research and development expense increased $2.8 million, or 24%, in the consumer segment and $1.6 million, or 28%, in the aviation segment. The increase in expense was due primarily to additional product development costs in both consumer and aviation segments as well as additional software development in the consumer segment. The percentage increase was slightly higher in the aviation segment due to the development of Garmin's next generation aviation products.

OTHER INCOME (EXPENSE)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) for fiscal 2000 amounted to $11.6 million compared to $1.6 million in fiscal 1999. Interest income during fiscal 2000 amounted to $6.9 million compared to $4.3 million in fiscal 1999, the increase being attributable to the growth of Garmin's cash and cash equivalents during the year on which interest income is earned. Interest expense increased to $2.3 million in fiscal 2000 from $0.6 million in fiscal 1999, due primarily to the additional long-term debt required to finance the 1999 purchase of our new Taiwan facility and further expand our Olathe, Kansas facility in 2000. We recognized a foreign currency exchange gain of $7.0 million during fiscal 2000 compared to a $1.5 million loss in fiscal 1999 due to the significant strengthening of the U.S. Dollar compared to the New Taiwan Dollar during the fourth quarter of fiscal 2000, when the exchange rate increased from 31.30 NTD/USD at the beginning of the fourth quarter to 33.01 NTD/USD at December 30, 2000.

INCOME TAX PROVISION

     Income tax expense increased by $15.3 million, to $35.3 million, in fiscal 2000 from $20.0 million in fiscal 1999, due to our higher taxable income. The effective tax rate was 25.0% in fiscal 2000 versus 23.7% in fiscal 1999. The increase is partly attributable to a surtax on undistributed earnings in Taiwan that Garmin will pay in 2002. The tax cost of distributing earnings from Garmin Corporation, Garmin's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax. Prior to Garmin's reorganization, completed in September 2000 in contemplation of its IPO, distributions made to Garmin Corporation shareholders resulted in minimal tax cost to Garmin.

 NET INCOME

     As a result of the above, net income in fiscal 2000 was $105.7 million compared to $64.2 million in fiscal 1999.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 25, 1999 AND DECEMBER 26, 1998

NET SALES

     Our net sales were $232.6 million in fiscal 1999, a 38% increase over net sales of $169.0 million in fiscal 1998. Net sales from our consumer products accounted for 72.7% of net sales in fiscal 1999 compared to 80.1% of net sales in fiscal 1998. Net sales from our aviation products accounted for 27.3% of net sales in fiscal 1999 compared to 19.9% of net sales in fiscal 1998. Net sales increased $33.7 million, or 25%, in the consumer segment and $29.8 million, or 89%, in the aviation segment. The aviation sales growth was driven by continued strong demand for new products introduced in early 1998 and significant demand for our panel mount aviation products that were introduced in early 1999. The consumer products sales growth was driven by new handheld products introduced in 1999.

GROSS PROFIT

     Gross profit was $126.9 million in fiscal 1999, a 47% increase over gross profit of $86.2 million in fiscal 1998. Gross profit as a percent of net sales increased to 54.6% in fiscal 1999, from 51.0% in fiscal 1998, due primarily to the effects of increased manufacturing efficiencies due to higher volume and favorable product mix associated with the incremental sales of aviation products. Gross profit increased $24.4 million, or 37%, in the consumer segment and $16.3 million, or 83%, in the aviation segment. Gross profit as a percentage of consumer net sales increased to 53.8% in fiscal 1999 from 49.2% in fiscal 1998 due to increased sales of higher margin recreational products introduced in 1999. Gross profit as a percentage of aviation net sales decreased to 56.5% in fiscal 1999 from 58.3% in fiscal 1998 due to a slight shift in the aviation sales mix in 1999 to panel mount products, which sell at slightly lower margins than portable aviation products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Despite a 38% increase in net sales, selling, general and administrative expenses increased only 10%, to $27.1 million (11.6% of net sales), in fiscal 1999, from $24.7 million (14.6% of net sales) in fiscal 1998. Selling, general and administrative expenses increased $0.4 million, or 2%, in the consumer segment and $1.9 million, or 42%, in the aviation segment. The increase in expense was driven primarily by increased advertising costs and additional marketing and administrative staff needed to support the increased sales during 1999, particularly in the aviation segment. The percentage increase was much higher in the aviation segment than in the consumer segment due to the significant increase in aviation net sales. Again, the selling, general and administrative expenses increased at a lower rate than sales in both segments, as expected, due to the effects of increased volume on relatively fixed costs.

 RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense increased approximately 17%, to $17.3 million (7.5% of net sales), in fiscal 1999, from $14.9 million (8.8% of net sales) in fiscal 1998. Research and development expense increased $2.3 million, or 25%, in the consumer segment and $0.2 million, or 4%, in the aviation segment. The increase in expense was due primarily to additional product development costs in the consumer segment related to increases in the engineering staff dedicated to new product development initiatives in this segment. Research and development expense in the aviation development segment experienced little change in 1999 as development of the new family of panel mount aviation products was completed in late 1998 and required less continuing development effort in 1999.

 OTHER INCOME (EXPENSE)

     Other income (expense) for fiscal 1999 amounted to $1.6 million, compared to $0.8 million in fiscal 1998. Interest income for 1999 amounted to $4.3 million, compared to $3.5 million in fiscal 1998. Interest expense increased to $0.6 million in fiscal 1999 from $0.5 million in fiscal 1998. No additional debt was undertaken during fiscal 1998 and 1999, with the exception of a new facility purchased in Taiwan late in fiscal 1999. We recognized a foreign currency exchange loss of $1.5 million in fiscal 1999, compared to $2.2 million loss in fiscal 1998, due to weakness of the U.S. Dollar compared to the New Taiwan Dollar in both years.

INCOME TAX PROVISION

     Income tax expense increased by $7.6 million, to $20.0 million, in fiscal 1999, from $12.4 million in fiscal 1998, due to our higher taxable income. The effective tax rate was 23.7% in fiscal 1999 versus 26.0% in fiscal 1998. This decrease was driven primarily by added tax incentives made available by the Taiwanese government in 1999.

 NET INCOME

     As a result of the above, net income in fiscal 1999 was $64.2 million compared to $35.2 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated by operating activities was $88.3 million, $44.3 million and $36.5 million in fiscal 2000, 1999 and 1998, respectively. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally high enough to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We do not anticipate that our inventory management techniques will have a negative impact on our financial results in the future. However, in the fourth quarter of fiscal 2000, we did provide for anticipated excess inventory and the effects of technological obsolescence on older model inventories related to new product introductions expected in early fiscal 2001.

     During fiscal 2000, our capital expenditures totaled $24.8 million, which was $7.4 million less than during 1999. In fiscal 1999 and 1998, our capital expenditures totaled approximately $32.2 million and $8.3 million, respectively. The expenditures in fiscal 2000 and 1999 were incurred primarily to increase our manufacturing capacity both in the United States and in Taiwan. We financed these capital expenditures through net operating cash flow and debt from outside financial institutions. We also made use of capital leases to finance part of our capital expenditures programs during 1998.

     The fiscal 2000 capital expenditures were primarily for our Olathe, Kansas building and land expansion project that was approximately 80% complete as of December 30, 2000. The 1999 capital expenditures were primarily for the purchase of building and land for our Taiwan factory. We expect our needs for capital in 2001 to be less than in 2000 since the current expansions are nearly complete. We expect our future capital requirements to consist primarily of purchases of production machinery and equipment to expand capacity. A portion will also be used for conversion of available space in our Olathe, Kansas building for assembly use and expansion of our testing operations using our recently acquired facility in Shijr, Taiwan. We may use a portion of the net proceeds from our recent IPO to acquire targeted strategic businesses.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2001.

     Cash dividends paid to stockholders were $29.0 million, $7.5 million and $6.0 million in fiscal 2000, 1999 and 1998, respectively. Included in cash dividends for fiscal 2000 was a special one-time dividend of $17.4 million that was paid in order to provide funds to shareholders to pay withholding taxes and stock transfer taxes related to the reorganization of Garmin Corporation. We do not anticipate paying additional dividends in the foreseeable future.

MARKET SENSITIVITY

     We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw materials costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical industry downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.


INFLATION

     We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 137,
ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for our fiscal year ending December 29, 2001. The adoption of Statement No. 133 will not have a material impact on our financial condition or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AND INTERPRETATION OF APB OPINION NO. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. While we issued certain stock compensation awards in the fourth quarter of 2000, the adoption of FIN 44 has not had a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or "SAB 101", REVENUE RECOGNITION, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Because our current revenue recognition policies are basically consistent with SAB 101, implementation of SAB 101 does not have a material impact on our financial condition or results of operations.


COMPANY-SPECIFIC TRENDS AND RISKS

RISKS RELATED TO THE COMPANY

OUR GLOBAL POSITIONING SYSTEM PRODUCTS DEPEND UPON SATELLITES MAINTAINED BY THE UNITED STATES DEPARTMENT OF DEFENSE. IF A SIGNIFICANT NUMBER OF THESE SATELLITES BECOME INOPERABLE, UNAVAILABLE OR ARE NOT REPLACED OR IF THE POLICIES OF THE UNITED STATES GOVERNMENT FOR THE USE OF THE GLOBAL POSITIONING SYSTEM WITHOUT CHARGE ARE CHANGED, OUR BUSINESS WILL SUFFER.

     The Global Positioning System is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, the average age is 6 years and some have been operating for more than 11 years.

     If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our Global Positioning System products and the growth of current and additional market opportunities. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of Global Positioning System satellites over a long period, or that the policies of the U.S. government that provide for the use of the Global Positioning System without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals. Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.


ANY REALLOCATION OF RADIO FREQUENCY SPECTRUM COULD CAUSE INTERFERENCE WITH THE RECEPTION OF GLOBAL POSITIONING SYSTEM SIGNALS. THIS INTERFERENCE COULD HARM OUR BUSINESS.

     Our Global Positioning System technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ("ITU"). The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.


ULTRA-WIDEBAND RADIO DEVICES COULD CAUSE INTERFERENCE WITH THE RECEPTION OF GLOBAL POSITIONING SYSTEM SIGNALS. THIS INTEREFERENCE COULD HARM OUR BUSINESS.

     On May 11, 2000, the FCC issued a Notice of Proposed Rulemaking that proposes rules for the operation of Ultra-Wideband ("UWB") radio devices on an unlicensed basis in the frequency bands allocated to the Global Positioning System. If the FCC issues final rules authorizing such operation, UWB devices might cause interference with the reception of Global Positioning System signals. Such interference could reduce demand for Global Positioning System products in the future. Any resulting change in market demand for Global Positioning System products could have a material adverse effect on our financial results.


IF WE ARE NOT SUCCESSFUL IN THE CONTINUED DEVELOPMENT, INTRODUCTION OR TIMELY MANUFACTURE OF NEW PRODUCTS, DEMAND FOR OUR PRODUCTS COULD DECREASE.

     We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to modify or improve our products in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

     If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. We have previously experienced delays in shipping certain of our products and any future delays, whether due to manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.


IF WE DO NOT CORRECTLY ANTICIPATE DEMAND FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO SECURE SUFFICIENT QUANTITIES OR COST-EFFECTIVE PRODUCTION OF OUR PRODUCTS OR WE COULD HAVE COSTLY EXCESS PRODUCTION OR INVENTORIES.

     Historically, we have experienced steady increases in demand for our products and have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

          o If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

          o Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins.

          o If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.


WE MAY BECOME SUBJECT TO SIGNIFICANT PRODUCT LIABILITY COSTS.

     If our aviation products malfunction or contain errors or defects, airplane collisions or crashes could occur resulting in property damage, personal injury or death. Malfunctions or errors or defects in our marine navigational products could cause boats to run aground or cause other wreckage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. If we are unable to maintain sufficient insurance to cover product liability costs, our business could be harmed.


WE DEPEND ON OUR SUPPLIERS, SOME OF WHICH ARE THE SOLE SOURCE FOR SPECIFIC COMPONENTS, AND OUR PRODUCTION WOULD BE SERIOUSLY HARMED IF THESE SUPPLIERS ARE NOT ABLE TO MEET OUR DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE, OR IF THE COSTS OF COMPONENTS RISE.

     We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components come from our sole source suppliers. International Business Machines Corporation, NEC Electronics, Inc. and Texas Instruments Taiwan Ltd. are each the sole source supplier to us of certain application-specific integrated circuits incorporating our proprietary designs which they manufacture for us. Intel Corporation is the sole source supplier of certain microprocessors used in some of our products. Alternative sources may not be currently available for these sole source components.

     In  the  past,  we  have  experienced  shortages,   particularly  involving
components that are also used in cellular phones. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source or if the price of the alternative source is prohibitive, or if the costs of components rise, our ability to maintain timely and cost-effective production of our products would be seriously harmed. In 2000, we have experienced upward pricing pressures on our high technology components. We continue to search for alternate sources or redesign components for less expensive parts. However, if we are unable to find alternate sources or are not able to effectively redesign components, our business, financial condition and results of operations could be materially adversely affected.

     We license mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. If we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the price of the alternative source is prohibitive, our ability to supply mapping data for use in our products would be seriously harmed.


WE RELY ON INDEPENDENT DEALERS AND DISTRIBUTORS TO SELL OUR PRODUCTS, AND DISRUPTION TO THESE CHANNELS WOULD HARM OUR BUSINESS.

     Because we sell a majority of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our dealers and distributors maintain significant levels of our products in their inventories. If dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

     Our dealers and distributors also sell products offered by our competitors. If our competitors offer our dealers and distributors more favorable terms, those dealers and distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors or to expand our distribution channels, our business will suffer.


IF WE FAIL TO MANAGE OUR GROWTH AND EXPANSION EFFECTIVELY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS.

     Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our shipments and headcount substantially. In addition, we plan to continue to hire a significant number of employees in 2001. This growth has placed, and our anticipated growth in future operations will continue to place, a significant strain on our management systems and resources.


OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN SUFFICIENT QUALIFIED PERSONNEL OR IF WE LOSE OUR KEY PERSONNEL.

     Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. In particular, we rely on Min H. Kao and Gary Burrell, our Co-Chairmen, Co-Chief Executive Officers and founders. We currently do not have employment agreements with any of our key executive officers. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain our market position may be difficult. For example, there is a nationwide shortage of qualified electrical engineers and software engineers that are necessary for us to design and develop new products and therefore, it may be challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.


OUR SALES AND GROSS MARGINS FOR OUR PRODUCTS MAY FLUCTUATE.

     Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our customers' products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.


OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY.

     Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If this occurs, the price of our stock would likely decline. As we expand our operations, our operating expenses, particularly our sales, marketing and research and development costs, may increase. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be negatively affected.

     Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of certain of our consumer products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the bass fishing season. Sales of certain of our consumer products also tend to be higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.


BECAUSE OUR REPORTING CURRENCY IS IN U.S. DOLLARS AND THE FUNCTIONAL CURRENCIES OF TWO OF OUR OPERATING SUBSIDIARIES ARE IN NEW TAIWAN DOLLARS AND THE BRITISH POUND STERLING, RESPECTIVELY, EXCHANGE RATE FLUCTUATIONS IMPACT THE FINANCIAL STATEMENTS OF OUR OPERATING SUBSIDIARIES AND OUR CONSOLIDATED FINANCIAL STATEMENTS.

     Foreign exchange effects on our financial statements can be material because our reporting currency is in U.S. Dollars while the functional currencies of Garmin Corporation and Garmin (Europe) Ltd., two of our operating subsidiaries, are in New Taiwan Dollars and the British Pound Sterling,
respectively. We are exposed to foreign exchange risks related to recurring foreign currency payments, principally in U.S. Dollars. In addition, fluctuations in exchange rates between the U.S. Dollar and the New Taiwan Dollar, and between the U.S. Dollar and the British Pound Sterling, may have an adverse impact on the financial statements of Garmin Corporation and Garmin (Europe) Ltd., respectively, and, as a consequence, upon consolidation have an indirect adverse effect on our consolidated financial statements.


IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS, FEWER CUSTOMER ORDERS, REDUCED MARGINS AND LOSS OF MARKET SHARE.

         The markets for our products are highly competitive and we expect competition to increase in the future. We plan to enter the wireless market and will be competing against Telefon AB LM Ericsson, Motorola, Inc. and Nokia Oy with certain products. These competitors, as well as some of our existing competitors or potential competitors, such as Honeywell International, Inc. and UPS Aviation Technologies, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.


OUR INTELLECTUAL PROPERTY RIGHTS ARE IMPORTANT TO OUR OPERATIONS, AND WE COULD SUFFER LOSS IF THEY INFRINGE UPON OTHER'S RIGHTS OR ARE INFRINGED UPON BY OTHERS.

     We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. To this end, we hold rights to a number of patents and registered trademarks and regularly file applications to attempt to protect our rights in new technology and trademarks. However, there is no guarantee that our patent applications will become issued patents, or that our trademark applications will become registered trademarks. Moreover, even if approved, our patents or trademarks may thereafter be successfully challenged by others or otherwise become invalidated for a variety of reasons. In addition, the only patents we have obtained are U.S. patents. Thus, any patents or trademarks we currently have or may later acquire may not provide us a significant competitive advantage.

     Third parties may claim that we are infringing their intellectual property rights. Such claims could have a serious adverse effect on our business and financial condition. Litigation concerning patents or other intellectual property can be costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.


FAILURE TO OBTAIN REQUIRED CERTIFICATIONS OF OUR PRODUCTS ON A TIMELY BASIS COULD HARM OUR BUSINESS.

     We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, Federal Aviation Administration ("FAA") certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent that it is required, certification is an expensive and time consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, therefore, our operating results. In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.


OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     Our business is subject to risks associated with doing business internationally. We estimate that approximately 27.2% of our net sales in the fiscal year ended December 30, 2000 represented products shipped to international destinations. Accordingly, our future results could be harmed by a variety of international factors, including:

          o    changes in foreign currency exchange rates;

          o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

          o    trade   protection   measures  and  import  or  export  licensing
               requirements;

          o    potentially negative consequences from changes in tax laws;

          o    difficulty  in  managing   widespread  sales  and   manufacturing
               operations; and

          o    less effective protection of intellectual property.


WE MAY EXPERIENCE UNIQUE ECONOMIC AND POLITICAL RISKS ASSOCIATED WITH COMPANIES THAT OPERATE IN TAIWAN.

     Relations between Taiwan and the People's Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could affect our business and the market price and the liquidity of our shares. Our principal manufacturing facilities where we manufacture all of our products, except our panel-mounted aviation products, are located in Taiwan.

     Taiwan has a unique international political status. The PRC asserts sovereignty over all of China, including Taiwan, certain other islands and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. Relations between Taiwan and the PRC have on occasion adversely affected the market value of Taiwanese companies and could negatively affect our operations in Taiwan in the future.


THERE IS UNCERTAINTY AS TO OUR SHAREHOLDERS' ABILITY TO ENFORCE CERTAIN FOREIGN CIVIL LIABILITIES IN THE CAYMAN ISLANDS AND TAIWAN.

     We are a Cayman Islands company and a substantial portion of our assets are located outside the United States, particularly in Taiwan. As a result, it may be difficult for you to effect service of process within the United States upon us. In addition, there is uncertainty as to whether the courts of the Cayman Islands and Taiwan would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands or Taiwan against us predicated upon the securities laws of the United States or any state thereof.


OUR SHAREHOLDERS MAY FACE DIFFICULTIES IN PROTECTING THEIR INTERESTS BECAUSE WE ARE INCORPORATED UNDER CAYMAN ISLANDS LAW.

     Our corporate affairs are governed by our Memorandum and Articles of Association and by the Companies Law (2000 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.


WE MAY PURSUE STRATEGIC ACQUISITIONS, INVESTMENTS, STRATEGIC PARTNERSHIPS OR OTHER VENTURES, AND OUR BUSINESS COULD BE MATERIALLY HARMED IF WE FAIL TO SUCCESSFULLY IDENTIFY, COMPLETE AND INTEGRATE SUCH TRANSACTIONS.

     We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into any strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. We currently have no commitments to make any material investments or acquisitions, or to enter into strategic partnerships. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially favorable terms, or at all.

     Any future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has not had experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.


WE HAVE BENEFITED IN THE PAST FROM TAIWAN GOVERNMENT TAX INCENTIVES OFFERED ON CERTAIN HIGH TECHNOLOGY CAPITAL INVESTMENTS THAT MAY NOT ALWAYS BE AVAILABLE.

     Our effective tax rate is lower than the U.S. Federal statutory rate, because we have benefited from lower tax rates since our inception and from incentives offered in Taiwan related to our high technology investments in Taiwan. The loss of these tax benefits could have a significant effect on our financial results in the future.


CHANGES IN OUR UNITED STATES FEDERAL INCOME TAX CLASSIFICATION OR IN APPLICABLE TAX LAW COULD RESULT IN ADVERSE TAX CONSEQUENCES TO OUR SHAREHOLDERS.

     We do not believe that we (or any of our non-United States subsidiaries) are currently a "foreign personal holding company" or "passive foreign investment company" for United States federal income tax purposes. We would constitute a foreign personal holding company in any taxable year if (1) 60% (or 50% in any year following the year in which we first became a foreign personal holding company) or more of our gross income were foreign personal holding company income (which is generally income of a passive nature such as dividends, interest and royalties) (the "income test") and (2) more than 50% of the voting power or value of our equity were owned, directly or indirectly, by five or fewer U.S. holders that are individuals (the "shareholder test"). If we (or any of our non-United States subsidiaries) are classified as a foreign personal holding company in any taxable year, then each shareholder that is a United States person would be required to pay tax on its pro rata share of the undistributed foreign personal holding income of such foreign personal holding company. We currently satisfy the shareholder test for qualifying as a foreign personal holding company but intend to manage our affairs so as to attempt to avoid satisfaction of the income test for qualifying as a foreign personal holding company, or minimize the impact to our shareholders if we satisfy the income test, to the extent this management of our affairs would be consistent with our business goals, although we cannot assure you in this regard.

     We do not expect to become a passive foreign investment company. However, because the passive foreign investment company determination is made annually on the basis of facts and circumstances that may be beyond our control and because the principles for applying the passive foreign investment company tests are not entirely clear, we cannot assure you that we will not become a passive foreign investment company. If we are a passive foreign investment company in any year, then any of our shareholders that is a United States person could be liable to pay tax at ordinary income tax rates plus an interest charge upon some distributions by us or when that shareholder sells our common shares at a gain. Further, if we are classified as a passive foreign investment company in any year in which a United States person is a shareholder, we generally will continue to be treated as a passive foreign investment company with respect to such shareholder in all succeeding years, regardless of whether we continue to satisfy the income or asset tests described above. Additional tax considerations would apply if we or any of our subsidiaries were a controlled foreign corporation or a personal holding company.


RISKS RELATING TO OUR SHARES

WE DO NOT PLAN TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We do not currently anticipate paying cash dividends for the foreseeable future. In addition, if in the future we determined to pay dividends on our shares, as a holding company, we expect to be principally dependent on receipt of funds from our operating subsidiaries. Our principal operating subsidiary is a Taiwan company and dividends payable to us from that company would be subject to Taiwan withholding tax, which is currently applicable at the rate of 20%.


THE MARKETS FOR HIGH TECHNOLOGY STOCKS HAVE EXPERIENCED EXTREME VOLATILITY AND OUR SHARE PRICE MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY

     The markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.


OUR OFFICERS AND DIRECTORS EXERT SUBSTANTIAL INFLUENCE OVER US.

     Members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 56.2% of our outstanding common shares. Accordingly, these shareholders may be able to elect all members of our Board of Directors and determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.


PRIOR  TO  2006,   WITHOUT  THE  APPROVAL  OF  A  MAJORITY  OF  CERTAIN  OF  OUR
SHAREHOLDERS, WE MAY NOT DISPOSE OF OUR SHARES OF GARMIN CORPORATION OR ITS ASSETS, EVEN IF IT WOULD BENEFIT ALL OF OUR SHAREHOLDERS.

     In connection with the reorganization whereby Garmin became the holding company for Garmin Corporation, shareholders of Garmin Corporation entered into a shareholders' agreement whereby each shareholder party to the agreement agreed to take all reasonable actions required to prevent the disposition by Garmin of any shares of Garmin Corporation or of substantially all of the assets of Garmin Corporation until after December 31, 2005 except upon approval of a majority in interest of such shareholders who are U.S. citizens or residents. Certain of our officers and directors own a substantial portion of these shares.

PROVISIONS IN OUR CHARTER DOCUMENTS MIGHT DETER, DELAY OR PREVENT A THIRD PARTY FROM ACQUIRING US, WHICH COULD DECREASE THE VALUE OF OUR SHARES.

     Our Board of Directors has the authority to issue up to 1,000,000 preferred shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. This could have an adverse impact on the market price of our common shares. We have no present plans to issue any preferred shares, but we may do so. The rights of the holders of common shares may be subject to, and adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. In addition, we have adopted a classified board of directors. Our shareholders are unable to remove any director or the entire board of directors without a super majority vote. In addition, a super majority vote is required to approve transactions with interested shareholders. Shareholders do not have the right to call a shareholders meeting. We intend to adopt a shareholders' rights plan which under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our Board of Directors. This shareholders' rights plan and the provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET SENSITIVITY

     We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw materials costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical industry downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.

     FOREIGN CURRENCY EXCHANGE RATE RISK

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the New Taiwan Dollar and the British Pound Sterling. Although some fluctuations have occurred, particularly in 1997 and the fourth quarter of 2000, we generally have not been significantly affected by foreign exchange fluctuations because, until recently, the New Taiwan Dollar has proven to be relatively stable. However, more volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the New Taiwan Dollar and the British Pound Sterling. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. Although some fluctuations have occurred, particularly in 1997 and the fourth quarter of 2000, we generally have not been significantly affected by foreign exchange fluctuations because the New Taiwan Dollar has proven to be relatively stable. All of the Company's sales are in U.S. dollars. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As such, even when a significant gain or loss occurs as a result of more volatile foreign exchange rate fluctuations, the actual impact on our operations are of a lesser extent.

     INTEREST RATE RISK

     As of December 30, 2000, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into an interest rate swap agreement to modify the characteristics of $15 million of its outstanding long-term debt from a floating rate to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The gain or loss on interest rate swap agreements is immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          GARMIN LTD. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors...............................................32

   Consolidated Balance Sheets at December 30, 2000 and
       December 25, 1999.....................................................33

   Consolidated Statements of Income for the years ended
       December 30, 2000, December 25, 1999 and December 26, 1998............34

   Consolidated Statements of Stockholders' Equity for the
       years ended December 30, 2000, December 25, 1999 and
       December 26, 1998.....................................................35

   Consolidated Statements of Cash Flows for the years ended
       December 30, 2000, December 25, 1999 and December 26, 1998............36

Notes to Consolidated Financial Statements...................................38

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Garmin Ltd.

     We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries (the Company) as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 30, 2000 and December 25, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ ERNST & YOUNG LLP

Kansas City, Missouri
February 7, 2001


                          GARMIN LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                             DECEMBER 30,    DECEMBER 25,
                                                                                 2000            1999
                                                                           ---------------------------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                   $251,731        $104,079
   Accounts receivable, less allowance for doubtful accounts
     of $1,866 in 2000 and $1,116 in 1999                                        32,719          31,353
Inventories                                                                      89,855          51,248
Deferred income taxes (NOTE 7)                                                   12,293           5,883
Prepaid expenses and other current assets                                         1,423             864
                                                                           ---------------------------------
Total current assets                                                            388,021         193,427

Property and equipment (NOTE 4):
Land and improvements                                                            21,135          22,548
Building and improvements                                                        29,493          19,324
Office furniture and equipment                                                    9,151           7,575
Manufacturing equipment                                                          16,543          15,313
Engineering equipment                                                             8,237           5,116
Vehicles                                                                            245             230
                                                                           ---------------------------------
                                                                                 84,804          70,106
   Accumulated depreciation and amortization                                     20,100          14,255
                                                                           ---------------------------------
                                                                                 64,704          55,851
Deferred income taxes (NOTE 7)                                                        -              75
Restricted cash (NOTE 4)                                                          5,848               -
Intangible assets                                                                 4,774             737
                                                                           ---------------------------------
Total assets                                                                   $463,347        $250,090
                                                                           =================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                              $  22,496       $  15,402
Salaries and benefits payable                                                     3,441           2,928
Accrued warranty costs                                                            5,228           4,429
Accrued sales program costs                                                       3,403           2,330
Other accrued expenses                                                            1,091           2,567
   Income taxes payable                                                           5,795              25
Current portion of long-term debt (NOTE 4)                                          587               -
Notes payable                                                                         -               5
                                                                           ---------------------------------
Total current liabilities                                                        42,041          27,686

Long-term debt (NOTE 4)                                                          46,359          27,715
Deferred income taxes (NOTE 7)                                                    9,616               -
Other liabilities                                                                    92              90

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,                     -               -
     none issued
   Common stock, $0.01 par value, 500,000,000 shares authorized:
     Shares issued and outstanding - 108,242,111 in 2000 and                      1,082           1,000
     100,000,000 in 1999
   Additional paid-in capital                                                   133,925          29,593
Retained earnings (NOTES 4 AND 5)                                               253,140         176,431
   Accumulated other comprehensive loss                                         (22,908)        (12,425)
                                                                           ---------------------------------
Total stockholders' equity                                                      365,239         194,599
                                                                           ---------------------------------
Total liabilities and stockholders' equity                                     $463,347        $250,090
                                                                           =================================

SEE ACCOMPANYING NOTES.



                          GARMIN LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                              YEAR ENDED
                                                             ----------------------------------------------
                                                              DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                                  2000           1999           1998
                                                             ----------------------------------------------

     Net sales                                                   $345,741      $232,586        $169,030
     Cost of goods sold                                           162,015       105,654          82,787
                                                             ----------------------------------------------
     Gross profit                                                 183,726       126,932          86,243

     Selling, general and administrative expenses                  32,669        27,063          24,680
     Research and development expense                              21,764        17,339          14,876
                                                             ----------------------------------------------
                                                                   54,433        44,402          39,556
                                                             ----------------------------------------------
     Operating income                                             129,293        82,530          46,687

     Other income (expense):
       Interest income                                              6,925         4,327           3,512
         Interest expense                                          (2,287)         (577)           (545)
         Foreign currency                                           6,962        (1,469)         (2,171)
         Other                                                         29          (679)             37
                                                             ----------------------------------------------
                                                                   11,629         1,602             833
                                                             ----------------------------------------------
     Income before income taxes                                   140,922        84,132          47,520

     Income tax provision (benefit):
         Current                                                   31,978        19,130          16,608
         Deferred                                                   3,281           835          (4,254)
                                                             ----------------------------------------------
                                                                   35,259        19,965          12,354
                                                             ----------------------------------------------
     Net income                                                  $105,663      $ 64,167        $ 35,166
                                                             ==============================================

     Basic and diluted net income per share (NOTE 14)            $   1.05      $   0.64        $   0.35
                                                             ==============================================

SEE ACCOMPANYING NOTES.


                          GARMIN LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



                                                                                 ACCUMULATED
                                    COMMON STOCK        ADDITIONAL                   OTHER
                               -----------------------   PAID-IN     RETAINED   COMPREHENSIVE
                                 SHARES     DOLLARS      CAPITAL     EARNINGS        LOSS         TOTAL
                               -----------------------------------------------------------------------------

Balance at December 31,           47,331     $  473     $ 15,443     $104,996     $(16,708)      $104,204
   1997
   Net income                          -          -            -       35,166            -         35,166
   Translation adjustment              -          -            -            -        2,261          2,261
                                                                                              --------------
     Comprehensive income                                                                          37,427
   Cash dividend ($0.12                -          -            -       (6,000)           -         (6,000)
   per share)
   15% stock dividend              7,100         71        1,844       (1,915)           -              -
   Issuance of common stock        1,124         11          298            -            -            309
                               -----------------------------------------------------------------------------
Balance at December 26,           55,555        555       17,585      132,247      (14,447)       135,940
   1998
   Net income                          -          -            -       64,167            -         64,167
   Translation adjustment              -          -            -            -        2,022          2,022
                                                                                              --------------
     Comprehensive income                                                                          66,189
   Cash dividend ($0.13                -          -            -       (7,530)           -         (7,530)
   per share)
   80% stock dividend             44,445        445       12,008      (12,453)           -              -
                               -----------------------------------------------------------------------------
Balance at December 25,          100,000      1,000       29,593      176,431      (12,425)       194,599
   1999
   Net income                          -          -            -      105,663            -        105,663
   Translation adjustment              -          -            -            -      (10,483)       (10,483)
                                                                                              --------------
     Comprehensive income                                                                          95,180
   Cash dividend ($0.29                -          -            -      (28,954)           -        (28,954)
     per share)
   Issuance of common
    stock in initial
    public offering, net           8,242         82      104,332            -            -        104,414
    of offering costs
                               -----------------------------------------------------------------------------
Balance at December 30,          108,242     $1,082     $133,925     $253,140     $(22,908)      $365,239
   2000
                               =============================================================================

SEE ACCOMPANYING NOTES.


                          GARMIN LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED
                                                            ------------------------------------------------
                                                             DECEMBER 30,    DECEMBER 25,    DECEMBER 26,
                                                                 2000            1999            1998
                                                            ------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $105,663       $ 64,167        $35,166
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                  7,104          5,554          4,308
     Amortization                                                    465             18             30
     Loss on disposal of property and equipment                    1,605            136             80
     Provision for doubtful accounts                                 911            825            414
     Provision for obsolete and slow-moving inventories            5,915          1,202          2,165
     Deferred income taxes                                         3,281            835         (4,254)
     Net sale (purchase) of trading securities                         -          2,173         (1,236)
     Changes in operating assets and liabilities:
       Accounts receivable                                        (3,250)       (14,657)         1,054
       Inventories                                               (48,024)       (14,119)        (5,070)
       Prepaid expenses and other current assets                    (373)          (508)         1,481
       Accounts payable                                            7,961          5,888           (611)
       Accrued expenses                                              999          1,278          1,057
       Income taxes payable                                        6,067         (8,450)         1,964
                                                            ------------------------------------------------
Net cash provided by operating activities                         88,324         44,342         36,548

INVESTING ACTIVITIES
Purchases of property and equipment                              (24,821)       (32,195)        (8,280)
Proceeds from sale of property and equipment                       5,919             69             44
Payment of lease termination fee                                       -              -         (1,179)
Increase in restricted cash                                       (5,856)             -              -
Other                                                             (4,156)          (176)            76
                                                            ------------------------------------------------
Net cash used in investing activities                            (28,914)       (32,302)        (9,339)

FINANCING ACTIVITIES
Dividends                                                        (28,954)        (7,530)        (6,000)
Proceeds from issuance of common stock, net of offering          104,414              -            309
costs
Proceeds from issuance of notes payable and                            -         18,040              -
long-term debt
Principal payments on notes payable                                   (5)          (357)        (1,269)
Proceeds from issuance of Industrial Revenue Bonds                20,000              -              -
Principal payments on capital lease obligations                        -              -         (5,166)
                                                            ------------------------------------------------
Net cash provided by (used in) financing activities               95,455         10,153        (12,126)

Effect of exchange rate changes on cash                           (7,213)         1,526          1,034
                                                            ------------------------------------------------
Net increase in cash and cash equivalents                        147,652         23,719         16,117
Cash and cash equivalents at beginning of year                   104,079         80,360         64,243
                                                            ------------------------------------------------

Cash and cash equivalents at end of year                        $251,731       $104,079        $80,360
                                                            ================================================


                          GARMIN LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                             YEAR ENDED
                                                          -------------------------------------------------
                                                            DECEMBER 30,    DECEMBER 25,    DECEMBER 26,
                                                                2000            1999            1998
                                                          -------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes                   $  28,788       $  28,733        $15,048
                                                          =================================================
Cash received during the year from income tax refunds        $      12       $   1,517        $   399
                                                          =================================================
Cash paid during the year for interest, net of
$405 of capitalized interest in 2000                         $   2,223       $     558        $   565
                                                          =================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Additions to property and equipment through the
issuance of capital lease obligations                        $       -       $       -        $   305
                                                          =================================================
Issuance of stock dividends                                  $       -       $  12,453        $ 1,915
                                                          =================================================

SEE ACCOMPANYING NOTES.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. ORGANIZATION

On July 24, 2000, the stockholders of Garmin Corporation (GARMIN) incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholders Agreement to transfer to Garmin Ltd. their investments in 88,988,394 common shares of stock of GARMIN. These shares, which represented approximately 100% of the issued and outstanding common stock of GARMIN as of July 24, 2000, were used by the stockholders to pay for their subscriptions to 100,000,000 common shares of Garmin Ltd. at a par value of $0.01 or an aggregate value of $1,000. As such, the exchange of shares in this reorganization between GARMIN and the newly formed holding company, Garmin Ltd., completed on September 22, 2000, has been accounted for at historical cost similar to that in pooling-of-interests accounting. In addition to the shares of GARMIN owned by Garmin Ltd., one share of GARMIN is held by each of six shareholders as nominees to satisfy the requirement of Taiwan law that a company have at least seven shareholders and 4,000 shares owned by two related stockholders who did not convert GARMIN shares to shares of the Company. These 4,006 shares are not reported as or considered to be held by minority interests in the accompanying consolidated financial statements due to immateriality. As a result, GARMIN is considered herein to be a wholly-owned subsidiary of Garmin Ltd. As discussed in NOTE 12, Garmin Ltd. completed an initial public offering of its common stock in December 2000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries as if the reorganization described in NOTE 1 was effective prior to January 1, 1998. All significant intercompany balances and transactions have been eliminated.

NATURE OF BUSINESS

Garmin Ltd. and its subsidiaries (together, the Company) manufacture, market and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN is primarily responsible for the manufacturing and distribution of the Company's products to Garmin International, Inc. and Garmin (Europe) Limited and, to a lesser extent, new product development and sales and marketing of the Company's products in Asia and the Far East. In April 1990, a 100%-owned subsidiary, Garmin International, Inc. (GII) was incorporated in the United States. GII is primarily responsible for sales and marketing of the Company's products in many international markets and in the United States as well as research and new product development. During June 1992, GII formed Garmin (Europe) Limited (GEL), a wholly-owned subsidiary in the United Kingdom, to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. As a result, GEL is now a direct subsidiary of Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FISCAL YEAR

Prior to 1998, GARMIN's fiscal year end was based on a calendar year. However, both GII and GEL reported on a 52-53-week period ending on the last Saturday of the calendar year. In 1998, GARMIN elected to change its fiscal year to a 52-53-week period consistent with GII and GEL. As a result, fiscal 1998 includes the operations of GARMIN from January 1, 1998 through December 26, 1998 and the operations of GII and GEL from December 28, 1997 through December 26, 1998.

Also, due to the fact that there are not exactly 52 weeks in a calendar year and there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week quarter, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2000 includes 53 weeks while fiscal 1999 and 1998 were comprised of 52 weeks.

FOREIGN CURRENCY TRANSLATION

GARMIN utilizes the New Taiwan Dollar as its functional currency. GEL utilizes the British pound sterling as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," the financial statements of GARMIN and GEL have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders' equity.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains (losses) of approximately $6,962, $(1,469) and $(2,171) for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. These gains (losses) are included in other income (expense) in the accompanying consolidated statements of income. The gain in fiscal 2000 is principally attributable to the strengthening of the United States dollar compared to the New Taiwan Dollar in the fourth quarter of fiscal 2000.

EARNINGS PER SHARE

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company's stock during the period the options were outstanding. See NOTE 14.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMON STOCK

The amount of retained earnings capitalized in connection with the stock dividends previously issued by the Company has been based on the par value of the underlying GARMIN common stock, which was the United States dollar equivalent of 10 New Taiwan Dollars. In addition, the common stock issuance in 1998 was made on a pro rata basis to each stockholder of GARMIN based on the number of shares held at the time. As such, this issuance of shares, to qualify the Company for certain Taiwan tax incentives, was recorded at the amount of cash received, which was equal to par value.


CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, operating accounts, money market funds and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GARMIN and the FIFO method by GII and GEL. Inventories consisted of the following:

                                          DECEMBER 30,      DECEMBER 25,
                                             2000              1999
                                       ------------------------------------

Raw materials                                $46,418          $30,492
Work-in-process                                8,116            3,710
Finished goods                                41,825           18,773
Inventory reserves                            (6,504)          (1,727)
                                       ------------------------------------
                                             $89,855          $51,248
                                       ====================================


PROPERTY AND EQUIPMENT

Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over the following estimated useful lives:

Buildings and improvements                                      8-55 years
Office furniture and equipment                                   3-8 years
Manufacturing and engineering equipment                          3-8 years
Vehicles                                                           3 years

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. SFAS No. 121 has not had an impact on the Company's consolidated financial statements.

INTANGIBLE ASSETS

Intangible assets principally consist of costs incurred with certain licensing agreements, which are being amortized over the lives of the related license agreements, which are generally three years. Accumulated amortization is $664 and $199 at December 31, 2000 and December 25, 1999, respectively.

FINANCIAL INSTRUMENTS

GII has entered into interest-rate swap agreements to modify the interest characteristics of portions of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The fair value of the swap agreements is not recognized in the consolidated financial statements. See NOTE 8.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued at the GARMIN level for the unremitted earnings of GII or GEL totaling approximately $77,544 and $46,502 at December 30, 2000 and December 25, 1999, respectively, because such earnings are intended to be reinvested in these subsidiaries indefinitely.

USE OF ESTIMATES

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company grants credit to certain customers who meet the Company's preestablished credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

REVENUE RECOGNITION

The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty programs discussed below.

Shipping and handling costs amounted to $4,418, $4,337 and $3,993 for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. Shipping and handling costs are included in cost of sales in the accompanying financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition in the consolidated financial statements. The Company adopted SAB 101 during fiscal 2000. There was not a material impact on the Company's consolidated financial position or results of operations as a result of the adoption.

PRODUCT WARRANTY

The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment with the exception of certain aviation products for which the warranty period is two years from the date of installation.

SALES PROGRAMS

The Company provides certain monthly and quarterly incentives for its dealers based on various factors including dealer purchasing volume and growth. Additionally, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to distributors are regularly reviewed and recorded as accrued expenses on a monthly basis. These rebates and incentives are recorded as reductions to net sales in the accompanying consolidated statements of income.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $11,529, $8,574 and $7,245 for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $21,764, $17,339 and $14,876 for the years ended December 30, 2000, December 25, 1999 and December 26, 1998.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company common stock at the grant date over the amount the employee must pay for the stock. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in NOTE 13.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new statement effective December 31, 2000, the beginning of fiscal 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or financial position.


RECLASSIFICATIONS

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.


NOTE 3. LINE OF CREDIT

During December 2000, the Company renewed a line of credit agreement with a bank providing for maximum borrowings of $5,000 less indirect borrowings under certain standby letters of credit which totaled approximately $4,000 at December 30, 2000. There were no direct or indirect borrowings outstanding under the line of credit as of December 30, 2000. The line of credit, which bears interest at the bank's prime rate less 1% or LIBOR plus 1.5%, expires June 28, 2001 and is unsecured.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4. LONG-TERM DEBT

During 1995, GII entered into an agreement with the City of Olathe, Kansas for the construction of a new corporate headquarters (the project) which was financed through issuance of Series 1995 Industrial Revenue Bonds (the Bonds) totaling $9,500. Upon completion of the project in 1996, GII retired bonds totaling $155. At December 30, 2000 and December 25, 1999, outstanding principal under the Bonds totaled $9,345. Interest on the Bonds is payable monthly at a variable interest rate (5.15% and 4.80% at December 30, 2000 and December 25, 1999, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025. See NOTE 8.

The Bonds are secured by an irrevocable letter of credit totaling $9,650, with facility fees of 1.05% annually, through February 2001, renewable on an annual basis thereafter. The bank has the option of requiring GII to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through December 30, 2000. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds and is guaranteed by GARMIN.

In connection with the letter of credit agreement entered into with the bank, GII is required to comply with various covenants, including minimum tangible net worth requirements of both GARMIN and GII and various financial performance ratios. In addition, under the agreement entered into with the City of Olathe, Kansas, GII was restricted from making capital expenditures, as defined by the agreement, for facilities located in Olathe, Kansas in excess of $10,000 for the period from February 28, 1992 to February 28, 1998.

During 1999, GARMIN borrowed $18,040 to finance the purchase of land and a new manufacturing facility in Taiwan. The outstanding balance ($17,601 at December 30, 2000 and $18,370 at December 25, 1999, based on period end exchange rates) is due in 60 equal payments of principal plus interest beginning November 2001. In addition, GARMIN has pledged, as additional security, land and buildings with book values totaling approximately $21,871 as of December 30, 2000. Interest only on the note is payable monthly through November 2001 at a fixed rate of 6.155%. Subsequent to November 2001, interest is adjustable based on the Republic of China's government's preferential rate on term deposits plus 0.18%.

During 2000, GII entered into another agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. The proceeds from the issuance of the 2000 Bonds were placed in an interest-bearing restricted cash account controlled by a trustee appointed by the issuer. Disbursements from the account are restricted to purchases of equipment and construction related to the project and amounted to $14,152 during the year. Unexpended bond proceeds in this restricted cash account amounted to $5,848 at December 30, 2000.

At December 30, 2000, outstanding principal under the 2000 Bonds totaled $20,000. Interest on the 2000 Bonds is payable monthly at a variable interest rate (6.70% at December 30, 2000), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity at April 15, 2020. See NOTE 8.

The 2000 Bonds are secured by an irrevocable letter of credit totaling $20,288 with facility fees of 1.43%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with semiannual payments of $667 beginning April 2002.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 4. LONG-TERM DEBT (CONTINUED)

The aggregate amounts of principal to be paid on long-term debt outstanding at December 30, 2000 during each of the next five years and thereafter are as follows:

2001                                                    $     587
2002                                                        4,854
2003                                                        4,854
2004                                                        4,854
2005                                                        4,854
Thereafter                                                 26,943
                                                    -------------------
                                                          $46,946
                                                    ===================

NOTE 5. LEASES AND OTHER COMMITMENTS

In December 1995, GII entered into several sale-leaseback transactions with a bank pursuant to a master lease agreement. The master lease was accounted for as a capital lease and provided GII an option to purchase the leased property and equipment at the expiration of the lease term, or earlier upon remittance of satisfactory termination payments, for its then fair market value. Additionally, the bank agreed to purchase and concurrently lease to GII up to $7,000 of property and equipment under the master lease agreement through March 31, 1998. All leases under the master lease agreement were accounted for as capital leases.

In March 1998, GII exercised its option and purchased the property and equipment by paying the outstanding balance of its capital lease obligation and a termination payment of $1,179. In accordance with SFAS No. 13, "Accounting for Leases," GII capitalized the termination payment as property and equipment.

Rental expense related to office and warehouse space for GEL amounted to $139, $140 and $94 for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively.

At December 30, 2000, standby letters of credit amounting to $369 were issued by banks on behalf of GARMIN. Additionally, approximately $35,000 and $21,000 of GARMIN's retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 30, 2000 and December 25, 1999, respectively.

Substantially all of the assets of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements.


NOTE 6. EMPLOYEE BENEFIT PLANS

GII has an employee savings plan under which its employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the GII Board of Directors. During the years ended December 30, 2000, December 25, 1999 and December 26, 1998, expense related to these plans of $1,144, $930 and $762, respectively, was charged to operations.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6. EMPLOYEE BENEFIT PLANS (CONTINUED)

Additionally, GII has a defined contribution money purchase plan (the MPP Plan) which covers substantially all employees. GII contributes a specified percentage of each participant's annual compensation up to certain limits as defined in the MPP Plan. During the years ended December 30, 2000, December 25, 1999 and December 26, 1998, GII recorded expense related to the Plan of $849, $721 and $659, respectively.

NOTE 7. INCOME TAXES

The Company's income tax provision consists of the following:

                                              YEAR ENDED
                        ------------------------------------------------------
                           DECEMBER 30,       DECEMBER 25,      DECEMBER 26,
                               2000               1999              1998
                        ------------------------------------------------------
Federal:
     Current                  $14,847          $  8,883         $  2,635
     Deferred                  (2,037)             (710)            (555)
                        ------------------------------------------------------
                               12,810             8,173            2,080
State:
     Current                    3,251             1,332              304
     Deferred                    (445)              (85)             (63)
                        ------------------------------------------------------
                                2,806             1,247              241
Foreign:
     Current                   13,880             8,915           13,669
     Deferred                   5,763             1,630           (3,636)
                        ------------------------------------------------------
                               19,643            10,545           10,033
                        ------------------------------------------------------
Total                         $35,259           $19,965          $12,354
                        ======================================================

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                    YEAR ENDED
                                   ---------------------------------------------
                                    DECEMBER 30,    DECEMBER 25,    DECEMBER 26,
                                        2000            1999            1998
                                   ---------------------------------------------
Federal income tax expense at U.S.
  statutory rate                       $49,323        $29,446        $16,632
State income tax expense, net of
  federal tax effect                     1,824            810            157
Foreign tax rate differential           (9,623)        (5,604)        (3,853)
Taiwan tax incentives and credits       (5,181)        (3,817)        (1,405)
Other, net                              (1,084)          (870)           823
                                   ---------------------------------------------
Income tax expense                     $35,259        $19,965        $12,354
                                   =============================================

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 7. INCOME TAXES (CONTINUED)

The Company's income before income taxes attributable to foreign operations was $99,171, $58,467 and $39,692 for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.05, $0.04 and $0.01 per weighted-average common share outstanding for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2004, at which time these tax benefits expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 30,     DECEMBER 25,
                                                     2000             1999
                                             ----------------------------------
Deferred tax assets:
     Product warranty accruals                    $  1,808           $1,464
     Allowance for doubtful accounts                   705              411
     Inventory carrying value                        7,678            3,606
     Sales program allowances                        1,668                -
     Vacation accrual                                  324              335
     Depreciation                                        -               75
     Unrealized foreign currency losses                  -               28
     Other                                             452               57
                                             ----------------------------------
                                                    12,635            5,976
Deferred tax liabilities:
     Unrealized foreign currency gains               1,098               18
     Taiwan surtax on undistributed earnings         7,930                -
     Depreciation                                      930                -
                                             ----------------------------------
                                                     9,958               18
                                             ----------------------------------
Net deferred tax assets                           $  2,677           $5,958
                                             ==================================

The Taiwan surtax on undistributed earnings relates to a tax to be paid in 2002 on 2000 earnings of GARMIN not distributed to shareholders in 2001. The surtax is included as an offset to Taiwan tax incentives and credits in the above rate reconciliation.

NOTE 8. INTEREST RATE RISK MANAGEMENT

During June 1996, GII entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt to a fixed rate basis, thus, reducing the impact of interest rate changes on future income. Pursuant to this "pay-fixed" swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $5,000 at December 30, 2000 and December 25, 1999. GII's fixed interest rate under the swap agreement is 5.1%. The counterparty's floating rate is based on the nontaxable PSA Municipal Swap Index and amounted to 5.15% and 4.80% at December 30, 2000 and December 25, 1999, respectively. Notional amounts do not quantify risk or represent assets and liabilities of the Company, but are used in the determination of cash settlements under the agreement. The Company is exposed to

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE  8.  INTEREST  RATE  RISK MANAGEMENT (CONTINUED)

credit losses from counterparty nonperformance but does not anticipate any losses from its agreement, which is with a major financial institution.

During 2000, GII entered into an additional swap agreement to effectively convert a portion of additional floating rate long-term debt associated with the 2000 Bonds to a fixed rate basis. Pursuant to this pay-fixed swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $10,000 at December 30, 2000. GII's fixed interest rate under the swap agreement is 7.26% at December 30, 2000 compared to the counterparty's floating rate of 6.7% at the same date. The counterparty's floating rate is based on the bank's Taxable Low Floater Rate.

The gain and loss on interest rate swap agreements was immaterial for all periods presented.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                             DECEMBER 30, 2000                  DECEMBER 25, 1999
                                    -----------------------------------------------------------------------
                                          CARRYING           FAIR            CARRYING           FAIR
                                           AMOUNT            VALUE            AMOUNT            VALUE
                                    -----------------------------------------------------------------------
Cash and cash equivalents                 $251,731         $251,731          $104,079         $104,079
Restricted cash                              5,848            5,848                 -                -
Notes payable                                    -                -                 5                5
   Long-term debt:
     Term loan                              17,601           17,481            18,370           18,370
     Series 1995 Bonds                       9,345            9,345             9,345            9,555
     Series 2000 Bonds                      20,000           20,000                 -                -


The carrying value of cash and cash equivalents, restricted cash and notes payable approximates their fair value. The fair values of the Company's long-term debt have been estimated using discounted cash flow analyses, based on an estimate of the interest rate the Company would have to pay on the issuance of debt with a similar maturity and terms. The fair values of long-term debt as reported are not necessarily the amounts the Company would currently have to pay to extinguish any of this debt.

NOTE 10. SEGMENT INFORMATION

The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10. SEGMENT INFORMATION (CONTINUED)

markets. Both of the Company's reportable segments offer products through the Company's network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company's consumer segment includes portable global positioning system (GPS) receivers and accessories for marine, recreation, land and automotive use sold primarily to retail outlets. The Company's aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

The Company's Co-Chief Executive Officers have been identified as the Chief Operating Decision Makers (CODM). The CODM evaluates performance and allocates resources based on income before income taxes of each segment. Income before income taxes represents net sales less operating expenses including certain allocated general and administrative costs, interest income and expense, foreign currency adjustments, and other non-operating corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The Company does not report property and equipment, depreciation and amortization or capital expenditures by segment to the CODM.

Revenues, interest income and interest expense, income before income taxes and identifiable assets for each of the Company's reportable segments are presented below:
                                      YEAR ENDED DECEMBER 30, 2000
                              --------------------------------------------------
                               CONSUMER         AVIATION           TOTAL
                              --------------------------------------------------
Sales to external customers     $230,183         $115,558          $345,741
Allocated interest income          4,610            2,315             6,925
Allocated interest expense         1,522              765             2,287
Income before income taxes        88,103           52,819           140,922
Assets:
     Accounts receivable          21,791           10,928            32,719
     Inventory                    59,843           30,012            89,855

                                      YEAR ENDED DECEMBER 25, 1999
                              --------------------------------------------------
                               CONSUMER         AVIATION           TOTAL
                              --------------------------------------------------
Sales to external customers     $169,164          $63,422          $232,586
Allocated interest income          3,147            1,180             4,327
Allocated interest expense           420              157               577
Income before income taxes        60,449           23,683            84,132
Assets:
     Accounts receivable          22,804            8,549            31,353
     Inventory                    31,093           20,155            51,248

                                      YEAR ENDED DECEMBER 26, 1998
                              --------------------------------------------------
                               CONSUMER         AVIATION           TOTAL
                              --------------------------------------------------
Sales to external customers     $135,446          $33,584          $169,030
Allocated interest income          2,814              698             3,512
Allocated interest expense           437              108               545
Income before income taxes        37,936            9,584            47,520
Assets:
     Accounts receivable          14,071            3,489            17,560
     Inventory                    25,528           12,446            37,974

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10. SEGMENT INFORMATION (CONTINUED)

Net sales and long-lived assets (property and equipment), by geographic area, are as follows as of and for the years ended December 30, 2000, December 25, 1999 and December 26, 1998:

                                  NORTH
                                 AMERICA       ASIA        EUROPE       TOTAL
                               ------------------------------------------------
DECEMBER 30, 2000
Sales to external customers     $256,782     $16,569      $72,390     $345,741
Long-lived assets                 32,737      31,453          515       64,704


                                  NORTH
                                 AMERICA       ASIA       EUROPE        TOTAL
                               ------------------------------------------------
DECEMBER 25, 1999
Sales to external customers     $172,742     $11,146      $48,698     $232,586
Long-lived assets                 17,433      38,228          190       55,851


                                 NORTH
                                AMERICA       ASIA       EUROPE        TOTAL
                               ------------------------------------------------
DECEMBER 26, 1998
Sales to external customers     $116,629    $  9,609      $42,792     $169,030
Long-lived assets                 15,445      13,138          168       28,751


Sales to one customer in the consumer segment represented approximately $26,400 of the Company's consolidated net sales in 1998. No single customer accounted for 10% or more of the Company's consolidated net sales in 2000 or 1999.


NOTE 11. LITIGATION SETTLEMENT

In May 1998, a lawsuit was filed against the Company alleging patent infringement in prior years for unspecified damages. The Company settled the lawsuit through dispute resolution in May 1999 for $2,500. The related expense was reflected in the December 26, 1998 consolidated statement of income.


NOTE 12. INITIAL PUBLIC OFFERING

On December 8, 2000,  the  Company  completed  an  underwritten  initial  public offering of 12,075,000 shares (including shares sold pursuant to the underwriters' over-allotment option) of its common stock, of which 8,242,111 shares were offered by the Company and 3,832,889 were offered by selling shareholders (the Offering) at an offering price of $14.00 per share. Prior to, but in connection with the Offering, the Board of Directors approved a 1.12379256-for-1 stock split of the Company's common shares, effected through a stock dividend on November 6, 2000. All share and per share information included in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the common stock split.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 13. STOCK COMPENSATION PLANS

During 2000, the Company adopted several stock compensation plans. The Company accounts for all of these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, as all awards are granted at the fair market value on the date of grant, no compensation expense is recognized.

The various plans are summarized below:

2000 EQUITY INCENTIVE PLAN

In October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and "other" stock compensation awards to employees of the Company and its subsidiaries pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire 10 years from the date of grant, if not exercised. Option activity under the Plan during 2000 is summarized below. There were no "other" stock compensation awards granted during 2000 under the Plan.

2000 NONEMPLOYEE DIRECTORS' OPTION PLAN

Also in October 2000, the stockholders adopted a stock option plan for nonemployee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is 10 years. All awards vest evenly over a three-year period. No options associated with the Directors Plan had been granted as of December 30, 2000.

EMPLOYEE STOCK PURCHASE PLAN

The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

A summary of the Company's stock option activity and related information for the year ended December 30, 2000 is provided below:

                                          EXERCISE PRICE     NUMBER (000)
                                         ------------------------------------
                                                            (IN THOUSANDS)

Outstanding at beginning of year               $ -                   -
     Granted                                    14.00            1,201
     Exercised                                   -                   -
     Canceled                                    -                   -
                                                          -------------------
Outstanding at end of year                      14.00            1,201
                                                          ===================


The weighted-average remaining contract life for options outstanding at December 30, 2000 is 9.9 years. All options granted during 2000 have an exercise price of $14.00. None of the options are exercisable as of December 30, 2000.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 13. STOCK COMPENSATION PLANS (CONTINUED)


Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 (no options were granted prior to 2000): risk-free interest rate of 5.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.530; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the year ended December 30, 2000 is as follows:

Pro forma net income                                           $105,580
Pro forma net income per share:
     Basic                                                      $  1.05
     Diluted                                                    $  1.05
   Weighted-average fair value of options granted
       during the year                                          $  8.53


NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                          YEAR ENDED

                                                     ------------------------------------------------------
                                                        DECEMBER 30,     DECEMBER 25,      DECEMBER 26,
                                                            2000             1999              1998
                                                     ------------------------------------------------------
Numerator:
     Numerator for basic and diluted net income
       per share - net income                              $105,663         $  64,167        $  35,166
                                                     ======================================================
Denominator (IN THOUSANDS):
===========
     Denominator for basic net income per share -
       weighted-average common shares                       100,489           100,000           99,624
     Effect of dilutive securities - employee
       stock options (see NOTE 13)                               17                 -                -
                                                     ------------------------------------------------------

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 14. EARNINGS PER SHARE (CONTINUED)

     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                               100,506           100,000           99,624
                                                     ======================================================
 Basic net income per share                                $   1.05         $    0.64        $    0.35
                                                    =======================================================


Diluted net income per share                               $   1.05         $    0.64        $    0.35

                                                     ======================================================


NOTE 15. SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                      YEAR ENDED DECEMBER 30, 2000
                       -------------------------------------------------------
                                            QUARTER ENDING
                       -------------------------------------------------------
                        MARCH 25,      JUNE 24,       SEPT. 23       DEC. 30(1)
                       -----------   -----------     -----------   -----------

Net sales                 $76,576       $93,964         $89,539      $85,662

Gross profit              $41,913       $50,025         $49,031      $42,757

Net income                $20,599       $29,161         $28,292      $27,611

Net income per share        $0.21         $0.29           $0.28        $0.27

--------------------
(1)  As a result of the  Company's  52-53 week fiscal year,  the quarter  ending
     December 30, 2000 included 14 weeks of operations. All other quarters include 13 weeks of operations.


                                       YEAR ENDED DECEMBER 25, 1999
                       ------------------------------------------------------
                                             QUARTER ENDING
                       ------------------------------------------------------
                         MARCH 27,      JUNE 26,       SEPT. 25      DEC. 25
                       ------------   ------------   ------------  ----------

Net sales                  $50,949       $55,446        $58,141       $68,050

Gross profit               $26,496       $29,456        $32,154       $38,826

Net income                 $15,193       $13,390        $14,992       $20,592

Net income per share         $0.15         $0.13          $0.15         $0.21

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for June 8, 2001 (the "Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2000.

(A)      DIRECTORS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the headings "Proposal-Election of Three Directors" and "The Board of Directors" in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(B)      EXECUTIVE OFFICERS OF THE COMPANY

The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers and Significant Employees of the Company" in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.


(C)      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information set forth in response to Item 405 of Regulation S-K under the heading "Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors - Compensation of Directors" and under "Executive Compensation" in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in response to Item 403 of Regulation S-K under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in response to Item 404 of Regulation S-K under the heading "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)       Consolidated Financial Statements

          The consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

(2)      Schedule II Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

         EXHIBIT           DESCRIPTION
         NUMBER
         -------           -------------

          3.1*             Memorandum of Association

          3.2*             Articles of Association

          4.1*             Specimen share certificate

          4.2*             Form of Shareholder Rights Agreement

         10.1*             Garmin Ltd. 2000 Equity Incentive Plan

         10.2*             Garmin Ltd. 2000 Non-Employee Directors' Option Plan

         10.3*             Garmin Ltd. Employee Stock Purchase Plan

         21.1*             List of subsidiaries

         23.1              Consent of Ernst & Young LLP

         24.1              Power of Attorney (included in signature page)

-------------------------------------------------------------------------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed December 6, 2000 and declared effective on December 8, 2000 (Commission File No. 333-45514).

(b)      REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 30, 2000.

                          GARMIN LTD. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Garmin Ltd. Financial Statement Schedule for the years ended December 30, 2000, December 25, 1999, and December 26, 1998.

   Schedule II - Valuation and qualifying accounts...........................56



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          GARMIN LTD. AND SUBSIDIARIES


                                                                   Additions
                                                         ----------------------------
                 Description            Balance at       Charged to       Charged to      Deductions     Balance at
                                       Beginning of      Costs and           Other                           End of
                                           Period          Expenses        Accounts                         Period
--------------------------------------------------------------------------------------------------------------------

Year Ended December 26, 1998:
  Deducted from asset accounts:
      Allowance for doubtful accounts        $634             $414             $-         $(430) (1)           $618
      Inventory reserve                     2,080            2,165              -        (2,384) (2)          1,861
                                     -------------------------------------------------------------------------------
Total                                      $2,714           $2,579             $-       $(2,814)             $2,479
                                     ===============================================================================
Year Ended December 25, 1999:
  Deducted from asset accounts:
      Allowance for doubtful accounts        $618             $825             $-       $  (327)(1)          $1,116
      Inventory reserve                     1,861            1,202              -        (1,336)(2)           1,727
                                     ------------------------------------------------------------------------------
Total                                      $2,479           $2,027             $-       $(1,663)             $2,843
                                     ===============================================================================
Year Ended December 30, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts        $1,116             $911             $-       $  (161)(1)          $1,866
    Inventory reserve                       1,727            5,915              -        (1,138)(2)           6,504
                                     -------------------------------------------------------------------------------
Total                                      $2,843           $6,826             $-       $(1,299)             $8,370
                                     ===============================================================================


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete inventory dispositions and shrinkage.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GARMIN LTD.

                                   By   /s/ Gary L. Burrell
                                        --------------------------------
                                        Gary L. Burrell
                                        Co-Chief Executive Officer

Dated:  March 29, 2001


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary L. Burrell and Min H. Kao and Andrew
R. Etkind, and each of them, as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001:

/s/ Gary L. Burrell                          /s/ Min H. Kao
--------------------------------             ----------------------------
Gary L. Burrell                              Min H. Kao
CO-CHAIRMAN, CO-CHIEF                        CO-CHAIRMAN, CO-CHIEF
EXECUTIVE OFFICER AND DIRECTOR               EXECUTIVE OFFICER AND DIRECTOR
(CO-PRINCIPAL EXECUTIVE OFFICER)             (CO-PRINCIPAL EXECUTIVE OFFICER)

/s/ Kevin Rauckman                           /s/ Ruey-Jeng Kao
-------------------------------              ----------------------------
Kevin Rauckman                               Ruey-Jeng Kao
(PRINCIPAL FINANCIAL OFFICER AND             DIRECTOR
PRINCIPAL ACCOUNTING OFFICER)
CHIEF FINANCIAL OFFICER AND TREASURER

/s/ Thomas A. McDonnell                      /s/ Donald H. Eller
-------------------------------              -----------------------------
Thomas A. McDonnell                          Donald H. Eller
DIRECTOR                                     DIRECTOR


/s/ Gene M. Betts
--------------------------------
Gene M. Betts
DIRECTOR

                                   GARMIN LTD.
                          2000 FORM 10-K ANNUAL REPORT
                                  EXHIBIT INDEX


         The following exhibits are attached hereto.* See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

EXHIBIT
NUMBER            DOCUMENT

23.1              Consent of Ernst & Young LLP


* The above exhibits are not included in this Form 10-K, but are on file with the Securities and Exchange Commission.