Form 10-Q
period 2001-03-31
GARMIN LTD
filed 2001-05-14
CIK 1121788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2001

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                                   For the transition period from_____ to______

                                   Commission file number 0-31983

                                ----------------
                                   GARMIN LTD.
               (Exact name of Company as specified in its charter)

               CAYMAN ISLANDS                             98-0229227
              --------------                             ----------
       (State or other jurisdiction         (I.R.S. Employer identification no.)
    of incorporation or organization)

    Queensgate House, P.O. Box 30464SMB,                      N/A
         113 South Church Street                         (Zip Code)
George Town, Grand Cayman, Cayman Islands
 (Address of principal executive offices)

                                (345) 946-5203*
                 -------------------------------------------------
                 (Company's telephone number, including area code)


                                   No Changes
              ----------------------------------------------------
              (Former name, former address and former fiscal year)
                          if changed since last report

                    COMMON SHARES, $0.01 PER SHARE PAR VALUE
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


 Number of shares outstanding of the Company's common shares as of May 11, 2001:
                   Common Shares, $.01 par value - 108,242,111


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062.
The  telephone number there is (913) 397-8200.

                                   GARMIN LTD.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



 Part I - Financial Information                                            Page

      Item 1.  Condensed Consolidated Financial Statements (unaudited)

               Introductory Comments                                         3

               Condensed Consolidated Balance Sheets at March 31, 2001
               and December 30, 2000.                                        4

               Condensed Consolidated Statements of Income for the three-
               months ended March 31, 2001 and March 25, 2000.               5

               Condensed Consolidated Statements of Cash Flows for the
               three-months ended March 31, 2001 and March 25, 2000.         6

               Notes to Condensed Consolidated Financial Statements          7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                  13

 Part II - Other Information

      Item 1.   Legal Proceedings                                           15

      Item 2.   Changes in Securities                                       15

      Item 3.   Defaults Upon Senior Securities                             15

      Item 4.   Submission of Matters to a Vote of Security Holders         15

      Item 5.   Other Information                                           15

      Item 6.   Exhibits and Reports on Form 8-K                            15


 Signature Page                                                             16

                                   GARMIN LTD.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001




PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


INTRODUCTORY COMMENTS

     The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

The results of operations for the three-months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year 2001.

                          GARMIN LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                   ----------------------------
                                                    (Unaudited)
                                                     March 31,     December 30,
                                                         2001          2000
                                                   ----------------------------
Assets

Current Assets:
     Cash and cash equivalents                            $253,019     $251,731
     Accounts receivable, net                               48,575       32,719
     Inventories                                            85,756       89,855
     Deferred income taxes                                  11,988       12,293
     Prepaid expenses and other current assets               3,508        1,423
                                                        ----------   ----------

Total current assets                                       402,846      388,021

Property and equipment, net                                 68,083       64,704

Other assets, net                                            7,956       10,622
                                                        ----------   ----------
Total assets                                              $478,885     $463,347
                                                        ==========   ==========
Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable                                      $15,209      $22,496
     Other accrued expenses                                 12,507       13,163
     Income taxes payable                                    8,571        5,795
     Current portion of long-term debt                           -          587
                                                        ----------   ----------
Total current liabilities                                   36,287       42,041

Long-term debt, less current portion                        43,983       46,359
Deferred income taxes                                        8,637        9,616
Other liabilities                                                -           92

Stockholders' equity:
     Preferred stock, $1.00 par value,
       1,000,000 authorized, none issued                         -            -
     Common stock, $0.01 par value,
       500,000,000, share authorized:
     Issued and outstanding shares - 108,242,111             1,082        1,082
     Additional paid-in capital                            133,925      133,925
     Retained earnings                                     276,939      253,140
     Accumulated other comprehensive loss                  (21,968)     (22,908)
                                                        ----------   ----------
Total stockholders' equity                                 389,978      365,239
                                                        ----------   ----------
Total liabilities and stockholders' equity                $478,885     $463,347
                                                        ==========   ==========

                          GARMIN LTD. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                               THREE MONTHS ENDED
                                        ---------------------------------
                                        MARCH 31,              MARCH 25,
                                          2001                    2000
                                       ----------------------------------


Net sales                               $85,534                  $76,576

Cost  of goods sold                      39,616                   34,663
                                       --------                 --------
Gross profit                             45,918                   41,913

Selling, general and
  administrative expenses                 9,259                    7,091
Research and development
     expense                              6,296                    4,706
                                       --------                 --------
                                         15,555                   11,797
                                       --------                 --------

Operating income                         30,363                   30,116

Other income (expense):
     Interest income                      3,286                      935
     Interest expense                      (768)                    (483)
     Foreign currency                    (1,103)                  (3,698)
     Other                                  123                       94
                                       --------                 --------
                                          1,538                   (3,152)
                                       --------                 --------

Income before income taxes               31,901                   26,964

Income tax provision                      8,102                    6,365
                                      ---------                 --------
Net income                              $23,799                  $20,599
                                      =========                 ========
Net income per share
     Basic                                $0.22                    $0.21
     Diluted                              $0.22                    $0.21

Weighted average common
shares outstanding:
     Basic                              108,242                  100,000
     Diluted                            108,608                  100,000

                          GARMIN LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                 ------------------------------
                                                    March 31,       March 25,
                                                      2001            2000
                                                 ------------------------------

OPERATING ACTIVITIES:

    Net income                                          $23,799       $20,599
    Depreciation & amortization                           2,384         1,434
    Provision for doubtful accounts                          74            66
    Deferred income taxes                                   339          (167)
    Accounts receivable                                 (15,753)       (3,629)
    Inventories                                           4,280       (15,613)
    Other current assets                                 (1,342)          438
    Accounts payable                                     (7,428)        4,259
    Other current liabilities                            (1,786)          600
    Income taxes                                          2,780           (80)
                                                      ---------     ---------
Net cash provided by operating activities                 7,347         7,907

INVESTING ACTIVITIES:
Purchases of property and equipment                      (4,709)       (8,322)

Decrease in restricted cash                               3,204             -
Other                                                    (1,307)            -
                                                      ---------     ---------
Net cash used in investing activities                    (2,812)       (8,322)

FINANCING ACTIVITIES:

Payments on long term debt                               (2,484)            -
                                                      ---------     ---------
Net cash provided by (used in) financing activities      (2,484)            -
                                                      ---------     ---------
Effect of exchange rate changes on cash                    (764)        5,700
Net increase in cash                                      1,287         5,285

Cash at beginning of period                             251,732       104,237
                                                      ---------     ---------
Cash at end of period                                  $253,019      $109,522
                                                      =========     =========

                                   GARMIN LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

The condensed consolidated balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

The company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2001 and March 25, 2000 both contain operating results for 13 weeks.

2.       INVENTORIES

The components of inventory consist of the following:

                                        MARCH 31, 2001       DECEMBER 30, 2000
                                     ------------------------------------------

     Raw materials                           $37,717                 $39,914
     Work-in-process                          12,143                   8,116
     Finished goods                           35,896                  41,825
                                              ------                  ------

     Inventory, net of reserves              $85,756                 $89,855
                                             =======                 =======

                                     ------------------------------------------

3.       INITIAL PUBLIC OFFERING

On December 8, 2000,  the  Company  completed  an  underwritten  initial  public offering of 12,075,000 shares (including shares sold pursuant to the underwriters' over-allotment option) of its common stock, of which 8,242,111 shares were offered by the Company and 3,832,889 were offered by selling shareholders (the Offering) at an offering price of $14.00 per share. Prior to, but in connection with the Offering, the Board of Directors approved a 1.12379256-for-1 stock split of the Company's common shares, effected through a stock dividend on November 6, 2000. All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to the common stock split.

4.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                    Three-month period Ended
                                                  ----------------------------
                                                     March 31,    March 25,
                                                        2001        2000
                                                  ----------------------------
Numerator:
     Numerator for basic and diluted net income
       per share - net income                         $23,799      $20,599
                                                  ============================

Denominator (in thousands):
     Denominator for basic net income per share -
       weighted-average common shares                 108,242      100,000
     Effect of dilutive securities - employee
       stock options                                      366            -
                                                  ----------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                         108,608      100,000
                                                  ============================

Basic net income per share                              $0.22        $0.21
                                                  ============================

Diluted net income per share                            $0.22        $0.21
                                                  ============================

5.       COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                                          THREE-MONTH PERIOD ENDED
                                -----------------------------------------------
                                   MARCH 31, 2001          MARCH 25, 2000
                                -----------------------------------------------

     Net income                         $23,799                $20,599
     Translation adjustment               (940)                (4,513)
                                         ------                -------

          Comprehensive income          $22,859                $16,086
                                        =======                =======

                                -----------------------------------------------

6.       SEGMENT INFORMATION

Revenues and income before income taxes for each of the Company's reportable segments are presented below:

                                THREE-MONTH PERIOD ENDED
                      ---------------------------------------------------------
                           MARCH 31, 2001                  MARCH 25, 2000
                      ---------------------------------------------------------
                       CONSUMER     AVIATION     CONSUMER      AVIATION
                                       (IN THOUSANDS)
Sales to external
     customers          $58,524      $27,010      $50,152        $26,424
Income before
     income taxes       $20,006      $11,895      $16,392        $10,572

                      ---------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

     The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in two business segments, the consumer and aviation markets. Both of our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. Our consumer segment includes portable GPS receivers and accessories for marine, recreation, land and automotive use sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                  THREE-MONTH PERIOD ENDED
                                             ----------------------------------
                                               MARCH 31, 2001   MARCH 25, 2000
                                             ----------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          46.3%            45.3%
                                                      -----            -----
          Gross profit                                53.7%            54.7%
          Selling, general and
            administrative                            10.8%             9.3%
          Research and development                     7.4%             6.1%
                                                       ----             ----
          Total operating expenses                    18.2%            15.4%
                                                      -----            -----
          Operating income                            35.5%            39.3%
          Other income, net                            1.8%           (4.1)%
                                                       ----           ------
          Income before income taxes                  37.3%            35.2%
          Provision for income taxes                   9.5%             8.3%
                                                       ----             ----
          Net income                                  27.8%            26.9%
                                                      =====            =====
                                             ----------------------------------

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in
Item 1.

                                           THREE-MONTH PERIOD ENDED
                              -------------------------------------------------
                                  MARCH 31, 2001             MARCH 25, 2000
                              -------------------------------------------------
                              CONSUMER    AVIATION      CONSUMER       AVIATION
                              --------    --------      --------       --------
                                             (IN THOUSANDS)

  Net sales                   $58,524      $27,010       $50,152        $26,424
  Cost of goods sold           28,552       11,064        23,629         11,034
                               ------       ------        ------         ------
  Gross profit                 29,972       15,946        26,523         15,390
  Operating expenses:
     Selling, general and
        administrative          6,657        2,602         5,128          1,963
     Research and development   4,235        2,061         2,776          1,930
                                -----        -----         -----          -----

  Total operating expenses     10,892        4,663         7,904          3,893
                               ------        -----         -----          -----
  Operating income             19,080       11,283        18,619         11,497
  Other income (expense), net     926          612       (2,227)          (925)
                               ------       ------       -------          -----
  Income before
     income taxes             $20,006      $11,895       $16,392        $10,572
                              =======      =======       =======        =======

                             --------------------------------------------------


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 25, 2000

NET SALES

     Net sales increased $8.9 million, or 11.7%, to $85.5 million for the three-month period ended March 31, 2001, from $76.6 million for the three-month period ended March 25, 2000. The increase for the three-month period ended March 31, 2001 was primarily due to the introduction of several new products and the increase in overall demand for our GPS products. Sales from our consumer products accounted for 68.4% of net sales for the first quarter of 2001 compared to 65.5% during the first quarter of 2000. Sales from our aviation products accounted for 31.6% for the first quarter of 2001 compared to 34.5% during the first quarter of 2000. Our consumer segment primarily drove sales growth as total units were up 22% to 320,000 in 2001 from 263,000 in 2000.

     Net sales for the consumer segment increased $8.3 million, or 16.7%, to $58.5 million for the three-month period ended March 31, 2001, from $50.2 million for the three-month period ended March 25, 2000. The increase for the three-month period ended March 31, 2001 was primarily due to the new product introductions in our eTrex(R) product line and overall demand for our marine and recreation products.

     Net sales for the aviation segment increased $0.6 million, or 2.2%, to $27.0 million for the three-month period ended March 31, 2001, from $26.4 million for the three-month period ended March 25, 2000. The increase for the three-month period ended March 31, 2001 was primarily due to strong sales of our panel-mount aviation products partially offset by lower demand of our handheld aviation products. We experienced strong sales of our GPSMAP(R) 295 during the three-month period ended March 25, 2000 when the product was introduced.


GROSS PROFIT

     Gross profit increased $4.0 million, or 9.6%, to $45.9 million for the three-month period ended March 31, 2001, from $41.9 million for the three-month period ended March 25, 2000. This increase was primarily attributable to revenue growth associated with increased unit volumes. Gross profit as a percentage of net sales decreased to 53.7% for the three-month period ended March 31, 2001 from 54.7% for the three-month period ended March 25, 2000. This decrease as a percentage of net sales was primarily attributed to a shift in product mix within the consumer segment and the fact that we did not fully benefit from the incremental sales generated from our new product introductions that occurred late in the quarter.

     Gross profit for the consumer segment increased $3.5 million, or 13.0%, to $30.0 million for the three-month period ended March 31, 2001, from $26.5 million for the three-month period ended March 25, 2000. Gross profit as a percentage of net sales decreased to 51.2% for the three-month period ended March 31, 2001 from 52.9% for the three-month period ended March 25, 2000 due to a shift in product mix as we sold more lower priced eTrex units. Additionally, we did not fully benefit from the incremental sales generated from our new product introductions that occurred late in the quarter.

     Gross profit for the aviation segment increased $0.5 million, or 3.6%, to $15.9 million for the three-month period ended March 31, 2001, from $15.4 million for the three-month period ended March 25, 2000. Gross profit as a percentage of net sales increased to 59.0% for the three-month period ended March 31, 2001 from 58.2% for the three-month period ended March 25, 2000. This increase as a percentage of net sales was primarily attributed to continued sales of our higher margin panel-mount aviation product line.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $2.2 million, or 30.6%, to $9.3 million (10.8% of net sales) for the three-month period ended March 31, 2001, from $7.1 million (9.3% of net sales) for the three-month period ended March 25, 2000. Selling, general and administrative expenses increased $1.6 million, or 29.9%, in the consumer segment and $0.6 million, or 32.6%, in the aviation segment. The increase in expense was primarily attributable to additional costs associated with our being a public company, increases in employment generally across the organization and increased advertising costs associated with new product releases.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expenses increased $1.6 million, or 33.8%, to $6.3 million (7.4% of net sales) for the three-month period ended March 31, 2001, from $4.7 million (6.1% of net sales) for the three-month period ended March 25, 2000. Research and development expenses increased $1.4 million, or 52.5%, in the consumer segment and $0.2 million, or 6.8%, in the aviation segment. The increase in expense was primarily due to the release of seven new products within our consumer segment and an increase in our engineering staff as a result of our continued emphasis on innovation.


OPERATING INCOME

     Operating income for the three-month period ended March 31, 2001 increased to $30.4 million, or 0.8% from $30.1 million for the three-month period ended March 25, 2000. Operating income as a percentage of net sales decreased to 35.5% for the three-month period ended March 31, 2001, from 39.3% for the three-month period ended March 25, 2000 as a result of the factors discussed above.


OTHER INCOME (EXPENSE)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the three-month period ended March 31, 2001 amounted to $1.5 million compared to other expense of $3.2 million for the three-month period ended March 25, 2000. Interest income for the three-month period ended March 31, 2001 amounted to $3.3 million compared to $0.9 million for the three-month period ended March 25, 2000, the increase being attributable to the growth of Garmin's cash and cash equivalents during the period on which interest income is earned. Interest expense increased to $0.8 million for the three-month period ended March 31, 2001 from $0.5 million for the three-month period ended March 25, 2000, due primarily to the additional long-term debt required to finance the further expansion of our Olathe, Kansas facility in 2000.

     We recognized a foreign currency exchange loss of $1.1 million for the three-month period ended March 31, 2001 compared to a loss of $3.7 million for the three-month period ended March 25, 2000. The $1.1 million loss was due to the weakness of the U.S. Dollar compared to the New Taiwan Dollar during the first quarter of fiscal 2001, when the exchange rate decreased to 32.85 NTD/USD at March 31, 2001 from 33.01 NTD/USD at December 30, 2000. The $3.7 million loss was due to the weakness of the U.S. Dollar compared to the New Taiwan Dollar during the first quarter of fiscal 2000, when the exchange rate decreased to
30.66 NTD/USD at March 25, 2000 from 31.65 NTD/USD at December 25, 1999.


INCOME TAX PROVISION

     Income tax expense increased by $1.7 million, to $8.1 million, for the three-month period ended March 31, 2001 from $6.4 million for the three-month period ended March 25, 2000 due to our higher taxable income. The effective tax rate was 25.4% for the three-month period ended March 31, 2001 versus 23.6% for the three-month period ended March 25, 2000. The increase is attributable to a surtax on undistributed earnings in Taiwan that Garmin will pay in 2002. The tax cost of distributing earnings from Garmin Corporation, Garmin's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax.

NET INCOME

     As a result of the above, net income for the three-month period ended March 31, 2001 was $23.8 million compared to $20.6 million for the three-month period ended March 25, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated by operating activities was $7.3 million for the three-month period ended March 31, 2001 compared to $7.9 million for the three-month period ended March 25, 2000. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally high enough to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We did experience a $4.1 million reduction in inventory for the three-month period ended March 31, 2001 as we began shipments of seven new products. Due to the timing of these new product introductions during the quarter, our accounts receivable balance increased $15.9 million to $48.6 million at March 31, 2001 from $32.7 million at March 25, 2000. We do not anticipate that the timing of new product introductions will have a negative impact on our financial results in the future.

     During the three-month period ended March 31, 2001, our capital expenditures totaled $4.7 million compared to $8.3 million for the three-month period ended March 25, 2000. The capital expenditures were incurred primarily for the expansion of our Olathe, Kansas facility.

     We believe that our existing cash balances and cash flow from operations will continue to be sufficient to meet our expected capital and liquidity needs for the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. The principal currencies involved are the New Taiwan Dollar and the British Pound Sterling. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. All of the Company's sales are in U.S. dollars. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As such, even when a significant gain or loss occurs as a result of more volatile foreign exchange rate fluctuations, the actual impact on our operations is of a lesser extent.

     INTEREST RATE RISK

     As of March 31, 2001, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into an interest rate swap agreement to modify the characteristics of $15 million of its outstanding long-term debt from a floating rate to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The gain or loss on interest rate swap agreements is immaterial.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-----------------------------------------
         From time to time the Company may be involved in litigation arising in the course of its operations. As of May 11, 2001, the Company was not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds
-----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
-----------------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------
         None

Item 5.  Other Information
-----------------------------------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GARMIN LTD.


                                         By  /s/ Kevin Rauckman
                                            -------------------------------
                                             Kevin Rauckman
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

Dated:  May 14, 2001