Form 10-Q
period 2001-06-30
GARMIN LTD
filed 2001-08-13
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                       --

                         Commission file number 0-31983
                                ----------------

                                   GARMIN LTD.
               (Exact name of Company as specified in its charter)

             Cayman Islands                                  98-0229227
         (State or other jurisdiction      (I.R.S. Employer identification no.)
       of incorporation or organization)
             P.O. Box 30464SMB,                                 N/A
           113 South Church Street                           (Zip Code)
      George Town, Grand Cayman, Cayman Islands
       (Address of principal executive offices)

            Company's telephone number, including area code: (345) 946-5203*

                                   No Changes
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

           Number of shares outstanding of the Company's common shares as of August 13, 2001:
                   Common Shares, $.01 par value - 108,242,111


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062. The telephone number there is (913) 397-8200.

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 30, 2001

                                Table of Contents



    Part I - Financial Information                                        Page

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Introductory Comments                                      3

                  Condensed Consolidated Balance Sheets at June 30, 2001
                  and December 30, 2000.                                     4

                  Condensed Consolidated Statements of Income for the 13
                  and 26-weeks ended June 30, 2001 and June 24, 2000.        5

                  Condensed Consolidated Statements of Cash Flows for the
                  26-weeks ended June 30, 2001 and June 24, 2000.            6

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                16

    Part II - Other Information

         Item 1.   Legal Proceedings                                         18

         Item 2.   Changes in Securities                                     18

         Item 3.   Defaults Upon Senior Securities                           18

         Item 4.   Submission of Matters to a Vote of Security Holders       18

         Item 5.   Other Information                                         18

         Item 6.   Exhibits and Reports on Form 8-K                          18


    Signature Page                                                           19


The Company's registered trademarks include, without limitation, eTrex and GPS III and the Company's trademarks include, without limitation, GNS 430 and GNS 530 referred to in this Report.

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 30, 2001




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

     The results of operations for the 13 and 26-week periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year 2001.

                          Garmin Ltd. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                  (In thousands, except per share information)

                                              ---------------------------------
                                              ---------------------------------
                                                (Unaudited)
                                                  June 30,         December 30,
                                                     2001                 2000
                                              ---------------------------------
Assets
Current Assets:
     Cash and cash equivalents                    $278,777             $251,731
     Accounts receivable, net                       54,444               32,719
     Inventories                                    73,347               89,855
     Deferred income taxes                          11,722               12,293
     Prepaid expenses and other current assets       5,059                1,423
                                                  --------             --------
                                                  --------             --------

Total current assets                               423,349              388,021

Property and equipment, net                         68,541               64,704

Other assets, net                                    6,614               10,622
                                                  --------             --------
                                                  --------             --------

Total assets                                      $498,504             $463,347
                                                  ========             ========
                                                  ========             ========

Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable                              $13,466              $22,496
     Other accrued expenses                         14,111               13,163
     Income taxes payable                           10,265                5,795
     Current portion of long-term debt                   -                  587
                                                  --------             --------
                                                  --------             --------

Total current liabilities                           37,842               42,041

Long-term debt, less current portion                37,867               46,359
Deferred income taxes                                8,221                9,616
Other liabilities                                      575                   92

Stockholders' equity:
     Preferred stock, $1.00 par value,
     1,000,000 authorized, none issued                   -                    -
     Common stock, $0.01 par value,
     500,000,000, share authorized:
      Issued and outstanding shares-108,242,111      1,082                1,082
     Additional paid-in capital                    133,925              133,925
     Retained earnings                             313,542              253,140
     Accumulated other comprehensive loss          (34,550)             (22,908)
                                                  --------             --------
                                                  --------             --------

Total stockholders' equity                         413,999              365,239
                                                  --------             --------
                                                  --------             --------
Total liabilities and stockholders' equity        $498,504             $463,347
                                                  ========             ========
                                                  ========             ========


The accompanying notes are an integral part of these financial statements.

                          Garmin Ltd. And Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)


                                          13-Weeks Ended                    26-Weeks Ended
                                   -----------------------------    -------------------------------
                                   -----------------------------    -------------------------------
                                     June 30,          June 24,        June 30,           June 24,
                                        2001              2000            2001               2000
                                   -----------------------------    -------------------------------
                                   -----------------------------    -------------------------------

Net sales                            $103,634           $93,964        $189,168           $170,540

Cost of goods sold                     48,584            43,939          88,200             78,602
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------

Gross profit                           55,050            50,025         100,968             91,938

Selling, general and
     administrative expenses            9,801             7,984          19,060             15,075
Research and development
     expense                            6,765             5,013          13,061              9,719
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------
                                       16,566            12,997          32,121             24,794
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------

Operating income                       38,484            37,028          68,847             67,144

Other income (expense):
     Interest income                    2,644             1,599           5,930              2,534
     Interest expense                    (459)             (979)         (1,227)            (1,462)
     Foreign currency                   8,419               669           7,316             (3,029)
     Other                                (22)             (146)            101                (52)
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------
                                       10,582             1,143          12,120             (2,009)
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------

Income before income taxes             49,066            38,171          80,967             65,135

Income tax provision                   12,463             9,010          20,565             15,375
                                   -----------       -----------    ------------       ------------
                                   -----------       -----------    ------------       ------------

Net income                            $36,603           $29,161         $60,402            $49,760
                                   ===========       ===========    ============       ============
                                   ===========       ===========    ============       ============

Net income per share
     Basic                              $0.34             $0.29           $0.56              $0.50
     Diluted                            $0.34             $0.29           $0.56              $0.50

Weighted average common
     shares outstanding:
     Basic                            108,242           100,000         108,242            100,000
     Diluted                          108,648           100,000         108,629            100,000



The accompanying notes are an integral part of these financial statements.

                          Garmin Ltd. And Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                             26-Weeks Ended
                                                                -------------------------------------
                                                                -------------------------------------
                                                                      June 30,              June 24,
                                                                         2001                  2000
                                                                -------------------------------------

Operating Activities:
        Net income                                                     $60,402               $49,760
        Depreciation & amortization                                      5,038                 3,382
        Provision for doubtful accounts                                    148                   155
        Deferred income taxes                                             (685)                 (357)
        Foreign currency transaction (gains) losses                     (4,550)                  932
Change in operating assets and liabilities:
        Accounts receivable                                            (22,398)               (9,751)
        Inventories                                                     15,451               (16,030)
        Other current assets                                            (3,086)                 (425)
        Accounts payable                                                (9,122)                4,675
        Other current liabilities                                        1,083                   400
        Income taxes payable                                             5,774                 2,587
                                                                     ----------            ----------
                                                                     ----------            ----------
Net cash provided by operating activities                               48,055                35,328

Investing activities:
Purchases of property and equipment                                     (8,842)              (12,956)
Proceeds from asset sale                                                     -                    20
Change in restricted cash                                                5,471               (11,762)
Other                                                                   (3,158)               (1,742)
                                                                     ----------            ----------
                                                                     ----------            ----------
Net cash used in investing activities                                   (6,529)              (26,440)

Financing activities:
Proceeds from issuance of long term debt                                     -                20,000
Payments on long term debt                                              (8,617)                    -
Dividends                                                                    -               (11,602)
                                                                     ----------            ----------
                                                                     ----------            ----------
Net cash provided by (used in) financing activities                     (8,617)                8,398

Effect of exchange rate changes on cash                                 (5,863)                2,426

Net increase in cash                                                    27,046                19,712
Cash at beginning of period                                            251,731               104,237
                                                                     ----------            ----------
                                                                     ----------            ----------

Cash at end of period                                                 $278,777              $123,949
                                                                     ==========            ==========
                                                                     ==========            ==========

The accompanying notes are an integral part of these financial statements.

                                   Garmin Ltd.
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2001
                     (In thousands, except share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26-week periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

The condensed consolidated balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30,
2000.

The Company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2001 and June 24, 2000 both contain operating results for 13 weeks.

2.       Inventories

The components of inventory consist of the following:


                                     June 30, 2001        December 30, 2000
                                 ----------------------------------------------

   Raw materials                           $35,296                 $39,914
   Work-in-process                           4,097                   8,116
   Finished goods                           37,165                  41,825
                                            ------                  ------

   Inventory, net of reserves              $73,347                 $89,855
                                           =======                 =======

                                 ----------------------------------------------



3.       Initial Public Offering

On December 8, 2000,  the  Company  completed  an  underwritten  initial  public offering of 12,075,000 shares (including shares sold pursuant to the underwriters' over-allotment option) of its common shares, of which 8,242,111 shares were offered by the Company and 3,832,889 were offered by selling shareholders (the Offering) at an offering price of $14.00 per share. Prior to, but in connection with the Offering, the Board of Directors approved a 1.12379256-for-1 stock split of the Company's common shares, effected through a stock dividend on November 6, 2000. All share and per share information included in the accompanying condensed consolidated financial statements has been adjusted to give retroactive effect to the common stock split.

4.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

                                                               13-weeks Ended
                                                     ------------------------------------
                                                     ------------------------------------
                                                          June 30,         June 24,
                                                            2001             2000
                                                     ------------------------------------
                                                     ------------------------------------
Numerator:
     Numerator for basic and diluted net income
       per share - net income                               $36,603           $29,161
                                                     ====================================
                                                     ====================================

Denominator:
     Denominator for basic net income per share -
       weighted-average common shares                       108,242           100,000
     Effect of dilutive securities - employee
       stock options                                            406                -
                                                     ------------------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                               108,648           100,000
                                                     ====================================
                                                     ====================================

Basic net income per share                                    $0.34             $0.29
                                                     ====================================
                                                     ====================================

Diluted net income per share                                  $0.34             $0.29
                                                     ====================================

                                                               26-weeks Ended
                                                     ------------------------------------
                                                     ------------------------------------
                                                          June 30,         June 24,
                                                            2001             2000
                                                     ------------------------------------
                                                     ------------------------------------
Numerator:
     Numerator for basic and diluted net income
       per share - net income                               $60,402           $49,760
                                                     ====================================
                                                     ====================================

Denominator:
     Denominator for basic net income per share -
       weighted-average common shares                       108,242           100,000
     Effect of dilutive securities - employee
       stock options                                            387                -
                                                     ------------------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                               108,629           100,000
                                                     ====================================
                                                     ====================================

Basic net income per share                                    $0.56             $0.50
                                                     ====================================
                                                     ====================================

Diluted net income per share                                  $0.56             $0.50
                                                     ====================================


5.       Comprehensive Income

Comprehensive income is comprised of the following:


                                                    26-weeks Ended
                                     ----------------------------------------------
                                         June 30, 2001          June 24, 2000
                                     ----------------------------------------------
                                                    (in thousands)

     Net income                              $60,402                $49,760
     Foreign currency
      translation adjustment                 (11,642)                 5,203
                                            --------                  -----

          Comprehensive income               $48,760                $54,963
                                             =======                =======

                                     ----------------------------------------------

6.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:


                                                   13-weeks Ended
                              ----------------------------------------------------------
                                      June 30, 2001                  June 24, 2000
                              ----------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
    Sales to external
         customers                $70,827        $32,807         $64,247        $29,717
    Income before
         income taxes             $31,729        $17,337         $24,615        $13,556

                              ----------------------------------------------------------

                                                   26-weeks Ended
                              ----------------------------------------------------------
                                      June 30, 2001                  June 24, 2000
                              ----------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
    Sales to external
         customers               $129,351        $59,817        $114,399        $56,141
    Income before
         income taxes             $51,735        $29,232         $41,005        $24,130

                              ----------------------------------------------------------


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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                     13-weeks Ended
                                          ------------------------------------
                                               June 30, 2001     June 24, 2000
                                          ------------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          46.9%            46.8%
                                                      -----            -----
          Gross profit                                53.1%            53.2%
          Selling, general and
            administrative expenses                    9.5%             8.5%
          Research and development expenses            6.5%             5.3%
                                                       ----             ----
          Total operating expenses                    16.0%            13.8%
                                                      -----            -----
          Operating income                            37.1%            39.4%
          Other income, net                           10.2%             1.2%
                                                      -----             ----
          Income before income taxes                  47.3%            40.6%
          Provision for income taxes                  12.0%             9.6%
                                                      -----             ----
          Net income                                  35.3%            31.0%
                                                      =====            =====
                                          ------------------------------------


                                                    26-weeks Ended
                                          ------------------------------------
                                               June 30, 2001     June 24, 2000
                                          ------------------------------------
          Net sales                                  100.0%           100.0%
          Cost of goods sold                          46.6%            46.1%
                                                      -----            -----
          Gross profit                                53.4%            53.9%
          Selling, general and
            administrative expenses                   10.1%             8.8%
          Research and development expenses            6.9%             5.7%
                                                       ----             ----
          Total operating expenses                    17.0%            14.5%
                                                      -----            -----
          Operating income                            36.4%            39.4%
          Other income, net                            6.4%           (1.2%)
                                                       ----           ------
          Income before income taxes                  42.8%            38.2%
          Provision for income taxes                  10.9%             9.0%
                                                      -----             ----
          Net income                                  31.9%            29.2%
                                                      =====            =====
                                          ------------------------------------


     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in
Item 1.

                                                   13-weeks Ended
                              ----------------------------------------------------------
                                      June 30, 2001                  June 24, 2000
                              ----------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
  Net sales                       $70,827        $32,807         $64,247        $29,717
  Cost of goods sold               36,714         11,870          31,456         12,483
                                   ------         ------          ------         ------
  Gross profit                     34,113         20,937          32,791         17,234
  Operating expenses:
     Selling, general and
        administrative              7,080          2,721           5,855          2,129
     Research and
        development                 4,374          2,391           3,317          1,696
                                    -----          -----           -----          -----
  Total operating expenses         11,454          5,112           9,172          3,825
                                   ------          -----           -----          -----
  Operating income                 22,659         15,825          23,619         13,409
  Other income (expense), net       9,070          1,512             996            147
                                    -----          -----             ---            ---
  Income before
       income taxes               $31,729        $17,337         $24,615        $13,556
                                  =======        =======         =======        =======

                                                   26-weeks Ended
                              ----------------------------------------------------------
                                      June 30, 2001                  June 24, 2000
                              ----------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
  Net sales                      $129,351        $59,817        $114,399        $56,141
  Cost of goods sold               65,265         22,935          55,085         23,517
                                   ------         ------          ------         ------
  Gross profit                     64,086         36,882          59,314         32,624
  Operating expenses:
     Selling, general and
        administrative             13,737          5,324          10,984          4,091
     Research and                   8,609          4,452           6,094          3,625
        development                 -----          -----           -----          -----
  Total operating expenses         22,346          9,776          17,078          7,716
                                   ------          -----          ------          -----
  Operating income                 41,740         27,106          42,236         24,908
  Other income (expense),net        9,995          2,126         (1,231)          (778)
                                  -------        -------         -------          -----
  Income before
             income taxes         $51,735        $29,232         $41,005        $24,130
                                  =======        =======         =======        =======

Comparison of 13-Weeks Ended June 30, 2001 and June 24, 2000

Net Sales

     Net sales increased $9.6 million, or 10.3%, to $103.6 million for the 13-week period ended June 30, 2001, from $94.0 million for the 13-week period ended June 24, 2000. The increase for the 13-week period ended June 30, 2001 was primarily due to the introduction of several new products and the increase in overall demand for our GPS products. Sales from our consumer products accounted for 68.3% of net sales for the second quarter of 2001 compared to 68.4% during the second quarter of 2000. Sales from our aviation products accounted for 31.7% for the second quarter of 2001 compared to 31.6% during the second quarter of 2000. Both consumer and aviation segments drove sales growth as total units were up 11% to 357,000 in 2001 from 321,000 in 2000.

     Net sales for the consumer segment increased $6.6 million, or 10.2%, to $70.8 million for the 13-week period ended June 30, 2001, from $64.2 million for the 13-week period ended June 24, 2000. The increase for the 13-week period ended June 30, 2001 was primarily due to the 17 new products introduced in the first half of 2001 and overall demand for our consumer products as total units were up 11%.

     Net sales for the aviation segment increased $3.1 million, or 10.4%, to $32.8 million for the 13-week period ended June 30, 2001, from $29.7 million for the 13-week period ended June 24, 2000. The increase for the 13-week period ended June 30, 2001 was primarily due to strong sales of our panel-mount aviation products as total units were up 15%.


Gross Profit

     Gross profit increased $5.1 million, or 10.2%, to $55.1 million for the 13-week period ended June 30, 2001, from $50.0 million for the 13-week period ended June 24, 2000. This increase was primarily attributable to revenue growth associated with increased unit volumes. Gross profit as a percentage of net sales remained flat at 53.1% for the 13-week period ended June 30, 2001 compared to 53.2% for the 13-week period ended June 24, 2000.

     Gross profit for the consumer segment increased $1.3 million, or 4.0%, to $34.1 million for the 13-week period ended June 30, 2001, from $32.8 million for the 13-week period ended June 24, 2000. Gross profit as a percentage of net sales decreased to 48.2% for the 13-week period ended June 30, 2001 from 51.0% for the 13-week period ended June 24, 2000 due to a shift in product mix as we sold more entry level eTrex(R) units. As we develop new product lines, the overall margin levels may be lower than the existing product line that is replaced. For example, our eTrex product line overall has a lower margin than the GPS III(R) predecessor product line. Additionally, we did not fully benefit from the incremental sales generated from our new higher margin product introductions that occurred late in the quarter.

     Gross profit for the aviation segment increased $3.7 million, or 21.5%, to $20.9 million for the 13-week period ended June 30, 2001, from $17.2 million for the 13-week period ended June 24, 2000. Gross profit as a percentage of net sales increased to 63.8% for the 13-week period ended June 30, 2001 from 58.0% for the 13-week period ended June 24, 2000. This increase as a percentage of net sales was primarily attributed to both volume, as panel-mount aviation unit sales increased 38%, as well as product mix. We experienced a greater increase in sales of our higher margin GNS 530 product compared to our GNS 430 product.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.8 million, or 22.8%, to $9.8 million (9.5% of net sales) for the 13-week period ended June 30, 2001, from $8.0 million (8.5% of net sales) for the 13-week period ended June 24, 2000. Selling, general and administrative expenses increased $1.2 million, or 20.9%, in the consumer segment and $0.6 million, or 27.8%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of 33 new employees), increased advertising costs (up 16%) associated with new product releases, and increased insurance premiums. Overall, selling, general and administrative expenses increased at a higher rate than revenues due to the need to gear-up for the release of new products. As a result, expenses are incurred before we experience the benefit of incremental revenue growth from new products.
Research and Development Expense

     Research and development expenses increased $1.8 million, or 34.9%, to $6.8 million (6.5% of net sales) for the 13-week period ended June 30, 2001, from $5.0 million (5.3% of net sales) for the 13-week period ended June 24, 2000. Research and development expenses increased $1.1 million, or 31.9%, in the consumer segment and $0.7 million, or 41.0%, in the aviation segment. The increase in expense was primarily due to the release of ten new recently-developed products within our consumer segment and the addition of 25 new engineers to our engineering staff as a result of our continued emphasis on innovation.

Operating Income

     Operating income for the 13-week period ended June 30, 2001 increased to $38.5 million, or 3.9% from $37.0 million for the 13-week period ended June 24, 2000. Operating income as a percentage of net sales decreased to 37.1% for the 13-week period ended June 30, 2001, from 39.4% for the 13-week period ended June 24, 2000 as a result of the factors discussed above.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended June 30, 2001 amounted to $10.6 million compared to other income of $1.1 million for the 13-week period ended June 24, 2000. Interest income for the 13-week period ended June 30, 2001 amounted to $2.6 million compared to $1.6 million for the 13-week period ended June 24, 2000, the increase being attributable to the growth of the Company's cash and cash equivalents during the period on which interest income is earned. Interest expense decreased to $0.5 million for the 13-week period ended June 30, 2001 from $1.0 million for the 13-week period ended June 24, 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $8.4 million for the 13-week period ended June 30, 2001 compared to a gain of $0.7 million for the
13-week period ended June 24, 2000. The $8.4 million gain was due to the significantly increased strength of the U.S. Dollar compared to the New Taiwan Dollar during the second quarter of fiscal 2001, when the exchange rate increased to 34.50 NTD/USD at June 30, 2001 from 32.84 NTD/USD at March 31, 2001. The $0.7 million gain was due to the relative stability of the U.S. Dollar compared to the New Taiwan Dollar during the second quarter of fiscal 2000, when the exchange rate increased only slightly.

Income Tax Provision

     Income tax expense increased by $3.5 million, to $12.5 million, for the 13-week period ended June 30, 2001 from $9.0 million for the 13-week period ended June 24, 2000 due to our higher taxable income. The effective tax rate was 25.4% for the 13-week period ended June 30, 2001 versus 23.6% for the 13-week period ended June 24, 2000. The increase is attributable to the effects of a surtax on undistributed earnings in Taiwan that the Company will pay in the following year, among other things. The tax cost of distributing earnings from Garmin Corporation, the Company's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax.

Net Income

     As a result of the above, net income increased 25.5% for the 13-week period ended June 30, 2001 to $36.6 million compared to $29.2 million for the 13-week period ended June 24, 2000.

Comparison of 26-Weeks Ended June 30, 2001 and June 24, 2000

Net Sales

     Net sales increased $18.7 million, or 10.9%, to $189.2 million for the 26-week period ended June 30, 2001, from $170.5 million for the 26-week period ended June 24, 2000. The increase for the 26-week period ended June 30, 2001 was primarily due to the introduction of 17 new products and the increase in overall demand for our GPS products. Sales from our consumer products accounted for 68.4% of net sales for the first half of 2001 compared to 67.1% during the first half of 2000. Sales from our aviation products accounted for 31.6% for the first half of 2001 compared to 32.9% during the first half of 2000. Both consumer and aviation segments drove sales growth as total units were up 17% to 682,000 in 2001 from 584,000 in 2000.

     Net sales for the consumer segment increased $15.0 million, or 13.1%, to $129.4 million for the 26-week period ended June 30, 2001, from $114.4 million for the 26-week period ended June 24, 2000. The increase for the 26-week period ended June 30, 2001 was primarily due to new product introductions during fiscal 2001 and overall demand for our consumer products as total units increased 18%.

     Net sales for the aviation segment increased $3.7 million, or 6.6%, to $59.8 million for the 26-week period ended June 30, 2001, from $56.1 million for the 26-week period ended June 24, 2000. The increase for the 26-week period ended June 30, 2001 was primarily due to stable sales of both our panel-mount and handheld aviation products as total units were up 2%.

Gross Profit

     Gross profit increased $9.1 million, or 9.8%, to $101.0 million for the 26-week period ended June 30, 2001, from $91.9 million for the 26-week period ended June 24, 2000. This increase was primarily attributable to revenue growth associated with increased unit volumes. Gross profit as a percentage of net sales decreased to 53.4% for the 26-week period ended June 30, 2001 compared to 53.9% for the 26-week period ended June 24, 2000. This decrease as a percentage of net sales was primarily attributed to a shift in product mix within the consumer segment, lower margin new product lines replacing higher margin existing product lines within the consumer segment, and the fact that we did not benefit from the incremental sales generated from our new high margin product introductions that occurred late in the second quarter of fiscal 2001.

     Gross profit for the consumer segment increased $4.8 million, or 8.0%, to $64.1 million for the 26-week period ended June 30, 2001, from $59.3 million for the 26-week period ended June 24, 2000. Gross profit as a percentage of net sales decreased to 49.5% for the 26-week period ended June 30, 2001 from 51.8% for the 26-week period ended June 24, 2000 due to a shift in product mix as we sold more entry level eTrex(R) units and a shift to lower margin product lines. Additionally, we did not fully benefit from the incremental sales generated from our new higher margin product introductions that occurred late in the second quarter of fiscal 2001.

     Gross profit for the aviation segment increased $4.3 million, or 13.1%, to $36.9 million for the 26-week period ended June 30, 2001, from $32.6 million for the 26-week period ended June 24, 2000. Gross profit as a percentage of net sales increased to 61.7% for the 26-week period ended June 30, 2001 from 58.1% for the 26-week period ended June 24, 2000. This increase as a percentage of net sales was primarily attributed to both volume, as panel-mount aviation unit sales increased 38%, as well as product mix. We experienced a greater increase in sales of our GNS 530 product compared to our GNS 430 product due to its increased capabilities and larger display.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4.0 million, or 26.4%, to $19.1 million (10.1% of net sales) for the 26-week period ended June 30, 2001, from $15.1 million (8.8% of net sales) for the 26-week period ended June 24, 2000. Selling, general and administrative expenses increased $2.8 million, or 25.1%, in the consumer segment and $1.2 million, or 30.1%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs associated with new product releases, additional costs associated with being a public company, and increases in insurance premiums. Overall, selling, general and adminstrative expenses increased at a higher rate than revenues due to the need to gear-up for the release of new products. As a result, expenses are incurred before we experience the benefit of incremental revenue growth from new products.

Research and Development Expense

     Research and development expenses increased $3.4 million, or 34.4%, to $13.1 million (6.9% of net sales) for the 26-week period ended June 30, 2001, from $9.7 million (5.7% of net sales) for the 26-week period ended June 24, 2000. Research and development expenses increased $2.5 million, or 41.3%, in the consumer segment and $0.9 million, or 22.8%, in the aviation segment. The increase in expense was primarily due to the release of 17 new recently-developed products within our consumer segment and the addition of 30 new engineers to our engineering staff as a result of our continued emphasis on research and development expansion and innovation.

Operating Income

     Operating income for the 26-week period ended June 30, 2001 increased to $68.8 million, or 2.5% from $67.1 million for the 26-week period ended June 24, 2000. Operating income as a percentage of net sales decreased to 36.4% for the 26-week period ended June 30, 2001, from 39.4% for the 26-week period ended June 24, 2000 as a result of the factors discussed above.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 26-week period ended June 30, 2001 amounted to $12.1 million compared to other expense of $2.0 million for the 26-week period ended June 24, 2000. Interest income for the 26-week period ended June 30, 2001 amounted to $5.9 million compared to $2.5 million for the 26-week period ended June 24, 2000, the increase being attributable to the growth of the Company's cash and cash equivalents during the period on which interest income is earned. Interest expense decreased to $1.2 million for the 26-week period ended June 30, 2001 from $1.5 million for the 26-week period ended June 24, 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $7.3 million for the 26-week period ended June 30, 2001 compared to a loss of $3.0 million for the 26-week period ended June 24, 2000. The $7.3 million gain was due to the significantly increased strength of the U.S. Dollar compared to the New Taiwan Dollar during the first half of fiscal 2001, when the exchange rate increased to
34.50 NTD/USD at June 30, 2001 from 33.01 NTD/USD at December 30, 2000. The $3.0 million loss was due to the weakening of the U.S. Dollar compared to the New Taiwan Dollar during the first half of fiscal 2000, when the exchange rate decreased to 30.77 NTD/USD at June 24, 2000 from 31.65 NTD/USD at December 25, 1999.

Income Tax Provision

     Income tax expense increased by $5.2 million, to $20.6 million, for the 26-week period ended June 30, 2001 from $15.4 million for the 26-week period ended June 24, 2000 due to our higher taxable income. The effective tax rate was 25.4% for the 26-week period ended June 30, 2001 versus 23.6% for the 26-week period ended June 24, 2000. The increase is attributable to the effects of a surtax on undistributed earnings in Taiwan that the Company will pay in the following year, among other things. The tax cost of distributing earnings from Garmin Corporation, the Company's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax.

Net Income

     As a result of the above, net income increased 21.4% for the 26-week period ended June 30, 2001 to $60.4 million compared to $49.8 million for the 26-week period ended June 24, 2000.

Liquidity and Capital Resources

     Net cash generated by operating activities was $48.0 million for the 26-week period ended June 30, 2001 compared to $35.3 million for the 26-week period ended June 24, 2000. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We did experience a $16.5 million reduction in inventory at June 30, 2001 when compared to fiscal year-end December 30, 2000 as we began shipments of 17 new products. Due to the timing of these new product introductions during the period, our accounts receivable balance increased $21.7 million to $54.4 million at June 30, 2001 from $32.7 million at December 30, 2000. We do not anticipate that the timing of new product introductions will have a negative impact on our financial results in the future.

     During the 26-week period ended June 30, 2001, our capital expenditures totaled $8.8 million compared to $13.0 million for the 26-week period ended June 24, 2000. The capital expenditures were incurred primarily for the continued expansion of our Olathe, Kansas facility. Cash flow from financing activities during the quarter were $8.6 million use of cash due to the reduction of debt in Taiwan compared to a source of cash of $8.4 million in the prior year. The source of cash in the prior year was attributed to the net effect of the issuance of long-term debt ($20.0 million) to finance the expansion of our Olathe, Kansas facility and to pay dividends ($11.6 million).

     We believe that our existing cash balances and cash flow from operations will continue to be sufficient to meet our expected capital and liquidity needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Market Sensitivity

     We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw material costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical industry downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the New Taiwan Dollar has proven to be relatively stable. However, within the last year we have experienced significant foreign currency gains due to the strengthening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

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

         Interest Rate Risk

     As of June 30, 2001, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. The Company's subsidiary, Garmin International, Inc. entered into an interest rate swap agreement to modify the characteristics of $15 million of its outstanding long-term debt from a floating rate to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The gain or loss on interest rate swap agreements is immaterial.

Part II - Other Information

Item 1.  Legal Proceedings
-----------------------------------------
         From time to time the Company may be involved in litigation arising in the course of its operations. As of August 13, 2001, the Company was not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds
-----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
-----------------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------
         The Company held its Annual General Meeting of Shareholders on June 8, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual General Meeting. All such matters were approved. A total of 106,105,063 common shares or approximately 98% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

                  1)  Election of Three Directors of the Company:

              Nominee                       For                    Withheld

              Gene M. Betts               106,089,949                15,114
              Donald H. Eller             106,091,974                13,089
              Thomas A. McDonnell         106,091,824                13,239


         The terms of office of Directors Donald H. Eller and Ruey-Jeng Kao will continue until the Annual General Meeting of Shareholders in 2002. The terms of office of Directors Gary L. Burrell and Min H. Kao will continue until the Annual General Meeting of Shareholders in 2003. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2004.

                  2) Appointment of Ernst & Young LLP as Independent Auditors for the 2001 Fiscal Year at Remuneration to be Approved by the Board of Directors:


               For           Against        Abstain       Broker non-votes

           106,068,902        28,733          7,428               N/A

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

                                                   GARMIN LTD.



                                    By        /s/ Kevin Rauckman
                                              Kevin Rauckman
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


Dated:  August 13, 2001