Form 10-Q
period 2001-09-29
GARMIN LTD
filed 2001-11-13
CIK 1121788

1

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                         Commission file number 0-31983
                                ----------------

                                   GARMIN LTD.
               (Exact name of Company as specified in its charter)

       Cayman Islands                                  98-0229227
    (State or other jurisdiction           (I.R.S. Employer identification no.)
    of incorporation or organization)
       P.O. Box 30464 SMB,                                  N/A
     5th Floor, Harbour Place                           (Zip Code)
      103 South Church Street
   George Town, Grand Cayman, Cayman Islands
   (Address of principal executive offices)

        Company's telephone number, including area code: (345) 946-5203*

                               P.O. Box 30464 SMB,
                             113 South Church Street
                    George Town, Grand Cayman, Cayman Islands

              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


       Number of shares outstanding of the Company's common shares as of
                                  November 7,2001:
                  Common Shares, $.01 par value - 107,646,911


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062. The telephone number there is (913) 397-8200.

                                   Garmin Ltd.
                                    Form 10-Q
                        Quarter Ended September 29, 2001

                                Table of Contents



Part I - Financial Information                                             Page

    Item 1.  Condensed Consolidated Financial Statements (unaudited)

             Introductory Comments                                           3

             Condensed Consolidated Balance Sheets at September 29, 2001
             and December 30, 2000.                                          4

             Condensed Consolidated Statements of Income for the 13 and
             39-weeks ended September 29, 2001 and September 23, 2000.       5

             Condensed Consolidated Statements of Cash Flows for the
             39-weeks ended September 29, 2001 and September 23, 2000.       6

             Notes to Condensed Consolidated Financial Statements            7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   10

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                     17

Part II - Other Information

    Item 1.   Legal Proceedings                                              18

    Item 2.   Changes in Securities                                          18

    Item 3.   Defaults Upon Senior Securities                                18

    Item 4.   Submission of Matters to a Vote of Security Holders            18

    Item 5.   Other Information                                              18

    Item 6.   Exhibits and Reports on Form 8-K                               18


Signature Page                                                               19


The Company's registered trademarks include, without limitation, eTrex and the Company's trademarks include, without limitation, GNS 530 referred to in this Report.

                                   Garmin Ltd.
                                    Form 10-Q
                        Quarter Ended September 29, 2001




Part I - Financial Information


Item 1.  Condensed Consolidated Financial Statements (unaudited)


Introductory Comments

     The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 30, 2000. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

     The results of operations for the 13 and 39-week periods ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year 2001.



                  Garmin Ltd. And Subsidiaries
              Condensed Consolidated Balance Sheets
          (In thousands, except per share information)

                                                 (Unaudited)
                                                 September 29,    December 30,
                                                    2001               2000
Assets
Current assets:
     Cash and cash equivalents                   $313,269           $251,731
     Accounts receivable, net                      43,190             32,719
     Inventories                                   65,840             89,855
     Deferred income taxes                         11,719             12,293
     Prepaid expenses and other current assets      5,447              1,423

Total current assets                              439,465            388,021

Property and equipment, net                        68,790             64,704

Other assets, net                                  15,044             10,622


Total assets                                     $523,299           $463,347
                                               ==========         ==========
                                               ==========         ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                             $14,662            $22,496
     Other accrued expenses                        14,212             13,163
     Income taxes payable                           8,367              5,795
     Current portion of long-term debt                  -                587

Total current liabilities                          37,241             42,041

Long-term debt, less current portion               35,544             46,359
Deferred income taxes                               8,216              9,616
Other liabilities                                   1,021                 92

Stockholders' equity:
 Preferred stock, $1.00 par value,
   1,000,000 authorized, none issued                    -                  -
 Common stock, $0.01 par value,
   500,000,000 shares authorized:
   issued and outstanding shares - 108,232,111
   (108,242,111 at December 30, 2000)               1,082              1,082
 Additional paid-in capital                       133,925            133,925
 Retained earnings                                338,395            253,140
 Accumulated other comprehensive loss             (32,125)           (22,908)

Total stockholders' equity                        441,277            365,239
Total liabilities and stockholders'equity        $523,299           $463,347
                                               ==========         ==========
                                               ==========         ==========

The accompanying notes are an integral part of these financial statements.

                          Garmin Ltd. And Subsidiaries

            Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)

                                     13-Weeks Ended                        39-Weeks Ended
                                    September 29,       September 23,      September 29,      September 23,
                                         2001                2000               2001               2000

Net sales                             $86,930             $89,539           $276,098           $260,079

Cost  of goods sold                    39,201              40,508            127,401            119,110

Gross profit                           47,729              49,031            148,697            140,969

Selling, general and
     administrative expenses            9,663               8,603             28,723             23,678
Research and development
        expense                         7,306               5,755             20,367             15,474
                                       16,969              14,358             49,090             39,152

Operating income                       30,760              34,673             99,607            101,817


Other income (expense):
     Interest income                    3,018               1,893              8,948              4,427
     Interest expense                    (522)               (863)            (1,749)            (2,325)
     Foreign currency                     335               1,631              7,651             (1,398)
     Other                                (89)               (301)                12               (353)
                                        2,742               2,360             14,862                351

Income before income taxes              33,502              37,033           114,469            102,168

Income tax provision                     8,501               8,741            29,066             24,116

Net income                             $25,001             $28,292           $85,403           $78,052
                                      =========         ==========        ==========          =========

Net income per share:
     Basic                               $0.23               $0.28            $0.79              $0.78
     Diluted                             $0.23               $0.28            $0.79              $0.78

Weighted average common
     shares outstanding:
     Basic                             108,242             100,000           108,242            100,000
  Diluted                              108,599             100,000           108,621            100,000


The accompanying notes are an integral part of these financial statements.


                          Garmin Ltd. And Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                 39-Weeks Ended
                                                                  September 29,         September 23,
                                                                        2001                  2000
Operating Activities:
        Net income                                                       $85,403               $78,052
        Depreciation and amortization                                      6,793                 5,209
        Loss (gain) on property, plant and equipment                         (45)                  709
        Provision for doubtful accounts                                      229                   241
        Deferred income taxes                                               (685)                 (967)
        Foreign currency translation                                      (2,611)                    -
        Accounts receivable                                              (11,679)               (6,665)
        Inventories                                                       23,014               (27,942)
        Prepaid assets and other current assets                           (3,179)                 (933)
        Accounts payable                                                  (7,948)                7,504
        Other current liabilities                                          1,726                 1,603
        Income taxes                                                       4,599                 4,854
Net cash provided by operating activities                                 95,617                61,665

Investing activities:
Purchases of property and equipment                                      (10,823)              (16,408)
Proceeds from asset sale                                                       -                 5,854
Change in restricted cash                                                  5,920                (9,085)
Other                                                                    (12,112)               (3,397)
Net cash used in investing activities                                    (17,015)              (23,036)

Financing activities:
Proceeds from issuance of long term debt                                       -                20,000
Payments on long term debt                                               (11,006)                   (5)
Dividends                                                                      -               (28,954)
Repurchase of common stock                                                  (150)                    -
Net cash provided by (used in) financing activities                      (11,156)               (8,959)


Effect of exchange rate changes on cash                                   (5,908)                2,219


Net increase in cash                                                      61,538                31,889
Cash at beginning of period                                              251,731               104,079
Cash at end of period                                                   $313,269              $135,968
                                                                     ===========           ===========
                                                                     ===========           ===========


The accompanying notes are an integral part of these financial statements.

                                   Garmin Ltd.

        Notes to Condensed Consolidated Financial Statements (unaudited)

                               September 29, 2001
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39-week periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

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

The company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2001 and September 23, 2000 both contain operating results for 13 weeks.

2.       Inventories

The components of inventory consist of the following:

                                   September 29, 2001      December 30, 2000
                              ---------------------- -----------------------

     Raw materials                           $28,998                 $39,914
     Work-in-process                           7,325                   8,116
     Finished goods                           29,517                  41,825
                                              ------                  ------

     Inventory, net of reserves              $65,840                 $89,855
                                             =======                 =======

                                --------------------------------------------

3.       Stock Repurchase Plan

On September 23, 2001, the Company's Board of Directors authorized the Company to purchase up to 5.0 million shares of Garmin Ltd. as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with the Securities and Exchange Commission's Rule 10b-18. The timing and amounts of any purchases will be determined by the Company's management depending on market conditions and other factors deemed relevant. The share repurchase authorization expires on December 31, 2002.

During the 13-week period ended September 29, 2001, the Company purchased 10,000 shares under the authorized stock repurchase plan. Under Cayman Islands law, the Company is not allowed to hold these shares in treasury. Therefore, the shares repurchased during the period have been retired.

4.       Initial Public Offering

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

5.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

                                                       13-weeks Ended
                                           ------------------------------------
                                                September 29,     September 23,
                                                    2001              2000

Numerator:
     Numerator for basic and diluted net income
       per share - net income                      $25,001           $28,292
                                           ====================================
Denominator:
     Denominator for basic net income per share -
       weighted-average common shares              108,242           100,000
     Effect of dilutive securities - employee
       stock options                                   357                 -
                                           ------------------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                      108,599           100,000
                                           ====================================

Basic net income per share                           $0.23             $0.28
                                           ====================================

Diluted net income per share                        $0.23             $0.28
                                           ====================================


                                                        39-weeks Ended
                                           ------------------------------------
                                                September 29,     September 23,
                                                    2001             2000
Numerator:
     Numerator for basic and diluted net income
       per share - net income                      $85,403           $78,052
                                           ====================================

Denominator:
     Denominator for basic net income per share -
       weighted-average common shares              108,242           100,000
     Effect of dilutive securities - employee
       stock options                                   379                 -
                                           ------------------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                      108,621           100,000
                                           ====================================

Basic net income per share                           $0.79             $0.78
                                           ====================================

Diluted net income per share                         $0.79             $0.78
                                           ====================================

6.       Comprehensive Income

Comprehensive income is comprised of the following:

                                                    39-weeks Ended
                                 ----------------------------------------------
                                     September 29, 2001      September 23, 2000
                                 ---------------------- -----------------------
                                                    (in thousands)


     Net income                              $85,403                $78,052
     Translation adjustment                  (9,217)                  2,198
                                             -------                  -----

          Comprehensive income               $76,186                $80,250
                                             =======                =======

                                 ----------------------------------------------

7.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:

                                                   13-weeks Ended
                     ----------------------------------------------------------
                           September 29, 2001             September 23, 2000
                     ----------------------------------------------------------
                          Consumer       Aviation        Consumer      Aviation
                                              (in thousands)
    Sales to external
         customers        $64,165        $22,765         $58,923        $30,616
    Income before
         income taxes     $23,442        $10,060         $22,828        $14,205

                     ----------------------------------------------------------

                                                   39-weeks Ended
                     ----------------------------------------------------------
                            September 29, 2001             September 23, 2000
                     ------------------------------ ---------------------------
                          Consumer       Aviation        Consumer      Aviation
                                              (in thousands)
    Sales to external
         customers       $193,516        $82,582        $173,322        $86,757
    Income before
         income taxes     $75,177        $39,292         $63,834        $38,334

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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                    13-weeks Ended
                                             ----------------------------------
                                                    September 29, September 23,
                                                         2001              2000
                                             ----------------------------------
          Net sales                                  100.0%           100.0%
          Cost of goods sold                          45.1%            45.2%
                                                      -----            -----
          Gross profit                                54.9%            54.8%
          Selling, general and                        11.1%             9.6%
          administrative
          Research and development                     8.4%             6.4%
                                                       ----             ----
          Total operating expenses                    19.5%            16.0%
                                                      -----            -----
          Operating income                            35.4%            38.8%
          Other income, net                            3.2%             2.6%
                                                       ----             ----
          Income before income taxes                  38.6%            41.4%
          Provision for income taxes                   9.8%             9.8%
                                                       ----             ----
          Net income                                  28.8%            31.6%
                                                      =====            =====
                                             ----------------------------------


                                                       39-weeks Ended
                                           ------------------------------------
                                                    September 29, September 23,
                                                         2001              2000
                                           ------------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          46.1%            45.8%
                                                      -----            -----
          Gross profit                                53.9%            54.2%
          Selling, general and                        10.4%             9.1%
          administrative
          Research and development                     7.4%             5.9%
                                                       ----             ----
          Total operating expenses                    17.8%            15.0%
                                                      -----            -----
          Operating income                            36.1%            39.2%
          Other income, net                            5.3%             0.1%
                                                       ----             ----
          Income before income taxes                  41.4%            39.3%
          Provision for income taxes                  10.5%             9.3%
                                                      -----             ----
          Net income                                  30.9%            30.0%
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


                                            13-weeks Ended
                      ---------------------------------------------------------
                              September 29, 2001           September 23, 2000
                      ---------------------------------------------------------
                       Consumer       Aviation         Consumer       Aviation
                                           (in thousands)

Net sales              $64,165        $22,765          $58,923        $30,616
Cost of goods sold      30,796          8,405           28,017         12,491
                        ------         ------           ------         ------
Gross profit            33,369         14,360           30,906         18,125
Operating expenses:
 Selling, general and
   administrative        7,306          2,357            6,142          2,461
 Research and            4,683          2,623            3,887          1,868
   development           -----          -----            -----          -----

Total operating
  expenses              11,989          4,980           10,029          4,329
                        ------          -----           ------          -----
Operating income        21,380          9,380           20,877         13,796
Other income(expense),   2,062            680            1,951            409
  net                   ------          -----           ------          -----
Income before
  income taxes         $23,442        $10,060          $22,828        $14,205
                       =======        =======          =======        =======
                      ---------------------------------------------------------

                                            39-weeks Ended
                      ---------------------------------------------------------
                              September 29, 2001             September 23, 2000
                      ---------------------------------------------------------
                       Consumer       Aviation         Consumer       Aviation
                                           (in thousands)
Net sales             $193,516        $82,582         $173,322        $86,757
Cost of goods sold      96,061         31,340           83,102         36,008
                       -------         ------          -------         ------
Gross profit            97,455         51,242           90,220         50,749
Operating expenses:
 Selling, general and
  administrative        21,042          7,681           17,122          6,556
 Research and           13,292          7,075            9,983          5,491
   development          ------          -----           ------          -----

Total operating
  expenses              34,334         14,756           27,105         12,047
                        -----          ------           ------         ------
Operating income        63,121         36,486           63,115         38,702
Other income(expense),  12,056          2,806              719          (368)
  net                   ------         ------           ------         ------
Income before
  income taxes         $75,177        $39,292          $63,834        $38,334
                        =======        =======         =======        =======
                     ----------------------------------------------------------


Comparison of 13-Weeks Ended September 29, 2001 and September 23, 2000

Net Sales

     Net sales decreased $2.6 million, or 2.9%, to $86.9 million for the 13-week period ended September 29, 2001, from $89.5 million for the 13-week period ended September 23, 2000. The decrease for the 13-week period ended September 29, 2001 was primarily due to overall declining economic conditions and the negative impact on our aviation segment from the resulting events following the terrorist attacks that occurred on September 11, 2001. Sales from our consumer products accounted for 73.8% of net sales for the third quarter of 2001 compared to 65.8% during the third quarter of 2000. Sales from our aviation products accounted for 26.2% for the third quarter of 2001 compared to 34.2% during the third quarter of 2000. Total consumer and aviation units increased 4.4% to 311,000 in 2001 from 298,000 in 2000.

     Net sales for the consumer segment increased $5.2 million, or 8.9%, to $64.2 million for the 13-week period ended September 29, 2001, from $58.9 million for the 13-week period ended September 23, 2000. The increase for the 13-week period ended September 29, 2001 was primarily due to the 22 new products introduced in the first nine months of 2001 and overall demand for our consumer products as total units were up 5.9%.

     Net sales for the aviation segment decreased $7.9 million, or 25.6%, to $22.8 million for the 13-week period ended September 29, 2001, from $30.6 million for the 13-week period ended September 23, 2000. The decrease for the 13-week period ended September 29, 2001 was primarily due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. In addition to the shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the Federal Aviation Administration (FAA) on those flights that fly utilizing Visual Flight Rules (VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the country) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR). These restrictions impacted our revenues since many general aviation aircraft were grounded and were unable to fly to several aviation dealers to buy our product. As a result of the factors indicated above, total aviation units sold during the third quarter declined 29.5% when compared to the year-ago quarter.

Gross Profit

     Gross profit decreased $1.3 million, or 2.7%, to $47.7 million for the 13-week period ended September 29, 2001, from $49.0 million for the 13-week period ended September 23, 2000. This decrease was primarily attributable to a decrease in revenues due to declining economic conditions and the events that occurred on September 11, 2001. Gross profit as a percentage of net sales remained flat at 54.9% for the 13-week period ended September 29, 2001 compared to 54.8% for the 13-week period ended September 23, 2000.

     Gross profit for the consumer segment increased $2.5 million, or 8.0%, to $33.4 million for the 13-week period ended September 29, 2001, from $30.9 million for the 13-week period ended September 23, 2000. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced throughout the year, and a reduction of raw material costs. Gross profit as a percentage of net sales remained relatively flat at 52.0% for the 13-week period ended September 29, 2001 compared to 52.5% for the 13-week period ended September 23, 2000.

     Gross profit for the aviation segment decreased $3.8 million, or 20.8%, to $14.4 million for the 13-week period ended September 29, 2001, from $18.1 million for the 13-week period ended September 23, 2000. This decrease is associated with the decline in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales increased to 63.1% for the 13-week period ended September 29, 2001 from 59.2% for the 13-week period ended September 23, 2000. This increase as a percentage of net sales was primarily attributed to product mix as we experienced a greater proportion of higher margin panel mount unit sales versus portable handheld unit sales during the quarter when compared to the third fiscal quarter of 2000.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.1 million, or 12.3%, to $9.7 million (11.1% of net sales) for the 13-week period ended September 29, 2001, from $8.6 million (9.6% of net sales) for the 13-week period ended September 23, 2000. Selling, general and administrative expenses increased $1.2 million, or 19.0%, in the consumer segment and decreased $0.1 million, or 4.2%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of 36 new employees) and increased advertising costs (up 16%) associated with new product releases. Overall, selling, general and administrative expenses increased at a higher rate than revenues due to the need to ramp-up for the release of new products.

Research and Development Expense

     Research and development expenses increased $1.6 million, or 27.0%, to $7.3 million (8.4% of net sales) for the 13-week period ended September 29, 2001, from $5.8 million (6.4% of net sales) for the 13-week period ended September 23, 2000. Research and development expenses increased $0.8 million, or 20.5%, in the consumer segment and $0.8 million, or 40.4%, in the aviation segment. The increase in expense was primarily due to the introduction of five new recently developed products within our consumer segment during the quarter and the addition of 35 new engineers to our staff during fiscal 2001 when compared to fiscal 2000 as a result of our continued emphasis on innovation.

Operating Income

     Operating income for the 13-week period ended September 29, 2001 decreased to $30.8 million, or 11.3% from $34.7 million for the 13-week period ended September 23, 2000. Operating income as a percentage of net sales decreased to 35.4% for the 13-week period ended September 29, 2001, from 38.7% for the 13-week period ended September 23, 2000 as a result of the factors discussed above.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended September 29, 2001 amounted to $2.7 million compared to other income of $2.4 million for the 13-week period ended September 23, 2000. Interest income for the 13-week period ended September 29, 2001 amounted to $3.0 million compared to $1.9 million for the 13-week period ended September 23, 2000, the increase being attributable to the growth of the Company's cash and cash equivalents from profitable operations during the period on which interest income is earned. Interest expense decreased to $0.5 million for the 13-week period ended September 29, 2001 from $0.9 million for the 13-week period ended September 23, 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $0.3 million for the 13-week period ended September 29, 2001 compared to a gain of $1.6 million for the 13-week period ended September 23, 2000. The $0.3 million gain was due to the relative stability of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2001, when the exchange rate increased to 34.52 TD/USD at September 29, 2001 from 34.50 TD/USD at June 30, 2001. The $1.6 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2000, when the exchange rate increased to 31.30 TD/USD at September 23, 2000 from 30.77 TD/USD at June 24, 2000.

Income Tax Provision

     Income tax expense decreased by $0.2 million, to $8.5 million, for the 13-week period ended September 29, 2001 from $8.7 million for the 13-week period ended September 23, 2000 due to our lower taxable income. The effective tax rate was 25.4% for the 13-week period ended September 29, 2001 versus 23.6% for the 13-week period ended September 23, 2000. The increase is attributable to the effects of a surtax on undistributed earnings in Taiwan that the Company will pay in the following year, among other things. The tax cost of distributing earnings from Garmin Corporation, the Company's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax.

Net Income

     As a result of the above, net income decreased 11.6% for the 13-week period ended September 29, 2001 to $25.0 million compared to $28.3 million for the 13-week period ended September 23, 2000.

Comparison of 39-Weeks Ended September 29, 2001 and September 23, 2000

Net Sales

     Net sales increased $16.0 million, or 6.2%, to $276.1 million for the 39-week period ended September 29, 2001, from $260.1 million for the 39-week period ended September 23, 2000. The increase for the 39-week period ended September 29, 2001 was primarily due to the introduction of 22 new products and the increase in overall demand for our consumer GPS products. Sales from our consumer products accounted for 70.1% of net sales for the year-to-date period of 2001 compared to 66.6% during the year-to-date period of 2000. Sales from our aviation products accounted for 29.9% of net sales for the year-to-date period of 2001 compared to 33.4% during the year-to-date period of 2000. Total consumer and aviation units increased 12.5% to 993,000 in 2001 from 883,000 in 2000.

     Net sales for the consumer segment increased $20.2 million, or 11.7%, to $193.5 million for the 39-week period ended September 29, 2001, from $173.3 million for the 39-week period ended September 23, 2000. The increase for the 39-week period ended September 29, 2001 was primarily due to new product introductions during fiscal 2001 and overall demand for our consumer products as total units increased 13.6%.

     Net sales for the aviation segment decreased $4.2 million, or 4.8%, to $82.6 million for the 39-week period ended September 29, 2001, from $86.8 million for the 39-week period ended September 23, 2000. The decrease for the 39-week period ended September 29, 2001 was primarily due to an overall weak economy and the shut down of U.S. airspace that occurred during the third quarter, which offset growth in aviation sales earlier in the year. As a result of the factors indicated above, total aviation units sold for the 39-week period ended September 29, 2001 declined 9.1% when compared to the year-ago period.

Gross Profit

     Gross profit increased $7.7 million, or 5.5%, to $148.7 million for the 39-week period ended September 29, 2001, from $141.0 million for the 39-week period ended September 23, 2000. This increase was primarily attributable to revenue growth associated with increased unit volumes within our consumer segment. Gross profit as a percentage of net sales decreased to 53.9% for the 39-week period ended September 29, 2001 compared to 54.2% for the 39-week period ended September 23, 2000. This decrease as a percentage of net sales was primarily attributed to a shift in product mix within the consumer segment, whereby lower margin new product lines replaced higher margin existing product lines.

     Gross profit for the consumer segment increased $7.2 million, or 8.0%, to $97.5 million for the 39-week period ended September 29, 2001, from $90.2 million for the 39-week period ended September 23, 2000. Gross profit as a percentage of net sales decreased to 50.4% for the 39-week period ended September 29, 2001 from 52.1% for the 39-week period ended September 23, 2000 due to a shift in product mix as we sold more entry level eTrex(R) units and a shift to lower margin product lines.

     Gross profit for the aviation segment increased $0.5 million, or 1.0%, to $51.2 million for the 39-week period ended September 29, 2001, from $50.7 million for the 39-week period ended September 23, 2000. Gross profit as a percentage of net sales increased to 62.0% for the 39-week period ended September 29, 2001 from 58.5% for the 39-week period ended September 23, 2000. This increase as a percentage of net sales was primarily attributed to product mix, as total panel-mount aviation unit sales increased 17.5%. We experienced a significant increase in unit sales of our higher margin GNS 530(TM) product line.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $5.0 million, or 21.3%, to $28.7 million (10.4% of net sales) for the 39-week period ended September 29, 2001, from $23.7 million (9.1% of net sales) for the 39-week period ended September 23, 2000. Selling, general and administrative expenses increased $3.9 million, or 22.9%, in the consumer segment and $1.1 million, or 17.2%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs associated with new product releases, additional costs associated with being a public company, and increases in insurance premiums.

Research and Development Expense

     Research and development expenses increased $4.9 million, or 31.6%, to $20.4 million (7.4% of net sales) for the 39-week period ended September 29, 2001, from $15.5 million (5.9% of net sales) for the 39-week period ended September 23, 2000. Research and development expenses increased $3.3 million, or 33.1%, in the consumer segment and $1.6 million, or 28.8%, in the aviation segment. The increase in expense was primarily due to the introduction of 22 new products within our consumer segment and the addition of 35 new engineers to our staff as a result of our continued emphasis on research and development expansion and innovation.

Operating Income

     Operating income for the 39-week period ended September 29, 2001 decreased to $99.6 million, or 2.2% from $101.8 million for the 39-week period ended September 23, 2000. Operating income as a percentage of net sales decreased to 36.1% for the 39-week period ended September 29, 2001, from 39.1% for the 39-week period ended September 23, 2000 as a result of the factors discussed above.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 39-week period ended September 29, 2001 amounted to $14.9 million compared to other income of $0.4 million for the 39-week period ended September 23, 2000. Interest income for the 39-week period ended September 29, 2001 amounted to $8.9 million compared to $4.4 million for the 39-week period ended September 23, 2000, the increase being attributable to the growth of the Company's cash and cash equivalents from profitable operations during the period on which interest income is earned. Interest expense decreased to $1.7 million for the 39-week period ended September 29, 2001 from $2.3 million for the 39-week period ended September 23, 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $7.7 million for the 39-week period ended September 29, 2001 compared to a loss of $1.4 million for the 39-week period ended September 23, 2000. The $7.7 million gain was due to the significantly increased strength of the U.S. Dollar compared to the Taiwan Dollar during the year-to-date period of fiscal 2001, when the exchange rate increased to 34.52 TD/USD at September 29, 2001 from 33.01 TD/USD at December 30, 2000. The $1.4 million loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the year-to-date period of fiscal 2000, when the exchange rate decreased to 31.30 TD/USD at September 23, 2000 from
31.65 TD/USD at December 25, 1999.

Income Tax Provision

     Income tax expense increased by $5.0 million, to $29.1 million, for the 39-week period ended September 29, 2001 from $24.1 million for the 39-week period ended September 23, 2000 due to our higher taxable income. The effective tax rate was 25.4% for the 39-week period ended September 29, 2001 versus 23.6% for the 39-week period ended September 23, 2000. The increase is attributable to the effects of a surtax on undistributed earnings in Taiwan that the Company will pay in the following year, among other things. The tax cost of distributing earnings from Garmin Corporation, the Company's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax.

Net Income

     As a result of the above, net income increased 9.4% for the 39-week period ended September 29, 2001 to $85.4 million compared to $78.1 million for the 39-week period ended September 23, 2000.

Liquidity and Capital Resources

     Net cash generated by operating activities was $95.6 million for the 39-week period ended September 29, 2001 compared to $61.7 million for the 39-week period ended September 23, 2000. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We did experience a $24.0 million reduction in inventory at September 29, 2001 when compared to fiscal year-end December 30, 2000 as we began shipments of 22 new products. Due to the timing of these new product introductions during the period, our accounts receivable balance increased $10.5 million to $43.2 million at September 29, 2001 from $32.7 million at December 30, 2000. We do not anticipate that the timing of new product introductions will have a negative impact on our financial results in the future.

     During the 39-week period ended September 29, 2001, our capital expenditures totaled $10.8 million compared to $16.4 million for the 39-week period ended September 23, 2000. The capital expenditures were incurred primarily for the continued expansion of our Olathe, Kansas facility. Cash flow from financing activities during the period were $11.2 million use of cash due to the reduction of debt in Taiwan compared to a use of cash of $9.0 million in prior period. The lower use of cash in the prior period was attributed to the net effect of cash provided by the issuance of long-term debt ($20.0 million) to finance the expansion of our Olathe, Kansas facility and cash used to pay dividends ($29.0 million).

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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the Taiwan Dollar has proven to be relatively stable. However, within the last year we have experienced significant foreign currency gains due to the strengthening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal currencies involved are the Taiwan Dollar and the British Pound Sterling. The Company's international subsidiaries use the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As such, even when a significant gain or loss occurs as a result of more volatile foreign exchange rate fluctuations, the actual impact on our operations is of a lesser extent.

         Interest Rate Risk

     As of September 29, 2001, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. The Company's subsidiary, Garmin International, Inc. entered into an interest rate swap agreement to modify the characteristics of $15 million of its outstanding long-term debt from a floating rate to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The gain or loss on interest rate swap agreements is immaterial.


Part II - Other Information

Item 1.  Legal Proceedings
-----------------------------------------
         From time to time the Company may be involved in litigation arising in the course of its operations. As of November 13, 2001, the Company was not a party to any material legal proceedings.

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

Dated:  November 13, 2001