Form 10-K405
period 2001-12-29
GARMIN LTD
filed 2002-03-27
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 29, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from___ to____
                         Commission file number 0-31983
                                ________________
                                   GARMIN LTD.
               (Exact name of Company as specified in its charter)

            Cayman Islands                                  98-0229227
       (State or other jurisdiction        (I.R.S. Employer identification no.)
       of incorporation or organization)
  5th Floor, Harbour Place, P.O. Box 30464 SMB,                 N/A
           103 South Church Street                          (Zip Code)
    George Town, Grand Cayman, Cayman Islands
    (Address of principal executive offices)

           Company's telephone number, including area code: (345)-946-5203*

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 Per Share Par Value
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting shares held by non-affiliates of the Company as of March 22, 2002, based on the closing price of the Registrant's common shares on the Nasdaq Stock Market for that date

                 Common Shares, $.01 par value - $1,166,074,202
     Number of shares outstanding of the Company's common shares as of March 22, 2002:
                   Common Shares, $.01 par value - 107,779,568
Documents incorporated by reference:
Portions of the following documents are incorporated herein by reference into Part of the Form 10-K as indicated:

                                                Part of Form 10-K into
Document                                           which Incorporated
                                                         Part III
Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed no later than 120 days after December 29, 2001

*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas  66062.
The telephone number there is (913) 397-8200.

                                   Garmin Ltd.

                          2001 Form 10-K Annual Report

                                Table of Contents

     Cautionary Statement With Respect To Forward-Looking Comments............1

                                     Part I

Item 1.      Business.........................................................1
Item 2.      Properties......................................................10
Item 3.      Legal Proceedings...............................................11
Item 4.      Submission of Matters to a Vote of Security Holders.............11
             Executive Officers and Significant Employees of the Company.....11


                                     Part II

Item 5.      Market for the Company's Common Stock and Related
                  Stockholder Matters........................................12
Item 6.      Selected Consolidated Financial Data............................13
Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................15
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......36

Item 8.      Financial Statements and Supplementary Data.....................37
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................62

                                    Part III

Item 10.     Directors and Executive Officers of the Company.................62
Item 11.     Executive Compensation..........................................62
Item 12.     Security Ownership of Certain Beneficial Owners and Management..62
Item 13.     Certain Relationships and Related Transactions..................62

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K...................................................63
             Signatures......................................................66

GARMIN, the GARMIN logo, the GARMIN globe design, the GARMIN 'swoosh' design, STREETPILOT, ETREX, ETREX SUMMIT, EMAP, TRACBACK, DCG, GPSMAP, GPS II, GPS III, GPSCOM, PHASETRAC 12, TRACPAK, G CHART, PERSONAL NAVIGATOR, GUIDANCE BY GARMIN, AUTOLOCATE, NAVTALK and SEE-THRU are included among the registered trademarks of Garmin, and ETREX CAMO, ETREX LEGEND, ETREX MARINER, ETREX VENTURE, ETREX VISTA, METROGUIDE, MAPSOURCE, CLICK STICK, BLUECHART, GPS V and RINO are trademarks of Garmin Ltd. or its subsidiaries. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

          CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company's other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, 'Management's Discussion and Analysis of Financial Condition and Results of Operations', of this Form 10-K under the heading 'Company-Specific Trends and Risks'. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     Part I

Item 1.  Business

     This discussion of the business of Garmin Ltd. ('Garmin' or the 'Company') should be read in conjunction with, and is qualified by reference to, 'Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations' ('MD&A') under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment and geographic information included in Item 8, 'Financial Statements and Supplementary Data', Note 11 is incorporated herein by reference in partial response to this Item 1.

     The Company was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin shares in the United States.

     The Company owns, directly or indirectly, all of the operating companies in the Garmin group, except for one share of Garmin Corporation held of record, but not beneficially, by each of six shareholders as nominees to satisfy the requirement under Taiwan law in effect at the time of the formation of the Company that Garmin Corporation have at least seven shareholders, and 4,000 shares of Garmin Corporation held by two related shareholders who did not convert their Garmin Corporation shares to shares of the Company. These 4,006 shares represent approximately 0.004% of the outstanding shares of Garmin Corporation.

Recent Developments in the Company's Business

     Sequoia Instruments, Inc.

     On November 29, 2001, Garmin announced that it had acquired substantially all the assets of Sequoia Instruments, Inc. ('Sequoia'), a research and development company which has developed technology relating to Global Positioning System ('GPS') aided Air Data and Attitude Heading and Reference Systems ('ADHRS') for aircraft. Garmin paid Sequoia $3,625,000 for the assets and the purchase agreement provides for additional payments to Sequoia totaling $1,000,000 upon the certification and shipment of products based upon the technology acquired from Sequoia.

     Shareholder Rights Plan

     On October 24, 2001, Garmin's Board of Directors adopted a shareholder rights plan (the 'Rights Plan'). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin's common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15 percent or more of Garmin's outstanding common shares. Each right (other than those held by the new 15 percent shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Under certain circumstances, the rights will entitle shareholders to purchase shares in an acquiring company at a 50 percent discount. The rights will expire on October 31, 2011 unless earlier redeemed. Garmin's Board of Directors may redeem the rights at a price of $0.002 per right generally at any time before the rights become exercisable.

     Share Repurchase Program

     On September 24, 2001, Garmin announced that its Board of Directors approved a share repurchase program authorizing Garmin to purchase up to five million common shares of Garmin Ltd. as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 promulgated by the Securities and Exchange Commission. The timing and amounts of any purchases will be determined by Garmin's management depending on market conditions and other factors deemed relevant. The share repurchase authorization expires on December 31, 2002. As of March 22, 2002, Garmin had purchased a total of 595,200 shares pursuant to this share repurchase authorization at a total cost of $9.8 million. All such purchased shares have been cancelled and now form part of the authorized but unissued capital of Garmin, since Cayman Islands law does not permit a company to hold its own shares.

     Management of Garmin International, Inc.

     On March 27, 2002, Dr. Min H. Kao was appointed as President of Garmin's principal U.S. subsidiary, Garmin International, Inc. ('Garmin International') and Gary L. Burrell was appointed Chairman of Garmin International. Dr. Kao previously served as Vice President of Garmin International since April 1991 and Mr. Burrell previously served as President of Garmin International since August 1990. Both Dr. Kao and Mr. Burrell continue to serve as directors of Garmin International and of Garmin and as Co-Chairmen and Co-CEOs of Garmin.

Company Overview

     Garmin is a leading, worldwide provider of navigation, communications and information devices, most of which are enabled by GPS technology. Garmin designs, develops, manufactures and markets under the GARMIN brand a diverse family of hand-held, portable and fixed mount GPS-enabled products and other navigation, communications and information products for the general aviation and consumer markets. Each of Garmin's GPS products utilizes its proprietary integrated circuit and receiver designs to collect, calculate and display location, direction, speed and other information in forms optimized for specific uses.

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

     Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability ('SA') for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. With SA removed, a GPS receiver can calculate its position to an accuracy of 10 meters or less, significantly enhancing the utility of GPS for most applications.

     The accuracy and utility of GPS can be enhanced even further through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration ('FAA') is developing a Wide Area Augmentation System ('WAAS') comprising ground reference stations and additional satellites which will improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS is intended to support the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS is expected also to enhance the utility of WAAS-enabled GPS receivers for consumer applications. The FAA has stated that it expects the WAAS system to have initial operating capability by December 2003.

Products

     Garmin has achieved a leading market position and a record of growth in revenues and profits by offering ergonomically designed, user friendly products with innovative features and designs covering a broad range of applications and price points.

     Garmin's target markets currently consist of the consumer segment, which primarily includes marine, recreational and automotive products, and the aviation segment, which consists of panel mount and portable products for use in general aviation aircraft.

     While the marine, recreational, automotive and aviation product lines will continue to be the core of Garmin's business in the near-term, GPS capabilities are becoming increasingly commercially viable in a wide range of consumer products and services, including wireless consumer and mobile information devices (such as Family Radio Service and General Mobile Radio Service two-way radios, cellular phones and personal digital assistants). Garmin's goal is to take advantage of its brand name and its product development experience to expand its product line in these potentially high-growth GPS markets.

Consumer

     Garmin currently offers a wide range of consumer products, including hand-held GPS receivers, our StreetPilot(R) portable automotive navigation device and fixed-mount GPS/Sounder products, targeted toward the marine and recreational market segments. Garmin believes that its consumer products are known for their value leadership, high performance, innovation and ergonomics. Garmin's StreetPilot III won the 2001 Consumer Electronics Association Design and Engineering Showcase award for mobile electronics. The StreetPilot III also won an Editors Choice award from Cnet.com in 2001.

     Garmin also offers a broad set of accessories for its products. For instance, Garmin's MapSource(TM)CDs, which can be loaded into selected GPS products through a personal computer, provide detailed mapping information for the United States and Canada and a number of European countries. With this information, Garmin's StreetPilot, GPS V, eTrex(R) Venture, eTrex Legend, eTrex Vista, and eMap(TM) products can provide the customer with detailed information concerning business listings and points of interest. A user can choose a business listing (e.g., restaurants, hotels, and shops) and the unit will display the location of the destination on a map along with the user's location and the distance from the user's location. Garmin's BlueChart(TM) CD's and data cards, which are compatible with selected GPS chartplotter and handheld products, provide detailed nautical chart data for boaters.

     The table below includes a sampling of some of the products that Garmin currently offers to consumers.

Handheld and portable consumer products:

eMap Pocket-size GPS with built-in basic map showing highways and major streets for personal use and business travel. MapSource compatibility allows street level mapping, points of interest and address location functionality.

eTrex
(6 models)       Ultra compact full feature handheld GPS design for outdoor enthusiasts. All models are waterproof and have rugged designs.
                 The eTrex Summit and eTrex Vista have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe. eTrex
                 Camo features a camouflaged design and a hunting and fishing almanac. The eTrex class of products represented approximately
                 20 percent of total consolidated revenues during fiscal year
                 2001.  The eTrex class of products represented less than 10 percent of total consolidated revenues during fiscal years 2000 and 1999.

StreetPilot
(3 models)       Portable automotive navigation systems with basemap and
                 MapSource compatibility allowing street level mapping, points of interest and address location functionality. The ColorMap model features a color display. StreetPilot III features
                 "turn by turn" automatic route guidance and voice prompting and a high resolution color display.

GPS 12
(3 models)       Rugged handhelds for serious outdoor enthusiasts. Capabilities and features available in different GPS 12 models include basic navigation, color graphics, built-in database of cities, basemaps and MapSource compatibility.

GPSMAP 76
(2 models)       Handheld GPS with large display and a waterproof case which floats in water. Preloaded with U.S. tidal data and has MapSource and BlueChart compatibility. GPSMAP 76S(expected to be available in April 2002)features a barometric altimeter and an electronic compass.

GPS V Portable GPS with 'turn by turn' automatic route guidance, MapSource compatibility for street level mapping and unique selectable vertical or horizontal displays.




Marine fixed-mount units:

GPS126,128 and 152
                Low cost fixed-mount GPS's for boating with either a built-in antenna or an external antenna for exposed installations. GPS 152 has internal database of U.S.cities and navigation aids and has the compatibility of uploading points of interest data from a personal computer with MapSource CD-ROM's.

GPSMAP
(11 models)     Marine GPS/plotter  combinations for boating and fishing
                enthusiasts of different levels.Features available on different models include a variety of display sizes(ranging in size from 3.8" to 10"), high-contrast LCD graphics, monochrome 16-color or 256-color displays and the capability of uploading mapping and nautical chart data from a personal computer with MapSource and BlueChart CD-ROM's.

Sounder products:

FishFinders
(6 models)      Fishfinders feature DCG(R)and See-Thru(R)technology, which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas. Fishfinder Blue series products have dual frequency transducers for optimal performance in deep water.

GPSMAP/Sounder
(3 models)      'All-in-one' product lines  with  GPS,  chartplotter and sonar functionality.  These  units  come with different display sizes
                (ranging in size from 4.2" to 7.25") and the capability of uploading mapping and nautical chart data. Certain models feature dual frequency transducers for optimal sonar performance in deep water.


Consumer communications products:



NavTalk GSM      A handheld unit that combines a 900 MHz/1800 MHz GSM digital cellular telephone and a full-featured GPS receiver with mapping display, 'turn by turn' automatic route guidance and voice prompting. Features the ability to transmit location from one unit to another unit and to location-based service companies.

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

     Garmin's aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. Garmin was the first company to offer a GPS receiver, the GPS 155/165, which met the Federal Aviation Administration's requirements for certain kinds of instrument approaches and did so a full year ahead of its competitors. The GPS 155/165 with its instrument approach capability won Flying Magazine's outstanding achievement award for 1994. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was also recognized by Flying Magazine as the Editor's Choice Product of the Year for 1998. In 1994 and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine's Gear of the Year award for best aviation portable product in 2000 and again in 2001.

     Garmin's panel mounted aviation products are sold in the retrofit market where older aircraft are fitted with the latest electronics from Garmin's broad product line. Garmin believes this market continues to have good growth potential as aircraft owners elect to upgrade their existing aircraft at a cost that is lower than purchasing a new aircraft.

     Garmin has also gained market share as an original equipment manufacturer supplier to leading airframe manufacturers such as the New Piper Aircraft Company, Raytheon Aircraft Company, Mooney Aircraft Corporation, Cirrus Design Corporation and Eurocopter. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include weather information and primary flight instruments that use the latest display technologies.

     The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPS 92 Value-priced unit for recreational pilots with built-in Jeppesen(R) database. The Jeppesen database includes airports, navigation beacons,controlled airspace,runway data and final approach waypoints.

GPS III Pilot   Aviation style GPS III, with built-in maps and Jeppesen
                database.

GPSMAP 195      Portable GPS receiver with 4.1" moving map display and built-in aviation database.

GPSMAP 295      A high-end portable GPS receiver designed specifically for the serious aviator. Features include a 16-color display and built-in aviation database; it can download MapSource CD-ROM information through a personal computer for street level map details.


Panel-mount aviation products:

GNC 300XL TSO   Instrument Flight Rules ('IFR') certified  product  that
                combines a GPS receiver with VHF radio and features moving map graphics.

400 Series
(3 models)      The GNS 430 is the world's first 'all-in-one' IFR certified
                GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4 color map graphics, GPS, communication and navigation capabilities.

500 Series
(2 models)      These units combine the features of the 400 series along with a larger 5" color display.

GI-102A &
  106A Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 340 A feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities.

GTX 320A &
   327 FAA-certified transponders which transmit altitude or flight information to air traffic control radar systems or other aircraft's air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with unique timing functions.

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

     In 2001, Garmin established a new subsidiary in Kansas, Garmin USA, Inc., to handle consumer and aviation product sales activities in the USA. Also in 2001, Garmin's subsidiary, Garmin Foreign Sales Corporation, was dissolved in view of the changes to U.S. tax laws enacted in the Foreign Sales Corporation Repeal and Extraterritorial Income Exclusion Act of 2000.

     Garmin's U.S. consumer segment marketing is handled through its dealers who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin's largest consumer products dealers include:

         - Bass Pro Shops - a freshwater sports specialist with a sophisticated catalog sales effort and 'super store' locations;

         - Boat America/Boat U.S. - A major marine dealer featuring memberships for special buying privileges;

         - Boaters World - a leading off-shore marine retailer with multiple locations;

         - Cabela's - a major catalog retailer for the outdoor marine market;

         - Wal-Mart - one of the world's largest mass retailers;

         - West Marine - one of the largest U.S. marine retailers specializing in offshore boating equipment; and

         - Best Buy - one of the largest U.S. electronics retailers


     Garmin's European consumer segment marketing is handled through in-country distributors who resell to dealers. Working closely with Garmin's in-house sales and marketing staff in Romsey, U.K., these distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin's Taiwan-based marketing team handles its Asia marketing effort.

     Aviation marketing is handled through dealers around the world. Garmin's largest aviation dealers include Sportsmen's Market, Tropic Aero and JA Air
Center. All have the training, equipment and certified staff required for the at-airport installation of Garmin's most sophisticated IFR avionics equipment. Visual Flight Rules ('VFR') equipment including handheld GPS receivers, is sold through dealers, usually at airport locations or through catalogs.

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

     Garmin believes that its principal competitors for consumer GPS-enabled product lines are Thales Navigation, Inc. ('Thales'), Lowrance Electronics Inc.
('Lowrance'),   Cobra  Electronics   Corporation  ('Cobra'),   Raymarine  Ltd.
('Raymarine'), Furuno Electronic Company, the Standard Horizon Division of Yaesu Co. Ltd. ('Standard'), Navman Ltd. and Simrad AS ('Simrad'). For Garmin's fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Furuno, Raymarine, Simrad and the Humminbird division of Techsonic Industries, Inc. ('Humminbird'). Garmin believes that its principal competitors for marine VHF transceiver product lines are Standard, Shakespeare Corporation, Humminbird, Raymarine, Uniden Corporation, Simrad and Icom, Inc. For Garmin's general aviation product lines, Garmin considers its principal competitors to be Lowrance and Thales, for portable GPS units, and UPS Aviation Technologies, a subsidiary of United Parcel Service, Inc., Honeywell, Inc., Northstar Technologies, Goodrich Corporation, Meggitt PLC and Avidyne Corporation for panel-mount GPS and display units. For Garmin's Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. ('Motorola'), Cobra and Audiovox Corporation. For Garmin's cellular product line, Garmin believes that its principal competitors are Nokia Oy, Telefon AB LM Ericsson, Motorola, Benefon Oy, Siemens AG ('Siemens'), Sony Corporation and Samsung. For Garmin's GPS sensor board product lines, Garmin believes its principal competitors are Trimble Navigation, Ltd., Conexant, Inc., Thales, Motorola, Philips N.V. ('Philips') and SiRF Technology, Inc. For Garmin's automotive product lines, Garmin considers its principal competitors to be Thales, Alpine Electronics, Inc., Denso KK, Visteon, the On-Star Division of General Motors Corporation, Xanavi Informatics Corporation, Robert Bosch GmbH, Siemens and Philips. For Garmin's personal digital assistant product line, Garmin considers its principal competitors to be Palm, Inc. and Handspring, Inc.

Research and Development

     Garmin's product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin's engineering and manufacturing teams. Garmin's products are created by its engineering and design staff of approximately 275 people worldwide. Garmin's manufacturing staff includes manufacturing process engineers who work closely with Garmin's design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin's design staff includes industrial designers, as well as software engineers, electrical engineers and mechanical engineers. Garmin believes the industrial design of its products has played an important role in Garmin's success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

     Below is a table of Garmin's expenditures on research and development over the last three fiscal years.


                                             Fiscal Years Ended
          ---------------------------------------------------------------------
                        December 29,        December 30,           December 25,
                               2001                2000                   1999
          ---------------------------------------------------------------------
(In thousands)
Research and development    $28,164             $21,764                $17,339

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

     Garmin's design and manufacturing processes are certified to ISO 9001/2 for superior quality. Garmin's Taiwan manufacturing facility also achieved QS 9000 quality certification in 2001. QS 9000 is a quality standard for automotive suppliers. In addition Garmin's aviation panel-mount products are designed according to processes which are approved and monitored by the FAA.

Intellectual Property

     Garmin's success and ability to compete is dependent in part on its proprietary technology. Garmin relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 22, 2002, Garmin held 63 U.S. patents that expire at various dates no earlier than 2006. As of March 22, 2002, Garmin had 99 U.S. patent applications pending. Garmin's U.S. patents do not create any patent rights in foreign countries. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Garmin's registered U.S. trademarks include:
GARMIN; the GARMIN logo; the GARMIN globe design; the GARMIN 'swoosh' design; STREETPILOT; ETREX; ETREX SUMMIT; EMAP; TRACBACK; DCG; PERSONAL NAVIGATOR; GPSMAP; GPS II; GPS III; GUIDANCE BY GARMIN; GPSCOM; PHASETRAC 12; TRACPAK; G CHART; AUTOLOCATE; NAVTALK and SEE-THRU. Our mark GARMIN and certain other trademarks have also been registered in selected foreign countries. Garmin's trademarks include ETREX CAMO; ETREX LEGEND; ETREX MARINER; ETREX VENTURE; ETREX VISTA; METROGUIDE; MAPSOURCE; CLICK STICK, BLUECHART, GPS V and RINO. Some of Garmin's patents and its registered trademarks and trademarks are owned by Garmin's subsidiary, Garmin Corporation.

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

Regulations

     Garmin's aviation products that are intended for installation in type certificated aircraft are required to be certified by the FAA, its European counterpart, the Joint Aviation Authorities, and other comparable organizations before they can be used in an aircraft. The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communication Commission ("FCC") rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin's products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products or enhancements to Garmin's products or losing certification for Garmin's existing products could adversely affect its business.

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


Employees

     As of December 29, 2001, Garmin had 1,329 full-time employees worldwide, of whom 629 were in the United States, 664 were in Taiwan and 36 were in the United Kingdom. None of Garmin's employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 2.  Properties

     Garmin's U.S. subsidiaries, Garmin International, Inc. and Garmin USA, Inc. occupy a 240,000 square foot facility on 41 acres in Olathe, Kansas, where all
aviation  panel-mount   products  are  manufactured  and  Garmin  products  are
warehoused, distributed, and supported for North and South America. The expansion of the Olathe facility from 103,000 to 240,000 square feet was substantially completed in March, 2001. Garmin's subsidiary, Garmin Realty, LLC also purchased an additional 46 acres of land on the Olathe site in February, 2000 for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to this property which is leased to Garmin's subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin's subsidiaries for the aggregate sum of $200. In December 2001, Garmin International, Inc. entered into a ground lease for 148,320 square feet of land at New Century Airport in Gardner, Kansas. This ground lease expires in 2026. In January 2002, Garmin International, Inc. completed construction of a 25,034 square foot aircraft hangar, flight test and certification facility on this land for use in development and certification of aviation products.

     Garmin's subsidiary, Garmin Corporation, owns a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin's consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin Corporation occupies 208,375 square feet at this facility and leases the remaining 41,082 square feet to third parties.

     Garmin's subsidiary, Garmin (Europe) Ltd., leases an aggregate of 28,358 square feet under two leases in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. These leases expire in 2010 and 2015 respectively. Garmin International, Inc. also leases an aggregate of 3,233 square feet of office space in Tempe, Arizona for software development, and Wichita, Kansas for support for Garmin's aviation original equipment manufacturer operations.

Item 3.  Legal Proceedings

     From time to time, Garmin may be involved in litigation relating to claims arising out of our operations. As of March 22, 2002, Garmin was not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers and Significant Employees of the Company

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 7, 2002.

     Gary L. Burrell, age 64, has served as Co-Chairman and Co-Chief Executive Officer of Garmin Ltd. since August 2000. He has been a director of Garmin Corporation since January 1990. He served as President of Garmin Corporation from January 1990 to December 1998. Mr. Burrell has also been Chairman of Garmin International, Inc. since March 2002, a director of Garmin International, Inc. since August 1990 and he served as President of Garmin International, Inc. from August 1990 to March 2002. Mr. Burrell has been Chairman of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. He served as President of Garmin USA, Inc. from December 2001 to March 2002. Mr. Burrell has been a director and Chairman of Garmin (Europe) Ltd. since 1992. Mr. Burrell was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and President from July 1998 to December 2001. Mr. Burrell holds a BS degree in Electrical Engineering from Wichita State University and a MS degree in Electrical Engineering from Rensselaer Polytechnic Institute.

     Dr. Min H. Kao, age 53, has served as Co-Chairman and Co-Chief Executive Officer of Garmin Ltd. since August 2000. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. He has been a director of Garmin (Europe) Ltd. since 1992. Dr. Kao was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and Vice President from July 1998 to December 2001. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

     Kevin S. Rauckman, age 39, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman was a director and Treasurer of Garmin Foreign Sales Corporation from January 1999 to December 2001. Previously, Mr. Rauckman served as Director of Finance and in other finance capacities for one of Allied Signal's (now known as Honeywell International, Inc.) Aerospace units from May 1996 to January 1999 and served as Finance Manager with Unisys Corporation, a technology hardware and consulting services company, from June 1993 to April 1996. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

     Andrew R. Etkind, age 46, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Previously, Mr. Etkind served as Senior Attorney for Alumax Inc., a manufacturer of aluminum and aluminum products, from March 1996 to January 1998 and was Vice President, General Counsel and Secretary of Information Management Resources, Inc., a software systems development and consulting company, from July 1993 to February 1996. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

     Gary V. Kelley, age 55, has been Director of Marketing of Garmin International, Inc. since 1992 and has been a director of Garmin (Europe) Ltd. since 1993. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

     All executive officers are elected by and serve at the discretion of the Company's Board of Directors. None of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. None of the executive officers are related to one another. Dr. Min H. Kao is the brother of Ruey-Jeng Kao, a Director of Garmin Ltd. and a supervisor of Garmin Corporation. Elected by the shareholders of Garmin Corporation, a supervisor serves as an ex-officio member of its Board of Directors to protect the interests of all shareholders.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     The Company's common shares have traded on the Nasdaq National Market under the symbol 'GRMN' since its initial public offering on December 8, 2000. As of March 22, 2002 there were approximately 129 shareholders of record.

     No cash dividends have been paid since the initial public offering of the Company's common shares on December 8, 2000. The Company intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The date of the Company's initial public offering was December 8, 2000. The range of high and low closing sales prices of the Company's common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2000 and 2001 was as follows:


                            Year Ended                  Year Ended
    ---------------------------------------------------------------------------
                            December 29, 2001           December 30, 2000
    ---------------------------------------------------------------------------
                           High           Low          High           Low
    ---------------------------------------------------------------------------
     First Quarter        $25.13        $17.00          N/A           N/A
    ---------------------------------------------------------------------------
     Second Quarter       $24.68        $18.00          N/A           N/A
    ---------------------------------------------------------------------------
     Third Quarter        $23.36        $14.40          N/A           N/A
    ---------------------------------------------------------------------------
     Fourth Quarter       $21.32        $15.50        $21.19         $18.19
    ---------------------------------------------------------------------------


     During the fourth fiscal quarter of fiscal year 2001, Garmin expended a total of $13.4 million of the $104.4 million net proceeds from its December 8, 2000 initial public offering (the 'IPO') as follows: $3.6 million was used to acquire substantially all the assets of Sequoia Instruments, Inc. and $9.8 million was used to purchase a total of 595,200 shares of Garmin pursuant to a share repurchase program approved by Garmin's Board of Directors. See 'Recent Developments in the Company's Business' under Item 1 herein.

     Garmin plans to use the remaining $91.0 million net proceeds from the IPO for working capital and other general corporate purposes, including possible share repurchases, acquisitions or strategic partnerships. Garmin currently has no specific plan for allocating those proceeds among working capital and other general corporate purposes. Garmin currently has no commitments to make any material investments or acquisitions and will retain broad discretion in the allocation of net proceeds from the IPO.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 29, 2001 and December 30, 2000 and the selected consolidated statement of income data for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 25, 1999, December 26, 1998 and December 31, 1997 and the selected consolidated statement of income data for the years ended December 25, 1998 and December 31, 1997 were derived from the Company's audited consolidated financial statements, not included herein.

     The information set forth below is not necessarily indicative of the results of future operations and should be read together with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and notes to those statements included in Items 7 and 8 and Part II of this Form 10-K.


                                                    Years Ended (1)

                                   Dec. 29,    Dec. 30,   Dec. 25,   Dec. 26,   Dec. 31,
                                    2001        2000       1999       1998       1997
                                           (in thousands, except per share data)
Consolidated Statements of
Income Data:
    Net sales                      $369,119    $345,741   $232,586   $169,030   160,280
    Cost of goods sold              170,960     162,015    105,654     82,787    93,620
                                   --------    --------   --------   --------   -------

        Gross profit                198,159     183,726    126,932     86,243    66,660
    Operating expenses;
        Selling, general and
             administrative          38,709      32,669     27,063     24,680    17,102
        Research and
             development             28,164      21,764     17,339     14,876    12,657
                                    -------     -------    -------     ------    ------
    Total operating expenses         66,873      54,433     44,402     39,556    29,759
                                    -------     -------    -------     ------    ------
    Operating income                131,286     129,293     82,530     46,687    36,901
    Other income, net (2), (3)       20,749      11,629      1,602        833    11,971
                                    -------     -------     ------     ------    ------
    Income before income
             taxes                  152,035     140,922     84,132     47,520    48,872
    Income tax provision             38,587      35,259     19,965     12,354    12,780
                                    -------     -------     ------     ------    ------
                   Net income      $113,448    $105,663    $64,167    $35,166   $36,092
                                   ========    ========    =======    =======   =======

    Net income per share:
                   Basic              $1.05       $1.05       $0.64     $0.35     $0.37
                   Diluted            $1.05       $1.05       $0.64     $0.35     $0.37
    Weighted average common
        shares outstanding:
                   Basic            108,097     100,489     100,000    99,624    98,876
                   Diluted          108,447     100,506     100,000    99,624    98,876

    Cash dividends per share (4)      $0.00       $0.29       $0.13     $0.12     $0.09

Balance Sheet Data (at end of
Period):
    Cash and cash equivalents      $192,842    $251,731    $104,079   $80,360   $64,243
    Marketable securities          $131,584          $0          $0        $0        $0
    Total assets                   $532,155    $463,347    $250,090  $174,532  $143,482
    Total debt (5)                  $32,188     $46,946     $27,720    $9,708   $15,823
    Total stockholders' equity     $453,969    $365,239    $194,599  $135,940  $104,204


(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. Prior to 1998, our fiscal years ended on December 31.
(2) Other income, net mainly consists of interest income, interest expense and foreign currency gain(loss).
(3) Includes $11.6 million, $7.0 million, and $10.0 million of foreign currency gains during 2001, 2000, and 1997, respectively.
(4) Represents cash dividends per share based on the actual number of shares outstanding at the time of the dividend, as adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000. There were no cash dividends issued during 2001.
(5)  Total debt consists of notes payable and long-term debt.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed below (the 'Company-Specific Trends and Risks').

     As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the Company-Specific Trends and Risks. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Form 10-K.

     Prior to 1998, the Company's fiscal year was based on a calendar year. In 1998, the Company elected to change its fiscal year to a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 2001, 1999 and 1998. Unless otherwise stated, all years and dates refer to the Company's fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to 'we', 'us', 'our' and similar terms refer to Garmin Ltd. and its subsidiaries.

Overview

     We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in two business segments, the consumer and aviation markets. Both of our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. Our consumer segment includes portable GPS receivers and accessories for marine, recreation, land and automotive applications sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

     Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 23% since 1997 and our net income has increased at a compounded annual growth rate of 33% since 1997. All of this growth has been organic; none has occurred as a result of any acquisition or merger.

     Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the Taiwan Dollar. Minimal transactions of our European operations are now denominated in British Pound Sterling. We experienced $11.6 million, $7.0 million, and $10.0 million in foreign currency gains during fiscal years 2001, 2000, and 1997, respectively. To date, we have not entered into hedging transactions with either the British Pound Sterling or the Taiwan Dollar, although we may utilize hedging transactions in the future.

Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition

The Company records estimated reductions to revenue for customer sales programs and incentive offerings including rebates, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


Warranties

The Company's products sold are generally covered by a warranty for periods ranging from one to two years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

Inventory

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Income Taxes

It is the Company's policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

     In 2000, we experienced upward pricing pressures on our high technology components, but had offset those with efficiencies in our manufacturing processes. We did not experience significant pricing pressure in fiscal 2001. Our existing practice of performing in-house, the design and manufacture of our products has enabled us to utilize alternative lower cost components from different suppliers and, where necessary, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing in-house, the design, manufacture and marketing of our products, both the Taipei, Taiwan and Olathe, Kansas manufacturing plants have experienced relatively low costs of manufacturing, compared to our competition. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe.

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

Selling, General and Administrative Expenses

      - Our selling, general and administrative expenses consist primarily of:

      - salaries for sales and marketing personnel;

      - salaries and related costs for executives and administrative personnel;

      - advertising, marketing, and other brand building costs;

      - accounting and legal costs;

      - information systems and infrastructure costs;

      - travel and related costs; and

      - occupancy and other overhead costs.

     Since we plan to increase market penetration in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to build increased brand awareness in the consumer marketplace, especially as we enter into new markets, such as wireless and PDA. We do not anticipate that these increased expenses will significantly impact our financial results in 2002 and subsequent periods.

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

     We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget on absolute terms. Research and development expenses may also grow at a faster rate when compared to our projected revenue growth for fiscal year 2002.

Customers

     No customer accounted for greater than 10% of our sales in the year ended December 29, 2001. Our top ten customers accounted for approximately 26% of net sales. We have experienced average sales days in our customer accounts receivable between 35 and 45 days since 1998.

Income Taxes

     We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 25% during 2001. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2004. The current Taiwan tax incentives that Garmin has received approval for will end in 2004. We have applied for additional incentives for years beyond 2004. However, there can be no assurance that such tax incentives will be granted after 2004.

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                              Fiscal Years Ended
                            ---------------------------------------------------
                                     Dec. 29,        Dec. 30,         Dec. 25,
                                         2001            2000             1999

Net sales                              100.0%          100.0%           100.0%
Cost of goods sold                      46.3%           46.9%            45.4%
Gross profit                            53.7%           53.1%            54.6%
Operating expenses:
Selling, general and
    administrative                      10.5%            9.4%            11.6%
Research and development                 7.6%            6.3%             7.5%
Total operating expenses                18.1%           15.7%            19.1%
Operating income                        35.6%           37.4%            35.5%
Other income, net                        5.6%            3.4%             0.7%
Income before income taxes              41.2%           40.8%            36.2%
Provision for income taxes              10.5%           10.2%             8.6%
Net income                              30.7%           30.6%            27.6%
-------------------------------------------------------------------------------



     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in
Item 8.


                                                            Fiscal Years Ended
                                ------------------------------------------------------------------------------------
                                      Dec. 29, 2001               Dec. 30, 2000                Dec. 25, 1999
                                    Consumer      Aviation      Consumer      Aviation       Consumer      Aviation
                                                                  (in thousands)

Net sales                           $263,358      $105,761      $230,183      $115,558       $169,164       $63,422
Cost of goods sold                   130,836        40,124       114,656        47,359         78,088        27,566

Gross profit                         132,522        65,637       115,527        68,199         91,076        35,856
Operating expenses:
Selling, general and                  29,018         9,691        23,756         8,913         20,486         6,577
      administrative
Research and development              18,197         9,967        14,210         7,554         11,431         5,908

Total operating expenses              47,215        19,658        37,966        16,467         31,917        12,485

Operating income                      85,307        45,979        77,561        51,732         59,159        23,371
Other income, net                     17,204         3,545        10,542         1,087          1,290           312

Income before income taxes          $102,511       $49,524       $88,103       $52,819        $60,449       $23,683

------------------------------- ------------- ------------- ------------- ------------- -------------- -------------

Comparison of Fiscal Years Ended December 29, 2001 and December 30, 2000

Net Sales

     Net sales increased $23.4 million, or 6.8%, to $369.1 million for fiscal year ended December 29, 2001, from $345.7 million for fiscal year ended December 30, 2000. The increase during fiscal 2001 was primarily due to the introduction of 25 new products and overall demand for our consumer products. Sales from our consumer products accounted for 71.3% of net revenues for fiscal 2001 compared to 66.6% during fiscal 2000. Sales from our aviation products accounted for 28.7% of net revenues for fiscal 2001 compared to 33.4% during fiscal 2000. Total consumer and aviation units increased 8.8% to 1,331,000 in 2001 from 1,223,000 in 2000. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

     Net sales for the consumer segment increased $33.2 million, or 14.4%, to $263.4 million for fiscal 2001 from $230.2 million for fiscal 2000. The increase was primarily due to the introduction of 22 new consumer products and overall demand for our consumer products as total units were up 9.7%. It is management's opinion that the continued demand for the Company's consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

     Net sales for the aviation segment decreased $9.8 million, or 8.5%, to $105.8 million for fiscal 2001 from $115.6 million for fiscal 2000. The decrease for fiscal 2001 was primarily due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. In addition to the shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the Federal Aviation Administration (FAA) on those flights that fly utilizing Visual Flight Rules (VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the country) airspace areas. The Aircraft Owners and Pilots Association
(AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR). These restrictions impacted our revenues since many general aviation aircraft were grounded and were unable to fly to aviation dealers to buy our products. As a result of the factors indicated above, total aviation units sold during fiscal 2001 declined 9.3% when compared to fiscal 2000.

     As of February 20, 2002, there continue to be temporary flight restrictions on several general aviation airports across the nation as a result of the September 11 terrorist attacks. As stated above, the Company's aviation segment represents approximately one-third of total revenues. Should the FAA continue to impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

     Gross profit increased $14.5 million, or 7.9%, to $198.2 million for fiscal year 2001 from $183.7 million in fiscal year 2000. The increase is primarily attributed to the introduction of 25 new products and overall demand for our consumer products. Gross profit as a percentage of net revenues improved to 53.7% in 2001 from 53.1% in 2000. The improvement in gross margin was primarily due to the introduction of new higher margin products, improved manufacturing efficiencies on many of the new products introduced throughout the year, and a reduction of material costs.

     Gross profit for the consumer segment increased $17.0 million, or 14.7%, to $132.5 million for fiscal 2001 from $115.5 million in fiscal 2000. The increase is primarily attributed to the introduction of 22 new consumer products and overall demand for our consumer products. Gross profit as a percentage of net revenues remained relatively flat at 50.3% for 2001 when compared to 50.2% for 2000.

     Gross profit for the aviation segment decreased $2.6 million, or 3.8%, to $65.6 million for fiscal 2001 from $68.2 million for fiscal 2000. The decline in gross profit is primarily due to the decrease in revenues associated with declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. Gross profit as a percentage of net revenues improved to 62.1% in 2001 from 59.0% in 2000. This improvement as a percentage of net revenues is primarily attributed to product mix as we experienced a 13.9% increase in higher margin panel mount unit sales during 2001 when compared to 2000.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $6.0 million, or 18.5%, to $38.7 million (10.5% of net revenues) for fiscal 2001 from $32.7 million (9.4% of net revenues) for fiscal 2000. Selling, general and administrative expenses increased $5.3 million, or 22.2%, in the consumer segment and increased $0.8 million, or 8.7% in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of 32 employees), increased advertising costs (up 27.6%) associated with new product releases, increased costs associated with being a public company, and increases in insurance premiums. Overall, selling, general and administrative expenses increased at a higher rate than revenues due to the need to ramp-up for the release of new products. Management expects its selling, general and administrative expenses to increase approximately 15% to 20% during fiscal 2002 on an absolute dollar basis due to the anticipated introduction of new products for 2002.

Research and Development Expenses

     Research and development expenses increased $6.4 million, or 29.4%, to $28.2 million (7.6% of net revenues) for fiscal year 2001 from $21.8 million (6.3% of net revenues) for fiscal year 2000. Research and development expenses increased $4.0 million, or 28.1%, in the consumer segment and increased $2.4 million, or 31.9%, in the aviation segment. The increase in expense was primarily attributable to the development and introduction of 25 new products, and the addition of 50 new engineers to our staff during fiscal 2001. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 25% to 30% during fiscal 2002 on an absolute dollar basis due to the anticipated introduction of new products for fiscal 2002. Management expects to continue to invest in the research and development of new products and technology in order to maintain the Company's competitive advantage in the markets in which it competes.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for fiscal year 2001 amounted to $20.7 million compared to other income of $11.6 million for fiscal year 2000. Interest income for fiscal 2001 amounted to $11.2 million compared to $6.9 million for fiscal 2000, the increase being attributable to the growth of the Company's cash and cash equivalents from profitable operations during the period on which interest income is earned. Interest expense decreased to $2.2 million for fiscal 2001 from $2.3 million for fiscal 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $11.6 million for fiscal 2001 compared to a gain of $7.0 million for fiscal 2000. The $11.6 million gain was due to the significantly increased strength of the U.S. Dollar compared to the Taiwan Dollar during 2001, when the exchange rate increased to 35.17 TD/USD at December 29, 2001 from 33.01 TD/USD at December 30, 2000. The $7.0 million gain during 2000 was due to the significantly increased strength of the U.S. Dollar compared to the Taiwan Dollar during 2000, when the exchange rate increased to 33.01 TD/USD at December 30, 2000 from 31.30 TD/USD at December 25, 1999.

Income Tax Provision

     Income tax expense increased by $3.3 million, to $38.6 million, for fiscal year 2001 from $35.3 million for fiscal year 2000 due to our higher taxable income. The effective tax rate was 25.4% for fiscal 2001 versus 25.0% for fiscal 2000. The increase is attributable to the source of taxable income between each of our subsidiaries changing slightly during 2001. Management believes that the effective tax rate for fiscal 2002 will be comparable to fiscal 2001.

Net Income

     As a result of the above, net income increased 7.4% to $113.4 million for fiscal year 2001 compared to $105.7 million for fiscal year 2000.

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

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) for fiscal 2000 amounted to $11.6 million compared to $1.6 million in fiscal 1999. Interest income during fiscal 2000 amounted to $6.9 million compared to $4.3 million in fiscal 1999, the increase being attributable to the growth of Garmin's cash and cash equivalents during the year on which interest income is earned. Interest expense increased to $2.3 million in fiscal 2000 from $0.6 million in fiscal 1999, due primarily to the additional long-term debt required to finance the 1999 purchase of our new Taiwan facility and further expand our Olathe, Kansas facility in 2000. We recognized a foreign currency exchange gain of $7.0 million during fiscal 2000 compared to a $1.5 million loss in fiscal 1999 due to the significant strengthening of the U.S. Dollar compared to the Taiwan Dollar during fiscal year 2000, when the exchange rate increased from
31.30 TD/USD at December 25, 1999 to 33.01 TD/USD at December 30, 2000.

Income Tax Provision

     Income tax expense increased by $15.3 million, to $35.3 million, in fiscal 2000 from $20.0 million in fiscal 1999, due to our higher taxable income. The effective tax rate was 25.0% in fiscal 2000 versus 23.7% in fiscal 1999. The increase is partly attributable to a surtax on undistributed earnings in Taiwan that Garmin will pay in 2001. The tax cost of distributing earnings from Garmin Corporation, Garmin's Taiwan subsidiary, to the Company significantly exceeds the amount of the surtax. Prior to Garmin's reorganization, completed in September 2000 in contemplation of its IPO, distributions made to Garmin Corporation shareholders resulted in minimal tax cost to Garmin.

Net Income

     As a result of the above, net income in fiscal 2000 was $105.7 million compared to $64.2 million in fiscal 1999.

Liquidity and Capital Resources

     Net cash generated by operations was $130.0 million, $83.5 million, and $48.5 million for fiscal years 2001, 2000 and 1999, respectively. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally high enough to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We do not anticipate that our inventory management techniques will have a negative impact on our financial results in the future. We were able to reduce inventory levels during fiscal year 2001 by $28.7 million when compared to fiscal year end 2000, without impairing our ability to meet customer demand, by effectively managing the introduction of 25 new products during the year.

     During fiscal 2001, our capital expenditures totaled $14.9 million, which was $9.9 million less than during 2000. In fiscal 2000 and 1999, our capital expenditures totaled approximately $24.8 million and $32.2 million, respectively. The expenditures in fiscal 2001 were incurred primarily for the completed expansion of our Olathe, Kansas facility ($3.2 million), the construction of our new flight test and certification facility ($1.6 million) located at the New Century Airport in Olathe, Kansas, and for general corporate purposes. The expenditures in fiscal 2000 and 1999 were incurred primarily to increase our manufacturing capacity both in the United States and in Taiwan. We financed these capital expenditures through net operating cash flow and debt from outside financial institutions.

     The fiscal 2000 capital expenditures were primarily for our Olathe, Kansas building and land expansion project that was approximately 80% complete as of December 30, 2000. The 1999 capital expenditures were primarily for the purchase of building and land for our Taiwan factory. We expect our needs for capital in 2002 to be less than those incurred during 2001 since the recent expansions are complete. We expect our future capital requirements to consist primarily of purchases of production machinery and equipment to expand capacity. A portion will also be used for conversion of available space in our Olathe, Kansas building for assembly use and expansion of our testing operations using our facility in Shijr, Taiwan. We may use a portion of the net proceeds from our December 2000 IPO to acquire targeted strategic businesses.

     In addition to capital expenditures, cash flow used in investing activities principally relates to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $15.7 million related to the purchase of licenses and our acquisition of Sequoia Instruments, Inc. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average return on its investments during fiscal year 2001 was approximately 4.0%.

     Cash flow used in financing activities during 2001 relates primarily to the reduction of our Taiwan debt and stock repurchase program. The Company retired approximately $14.2 million of its long-term debt during fiscal 2001. Additionally, the Company repurchased 595,200 shares of its common stock under its stock repurchase program that was approved by the Board of Directors on September 24, 2001. The cash flow source from financing activities during 2000 was due primarily to the issuance of debt and IPO proceeds less dividend distributions.

     We currently use cash flow from operations to fund our capital expenditures, to repay debt and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayment of indebtedness and working capital requirements.

     Cash dividends paid to stockholders were $0.0, $29.0 million, and $7.5 million during fiscal years 2001, 2000 and 1999, respectively. Included in cash dividends for fiscal 2000 was a special one-time dividend of $17.4 million that was paid in order to provide funds to shareholders to pay withholding taxes and stock transfer taxes related to the reorganization of Garmin Corporation. We do not anticipate paying additional dividends in the foreseeable future.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2002.


Contractual Obligations and Commercial Commitments

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance for the expansion of its Olathe, Kansas facility. At December 29, 2001, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (2.10% at December 29, 2001), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with semiannual payments of $0.7 million beginning April 2002.

     On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year Tax-Exempt Industrial Revenue Bond issuance for the construction of its new corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. At

December 29, 2001 and December 30, 2000, outstanding principal under the Bonds totaled $9.3 million. Interest on the Bonds is payable monthly at a variable interest rate (1.75% and 5.15% at December 29, 2001 and December 30, 2000, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025.

     The Bonds are secured by an irrevocable letter of credit totaling $9.7 million, with facility fees of 0.75% annually, through September 30, 2004, renewable on an annual basis thereafter. The bank has the option of requiring Garmin International, Inc. to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through December 29, 2001. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds and is guaranteed by Garmin Corporation.

     Our reimbursement agreements contain restrictive covenants, which include, among other things, financial covenants requiring minimum cash flow leverage, maximum capitalization, minimum tangible net worth, and other affirmative and negative covenants. We do not expect these limitations to have a material effect on our business or results of operations. We are in compliance with all covenants contained in the reimbursement agreements.

     During 1999, Garmin Corporation borrowed $18.0 million to finance the purchase of land and a new manufacturing facility in Shijr, Taiwan. The outstanding balance of $2.8 million at December 29, 2001, was paid in full in January 2002.

     We utilize interest rate swap agreements to manage interest rate exposure. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates. We, as a matter of policy, do not speculate in financial markets and therefore do not hold these contracts for trading purposes. We utilize what are considered simple instruments, such as non-leveraged interest rate swaps, to accomplish our objectives.

     The company has the option at any time during the year to retire a portion or all of its long-term debt.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of,' providing one accounting model for the review of asset impairment. Statement No. 144 retains much of the recognition and measurement provisions of Statement No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS Statement No. 121, but these costs will continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

     Statement 144 will also supercede the section of the Accounting Principles Board (APB) Opinion No. 30, which prescribes reporting for the effects of a disposal of a segment of a business. This statement retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity. This statement is not expected to have a material impact on our financial statements.

     In July 2001, the FASB issued Statement No. 143, 'Accounting for Asset Retirement Obligations.' The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. This statement is effective for fiscal years beginning after June 15, 2002, and is not expected to have a material impact on our financial statements.

     In June 2001, the (FASB) issued Statement No. 141, 'Business Combinations,' and Statement No. 142, 'Goodwill and Other Intangible Assets.' Statement No. 141 supercedes APB Opinion No. 16, 'Business Combinations,' and FASB Statement No. 28, 'Accounting for Pre-acquisition Contingencies of Purchased Enterprises.' This statement requires accounting for all business combinations using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. Statement No. 142 supercedes APB Opinion No. 17, 'Intangible Assets' and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles will be subject to periodic impairment testing and will be adjusted to fair value. This statement is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material impact on our business.

     In June 1998 and June 1999, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137,
Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for our fiscal year ending December 29, 2001. The adoption of SFAS No. 133 has not had a material impact on our financial condition or results of operations.

Company-Specific Trends and Risks

You should carefully consider the risks described below regarding an investment in our common shares. The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

Our Global Positioning System products depend upon satellites maintained by the United States Department of Defense. If a significant number of these satellites become inoperable, unavailable or are not replaced or if the policies of the United States government for the use of the Global Positioning System without charge are changed or if there is interference with Global Positioning System signals, our business will suffer.

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

     European governments have expressed interest in building an independent satellite navigation system known as Galileo. Depending on the as yet undetermined design and operation of this system, it is possible that it could cause interference with Global Positioning System signals.

     Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

A shut down of U.S. airspace would harm our business.

     On September 11, 2001, terrorists hijacked and crashed four passenger aircraft operated by commercial air carriers, resulting in major loss of life and property. Following the terorist attacks, the Federal Aviation Administration ('FAA') ordered all aircraft operating in the U.S. to be grounded for several days. In addition to this shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the FAA on those flights that fly utilizing Visual Flight Rules
(VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the USA) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR). These restrictions impacted our revenues in the aviation segment since many general aviation aircraft were grounded and this caused potential customers to forgo or defer purchasing our aviation products.

     The shut down of U.S. airspace following the September 11, 2001 also caused delays in the shipment of our products manufactured in our Taiwan manufacturing facility to our distribution facility in Olathe, Kansas, thereby adversely affecting our ability to supply new and existing products to our dealers and distributors.

     Any future shut down of U.S. airspace or imposition of restrictions on general aviation could have a material adverse effect on our business and financial results.

Any reallocation of radio frequency spectrum could cause interference with the reception of Global Positioning System signals. This interference could harm our business.

     Our Global Positioning System technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ('ITU'). The Federal Communications Commission ('FCC') is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.

Ultra-Wideband radio devices could cause interference with the reception of Global Positioning System signals if the FCC were to change its rules. This interference could harm our business.

     On February 14, 2002, the FCC adopted a First Report and Order that permits certain Ultra-Wideband ('UWB') radio devices to operate on an unlicensed basis in frequency bands above or below the frequency band used by the Global Positioning System. The FCC has stated that it plans to review the rules of operation for UWB devices again within a six to twelve month period following the date of adoption of its First Report and Order. If the FCC were to issue a further rule authorizing operation of UWB devices in the frequency band used by the Global Positioning System, such devices might cause interference with the reception of Global Positioning System signals. Such interference could reduce demand for Global Positioning System products in the future. Any resulting change in market demand for Global Positioning System products could have a material adverse effect on our financial results.

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

     Historically, we have experienced steady increases in demand for our products (although we did experience a decline in demand for our aviation products in 2001 due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11,
2001) and we have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

         - If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

         - Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins.

         - If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.


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

     We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components come from our sole source suppliers. International Business Machines Corporation, RF Micro Devices, Inc. NEC Electronics, Inc. and

Texas Instruments Taiwan Ltd. are each the sole source supplier to us of certain application-specific integrated circuits incorporating our proprietary designs which they manufacture for us. Intel Corporation is the sole source supplier of certain microprocessors used in some of our products. Analog Devices, Inc. is the sole source supplier of a microprocessor used in our NavTalk GSM product. Alternative sources may not be currently available for these sole source components.

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

     Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain our market position may be difficult. For example, in recent years there has been a nationwide shortage of qualified electrical engineers and software engineers who are necessary for us to design and develop new products and therefore, it has been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

Our sales and gross margins for our products may fluctuate or erode.

     Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our customers' products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected. As we introduce new product lines that serve cellular handset, personal digital assistant, Family Radio Service and original equipment manufacturer automotive and sensor board applications, we may experience a decline in our overall gross margins from sales of these potentially high volume but low margin product lines.

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

     Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of certain of our consumer products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the recreational marine and fishing season. Sales of certain of our consumer products also tend to be higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

Because our reporting currency is in U.S. Dollars and the functional currency of one of our primary operating subsidiaries is in Taiwan Dollars, exchange rate fluctuations impact the financial statements of this operating subsidiary and our consolidated financial statements.

     Foreign exchange effects on our financial statements can be material because our reporting currency is in U.S. Dollars while the functional currency of Garmin Corporation, one of our operating subsidiaries, is in Taiwan Dollars. We are exposed to foreign exchange risks related to recurring foreign currency payments, principally in U.S. Dollars. In addition, fluctuations in exchange rates between the U.S. Dollar and the Taiwan Dollar, may have an adverse impact on the financial statements of Garmin Corporation, and, as a consequence, upon consolidation have an indirect adverse effect on our consolidated financial statements.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

     The markets for our products are highly competitive and we expect competition to increase in the future. We plan to enter the cellular handset market and will be competing against Telefon AB LM Ericsson, Motorola, Inc. and Nokia Oy with certain products. These competitors, as well as some of our existing competitors or potential competitors, such as Honeywell International, Inc. and UPS Aviation Technologies, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

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

     We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, Federal Aviation Administration ('FAA') certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent that it is required, certification is an expensive and time consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, therefore, our operating results. In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

Our business is subject to economic, political and other risks associated with international sales and operations.

     Our business is subject to risks associated with doing business internationally. We estimate that approximately 25.3% of our net sales in the fiscal year ended December 29, 2001 represented products shipped to international destinations. Accordingly, our future results could be harmed by a variety of international factors, including:

         - changes in foreign currency exchange rates;

         - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

         - trade protection measures and import or export licensing requirements;

         - potentially negative consequences from changes in tax laws;

         - difficulty in managing widespread sales and manufacturing operations; and

         - less effective protection of intellectual property.


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

     Our corporate affairs are governed by our Memorandum and Articles of Association and by the Companies Law (2001 Second Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

     We do not believe that we (or any of our non-United States subsidiaries) are currently a 'foreign personal holding company' or 'passive foreign investment company' for United States federal income tax purposes. We would constitute a foreign personal holding company in any taxable year if (1) 60% (or 50% in any year following the year in which we first became a foreign personal holding company) or more of our gross income were foreign personal holding company income (which is generally income of a passive nature such as dividends, interest and royalties) (the 'income test') and (2) more than 50% of the voting power or value of our equity were owned, directly or indirectly, by five or fewer U.S. holders that are individuals (the 'shareholder test'). If we (or any of our non-United States subsidiaries) are classified as a foreign personal holding company in any taxable year, then each shareholder that is a United States person would be required to pay tax on its pro rata share of the undistributed foreign personal holding income of such foreign personal holding company. We currently satisfy the shareholder test for qualifying as a foreign personal holding company but intend to manage our affairs so as to attempt to avoid satisfaction of the income test for qualifying as a foreign personal holding company, or minimize the impact to our shareholders if we satisfy the income test, to the extent this management of our affairs would be consistent with our business goals, although we cannot assure you in this regard.

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

The markets for high technology stocks have experienced extreme volatility and our share price may be subject to significant fluctuations and volatility.

     The markets for high technology stocks have experienced extreme volatility that has often been unrelated to the operating performance of the particular companies. These broad market fluctuations may adversely affect the trading price of our common shares.

Our officers and directors exert substantial influence over us.

     Members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 51.8% of our outstanding common shares. Accordingly, these shareholders may be able to elect all members of our Board of Directors and determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

     Our Board of Directors has the authority to issue up to 1,000,000 preferred shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. This could have an adverse impact on the market price of our common shares. We have no present plans to issue any preferred shares, but we may do so. The rights of the holders of common shares may be subject to, and adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. In addition, we have adopted a classified board of directors. Our shareholders are unable to remove any director or the entire board of directors without a super majority vote. In addition, a super majority vote is required to approve transactions with interested shareholders. Shareholders do not have the right to call a shareholders meeting. We have adopted a shareholders' rights plan which under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our Board of Directors. This shareholders' rights plan and the provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders.

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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the Taiwan Dollar has proven to be relatively stable. However, within the last two years we have experienced significant foreign currency gains due to the strengthening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 6.5% during 2001 and resulted in a foreign currency gain of $11.6 million. If the exchange rate decreased by a similar percentage, a comparable foreign currency loss would be recognized.

         Interest Rate Risk

     As of December 29, 2001, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million) and another on February 6, 2001 ($5.0 million), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $1.5 million is the amount we would be required to pay to terminate the swap agreements at December 29, 2001. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $1.4 million (positive 10% change) or $1.6 million (negative 10% change), respectively.

     The Company's average outstanding debt during fiscal year 2001 was approximately $39.3 million. The average interest rate on debt during fiscal 2001 was 5.5%. A 10% positive or negative change in the average interest rate during fiscal 2001 would have resulted in interest expense of $2.4 million (positive 10% change) or $1.9 million (negative 10% change), respectively. This compares to the actual interest expense of $2.2 million during fiscal 2001.




Item 8.  Financial Statements and Supplementary Data


                          Garmin Ltd. and Subsidiaries


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                    Contents

Report of Independent Auditors...............................................37

Consolidated Balance Sheets at December 29, 2001 and December 30, 2000.......38
Consolidated Statements of Income for the Years Ended December 29, 2001,
   December 30, 2000, and December 25, 1999..................................39
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 29, 2001, December 30, 2000, and December 25, 1999...............40
Consolidated Statements of Cash Flows for the Years Ended December 29, 2001,
   December 30, 2000, and December 25, 1999..................................41
Notes to Consolidated Financial Statements...................................43

                         Report of Independent Auditors

The Board of Directors and Stockholders
Garmin Ltd.


     We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries (the Company) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Kansas City, Missouri
February 1, 2002



                          Garmin Ltd. and Subsidiaries

                           Consolidated Balance Sheets
                    (In Thousands, Except Share Information)

                                                                         December 29,      December 30,
                                                                             2001              2000
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $192,842         $251,731
   Marketable securities (Note 3)                                              40,835                -
   Accounts receivable, less allowance for doubtful accounts of
     $2,627 in 2001 and $1,866 in 2000                                         47,998           32,719
   Inventories                                                                 61,132           89,855
   Deferred income taxes (Note 8)                                               7,007           12,293
   Prepaid expenses and other current assets                                    2,921            1,423
                                                                       ------------------------------------
Total current assets                                                          352,735          388,021

Property and equipment (Note 5):
   Land and improvements                                                       20,414           21,135
   Building and improvements                                                   32,864           29,493
   Office furniture and equipment                                              11,365            9,151
   Manufacturing equipment                                                     17,282           16,543
   Engineering equipment                                                       11,671            8,237
   Vehicles                                                                     1,671              245
                                                                       ------------------------------------
                                                                               95,267           84,804
   Accumulated depreciation                                                    25,181           20,100
                                                                       ------------------------------------
                                                                               70,086           64,704

Restricted cash (Note 5)                                                        1,600            5,848
Marketable securities (Note 3)                                                 90,749                -
Intangible assets                                                              16,985            4,774
                                                                       ------------------------------------
Total assets                                                                 $532,155         $463,347
                                                                       ====================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                         $  18,837        $  22,496
   Salaries and benefits payable                                                3,308            3,441
   Accrued warranty costs                                                       4,777            5,228
   Accrued sales program costs                                                  2,518            3,403
   Other accrued expenses (Note 9)                                              2,967            1,091
   Income taxes payable                                                        12,444           13,725
   Current portion of long-term debt (Note 5)                                   4,177              587
                                                                       ------------------------------------
Total current liabilities                                                      49,028           49,971

Long-term debt (Note 5)                                                        28,011           46,359
Deferred income taxes (Note 8)                                                  1,147            1,686
Other liabilities                                                                   -               92

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued                                                                    -                -
   Common stock, $0.01 par value 500,000,000 shares authorized
     (Notes 12 and 13):
       Shares issued and outstanding - 107,774,918 in 2001 and
         108,242,111 in 2000                                                    1,078            1,082
   Additional paid-in capital                                                 127,131          133,925
   Retained earnings (Notes 5 and 6)                                          365,087          253,140
   Accumulated other comprehensive loss                                       (39,327)         (22,908)
                                                                       ------------------------------------
Total stockholders' equity                                                    453,969          365,239
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                   $532,155         $463,347
                                                                       ====================================
See accompanying notes.


                                                     Garmin Ltd. and Subsidiaries

                                                   Consolidated Statements of Income
                                        (In Thousands, Except Share and Per Share Information)

                                                                           Year Ended
                                                      -----------------------------------------------------
                                                      December 29,     December 30,      December 25,
                                                             2001             2000               1999
                                                      -----------------------------------------------------

Net sales                                                   $369,119        $345,741          $232,586
Cost of goods sold                                           170,960         162,015           105,654
                                                      -----------------------------------------------------
Gross profit                                                 198,159         183,726           126,932

Selling, general, and administrative expenses                 38,709          32,669            27,063
Research and development expense                              28,164          21,764            17,339
                                                      -----------------------------------------------------
                                                              66,873          54,433            44,402
                                                      -----------------------------------------------------
Operating income                                             131,286         129,293            82,530

Other income (expense):
   Interest income                                            11,164           6,925             4,327
   Interest expense                                           (2,174)         (2,287)             (577)
   Foreign currency                                           11,573           6,962            (1,469)
   Other                                                         186              29              (679)
                                                      -----------------------------------------------------
                                                              20,749          11,629             1,602
                                                      -----------------------------------------------------
Income before income taxes                                   152,035         140,922            84,132

Income tax provision (benefit):
   Current                                                    33,781          39,723            19,130
   Deferred                                                    4,806          (4,464)              835
                                                      -----------------------------------------------------
                                                              38,587          35,259            19,965
                                                      -----------------------------------------------------
Net income                                                  $113,448        $105,663         $  64,167
                                                      =====================================================

Basic and diluted net income per share (Note 14)         $     1.05      $     1.05         $    0.64
                                                      =====================================================

See accompanying notes.


                                            Consolidated Statements of Stockholders' Equity
                                             (In Thousands, Except Per Share Information)

                                                                                Accumulated
                                                       Additional                  Other
                                     Common Stock       Paid-In     Retained   Comprehensive
                                   Shares    Dollars    Capital     Earnings        Loss         Total
                                 ------------------------------------------------------------------------

Balance at December 26, 1998        55,555   $   555    $  17,585    $132,247      $(14,447)     $135,940
   Net income                            -         -            -      64,167             -        64,167
   Translation adjustment                -         -            -           -         2,022         2,022
                                                                                                 --------
     Comprehensive income                                                                          66,189
   Cash dividend ($0.13 per
     share)                              -         -            -      (7,530)            -        (7,530)
   80% stock dividend               44,445       445       12,008     (12,453)            -             -
                                 -------------------------------------------------------------------------
Balance at December 25, 1999       100,000     1,000       29,593     176,431       (12,425)      194,599
   Net income                            -         -            -     105,663             -       105,663
   Translation adjustment                -         -            -           -       (10,483)      (10,483)
                                                                                                 --------
     Comprehensive income                                                                          95,180
   Cash dividend ($0.29 per
     share)                              -         -            -     (28,954)            -       (28,954)
   Issuance of common stock in
     initial public offering,
     net of offering costs           8,242        82      104,332           -             -       104,414
                                 ------------------------------------------------------------------------
Balance at December 30, 2000       108,242     1,082      133,925     253,140       (22,908)      365,239
   Net income                            -         -            -     113,448             -       113,448
   Translation adjustment                -         -            -           -       (15,519)      (15,519)
   Adjustment related to
     effective portion of cash
     flow hedges, net of
     deferred taxes of $579              -         -            -           -          (900)         (900)
                                                                                                 --------
      Comprehensive income                                                                           97,029
   Issuance of common stock
     from exercise of stock
     options                             5         1           70           -             -            71
   Issuance of common stock
     through stock purchase plan       123         1        1,463           -             -         1,464
   Purchase and retirement of
     common stock                     (595)       (6)      (8,327)     (1,501)            -        (9,834)
                                 -------------------------------------------------------------------------
Balance at December 29, 2001        107,775    $1,078     $127,131    $365,087     $(39,327)      $453,969
                                 =========================================================================

See accompanying notes.


                                          Garmin Ltd. and Subsidiaries

                                      Consolidated Statements of Cash Flows
                                                 (In Thousands)

                                                                           Year Ended
                                                      -----------------------------------------------------
                                                         December 29,     December 30,     December 25,
                                                                 2001             2000             1999
                                                      -----------------------------------------------------
Operating activities
Net income                                                   $113,448         $105,663         $64,167
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               7,341            7,104           5,554
     Amortization                                               3,527              465              18
     Loss on disposal of property and equipment                    23            1,605             136
     Provision for doubtful accounts                            1,137              911             825
     Provision for obsolete and slow-moving
       inventories                                              4,000            5,915           1,202
     Foreign currency translation                              (5,593)          (4,831)          4,128
     Deferred income taxes                                      4,806           (4,464)            835
     Net sale of trading securities                                -                 -           2,173
     Changes in operating assets and liabilities:
       Accounts receivable                                    (17,894)          (3,250)        (14,657)
       Inventories                                             22,958          (48,024)        (14,119)
       Prepaid expenses and other current assets                 (447)            (373)           (508)
       Accounts payable                                        (2,657)           7,961           5,888
       Accrued expenses                                        (1,016)             999           1,278
       Income taxes payable                                       358           13,812          (8,450)
                                                      -----------------------------------------------------
Net cash provided by operating activities                     129,991           83,493          48,470

Purchases of property and equipment                           (14,883)         (24,821)        (32,195)
Proceeds from sale of property and equipment                      239            5,919              69
Purchases of marketable securities                         (1,684,985)               -               -
Sales of marketable securities                              1,553,401                -               -
Purchase of assets of Sequoia Instruments, Inc.                (3,625)               -               -
Purchases of licenses                                         (12,028)          (4,251)              -
Change in restricted cash                                       4,239           (5,856)              -
Other                                                            (748)              95            (176)
                                                      -----------------------------------------------------
Net cash used in investing activities                        (158,390)         (28,914)        (32,302)

Financing activities
Dividends                                                           -          (28,954)          (7,530)
Proceeds from issuance of common stock, net of
   offering costs                                                   -          104,414                -
Proceeds from issuance of common stock through stock
   purchase plan                                                1,464                -                -
Proceeds from issuance of common stock from exercise
   of stock options                                                71                -                -
Proceeds from issuance of notes payable and long-term
   debt                                                             -                -           18,040
Proceeds from issuance of Industrial Revenue Bonds                  -           20,000                -
Principal payments on long-term debt                          (14,189)               -                -
Principal payments on notes payable                                 -               (5)            (357)
Purchases of common stock                                      (9,834)               -                -
                                                      -----------------------------------------------------
Net cash (used in) provided by financing activities           (22,488)          95,455           10,153

Effect of exchange rate changes on cash                        (8,002)          (2,382)          (2,602)
                                                      -----------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (58,889)         147,652           23,719
Cash and cash equivalents at beginning of year                251,731          104,079           80,360
                                                      -----------------------------------------------------
Cash and cash equivalents at end of year                     $192,842         $251,731         $104,079
                                                      =====================================================

                                             GARMIN LTD.SUBSIDIARIES
                               Consolidated Statements of Cash Flows (continued)
                                                 (In Thousands)

                                                                           Year Ended
                                                      -----------------------------------------------------
                                                         December 29,     December 30,     December 25,
                                                                 2001             2000             1999
                                                      -----------------------------------------------------
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes               $     38,844        $  28,788       $   28,733
                                                      =====================================================

Cash received during the year from income tax refunds    $           -       $      12       $    1,517
                                                      =====================================================

Cash paid during the year for interest, net of $405
   of capitalized interest in 2000                       $       2,011       $   2,223       $     558
                                                      =====================================================

Supplemental disclosures of noncash investing and
   financing activities
Liability recognized in accrued expenses related to
   cash flow hedges and charge to accumulated other
   comprehensive loss                                    $      1,479        $       -       $
                                                      =====================================================

Issuance of stock dividends                              $              -    $       -       $    12,453
                                                      =====================================================

See accompanying notes.

                          GARMIN LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Organization


On July 24, 2000, the stockholders of Garmin Corporation (GARMIN) incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholders Agreement to transfer to Garmin Ltd. their investments in 88,988,394 common shares of stock of GARMIN. These shares, which represented approximately 100% of the issued and outstanding common stock of GARMIN as of July 24, 2000, were used by the stockholders to pay for their subscriptions to 100,000,000 common shares of Garmin Ltd. at a par value of $0.01 or an aggregate value of $1,000. As such, the exchange of shares in this reorganization between GARMIN and the newly formed holding company, Garmin Ltd., completed on September 22, 2000, has been accounted for at historical cost similar to that in pooling-of-interests accounting. In addition to the shares of GARMIN owned by Garmin Ltd., one share of GARMIN is held by each of six shareholders pursuant to the requirement of Taiwan law that a company have at least seven shareholders and 4,000 shares owned by two related stockholders who did not convert GARMIN shares to shares of the Company. These 4,006 shares are not reported as or considered to be held by minority interests in the accompanying consolidated financial statements due to immateriality. As a result, GARMIN is considered herein to be a wholly owned subsidiary of Garmin Ltd. As discussed in Note 12, Garmin Ltd. completed an initial public offering of its common stock in December 2000.


Note 2. Summary of Significant Accounting Policies


Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the accompanying consolidated financial statements



                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)

reflect the accounts of Garmin Ltd. and its wholly owned subsidiaries as if the reorganization described in Note 1 was effective for all periods presented. All significant inter-company balances and transactions have been eliminated.


Nature of Business

Garmin Ltd. and subsidiaries (together, the Company) manufacture, market, and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN is primarily responsible for the manufacturing of the Company's consumer and portable aviation products and, to a lesser extent, new product development and sales and marketing of the Company's products in Asia and the Far East. Effective April 2001, the Company now acts as distributor for GARMIN. In April 1990, a 100%-owned subsidiary, Garmin International, Inc. (GII), was incorporated in the United States. GII is primarily responsible for sales and marketing of the Company's products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company's aviation segment. During June 1992, GII formed Garmin (Europe) Limited (GEL), a wholly owned subsidiary in the United Kingdom, to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. As a result, GEL is now a direct subsidiary of Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate. In December 2001, GII formed Garmin USA as a sales organization.


Fiscal Year

The Company has adopted a 52-53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year and there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs. In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week quarter, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2001 and 1999 include 52 weeks while fiscal 2000 was comprised of 53 weeks.

Foreign Currency Translation

GARMIN utilizes the New Taiwan Dollar as its functional currency. Prior to 2001, GEL utilized the British pound sterling as its functional currency. However, as a result of an increase in United States dollar-denominated transactions, GEL changed its functional currency to the United States dollar effective December 31, 2000. The impact of this change was not material. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GARMIN for all periods presented and GEL for fiscal 2000 and 1999 have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders' equity.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)

     Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains (losses) of approximately $11,573, $6,962, and $(1,469) for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively. These gains (losses) are included in other income (expense) in the accompanying consolidated statements of income. The gain in fiscal 2001 is the result of the strengthening of the United States dollar compared to the New Taiwan Dollar in the second and fourth quarters of fiscal 2001 while the gain in fiscal 2000 is principally attributable to the strengthening of the United States dollar compared to the New Taiwan Dollar in the fourth quarter of fiscal 2000.

     Cumulative translation adjustments of $38,427 and $22,908 as of December 29, 2001 and December 30, 2000, respectively, have been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

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

Common Stock

     The amount of retained earnings capitalized in connection with the stock dividends previously issued by the Company has been based on the par value of the underlying GARMIN common stock, which was the United States dollar equivalent of ten New Taiwan Dollars.

Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, operating accounts, money market funds, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GARMIN and the FIFO method by GII and GEL. Inventories consisted of the following:

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)


                                               December 29,        December 30,
                                                    2001                 2000
                                      -----------------------------------------
   Raw materials                                 $26,381              $46,418
   Work-in-process                                 9,582                8,116
   Finished goods                                 34,723               41,825
   Inventory reserv                              (9,554)              (6,504)
                                      -----------------------------------------
                                                 $61,132              $89,855
                                      =========================================

Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

     Buildings and improvements                                      8-55 years
     Office furniture and equipment                                   3-8 years
     Manufacturing and engineering equipment                          3-8 years
     Vehicles                                                           3 years

Long-Lived Assets

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. SFAS No. 121 has not had an impact on the Company's consolidated financial statements.

Intangible Assets

     Intangible assets principally consist of costs incurred with certain licensing agreements totaling approximately $11,400 and $4,700 at December 29, 2001 and December 30, 2000, respectively. Licenses are being amortized over the lives of the related license agreements, which are generally three years. Accumulated amortization is approximately $5,100 and $2,300 at December 29, 2001 and December 30, 2000, respectively.

     Other intangible assets consist of patents as well as goodwill and other intangible assets acquired in the Company's purchase of Sequoia Instruments, Inc. in November 2001. The total purchase price of $3,625 was allocated to goodwill, developed technology, and other intangibles. The purchase includes additional consideration of $1,000 contingent on the completion of certain activities expected to occur in 2002 and thereafter.

     Patents and other intangible assets are being amortized over the useful lives of the related assets, which is generally five to ten years. Accumulated amortization is $391 and $204 at December 29, 2001 and December 30, 2000, respectively.

Investments in Debt Securities

     Management   determines  the  appropriate   classification   of  marketable
     securities at the time of purchase and reevaluates such designation as of each balance sheet date.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)

     Debt securities not classified as held-to-maturity and marketable equity securities not classified as trading are classified as available-for-sale. All of the Company's marketable securities are considered available-for-sale at December 29, 2001. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. During 2001, there were no significant unrealized gains or losses reported in other comprehensive income.

     The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities were not material.

Financial Instruments

     GII has entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. See Note 9.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued at the GARMIN level for the unremitted earnings of GII or GEL totaling approximately $96,948 and $77,544 at December 29, 2001 and December 30, 2000, respectively, because such earnings are intended to be reinvested in these subsidiaries indefinitely.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

Revenue Recognition

     The Company recognizes revenue from product sales when the product is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty programs discussed below.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)

     Shipping and handling costs are included in cost of sales in the accompanying consolidated financial statements.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $14,714, $11,529, and $8,574 for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Research and Development

     Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $28,164, $21,764, and $17,339 for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

Accounting for Stock-Based Compensation

     In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Company common stock at the grant date over the amount the employee must pay for the stock. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, are presented in Note 13.

Derivative Investments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective December 31, 2000, the beginning of fiscal 2001. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. See Note 9.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Summary of Significant Accounting Policies (continued)

Recent Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of December 30, 2001, and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 28, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires accounting for all business combination using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles will be subject to periodic impairment testing and will be adjusted to fair value.

     The Company will adopt SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization and impairment provisions of the statement is not expected to be significant.

Reclassifications

     Certain amounts in the fiscal 1999 and 2000 consolidated financial statements have been reclassified to conform with the fiscal 2001 presentation.

Note 3. Investments


          The following is a summary of the Company's marketable securities classified as available-for-sale-securities at December 29, 2001:

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.  Investments (continued)

                                                                                          Estimated Fair
                                                                    Gross Unrealized         Value (Net
                                                  Amortized Cost      Gains/Losses         Carrying Amount)
                                                -----------------------------------------------------------
   Mortgage-backed securities                        $  31,320            $  -              $  31,320
   Obligations of states and political
     subdivisions                                       55,116               -                 55,116
   U.S. corporate bonds                                 39,575               -                 39,575
   Other                                                 5,573               -                  5,573
                                                -----------------------------------------------------------
   Total                                              $131,584            $  -               $131,584
                                                ===========================================================

     The amortized cost and estimated fair value of debt securities at December 29, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                                      Estimated
                                                    Cost             Fair Value
                                       ----------------------------------------

   Due in one year or less                        $ 40,835             $ 40,835
   Due after one year through five years            11,948               11,948
   Due after five years through ten years            3,126                3,126
   Due after ten years                              75,675               75,675
                                       ----------------------------------------
                                                  $131,584             $131,584
                                       ========================================


Note 4. Line of Credit

     During December 2000, the Company renewed a line of credit agreement with a bank providing for maximum borrowings of $5,000 less indirect borrowings under certain standby letters of credit which totaled approximately $4,000 at December 30, 2000. There were no direct or indirect borrowings outstanding under the line of credit as of December 30, 2000. The line of credit, which bears interest at the bank's prime rate less 1% or LIBOR plus 1.5%, expired June 28, 2001 and was unsecured.

Note 5. Long-Term Debt

     During 1995, GII entered into an agreement with the City of Olathe, Kansas for the construction of a new corporate headquarters (the project) which was financed through issuance of Series 1995 Industrial Revenue Bonds (the Bonds) totaling $9,500. Upon completion of the project in 1996, GII retired bonds totaling $155. At December 29, 2001 and December 30, 2000, outstanding principal under the Bonds totaled $9,345. Interest on the Bonds is payable monthly at a variable interest rate (1.75% and 5.15% at December 29, 2001 and December 30, 2000, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025. See Note 9.

     The Bonds are secured by an irrevocable letter of credit totaling $9,650, with facility fees of 0.75% annually, through September 30, 2004, renewable on an annual basis thereafter. The bank has the option of requiring GII to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through December 29, 2001. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds and is guaranteed by GARMIN.

     In connection with the letter of credit agreement entered into with the bank, GII is required to comply with various covenants, including minimum tangible net worth requirements of both GARMIN and GII and various financial performance ratios.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.  Long-Term Debt (continued)

     During 1999, GARMIN borrowed $18,040 to finance the purchase of land and a new manufacturing facility in Taiwan. The balance was due in 60 equal payments of principal plus interest beginning in November 2001. Through November 2001, interest was payable at a fixed rate of 6.155%. Subsequent to November 2001, interest in adjustable based on the Republic of China's government preferential rate on term deposits plus 0.18%. The Company opted to prepay a significant portion of the outstanding principal during 2001. The outstanding balance of $2,843 at December 29, 2001 was paid in full in January 2002.

     During 2000, GII entered into another agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. The proceeds from the issuance of the 2000 Bonds were placed in an interest-bearing restricted cash account controlled by a trustee appointed by the issuer. Disbursements from the account are restricted to purchases of equipment and construction related to the project and amounted to $5,694 and $14,304 during the years ended December 29, 2001 and December 30, 2000, respectively. Unexpended bond proceeds in this restricted cash account amounted to $2 at December 29, 2001.

     At December 29, 2001, outstanding principal under the 2000 Bonds totaled $20,000. Interest on the 2000 Bonds is payable monthly at a variable interest rate (2.1% at December 29, 2001), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity at April 15, 2020. See Note 9.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20,288 with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with semiannual payments of $667 beginning April 2002.

Principal payments on long-term debt through 2006 and thereafter are:

                   Year                 Amount
                   ---------------------------

                   2002                 $4,177
                   2003                  1,334
                   2004                  1,334
                   2005                  1,334
                   2006                  1,334
                   Thereafter           22,675
                                 -------------
                                       $32,188
                                 =============


Note 6. Leases and Other Commitments

     Rental expense related to office and warehouse space for GEL amounted to $232, $139 and $140 for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively. Future minimum lease payments on the related lease are $236 per year through 2006. In the years 2007 through lease expiration in 2015, total future minimum lease payments are $2,122.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Leases and Other Commitments (continued)

     At December 29, 2001 and December 30, 2000, standby letters of credit amounting to $871 and $869, respectively, were issued by banks on behalf of the Company.

     Approximately $39,000 and $35,000 of Garmin's retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 29, 2001 and December 30, 2000, respectively.

     Substantially all of the assets of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements.

Note 7. Employee Benefit Plans

     GII has an employee savings plan under which its employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 29, 2001, December 30, 2000, and December 25, 1999, expense related to these plans of $1,172, $1,144, and $930, respectively, was charged to operations.

     Additionally,  GII has a defined  contribution money purchase plan (the MPP
     Plan) which covers substantially all employees. GII contributes a specified percentage of each participant's annual compensation up to certain limits as defined in the MPP Plan. During the years ended December 29, 2001, December 30, 2000, and December 25, 1999, GII recorded expense related to the Plan of $1,184, $849, and $721, respectively.

Note 8. Income Taxes

The Company's income tax provision consists of the following:


                                                   Year Ended
                         ------------------------------------------------------
                              December 29,   December 30,   December 25,
                                      2001           2000           1999
                         ------------------------------------------------------
   Federal:
     Current                    $10,208           $14,638         $  8,883
     Deferred                     (338)             (450)            (710)
                         ------------------------------------------------------
                                  9,870            14,188            8,173
   State:
     Current                      2,237             3,479            1,332
     Deferred                      (74)           (2,051)             (85)
                         ------------------------------------------------------
                                  2,163             1,428            1,247
   Foreign:
     Current                     21,336            21,606            8,915
     Deferred                     5,218           (1,963)            1,630
                         ------------------------------------------------------
                                 26,554            19,643           10,545
                         ------------------------------------------------------
   Total                        $38,587           $35,259          $19,965
                         ======================================================

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes (continued)

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                                     Year Ended
                                                 ------------------------------------------------------
                                                    December 29,   December 30,   December 25,
                                                            2001           2000           1999
                                                 ------------------------------------------------------
   Federal income tax expense at
     U.S. statutory rate                                $53,212          $49,323          $29,446
   State income tax expense, net of federal
     tax effect                                           1,406              928              810
   Foreign tax rate differential                       (13,640)          (9,623)          (5,604)
   Taiwan tax incentives and credits                    (3,260)          (5,181)          (3,817)
   Other, net                                               869            (188)            (870)
                                                 ------------------------------------------------------
   Income tax expense                                   $38,587          $35,259          $19,965
                                                 ======================================================

     The Company's income before income taxes attributable to foreign operations was $120,550, $99,171, and $58,467 for the years ended December 29, 2001,
     December 30, 2000, and December 25, 1999, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.03, $0.05, and $0.04 per weighted-average common share outstanding for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2004, at which time these tax benefits expire.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 29, December 30,
                                                          2001         2000
                                                -------------------------------
   Deferred tax assets:
     Product warranty accruals                         $1,833            $1,808
     Allowance for doubtful accounts                      888               705
     Inventory carrying value                           2,241             7,678
     Sales program allowances                           1,696             1,668
     Vacation accrual                                     438               324
     Interest-rate swaps                                  579                 -
     Other                                                 46               452
                                               --------------------------------
                                                        7,721            12,635
   Deferred tax liabilities:
     Unrealized foreign currency gains                    844             1,098
     Depreciation                                       1,017               930
                                               --------------------------------
                                                        1,861             2,028
                                               --------------------------------
   Net deferred tax assets                             $5,860           $10,607
                                               ================================

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Interest Rate Risk Management


     During 1996, GII entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt associated with the Bonds to a fixed rate basis, thus, reducing the impact of interest rate changes on future income. The agreement was renewed in 2001. Pursuant to this 'pay-fixed' swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $5,000 at December 29, 2001 and December 30, 2000. GII's fixed interest rate under the swap agreement is 5.1%. The counterparty's floating rate is based on the nontaxable PSA Municipal Swap Index and amounted to 1.75% and 5.15% at December 29, 2001 and December 30, 2000, respectively. Notional amounts do not quantify risk or represent assets and liabilities of the Company, but are used in the determination of cash settlements under the agreement. The Company is exposed to credit losses from counterparty nonperformance but does not anticipate any losses from its agreement, which is with a major financial institution. The agreement expires June 6, 2004.

     During 2000, GII entered into an additional swap agreement to effectively convert a portion of additional floating rate long-term debt associated with the 2000 Bonds to a fixed rate basis. Pursuant to this pay-fixed swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $10,000 at December 29, 2001 and December 30, 2000. GII's fixed interest rate under the swap agreement is 7.26% compared to the counterparty's floating rate of 2.1% and 6.7% at December 29, 2001 and December 30, 2000, respectively. The counterparty's floating rate is based on the bank's Taxable Low Floater Rate. The agreement expires June 1, 2004.

     The fair value of the interest rate swap agreements is a liability of $1,479 at December 29, 2001. The fair value of the agreement was not significant at December 30, 2000. The liability has been included in other accrued expenses in the consolidated balance sheets. None of the Company's cash flow hedges were deemed ineffective.

     At December 29, 2001, the Company expects to reclassify $621 of loss on the interest rate swaps from accumulated other comprehensive loss to earnings during the next 12 months related to the payment of variable interest on floating rate debt, assuming market interest rates remain consistent with rates at that date.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Fair Value of Financial Instruments

     In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company's financial instruments are as follows:

                                             December 29, 2001                  December 30, 2000
                                     -----------------------------------------------------------------
                                        Carrying            Fair           Carrying            Fair
                                         Amount            Value            Amount            Value
                                     -----------------------------------------------------------------
   Cash and cash equivalents              $192,842         $192,842          $251,731         $251,731
   Restricted cash                           1,600            1,600             5,848            5,848
   Marketable securities                   131,584          131,584                 -                -
   Interest rate swap agreements
     (liability)                             1,479            1,479                 -                -
   Long-term debt:
     Term loan                               2,843            2,843            17,601           17,481
     Series 1995 Bonds                       9,345            9,345             9,345            9,345
     Series 2000 Bonds                      20,000           20,000            20,000           20,000

     The carrying value of cash and cash equivalents, restricted cash, marketable securities, and interest rate swap agreements approximates their fair value. The fair values of the Company's long-term floating-rate debt have been estimated using discounted cash flow analyses, based on an estimate of the interest rate the Company would have to pay on the issuance of debt with a similar maturity and terms. The fair values of long-term debt as reported are not necessarily the amounts the Company would currently have to pay to extinguish any of this debt.

Note 11. Segment Information

     The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation markets. Both of the Company's reportable segments offer products through the Company's network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company's consumer segment includes portable global positioning system
     (GPS) receivers and accessories for marine, recreation, land, and automotive use sold primarily to retail outlets. The Company's aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

     The Company's Co-Chief Executive Officers have been identified as the Chief Operating Decision Makers (CODM). The CODM evaluates performance and allocates resources based on income before income taxes of each segment. Income before income taxes represents net sales less operating expenses including certain allocated general and administrative costs, interest income and expense, foreign currency adjustments, and other nonoperating corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Segment Information (continued)

     The identifiable assets associated with each reportable segment reviewed by CODM include accounts receivable and inventories. The Company does not report property and equipment, depreciation and amortization, or capital expenditures by segment to the CODM.

     Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company's reportable segments are presented below:

                                             Year Ended December 29, 2001
                                       ----------------------------------------
                                         Consumer      Aviation           Total
                                       ----------------------------------------

   Sales to external customers          $263,358       $105,761        $369,119
   Allocated interest income               7,960          3,204          11,164
   Allocated interest expense              1,550            624           2,174
   Income before income taxes            102,511         49,524         152,035
   Assets:
     Accounts receivable                  34,222         13,776          47,998
     Inventory                            43,587         17,545          61,132

                                             Year Ended December 30, 2000
                                      -----------------------------------------
                                         Consumer      Aviation           Total
                                      -----------------------------------------

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

                                              Year Ended December 25, 1999
                                      -----------------------------------------
                                         Consumer      Aviation           Total
                                      -----------------------------------------

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

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Segment Information (continued)


     Net sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the years ended December 29, 2001, December 30, 2000, and December 25, 1999:


                                      North America         Asia            Europe            Total
                                    --------------------------------------------------------------------
   December 29, 2001
   Sales to external customers            $275,630          $15,039           $78,450         $369,119
   Long-lived assets                        40,183           29,321               582           70,086

   December 30, 2000
   Sales to external customers            $256,782          $16,569           $72,390         $345,741
   Long-lived assets                        32,737           31,453               514           64,704

   December 25, 1999
   Sales to external customers            $172,742          $11,146           $48,698         $232,586
   Long-lived assets                        17,433           38,228               190           55,851


     No single customer accounted for 10% or more of the Company's consolidated net sales in any period.


Note 12. Initial Public Offering

     On December 8, 2000, the Company completed an underwritten initial public offering of 12,075,000 (including shares sold pursuant to the underwriters' over-allotment option) shares of its common stock, 8,242,111 shares of which were offered by the Company (the Offering) at an offering price of $14.00 per share. Prior to but in connection with the offering, the Board of Directors approved a 1.12379256-for-1 stock split of the Company's common shares, effected through a stock dividend on November 6, 2000. All share and per share information included in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the common stock split.


Note 13. Stock Compensation Plans

     During 2000, the Company adopted several stock compensation plans. The Company accounts for all of these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, as all awards are granted at the fair market value on the date of grant, no compensation expense is recognized.


The various plans are summarized below:

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 13.  Stock Compensation Plans (continued)

2000 Equity Incentive Plan

     In October 2000,  the  stockholders  adopted an equity  incentive plan (the
     Plan) providing for grants of incentive and nonqualified stock options and 'other' stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2000 and 2001 is summarized below. There have been no 'other' stock compensation awards granted under the Plan.


2000 Nonemployee Directors' Option Plan

     Also in October 2000, the stockholders adopted a stock option plan for nonemployee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2001, options to purchase 5,325 shares were granted under this plan. No options associated with the Directors Plan had been granted as of December 30, 2000.

     A summary of the Company's stock option activity and related information under the Equity Incentive Plan and 2000 Nonemployee Directors' Plan for the years ended December 29, 2001 and December 30, 2000 is provided below:

                                              Weighted-
                                               Average
                                             Exercise Price   Number of Shares
                                          ------------------------------------
                                                                (In Thousands)

   Outstanding at December 25, 1999                $  -                   -
     Granted                                         14.00            1,201
     Exercised                                        -                   -
     Canceled                                         -                   -
                                                                ---------------
   Outstanding at December 30, 2000                  14.00            1,201
     Granted                                         19.96              369
     Exercised                                       14.00               (5)
     Canceled                                         -                   -
                                                                ---------------
   Outstanding at December 29, 2001                  15.59            1,565
                                                                ===============
                                                 December 29,      December 30,
                                                     2001              2000
                                          -------------------------------------
   Weighted-average fair value of
   options granted during the year                  $12.28            $8.53

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 13.  Stock Compensation Plans (continued)

     The weighted-average remaining contract life for options outstanding at December 29, 2001 is approximately nine years. Options outstanding at December 29, 2001 have exercise prices ranging from $14.00 to $22.54. At December 29, 2001, options to purchase 234,150 shares are exercisable. No options were exercisable at December 30, 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000 (no options were granted prior to 2000): risk-free interest rate of 5.11% and 5.75%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.591 and 0.530, respectively; and a weighted-average expected life of the option of seven years.

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


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the years ended December 29, 2001 and December 30, 2000 is as follows:

                                                December 29,       December 30,
                                                    2001               2000
                                         --------------------------------------
                                         --------------------------------------

   Pro forma net income                               $112,150         $105,580
   Pro forma net income per share:
     Basic                                            $   1.04         $   1.05
     Diluted                                          $   1.03         $   1.05


Employee Stock Purchase Plan

     The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an 'employee stock purchase plan' under Section 423 of the Internal Revenue Code. During 2001, 123,007 shares were purchased under the plan for a total purchase price of $1,464. No shares were purchased during 2000.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share:

                                                                          Year Ended
                                                      --------------------------------------------------
                                                         December 29,     December 30,      December 25,
                                                            2001             2000              1999
                                                      --------------------------------------------------
   Numerator:
     Numerator for basic and diluted net income per
       share - net income                                  $113,448          $105,663        $  64,167
                                                      ==================================================
   Denominator (in thousands):
     Denominator for basic net income per share -
       weighted-average common shares                       108,097           100,489          100,000
     Effect of dilutive securities - employee stock
       options (Note 13)                                        350                17                -
                                                      --------------------------------------------------
     Denominator for diluted net income per share -         108,447           100,506          100,000
       adjusted weighted-average common shares
                                                      ==================================================
   Basic net income per share                              $   1.05          $   1.05        $    0.64
                                                      ==================================================
   Diluted net income per share                            $   1.05          $   1.05        $    0.64
                                                      ==================================================


     Options to purchase 361,875 shares of common stock at prices ranging from $20.25 to $22.54 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 15. Share Repurchase Program

     On September 24, 2001, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's common stock through December 31, 2002. At December 29, 2001, the Company had purchased 595,200 shares at $9,834.

Note 16. Shareholder Rights Plan

     On October 24, 2001, Garmin's Board of Directors adopted a shareholder rights plan (the 'Rights Plan'). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin's common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15 percent or more of Garmin's outstanding common shares. Each right (other than those held by the new 15 percent shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Garmin's Board of Directors may redeem the rights at $0.002 per right at any time before the rights become exercisable. The rights expire October 31, 2011.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 17. Selected Quarterly Information (Unaudited)


                                                        Year Ended December 29, 2001
                                   ---------------------------------------------------------------------
                                                               Quarter Ended
                                   ---------------------------------------------------------------------
                                        March 31          June 30        September 29      December 29
                                   ---------------------------------------------------------------------
   Net sales                              $85,534          $103,634          $86,930           $93,021
   Gross profit                            45,918            55,050           47,729            49,462
   Net income                              23,799            36,603           25,001            28,045
   Net income per share                   $  0.22          $   0.34          $  0.23           $  0.26


                                                        Year Ended December 30, 2000
                                   ---------------------------------------------------------------------
                                                               Quarter Ended
                                   ---------------------------------------------------------------------
                                        March 25          June 24        September 23      December 30
                                   ---------------------------------------------------------------------
   Net sales                              $76,576         $  93,964          $89,539           $85,662
   Gross profit                            41,913            50,025           49,031            42,757
   Net income                              20,599            29,161           28,292            27,611
   Net income per share                   $  0.21         $    0.29          $  0.28           $  0.27


     The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Company

     The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and
     Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for June 7, 2002 (the 'Proxy Statement'), will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2001.

     (a)      Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the headings 'Proposal-Election of Two Directors' and 'The Board of Directors' in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

    (b)      Executive Officers of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading 'Executive Officers and Significant Employees of the Company' in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

    (c)      Compliance with Section 16(a) of the Exchange Act

     The information set forth in response to Item 405 of Regulation S-K under the heading 'Other Matters-Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

Item 11.  Executive Compensation

     The information set forth in response to Item 402 of Regulation S-K under 'The Board of Directors - Compensation of Directors' and under 'Executive Compensation' in the Company's Proxy Statement (other than the 'Compensation Committee Report on Executive Compensation' and the 'Stock Performance Graph') is hereby incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The  information  set forth in response to Item 403 of Regulation S-K under
     the  heading 'Security  Ownership  of  Certain   Beneficial  Owners  and
     Management' in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

     The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

     The information set forth in response to Item 404 of Regulation S-K under the heading 'Compensation Committee Interlocks and Insider Participation' and 'Certain Relationships and Related Transactions' in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      List of Documents filed as part of this Report

        (1)      Consolidated Financial Statements

        The consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 'Financial Statements and Supplementary Data' of this Form 10-K.

        (2)      Schedule II Valuation and Qualifying Accounts

        All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits--The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

         EXHIBIT           DESCRIPTION
         NUMBER
         ________          _____________

          3.1*             Memorandum of Association

          3.2*             Articles of Association

          4.1*             Specimen share certificate

          4.2**            Shareholder Rights Agreement

         10.1*             Garmin Ltd. 2000 Equity Incentive Plan

         10.2*             Garmin Ltd. 2000 Non-Employee Directors' Option Plan

         10.3*             Garmin Ltd. Employee Stock Purchase Plan

         10.4              First Amendment to Garmin Ltd.Employee Stock Purchase
                           Plan

         21.1              List of subsidiaries

         23.1              Consent of Ernst & Young LLP

         24.1              Power of Attorney (included in signature page)

-------------------------------------------------------------------------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed December 6, 2000 and declared effective on December 8, 2000 (Commission File No. 333-45514).

** Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 26, 2001.

(b)  Reports on Form 8-K

     On October 26, 2001 the Company filed a Form 8-K dated October 25, 2001 reporting the adoption by the Company of a shareholder rights plan.

                          GARMIN LTD. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Garmin Ltd. Financial Statement Schedule for the years ended December 29, 2001, December 30, 2000, and December 25, 1999.

   Schedule II - Valuation and qualifying accounts...........................65

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Garmin Ltd. and Subsidiaries






                                                                            Additions
                                                                   -----------------------------
                    Description                       Balance at     Charged to    Charged to     Deductions      Balance at
                                                     Beginning of    Costs and        Other                         End of
                                                        Period        Expenses      Accounts                        Period
----------------------------------------------------------------------------------------------------------------------------

Year Ended December 25, 1999:
  Deducted from asset accounts:
    Allowance for doubtful accounts                       $    618       $    825       $     -    $  (327)(1)    $  1,116
    Inventory reserve
                                                             1,861          1,202             -     (1,336)(2)       1,727
                                                     -----------------------------------------------------------------------
Total                                                     $  2,479       $  2,027       $     -    $(1,663)       $  2,843
                                                     =======================================================================

Year Ended December 30, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts                       $  1,116       $    911       $     -    $  (161)(1)    $  1,866
    Inventory reserve
                                                             1,727          5,915             -     (1,138)(2)       6,504
                                                    -----------------------------------------------------------------------
Total                                                     $  2,843      $   6,826       $     -    $(1,299)       $  8,370
                                                    =======================================================================

Year Ended December 29, 2001:
  Deducted from asset accounts:
    Allowance for doubtful accounts                       $  1,866      $   1,137       $     -    $  (376)(1)    $  2,627
    Inventory reserve
                                                             6,504          4,000             -       (950)(2)       9,554
                                                    -----------------------------------------------------------------------
Total                                                     $  8,370      $   5,137       $     -    $(1,326)       $ 12,181
                                                    =======================================================================



(1)    Uncollectible accounts written off, net of recoveries.

(2)    Obsolete inventory dispositions and shrinkage.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           GARMIN LTD.


                                                      By /s/ Min H. Kao
                                                             Min H. Kao
                                                     Co-Chief Executive Officer

     Dated:  March 27, 2002


                                POWER OF ATTORNEY

          Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary L. Burrell and Min H. Kao and Andrew R. Etkind, and each of them, as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002:

 /s/ Gary L. Burrell                                  /s/ Min H. Kao
     Gary L. Burrell                                      Min H. Kao
     Co-Chairman, Co-Chief                                Co-Chairman, Co-Chief
 Executive Officer and Director                  Executive Officer and Director
(Co-Principal Executive Officer)               (Co-Principal Executive Officer)

    /s/ Kevin Rauckman                              /s/ Ruey-Jeng Kao
        Kevin Rauckman                                  Ruey-Jeng Kao
(Principal Financial Officer and                             Director
 Principal Accounting Officer)
Chief Financial Officer and Treasurer

   /s/ Thomas A. McDonnell                         /s/ Donald H. Eller
       Thomas A. McDonnell                             Donald H. Eller
            Director                                          Director

 /s/ Gene M. Betts
     Gene M. Betts
          Director

                                   Garmin Ltd.
                          2001 Form 10-K Annual Report
                                  Exhibit Index




          The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number            Document

10.4              First Amendment to Garmin Ltd. Employee Stock Purchase Plan

21.1              List of Subsidiaries

23.1              Consent of Ernst & Young LLP

                                                                   EXHIBIT 10.4


                             FIRST AMENDMENT TO THE
                    GARMIN LTD. EMPLOYEE STOCK PURCHASE PLAN

          The Garmin Ltd. Employee Stock Purchase Plan is amended, effective December 1, 2001, as follows:

                                       I.

         Section 2.11 is amended to read as follows:

                  2.11 'Eligible Employee' means an Employee, including an employee on Qualified Military Leave, eligible to participate in the Plan in accordance with Article V.

                                      II.

         Section 2.12 is amended to read as follows:

                  2.12 'Employee' means an individual who performs services for the Company or a Participating Subsidiary pursuant to an employment relationship described in Treasury Regulations
                  Section 31.3401(c)-1 or any successor provision, or an in individual who would be performing such services but for such individual's Qualified Military Leave.

                                      III.

          Sections 2.22 through 2.26 are renumbered as Sections 2.23 through 2.27, respectively, and a new Section 2.22 is added to read as follows:

                  2.22 'Qualified Military Leave' means an absence due to service in the uniformed services of the United States (as defined in Chapter 43 of Title 38 of the United States Code) by an individual employee of the Company or a Participating Subsidiary, provided the individual's rights to reemployment under the Uniformed Services Employment and Reemployment Rights Act of 1994 have not expired or terminated.

                                      IV.

         Sub-sections 5.2(b) and (c) are amended to read as follows:

                  (b) Employees (other than individuals on Qualified Military Leave) who are customarily employed by the Company or a Participating Subsidiary for not more than 20 hours per week; or

                  (c) Employees (other than individuals on Qualified Military Leave) who are customarily employed by the Company or a Participating Subsidiary for not more than five (5) months in any calendar year.

                                       V.

         Section 10.3 is amended to read as follows:

                  10.3 Leave of Absence. If a Participant takes a leave of absence (other than a Qualified Military Leave) without terminating employment, such Participant will be deemed to have discontinued contributions to the Plan in accordance with
                  Section 8.3, but will remain a Participant in the Plan through the balance of the Accumulation Period in which his or her leave of absence begins, so long as such leave of absence does not exceed 90 days. If a Participant takes a leave of absence (other than a Qualified Military Leave) without terminating employment, such Participant will be deemed to have withdrawn from the Plan in accordance with Section 10.1 on the 91st day of such leave of absence.

                                      VI.

         Except as amended herein, the Plan shall remain in full force and effect.



Executed this 8th day of January, 2002.



                  ..........................GARMIN LTD.

                  ..........................By:    /s/ Min H. Kao

                  ..........................Name:  Min H. Kao

                  ..........................Title: Co-Chairman and Co-CEO

                                                                  EXHIBIT 21.1

                                   GARMIN LTD.

                       List of Subsidiaries of Registrant



Name of Subsidiary                               Jurisdiction of Incorporation

Garmin Corporation                                            Taiwan
Garmin International, Inc.                                    Kansas
Garmin USA, Inc.                                              Kansas
Garmin Realty, LLC                                            Kansas
Garmin (Europe) Ltd.                                         England

                                                                  EXHIBIT 23.1

                         Consent of Independent Auditors


     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-51470 and 333-52766) pertaining to the Garmin Ltd. Employee Stock Purchase Plan, Garmin Ltd. 2000 Equity Incentive Plan, Garmin Ltd. Non-Employee Director Option Plan, and the Garmin
     International, Inc. Savings and Profit Sharing Plan of our report dated February 1, 2002, with respect to the consolidated financial statements and schedule of Garmin Ltd. included in the Annual Report (Form 10-K) for the year ended December 29, 2001.

                                                        /s/  Ernst & Young LLP
                                                             Ernst & Young LLP


Kansas City, Missouri
March  25, 2002