Form 10-K/A
period 2001-12-29
GARMIN LTD
filed 2002-04-02
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K/A
                               (Amendment No. 1)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 29, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from___ to____
                         Commission file number 0-31983
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

On March 27, 2002, the Company filed an Annual Report on Form 10-K for the fiscal year ended December 29, 2001. This amendment on Form 10-K/A is filed for the sole purpose of adding the name and conformed signature of the independent auditors to the Report in Item 8. The name and conformed signature were inadvertently omitted in the March 27, 2002 electronic filing.

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



                                        /s/ Ernst & Young LLP
                                            Ernst & Young LLP


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

     Dated:  April 2, 2002