Form 10-Q
period 2002-03-30
GARMIN LTD
filed 2002-05-14
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       or

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


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

 Number of shares outstanding of the Company's common shares as of May 9, 2002:
                   Common Shares, $.01 par value - 107,792,368


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062. The telephone number there is (913) 397-8200.

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 30, 2002

                                Table of Contents



Part I - Financial Information                                            Page

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Introductory Comments                                      3

                  Condensed Consolidated Balance Sheets at March 30, 2002
                  and December 29, 2001                                      4

                  Condensed Consolidated Statements of Income for the
                  13-weeks ended March 30, 2002 and March 31, 2001           5

                  Condensed Consolidated Statements of Cash Flows for the
                  13-weeks ended March 30, 2002 and March 31, 2001           6

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               15

Part II - Other Information

          Item 1.   Legal Proceedings                                       17

          Item 2.   Changes in Securities                                   17

          Item 3.   Defaults Upon Senior Securities                         17

          Item 4.   Submission of Matters to a Vote of Security Holders     17

          Item 5.   Other Information                                       17

          Item 6.   Exhibits and Reports on Form 8-K                        17


Signature Page                                                              18

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 30, 2002




Part I - Financial Information


Item 1.  Condensed Consolidated Financial Statements (unaudited)


Introductory Comments

     The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2001. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

     The results of operations for the 13-week period ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

                  Garmin Ltd. And Subsidiaries
              Condensed Consolidated Balance Sheets
             (In thousands, except share information)

                                          ------------------------------------
                                             (Unaudited)
                                               March 30,          December 29,
                                                    2002                  2001
                                         -------------------------------------
Assets
Current assets:
     Cash and cash equiva                       $225,879              $192,842
     Marketable securitie                         28,216                40,835
     Accounts receivable, net                     48,296                47,998
     Inventories                                  53,725                61,132
     Deferred income taxes                         7,289                 7,007
     Prepaid expenses and other current assets     3,660                 2,921
                                               ---------           -----------


Total current assets                             367,065               352,735

Property and equipment, net                       72,106                70,086

Marketable securities                            112,320                90,749
Restricted cash                                    1,600                 1,600
Other assets, net                                 16,388                16,985
                                         ---------------      ----------------


Total assets                                    $569,479              $532,155
                                         ===============      ================


Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable                            $19,225               $18,837
     Other accrued expenses                       17,499                13,570
     Income taxes payable                         20,125                12,444
     Current portion of long-term debt             1,334                 4,177
                                         ---------------      ----------------


Total current liabilities                         58,183                49,028

Long-term debt, less current portion              28,011                28,011
Deferred income taxes                              1,630                 1,147

Stockholders' equity:
     Preferred stock, $1.00 par value,
       1,000,000 authorized, none issued               -                     -
     Common stock, $0.01 par value,
       500,000,000 shares authorized:
     Issued and outstanding shares-107,776,709     1,078                 1,078
     Additional paid-in capital                  127,131               127,131
     Retained earnings                           391,848               365,087
     Accumulated other comprehensive loss       (38,402)              (39,327)
                                         ---------------      ----------------


Total stockholders' equity                       481,655               453,969
                                         ---------------      ----------------

Total liabilities and stockholders' equity      $569,479              $532,155
                                         ===============      ================


See accompanying notes.

                          Garmin Ltd. And Subsidiaries
            Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)

                                                   13-Weeks Ended
                                        --------------------------------------
                                             March 30,              March 31,
                                                  2002                   2001
                                        --------------------------------------


Net sales                                     $100,856                $85,534

Cost  of goods sold                             46,364                 39,616
                                        ---------------       ----------------


Gross profit                                    54,492                 45,918

Selling, general and
     administrative expenses                    11,239                  9,259
Research and development
     expense                                     7,973                  6,296
                                        ---------------       ----------------

                                                19,212                 15,555
                                        ---------------       ----------------


Operating income                                35,280                 30,363

Other income (expense):
     Interest income                             1,625                  3,286
     Interest expense                             (371)                  (768)
     Foreign currency                             (733)                (1,103)
     Other                                          71                    123
                                        ---------------       ----------------

                                                   592                  1,538
                                        ---------------       ----------------


Income before income taxes                      35,872                 31,901

Income tax provision                             9,111                  8,102
                                        ---------------       ----------------


Net income                                     $26,761                $23,799
                                        ===============       ================


Net income per share
     Basic                                       $0.25                  $0.22
     Diluted                                     $0.25                  $0.22

Weighted average common
shares outstanding:
     Basic                                     107,777                108,242
     Diluted                                   108,137                108,608


See accompanying notes.

                          Garmin Ltd. And Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                 13-Weeks Ended
                                   -------------------------------------------
                                            March 30,                March 31,
                                                 2002                     2001
                                   -------------------------------------------

Operating Activities:
   Net income                                 $26,761                  $23,799
   Depreciation & amortization                  2,929                    2,384
   Provision for doubtful accounts                845                       74
   Provision for obsolete inventory               454                      460
   Foreign currency translation                   495                       98
   Deferred income taxes                          201                      339
   Changes in operating assets and liabilities:
      Accounts receivable                     (1,021)                 (15,753)
      Inventories                               7,077                    3,820
      Other current assets                      (737)                  (1,342)
      Accounts payable                            303                  (7,428)
      Other current liabilities                 4,175                  (1,786)
      Income taxes                              6,844                    2,780
                                          -----------         ----------------
Net cash provided by operating activities      48,326                    7,445


Investing activities:
Purchases of property and equipment           (3,643)                  (4,709)
Purchase of investments, net                  (8,949)                        -
Change in restricted cash                           -                    3,204
Other                                           (382)                  (1,307)
                                          -----------         ----------------
Net cash used in investing activities        (12,974)                  (2,812)

Financing activities:
Principal payments on long term debt          (2,851)                  (2,484)
                                          -----------         ----------------

Effect of exchange rate changes on cash           536                    (862)

Net increase in cash                           33,037                    1,287
Cash at beginning of period                   192,842                  251,732
                                          ----------          ----------------
Cash at end of period                        $225,879                 $253,019
                                       ==============         ================

Supplemental disclosures of noncash investing
and financing activities:
Change in fair value of liability related to
cash flow hedges                                $61                          -


See accompanying notes.

                                   Garmin Ltd.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 30, 2002
             (In thousands, except share and per share information)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002.

The condensed consolidated balance sheet at December 29, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

The company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 30, 2002 and March 31, 2001 both contain operating results for 13 weeks.

2.  Recent Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has adopted SFAS No. 144 as of December 30, 2001. The adoption of this statement has not had any impact on the Company's financial position and results of operations.

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

The Company has adopted SFAS No. 142 effective December 30, 2001. Application of the nonamortization and impairment provisions of the statement has not significantly impacted the Company's financial position and results of operations.

3.  Inventories

The components of inventory consist of the following:

                                        March 30, 2002        December 29, 2001
                                      -----------------------------------------

     Raw materials                           $21,096                 $23,868
     Work-in-process                           7,254                   8,974
     Finished goods                           25,375                  28,290
                                             -------                 -------

     Inventory, net of reserves              $53,725                 $61,132
                                             =======                 =======

                                      -----------------------------------------



4.       Stock Repurchase Plan

On September 24, 2001, Garmin announced that its Board of Directors approved a share repurchase program authorizing Garmin to purchase up to five million common shares of Garmin Ltd. as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 promulgated by the Securities and Exchange Commission. The timing and amounts of any purchases will be determined by Garmin's management depending on market conditions and other factors deemed relevant. The share repurchase authorization expires on December 31, 2002. As of March 30, 2002, Garmin had purchased a total of 595,200 shares pursuant to this share repurchase authorization at a total cost of $9.8 million. All such purchased shares have been cancelled and now form part of the authorized but unissued capital of Garmin, since Cayman Islands law does not permit a company to hold its own shares. There were no shares repurchased during the 13-week period ended March 30, 2002.

5.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

                                                         13-Weeks Ended
                                                 ------------------------------
                                                    March 30,         March 31,
                                                       2002             2001
                                                 ------------------------------
                                                 ------------------------------
Numerator:
     Numerator for basic and diluted net income
       per share - net income                         $26,761           $23,799
                                                 ==============================

Denominator:
     Denominator for basic net income per share -
       weighted-average common shares                 107,777           108,242
     Effect of dilutive securities - employee
       stock options                                      360               366
                                                  -----------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                         108,137           108,608
                                                  =============================


Basic net income per share                              $0.25             $0.22
                                                  =============================

Diluted net income per share                            $0.25             $0.22
                                                  =============================

Options to purchase 361,875 shares of common stock at prices ranging from $20.25 to $22.54 per share were outstanding during the 13-week period ended March 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6.       Comprehensive Income

Comprehensive income is comprised of the following:

                                                      13-Weeks Ended
                                              ---------------------------------
                                              March 30, 2002     March 31, 2001
                                              ---------------------------------
                                                      (in thousands)

     Net income                                  $26,761             $23,799
     Translation adjustment                          962                 940
     Change in fair value of effective portion
       of cash flow hedges, net of deferred
       taxes of $25                                 (37)                  --
                                             --------------        ------------

          Comprehensive income                   $27,686             $24,739
                                             ==============        ============

                                             ----------------------------------

7.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:

                                          13-Weeks Ended
                     ----------------------------------------------------------
                             March 30, 2002                 March 31, 2001
                     ------------------------------ ---------------------------
                         Consumer       Aviation        Consumer      Aviation
                                          (in thousands)
    Sales to external
         customers       $74,747        $26,109         $58,524        $27,010
    Income before
         income taxes    $25,149        $10,723         $20,006        $11,895

                     ----------------------------------------------------------

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 13-week periods ended March 30, 2002 and March 31, 2001:

                                  North America   Asia      Europe      Total
                                  ---------------------------------------------
   March 30, 2002
   Sales to external customers       $73,011      $4,139    $23,706   $100,856
   Long-lived assets                  40,602      30,970        534     72,106

   March 31, 2001
   Sales to external customers       $60,789       $3,928    $20,817    $85,534
   Long-lived assets                  36,353        31,241       489     68,083


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

                                                       13-Weeks Ended
                                           ------------------------------------
                                              March 30, 2002    March 31, 2001
                                           ------------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          46.0%            46.3%
                                                      -----            -----
          Gross profit                                54.0%            53.7%
          Selling, general and                        11.1%            10.8%
          administrative
          Research and development                     7.9%             7.4%
                                                       ----             ----
          Total operating expenses                    19.0%            18.2%
                                                      -----            -----
          Operating income                            35.0%            35.5%
          Other income, net                            0.5%             1.8%
                                                       ----             ----
          Income before income taxes                  35.5%            37.3%
          Provision for income taxes                   9.1%             9.5%
                                                       ----             ----
          Net income                                  26.5%            27.8%
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

                                                 13-Weeks Ended
                                -----------------------------------------------
                                  March 30, 2002                 March 31, 2001
                                -----------------------------------------------
                                 Consumer    Aviation     Consumer     Aviation
                                                (in thousands)
  Net sales                       $74,747     $26,109      $58,524      $27,010
  Cost of goods sold               36,080      10,284       28,552       11,064
                                   ------      ------       ------       ------
  Gross profit                     38,667      15,825       29,972       15,946
  Operating expenses:
     Selling, general and
        administrative              8,899       2,340        6,657        2,602
     Research and                   4,975       2,998        4,235        2,061
        development                 -----       -----        -----        -----

  Total operating expenses         13,874       5,338        10,892       4,663
                                   ------       -----        ------       -----
  Operating income                 24,793      10,487        19,080      11,283
  Other income, net                   357         235           926         612
                                   ------      ------        ------      ------
  Income before
        income taxes              $25,150     $10,722       $20,006     $11,895
                                  =======     =======       =======     =======

                                -----------------------------------------------

Comparison of 13-Weeks Ended March 30, 2002 and March 31, 2001

Net Sales

     Net sales increased $15.3 million, or 17.9%, to $100.9 million for the 13-week period ended March 30, 2002, from $85.5 million for the 13-week period ended March 31, 2001. The increase for the 13-week period ended March 30, 2002 was primarily due to the success of the 25 new products that were introduced during fiscal year 2001 and overall demand for our consumer products associated with a strong marine and recreation selling season during the quarter. Sales from our consumer products accounted for 74.1% of net sales for the first quarter of 2002 compared to 68.4% during the first quarter of 2001. Sales from our aviation products accounted for 25.9% for the first quarter of 2002 compared to 31.6% during the first quarter of 2001. Total consumer and aviation units decreased 3.6% to 313,028 in 2002 from 324,603 in 2001. The higher unit volume in the first quarter of fiscal 2001 was primarily attributable to the introduction of higher volume new products in our consumer segment.

     Net sales for the consumer segment increased $16.2 million, or 27.7%, to $74.8 million for the 13-week period ended March 30, 2002, from $58.5 million for the 13-week period ended March 31, 2001. The increase for the 13-week period ended March 30, 2002 was primarily due to the success of the 22 new consumer products introduced during fiscal year 2001 and overall demand for our consumer products associated with a strong marine and recreation selling season during the quarter.

     Net sales for the aviation segment decreased $0.9 million, or 3.3%, to $26.1 million for the 13-week period ended March 30, 2002, from $27.0 million for the 13-week period ended March 31, 2001. The decrease for the 13-week period ended March 30, 2002 was primarily due to the remaining economic effects of the terrorist attacks that occurred on September 11, 2001. The aviation segment exhibited a sequential revenue increase of $2.9 million, or 12.5%, to $26.1 million during the quarter compared to $23.2 million during the fourth quarter of fiscal year 2001. We believe that this sequential revenue increase in our aviation segment is a signal of a modest economic recovery occurring in the general aviation market.

Gross Profit

     Gross profit increased $8.6 million, or 18.7%, to $54.5 million for the 13-week period ended March 30, 2002, from $45.9 million for the 13-week period ended March 31, 2001. This increase was primarily attributable to an increase in revenues due to the success of the 25 new products that were introduced during fiscal year 2001 and overall demand for our consumer products associated with a strong marine and recreation selling season during the quarter. Gross profit as a percentage of net sales remained relatively flat at 54.0% for the 13-week period ended March 30, 2002 compared to 53.7% for the 13-week period ended March 31, 2001.

     Gross profit for the consumer segment increased $8.7 million, or 29.0%, to $38.7 million for the 13-week period ended March 30, 2002, from $30.0 million for the 13-week period ended March 31, 2001. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2001, and a reduction of raw material costs. Gross profit as a percentage of net sales remained relatively flat at 51.7% for the 13-week period ended March 30, 2002 compared to 51.2% for the 13-week period ended March 31, 2001.

     Gross profit for the aviation segment decreased $0.1 million, or 0.8%, to $15.8 million for the 13-week period ended March 30, 2002, from $15.9 million for the 13-week period ended March 31, 2001. This decrease is associated with the decline in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales increased to 60.6% for the 13-week period ended March 30, 2002 from 59.0% for the 13-week period ended March 31, 2001. This increase as a percentage of net sales was primarily attributed to product mix as we experienced a 9.8% increase in higher margin panel mount unit sales during 2002 when compared to 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.0 million, or 21.4%, to $11.2 million (11.1% of net sales) for the 13-week period ended March 30, 2002, from $9.3 million (10.8% of net sales) for the 13-week period ended March 31, 2001. Selling, general and administrative expenses increased $2.2 million, or 33.7%, in the consumer segment and decreased $0.3 million, or 10.1%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs (up 27%) associated with new product releases, increased administrative expenses due to marketing support and airport infrastructure expenses associated with our new 25,000 sq.ft. flight test and certification facility located at New Century Airport near our Olathe, Kansas facility.

Research and Development Expense

     Research and development expenses increased $1.7 million, or 26.6%, to $8.0 million (7.9% of net sales) for the 13-week period ended March 30, 2002, from $6.3 million (7.4% of net sales) for the 13-week period ended March 31, 2001. Research and development expenses increased $0.7 million, or 17.5%, in the consumer segment and $0.9 million, or 45.5%, in the aviation segment. The increase in expense was primarily due to the introduction of six recently developed products within our consumer segment during the quarter and the addition of 58 new engineering personnel to our staff in both the consumer and aviation segments within the last 12 months as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 13-week period ended March 30, 2002 increased to $35.3 million, or 16.2% from $30.4 million for the 13-week period ended March 31, 2001. Operating income as a percentage of net sales decreased to 35.0% for the 13-week period ended March 30, 2002, from 35.5% for the 13-week period ended March 31, 2001 as a result of overall increases in operating expenses, as we continue to invest in personnel and product innovation in advance of anticipated future revenue growth.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended March 30, 2002 amounted to $0.6 million compared to other income of $1.5 million for the 13-week period ended March 31, 2001. Interest income for the 13-week period ended March 30, 2002 amounted to $1.6 million compared to $3.3 million for the 13-week period ended March 31, 2001, the decrease being attributable to the reduction in interest rates during the last 12 months. The average taxable equivalent interest rate return on invested cash during the quarter was 2.2% compared to 4.0% during fiscal year 2001. Interest expense decreased to $0.4 million for the 13-week period ended March 30, 2002 from $0.8 million for the 13-week period ended March 31, 2001, due primarily to the retirement of debt associated with our Taiwan facility and a lower interest rate environment during the first quarter of fiscal 2002.

     We recognized a foreign currency exchange loss of $0.7 million for the 13-week period ended March 30, 2002 compared to a loss of $1.1 million for the 13-week period ended March 31, 2001. The $0.7 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2002, when the exchange rate decreased to 35.00 TD/USD at March 30, 2002 from 35.17 TD/USD at December 29, 2001. The $1.1 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2001, when the exchange rate decreased to 32.85 TD/USD at March 31, 2001 from 33.01 TD/USD at December 30, 2000.

Income Tax Provision

     Income tax expense increased by $1.0 million, to $9.1 million, for the 13-week period ended March 30, 2002 from $8.1 million for the 13-week period ended March 31, 2001 due to our higher taxable income. The effective tax rate remained flat at 25.4%.

Net Income

     As a result of the above, net income increased 12.4% for the 13-week period ended March 30, 2002 to $26.8 million compared to $23.8 million for the 13-week period ended March 31, 2001.


Liquidity and Capital Resources

     Net cash generated by operating activities was $48.3 million for the 13-week period ended March 30, 2002 compared to $7.4 million for the 13-week period ended March 31, 2001. The increase in operating cash flow was primarily due to a higher level of inventory reductions during the first quarter of fiscal 2002 and the timing of new product shipments causing an increase in accounts receivable during the prior year period. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We did experience a $7.4 million further reduction in inventory at March 30, 2002 when compared to fiscal year-end December 29, 2001. We increased inventory levels at the end of fiscal year 2000 due partially to industry shortages of certain raw materials. These raw material shortages have since normalized and we believe that it is not necessary at this time to carry an unusual level of raw material inventory as we did at December 30, 2000.

     Cash flow from investing activities during the 13-week period ending March 30, 2002 was a $13.0 million use of cash. Cash flow used in investing activities principally relates to $3.6 million in capital expenditures and the net purchase of $8.9 million of fixed income securities associated with the investment of our on-hand cash balances. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the quarter was approximately 2.2%.

     Cash flow from financing activities during the period was a use of cash due to the retirement of $2.9 million of debt associated with our Taiwan facility.

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

Contractual Obligations and Commercial Commitments

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance for the expansion of its Olathe, Kansas facility. At March 30, 2002 and March 31, 2001, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (2.0% at March 30, 2002), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with semiannual payments of $0.7 million beginning April 2002.

     On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year Tax-Exempt Industrial Revenue Bond issuance for the construction of its corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. At March 30, 2002 and March 31, 2001, outstanding principal under the Bonds totaled $9.3 million. Interest on the Bonds is payable monthly at a variable interest rate (2.0% and 4.1% at March 30, 2002 and March 31, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025.

     The Bonds are secured by an irrevocable letter of credit totaling $9.7 million, with facility fees of 0.75% annually, through September 30, 2004, renewable on an annual basis thereafter. The bank has the option of requiring Garmin International, Inc. to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through March 30, 2002. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds and is guaranteed by Garmin Corporation.

     As of May 1, 2002, Garmin International, Inc. purchased all $9.3 million of its outstanding 1995 Series Tax-Exempt Industrial Revenue Bonds to further decrease its long-term debt.

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

     During 1999, Garmin Corporation borrowed $18.0 million to finance the purchase of land and a new manufacturing facility in Shijr, Taiwan. The remaining debt associated with this facility was retired during the 13-week period ended March 30, 2002.

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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the Taiwan Dollar has proven to be relatively stable. However, within the last two fiscal years we have experienced significant foreign currency gains due to the strengthening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 0.5% during 2002 and resulted in a foreign currency loss of $0.7 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

         Interest Rate Risk

     As of March 30, 2002, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million) and another on February 6, 2001 ($5.0 million), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $0.9 million is the amount we would be required to pay to terminate the swap agreements at March 30, 2002. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $0.8 million (positive 10% change) or $0.9 million (negative 10% change), respectively.

     The Company's average outstanding debt during the 13-week period ended March 30, 2002 was approximately $30.8 million. The average interest rate on debt during the quarter was approximately 4.8%. A 10% positive or negative change in the average interest rate during the quarter would have resulted in interest expense of $0.5 million (positive 10% change) or $0.3 million (negative 10% change), respectively. This compares to the actual interest expense of $0.4 million during fiscal 2002.

Part II - Other Information

Item 1.  Legal Proceedings
-----------------------------------------
     From time to time the Company may be involved in litigation arising in the course of its operations. As of May 14,2002, the Company was not a party to any material legal proceedings.

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

     Dated:  May 14, 2002