Form 10-Q
period 2002-06-29
GARMIN LTD
filed 2002-08-12
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       or

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


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]


       Number of shares outstanding of the Company's common shares as of
                                 August 7,2002:
                   Common Shares, $.01 par value - 107,798,768


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062.
The  telephone number there is (913) 397-8200.

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 29, 2002

                                Table of Contents



Part I - Financial Information                                            Page

         Item 1.  Condensed Consolidated Financial Statements
                  (unaudited)

                  Introductory Comments                                      3

                  Condensed Consolidated Balance Sheets at June 29,
                  2002 and December 29, 2001                                 4

                  Condensed Consolidated Statements of Income for the
                  13 and 26-weeks ended June 29, 2002 and June 30, 2001      5

                  Condensed Consolidated Statements of Cash Flows for
                  the 26-weeks ended June 29, 2002 and June 30, 2001         6

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               20

Part II - Other Information

          Item 1.   Legal Proceedings                                       22

          Item 2.   Changes in Securities and Use of Proceeds               22

          Item 3.   Defaults Upon Senior Securities                         22

          Item 4.   Submission of Matters to a Vote of Security Holders     22

          Item 5.   Other Information                                       22

          Item 6.   Exhibits and Reports on Form 8-K                        23


Signature Page                                                              24

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 29, 2002




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

     The results of operations for the 13 and 26-week periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

                                        Garmin Ltd. And Subsidiaries
                                   Condensed Consolidated Balance Sheets
                                  (In thousands, except share information)


                                                                              ---------------------------------------
                                                                                     (Unaudited)
                                                                                       June 29,         December 29,
                                                                                           2002                 2001
                                                                              ---------------------------------------
Assets
Current Assets:
     Cash and cash equivalents                                                         $146,575             $192,842
     Marketable securities                                                              156,752               40,835
     Accounts receivable, net                                                            53,169               47,998
     Inventories                                                                         46,371               61,132
     Deferred income taxes                                                                8,535                7,007
     Prepaid expenses and other current assets                                            4,743                2,921
                                                                              ------------------      ---------------

Total current assets                                                                    416,145              352,735

Property and equipment, net                                                              73,102               70,086

Marketable securities                                                                    77,413               90,749
Restricted cash                                                                           1,600                1,600
Other assets, net                                                                        28,448               16,985
                                                                              ------------------      ---------------

Total assets                                                                           $596,708             $532,155
                                                                              ==================      ===============

Liabilities and Stockholder's Equity
Current liabilities:
     Accounts payable                                                                   $18,000              $18,837
     Salaries and benfits payable                                                         3,566                3,308
     Warranty reserve                                                                     4,138                4,777
     Other accrued expenses                                                              10,172                5,485
     Income taxes payable                                                                11,064               12,444
     Current portion of long-term debt                                                    1,334                4,177
                                                                              ------------------      ---------------

Total current liabilities                                                                48,274               49,028

Long-term debt, less current portion                                                     18,666               28,011
Deferred income taxes                                                                     1,700                1,147

Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000,000 authorized, none issued                      -                    -
     Common stock, $0.01 par value, 500,000,000, share authorized:
       Issued and outstanding shares-107,774,918 in 2001 and 107,777,796 in 2002          1,078                1,078
     Additional paid-in capital                                                         127,294              127,131
     Retained earnings                                                                  423,994              365,087
     Accumulated other comprehensive loss                                               (24,298)             (39,327)
                                                                              ------------------      ---------------

Total stockholders' equity                                                              528,068              453,969
                                                                              ------------------      ---------------
Total liabilities and stockholders' equity                                             $596,708             $532,155
                                                                              ==================      ===============


The accompanying notes are an integral part of these financial statements.

                          Garmin Ltd. And Subsidiaries
            Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)


                                          13-Weeks Ended                          26-Weeks Ended
                                        -------------------------------    ------------------------------
                                           June 29,           June 30,        June 29,          June 30,
                                               2002               2001            2002              2001
                                        -------------------------------    ------------------------------
Net sales                                  $122,838           $103,634        $223,694          $189,168

Cost  of goods sold                          55,176             48,584         101,540            88,200
                                        ------------       ------------    ------------       -----------

Gross profit                                 67,662             55,050         122,154           100,968

Selling, general and
     administrative expenses                 11,099              9,801          22,338            19,060
Research and development
     expense                                  7,476              6,765          15,449            13,061
                                        ------------       ------------    ------------       -----------
                                             18,575             16,566          37,787            32,121
                                        ------------       ------------    ------------       -----------

Operating income                             49,087             38,484          84,367            68,847

Other income (expense):
     Interest income                          1,755              2,644           3,380             5,930
     Interest expense                          (346)              (459)           (717)           (1,227)
     Foreign currency                        (9,005)             8,419          (9,737)            7,316
     Other                                       94                (22)            165               101
                                        ------------       ------------    ------------       -----------
                                             (7,501)            10,582          (6,909)           12,120
                                        ------------       ------------    ------------       -----------

Income before income taxes                   41,586             49,066          77,458            80,967

Income tax provision                          9,440             12,463          18,551            20,565
                                        ------------       ------------    ------------       -----------

Net income                                  $32,146            $36,603         $58,906           $60,402
                                        ============       ============    ============       ===========

Net income per share
     Basic                                    $0.30              $0.34           $0.55             $0.56
     Diluted                                  $0.30              $0.34           $0.54             $0.56

Weighted average common
shares outstanding:

     Basic                                  107,788            108,242         107,782           108,242
     Diluted                                108,215            108,648         108,172           108,629



The accompanying notes are an integral part of these financial statements.

                          Garmin Ltd. And Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                        26-Weeks Ended
                                                                       -------------------------------------------
                                                                                June 29,                 June 30,
                                                                                    2002                     2001
Operating Activities:
        Net income                                                               $58,906                  $60,402
        Depreciation & amortization                                                6,339                    5,038
        Provision for doubtful accounts                                              377                      148
        Deferred income taxes                                                       (324)                    (685)
        Foreign currency transaction (gains) losses                                  610                   (4,550)
Change in operating assets and liabilities:
        Accounts receivable                                                       (5,009)                 (22,398)
        Inventories                                                               16,700                   15,451
        Other current assets                                                      (1,798)                  (3,086)
        Accounts payable                                                          (1,515)                  (9,122)
        Other current liabilities                                                  4,173                    1,083
        Income taxes                                                                 187                    5,774
                                                                       ------------------       ------------------
Net cash provided by operating activities                                         78,646                   48,055

Investing activities:
Purchases of property and equipment                                               (5,448)                  (8,842)
Purchase of intangible assets                                                    (12,876)                       -
Purchase of marketable securities, net                                          (102,581)                       -
Change in restricted cash                                                              -                    5,471
Other                                                                               (177)                  (3,158)
                                                                       ------------------       ------------------
Net cash used in investing activities                                           (121,082)                  (6,529)

Financing activities:
Payments on long term debt                                                       (12,231)                  (8,617)
                                                                       ------------------       ------------------
Net cash provided by (used in) financing activities                              (12,231)                  (8,617)

Effect of exchange rate changes on cash                                            8,400                   (5,863)

                                                                       ------------------       ------------------
Net increase in cash                                                             (46,267)                  27,046
Cash at beginning of period                                                      192,842                  251,731
                                                                       ------------------       ------------------

Cash at end of period                                                           $146,575                 $278,777
                                                                       ==================       ==================




The accompanying notes are an integral part of these financial statements.

                                   Garmin Ltd.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 29, 2002
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 26-week periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002.

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

The company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 29, 2002 and June 30, 2001 both contain operating results for 13 weeks.

2.       Recent Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of December 30, 2001, and the adoption of the statement has not had any impact on the Company's financial position and results of operations.

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

The Company adopted SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization and impairment provisions of the statement has not had a significant impact to the financial position and results of operations.

3.       Inventories

The components of inventory consist of the following:

                                    June 29, 2002        December 29, 2001
                               ---------------------- -----------------------

     Raw materials                        $23,845                 $26,381
     Work-in-process                        9,256                   9,582
     Finished goods                        18,788                  34,723
     Inventory reserves                   (5,518)                 (9,554)
                                          -------                 -------

     Inventory, net of reserves           $46,371                 $61,132
                                          =======                 =======


4.       Long-Term Debt

On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year tax-exempt Industrial Revenue Bond issuance for the construction of its corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. As of May 1, 2002, Garmin International, Inc. purchased all $9.3 million of its outstanding 1995 Series tax-exempt Industrial Revenue Bonds to further decrease its long-term debt. At June 29, 2002 and June 30, 2001, outstanding principal under the Bonds totaled $0.0 million and $9.3 million, respectively. Interest on the Bonds is payable monthly at a variable interest rate (1.95% and 3.9% at June 29, 2002 and June 30, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025.

5.       Stock Repurchase Plan

On September 24, 2001, Garmin announced that its Board of Directors approved a share repurchase program authorizing Garmin to purchase up to five million common shares of Garmin Ltd. as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 promulgated by the Securities and Exchange Commission. The timing and amounts of any purchases will be determined by Garmin's management depending on market conditions and other factors deemed relevant. The share repurchase authorization expires on December 31, 2002. As of June 29, 2002, Garmin had purchased a total of 595,200 shares pursuant to this share repurchase authorization at a total cost of $9.8 million. All such purchased shares have been cancelled and now form part of the authorized but unissued capital of Garmin, since Cayman Islands law does not permit a company to hold its own shares. There were no shares repurchased during the 13 and 26-week periods ended June 29, 2002.

6.       Initial Public Offering

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

7.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

                                                              13-Weeks Ended
                                                     ---------------------------
                                                       June 29,         June 30,
                                                         2002             2001
                                                     ---------------------------

Numerator:
     Numerator for basic and diluted net income
       per share - net income                         $32,146           $36,603
                                                     ===========================

Denominator (in thousands):
     Denominator for basic net income per share -
       weighted-average common shares                 107,788           108,242
     Effect of dilutive securities - employee
       stock options                                      427               406
                                                     ---------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                         108,215           108,648
                                                     ===========================


Basic net income per share                              $0.30             $0.34
                                                     ===========================

Diluted net income per share                            $0.30             $0.34
                                                     ===========================

                                                             26-Weeks Ended
                                                      --------------------------
                                                     June 29,         June 30,
                                                        2002             2001
                                                     ---------------------------

Numerator:
     Numerator for basic and diluted net income
       per share - net income                         $58,906           $60,402
                                                     ===========================

Denominator (in thousands):
     Denominator for basic net income per share -
       weighted-average common shares                 107,782           108,242
     Effect of dilutive securities - employee
       stock options                                      390               387
                                                     ---------------------------
     Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                          108,172          108,629
                                                     ===========================

Basic net income per share                              $0.55             $0.56
                                                     ===========================

Diluted net income per share                            $0.54             $0.56
                                                     ===========================

Certain options to purchase shares of common stock were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.       Comprehensive Income

Comprehensive income is comprised of the following:

                                                        13-Weeks Ended
                                             ----------------------------------
                                             June 29, 2002        June 30, 2001
                                             ----------------------------------
                                                         (in thousands)

     Net income                                    $32,145         $36,603
     Translation adjustment                         14,162        (12,582)
     Change in fair value of effective portion
     of cash flow hedges, net of deferred taxes
     of $39                                           (58)             ---

          Comprehensive income                     $46,249         $24,021
                                                   =======         =======

                                             ----------------------------------


                                                        26-Weeks Ended
                                             ----------------------------------
                                             June 29, 2002        June 30, 2001
                                             ----------------------------------
                                                         (in thousands)

     Net income                                    $58,906         $60,402
     Translation adjustment                         15,124        (11,642)
     Change in fair value of effective portion
     of cash flow hedges, net of deferred taxes
     of $64                                           (95)             ---

          Comprehensive income                     $73,935         $48,760
                                                   =======         =======

                                             ----------------------------------

9.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:



                                                  13-Weeks Ended
                              --------------------------------------------------------
                                      June 29, 2002                  June 30, 2001
                              --------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
    Sales to external
         Customers                $93,745        $29,093         $70,827      $32,807
    Income before
          Income taxes            $29,566        $12,020         $31,729      $17,337

                              --------------------------------------------------------

                                                  26-Weeks Ended
                              --------------------------------------------------------
                                     June 29, 2002                  June 30, 2001
                              --------------------------------------------------------
                                 Consumer       Aviation        Consumer      Aviation
                                                   (in thousands)
    Sales to external
         Customers               $168,492        $55,202        $129,351      $59,817
    Income before
         Income taxes             $54,714        $22,744         $51,735      $29,232

                              --------------------------------------------------------

Revenues and long-lived assets (property and equipment) by geographic area are as follows as of and for the 26-week periods ended June 29, 2002 and June 30, 2001:


                                        North America    Asia      Europe     Total
                                    --------------------------------------------------
   June 29, 2002
   Sales to external customers            $161,377       $9,103    $53,214    $223,694
   Long-lived assets                        40,332       32,277        493      73,102

   June 30, 2001
   Sales to external customers            $140,941       $6,682    $41,545    $189,168
   Long-lived assets                        38,379       29,663        499      68,541



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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                       13-Weeks Ended
                                             -----------------------------------
                                                 June 29, 2002     June 30, 2001
                                             -----------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          44.9%            46.9%
                                                      -----            -----
          Gross profit                                55.1%            53.1%
          Selling, general and                         9.0%             9.5%
          administrative
          Research and development                     6.1%             6.5%
                                                       ----             ----
          Total operating expenses                    15.1%            16.0%
                                                      -----            -----
          Operating income                            40.0%            37.1%
          Other income (expense), net                (6.1%)            10.2%
                                                     ------            -----
          Income before income taxes                  33.9%            47.3%
          Provision for income taxes                   7.7%            12.0%
                                                       ----            -----
          Net income                                  26.2%            35.3%
                                                      =====            =====
                                             -----------------------------------


                                                       26-Weeks Ended
                                             -----------------------------------
                                                 June 29, 2002     June 30, 2001
                                             -----------------------------------

          Net sales                                  100.0%           100.0%
          Cost of goods sold                          45.4%            46.6%
                                                      -----            -----
          Gross profit                                54.6%            53.4%
          Selling, general and                        10.0%            10.1%
          administrative
          Research and development                     6.9%             6.9%
                                                       ----             ----
          Total operating expenses                    16.9%            17.0%
                                                      -----            -----
          Operating income                            37.7%            36.4%
          Other income (expense), net                (3.1%)             6.4%
                                                     ------             ----
          Income before income taxes                  34.6%            42.8%
          Provision for income taxes                   8.3%            10.9%
                                                       ----            -----
          Net income                                  26.3%            31.9%
                                                      =====            =====
                                             -----------------------------------

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in
Item 1.

                                                   13-Weeks Ended
                              ----------------------------------------------------------
                                      June 29, 2002                  June 30, 2001
                              ----------------------------------------------------------
                                 Consumer       Aviation        Consumer       Aviation
                                                       (in thousands)
  Net sales                       $93,745        $29,093         $70,827        $32,807
  Cost of goods sold               44,053         11,123          36,714         11,870
                                   ------         ------          ------         ------
  Gross profit                     49,692         17,970          34,113         20,937
  Operating expenses:
     Selling, general and
        administrative              8,590          2,509           7,080          2,721
     Research and                   4,247          3,229           4,374          2,391
                                    -----          -----           -----          -----
        development

  Total operating expenses         12,837          5,738          11,454          5,112
                                   ------          -----          ------          -----
  Operating income                 36,855         12,232          22,659         15,825
  Other income (expense), net     (7,289)          (212)           9,070          1,512
  Income before
             income taxes         $29,566        $12,020         $31,729        $17,337
                                  =======        =======         =======        =======

                              ---------------------------------------------------------

                                                   26-Weeks Ended
                              ---------------------------------------------------------
                                      June 29, 2002                  June 30, 2001
                              ---------------------------------------------------------
                                 Consumer       Aviation        Consumer       Aviation
                                                       (in thousands)
  Net sales                      $168,492        $55,202        $129,351        $59,817
  Cost of goods sold               80,134         21,406          65,265         22,935
                                   ------         ------          ------         ------
  Gross profit                     88,358         33,796          64,086         36,882
  Operating expenses:
     Selling, general and
        administrative             17,490          4,848          13,737          5,323
     Research and                   9,222          6,227           8,609          4,452
        development                 -----          -----           -----          -----

  Total operating expenses         26,712         11,075          22,346          9,775
                                   ------         ------          ------          -----
  Operating income                 61,646         22,721          41,740         27,107
  Other income (expense), net      (6,932)            23           9,995          2,125
                                   -------          ----           -----          -----
  Income before
        income taxes              $54,714        $22,744         $51,735        $29,232
                                  =======        =======         =======        =======

                               --------------------------------------------------------


Comparison of 13-Weeks Ended June 29, 2002 and June 30, 2001

Net Sales

     Net sales increased $19.2 million, or 18.5%, to $122.8 million for the 13-week period ended June 29, 2002, from $103.6 million for the 13-week period ended June 30, 2001. The increase for the 13-week period ended June 29, 2002 was primarily due to the success of the new marine and automotive products that were introduced during the last 18 months and overall demand for our consumer products associated with a strong marine selling season during the quarter. Sales from our consumer products accounted for 76.3% of net sales for the first quarter of 2002 compared to 68.3% during the first quarter of 2001. Sales from our aviation products accounted for 23.7% for the first quarter of 2002 compared to 31.7% during the first quarter of 2001. Total consumer and aviation units increased 8.7% to 388,623 in 2002 from 357,454 in 2001.

     Net sales for the consumer segment increased $22.9 million, or 32.4%, to $93.7 million for the 13-week period ended June 29, 2002, from $70.8 million for the 13-week period ended June 30, 2001. The increase for the 13-week period ended June 29, 2002 was primarily due to the success of the new marine and automotive products introduced during the last 18 months and overall demand for our consumer products associated with a strong marine selling season during the quarter.

     Net sales for the aviation segment decreased $3.7 million, or 11.3%, to $29.1 million for the 13-week period ended June 29, 2002, from $32.8 million for the 13-week period ended June 30, 2001. The decrease for the 13-week period ended June 29, 2002 was primarily due to the remaining economic effects of the terrorist attacks that occurred on September 11, 2001. The aviation segment exhibited a sequential revenue increase of $3.0 million, or 11.4%, to $29.1 million during the quarter compared to $26.1 million during the first quarter of fiscal year 2002. We believe that this sequential revenue increase in our aviation segment is a signal of a continued slow economic recovery occurring in the general aviation market.

Gross Profit

     Gross profit increased $12.6 million, or 22.9%, to $67.7 million for the 13-week period ended June 29, 2002, from $55.1 million for the 13-week period ended June 30, 2001. This increase was primarily attributable to an increase in revenues due to the success of the new products that were introduced during the last 18 months, improved manufacturing efficiencies, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 200 basis points to 55.1% for the 13-week period ended June 29, 2002 compared to 53.1% for the 13-week period ended June 30, 2001.

     Gross profit for the consumer segment increased $15.6 million, or 45.6%, to $49.7 million for the 13-week period ended June 29, 2002, from $34.1 million for the 13-week period ended June 30, 2001. This increase is primarily attributable to the increase in consumer segment revenue, improved manufacturing efficiencies on many of our new products introduced during the last 18 months, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 480 basis points to 53.0% for the 13-week period ended June 29, 2002 compared to 48.2% for the 13-week period ended June 30, 2001.

     Gross profit for the aviation segment decreased $2.9 million, or 14.2%, to $18.0 million for the 13-week period ended June 29, 2002, from $20.9 million for the 13-week period ended June 30, 2001. This decrease is associated with the decline in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales decreased to 61.8% for the 13-week period ended June 29, 2002 from 63.8% for the 13-week period ended June 30, 2001. This decrease as a percentage of net sales was primarily due to product mix as we sold fewer of our higher margin aviation handheld units during 2002 when compared to 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.3 million, or 13.2%, to $11.1 million (9.0% of net sales) for the 13-week period ended June 29, 2002, from $9.8 million (9.5% of net sales) for the 13-week period ended June 30, 2001. Selling, general and administrative expenses increased $1.5 million, or 21.3%, in the consumer segment and decreased $0.2 million, or 7.8%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs (up 11%) associated with new product releases, increased administrative expenses due to marketing support and airport infrastructure expenses associated with our 25,000 sq.ft. flight test and certification facility located at New Century Airport near our Olathe, Kansas facility. Increased selling, general and administrative expenses within the aviation segment were offset by a general decrease due to lower revenue within the segment.

Research and Development Expense

     Research and development expenses increased $0.7 million, or 10.5%, to $7.5 million (6.1% of net sales) for the 13-week period ended June 29, 2002, from $6.8 million (6.5% of net sales) for the 13-week period ended June 30, 2001. Research and development expenses decreased $0.1 million, or 2.9%, in the consumer segment and increased $0.8 million, or 35.0%, in the aviation segment. The decrease in our consumer segment research and development was due to the timing of program costs (non-staff expense) across several products in development. The increase in our aviation segment research and development was primarily attributable to continued costs associated with our future integrated cockpit project. We added 27 new engineering personnel to our staff during the quarter as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 13-week period ended June 29, 2002 increased to $49.1 million, or 27.6% from $38.5 million for the 13-week period ended June 30, 2001. Operating income as a percentage of net sales increased to 40.0% for the 13-week period ended June 29, 2002, from 37.1% for the 13-week period ended June 30, 2001 as a result of strong consumer sales and increased gross profits, primarily within the consumer segment.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended June 29, 2002 amounted to a $7.5 million loss compared to other income of $10.6 million for the 13-week period ended June 30, 2001. Interest income for the 13-week period ended June 29, 2002 amounted to $1.8 million compared to $2.6 million for the 13-week period ended June 30, 2001, the decrease being attributable to the reduction in interest rates during the last 12 months. The average taxable equivalent interest rate return on invested cash during the quarter was 2.2% compared to 4.0% during the second fiscal quarter of 2001. Interest expense decreased to $0.3 million for the 13-week period ended June 29, 2002 from $0.5 million for the 13-week period ended June 30, 2001 due to the retirement of debt associated with our Taiwan facility, the purchase of our 1995 Olathe industrial revenue bonds, and a lower interest rate environment during the second quarter of fiscal 2002.

     We recognized a foreign currency exchange loss of $9.0 million for the 13-week period ended June 29, 2002 compared to a gain of $8.4 million for the 13-week period ended June 30, 2001. The $9.0 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2002, when the exchange rate decreased to 33.56 TD/USD at June 29, 2002 from 35.00 TD/USD at March 30, 2002. The $8.4 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2001, when the exchange rate increased to 34.50 TD/USD at June 30, 2001 from 32.84 TD/USD at March 31, 2001.

Income Tax Provision

     Income tax expense decreased by $3.1 million, to $9.4 million, for the 13-week period ended June 29, 2002 from $12.5 million for the 13-week period ended June 30, 2001 due to our lower taxable income. The effective tax rate decreased to 22.7% during the 13-week period ended June 29, 2002 from 25.4% during 13-week period ended June 30, 2001 due to additional tax incentives within our Taiwan subsidiary during fiscal 2002.

Net Income

     As a result of the above, net income decreased 12.2% for the 13-week period ended June 29, 2002 to $32.1 million compared to $36.6 million for the 13-week period ended June 30, 2001.

Comparison of 26-Weeks Ended June 29, 2002 and June 30, 2001

Net Sales

     Net sales increased $34.5 million, or 18.3%, to $223.7 million for the 26-week period ended June 29, 2002, from $189.2 million for the 26-week period ended June 30, 2001. The increase for the 26-week period ended June 29, 2002 was primarily due to the success of the new marine and automotive products that were introduced during the last 18 months and overall demand for our consumer products associated with a strong marine selling season during the first half of fiscal 2002. Sales from our consumer products accounted for 75.3% of net sales for the first half of 2002 compared to 68.4% during the first half of 2001. Sales from our aviation products accounted for 24.7% for the first half of 2002 compared to 31.7% during the first quarter of 2001. Total consumer and aviation units increased 3.0% to 701,651 in 2002 from 681,546 in 2001.

     Net sales for the consumer segment increased $39.1 million, or 30.3%, to $168.5 million for the 26-week period ended June 29, 2002, from $129.4 million for the 26-week period ended June 30, 2001. The increase for the 26-week period ended June 29, 2002 was primarily due to the success of the new marine and automotive products introduced during the last 18 months and overall demand for our consumer products associated with a strong marine selling season during the first half of fiscal 2002.

     Net sales for the aviation segment decreased $4.6 million, or 7.7%, to $55.2 million for the 26-week period ended June 29, 2002, from $59.8 million for the 26-week period ended June 30, 2001. The decrease for the 26-week period ended June 29, 2002 was primarily due to the remaining economic effects of the terrorist attacks that occurred on September 11, 2001.

Gross Profit

     Gross profit increased $21.2 million, or 21.0%, to $122.2 million for the 26-week period ended June 29, 2002, from $101.0 million for the 26-week period ended June 30, 2001. This increase was primarily attributable to an increase in revenues due to the success of the new products that were introduced during the last 18 months, improved manufacturing efficiencies, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 120 basis points to 54.6% for the 26-week period ended June 29, 2002 compared to 53.4% for the 26-week period ended June 30, 2001.

     Gross profit for the consumer segment increased $24.3 million, or 37.9%, to $88.4 million for the 26-week period ended June 29, 2002, from $64.1 million for the 26-week period ended June 30, 2001. This increase is primarily attributable to the increase in consumer segment revenue, improved manufacturing efficiencies on many of our new products introduced during the last 18 months, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 290 basis points to 52.4% for the 26-week period ended June 29, 2002 compared to 49.5% for the 26-week period ended June 30, 2001.

     Gross profit for the aviation segment decreased $3.1 million, or 8.4%, to $33.8 million for the 26-week period ended June 29, 2002, from $36.9 million for the 26-week period ended June 30, 2001. This decrease is associated with the decline in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales decreased 50 basis points to 61.2% for the 26-week period ended June 29, 2002 from 61.7% for the 26-week period ended June 30, 2001. This decrease as a percentage of net sales was primarily due to product mix as we sold fewer of our higher margin aviation handheld units during 2002 when compared to 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $3.3 million, or 17.2%, to $22.3 million (10.0% of net sales) for the 26-week period ended June 29, 2002, from $19.1 million (10.1% of net sales) for the 26-week period ended June 30, 2001. Selling, general and administrative expenses increased $3.8 million, or 27.3%, in the consumer segment and decreased $0.5 million, or 8.9%, in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs (up 19%) associated with new product releases, increased administrative expenses due to marketing support and airport infrastructure expenses associated with our 25,000 sq.ft. flight test and certification facility located at New Century Airport near our Olathe, Kansas facility. Increased selling, general and administrative expenses within the aviation segment were offset by a general decrease due to lower revenue within the segment.

Research and Development Expense

     Research and development expenses increased $2.4 million, or 18.3%, to $15.4 million (6.9% of net sales) for the 26-week period ended June 29, 2002, from $13.1 million (6.9% of net sales) for the 26-week period ended June 30, 2001. Research and development expenses increased $0.6 million, or 7.1%, in the consumer segment and $1.8 million, or 39.9%, in the aviation segment. The increase in expense was primarily due to the continued development of our future integrated cockpit within our aviation segment and the addition of 56 new engineering personnel to our staff within the last 12 months as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 26-week period ended June 29, 2002 increased to $84.4 million, or 22.5% from $68.8 million for the 26-week period ended June 30, 2001. Operating income as a percentage of net sales increased to 37.7% for the 26-week period ended June 29, 2002, from 36.4% for the 26-week period ended June 30, 2001 as a result of strong consumer sales and increased gross profits, primarily within the consumer segment.

Other Income (Expense)

     Other income for the 26-week period ended June 29, 2002 amounted to a $6.9 million loss compared to other income of $12.1 million for the 26-week period ended June 30, 2001. Interest income for the 26-week period ended June 29, 2002 amounted to $3.4 million compared to $5.9 million for the 26-week period ended June 30, 2001, the decrease being attributable to the reduction in interest rates during the last 12 months. The average taxable equivalent interest rate return on invested cash during the 26-week period ended June 29, 2002 was 2.2% compared to 4.5% during the 26-week period ended June 30, 200l. Interest expense decreased to $0.7 million for the 26-week period ended June 29, 2002 from $1.2 million for the 26-week period ended June 30, 2001, due to the retirement of debt associated with our Taiwan facility, the purchase of our 1995 Olathe industrial revenue bonds, and a lower interest rate environment during the last 12 months.

     We recognized a foreign currency exchange loss of $9.7 million for the 26-week period ended June 29, 2002 compared to a gain of $7.3 million for the 26-week period ended June 30, 2001. The $9.7 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the 26-week period ended June 29, 2002, when the exchange rate decreased to 33.56 TD/USD at June 29, 2002 from

35.17 TD/USD at December 29, 2001. The $7.3 million gains was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the 26-week period ended June 30, 2001, when the exchange rate increased to 34.50 TD/USD at June 30, 2001 from 33.01 TD/USD at December 30, 2000.

Income Tax Provision

     Income tax expense decreased by $2.0 million, to $18.6 million, for the 26-week period ended June 29, 2002 from $20.6 million for the 26-week period ended June 30, 2001 due to our lower taxable income. The effective tax rate decreased to 24.0% during the 26-week period ended June 29, 2002 from 25.4% during the 26-week period ended June 30, 2001 due to additional tax incentives within our Taiwan subsidiary during fiscal 2002.

Net Income

     As a result of the above, net income decreased 2.5% for the 26-week period ended June 29, 2002 to $58.9 million compared to $60.4 million for the 26-week period ended June 30, 2001.

Liquidity and Capital Resources

     Net cash generated by operating activities was $78.6 million for the 26-week period ended June 29, 2002 compared to $48.1 million for the 26-week period ended June 30, 2001. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We did experience a $16.7 million further reduction in inventory at June 29, 2002 when compared to fiscal year-end December 29, 2001 due to reduction in finished goods inventory associated with strong customer demand during the quarter. We increased inventory levels at the end of fiscal year 2000 due partially to industry shortages of certain raw materials. These raw material shortages have since normalized and we believe that it is not necessary at this time to carry an unusual level of raw material inventory.

     Cash flow from investing activities during the 26-week period ending June 29, 2002 was a $121.1 million use of cash. Cash flow used in investing activities principally relates to $5.4 million in capital expenditures, the purchase of $12.9 million of intangible assets, and the net purchase of $102.6 million of fixed income securities associated with the investment of our on-hand cash balances. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the 26-week period ended June 29, 2002 was approximately 2.2%.

     Cash flow from financing activities during the period was a $12.2 million use of cash due to the retirement of debt associated with our Taiwan facility and our 1995 industrial revenue bond issuance.

     We currently use cash flow from operations to fund our capital expenditures, to repay debt and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayment of indebtedness and working capital requirements.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the next 12 months.

Contractual Obligations and Commercial Commitments

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance for the expansion of its Olathe, Kansas facility. At June 29, 2002 and June 30, 2001, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.95% and 3.9% at June 29, 2002 and June 30, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has the option of requiring Garmin International, Inc. to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through June 29, 2002. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds.

     On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year tax-exempt Industrial Revenue Bond issuance for the construction of its corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. As of May 1, 2002, Garmin International, Inc. purchased all $9.3 million of its outstanding 1995 Series tax-exempt Industrial Revenue Bonds to further decrease its long-term debt. At June 29, 2002 and June 30, 2001, outstanding principal under the Bonds totaled $0.0 million and $9.3 million, respectively. Interest on the Bonds is payable monthly at a variable interest rate (1.95% and 3.9% at June 29, 2002 and June 30, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025.

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

     During 1999, Garmin Corporation borrowed $18.0 million to finance the purchase of land and a new manufacturing facility in Shijr, Taiwan. The remaining debt associated with this facility was retired during the first quarter of fiscal 2002.

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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the exchange rate between the Taiwan Dollar and the U.S. Dollar has proven to be relatively stable. However, within the last two years we have experienced significant foreign currency gains and losses due to fluctuations in the value of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal foreign currency resulting in foreign currency exchange rate risk is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 4.1% during the second quarter of fiscal 2002 and resulted in a foreign currency loss of $9.0 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

         Interest Rate Risk

     As of June 29, 2002, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million) and another on February 6, 2001 ($5.0 million), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $0.8 million is the amount we would be required to pay to terminate the swap agreements at June 29, 2002. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $0.7 million (positive 10% change) or $0.9 million (negative 10% change), respectively.

     The Company's average outstanding debt during the 13-week period ended June 29, 2002 was approximately $23.1 million. The average interest rate on debt during the quarter was approximately 4.6%. A 10% positive or negative change in the average interest rate during the quarter would have resulted in interest expense of $0.4 million (positive 10% change) or $0.2 million (negative 10% change), respectively. This compares to the actual interest expense of $0.3 million during the second quarter of fiscal 2002.

Part II - Other Information

Item 1.  Legal Proceedings
-----------------------------------------
         From time to time the Company may be involved in litigation arising in the course of its operations. As of August 12, 2002, the Company was not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds
-----------------------------------------
         None

Item 3.  Defaults Upon Senior Securities
-----------------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------
         The Company held its Annual General Meeting of Shareholders on June 7, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual General Meeting. All such matters were approved. A total of 106,299,859 common shares or approximately 99% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

                  1)  Election of Two Directors of the Company:

                  Nominee                   For                    Withheld
                  -------                   ---                    --------

                  Donald H. Eller        106,227,360                72,499
                  Ruey-Jeng Kao          106,196,587               103,272

         The terms of office of Directors Gary L. Burrell and Min H. Kao will continue until the Annual General Meeting of Shareholders in 2003. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2004. The terms of office of Directors Donald H. Eller and Ruey-Jeng Kao will continue until the Annual General Meeting of Shareholders in 2005.

                  2) Appointment of Ernst & Young LLP as Independent Auditors for the 2002 Fiscal Year at Remuneration to be Approved by the Board of Directors:


                    For         Against        Abstain        Broker non-votes
                    ---         -------        -------        ----------------

                106,156,330     136,062         7,467                N/A


Item 5.  Other Information
-----------------------------------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a.       Exhibits


         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


b.       Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 29, 2002.

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


                                           GARMIN LTD.


                                           By  /s/ Kevin Rauckman
                                               Kevin Rauckman
                                               Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

     Dated:  August 12, 2002

                                                                   Exhibit 99.1

                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
                               United States Code)


     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Garmin Ltd. (the "Company") does hereby certify that:

(1) The Quarterly Report on Form 10-Q for the quarter ended June 29, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: August 12, 2002              /s/ Gary L. Burrell
                                    Gary L. Burrell
                                    Co-Chairman and Co-Chief Executive Officer



Dated: August 12, 2002              /s/ Min H. Kao
                                    Min H. Kao
                                    Co-Chairman and Co-Chief Executive Officer



Dated: August 12, 2002              /s/ Kevin Rauckman
                                    Kevin Rauckman
                                    Chief Financial Officer


This certification accompanies the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.