Form 10-Q
period 2002-09-28
GARMIN LTD
filed 2002-11-13
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ____ to ____

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

                                   No Changes

Former name,former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [x] NO [ ]


       Number of shares outstanding of the Company's common shares as of
                                November 5, 2002:
                   Common Shares, $.01 par value - 107,805,027


*The executive offices of the Registrant's principal United States subsidiary are located at 1200 East 151st Street, Olathe, Kansas 66062. The telephone number there is (913) 397-8200.

                                   Garmin Ltd.
                                    Form 10-Q
                        Quarter Ended September 28, 2002

                                Table of Contents



 Part I - Financial Information                                             Page

         Item 1.  Condensed Consolidated Financial Statements (unaudited)

                  Introductory Comments                                        3

                  Condensed Consolidated Balance Sheets at September
                  28, 2002 and December 29, 200                                4

                 Condensed Consolidated Statements of Income for the
                 13 weeks ended September 28, 2002 and September 29, 2001
                 and the 39 weeks ended September 28, 2002 and
                 September 29, 2001                                            5

                 Condensed Consolidated Statements of Cash Flows for the
                 39-weeks ended September 28, 2002 and September 29, 2001      6

                 Notes to Condensed Consolidated Financial Statements -
                 September 28, 2002                                            7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                11

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                                  19

        Item 4.  Controls and procedures                                      20

 Part II - Other Information

        Item 1.   Legal Proceedings                                           21

        Item 2.   Changes in Securities and Use of Proceeds                   21

        Item 3.   Defaults Upon Senior Securities                             21

        Item 4.   Submission of Matters to a Vote of Security Holders         21

        Item 5.   Other Information                                           21

        Item 6.   Exhibits and Reports on Form 8-K                            21


 Signature Page                                                               22

                                   Garmin Ltd.
                                    Form 10-Q
                        Quarter Ended September 28, 2002




Part I - Financial Information


Item 1.  Condensed Consolidated Financial Statements (unaudited)


Introductory Comments

     The Condensed Consolidated Financial Statements of Garmin Ltd. and subsidiaries ('Garmin' or the 'Company') included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2001. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

     The results of operations for the 13 and 39-week periods ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year 2002.

                          Garmin Ltd. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except share information)


                                                                              ---------------------------------------
                                                                                     (Unaudited)
                                                                                  September 28,         December 29,
                                                                                           2002                 2001
Assets
Current assets:
     Cash and cash equivalents                                                         $194,444             $192,842
     Marketable securities                                                               77,555               40,835
     Accounts receivable, net                                                            44,916               47,998
     Inventories                                                                         50,109               61,132
     Deferred income taxes                                                                6,963                7,007
     Prepaid expenses and other current assets                                            5,135                2,921
                                                                              ------------------      ---------------

Total current assets                                                                    379,122              352,735

Property and equipment, net                                                              71,644               70,086

Marketable securities                                                                   151,020               90,749
Restricted cash                                                                           1,458                1,600
Other assets, net                                                                        25,594               16,985
                                                                              ------------------      ---------------

Total assets                                                                           $628,838             $532,155
                                                                              ==================      ===============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                   $22,069              $18,837
     Salaries and benfits payable                                                         3,993                3,308
     Warranty reserve                                                                     3,802                4,777
     Other accrued expenses                                                               9,409                5,485
     Income taxes payable                                                                 7,490               12,444
     Current portion of long-term debt                                                    1,334                4,177
                                                                              ------------------      ---------------

Total current liabilities                                                                48,097               49,028

Long-term debt, less current portion                                                     18,666               28,011
Deferred income taxes                                                                     1,075                1,147

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 authorized, none issued                        -                    -
   Common stock, $0.01 par value, 500,000,000, share authorized:
    Issued and outstanding shares - 107,774,918 in 2001 and 107,777,796 in 2002           1,078                1,078
   Additional paid-in capital                                                           127,349              127,131
   Retained earnings                                                                    462,422              365,087
   Accumulated other comprehensive loss                                                 (29,849)             (39,327)
                                                                              ------------------      ---------------

Total stockholders' equity                                                              561,000              453,969
                                                                              ------------------      ---------------
Total liabilities and stockholders' equity                                             $628,838             $532,155
                                                                              ==================      ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Garmin Ltd. And Subsidiaries
            Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)


                                           13-Weeks Ended                              39-Weeks Ended
                                        -------------------------------------       -------------------------------------
                                         September 28,         September 29,          September 28,        September 29,
                                                  2002                  2001                   2002                 2001
                                        -------------------------------------       -------------------------------------

Net sales                                     $107,756               $86,930               $331,450             $276,098

Cost  of goods sold                             48,705                39,201                150,245              127,401
                                        ---------------      ----------------       ----------------      ---------------

Gross profit                                    59,051                47,729                181,205              148,697

Selling, general and
     administrative expenses                    11,055                 9,663                 33,393               28,723
Research and development
     expense                                     7,954                 7,306                 23,403               20,367
                                        ---------------      ----------------       ----------------      ---------------
                                                19,009                16,969                 56,796               49,090
                                        ---------------      ----------------       ----------------      ---------------

Operating income                                40,042                30,760                124,409               99,607

Other income (expense):
     Interest income                             1,483                 3,018                  4,864                8,948
     Interest expense                             (334)                 (522)                (1,051)              (1,749)
     Foreign currency                            9,592                   335                   (146)               7,651
     Other                                         (19)                  (89)                   146                   12
                                        ---------------      ----------------       ----------------      ---------------
                                                10,722                 2,742                  3,813               14,862
                                        ---------------      ----------------       ----------------      ---------------

Income before income taxes                      50,764                33,502                128,222              114,469

Income tax provision                            12,336                 8,501                 30,887               29,066
                                        ---------------      ----------------       ----------------      ---------------

Net income                                     $38,428               $25,001                $97,335              $85,403
                                        ===============      ================       ================      ===============

Net income per share:
     Basic                                       $0.36                 $0.23                  $0.90                $0.79
     Diluted                                     $0.36                 $0.23                  $0.90                $0.79

Weighted average common
     shares outstanding:
     Basic                                     107,798               108,242                107,788              108,242
     Diluted                                   108,139               108,599                108,193              108,621


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Garmin Ltd. And Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)
                                 39-Weeks Ended

                                                                       -------------------------------------------
                                                                           September 28,            September 29,
                                                                                    2002                     2001
                                                                       -------------------------------------------
Operating Activities:
        Net income                                                               $97,335                  $85,403
        Depreciation and amortization                                              9,683                    6,793
        Gain on sale of property and equipment                                      (165)                     (45)
        Provision for doubtful accounts                                              557                      229
        Deferred income taxes                                                        638                     (685)
        Foreign currency transaction gains                                          (416)                  (2,611)
Changes in operating assets and liabilities:
        Accounts receivable                                                        2,525                  (11,679)
        Inventories                                                               11,021                   23,014
        Other current assets                                                      (2,214)                  (3,179)
        Accounts payable                                                           3,231                   (7,948)
        Other current liabilities                                                  3,754                    1,726
        Income taxes                                                               3,932                    4,599
                                                                       ------------------       ------------------
Net cash provided by operating activities                                        129,882                   95,617

Investing activities:
Purchases of property and equipment                                               (6,917)                 (10,823)
Purchase of intangible assets                                                    (13,189)                       -
Purchase of marketable securities, net                                           (96,991)                       -
Change in restricted cash                                                            142                    5,920
Other                                                                                220                  (12,112)
                                                                       ------------------       ------------------
Net cash used in investing activities                                           (116,735)                 (17,015)

Financing activities:
Payments on long term debt                                                       (12,188)                 (11,006)
Repurchase of common stock                                                           388                     (150)
                                                                       ------------------       ------------------
Net cash used in financing activities                                            (11,800)                 (11,156)

Effect of exchange rate changes on cash                                              255                   (5,908)

                                                                       ------------------       ------------------
Net increase in cash                                                               1,602                   61,538
Cash and cash equivalents at beginning of period                                 192,842                  251,731
                                                                       ------------------       ------------------
Cash and cash equivalents at end of period                                      $194,444                 $313,269
                                                                       ==================       ==================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Garmin Ltd. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 28, 2002
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13 and 39-week periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ended December 28, 2002.

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

The company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 28, 2002 and September 29, 2001 both contain operating results for 13 weeks.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires accounting for all business combinations using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles will be subject to periodic impairment testing and, if impaired, will be written down to fair value.

The Company adopted SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization and impairment provisions of the statement has not had a significant impact on the Company's financial position and results of operations.

3.       Inventories

The components of inventories consist of the following:

                                 September 28, 2002        December 29, 2001
                               -------------------------------------------------

  Raw materials                       $24,551                        $26,381
  Work-in-process                      10,139                          9,582
  Finished goods                       20,905                         34,723
  Inventory reserves                  (5,486)                         (9,554)
                                   -------------                ----------------

  Inventory, net of reserves          $50,109                        $61,132
                                   =============                ================

                              --------------------------------------------------



4.       Long-Term Debt

On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year tax-exempt Industrial Revenue Bond issuance for the construction of its corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. As of May 1, 2002, Garmin International, Inc. purchased all $9.3 million of its outstanding 1995 Series tax-exempt Industrial Revenue Bonds to further decrease its long-term debt. At September 28, 2002 and September 29, 2001, outstanding principal under the Bonds totaled $0.0 million and $9.3 million, respectively. Interest on the Bonds was payable monthly at a variable interest rate (3.9% at September 29, 2001), which was adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds.

5.       Stock Repurchase Plan

On September 24, 2001, Garmin announced that its Board of Directors approved a share repurchase program authorizing Garmin to purchase up to five million common shares of Garmin Ltd. as market and business conditions warrant. The purchases may be made from time to time on the open market or in negotiated transactions in compliance with Rule 10b-18 promulgated by the Securities and Exchange Commission. The timing and amounts of any purchases will be determined by Garmin's management depending on market conditions and other factors deemed relevant. The share repurchase authorization expires on December 31, 2002. As of September 28, 2002, Garmin had purchased a total of 595,200 shares pursuant to this share repurchase authorization at a total cost of $9.8 million. All such purchased shares have been cancelled and now form part of the authorized but unissued capital of Garmin, since Cayman Islands law does not permit a company to hold its own shares. There were no shares repurchased during the 13 and 39-week periods ended September 28, 2002.

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

7.       Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share information):

                                                             13-Weeks Ended
                                                    ----------------------------
                                                    September 28,  September 29,
                                                       2002            2001
                                                    ----------------------------
  Numerator:
     Numerator for basic and diluted net income
     per share - net income                           $38,428           $25,001
                                                    ============================

  Denominator (in thousands):
     Denominator for basic net income per share-
       weighted-average common shares                 107,798           108,242
     Effect of dilutive securities - employee
       stock options                                      341               357
                                                    ----------------------------
   Denominator for diluted net income per
       share - adjusted weighted-average common
       shares                                         108,139           108,599
                                                    ============================

   Basic net income per share                           $0.36             $0.23
                                                    ============================

   Diluted net income per share                         $0.36             $0.23
                                                    ============================

                                                             39-Weeks Ended
                                                    ----------------------------
                                                    September 28,  September 29,
                                                      2002             2001
                                                    ----------------------------

  Numerator:
     Numerator for basic and diluted net income
     per share - net income                           $97,335           $85,403
                                                    ============================

  Denominator (in thousands):
     Denominator for basic net income per share-
       weighted-average common shares                 107,788           108,242
     Effect of dilutive securities - employee
       stock options                                      405               379
                                                    ----------------------------
  Denominator for diluted net income per
     share - adjusted weighted-average common
     shares                                           108,193           108,621
                                                    ============================

  Basic net income per share                            $0.90             $0.79
                                                    ============================

  Diluted net income per share                          $0.90             $0.79
                                                   =============================

Certain options to purchase shares of common stock were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.       Comprehensive Income

Comprehensive income is comprised of the following:


                                                                                  13-Weeks Ended
                                                             ---------------------------------------------------------
                                                             September 28, 2002           September 29, 2001
                                                             ---------------------------------------------------------
                                                                                  (in thousands)

        Net income                                                        $38,428                     $25,001
        Translation adjustment                                             (5,789)                      2,425
        Change in fair value of available for sale securities                 238                           -
                                                                     -------------               -------------

             Comprehensive income                                         $32,877                     $27,426
                                                                     =============               =============



                                                                                  39-Weeks Ended
                                                             ---------------------------------------------------------
                                                             September 28, 2002           September 29, 2001
                                                             ---------------------------------------------------------
                                                                                  (in thousands)

        Net income                                                        $97,335                     $85,403
        Translation adjustment                                              9,081                      (9,217)
        Change in fair value of effective portion of
             cash flow hedges                                                 159                           -
        Change in fair value of available for sale securities                 238                           -
                                                                     -------------               -------------

             Comprehensive income                                        $106,813                     $76,186
                                                                     =============               =============





9.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:


                                                                 13-Weeks Ended
                                  ------------------------------------------------------------------------------
                                  September 28, 2002                     September 29, 2001
                                  ------------------------------------------------------------------------------
                                       Consumer           Aviation            Consumer           Aviation
                                                                 (in thousands)
         Sales to external
             customers                    $80,218            $27,538             $64,165            $22,765
         Income before
             income taxes                 $39,407            $11,357             $23,442            $10,060



                                                                 39-Weeks Ended
                                  ------------------------------------------------------------------------------
                                  September 28, 2002                     September 29, 2001
                                  ------------------------------------------------------------------------------
                                       Consumer           Aviation            Consumer           Aviation
                                                                 (in thousands)
         Sales to external
             customers                   $248,710            $82,740            $193,516            $82,582
         Income before
             income taxes                 $94,122            $34,100             $75,177            $39,292



Revenues and long-lived assets (property and equipment) by geographic area are as follows as of and for the 39-week periods ended September 28, 2002 and September 29, 2001:


                                                    North America            Asia               Europe              Total
                                                 --------------------------------------------------------------------------------
        September 28, 2002 (in thousands)
          Sales to external customers                    $239,343             $16,142             $75,965           $331,450
          Long-lived assets                               $40,600             $30,553                $491            $71,644

        September 29, 2001 (in thousands)
          Sales to external customers                    $207,821              $9,822             $58,455           $276,098
          Long-lived assets                               $39,079             $29,254                $457            $68,790




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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                                                  13-Weeks Ended
                                             ---------------------------------------------------------
                                             September 28, 2002           September 29, 2001
                                             ---------------------------------------------------------

        Net sales                                          100.0%                      100.0%
        Cost of goods sold                                  45.2%                       45.1%
                                                     -------------               -------------
        Gross profit                                        54.8%                       54.9%
        Selling, general and administrative                 10.3%                       11.1%
        Research and development                             7.4%                        8.4%
                                                     -------------               -------------
        Total operating expenses                            17.6%                       19.5%
                                                     -------------               -------------
        Operating income                                    37.2%                       35.4%
        Other income, net                                   10.0%                        3.2%
                                                     -------------               -------------
        Income before income taxes                          47.1%                       38.5%
        Income taxes                                        11.4%                        9.8%
                                                     -------------               -------------
        Net income                                          35.7%                       28.8%
                                                     =============               =============



                                                                  39-Weeks Ended
                                             ---------------------------------------------------------
                                             September 28, 2002           September 29, 2001
                                             ---------------------------------------------------------

        Net sales                                          100.0%                      100.0%
        Cost of good sold                                   45.3%                       46.1%
                                                     -------------               -------------
        Gross profit                                        54.7%                       53.9%
        Selling, general and administrative                 10.1%                       10.4%
        Research and development                             7.1%                        7.4%
                                                     -------------               -------------
        Total operating expenses                            17.1%                       17.8%
                                                     -------------               -------------
        Operating income                                    37.5%                       36.1%
        Other income, net                                    1.2%                        5.4%
                                                     -------------               -------------
        Income before income taxes                          38.7%                       41.5%
        Income taxes                                         9.3%                       10.5%
                                                     -------------               -------------
        Net income                                          29.4%                       30.9%
                                                     =============               =============

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.


                                                              13-Weeks Ended
                              ---------------------------------------------------------------------------
                                      September 28, 2002                     September 29, 2001
                                        (in thousands)                         (in thousands)
                              ---------------------------------------------------------------------------
                                 Consumer            Aviation            Consumer            Aviation

Net sales                             $80,218            $27,538              $64,165            $22,765
Cost of goods sold                     38,008             10,697               30,796              8,405
                              ----------------    ---------------    -----------------    ---------------
Gross profit                           42,210             16,841               33,369             14,360
Operating expenses:
   Selling, general and
         administrative                 8,285              2,770                7,306              2,357
   Research and development             4,453              3,501                4,683              2,623
                              ----------------    ---------------    -----------------    ---------------
Total operating expenses               12,738              6,271               11,989              4,980

Operating income                       29,472             10,570               21,380              9,380
Other income, net                       9,935                787                2,062                680
                              ----------------    ---------------    -----------------    ---------------
Income before income taxes            $39,407            $11,357              $23,442            $10,060
                              ================    ===============    =================    ===============



                                                              39-Weeks Ended
                              ---------------------------------------------------------------------------
                                      September 28, 2002                     September 29, 2001
                                        (in thousands)                         (in thousands)
                              ---------------------------------------------------------------------------
                                 Consumer            Aviation            Consumer            Aviation
Net sales                            $248,710            $82,740             $193,516            $82,582
Cost of goods sold                    118,142             32,103               96,061             31,340
                              ----------------    ---------------    -----------------    ---------------
Gross Profit                          130,568             50,637               97,455             51,242
Operating expenses:
   Selling, general and
         administrative                25,774              7,619               21,042              7,681
   Research and development            13,675              9,728               13,292              7,075
                              ----------------    ---------------    -----------------    ---------------
Total operating expenses               39,448             17,347               34,334             14,756

Operating income                       91,120             33,290               63,121             36,486
Other income, net                       3,003                810               12,056              2,806
                              ----------------    ---------------    -----------------    ---------------
Income before income taxes            $94,123            $34,100              $75,177            $39,292
                              ================    ===============    =================    ===============



Comparison of 13-Weeks Ended September 28, 2002 and September 29, 2001

Net Sales

     Net sales increased $20.9 million, or 24%, to $107.8 million for the 13-week period ended September 28, 2002, from $86.9 million for the 13-week period ended September 29, 2001. The increase for the 13-week period ended
September 28, 2002 was primarily due to the success of the new marine and automotive products that were introduced during the last 21 months and overall demand for our consumer products. Sales from our consumer products accounted for 74.4% of net sales for the third quarter of 2002 compared to 73.8% during the third quarter of 2001. Sales from our aviation products accounted for 25.6% for the third quarter of 2002 compared to 26.2% during the third quarter of 2001. Total consumer and aviation units sold increased 22% to 378,000 in 2002 from 311,000 in 2001.

     Net sales for the consumer segment increased $16 million, or 25%, to $80.2 million for the 13-week period ended September 28, 2002, from $64.2 million for the 13-week period ended September 29, 2001. The increase for the 13-week period ended September 28, 2002 was due to the success of a majority of our new consumer products that were introduced during the last 21 months and overall demand for our consumer products.

     Net sales for the aviation segment increased $4.8 million, or 21%, to $27.5 million for the 13-week period ended September 28, 2002, from $22.8 million for the 13-week period ended September 29, 2001. The increase for the 13-week period ended September 28, 2002 was due to revenues from new product releases as well as comparison to a weak third quarter of 2001, which was impacted by the events of September 11, 2001. The aviation segment exhibited a sequential revenue decrease of $1.6 million, or 5.3%, to $27.5 million during the quarter compared to $29.1 million during the second quarter of fiscal year 2002. We believe that this sequential revenue decrease in our aviation segment is a signal of the continued challenges faced by the general aviation market due to the current weak economic environment.

Gross Profit

     Gross profit increased $11.3 million, or 23.7%, to $59.1 million for the 13-week period ended September 28, 2002, from $47.7 million for the 13-week period ended September 29, 2001. This increase was primarily attributable to an increase in revenues due to continued strong sell-through of new products that were introduced during the last 18 months. Gross profit as a percentage of net sales was 54.8% for the 13-week period ended September 28, 2002 which was consistent with 54.9% for the 13-week period ended September 29, 2001.

     Gross profit for the consumer segment increased $8.8 million, or 26.5%, to $42.2 million for the 13-week period ended September 28, 2002, from $33.4 million for the 13-week period ended September 29, 2001. This increase is primarily attributable to the increase in consumer segment revenue, driven by strong automotive and marine sales. Gross profit as a percentage of net sales increased 60 basis points to 52.6% for the 13-week period ended September 28, 2002 compared to 52.0% for the 13-week period ended September 29, 2001.

     Gross profit for the aviation segment increased $2.5 million, or 17.3%, to $16.8 million for the 13-week period ended September 28, 2002, from $14.4 million for the 13-week period ended September 29, 2001. This increase is associated with an increase in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales decreased to 61.2% for the 13-week period ended September 28, 2002 from 63.1% for the 13-week period ended September 29, 2001. This decrease as a percentage of net sales was primarily due to product mix between panel mount and handheld units during 2002 when compared to 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1.4 million, or 14.4%, to $11.1 million (10.3% of net sales) for the 13-week period ended September 28, 2002, from $9.7 million (11.1% of net sales) for the 13-week period ended September 29, 2001. Selling, general and administrative expenses increased $1.0 million, or 13.4%, in the consumer segment and increased $0.4 million, or 17.5% in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization, increased advertising costs (up 6%) associated with new product releases, increased administrative expenses due to marketing support, and airport infrastructure expenses associated with our 25,000 sq.ft. flight test and certification facility located at New Century Airport near our Olathe, Kansas facility.

Research and Development Expense

     Research and development expenses increased $0.6 million, or 8.9%, to $8.0 million (7.4% of net sales) for the 13-week period ended September 28, 2002, from $7.3 million (8.4% of net sales) for the 13-week period ended September 29, 2001. Research and development expenses decreased $0.2 million, or (4.9%), in the consumer segment due to the timing of program costs (non-staff expense) across several products in development. The increase in our aviation segment research and development was primarily attributable to continued costs associated with our future integrated cockpit project. We added 11 new engineering personnel to our staff during the quarter as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 13-week period ended September 28, 2002 increased 30.2% to $40.0 million from $30.8 million for the 13-week period ended September 29, 2001. Operating income as a percentage of net sales increased to 37.2% for the 13-week period ended September 28, 2002, from 35.4% for the 13-week period ended September 29, 2001 as a result of strong consumer sales and increased gross profits, primarily within the consumer segment.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended September 28, 2002 totaled $10.7 million compared to other income of $2.7 million for the 13-week period ended September 29, 2001. Interest income for the 13-week period ended September 28, 2002 amounted to $1.5 million compared to $3.0 million for the 13-week period ended September 29, 2001, the decrease being attributable to the reduction in interest rates. The average taxable equivalent interest rate return on invested cash and cash equivalents during the quarter was 1.75% compared to 4.02% during the third fiscal quarter of 2001. Interest expense decreased to $0.3 million for the 13-week period ended September 28, 2002 from $0.5 million for the 13-week period ended September 29, 2001 due to the retirement of debt associated with our Taiwan facility, the purchase of our 1995 Olathe industrial revenue bonds, and a lower interest rate environment.

     We recognized a foreign currency exchange gain of $9.6 million for the 13-week period ended September 28, 2002 compared to a gain of $0.3 million for the 13-week period ended September 29, 2001. The $9.6 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2002, when the exchange rate increased to 34.95 TD/USD at September 28, 2002 from 33.56 TD/USD at June 29, 2002. The $0.3 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2001, when the exchange rate increased to 34.52 TD/USD at September 29, 2001 from 34.50 TD/USD at June 30, 2001.



Income Tax Provision

     Income tax expense increased by $3.8 million, to $12.3 million, for the 13-week period ended September 28, 2002 from $8.5 million for the 13-week period ended September 29, 2001 due to our higher taxable income. The effective tax rate decreased to 24.3% during the 13-week period ended September 28, 2002 from 25.4% during the 13-week period ended September 29, 2001 due to additional tax incentives within our Taiwan subsidiary during fiscal 2002.

Net Income

     As a result of the above, net income increased 53.7% for the 13-week period ended September 28, 2002 to $38.4 million compared to $25.0 million for the 13-week period ended September 29, 2001.


Comparison of 39-weeks Ended September 28, 2002 and September 29, 2001

Net Sales

     Net sales increased $55.3 million, or 20%, to $331.5 million for the 39-week period ended September 28, 2002, from $276.1 million for the 39-week period ended September 29, 2001. The increase for the 39-week period ended
September 28, 2002 was primarily due to the success of the new marine and automotive products that were introduced during the last 21 months and overall demand for our consumer products. Sales from our consumer products accounted for 75% of net sales for the 39-week period in 2002 compared to 70% during the same period in 2001. Sales from our aviation products accounted for 25% for the 39-week period in 2002 compared to 30% during the same period in 2001. Total consumer and aviation units sold increased 9% to 1,079,000 in 2002 from 993,000 in 2001.

     Net sales for the consumer segment increased $55.2 million, or 28.5%, to $248.7 million for the 39-week period ended September 28, 2002, from $193.5 million for the 39-week period ended September 29, 2001. The increase for the 39-week period ended September 28, 2002 was primarily due to the success of the new marine and automotive products introduced during the last 21 months and overall demand for our consumer products.

     Net sales for the aviation segment increased $0.2 million, or 0.2%, to $82.7 million for the 39-week period ended September 28, 2002, from $82.5 million for the 39-week period ended September 29, 2001. The small increase for the 39-week period ended September 28, 2002 was primarily due to the continued economic challenges faced by the general aviation market after the events of September 11, 2001.

Gross Profit

     Gross profit increased $32.5 million, or 21.9%, to $181.2 million for the 39-week period ended September 28, 2002, from $148.7 million for the 39-week period ended September 29, 2001. This increase was primarily attributable to an increase in revenues due to strong demand for consumer GPS products that were introduced during the last 18 months, improved manufacturing efficiencies, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 80 basis points to 54.7% for the 39-week period ended September 28, 2002 compared to 53.9% for the 39-week period ended September 29, 2001.

     Gross profit for the consumer segment increased $33.1 million, or 34%, to $130.6 million for the 39-week period ended September 28, 2002, from $97.5 million for the 39-week period ended September 29, 2001. This increase is primarily attributable to the increase in consumer segment revenue, improved manufacturing efficiencies on many of our new products introduced during the last 18 months, and a reduction of raw material costs. Gross profit as a percentage of net sales increased 210 basis points to 52.5% for the 39-week period ended September 28, 2002 compared to 50.4% for the 39-week period ended September 29, 2001.

     Gross profit for the aviation segment decreased $0.6 million, or -1.2%, to $50.6 million for the 39-week period ended September 28, 2002, from $51.2 million for the 39-week period ended September 29, 2001. This decrease is associated with product mix between our panel mount and handheld units. Gross profit as a percentage of net sales decreased 80 basis points to 61.2% for the 39-week period ended September 28, 2002 from 62.0% for the 39-week period ended September 29, 2001. This decrease as a percentage of net sales was primarily due to product mix changes between panel mount and handheld units sold during 2002 when compared to 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4.7 million, or 16.3%, to $33.4 million (10.1% of net sales) for the 39-week period ended September 28, 2002, from $28.7 million (10.4% of net sales) for the 39-week period ended September 29, 2001. Selling, general and administrative expenses increased $4.7 million, or 22.5%, in the consumer segment and decreased $0.06 million, or -0.8%, in the aviation segment. The increase in expense was primarily attributable to increase in employment generally across the organization, increased advertising costs (up 6%) associated with new product releases, increased administrative expenses due to marketing support, and airport infrastructure expenses associated with our 25,000 sq.ft. flight test and certification facility located at New Century Airport near our Olathe, Kansas facility.

Research and Development Expense

     Research and development expenses increased $3.0 million, or 14.9%, to $23.4 million (7.1% of net sales) for the 39-week period ended September 28, 2002, from $20.4 million (7.4% of net sales) for the 39-week period ended September 29, 2001. Research and development expenses increased $0.4 million, or 2.9%, in the consumer segment and $2.7 million, or 37.5%, in the aviation segment. The increase in expense was primarily due to the continued development of our future integrated cockpit within our aviation segment and the addition of 50 new engineering personnel to our staff within the last 9 months as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 39-week period ended September 28, 2002 increased 24.9% to $124.4 million, from $99.6 million for the 39-week period ended September 29, 2001. Operating income as a percentage of net sales increased to 37.5% for the 39-week period ended September 28, 2002, from 36.1% for the 39-week period ended September 29, 2001 as a result of strong consumer product sales and increased gross profits, primarily within the consumer segment.


Other Income (Expense)

     Other income for the 39-week period ended September 28, 2002 totaled $3.8 million compared to other income of $14.9 million for the 39-week period ended September 29, 2001. Interest income for the 39-week period ended September 28, 2002 amounted to $4.9 million compared to $8.9 million for the 39-week period ended September 29, 2001, the decrease being attributable to the reduction in interest rates. The average taxable equivalent interest rate return on invested cash and cash equivalents during the 39-week period ended September 28, 2002 was 1.90% compared to 4.26% during the 39-week period ended September 29, 200l. Interest expense decreased to $1.1 million for the 39-week period ended September 28, 2002 from $1.7 million for the 39-week period ended September 29, 2001, due to the retirement of debt associated with our Taiwan facility, the purchase of our 1995 Olathe industrial revenue bonds, and a lower interest rate environment.

     We recognized a foreign currency exchange loss of $0.1 million for the 39-week period ended September 28, 2002 compared to a gain of $7.7 million for the 39-week period ended September 29, 2001. The $0.1 million loss was due to positive and negative currency moves of similar magnitude of the U.S. Dollar compared to the Taiwan Dollar during the 39-week period ended September 28, 2002, when the exchange rate decreased to 34.95 TD/USD at September 28, 2002 from 35.17 TD/USD at December 29, 2001. The $7.7 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the 39-week period ended September 29, 2001, when the exchange rate increased to 34.52 TD/USD at September 29, 2001 from 33.01 TD/USD at December 30, 2000.

Income Tax Provision

     Income tax expense increased by $1.8 million, to $30.9 million, for the 39-week period ended September 28, 2002 from $29.1 million for the 39-week period ended September 29, 2001 due to our higher taxable income. The effective tax rate decreased to 24.1% during the 39-week period ended September 28, 2002 from 25.4% during the 39-week period ended September 29, 2001 due to additional tax incentives within our Taiwan subsidiary during fiscal 2002.

Net Income

     As a result of the above, net income increased 14% for the 39-week period ended September 28, 2002 to $97.3 million compared to $85.4 million for the 39-week period ended September 29, 2001.


Liquidity and Capital Resources

     Net cash generated by operating activities was $129.9 million for the 39-week period ended September 28, 2002 compared to $95.6 million for the 39-week period ended September 29, 2001. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced an $11 million reduction in inventory at September 28, 2002 when compared to fiscal year-end December 29, 2001 due to a reduction in finished goods inventory associated with strong customer demand during the year. We increased inventory levels at the end of fiscal year 2000 due partially to industry shortages of certain raw materials. These raw material shortages have since normalized and we believe that it is not necessary at this time to carry a higher level of raw material inventory.

     Cash flow from investing activities during the 39-week period ending September 28, 2002 was a $116.7 million use of cash. Cash flow used in investing activities principally relates to $13.2 million in purchases of intangible assets, $6.9 million in capital expenditures, and the purchase of $97.0 million of fixed income securities. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the 39-week period ended September 28, 2002 was approximately 1.90%.

     Cash flow from financing activities during the 39-week period ending September 28, 2002 was a $11.8 million use of cash due to the retirement of debt associated with our Taiwan facility and our 1995 industrial revenue bond issuance.

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


Contractual Obligations and Commercial Commitments

     On March  23,  2000,  Garmin  completed  a $20.0  million  20-year  Taxable
Industrial Revenue Bond issuance for the expansion of its Olathe, Kansas facility. At September 28, 2002 and September 29, 2001, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.95% and 3.9% at September 28, 2002 and September 29, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has the option of requiring Garmin to establish a sinking fund related to the principal balance outstanding on the Bonds, which it had not exercised through September 28, 2002. The letter of credit is secured by a mortgage on all assets financed with the proceeds of the Bonds.

     On January 1, 1995, Garmin completed a $9.5 million 30-year tax-exempt Industrial Revenue Bond issuance for the construction of its corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin retired bonds totaling $0.2 million. As of May 1, 2002, Garmin purchased all $9.3 million of its remaining outstanding 1995 Series tax-exempt Industrial Revenue Bonds to further decrease its long-term debt. At September 28, 2002 and September 29, 2001, outstanding principal under the Bonds totaled $0.0 million and $9.3 million, respectively. Interest on the Bonds is payable monthly at a variable interest rate (1.95% and 3.9% at September 28, 2002 and September 29, 2001, respectively), which is adjusted weekly to the current market rate as determined by the remarketing agent for the Bonds with principal due upon maturity on January 1, 2025.

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

     During 1999, Garmin borrowed $18.0 million to finance the purchase of land and a new manufacturing facility in Shijr, Taiwan. The remaining debt associated with this facility was retired during the first quarter of fiscal 2002.

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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in foreign currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the exchange rate between the Taiwan Dollar and the U.S. Dollar has proven to be relatively stable. However, within the last two years we have experienced significant foreign currency gains and losses due to fluctuations in the value of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal foreign currency resulting in foreign currency exchange rate risk is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash and cash equivalents at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 4% during the third quarter of fiscal 2002 and resulted in a foreign currency gain of $9.6 million. If the exchange rate increased by a similar percentage, a comparable foreign currency loss would be recognized.

Interest Rate Risk

     As of September 28, 2002, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million) and another on February 6, 2001 ($5.0 million), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $0.8 million is the amount we would be required to pay to terminate the swap agreements at September 28, 2002. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $0.7 million (positive 10% change) or $0.9 million (negative 10% change), respectively.

     The Company's average outstanding debt during the 13-week period ended September 28, 2002 was approximately $20.0 million. The average interest rate on debt during the quarter was approximately 4.6%. A 10% positive or negative change in the average interest rate during the quarter would have resulted in interest expense of $0.4 million (positive 10% change) or $0.2 million (negative 10% change), respectively. This compares to the actual interest expense of $0.3 million during the third quarter of fiscal 2002.

Item 4.  Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and, based upon this evaluation, have concluded that the disclosure controls and procedures are effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the completion of their evaluation.

Part II - Other Information

Item 1.  Legal Proceedings
-----------------------------------------
         From time to time the Company may be involved in litigation arising in the course of its operations. As of November 13, 2002, the Company was not a party to any material legal proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------
         None

Item 5.  Other Information
-----------------------------------------
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a.       Exhibits

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


b.       Reports on Form 8-K


The Company furnished under Item 9 of Form 8-K the Company's Form 8-K dated July 31, 2002 reporting the announcement of financial results for the fiscal quarter ended June 29, 2002 and reporting the announcement of the execution of Rule 10b5-1 selling programs by two shareholders.

The Company furnished under Item 9 of Form 8-K the Company's Form 8-K dated August 21, 2002 reporting the announcement of the retirement of Gary Burrell as co-CEO and Board changes.

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

                                      GARMIN LTD.


                                      By        /s/ Kevin Rauckman
                                                Kevin Rauckman
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

Dated:  November 13, 2002

                                  Certification

I, Min H. Kao, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                        By        /s/ Min H. Kao
                                                          Min H. Kao
                                                          Co-Chairman and Chief
                                                              Executive Officer

                                  Certification

I, Kevin Rauckman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 By /s/ Kevin Rauckman
                                           Kevin Rauckman
                                           Chief Financial Officer

                                                               Exhibit 99.1



                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
                                United States Code)


Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Garmin Ltd. (the 'Company') does hereby certify that:

(1) The Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 (the 'Form 10-Q') of the Company fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: November 13, 2002            /s/ Min H. Kao
                                    Min H. Kao
                                    Co-Chairman and Chief Executive Officer



Dated: November 13, 2002            /s/ Kevin Rauckman
                                    Kevin Rauckman
                                    Chief Financial Officer


This certification accompanies the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.