Form 10-K
period 2002-12-28
GARMIN LTD
filed 2003-03-25
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 28, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ------ to ------
                         Commission file number 0-31983
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

         Company's telephone number, including area code: (345) 946-5203

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, $0.01 Per Share Par Value
                                (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [x] NO [ ]

     Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Company as of June 28, 2002, the last business day of the Company's most recently completed second fiscal quarter, based on the closing price of the Company's common shares on the Nasdaq Stock Market for that date
                 Common Shares, $.01 par value - $1,424,510,108
Number of shares outstanding of the Company's common shares as of March 7, 2003:
                   Common Shares, $.01 par value - 107,959,367
Documents  incorporated  by  reference:
Portions of the following  document are incorporated  herein by reference into
Part III of the Form 10-K as indicated:

Document                                           Part  of  Form  10-K  into
--------                                           which Incorporated
                                                   ------------------
Company's  Definitive  Proxy Statement for              Part III
the 2003 Annual Meeting of Shareholders which will be filed no later than 120 days after December 28, 2002

                                   Garmin Ltd.

                          2002 Form 10-K Annual Report

                                Table of Contents

    Cautionary Statement With Respect To Forward-Looking Comments..............1

                                     Part I

Item 1.      Business..........................................................1
Item 2.      Properties.......................................................11
Item 3.      Legal Proceedings................................................11
Item 4.      Submission of Matters to a Vote of Security Holders..............11
             Executive Officers and Significant Employees of the Company......11

                                     Part II

Item 5.      Market for the Company's Common Shares and Related Shareholder
             Matters..........................................................13
Item 6.      Selected Financial Data..........................................13
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................15
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......36

Item 8.      Financial Statements and Supplementary Data......................38
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................61

                                    Part III

Item 10.     Directors and Executive Officers of the Company..................62
Item 11.     Executive Compensation...........................................62
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Shareholder Matters..................................62
Item 13.     Certain Relationships and Related Transactions...................63
Item 14.     Controls and Procedures..........................................63

                                     Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K......................................................64
             Signatures.......................................................68


GARMIN, the GARMIN logo, the GARMIN globe design, the GARMIN "swoosh"' design, STREETPILOT, ETREX, ETREX VISTA, ETREX VENTURE, ETREX CAMO, ETREX SUMMIT, EMAP, TRACBACK, DCG, GPSMAP, GPS III, GPS V, GPSCOM, TRACPAK, G CHART, PERSONAL NAVIGATOR, GUIDANCE BY GARMIN, AUTOLOCATE, BLUECHART, NAVTALK, MAPSOURCE,
METROGUIDE, CITY SELECT and SEE-THRU are included among the registered trademarks of Garmin, and ETREX LEGEND, ETREX MARINER, RINO, IQUE, QUE and GEKO are trademarks of Garmin Ltd. or its subsidiaries. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

          CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

     The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company's other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K under the heading "Company-Specific Trends and Risks". Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     Part I

Item 1.  Business

     This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations" ("MD&A") under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. In addition, pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment and geographic information included in Item 8, "Financial Statements and Supplementary Data", Note 11 is incorporated herein by reference in partial response to this Item 1.

     The Company was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin shares in the United States. The Company owns, directly or indirectly, all of the operating companies in the Garmin group.

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of the Company's Internet website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.


Recent Developments in the Company's Business

     Share Repurchase Program

     On September 24, 2001, Garmin announced that its Board of Directors approved a share repurchase program authorizing Garmin to purchase up to five million common shares of Garmin Ltd. as market and business conditions warrant. The share repurchase authorization expired on December 31, 2002. As of December 31, 2002, Garmin had purchased a total of 595,200 shares pursuant to this share repurchase authorization at a total cost of $9.8 million. All such purchased shares have been cancelled and now form part of the authorized but unissued capital of Garmin, since Cayman Islands law does not permit a company to hold its own shares.

     Management

     Gary L. Burrell retired as Co-CEO of Garmin on August 24, 2002, his 65th birthday. Mr. Burrell remains Co-Chairman and a director of Garmin. Since August 24, 2002, Dr. Min H. Kao has served as the sole CEO and as Co-Chairman of Garmin. Dr. Kao previously served as Co-CEO of Garmin.

     In consideration of proposed Nasdaq rule changes that would require that Nasdaq-listed companies have a board composed of a majority of independent directors, Mr. Ruey-Jeng Kao resigned as a director of Garmin on August 19, 2002 and the Board of Directors voted to reduce the number of directors from six to five. The Company's Board of Directors is now composed of Gary L. Burrell, Dr. Min H. Kao and three independent directors, Gene M. Betts, Donald H. Eller and Thomas A. McDonnell.

     Debt Retirement

     On May 1, 2002, Garmin's subsidiary, Garmin International, Inc. retired all $9.3 million of its outstanding 1995 series tax-exempt Industrial Revenue Bonds.


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


Overview of the Global Positioning System

     The Global Positioning System, first made available by the U.S. government for commercial use in 1983, is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system is provided free of charge by the U.S. government.

     Reception of GPS signals from the satellites requires line-of-sight visibility between the satellites and the receiver. GPS receivers generally do not work indoors and when a receiver is outside, buildings, hills and dense foliage can attenuate or block reception. GPS receivers can be very compact, and it is not necessary to have a large dish antenna to receive GPS signals.

     Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability ("SA") for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. With SA removed, a GPS receiver can calculate its position to an accuracy of 10 meters or less, enhancing the utility of GPS for most applications.

     The accuracy and utility of GPS can be enhanced even further through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration ("FAA") is developing a Wide Area Augmentation System ("WAAS") comprising ground reference stations and additional satellites which will improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS is intended to support the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS is expected also to enhance the utility of WAAS-enabled GPS receivers for consumer applications. The FAA has stated that it expects the WAAS system to have initial operating capability by July 2003.

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

     In October 2002, Garmin began shipping its Rino(TM) 110 and Rino 120 products which are Family Radio Service and General Mobile Radio Service two-way radios with integrated GPS capabilities.

     In January 2003, Garmin announced its iQue(TM) 3600 personal digital assistant which integrates Palm OS based personal digital assistant functionality with GPS navigation functionality. The iQue3600 is expected to begin shipping in mid-2003.


Consumer

     Garmin currently offers a wide range of consumer products, including handheld GPS receivers, two-way radios with integrated GPS receivers, our StreetPilot(R) portable automotive navigation devices and fixed-mount GPS/Sounder products. Garmin believes that its consumer products are known for their value leadership, high performance, innovation and ergonomics. Garmin's iQue 3600 won the 2003 Consumer Electronics Association Best of Innovations award in the mobile office category.

     Garmin also offers a broad set of accessories for its products. For instance, Garmin's MapSource(R) CDs, which can be loaded into selected GPS products through a personal computer, provide detailed mapping information for the United States and Canada, Australia, South Africa and a number of European and Asian countries. With this information, Garmin's StreetPilot, GPS V(R), eTrex Venture(R), eTrex(R) Legend, eTrex Vista(R), and eMap(R) products can provide the customer with detailed information concerning business listings and points of interest. A user can choose a business listing (e.g., restaurants, hotels, and shops) and the unit will display the location of the destination on a map along with the user's location and the distance from the user's location. Some of Garmin's products offer automatic route calculation and turn-by-turn route guidance. Garmin's BlueChart(R) CD's and data cards, which are compatible with selected GPS chartplotter and handheld products, provide detailed nautical chart data for boaters.

     The table below includes a sampling of some of the products that Garmin currently offers to consumers.


Handheld and portable consumer products:

Geko
(2 models)                 Miniature size low-cost GPS receivers with colorful
                           design and easy operation.

eMap Pocket-size GPS with built-in basic map showing highways and major streets for personal use and business travel. MapSource compatibility allows street level mapping, points of interest and address location functionality.

eTrex
(6 models)                 Ultra compact full feature handheld GPS design for
                           outdoor enthusiasts. All models are waterproof and have rugged designs. The eTrex Summit and eTrex
                           Vista have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe. eTrex Camo features a camouflaged design and a hunting and fishing almanac. The eTrex class of products represented approximately 20 percent of Garmin's total consolidated revenues in fiscal year
                           2002 and fiscal year 2001. The eTrex class of products represented less than 10 percent of total consolidated revenues during fiscal year 2000.

StreetPilot III            Portable automotive navigation system with
                           basemap and MapSource compatibility allowing street level mapping, points of interest and address location functionality. Features include "turn by turn" automatic route guidance and voice prompting and a high resolution color display.

GPS 12
(2 models)                 Rugged handhelds for serious outdoor enthusiasts.
                           Capabilities and features available in different GPS
                           12 models include basic navigation and built-in database of cities.

GPS 72                     Rugged handheld for land or marine navigation.
                           Features include 1 MB internal memory for loading MapSource points of interest and high contrast 4-level gray scale display.

GPS 76
(3 models)                 Handheld GPS with large display and a waterproof case
                           which floats in water. Preloaded with U.S. tidal data. GPSMAP 76 has internal basemap and MapSource compatibility for street level mapping and detailed marine charts. GPSMAP 76S additionally features a barometric altimeter and an electronic compass.

GPS V Portable GPS with "turn by turn" automatic route guidance, MapSource compatibility for street level mapping and selectable vertical or horizontal displays.


Marine fixed-mount units:

GPS126, 128 and 152        Low cost fixed-mount GPS units for boating with
                           either a built-in antenna or an external antenna for exposed installations. GPS 152 has internal data-base of U.S. cities and navigation aids and has the compatibility of uploading points of interest data from a personal computer with MapSource CD-ROM's.

GPSMAP
(10 models)                Marine GPS/plotter combinations for boating and
                           fishing enthusiasts of different levels. Features available on different models include a variety of display sizes (ranging in size from 3.8" to 10"), high-contrast LCD graphics, monochrome 16-color or 256-color displays and the capability of uploading mapping and nautical chart data from a personal computer with MapSource and BlueChart CD-ROM's.


Sounder products:

FishFinders
(7 models)                 Fishfinders  feature DCG(R)and See-Thru(R)technology,
                           which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas.
                           Fishfinder Blue series products have dual frequency transducers for optimal performance in deep water.

GPSMAP/Sounder
(4 models)                 "All-in-one"  product lines  with  GPS, chartplotter
                           and sonar functionality. These units come with different display sizes (ranging in size from 4.2" to 7.25") and the capability of uploading mapping and nautical chart data. Certain models feature dual frequency transducers for optimal sonar performance in deep water. GPSMAP 188C features a high resolution color display.


Consumer communications products:

Rino
(2 models)                 Handheld two-way Family Radio Service(FRS)and General
                           Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation.
                           Features include patented "peer-to-peer position reporting" so you can transmit your location to another Rino radio. The Rino 120 has an internal basemap and MapSource compatibility for street-level mapping.

NavTalk GSM                A handheld unit that combines a 900 MHz/1800 MHz
                           GSM digital cellular telephone and a full-featured
                           GPS receiver with mapping display, "turn by turn" automatic route guidance and voice prompting.
                           Features the ability to transmit location from one unit to another unit and to location-based service companies.

VHF 720 & 725              Waterproof,  portable handheld marine two-way radios
                           with either 3-watt or 5-watt power output provide clear VHF communication capabilities for all types of boaters.


Portable Digital Assistant products:

iQue 3600
(expected to be
available in mid-2003)     Portable Digital Assistant(PDA)with integrated GPS
                           and mapping. Features include Palm OS 5 platform with all standard Palm applications, voice recorder, flip-up integrated GPS antenna, 3.8" diagonal 320x480 pixel color display, automatic route calculation, turn-by-turn voice route guidance and patent-pending contact-locator feature that connects the address book and calendar to the GPS mapping features.
                           Includes internal basemap, 32MB of internal memory, SD card expansion slot. Compatible with MapSource and BlueChart products for street-level mapping and detailed marine charts.


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

     Garmin's aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. Garmin was the first company to offer a GPS receiver, the GPS 155/165, which met the Federal Aviation Administration's requirements for certain kinds of instrument approaches and did so a full year ahead of its competitors. The GPS 155/165 with its instrument approach capability won Flying Magazine's outstanding achievement award for 1994. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was also recognized by Flying Magazine as the Editor's Choice Product of the Year for 1998. In 1994 and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won

Aviation Consumer Magazine's Gear of the Year award for best aviation portable product in 2000 and again in 2001. The GDL 49, the weather data link interface for Garmin's 400 series and 500 series products, received Flying Magazine's Editor's Choice award in 2002. Garmin won first place for avionics product support in Professional Pilot magazine's survey of its readers published in its January 2003 issue.

     Garmin's panel mounted aviation products are sold in the retrofit market where older aircraft are fitted with the latest electronics from Garmin's broad product line. Garmin believes this market continues to have good growth potential as aircraft owners elect to upgrade their existing aircraft at a cost that is lower than purchasing a new aircraft.

     Garmin has also gained market share as an original equipment manufacturer supplier to leading airframe manufacturers such as the Cessna Aircraft Company, Cirrus Design Corporation, Diamond Aircraft Industries, EADS Socata, Eurocopter, Mooney Aircraft Corporation, New Piper Aircraft Company, Raytheon Aircraft Company, Pilatus Business Aircraft, and Robinson Helicopter. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include flight control systems and primary flight and multi-function display instrumentation that use the latest display technologies.

     The table below includes a sampling of some of the aviation products currently offered by Garmin:


Handheld and portable aviation products:

GPS III Pilot              Aviation style portable GPS receiver, with built-in
                           maps and Jeppesen database.


GPSMAP 196                 Portable GPS receiver with 3.8" diagonal moving map
                           and Horizontal Situation Indicator(HSI)display with internal basemap and automatic logbook functions.
                           Also features automatic turn-by-turn automotive routing and MapSource compatibility for street level mapping.

GPSMAP 295                 A high-end portable GPS receiver designed
                           specifically for the serious aviator. Features include a 16-color display and built-in aviation database; it can download MapSource CD-ROM information through a personal computer for street level map details.


Panel-mount aviation products:

GNC 300XL TSO              Instrument Flight Rules ("IFR ") certified  product
                           that combines a GPS receiver with VHF radio and features moving map graphics.

400 Series
(3 models)                 The GNS 430 is the world's first "all-in-one"  IFR
                           certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.
                           Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.

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

GTX 320A & 327             FAA-certified  transponders  which transmit altitude
                           or flight identification to air traffic control radar systems or other aircraft's air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions.

GTX 330 & 330D             FAA-certified Mode S transponders with data link
                           capability, including local air traffic information at FAA radar sites equipped with Traffic Information
                           Service (TIS).


Aviation communications and datalink products:

NavTalk Pilot              GPS-enabled cellular telephone, with built-in
                           aviation database, offers AirCell(R) airborne service so that pilots can make and receive cellular telephone calls while airborne.

GDL 49 Satellite weather data link receiver for displaying weather information on the 400 and 500 series products.


Sales and Marketing

     Garmin's  consumer  products  are  sold  through  a  worldwide  network  of approximately 2,500 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. Garmin intends to selectively grow its dealer network geographically and by product lines. Marketing support is provided geographically from Garmin's offices in Olathe, Kansas (North, South and Central America), Romsey, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia and Australia). Garmin's distribution strategy is intended to increase Garmin's global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

     Garmin's U.S. consumer segment marketing is handled through its dealers who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin's largest consumer products dealers include:

         o Bass Pro Shops--a freshwater sports specialist with a sophisticated catalog sales effort and "super store" locations;

         o Best Buy--one of the largest U.S. electronics retailers;

         o Boaters World--a leading off-shore marine retailer with multiple locations;

         o Cabela's--a major catalog retailer for the outdoor marine market;

         o Circuit City--a leading U.S. electronics retailer;

         o Target--a leading mass merchandise chain of retail stores;

         o Wal-Mart--one of the world's largest mass retailers; and

         o West Marine--one of the largest U.S. marine retailers specializing in offshore boating equipment.


     Garmin's Europe, Middle East and Africa consumer segment marketing is handled through in-country distributors who resell to dealers. Working closely with Garmin's in-house sales and marketing staff in Romsey, U.K., these distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin's Taiwan-based marketing team handles its Asia marketing effort.

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

     In addition to the traditional distribution channels mentioned, Garmin enjoys significant market penetration with original equipment manufacturers. In the consumer market, Garmin's products are standard equipment on boats manufactured by Allison Boats, Cigarette Racing Team, Inc., Cobalt Boats, Pro Sports Boats and Ranger Boats. In the aviation market, Garmin's avionics are standard equipment on aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, EADS Socata, Eurocopter, Pilatus Business Aircraft, Mooney Aircraft Corporation, Raytheon Aircraft Company, Robinson Helicopter and The New Piper Aircraft Company. Other aircraft and boat manufacturers offer Garmin's products as optional equipment.


Competition

     The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are features, quality, design, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in these areas.

     Garmin believes that its principal competitors for consumer GPS-enabled product lines are Thales Navigation, Inc. ("Thales"), Lowrance Electronics Inc. ("Lowrance"), Cobra Electronics Corporation ("Cobra"), Raymarine Ltd. ("Raymarine"), Furuno Electronic Company, the Standard Horizon Division of Yaesu Co. Ltd. ("Standard"), the Northstar Technologies unit of Brunswick Corporation, Navman Ltd. ("Navman") and Simrad AS ("Simrad"). For Garmin's fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Furuno, Raymarine, Simrad and the Humminbird division of Teleflex, Inc. ("Humminbird"). Garmin believes that its principal competitors for marine VHF transceiver product lines are Standard, Shakespeare Corporation, Humminbird, Raymarine, Uniden Corporation, Simrad and Icom, Inc. For Garmin's general aviation product lines, Garmin considers its principal competitors to be Lowrance, for portable GPS units, and UPS Aviation Technologies, a subsidiary of United Parcel Service, Inc., Honeywell, Inc., Goodrich Corporation, Meggitt PLC, Rockwell Collins, Inc. and Avidyne Corporation for panel-mount GPS and display units. For Garmin's Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. ("Motorola"), Cobra and Audiovox Corporation. For Garmin's cellular product line, Garmin believes that its principal competitors are Nokia Oy, Telefon AB LM Ericsson, Motorola, Benefon Oy, Siemens AG ("Siemens"), Sony Corporation ("Sony") and Samsung. For Garmin's GPS sensor board product lines, Garmin believes its principal competitors are Furuno, Koden, Trimble Navigation, Ltd., Thales, Motorola, Philips N.V. ("Philips") and SiRF Technology, Inc. For Garmin's automotive product lines, Garmin considers its principal competitors to be Thales, Alpine Electronics, Inc., Denso KK, Visteon, the On-Star Division of General Motors Corporation, Navman, Xanavi Informatics Corporation, Robert Bosch GmbH, and Siemens. For Garmin's personal digital assistant product line, Garmin considers its principal competitors to be Palm, Inc., Handspring, Inc., Sony, Hewlett-Packard Company, Dell Computer Corporation and Toshiba Corporation.

     For a discussion of Garmin's competitive advantages, see below under "Manufacturing and Operations".


Research and Development

     Garmin's product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin's engineering and manufacturing teams. Garmin's products are created by its engineering and design staff of approximately 340 people worldwide. Garmin's manufacturing staff includes manufacturing process engineers who work closely with Garmin's design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin's design staff includes industrial designers, as well as software engineers, electrical engineers and mechanical engineers. Garmin believes the industrial design of its products has played an important role in Garmin's success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

     Below is a table of Garmin's expenditures on research and development over the last three fiscal years.

                                           Fiscal Years Ended
                           -----------------------------------------------------
                              December 28,       December 29,      December 30,
                                2002                2001              2000
                           ------------------  -----------------  --------------
(In thousands)
Research and development       $32,163            $28,164           $21,764


Manufacturing and Operations

     Garmin believes that one of its core competencies is its manufacturing capability at both its Shijr, Taiwan facility and its Olathe, Kansas facility. Garmin believes that its vertically integrated approach has provided it the following competitive advantages:

     Reduced time-to-market. Utilizing concurrent engineering techniques, Garmin's products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins. In this manner, Garmin can significantly reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Reducing time to market has enabled Garmin to offer several industry firsts, such as the Rino GPS-enabled Family Radio Service/General Mobile Radio Service two-way radio and the GNS 430, which integrates traditional aviation navigation and communications systems with GPS in a single package.

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

     Garmin's design and manufacturing processes are certified to ISO 9001/2, international quality standards developed by the International Organization for Standardization. Garmin's Taiwan manufacturing facility has also achieved QS 9000 quality certification. QS 9000 is a quality standard for automotive suppliers. In addition Garmin's aviation panel-mount products are designed and manufactured according to processes which are approved and monitored by the FAA.


Intellectual Property

     Garmin's success and ability to compete is dependent in part on its proprietary technology. Garmin relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 7, 2003, Garmin held 97 U.S. patents that expire at various dates no earlier than 2006. As of March 7, 2003, Garmin had 123 U.S. patent applications pending. Garmin's U.S. patents do not create any patent rights in foreign countries. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Garmin's registered U.S. trademarks include:
GARMIN; the GARMIN logo; the GARMIN globe design; the GARMIN "swoosh" design; STREETPILOT; ETREX; ETREX VISTA, ETREX VENTURE, ETREX CAMO, ETREX SUMMIT; EMAP; TRACBACK; DCG; GPSMAP; GPS III; GPSV; PERSONAL NAVIGATOR; GUIDANCE BY GARMIN; GPSCOM; PHASETRAC 12; TRACPAK; G CHART; AUTOLOCATE; BLUECHART; NAVTALK; MAPSOURCE; METROGUIDE; CITY SELECT and SEE-THRU. Our mark GARMIN and certain other trademarks have also been registered in selected foreign countries. Garmin's trademarks include ETREX LEGEND; ETREX MARINER; RINO; IQUE; QUE and GEKO. Some of

Garmin's patents and its registered trademarks and trademarks are owned by Garmin's subsidiary, Garmin Corporation.

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

     Because Garmin Corporation, one of the Company's principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin's operations. The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provide that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of China, also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks. Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year. Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC. The above limits apply to remittances involving a conversion between New Taiwan Dollars and U.S. Dollars or other foreign currencies. The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion. A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.


Employees

     As of December 31, 2002, Garmin had 1,575 full-time employees worldwide, of whom 732 were in the United States, 804 were in Taiwan and 39 were in the United Kingdom. None of Garmin's employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 2.  Properties

     Garmin's U.S. subsidiaries, Garmin International, Inc. and Garmin USA, Inc., occupy a 240,000 square foot facility on 41 acres in Olathe, Kansas, where all aviation panel-mount products are manufactured and Garmin products are warehoused, distributed, and supported for North, Central and South America. Garmin's subsidiary, Garmin Realty, LLC also purchased an additional 46 acres of land on the Olathe site in February, 2000 for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to this property which is leased to Garmin's subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin's subsidiaries for the aggregate sum of $200.

     On December 16, 2002 Garmin announced that its U.S. subsidiary, Garmin International, Inc., plans to begin construction in 2003 of an expansion to its Olathe, Kansas facility. This building expansion is expected to be completed in 2004.

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

     Garmin's subsidiary, Garmin Corporation, owns a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin's consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin Corporation occupies 208,375 square feet at this facility and leases the remaining 40,951 square feet to third parties.

     Garmin's subsidiary, Garmin (Europe) Ltd., leases an aggregate of 28,358 square feet under three leases in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. One of these leases expires in 2010 and two of these leases expire in 2015. Garmin International, Inc. also leases an aggregate of 3,233 square feet of office space in Tempe, Arizona for software development, and Wichita, Kansas for support for Garmin's aviation original equipment manufacturer operations.


Item 3.  Legal Proceedings

     From time to time, Garmin may be involved in litigation relating to claims arising out of our operations. As of March 7, 2003, Garmin was not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Executive Officers and Significant Employees of the Company

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 6, 2003.

     Gary L. Burrell, age 65, has served as Co-Chairman of Garmin Ltd. since August 2000. He also served as Co-Chief Executive Officer of Garmin Ltd. from August 2000 to August 2002. He has been a director of Garmin Corporation since January 1990. He served as President of Garmin Corporation from January 1990 to December 1998. Mr. Burrell has also been Chairman of Garmin International, Inc. since March 2002, a director of Garmin

International,  Inc.  since  August  1990 and he served as  President  of Garmin
International, Inc. from August 1990 to March 2002. Mr. Burrell has been Chairman of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. He served as President of Garmin USA, Inc. from December 2001 to March 2002. Mr. Burrell has been a director and Chairman of Garmin (Europe) Ltd. since 1992. Mr. Burrell was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and President from July 1998 to December 2001. Mr. Burrell holds a BS degree in Electrical Engineering from
Wichita State University and a MS degree in Electrical Engineering from Rensselaer Polytechnic Institute.

     Dr. Min H. Kao,  age 54, has served as  Co-Chairman  of Garmin  Ltd.  since
August 2000. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. He has been a director of Garmin (Europe) Ltd. since 1992. Dr. Kao was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and Vice President from July 1998 to December 2001. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

     Kevin S. Rauckman, age 40, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman was a director and Treasurer of Garmin Foreign Sales Corporation from January 1999 to December 2001. Previously, Mr. Rauckman served as Director of Finance and in other finance capacities for one of Allied Signal's (now known as Honeywell International, Inc.) Aerospace units from May 1996 to January 1999 and served as Finance Manager with Unisys Corporation, a technology hardware and consulting services company, from June 1993 to April 1996. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

     Andrew R. Etkind, age 47, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Previously, Mr. Etkind served as Senior Attorney for Alumax Inc., a manufacturer of aluminum and aluminum products, from March 1996 to January 1998 and was Vice President, General Counsel and Secretary of Information Management Resources, Inc., a software systems development and consulting company, from July 1993 to February 1996. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

     Gary V. Kelley, age 56, has been Director of Marketing of Garmin International, Inc. since 1992 and has been a director of Garmin (Europe) Ltd. since 1993. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

     All executive officers are elected by and serve at the discretion of the Company's Board of Directors. None of the executive officers have employment agreements with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. None of the executive officers are related to one another. Dr. Min H. Kao is the brother of Ruey-Jeng Kao, who is a supervisor of Garmin Corporation. Elected by the shareholders of Garmin Corporation, a supervisor serves as an ex-officio member of its Board of Directors to protect the interests of all shareholders.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

     The Company's common shares have traded on the Nasdaq National Market under the symbol "GRMN" since its initial public offering on December 8, 2000. As of March 7, 2003 there were 148 shareholders of record.

     No cash dividends have been paid since the initial public offering of the Company's common shares on December 8, 2000. The Company intends to retain its earnings for use in its business and therefore does not currently anticipate paying any cash dividends.

     The range of high and low closing sales prices of the Company's common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2001 and 2002 was as follows:


       ------------------------------------------------------------------------
                                 Year Ended                   Year Ended
       ------------------------------------------------------------------------
                              December 28, 2002             December 29, 2001
       ------------------------------------------------------------------------
                               High          Low             High          Low
       ------------------------------------------------------------------------

       ------------------------------------------------------------------------
       First Quarter          $22.92        $18.76          $25.13       $17.00
       ------------------------------------------------------------------------
       Second Quarter         $24.19        $21.80          $24.68       $18.00
       ------------------------------------------------------------------------
       Third Quarter          $21.90        $18.10          $23.36       $14.40
       ------------------------------------------------------------------------
       Fourth Quarter         $30.33        $18.00          $21.32       $15.50
       ------------------------------------------------------------------------


     No net proceeds of Garmin's December 8, 2000 initial public offering (the "IPO") were expended in fiscal year 2002. $13.4 million of net proceeds of the IPO were expended in fiscal year 2001. Garmin plans to use the remaining $91.0 million net proceeds from the IPO for working capital and other general corporate purposes, including possible share repurchases, acquisitions or strategic partnerships. Garmin currently has no specific plan for allocating those proceeds among working capital and other general corporate purposes. Garmin currently has no commitments to make any material investments or acquisitions and will retain broad discretion in the allocation of net proceeds from the IPO.


Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 28, 2002 and December 29, 2001 and the selected consolidated statement of income data for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 30, 2000, December 25, 1999 and December 26, 1998 and the selected consolidated statement of income data for the years ended December 25, 1999 and December 26, 1998 were derived from the Company's audited consolidated financial statements, not included herein.

     The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.



                                                                        Years ended (1)
                                       ----------------------------------------------------------------------------------
                                            Dec. 28,        Dec. 29,         Dec. 30,          Dec. 25,         Dec. 26,
                                             2002            2001             2000              1999             1998
                                       ----------------------------------------------------------------------------------
                                                             (in thousands, except per share data)
Consolidated Statements of
Income Data:
    Net sales                              $465,144         $369,119         $345,741          $232,586         $169,030
    Cost of goods sold                      210,088          170,960          162,015           105,654           82,787
                                         -----------     ------------     ------------       -----------       ---------

        Gross profit                        255,056          198,159          183,726           126,932           86,243
    Operating expenses:
        Selling, general and
              administrative                 45,453           38,709           32,669            27,063           24,680
        Research and
              development                    32,163           28,164           21,764            17,339           14,876
                                         -----------     ------------     ------------       -----------       ---------
    Total operating expenses                 77,616           66,873           54,433            44,402           39,556
                                         -----------     ------------     ------------       -----------       ---------
    Operating income                        177,440          131,286          129,293            82,530           46,687
    Other income, net (2), (3)                5,294           20,749           11,629             1,602              833
                                         -----------     ------------     ------------       -----------       ---------
    Income before income
               taxes                        182,734          152,035          140,922            84,132           47,520
    Income tax provision                     39,937           38,587           35,259            19,965           12,354
                                         -----------     ------------     ------------       -----------       ---------
                      Net income            142,797         $113,448         $105,663           $64,167          $35,166
                                         ===========     ============     ============       ===========       =========

    Net income per share:
                   Basic                      $1.32            $1.05            $1.05             $0.64            $0.35
                   Diluted                    $1.32            $1.05            $1.05             $0.64            $0.35
    Weighted average common
        shares outstanding:
                   Basic                    107,774          108,097          100,489           100,000           99,624
                   Diluted                  108,201          108,447          100,506           100,000           99,624

    Cash dividends per share (4)              $0.00            $0.00            $0.29             $0.13            $0.12

Consolidated Balance Sheet Data
(at end of Period):
    Cash and cash equivalents              $216,768         $192,842         $251,731          $104,079          $80,360
    Marketable securities                  $245,708         $131,584               $0                $0               $0
    Total assets                           $698,115         $538,984         $463,347          $250,090         $174,532
    Total debt (5)                          $20,000          $32,188          $46,946           $27,720           $9,708
    Total stockholders' equity             $602,499         $453,969         $365,239          $194,599         $135,940

------------------------------------------------------------------------------------------------------------------------


(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2) Other income, net mainly consists of interest income, interest expense and foreign currency gain (loss).
(3) Includes $0.0 million, $11.6 million, $7.0 million, ($1.5) million, and (2.2) million of foreign currency gains (losses) during 2002, 2001, 2000, 1999, and 1998 respectively.
(4) Represents cash dividends per share based on the actual number of shares outstanding at the time of the dividend, as adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000. There were no cash dividends issued during 2002 or 2001.
(5)  Total debt consists of notes payable and long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed below (the "Company-Specific Trends and Risks").

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

     Beginning in 1998, the Company elected to change its fiscal year to a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 2002, 2001, 1999 and 1998. Unless otherwise stated, all years and dates refer to the Company's fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.


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

     Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 23% since 1996 and our net income has increased at a compounded annual growth rate of 36% since 1996. All of this growth has been organic; none has occurred as a result of any acquisition or merger.

     Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the New Taiwan Dollar. Minimal transactions of our European operations are now denominated in British Pound Sterling. We experienced $0.0 million, $11.6 million, $7.0 million, and $(1.5) million in foreign currency gains (losses) during fiscal years 2002, 2001, 2000, and 1999, respectively. To date, we have not entered into hedging transactions with either the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

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


Revenue Recognition

     The Company records estimated reductions to revenue for customer sales programs and incentive offerings including rebates, price protection, promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgements using historical experience and expectation of future conditions. Changes in these estimates could negatively affect the Company's operating results. These incentives are accrued for on a percentage of sales basis and reviewed periodically. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.


Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's estimated losses are based on historical experience and expectation of future conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


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


Product Liability

     The Company has no product liability claims outstanding as of December 28, 2002 that are not covered by product liability insurance.


Inventory

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investments

     Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders' equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

     Testing for impairment of investments also requires significant management judgement. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgement elements. The discovery of new information and the passage of time can significantly change these judgements. Revisions of impairment judgements are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.


Income Taxes

     While no valuation allowance has been recorded, it is the Company's policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.


Impairments and Restructuring Charges

     The Company has experienced no impairments of long-lived assets, securities held for investment, or goodwill. No restructuring charges have been necessary.


Depreciation and Amortization

     The Company depreciates or amortizes its assets using the straight-line method.


Retirement and Post Retirement Liabilities; Pension Income and Expense

     The retirement benefits provided by the Company are classified as defined contribution plans. As this is the case, there is no retirement liability to fund. Because the retirement benefits provided by the Company are not defined benefit plans, there are no funds held in trust and therefore no pension income or expense disclosures are necessary.


Environmental Liabilities

     The Company is not aware of any environmental liabilities at this time.

Repurchase Obligations

     The Company has no repurchase obligations at this time.

Stock-based Compensation

     The Company distributes a small number of stock options each year as part of the Company's compensation package for employees. Employees with certain levels of responsibility within the Company are eligible for stock options grants, but the granting of options is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation. Stock compensation plans are discussed in detail in Note 13 of the Notes to Consolidated Financial Statements.


Insurance Loss Reserves

     Historically the Company has not experienced losses related to general or product liability claims, therefore no loss reserves have been created.


Accounting Terms and Characteristics


Net Sales

     Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers. We recognize sales when products are shipped. Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

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


Gross Profit

     The most significant components of our cost of goods sold are raw material, labor and depreciation. Raw material costs, which are our most significant cost item, have come down slightly as a percentage of sales in recent years, as we have negotiated lower raw material costs with our key suppliers. As a result, gross profit has improved somewhat as a percentage of sales when compared with prior years.

     In 2000, we experienced upward pricing pressures on our high technology components, but had offset those with efficiencies in our manufacturing processes. We did not experience significant pricing pressure in fiscal 2001 and fiscal 2002. Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where necessary, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, both our Shijr, Taiwan and Olathe, Kansas manufacturing plants have experienced relatively low costs of manufacturing, compared to our competition. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe.

     Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of some of our handheld devices sold into the consumer market have declined due to market pressures and introduction of new products sold at lower price points. The average selling prices of our aviation products have decreased due to product mix and market pressures partially offset by the introduction of more advanced products sold at higher prices. In conjunction with the effects of lower labor costs experienced on Taiwan production, the effect of the sales price variability inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.


Selling, General and Administrative Expenses

     Our selling, general and administrative expenses consist primarily of:

        o   salaries for sales and marketing personnel;

        o salaries and related costs for executives and administrative personnel;

        o   advertising, marketing, and other brand building costs;

        o   accounting and legal costs;

        o   information systems and infrastructure costs;

        o   travel and related costs; and

        o   occupancy and other overhead costs.

     Since we plan to increase market penetration in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to build increased brand awareness in the consumer marketplace, especially as we enter into new markets, such as wireless and personal digital assistants
(PDA). We also intend to increase our customer call center support as our consumer segment continues to grow. We do not anticipate that these increased expenses will significantly impact our financial results in 2003 and subsequent periods.


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

     We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget on absolute terms. Research and development expenses may also grow at a faster rate when compared to our projected revenue growth for fiscal year 2003.


Customers

     No customer accounted for greater than 10% of our sales in the year ended December 28, 2002. Our top ten customers accounted for approximately 25% of net sales. We have experienced average sales days in our customer accounts receivable between 35 and 45 days since 1998.

Income Taxes

     We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 22% during 2002. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2007. The current Taiwan tax incentives that Garmin has received approval for will end in 2007. We have applied for additional incentives for years beyond 2007. However, there can be no assurance that such tax incentives will be granted after 2007.


Results of Operations


     The following table sets forth our results of operations as a percentage of net sales during the periods shown:

                                                      Fiscal Years Ended
                                               ---------------------------------
                                               Dec. 28,    Dec. 29,     Dec. 30,
                                                 2002        2001         2000
                                               ---------------------------------

         Net sales                               100.0%      100.0%       100.0%
         Cost of goods sold                       45.2%       46.3%        46.9%
                                                  -----       -----        -----
         Gross profit                             54.8%       53.7%        53.1%
         Operating expenses:
         Selling, general and administrative       9.8%       10.5%         9.4%
         Research and development                  6.9%        7.6%         6.3%
                                                   ----        ----         ----
         Total operating expenses                 16.7%       18.1%        15.7%
                                                  -----       -----        -----
         Operating income                         38.1%       35.6%        37.4%
         Other income, net                         1.2%        5.6%         3.4%
                                                   ----        ----         ----
         Income before income taxes               39.3%       41.2%        40.8%
         Provision for income taxes                8.6%       10.5%        10.2%
                                                   ----       -----        -----
         Net income                               30.7%       30.7%        30.6%
                                                  =====       =====        =====

     The following table sets forth our results of operations for each of our two segments through income before taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income included in Item 8.


                                                                     Fiscal Years Ended
                                          --------------------------------------------------------------------------
                                             December 28, 2002       December 29, 2001        December 30, 2000
                                             -----------------       -----------------        -----------------
                                               (in thousands)           (in thousands)          (in thousands)
                                            Consumer    Aviation    Consumer     Aviation    Consumer    Aviation
                                            --------    --------    --------     --------    --------    --------
     Net sales                                $350,674    $114,470    $263,358     $105,761    $230,183    $115,558
     Cost of goods sold                        166,130      43,958     130,836       40,124     114,656      47,359
                                          --------------------------------------------------------------------------

     Gross profit                              184,544      70,512     132,522       65,637     115,527      68,199
     Operating expenses:
     Selling, general and administrative        35,114      10,339      29,018        9,691      23,756       8,913
     Research and development                   18,863      13,300      18,197        9,967      14,210       7,554
                                          --------------------------------------------------------------------------

     Total operating expenses                   53,977      23,639      47,215       19,658      37,966      16,467
                                          --------------------------------------------------------------------------

     Operating income                          130,567      46,873      85,307       45,979      77,561      51,732
     Other income, net                           4,292       1,002      17,204        3,545      10,542       1,087
                                          --------------------------------------------------------------------------

     Income before income taxes               $134,859     $47,875    $102,511     $ 49,524     $88,103     $52,819
                                              =========    ========   =========    =========    ========    =======


Comparison of Fiscal Years Ended December 28, 2002 and December 29, 2001


Net Sales

     Net sales increased $96.0 million, or 26.0%, to $465.1 million for fiscal year ended December 28, 2002, from $369.1 million for fiscal year ended December 29, 2001. The increase during fiscal 2002 was primarily due to the introduction of 22 new products and overall demand for our consumer products. Sales from our consumer products accounted for 75.4% of net revenues for fiscal 2002 compared to 71.3% during fiscal 2001. Sales from our aviation products accounted for 24.6% of net revenues for fiscal 2002 compared to 28.7% during fiscal 2001. Total consumer and aviation units sold increased 17.0% to 1,557,000 in 2002 from 1,331,000 in 2001. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

     Net sales for the consumer segment increased $87.3 million, or 33.2%, to $350.7 million for fiscal 2002 from $263.4 million for fiscal 2001. The increase was primarily due to the introduction of 18 new consumer products and overall demand for our consumer products as total units sold were up 17.1%. It is management's belief that the continued demand for the Company's consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

     Net sales for the aviation segment increased $8.7 million, or 8.2%, to $114.5 million for fiscal 2002 from $105.8 million for fiscal 2001. The increase for fiscal 2002 was primarily due to the introduction of four new products, increased penetration into the OEM market, and significant reductions of the restrictions placed on general aviation following the events of September 11, 2001. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.


Gross Profit

     Gross profit increased $56.9 million, or 28.7%, to $255.1 million for fiscal year 2002 from $198.2 million in fiscal year 2001. The increase is primarily attributed to the introduction of 22 new products and overall demand for our consumer products. Gross profit as a percentage of net revenues improved to 54.8% in 2002 from 53.7% in 2001. The improvement in gross margin was primarily due to the introduction of new higher margin products, improved manufacturing efficiencies on many of the new products introduced throughout the year, and a reduction of material costs.

     Gross profit for the consumer segment increased $52.0 million, or 39.3%, to $184.5 million for fiscal 2002 from $132.5 million in fiscal 2001. The increase is primarily attributed to the introduction of 18 new consumer products and overall demand for our consumer products. Gross profit as a percentage of net revenues for the consumer segment improved significantly to 52.6% for 2002 when compared to 50.3% for 2001.

     Gross profit for the aviation segment increased $4.9 million, or 7.4%, to $70.5 million for fiscal 2002 from $65.6 million for fiscal 2001. The increase in gross profit is primarily due to the increase in revenues associated with the introduction of four new aviation products, increased penetration into the OEM market, and a return to less restricted airspace for general aviation aircraft. Gross profit as a percentage of net revenues decreased slightly to 61.6% in 2002 from 62.1% in 2001. This decrease as a percentage of net revenues for the aviation segment is primarily attributed to product mix as we experienced a 19.4% increase in lower margin panel mount unit sales during 2002 when compared to 2001.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $6.7 million, or 17.4%, to $45.5 million (9.8% of net revenues) for fiscal 2002 from $38.7 million (10.5% of net revenues) for fiscal 2001. Selling, general and administrative expenses increased $6.1 million, or 21.0%, in the consumer segment and increased $0.6 million, or

6.7% in the aviation segment. The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of 146 employees), increased advertising costs (up 13.3%) associated primarily with new product releases, additional staffing in the customer call center, and increases in insurance premiums. Overall, selling, general and administrative expenses increased at a lower rate than revenues due to strong demand for newly introduced and existing consumer products. Management expects its selling, general and administrative expenses to increase approximately 12-15% during fiscal 2003 on an absolute dollar basis due to the anticipated introduction of new products for 2003.


Research and Development Expenses

     Research and development expenses increased $4.0 million, or 14.2%, to $32.2 million (6.9% of net revenues) for fiscal year 2002 from $28.2 million (7.6% of net revenues) for fiscal year 2001. Research and development expenses increased $.67 million, or 3.7%, in the consumer segment and increased $3.3 million, or 33.4%, in the aviation segment. The increase in expense was primarily attributable to the development and introduction of 22 new products, and the addition of 67 new engineers to our staff during fiscal 2002. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 20% to 25% during fiscal 2003 on an absolute dollar basis due to the anticipated introduction of new products for fiscal 2003. Management expects to continue to invest in the research and development of new products and technology in order to maintain the Company's competitive advantage in the markets in which it competes.


Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for fiscal year 2002 amounted to $5.3 million compared to other income of $20.7 million for fiscal year 2001, with the majority of this difference caused by foreign currency gains in 2001. Interest income for fiscal 2002 amounted to $6.5 million compared to $11.2 million for fiscal 2001, the decrease being attributable to the fall in interest rates, reducing the returns on the Company's cash and cash equivalents. Interest expense decreased to $1.3 million for fiscal 2002 from $2.2 million for fiscal 2001, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2002.

     During fiscal 2002 the Company's position was neutral with regard to foreign currency exchange gains and losses, as the U.S. Dollar was at approximately the same level at the beginning of 2002 relative to the New Taiwan Dollar (35.17 NTD/USD) as it was at the end of fiscal 2002 (34.90 NTD/USD). In fiscal 2001 there was an $11.6 million gain due to the significantly increased strength of the U.S. Dollar compared to the New Taiwan Dollar during 2001, when the exchange rate increased to 35.17 NTD/USD at December 29, 2001 from 33.01 NTD/USD at December 30, 2000.


Income Tax Provision

     Income tax expense increased by $1.4 million, to $39.9 million, for fiscal year 2002 from $38.6 million for fiscal year 2001 due to our higher taxable income. The effective tax rate was 21.9% for fiscal 2002 versus 25.4% for fiscal 2001. The decrease in tax rate is due primarily to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities there. Management believes that the effective tax rate for fiscal 2003 will be comparable to fiscal 2002.


Net Income

     As a result of the above, net income increased 25.9% to $142.8 million for fiscal year 2002 compared to $113.4 million for fiscal year 2001.

Comparison of Fiscal Years Ended December 29, 2001 and December 30, 2000


Net Sales

     Net sales increased $23.4 million, or 6.8%, to $369.1 million for fiscal year ended December 29, 2001, from $345.7 million for fiscal year ended December 30, 2000. The increase during fiscal 2001 was primarily due to the introduction of 25 new products and overall demand for our consumer products. Sales from our consumer products accounted for 71.3% of net revenues for fiscal 2001 compared to 66.6% during fiscal 2000. Sales from our aviation products accounted for 28.7% of net revenues for fiscal 2001 compared to 33.4% during fiscal 2000. Total consumer and aviation units increased 8.8% to 1,331,000 in 2001 from 1,223,000 in 2000

     Net sales for the consumer segment increased $33.2 million, or 14.4%, to $263.4 million for fiscal 2001 from $230.2 million for fiscal 2000. The increase was primarily due to the introduction of 22 new consumer products and overall demand for our consumer products as total units were up 9.7%.

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

     Gross profit for the consumer segment increased $17.0 million, or 14.7%, to $132.5 million for fiscal 2001 from $115.5 million in fiscal 2000. The increase is primarily attributed to the introduction of 22 new consumer products and overall demand for our consumer products. Gross profit as a percentage of net revenues for the consumer segment remained relatively flat at 50.3% for 2001 when compared to 50.2% for 2000.

     Gross profit for the aviation segment decreased $2.6 million, or 3.8%, to $65.6 million for fiscal 2001 from $68.2 million for fiscal 2000. The decline in gross profit was primarily due to the decrease in revenues associated with declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. Gross profit as a percentage of net revenues for the aviation segment improved to 62.1% in 2001 from 59.0% in 2000. This improvement as a percentage of net revenues was primarily attributed to product mix as we experienced a 13.9% increase in higher margin panel mount unit sales during 2001 when compared to 2000.

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


Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for fiscal year 2001 amounted to $20.7 million compared to other income of $11.6 million for fiscal year 2000. Interest income for fiscal 2001 amounted to $11.2 million compared to $6.9 million for fiscal 2000, the increase being attributable to the growth of the Company's cash and cash equivalents from profitable operations during the period on which interest income was earned. Interest expense decreased to $2.2 million for fiscal 2001 from $2.3 million for fiscal 2000, due primarily to the reduction of debt and a lower interest rate environment during fiscal 2001.

     We recognized a foreign currency exchange gain of $11.6 million for fiscal 2001 compared to a gain of $7.0 million for fiscal 2000. The $11.6 million gain was due to the significantly increased strength of the U.S. Dollar compared to the New Taiwan Dollar during 2001, when the exchange rate increased to 35.17 NTD/USD at December 29, 2001 from 33.01 NTD/USD at December 30, 2000. The $7.0 million gain during 2000 was due to the significantly increased strength of the U.S. Dollar compared to the New Taiwan Dollar during 2000, when the exchange rate increased to 33.01 NTD/USD at December 30, 2000 from 31.30 NTD/USD at December 25, 1999.


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

Liquidity and Capital Resources

     Net cash generated by operations was $175.4 million, $130.0 million, and $83.5 million for fiscal years 2002, 2001, and 2000, respectively. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally high enough to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We do not anticipate that our inventory management techniques will have a negative impact on our financial results in the future. We were able to reduce inventory levels during fiscal year 2002 by $3.6 million when compared to fiscal year end 2001, without impairing our ability to meet customer demand, by effectively managing the introduction of 22 new products during the year. We expect that inventory levels may increase during fiscal 2003 due to anticipated increase in sales.

     During fiscal 2002, our capital expenditures totaled $12.4 million, which was $2.5 million less than during 2001. In fiscal 2001 and 2000, our capital expenditures totaled approximately $14.9 million and $24.8 million, respectively. The expenditures in fiscal 2002 were primarily related to general corporate purposes ($9.8 million) and the addition of surface-mount production equipment in both the Olathe, Kansas and Shijr, Taiwan facilities ($2.6 million). The expenditures in fiscal 2001 were incurred primarily for the completed expansion of our Olathe, Kansas facility ($3.2 million), the construction of our new flight test and certification facility ($1.6 million) located at the New Century Airport near Olathe, Kansas, and for general corporate purposes. The expenditures in fiscal 2000 were incurred primarily to increase our manufacturing capacity both in the United States and in Taiwan. We financed these capital expenditures through net operating cash flow and debt from outside financial institutions.

     We expect our future capital requirements to include construction costs related to our recently-announced facilities expansion in Olathe, Kansas, and purchases of production machinery and equipment to expand capacity. A portion will also be used for conversion of available space in our Olathe, Kansas building for manufacturing use and expansion of our manufacturing operations within our facility in Shijr, Taiwan. We may use a portion of the net proceeds from our December 2000 Initial Public Offering ("IPO") to acquire targeted strategic businesses, and we continue to look for these opportunities.

     In addition to capital expenditures, cash flow used in investing activities principally relates to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $13.5 million related to the purchase of licenses, of which $11.5 million consists of prepaid royalties under our license agreement with PalmSource, Inc. for the Palm Operating System. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average return on its investments during fiscal year 2002 was approximately 1.6%.

     Cash flow used in financing activities during 2002 relates primarily to the reduction of our debt. The Company retired approximately $12.2 million of its long-term debt during fiscal 2002, consisting in good part of an outstanding issue of industrial revenue bonds. The employee stock purchase program and stock option exercises were sources of cash in 2002. The Company retired approximately $14.2 million of its long-term debt during fiscal 2001. The Company repurchased 595,200 shares of its common stock under its stock repurchase program that was approved by the Board of Directors on September 24, 2001 and expired on December 31, 2002. The cash flow source from financing activities during 2000 was due primarily to the issuance of debt and IPO proceeds less dividend distributions.

     We currently use cash flow from operations to fund our capital expenditures, to repay debt and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, repayment of indebtedness, and working capital requirements.

     Cash dividends paid to stockholders were $0.0 million, $0.0 million, and $29.0 million during fiscal years 2002, 2001 and 2000, respectively. Included in cash dividends for fiscal 2000 was a special one-time dividend of $17.4 million that was paid in order to provide funds to shareholders to pay withholding taxes and stock transfer taxes related to the reorganization of Garmin Corporation.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2003.


Contractual Obligations and Commercial Commitments

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance (the "2000 Bonds") for the expansion of its Olathe, Kansas facility. At December 28, 2002, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.50% at December 28, 2002), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with principal payments on long-term debt beginning in 2004 of $4,002 with semiannual payments of $667 thereafter.

     On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year Tax-Exempt Industrial Revenue Bond issuance for the construction of its new corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.2 million. During May of fiscal 2002, the remainder of the outstanding bonds were retired by Garmin International, Inc. for a total of $9.4 million.

     The reimbursement agreements entered into by Garmin International, Inc. in connection with the 2000 Bonds contain restrictive covenants, which include, among other things, financial covenants requiring minimum cash flow leverage, maximum capitalization, minimum tangible net worth, and other affirmative and negative covenants. We do not expect these limitations to have a material effect on our business or results of operations. We are in compliance with all covenants contained in the reimbursement agreements.

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

     The Company has the option at any time to retire a portion or all of its long-term debt. The Company believes the funds necessary to fulfill these debt obligations and commitments will be generated in the course of normal business operations.


Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.


Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a significant impact on the Company's financial position as no exit or disposal activities are currently planned.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. Since the Company uses the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the accounting policies note will include a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods -- the prospective method, the modified prospective method, or the retroactive restatement method. Finally, SFAS No. 148 will require the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions are effective for the Company's fiscal year 2002. The new interim period disclosures are required in the Company's financial statements for interim periods beginning in the first quarter of fiscal 2003. This statement has not had and is not expected to have a material impact on the Company's results of operations or financial condition.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This new standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," providing one accounting model for the review of asset impairment. SFAS No. 144 retains much of the recognition and measurement provisions of SFAS No. 121, but removes goodwill from its scope. It also requires long-lived assets to be disposed of other than by sale to be considered as held and used until disposed of, requiring the depreciable life to be adjusted as an accounting change. Criteria to classify long-lived assets to be disposed of by sale has changed from SFAS No. 121, but these costs continue to be reported at the lower of their carrying amount or fair value less cost to sell, and will cease to be depreciated.

     SFAS No. 144 also supersedes the section of the APB Opinion No. 30, which prescribes reporting for the effects of a disposal of a segment of a business. SFAS No. 144 retains the basic presentation provisions of the opinion, but requires losses on a disposal or discontinued operation to be recognized as incurred. It also broadens the definition of a discontinued operation to include a component of an entity. The adoption of this statement has not had and is not expected to have a material impact on our financial condition or results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. This statement is effective for fiscal years beginning after June 15, 2002, and is not expected to have a material impact on our financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations," and SFAS No. 28, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." This statement requires accounting for all business combinations using the purchase method, and changes the criteria for recognizing intangible assets apart from goodwill. This statement is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how purchased intangibles should be accounted for upon acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. All intangibles are subject to periodic impairment testing and are adjusted down to fair value. This statement is effective for fiscal years beginning after December 15, 2001, and its adoption has not had and is not expected to have a material impact on our financial condition or results of operations.

     In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was effective for our fiscal year ending December 29, 2001. The adoption of SFAS No. 133 has not had a material impact on our financial condition or results of operations.


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

     The Global Positioning System is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 11 years.

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

     On September 11, 2001, terrorists hijacked and crashed four passenger aircraft operated by commercial air carriers, resulting in major loss of life and property. Following the terrorist attacks, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. to be grounded for several days. In addition to this shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the FAA on those flights that fly utilizing Visual Flight Rules
(VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the USA) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR). These restrictions impacted our revenues in the aviation segment since many general aviation aircraft were grounded and this caused potential customers to forgo or defer purchasing our aviation products.

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

     Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government's Global Positioning System satellites. The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union ("ITU"). The Federal Communications Commission ("FCC") is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.


Ultra-Wideband radio devices could cause interference with the reception of Global Positioning System signals if the FCC were to change its rules. This interference could harm our business.

     On February 13, 2003, the FCC adopted a Memorandum Opinion and Order (the "Order") that allows a limited number of Ultra-Wideband ("UWB") devices to operate on a licensed basis in the frequency band used by the Global Positioning System. The Order limits these devices to use by qualified emergency officials at emission limits that protect the Global Positioning System. The FCC has stated that it plans to review the rules of operation for UWB devices again within a twelve to eighteen month period following the date of adoption of the Order. If the FCC were to issue a further rule authorizing operation of UWB devices in the frequency band used by the Global Positioning System at higher power levels than those set out in the Order or otherwise change the definitional or operational characteristics of permitted UWB devices, such devices might cause interference with the reception of Global Positioning System signals. Such interference could reduce demand for Global Positioning System products in the future. Any resulting change in market demand for Global Positioning System products could have a material adverse effect on our financial results.


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

     We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components come from our sole source suppliers. International Business Machines Corporation, RF Micro Devices, Inc. NEC Electronics, Inc. and Texas Instruments Taiwan Ltd. are each the sole source supplier to us of certain application-specific integrated circuits incorporating our proprietary designs which they manufacture for us. Intel Corporation is the sole source supplier of certain microprocessors used in some of our products. Analog Devices, Inc. is the sole source supplier of a microprocessor used in our NavTalk GSM and iQue 3600 products. Motorola, Inc. is the sole source supplier of a microprocessor used in our iQue 3600 product. Alternative sources may not be currently available for these sole source components.

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


Because our reporting currency is in U.S. Dollars and the functional currency of one of our primary operating subsidiaries is in New Taiwan Dollars, exchange rate fluctuations impact the financial statements of this operating subsidiary and our consolidated financial statements.

     Foreign exchange effects on our financial statements can be material because our reporting currency is in U.S. Dollars while the functional currency of Garmin Corporation, one of our operating subsidiaries, is in New Taiwan Dollars. We are exposed to foreign exchange risks related to recurring foreign currency payments, principally in U.S. Dollars. In addition, fluctuations in exchange rates between the U.S. Dollar and the New Taiwan Dollar may have an adverse impact on the financial statements of Garmin Corporation, and, as a consequence, upon consolidation have an indirect adverse effect on our consolidated financial statements.


If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

     The markets for our products are highly competitive and we expect competition to increase in the future. We plan to enter the cellular handset market and the portable digital assistant market and will be competing against Telefon AB LM Ericsson, Motorola, Inc., Nokia Oy, Palm, Inc., Sony Corporation and Hewlett-Packard Company with certain products. These competitors, as well as some of our existing competitors or potential competitors, such as Honeywell International, Inc. and UPS Aviation Technologies, have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.


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

     Our business is subject to risks associated with doing business internationally. We estimate that approximately 27% of our net sales in the fiscal year ended December 28, 2002 represented products shipped to international destinations. Accordingly, our future results could be harmed by a variety of international factors, including:

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

     Our corporate affairs are governed by our Memorandum and Articles of Association and by the Companies Law (2002 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.


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

     Any future acquisition could result in difficulties assimilating acquired operations and products and diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has not had experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.


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

     We do not currently anticipate paying cash dividends for the foreseeable future. In addition, if in the future we determined to pay dividends on our shares, as a holding company, we may be dependent on receipt of funds from our operating subsidiaries. Our principal operating subsidiary is a Taiwan company and dividends payable to us from that company would be subject to Taiwan withholding tax.

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

     Members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 44% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Market Sensitivity

     We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw materials costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical industry downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw materials costs.

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

     Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the Taiwan Dollar has proven to be relatively stable. However, during 2000 and 2001 we experienced significant foreign currency gains due to the strengthening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal currency involved is the New Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary's cash in U.S. dollars. As discussed above, the exchange rate can be volatile. While the net effect of foreign currency moves in fiscal 2002 was neutral, there were significant shifts in the exchange rate throughout 2002. The exchange rate increased 6.5% during 2001 and resulted in a foreign currency gain of $11.6 million. If the exchange rate decreased by a similar percentage, a comparable foreign currency loss would be recognized. A 10% positive or negative change in the US dollar exchange rate versus the New Taiwan Dollar would have resulted in a foreign currency gain of $18.7 million (positive 10% change) or a foreign currency loss of $18.9 million (negative 10% change), respectively during 2002.

     Interest Rate Risk

     As of December 28, 2002, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million notional) and another on February 6, 2001 ($5.0 million notional), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $1.0 million is the amount we would be required to pay to terminate the swap agreements at December 28, 2002. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $0.9 million (positive 10% change) or $1.1 million (negative 10% change), respectively.

     The Company's average outstanding debt during fiscal 2002 was approximately $26 million. The average interest rate on debt during fiscal 2002 was 5.0%. The average outstanding debt during fiscal year 2001 was approximately $39.3 million. The average interest rate on debt during fiscal 2001 was 5.5%. A 10% positive or negative change in the average interest rate during fiscal 2002 would have resulted in interest expense of $1.4 million (positive 10% change) or $1.2 million (negative 10% change), respectively. This compares to the actual interest expense of $1.3 million during fiscal 2002.

     In addition, at December 28, 2002 the Company is exposed to interest rate risk in connection with its investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains and losses. At December 28, 2002 unrealized gains on those securities were $1.2 million.

Item 8.  Financial Statements and Supplementary Data



                        CONSOLIDATED FINANCIAL STATEMENTS

                          Garmin Ltd. and Subsidiaries
     Years Ended December 28, 2002, December 29, 2001, and December 30, 2000




                                    Contents

Report of Independent Auditors................................................39

Consolidated Balance Sheets at December 28, 2002 and December 29, 2001........40
Consolidated Statements of Income for the Years Ended December 28, 2002,
   December 29, 2001, and December 30, 2000...................................41
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 28, 2002, December 29, 2001, and December 30, 2000................42
Consolidated Statements of Cash Flows for the Years Ended December 28, 2002
   December 29, 2001, and December 30, 2000...................................43
Notes to Consolidated Financial Statements....................................45

                         Report of Independent Auditors



The Board of Directors and Stockholders
Garmin Ltd.


     We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries (the Company) as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP


Kansas City, Missouri
January 31, 2003

                                         Garmin Ltd. and Subsidiaries

                                         Consolidated Balance Sheets
                          (In Thousands, Except Share and Per Share Information)


                                                                         December 28,      December 29,
                                                                             2002              2001
                                                                       ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $216,768         $192,842
   Marketable securities (Note 3)                                             113,336           40,835
   Accounts receivable, less allowance for doubtful accounts of
     $3,153 in 2002 and $2,627 in 2001                                         58,278           47,998
   Inventories                                                                 57,507           61,132
   Deferred income taxes (Note 8)                                              14,847           13,836
   Prepaid expenses and other current assets                                    4,490            2,921
                                                                       ------------------------------------
Total current assets                                                          465,226          359,564

Property and equipment (Note 5):
   Land and improvements                                                       20,517           20,414
   Building and improvements                                                   33,952           32,864
   Office furniture and equipment                                              15,086           11,365
   Manufacturing equipment                                                     18,920           17,282
   Engineering equipment                                                       15,730           11,671
   Vehicles                                                                     2,286            1,671
                                                                       ------------------------------------
                                                                              106,491           95,267
   Accumulated depreciation                                                    32,051           25,181
                                                                       ------------------------------------
                                                                               74,440           70,086

Restricted cash (Notes 5 and 6)                                                 1,598            1,600
Marketable securities (Note 3)                                                132,372           90,749
License agreements, net                                                        19,370           11,408
Other intangible assets                                                         5,109            5,577
                                                                       ------------------------------------
Total assets                                                                 $698,115         $538,984
                                                                       ====================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                          $ 32,446          $18,837
   Salaries and benefits payable                                                4,178            3,308
   Accrued warranty costs                                                       5,949            4,777
   Accrued sales program costs                                                  4,752            2,518
   Other accrued expenses (Note 9)                                              8,000            2,967
   Income taxes payable                                                        18,080           19,273
   Current portion of long-term debt (Note 5)                                       -            4,177
                                                                       ------------------------------------
Total current liabilities                                                      73,405           55,857

Long-term debt, less current portion (Note 5)                                  20,000           28,011
Deferred income taxes (Note 8)                                                  2,211            1,147

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized,
     none issued                                                                    -                -
   Common stock, $0.01 par value, 500,000,000 shares authorized
     (Notes 12 and 13):
       Shares issued and outstanding - 107,919,766 in 2002 and
         107,774,918 in 2001                                                    1,080            1,078
   Additional paid-in capital                                                 129,431          127,131
   Retained earnings (Note 6)                                                 507,884          365,087
   Accumulated other comprehensive loss                                       (35,896)         (39,327)
                                                                       ------------------------------------
Total stockholders' equity                                                    602,499          453,969
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                   $698,115         $538,984
                                                                       ====================================
See accompanying notes.


                                        Garmin Ltd. and Subsidiaries

                                      Consolidated Statements of Income
                                  (In Thousands, Except Per Share Information)


                                                                           Year Ended
                                                      -----------------------------------------------------
                                                            December 28,     December 29,     December 30,
                                                               2002             2001              2000
                                                      -----------------------------------------------------

Net sales                                                   $465,144         $369,119         $345,741
Cost of goods sold                                           210,088          170,960          162,015
                                                      -----------------------------------------------------
Gross profit                                                 255,056          198,159          183,726

Selling, general, and administrative expenses                 45,453           38,709           32,669
Research and development expense                              32,163           28,164           21,764
                                                      -----------------------------------------------------
                                                              77,616           66,873           54,433
                                                      -----------------------------------------------------
Operating income                                             177,440          131,286          129,293

Other income (expense):
   Interest income                                             6,466           11,164            6,925
   Interest expense                                           (1,329)          (2,174)          (2,287)
   Foreign currency                                               11           11,573            6,962
   Other                                                         146              186               29
                                                      -----------------------------------------------------
                                                               5,294           20,749           11,629
                                                      -----------------------------------------------------
Income before income taxes                                   182,734          152,035          140,922

Income tax provision (benefit):
   Current                                                    40,510           40,610           39,723
   Deferred                                                     (573)          (2,023)          (4,464)
                                                      -----------------------------------------------------
                                                              39,937           38,587           35,259
                                                      -----------------------------------------------------
Net income                                                  $142,797         $113,448         $105,663
                                                      =====================================================

Basic and diluted net income per share (Note 14)            $   1.32         $   1.05         $   1.05
                                                      =====================================================


See accompanying notes.

                                      Garmin Ltd. and Subsidiaries

                            Consolidated Statements of Stockholders' Equity
                          (In Thousands, Except Share and Per Share Information)


                                                                                Accumulated
                                     Common Stock      Additional                  Other
                                  ----------------      Paid-In     Retained    Comprehensive
                                   Shares    Dollars    Capital     Earnings        Loss          Total
                                  ------------------------------------------------------------------------

Balance at December 25, 1999       100,000    $1,000      $29,593    $176,431       $(12,425)    $194,599
   Net income                            -         -            -     105,663              -      105,663
   Translation adjustment                -         -            -           -        (10,483)     (10,483)
                                                                                                 ---------
     Comprehensive income                                                                          95,180
   Cash dividend ($0.29 per
     share)                              -         -            -     (28,954)            -       (28,954)
   Issuance of common stock in
     initial public offering,
     net of offering costs           8,242        82      104,332           -             -       104,414
                                 --------------------------------------------------------------------------
Balance at December 30, 2000       108,242     1,082      133,925     253,140       (22,908)      365,239
   Net income                            -         -            -     113,448             -       113,448
   Translation adjustment                -         -            -           -       (15,519)      (15,519)
   Adjustment related to
     effective portion of cash
     flow hedges, net of income
     tax effects of $579                 -         -            -           -          (900)         (900)
                                                                                                 ---------
       Comprehensive income                                                                        97,029
   Issuance of common stock
     from exercise of stock
     options                             5         1           70           -             -            71
   Issuance of common stock
     through stock purchase plan       123         1        1,463           -             -         1,464
   Purchase and retirement of
     common stock                     (595)       (6)      (8,327)     (1,501)            -        (9,834)
                                 --------------------------------------------------------------------------
Balance at December 29, 2001       107,775     1,078      127,131     365,087       (39,327)      453,969
   Net income                            -         -            -     142,797             -       142,797
   Translation adjustment                -         -            -           -         2,456         2,456
   Adjustment related to
     effective portion of cash
     flow hedges, net of income
     tax effects of $170                 -         -            -           -           263           263
   Adjustment related to
     unrealized gains on
     available-for-sale
     securities, net of income
     tax effects of $455                 -         -            -           -           712           712
                                                                                                 ---------
       Comprehensive income                                                                       146,228
   Issuance of common stock
     from exercise of stock
     options                            74         1        1,252           -             -         1,253
   Issuance of common stock
     through stock purchase plan        70         1        1,048           -             -         1,049
                                 --------------------------------------------------------------------------
Balance at December 28, 2002       107,919    $1,080     $129,431    $507,884      $(35,896)     $602,499
                                 ==========================================================================


See accompanying notes.

                                         Garmin Ltd. and Subsidiaries

                                    Consolidated Statements of Cash Flows
                                                (In Thousands)



                                                                           Year Ended
                                                      -----------------------------------------------------
                                                         December 28,     December 29,     December 30,
                                                             2002             2001             2000
                                                      -----------------------------------------------------
Operating activities
Net income                                                   $142,797          $113,448        $105,663
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                               8,279             7,341           7,104
     Amortization                                               7,852             3,527             465
     (Gain) Loss on disposal of property and
       equipment                                                   (7)               23           1,605
     Provision for doubtful accounts                              941             1,137             911
     Provision for obsolete and slow-moving
       inventories                                                688             4,000           5,915
     Foreign currency translation                                 600            (5,593)         (4,831)
     Deferred income taxes                                       (573)           (2,023)         (4,464)
     Changes in operating assets and liabilities:
       Accounts receivable                                    (10,854)          (17,894)         (3,250)
       Inventories                                              3,173            22,958         (48,024)
       Prepaid expenses and other current assets               (1,568)             (447)           (373)
       Accounts payable                                        13,604            (2,657)          7,961
       Accrued expenses                                         9,716            (1,016)            999
       Income taxes payable                                       760             7,187          13,812
                                                      -----------------------------------------------------
Net cash provided by operating activities                     175,408           129,991          83,493

Investing activities
Purchases of property and equipment                           (12,424)          (14,883)        (24,821)
Proceeds from sale of property and equipment                       18               239           5,919
Purchases of marketable securities                           (869,112)       (1,684,985)              -
Sales of marketable securities                                753,998         1,553,401               -
Purchase of assets of Sequoia Instruments, Inc.                     -            (3,625)              -
Purchases of licenses                                         (13,525)          (12,028)         (4,251)
Change in restricted cash                                           2             4,239          (5,856)
Other                                                             (29)             (748)             95
                                                      -----------------------------------------------------
Net cash used in investing activities                        (141,072)         (158,390)        (28,914)

Financing activities
Dividends                                                           -                 -         (28,954)
Proceeds from issuance of common stock, net of
   offering costs                                                   -                 -         104,414
Proceeds from issuance of common stock through stock
   purchase plan                                                1,049             1,464               -
Proceeds from issuance of common stock from exercise
   of stock options                                             1,026                71               -
Proceeds from issuance of Industrial Revenue Bonds                  -                 -          20,000
Principal payments on long-term debt                          (12,236)          (14,189)              -
Principal payments on notes payable                                 -                 -              (5)
Purchases of common stock                                           -            (9,834)              -
                                                      -----------------------------------------------------
Net cash (used in) provided by financing activities           (10,161)          (22,488)         95,455

Effect of exchange rate changes on cash                          (249)           (8,002)         (2,382)
                                                      -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents           23,926           (58,889)        147,652
Cash and cash equivalents at beginning of year                192,842           251,731         104,079
                                                      -----------------------------------------------------
Cash and cash equivalents at end of year                     $216,768          $192,842        $251,731
                                                      =====================================================


                                          Garmin Ltd. and Subsidiaries

                                                (In Thousands)



                                                                           Year Ended
                                                      -----------------------------------------------------
                                                         December 28,     December 29,     December 30,
                                                             2002             2001             2000
                                                      -----------------------------------------------------

Supplemental disclosures of cash flow information
Cash paid during the year for income taxes                    $39,992           $38,844         $28,788
                                                      =====================================================

Cash received during the year from income tax refunds         $     -           $     -         $    12
                                                      =====================================================

Cash paid during the year for interest, net of $405
   of capitalized interest in 2000                            $ 1,325           $ 2,011         $ 2,223
                                                      =====================================================

Supplemental disclosures of non-cash investing and
   financing activities
Change in liability recognized in accrued expenses
   related to cash flow hedges and charge to
   accumulated other comprehensive loss                       $   433           $ 1,479         $     -
                                                      =====================================================

Change in marketable securities related to
   unrealized appreciation                                    $ 1,167           $     -         $     -
                                                      =====================================================


See accompanying notes.

                          GARMIN LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands, Except Share and Per Share Information)
                     December 28, 2002 and December 29, 2001


1. Organization


     On  July  24,  2000,  the  stockholders  of  Garmin  Corporation   (GARMIN)
incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholders Agreement to transfer to Garmin Ltd. their investments in 88,988,394 common shares of stock of GARMIN. These shares, which represented approximately 100% of the issued and outstanding common stock of GARMIN as of July 24, 2000, were used by the stockholders to pay for their subscriptions to 100,000,000 common shares of Garmin Ltd. at a par value of $0.01 or an aggregate value of $1,000. As such, the exchange of shares in this reorganization between GARMIN and the newly formed holding company, Garmin Ltd., completed on September 22, 2000, has been accounted for at historical cost similar to that in pooling-of-interests accounting. Until April 15, 2002, one share of GARMIN stock was held by each of six shareholders as nominees under nominee trusts in order to comply with
Article 2 of the Company Law of Taiwan which required that, as a "company limited by stock", GARMIN have at least seven shareholders, and 4,000 shares of GARMIN were held by two shareholders who did not convert their GARMIN shares to common shares of the Company. These 4,006 shares represented approximately 0.004% of the outstanding shares of GARMIN. Taiwan company law was recently changed to remove the requirement that a Taiwan company have a minimum of seven shareholders and to permit single shareholder companies. As of April 15, 2002, the Company has acquired the 4,000 shares of GARMIN that were held by the two shareholders and the six nominee shareholders have each transferred their own share of GARMIN stock to the Company. As a result, the Company now owns all of the outstanding shares of GARMIN. As discussed in Note 12, Garmin Ltd. completed an initial public offering of its common stock in December 2000.


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

Nature of Business

     Garmin Ltd. and subsidiaries (together, the Company) manufacture, market, and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN is primarily responsible for the manufacturing and distribution of the Company's products to Garmin International, Inc. (GII) and Garmin (Europe) Limited (GEL) and, to a lesser extent, new product development and sales and marketing of the Company's products in Asia and the Far East. In April 1990, a 100%-owned subsidiary, Garmin International, Inc., was incorporated in the United States. GII is primarily responsible for sales and marketing of the Company's products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company's aviation segment. During June 1992, GII formed Garmin (Europe) Limited, a wholly owned subsidiary in the United Kingdom, to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. As a result, GEL is now a direct subsidiary of Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate. In December 2001, GII formed Garmin USA as a sales organization.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


2. Summary of Significant Accounting Policies (continued)


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

     In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week quarter, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2002 and 2001 included 52 weeks while fiscal 2000 was comprised of 53 weeks.

Foreign Currency Translation

     GARMIN utilizes the New Taiwan Dollar as its functional currency. Prior to 2001, GEL utilized the British pound sterling as its functional currency. However, as a result of an increase in United States dollar-denominated transactions, GEL changed its functional currency to the United States dollar effective December 31, 2000. The impact of this change was not material. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GARMIN for all periods presented and GEL for fiscal 2000 have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders' equity. Cumulative translation adjustments of $35,971 and $38,427 as of December 28, 2002 and December 29, 2001, respectively, have been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

     Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains of approximately $11, $11,573, and $6,962 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The gain in fiscal 2002 is not material due to insignificant changes in the exchange rates during the year. The gain in fiscal 2001 is the result of the strengthening of the United States dollar compared to the New Taiwan Dollar in the second and fourth quarters of fiscal 2001 while the gain in fiscal 2000 is principally attributable to the strengthening of the United States dollar compared to the New Taiwan Dollar in the fourth quarter of fiscal 2000. These gains are included in other income in the accompanying consolidated statements of income.

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

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


2. Summary of Significant Accounting Policies (continued)


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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out
(FIFO) method) by GARMIN and the FIFO method by GII and GEL. Inventories consisted of the following:

                                             December 28,        December 29,
                                                 2002                2001
                                           -------------------------------------

   Raw materials                              $24,177             $26,381
   Work-in-process                             10,936               9,582
   Finished goods                              31,818              34,723
   Inventory reserves                          (9,424)             (9,554)
                                           -------------------------------------
                                              $57,507             $61,132
                                           =====================================

Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

   Buildings and improvements                                      8-55 years
   Office furniture and equipment                                   3-8 years
   Manufacturing and engineering equipment                          3-8 years
   Vehicles                                                         3-5 years

Long-Lived Assets

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. SFAS No. 144 has not had an impact on the company's consolidated financial statements.

Intangible Assets

     On December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses how goodwill and other intangible assets should be accounted for and tested for impairment. The standard requires intangibles to be identified as either finite-lived or indefinite lived. Indefinite-lived intangible assets are no longer subject to amortization, yet are to be tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. The asset will then be carried at its new fair value. Finite lived intangible assets are still subject to amortization and are reviewed

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


2. Summary of Significant Accounting Policies (continued)


for impairment in accordance with SFAS No. 144. The adoption of this statement did not have a material impact on the Company.

     Finite-lived intangible assets principally consist of costs incurred with certain licensing agreements with a net book value of approximately $19,370 and $11,408 at December 28, 2002 and December 29, 2001, respectively. Licenses are being amortized over the lives of the related license agreements, which are generally three years. Accumulated amortization is approximately $10,377 and $5,100 at December 28, 2002 and December 29, 2001, respectively.

     Other intangible assets consist of patents as well as goodwill and other intangible assets acquired in the Company's purchase of Sequoia Instruments, Inc. in November 2001. The total purchase price of $3,625 was allocated to goodwill, developed technology, and other intangibles. The purchase included additional consideration of $1,000 contingent on the completion of certain activities expected to occur in 2003 and thereafter.

     Patents and other finite lived intangible assets with a net book value of $3,153 and $2,725 are being amortized over the estimated useful lives of the related assets, which is generally five to ten years. Accumulated amortization is $547 and $391 at December 28, 2002 and December 29, 2001, respectively. No amortization expense was recorded related to goodwill during 2002 as a result of adopting SFA No. 142.

Marketable Securities

     Management   determines  the  appropriate   classification   of  marketable
securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Debt securities not classified as held-to-maturity and marketable equity securities not classified as trading are classified as available-for-sale. All of the Company's marketable securities are considered available-for-sale at December 28, 2002. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. During 2002, significant unrealized gains of $1,167 were reported in other comprehensive income, net of related taxes.

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

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued at the GARMIN level for the unremitted earnings of GII totaling approximately $122,315 and $96,948 at December 28, 2002 and December 29, 2001, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely. Income taxes have also not been accrued by the Company for the unremitted earnings of GARMIN or GEL because such earnings are also intended to be reinvested in these subsidiaries indefinitely.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)



2. Summary of Significant Accounting Policies (continued)


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

Shipping and Handling Costs

     Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $16,670, $14,714, and $11,529 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

Research and Development

     Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $32,163, $28,164, and $21,764, for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


2. Summary of Significant Accounting Policies (continued)


Accounting for Stock-Based Compensation

     At December 28, 2002, the company has two stock-based employee compensation plans, which are described more fully in Note 13. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                      December 28,    December 29,     December 30,
                                                                          2002            2001             2000
                                                                     -------------------------------------------------
   Net income as reported                                               $142,797        $113,448         $105,663
   Deduct: Total stock-based employee compensation expense
     determined under fair-value based method for all awards, net
     of tax effects                                                       (1,949)         (1,298)             (83)
                                                                     -------------------------------------------------
   Pro forma net income                                                 $140,848        $112,150         $105,580
                                                                     =================================================
   Pro forma net income per share:
     Basic                                                              $   1.31        $   1.04         $   1.05
     Diluted                                                            $   1.30        $   1.03         $   1.05


Derivative Investments and Hedging Activities

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective December 31, 2000, the beginning of fiscal 2001. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income.

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

     GII has entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The Company's agreements qualify for hedge accounting as permitted in SFAS No. 133, resulting in the agreement's being marked to market at each balance sheet date through other comprehensive income. Management assesses the effectiveness of the hedge relationship on a periodic basis during the year. See Note 9.

Recent Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a significant impact on the Company's financial position as no exit or disposal activities are currently planned.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


2. Summary of Significant Accounting Policies (continued)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. Since the Company uses the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, the accounting policies note will include a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods -- the prospective method, the modified prospective method, or the retroactive restatement method. Finally, SFAS No. 148 will require the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions are effective for the Company's fiscal year 2002. The new interim period disclosures are required in the Company's financial statements for interim periods beginning in the first quarter of fiscal 2003. The Company does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

Reclassifications

     Certain amounts in the fiscal 2000 and 2001 consolidated financial statements have been reclassified to conform with the fiscal 2002 presentation.


3. Marketable Securities


     The  following  is  a  summary  of  the  Company's  marketable   securities
classified as available-for-sale securities at December 28, 2002:


                                                                                         Estimated Fair
                                                                    Gross Unrealized       Value (Net
                                                  Amortized Cost         Gains           Carrying Amount)
                                                -----------------------------------------------------------

   Mortgage-backed securities                          $58,038            $386                $58,424
   Obligations of states and political
     subdivisions                                       86,006             595                 86,601
   U.S. corporate bonds                                 79,572             185                 79,757
   Other                                                20,925               1                 20,926
                                                -----------------------------------------------------------
   Total                                              $244,541          $1,167               $245,708
                                                ===========================================================


     The  following  is  a  summary  of  the  Company's  marketable   securities
classified as available-for-sale securities at December 29, 2001:

                                                                                         Estimated Fair
                                                                    Gross Unrealized       Value (Net
                                                  Amortized Cost         Gains           Carrying Amount)
                                                -----------------------------------------------------------
   Mortgage-backed securities                          $31,320             $ -                $31,320
   Obligations of states and political
     subdivisions                                       55,116               -                 55,116
   U.S. corporate bonds                                 39,575               -                 39,575
   Other                                                 5,573               -                  5,573
                                                -----------------------------------------------------------
   Total                                              $131,584             $ -               $131,584
                                                ===========================================================


                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)

3. Marketable Securities (continued)


     The amortized cost and estimated fair value of marketable securities at December 28, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                Estimated
                                                                  Cost          Fair Value
                                                           -------------------------------


 Due in one year or less (2003)                             $113,289             $113,336
 Due after one year through five years (2004 - 2008)         119,380              120,393
 Due after five years through ten years (2009 - 2013)         11,872               11,979
 Due after ten years (2014 and thereafter)                         -                    -
                                                       ----------------------------------
                                                            $244,541             $245,708
                                                       ==================================


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

5.  Long-Term Debt


     During 1995, GII entered into an agreement with the City of Olathe, Kansas for the construction of a new corporate headquarters (the project) which was financed through issuance of Series 1995 Industrial Revenue Bonds (the Bonds) totaling $9,500. Upon completion of the project in 1996, GII retired bonds totaling $155. During 2002, GII retired the remaining Bonds totaling $9,345.

     During 1999, GARMIN borrowed $18,040 to finance the purchase of land and a new manufacturing facility in Taiwan. The balance was due in 60 equal payment of principal plus interest beginning in November 2001. Through November 2001, interest was payable at a fixed rate of 6.155%. Subsequent to November 2001, interest is adjustable based on the Republic of China's government preferential rate on term deposits plus 0.18%. The Company opted to prepay a significant portion of the outstanding principal during 2001. The outstanding balance of $2,891 at December 29, 2001 was paid in full in January 2002.

     During 2000, GII entered into another agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. The proceeds from the issuance of the 2000 Bonds were placed in an interest-bearing restricted cash account controlled by a trustee appointed by the issuer. Disbursements from the account are restricted to purchases of equipment and construction related to the project and amounted to $0 and $5,696 for years ended December 28, 2002 and December 29, 2001, respectively. There were no unexpended bond proceeds in this restricted cash account at December 28, 2002.

     At December 28, 2002 and December 29, 2001, outstanding principal under the 2000 Bonds totaled $20,000. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.51% at December 28, 2002), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity at April 15, 2020. See Note 9.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)

5. Long-Term Debt (continued)


     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20,288 with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004.

     The bank has required a sinking fund be established with payments beginning April 2004 of $4,002 and semiannual payments of $667 thereafter. The payments are to be made to a legally restricted bank account. Principal and sinking fund payments on long-term debt are as follows:

              Year               Sinking Fund         Principal
              ----               -------------        ---------
              2003                        $ -               $ -
              2004                       4,002                -
              2005                       1,334                -
              2006                       1,334                -
              2007                       1,334                -
              Thereafter                11,996           20,000
                                        ------           ------
                                       $20,000          $20,000
                                       =======          =======


6. Leases and Other Commitments


     Rental expense related to office and warehouse space for GEL amounted to $281, $232, and $139 for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. Future minimum lease payments on the related lease are $236 per year through 2007. In the years 2008 through lease expiration in 2015, total future minimum lease payments are $1,886.

     At December 28, 2002 and December 29, 2001, standby letters of credit amounting to $509 and $871, respectively, were issued by banks on behalf of the Company.

     Approximately $50,669 and $39,000 of GARMIN's retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 28, 2002 and December 29, 2001, respectively.

     Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. These amounted to $1,598 and $1,600 at December 28, 2002 and December 29, 2001, respectively, and are reported as restricted cash.


7. Employee Benefit Plans


     GII has an employee savings plan under which its employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 28, 2002, December 29, 2001, and December 30, 2000, expense related to these plans of $1,467, $1,172, and $1,144, respectively, was charged to operations.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


7. Employee Benefit Plans (continued)


     Additionally,  GII has a defined  contribution money purchase plan (the MPP
Plan) which covers substantially all employees. GII contributes a specified percentage of each participant's annual compensation up to certain limits as defined in the MPP Plan. During the years ended December 28, 2002, December 29, 2001, and December 30, 2000, GII recorded expense related to the MPP Plan of $1,261, $1,184, and $849, respectively.


8. Income Taxes


     The Company's income tax provision (benefit) consists of the following:


                                                                          Year Ended
                                                     ------------------------------------------------------
                                                         December 28,        December 29,       December 30,
                                                            2002                2001               2000
   Federal:
     Current                                               $18,576             $10,208            $14,638
     Deferred                                               (1,639)               (338)              (450)
                                                     ------------------------------------------------------
                                                            16,937               9,870             14,188
   State:
     Current                                                (1,035)              2,237              3,479
     Deferred                                                 (328)                (74)            (2,051)
                                                     ------------------------------------------------------
                                                            (1,363)              2,163              1,428
   Foreign:
     Current                                                22,969              28,165             21,606
     Deferred                                                1,394              (1,611)            (1,963)
                                                     ------------------------------------------------------
                                                            24,363              26,554             19,643
                                                     ------------------------------------------------------
   Total                                                   $39,937             $38,587            $35,259
                                                     ======================================================

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                                          Year Ended
                                                     ------------------------------------------------------
                                                         December 28,      December 29,        December 30,
                                                            2002              2001                2000

   Federal income tax expense at
     U.S. statutory rate                                    $63,957          $53,212             $49,323
   State income tax expense, net of federal
     tax effect                                                 886            1,406                 928
   Foreign tax rate differential                            (16,759)         (13,640)             (9,623)
   Taiwan tax incentives and credits                        (10,757)          (3,260)             (5,181)
   Other, net                                                 2,610              869                (188)
                                                     ------------------------------------------------------
   Income tax expense                                       $39,937          $38,587             $35,259
                                                     ======================================================

     The Company's income before income taxes attributable to foreign operations was $146,804, $120,550, and $99,171, for the years ended December 28, 2002,
December 29, 2001, and December 30, 2000, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.10, $0.03, and $0.05 per weighted-average common share outstanding for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2007, at which time these tax benefits expire.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


8. Income Taxes (continued)


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                       December 28, December 29,
                                                          2002          2001
                                                     ---------------------------
   Deferred tax assets:
     Product warranty accruals                           $1,707           $1,833
     Allowance for doubtful accounts                      1,088              888
     Inventory carrying value                             2,777            2,241
     Sales program allowances                             3,249            1,696
     Vacation accrual                                       507              438
     Interest rate swaps                                    408              579
     Unrealized intercompany profit in inventory          4,994            6,829
     Other                                                  117               46
                                                     ---------------------------
                                                         14,847           14,550
   Deferred tax liabilities:
     Unrealized investment gain                             455                -
     Unrealized foreign currency gains                      623              844
     Depreciation                                         1,133            1,017
                                                     ---------------------------
                                                          2,211            1,861
                                                     ---------------------------
   Net deferred tax assets                              $12,636          $12,689
                                                     ===========================


9. Interest Rate Risk Management


     During 1996, GII entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt associated with the Bonds to a fixed rate basis, thus, reducing the impact of interest rate changes on future income. The agreement was renewed in 2001. Pursuant to this "pay-fixed" swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $5,000 at December 28, 2002 and December 29, 2001. GII's fixed interest rate under the swap agreement is 5.1%. The counterparty's floating rate is based on the nontaxable PSA Municipal Swap Index and amounted to 1.18% and 1.75% at December 28, 2002 and December 29, 2001, respectively. Notional amounts do not quantify risk or represent assets and liabilities of the Company, but are used in the determination of cash settlements under the agreement. The Company is exposed to credit losses from counterparty nonperformance but does not anticipate any losses from its agreement, which is with a major financial institution. The agreement expires June 6, 2004.

     During 2000, GII entered into an additional swap agreement to effectively convert a portion of additional floating rate long-term debt associated with the 2000 Bonds to a fixed rate basis. Pursuant to this pay-fixed swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $10,000 at December 28, 2002 and December 29, 2001. GII's fixed interest rate under the swap agreement is 7.26% compared to the counterparty's floating rate of 1.51% and 2.1% at December 28, 2002 and December 29, 2001, respectively. The counterparty's floating rate is based on the bank's Taxable Low Floater Rate. The Company is exposed to credit losses from counterparty nonperformance but does not anticipate any losses from its agreement, which is with a major financial institution. The agreement expires June 1, 2004.

     The fair value of the interest rate swap agreements is recorded as a component of other accrued expenses and amounted to $1,046 and $1,479 at December 28, 2002 and December 29, 2001, respectively. None of the Company's cash flow hedges were deemed ineffective.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


9.  Interest  Rate Risk  Management (continued)

     At December 28, 2002, the Company expects to reclassify $748 of loss on the interest rate swaps from accumulated other comprehensive loss to earnings during the next 12 months related to the payment of variable interest on floating rate debt, assuming market interest rates remain consistent with rates at that date.


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


                                             December 28, 2002                  December 29, 2001
                                    -----------------------------------------------------------------------
                                          Carrying          Fair             Carrying          Fair
                                           Amount           Value             Amount           Value
                                    -----------------------------------------------------------------------
   Cash and cash equivalents              $216,768         $216,768          $192,842         $192,842
   Restricted cash                           1,598            1,598             1,600            1,600
   Marketable securities                   245,708          245,708           131,584          131,584
   Interest rate swap agreements
     (liability)                             1,046            1,046             1,479            1,479
   Long-term debt:
     Term loan                                   -                -             2,843            2,843
     Series 1995 Bonds                           -                -             9,345            9,345
     Series 2000 Bonds                      20,000           20,000            20,000           20,000


     The carrying value of cash and cash equivalents, restricted cash, marketable securities, and interest rate swap agreements approximates their fair value. The fair values of the Company's floating-rate long-term debt have been estimated to be the par value of the debt due to the variable interest rate nature of the instruments. The fair values of long-term debt as reported are not necessarily the amounts the Company would currently have to pay to extinguish any of this debt.


11. Segment Information


     The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation markets. Both of the Company's reportable segments offer products through the Company's network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company's consumer segment includes portable global positioning system (GPS) receivers and accessories for marine, recreation, land, and automotive use sold primarily to retail outlets. The Company's aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

     The Company's Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on income before income taxes of each segment. Income before income taxes represents net sales less operating expenses including certain allocated general and administrative costs, interest income and expense, foreign currency adjustments, and other non-operating corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


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

     Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company's reportable segments are presented below:


                                                                 Year Ended December 28, 2002
                                                     ------------------------------------------------------
                                                          Consumer         Aviation           Total
                                                     ------------------------------------------------------
   Net sales to external customers                         $350,674          $114,470         $465,144
   Allocated interest income                                  4,875             1,591            6,466
   Allocated interest expense                                 1,002               327            1,329
   Income before income taxes                               134,859            47,876          182,735
   Assets:
     Accounts receivable                                     43,942            14,336           58,278
     Inventory                                               43,360            14,147           57,507



                                                                 Year Ended December 29, 2001
                                                     ------------------------------------------------------
                                                          Consumer         Aviation           Total
                                                     ------------------------------------------------------
   Net sales to external customers                         $263,358          $105,761         $369,119
   Allocated interest income                                  7,960             3,204           11,164
   Allocated interest expense                                 1,550               624            2,174
   Income before income taxes                               102,511            49,524          152,035
   Assets:
     Accounts receivable                                     34,222            13,776           47,998
     Inventory                                               43,587            17,545           61,132



                                                                 Year Ended December 30, 2000
                                                     ------------------------------------------------------
                                                          Consumer         Aviation           Total
                                                     ------------------------------------------------------
   Net sales to external customers                         $230,183         $115,558          $345,741
   Allocated interest income                                  4,610            2,315             6,925
   Allocated interest expense                                 1,522              765             2,287
   Income before income taxes                                88,103           52,819           140,922
   Assets:
     Accounts receivable                                     21,791           10,928            32,719
     Inventory                                               59,843           30,012            89,855


                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


11. Segment Information (continued)


     Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 28, 2002, December 29, 2001, and December 30, 2000:


                                            North America         Asia             Europe            Total
                                        -----------------------------------------------------------------------
        December 28, 2002
        Net sales to external customers       $339,415           $22,673         $103,056          $465,144
        Long-lived assets                       43,599            30,374              467            74,440
        Net assets                             232,430           348,255           21,814           602,499

        December 29, 2001
        Net sales to external customers       $275,630           $15,039          $78,450          $369,119
        Long-lived assets                       40,183            29,321              582            70,086
        Net assets                             209,499           228,270           16,200           453,969

        December 30, 2000
        Net sales to external customers       $256,782           $16,569          $72,390          $345,741
        Long-lived assets                       32,737            31,453              514            64,704
        Net assets                             197,897           154,095           13,247           365,239


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


13. Stock Compensation Plans


     The Company sponsors several stock compensation plans. The Company accounts for all of these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, as all awards are granted at the fair market value on the date of grant, no compensation expense is recognized.

     The various plans are summarized below:

2000 Equity Incentive Plan

     In October 2000,  the  stockholders  adopted an equity  incentive plan (the
Plan) providing for grants of incentive and nonqualified stock options and "other" stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2002 and 2001 is summarized below. There have been no "other" stock compensation awards granted under the Plan.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


13. Stock Compensation Plans (continued)


2000 Non-employee Directors' Option Plan

     Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2002 and 2001, options to purchase 5,058 and 5,325 shares were granted under this plan.

     A summary of the Company's stock option activity and related information under the Equity Incentive Plan and 2000 Non-employee Directors' Option Plan for the years ended December 28, 2002 and December 29, 2001 is provided below:


                                             Weighted-Average
                                              Exercise Price    Number of Shares
                                            ------------------------------------
                                                                 (In Thousands)

   Outstanding at December 30, 2000           $14.00                      1,176
     Granted                                   19.96                        374
     Exercised                                 14.00                         (5)
     Canceled                                  14.00                        (10)
                                                                     -----------
   Outstanding at December 29, 2001            15.45                      1,535
     Granted                                   29.61                        453
     Exercised                                 14.15                        (74)
     Canceled                                  16.58                        (40)
                                                                     -----------
   Outstanding at December 28, 2002            18.90                      1,874
                                                                     ===========


     Outstanding options at December 30, 2000 were granted during 2000. No options were exercised or cancelled during 2000.

                                   December 28,     December 29     December 30,
                                       2002             2001            2000
                                  ----------------------------------------------
   Weighted-average fair value
   of options granted during the     $11.42           $12.28          $ 8.53
   year


     The weighted-average remaining contract life for options outstanding at December 28, 2002 is approximately nine years. Options outstanding at December 28, 2002 have exercise prices ranging from $14.00 to $29.79. At December 28, 2002, options to purchase 520,156 shares are exercisable.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 1.67%, 5.11%, and 5.75% respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.3395, 0.591 and 0.530, respectively; and a weighted-average expected life of the option of seven years.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)

13. Stock Compensation Plans (continued)


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

Employee Stock Purchase Plan

     The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. During 2002 and 2001, 70,000 and 123,007 shares were purchased under the plan for a total purchase price of $1,265 and $1,464, respectively. No shares were purchased during 2000. At December 28, 2002, approximately 807,000 shares are available for future issuance.


14. Earnings Per Share


     The following table sets forth the computation of basic and diluted net income per share:


                                                                          Year Ended
                                                     ------------------------------------------------------
                                                        December 28,     December 29,      December 30,
                                                            2002             2001              2000
   Numerator:
     Numerator for basic and diluted net income per
       share - net income                                  $142,797          $113,448         $105,663
                                                     ======================================================
   Denominator (in thousands):
     Denominator for basic net income per share -
       weighted-average common shares                       107,774           108,097          100,489
     Effect of dilutive securities - employee stock
       options (Note 13)                                        427               350               17
                                                     ------------------------------------------------------
     Denominator for diluted net income per share -         108,201           108,447          100,506
       adjusted weighted-average common shares
                                                     ======================================================

   Basic net income per share                              $   1.32          $   1.05         $   1.05
                                                     ======================================================

   Diluted net income per share                            $   1.32          $   1.05         $   1.05
                                                     ======================================================


     Options to purchase 472,133 shares of common stock at prices ranging from $21.67 to $29.79 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                          GARMIN LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (In Thousands, Except Share and Per Share Information)


15. Share Repurchase Program


     On September 24, 2001, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's common stock through December 31, 2002. Through December 28, 2002, the Company had purchased 595,200 shares at $9,834.


16. Shareholder Rights Plan


     On October 24, 2001, Garmin's Board of Directors adopted a shareholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin's common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15% or more of Garmin's outstanding common shares. Each right (other than those held by the new 15% shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Garmin's Board of Directors may redeem the rights at $0.002 per right at any time before the rights become exercisable. The rights expire October 31, 2011.


17. Selected Quarterly Information (Unaudited)



                                                         Year Ended December 28, 2002
                                    -----------------------------------------------------------------------
                                                                Quarter Ending
                                    -----------------------------------------------------------------------
                                        March 30          June 29        September 28      December 28
                                    -----------------------------------------------------------------------
   Net sales                             $100,856          $122,838         $107,756         $133,694
   Gross profit                            54,492            67,662           59,051           73,851
   Net income                              26,761            32,146           38,428           45,462
   Net income per share                     0.25               0.30            0.36             0.41



                                                         Year Ended December 29, 2001
                                    -----------------------------------------------------------------------
                                                                Quarter Ending
                                    -----------------------------------------------------------------------
                                        March 31          June 30        September 29      December 29
                                    -----------------------------------------------------------------------
   Net sales                              $85,534         $103,634           $86,930          $93,021
   Gross profit                            45,918           55,050            47,729           49,462
   Net income                              23,799           36,603            25,001           28,045
   Net income per share                     0.22             0.34              0.23             0.26

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company

     The Company has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. The Company's definitive proxy statement in connection with its annual meeting of stockholders scheduled for June 6, 2003 (the "Proxy Statement"), will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2002.

(a)      Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the headings "Proposal 1-Election of Two Directors" and "The Board of Directors" in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)      Executive Officers of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers and Significant Employees of the Company" in
Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.


(c) Compliance with Section 16(a) of the Exchange Act

     The information set forth in response to Item 405 of Regulation S-K under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.


Item 11.  Executive Compensation

     The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors - Compensation of Directors" and under "Executive
Compensation   Matters"  in  the  Company's  Proxy  Statement  (other  than  the
"Compensation Committee Report on Executive Compensation" and the "Stock Performance Graph") is hereby incorporated herein by reference in response to this Item 11.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

     The following table gives information as of December 28, 2002 about the Garmin Common Shares that may be issued under all of the Company's existing equity compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters (Continued)


------------------------------ ------------------------------ ------------------------- ----------------------------
                                             A                           B                           C
------------------------------ ------------------------------ ------------------------- ----------------------------
                                                                                           Number of securities
                                                                                          remaining available for
Plan Category                   Number of securities to be        Weighted-average         future issuance under
                                  issued upon exercise of        exercise price of       equity compensation plans
                                   outstanding options,         outstanding options,       (excluding securities
                                    warrants and rights         warrants and rights       reflected in column A)
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
approved by shareholders(1)            1,873,843 (2)                   $19.06                  1,545,688 (3)
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
not approved by shareholders                --                           --                         --
------------------------------ ------------------------------ ------------------------- ----------------------------
Total                                    1,873,843                     $19.06                  1,545,688

------------------------------ ------------------------------ ------------------------- ----------------------------

(1)      Consists of the Garmin Ltd. 2000 Equity Incentive Plan.

(2) Excludes purchase rights accruing under the Company's Employee Stock Purchase Plan which has a shareholder approved reserve of 1,000,000 shares. Under this plan, employees of the Company and its subsidiaries may purchase Garmin Common Shares at annual intervals at a purchase price equal to 85% of the lower of (a) the market price of Garmin Common Shares on the commencement date of each offering period or (b) the market price of Garmin Common Shares on the termination date of each offering period.

(3) Excludes shares available for issuance under the Garmin Ltd. Employee Stock Purchase Plan. As of December 28, 2002, an aggregate of 806,958 shares were available for issuance under the Garmin Ltd. Employee Stock Purchase Plan.

     The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions

     The information set forth in response to Item 404 of Regulation S-K under the heading "The Board of Directors - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.


Item 14.  Controls and Procedures

     During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

     The consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

(2) Schedule II Valuation and Qualifying Accounts

     All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

         EXHIBIT           DESCRIPTION
         NUMBER
         --------          -------------

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

          4.2**            Shareholder Rights Agreement

         10.1*             Garmin Ltd. 2000 Equity Incentive Plan

         10.2*             Garmin Ltd. 2000 Non-Employee Directors' Option Plan

         10.3*             Garmin Ltd. Employee Stock Purchase Plan

         10.4***           First Amendment to Garmin Ltd. Employee Stock
                           Purchase Plan

         21.1***           List of subsidiaries

         23.1              Consent of Ernst & Young LLP

         24.1              Power of Attorney (included in signature page)

         99.1              Chief Executive Officer's Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         99.2              Chief Financial Officer's Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


-------------------------------------------------------------------------------

* Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed December 6, 2000 and declared effective on December 8, 2000 (Commission File No. 333-45514).

** Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 26, 2001.

*** Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 27, 2002.

(b) Reports on Form 8-K

     The Company furnished under Item 9 of Form 8-K, the Company's Form 8-K dated October 30, 2002 reporting the announcement of financial results for the fiscal quarter ended September 28, 2002.

     The Company furnished under Item 9 of Form 8-K, the Company's Form 8-K dated December 16, 2002 reporting the revision of guidance upward for the fourth quarter and the announcement of production and facility expansions.

                          GARMIN LTD. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Garmin Ltd. Financial Statement Schedule for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

   Schedule II - Valuation and qualifying accounts... ........................67

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               Garmin Ltd. and Subsidiaries


                                                                            Additions
                                                                   -----------------------------
                                                      Balance at     Charged to    Charged to                    Balance at
                                                     Beginning of    Costs and        Other                         End of
               Description                              Period        Expenses      Accounts      Deductions        Period
-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 30, 2000:
  Deducted from asset accounts:
    Allowance for doubtful accounts                      $   1,116       $    911       $     -    $  (161)(1)       $  1,866
    Inventory reserve                                        1,727          5,915             -     (1,138)(2)          6,504
                                                    -------------------------------------------------------------------------
Total                                                    $   2,843      $   6,826       $     -    $(1,299)          $  8,370
                                                    =========================================================================

Year Ended December 29, 2001:
  Deducted from asset accounts:
    Allowance for doubtful accounts                      $   1,866      $   1,137       $     -    $  (376)(1)       $  2,627
    Inventory reserve                                        6,504          4,000             -       (950)(2)          9,554
                                                    -------------------------------------------------------------------------
Total                                                    $   8,370      $   5,137       $     -    $(1,326)          $ 12,181
                                                    =========================================================================

Year Ended December 28, 2002:
  Deducted from asset accounts:
    Allowance for doubtful accounts                      $   2,627      $     941       $     -    $  (415)(1)       $  3,153
    Inventory reserve                                        9,554            688                     (818)(2)          9,424
                                                    -------------------------------------------------------------------------
Total                                                    $  12,181     $    1,629       $     -    $(1,233)          $ 12,577
                                                    =========================================================================



(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete inventory dispositions and shrinkage.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GARMIN LTD.


                                   By        /s/ Min H. Kao
                                                 Min H. Kao
                                                 Chief Executive Officer

     Dated:  March 25, 2003


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003:

      /s/ Min H. Kao                                       /s/ Gene M. Betts
      --------------                                       -----------------
          Min H. Kao                                           Gene M. Betts
          Co-Chairman, Chief                                        Director
       Executive Officer and Director
       (Principal Executive Officer)


      /s/ Kevin Rauckman                                  /s/Donald H. Eller
      ------------------                                  ------------------
          Kevin Rauckman                                     Donald H. Eller
       Chief Financial Officer and Treasurer                        Director
       (Principal Financial Officer and
        Principal Accounting Officer)

      /s/ Gary L. Burrell                            /s/ Thomas A. McDonnell
      -------------------                            -----------------------
          Gary L. Burrell                                Thomas A. McDonnell
          Co-Chairman and Director                                  Director

                                  Certification

I, Min H. Kao, certify that:

1. I have reviewed this annual report on Form 10-K of Garmin Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  25,  2003         By /s/ Min H. Kao
                                       Min H. Kao
                                       Co-Chairman and Chief
                                       Executive Officer

                                  Certification

I, Kevin Rauckman, certify that:

1. I have reviewed this annual report on Form 10-K of Garmin Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25,  2003                  By /s/ Kevin Rauckman
                                               Kevin Rauckman
                                               Chief Financial Officer

                                   Garmin Ltd.
                          2001 Form 10-K Annual Report
                                  Exhibit Index




     The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number                  Document
------                  --------


23.1                    Consent of Ernst & Young LLP

99.1                    Chief Executive Officer's Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

99.2                    Chief Financial Officer's Certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                         Consent of Independent Auditors


     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-51470 and 333-52766) pertaining to the Garmin Ltd. Employee Stock Purchase Plan, Garmin Ltd. 2000 Equity Incentive Plan, Garmin Ltd. Non-Employee Director Option Plan, and the Garmin International, Inc. Savings and Profit Sharing Plan of our report dated January 31, 2003, with respect to the consolidated financial statements and schedule of Garmin Ltd. included in the Annual Report (Form 10-K) for the year ended December 28, 2002.


                                                          /s/  Ernst & Young LLP


Kansas City, Missouri
March 25, 2003

                                                                   EXHIBIT 99.1



                                  Certification
            Pursuant to Section 906 of the sarbanes-Oxley Act of 2002
             (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)


     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Min H. Kao, Co-Chairman and Chief Executive Officer of Garmin Ltd. (the "Company") hereby certify that:

     (1) The Annual Report on Form 10-K for the year ended December 28, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: March 25, 2003               /s/ Min H. Kao
                                        Min H. Kao
                                        Co-Chairman and Chief Executive Officer



This certification accompanies the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   EXHIBIT 99.2

                                  Certification
            Pursuant to Section 906 of the sarbanes-Oxley Act of 2002
             (Subsections (a) and (b) of Section 1350, Chapter 63 of
                          Title 18, United States Code)



     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Min H. Kao, Co-Chairman and Chief Executive Officer of Garmin Ltd. (the "Company") hereby certify that:

    (1) The Annual Report on Form 10-K for the year ended December 28, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: March 25, 2003             /s/ Kevin Rauckman
                                      Kevin Rauckman
                                      Chief Financial Officer



This certification accompanies the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.