Form 10-Q
period 2003-03-29
GARMIN LTD
filed 2003-05-14
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       or

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




 Number of shares outstanding of the Company's common shares as of May 9, 2003:
                   Common Shares, $.01 par value - 107,990,527

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 29, 2003

                                Table of Contents



Part I - Financial Information                                            Page

         Item 1.  Condensed Consolidated Financial Statements
                  (unaudited)

                  Introductory Comments                                      3

                  Condensed Consolidated Balance Sheets at March
                  29, 2003 and December 28, 2002                             4

                  Condensed Consolidated Statements of Income for the
                  13-weeks ended March 29, 2003 and March 30, 2002           5

                  Condensed Consolidated Statements of Cash Flows for the
                  13-weeks ended March 29, 2003 and March 30, 2002           6

                  Notes to Condensed Consolidated Financial Statements       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                18

         Item 4.  Controls and procedures                                    19

Part II - Other Information

                  Item 1.   Legal Proceedings                                20

                  Item 2.   Changes in Securities                            20

                  Item 3.   Defaults Upon Senior Securities                  20

                  Item 4.   Submission of Matters to a Vote of
                            Security Holders                                 20

                  Item 5.   Other Information                                20

                  Item 6.   Exhibits and Reports on Form 8-K                 20

Signature Page                                                               21

Certification of Chief Executive Officer                                     22

Certification of Chief Financial Officer                                     23

Index to Exhibits                                                            24

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 29, 2003




Part I - Financial Information


Item 1.  Condensed Consolidated Financial Statements (unaudited)


Introductory Comments

     The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 28, 2002. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

     The results of operations for the 13-week period ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

                          Garmin Ltd. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except share information)


                                                                  --------------------------------------
                                                                        (Unaudited)
                                                                        March 29,          December 28,
                                                                             2003                  2002
                                                                  --------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                           $251,148              $216,768
     Marketable securities                                                 79,311               113,336
     Accounts receivable, net                                              52,108                58,278
     Inventories                                                           62,846                57,507
     Deferred income taxes                                                 14,847                14,847
     Prepaid expenses and other current assets                              5,649                 4,490
                                                                  ----------------      ----------------

Total current assets                                                      465,909               465,226

Property and equipment, net                                                76,785                74,440

Marketable securities                                                     170,008               132,372
Restricted cash                                                             1,599                 1,598
Other assets, net                                                          24,598                24,479
                                                                  ----------------      ----------------

Total assets                                                             $738,899              $698,115
                                                                  ================      ================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                     $24,670               $32,446
     Salaries and benfits payable                                           2,867                 4,178
     Warranty reserve                                                       5,705                 5,949
     Other accrued expenses                                                10,989                12,752
     Income taxes payable                                                  26,597                18,080
                                                                  ----------------      ----------------

Total current liabilities                                                  70,828                73,405

Long-term debt, less current portion                                       20,000                20,000
Deferred income taxes                                                       2,278                 2,211

Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000,000 authorized,                    0                     0
          none issued
     Common stock, $0.01 par value, 500,000,000, share authorized:
          Issued and outstanding shares - 107,919,766 as of                 1,080                 1,080
                   December 28, 2002 and 107,965,477 as of
                   March 29, 2003
     Additional paid-in capital                                           130,112               129,431
     Retained earnings                                                    549,378               507,884
     Accumulated other comprehensive loss                                 (34,777)              (35,896)
                                                                  ----------------      ----------------

Total stockholders' equity                                                645,793               602,499
                                                                  ----------------      ----------------
Total liabilities and stockholders' equity                               $738,899              $698,115
                                                                  ================      ================


See accompanying notes.

                        Garmin Ltd. And Subsidiaries
          Condensed Consolidated Statements of Income (Unaudited)
                (In thousands, except per share information)


                                                    13-Weeks Ended
                                        -------------------------------------
                                             March 29,             March 30,
                                                  2003                  2002
                                        -------------------------------------

Net sales                                     $123,788              $100,856

Cost  of goods sold                             49,133                46,364
                                        ---------------       ---------------

Gross profit                                    74,655                54,492

Selling, general and
     administrative expenses                    13,593                11,239
Research and development
     expense                                     8,796                 7,973
                                        ---------------       ---------------
                                                22,389                19,212
                                        ---------------       ---------------

Operating income                                52,266                35,280

Other income (expense):
     Interest income                             1,922                 1,625
     Interest expense                             (274)                 (371)
     Foreign currency                             (777)                 (733)
     Other                                         (41)                   71
                                        ---------------       ---------------
                                                   830                   592
                                        ---------------       ---------------

Income before income taxes                      53,096                35,872

Income tax provision                            11,602                 9,111
                                        ---------------       ---------------

Net income                                     $41,494               $26,761
                                        ===============       ===============

Net income per share:
     Basic                                       $0.38                 $0.25
     Diluted                                     $0.38                 $0.25

Weighted average common
     shares outstanding:
     Basic                                     107,948               107,777
     Diluted                                   108,693               108,137




See accompanying notes.

                          Garmin Ltd. And Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)



                                                                                      13-Weeks Ended
                                                                       -------------------------------------------
                                                                               March 29,                March 30,
                                                                                    2003                     2002
                                                                       -------------------------------------------
Operating Activities:
        Net income                                                               $41,494                  $26,761
        Depreciation and amortization                                              4,542                    2,929
        Gain on sale of property and equipment                                        65                        0
        Provision for doubtful accounts                                              190                      845
        Deferred income taxes                                                          0                      201
        Provision for obsolete inventory                                               0                      454
        Foreign currency transaction gains                                           729                      495
Changes in operating assets and liabilities:
        Accounts receivable                                                        4,465                   (1,021)
        Inventories                                                               (5,261)                   7,077
        Other current assets                                                      (1,160)                    (737)
        Accounts payable                                                          (7,875)                     303
        Other current liabilities                                                 (3,336)                   4,175
        Income taxes                                                               8,511                    6,844
                                                                       ------------------       ------------------
Net cash provided by operating activities                                         42,364                   48,326

Investing activities:
Purchases of property and equipment                                               (4,648)                  (3,643)
Purchase of intangible assets                                                       (289)                       0
Purchase of marketable securities, net                                            (4,258)                  (8,949)
Proceeds from asset sale                                                              10                        0
Other                                                                                  0                     (382)
                                                                       ------------------       ------------------
Net cash used in investing activities                                             (9,185)                 (12,974)

Financing activities:
Payments on long term debt                                                             0                   (2,851)
Proceeds from issuance of common stock                                               685                        0
                                                                       ------------------       ------------------
Net cash provided by (used in) financing activities                                  685                   (2,851)

Effect of exchange rate changes on cash                                              516                      536

                                                                       ------------------       ------------------
Net increase in cash                                                              34,380                   33,037
Cash and cash equivalents at beginning of period                                 216,768                  192,842
                                                                       ------------------       ------------------
Cash and cash equivalents at end of period                                      $251,148                 $225,879
                                                                       ==================       ==================



See accompanying notes.

                                   Garmin Ltd.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 29, 2003
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended December 27, 2003.

The condensed consolidated balance sheet at December 28, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

The Company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 29, 2003 and March 30, 2002 both contain operating results for 13 weeks.

2.       Recent Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs
Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the Company's financial position as no exit or disposal activities are currently planned.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. Since the Company uses the intrinsic value method of Accounting Principles Board ('APB') Opinion No. 25, Accounting for Stock Issued to Employees, the footnotes will include a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods - the prospective method, the modified prospective method, or the retroactive restatement method. Finally, SFAS No. 148 requires the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions were effective for the Company's fiscal year 2002. The new interim period disclosures are required in the Company's financial statements for interim periods beginning in the first quarter of fiscal 2003. This statement did not have a material impact on the Company's results of operations or financial condition. (See Note 9.)

3.       Inventories

The components of inventory consist of the following:


                                         March 29,            December 28,
                                            2003                  2002
                                      -----------------------------------------

Raw materials                                  $23,909                 $24,177
Work-in-process                                 13,259                  10,936
Finished goods                                  35,325                  31,818
Inventory reserves                              (9,647)                 (9,424)
                                      -----------------------------------------

Inventory, net of reserves                     $62,846                 $57,507
                                      =========================================



4.       Stock Repurchase Plan

There is no stock repurchase program in place as of March 29, 2003. The previous stock repurchase program established on September 24, 2001 expired on December 31, 2002. The Company purchased 595,000 shares during the life of that program for $9,834.


5.       Long Term Debt

During 2000, Garmin International Inc. entered into an agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. At March 29, 2003, outstanding principal under the 2000 Bonds totaled $20,000. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.37% at March 28, 2003), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity at April 15, 2020. The Company has the option at any time to retire a portion or all of its long-term debt.

6.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):


                                                                   13-Weeks Ended
                                                          ---------------------------------
                                                            March 29,         March 30,
                                                               2003              2002
                                                          ---------------------------------
Numerator:
    Numerator for basic and diluted net income
        per share - net income                                   $41,494           $26,761
                                                          =================================

Denominator:
    Denominator for basic net income per share -                 107,948           107,777
        weighted-average common shares

    Effect of dilutive securities -
        employee stock options                                       745               360
                                                          ---------------------------------

    Denominator for diluted net income per share -
        adjusted weighted-average common shares
                                                                 108,693           108,137
                                                          =================================

Basic net income per share                                         $0.38             $0.25
                                                          =================================

Diluted net income per share                                       $0.38             $0.25
                                                          =================================



At March 29, 2003, all options to purchase the shares of common stock were included in the computation of diluted earnings per share because the options exercise price was in all cases less than the average market price of the common shares. Therefore, there was no anti-dilutive effect of these options during the 13-week period ended March 29, 2003.


7.       Comprehensive Income

Comprehensive income is comprised of the following:

                                                            13-Weeks Ended
                                                -------------------------------
                                                   March 29,           March 30,
                                                    2003                2002
                                                -------------------------------

Net income                                            $41,494           $26,761
Translation adjustment                                  1,015               962
Change in fair value of effective portion of
   cash flow hedges, net of deferred taxes                  -               (37)
Change in fair value of available-for-sale
   marketable securities                                  104                 -
                                                -------------------------------

      Comprehensive income                             $42,613          $27,686
                                                ===============================

8.       Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:



                                                              13-Weeks Ended
                                      ---------------------------------------------------------------
                                             March 29, 2003                 March 30, 2002
                                      ---------------------------------------------------------------
                                         Consumer        Aviation       Consumer        Aviation
                                                              (in thousands)

Sales to external customers               $95,309        $28,479         $74,747         $26,109
Income before income taxes                $40,168        $12,928         $25,149         $10,723

                                      ---------------------------------------------------------------




Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 13-week periods ended March 29, 2003 and March 30, 2002:




                                             North
                                            America            Asia             Europe             Total
                                         --------------------------------------------------------------------
       March 29, 2003
          Sales to external customers          $85,252            $5,010           $33,526          $123,788
          Long-lived assets                     43,636            32,634               515            76,785

       March 30, 2002
          Sales to external customers          $73,011            $4,139           $23,706          $100,856
          Long-lived assets                     40,602            30,970               534            72,106


9.       Stock Compensation Plans

Accounting for Stock-Based Compensation

     At March 29, 2003, the company has two stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                  -------------------------------------
                                                                     March 29,           March 30,
                                                                        2003                2002
                                                                  -------------------------------------

Net income as reported                                                     $41,494             $26,761
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards,
   net of tax effects                                                         (745)               (543)
                                                                  -------------------------------------
Pro forma net income                                                       $40,749             $26,218
                                                                  =====================================

Net income per share as reported:
    Basic                                                                    $0.38               $0.25
    Diluted                                                                  $0.38               $0.25

Pro forma net income per share:
    Basic                                                                    $0.38               $0.24
    Diluted                                                                  $0.37               $0.24




2000 Non-employee Directors' Option Plan

     In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period.

2000 Equity Incentive Plan

     Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and 'other' stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2002 and 2001 is summarized below. There have been no 'other' stock compensation awards granted under the Plan. A summary of the Company's stock option activity and related information under the 2000 Equity Incentive Plan and 2000 Non-employee Directors' Option Plan for the period ending March 29, 2003 and years ended December 28, 2002 and December 29, 2001 is provided below:



                                                       Weighted-Average
                                                        Exercise Price             Number of Shares
                                                   ----------------------------------------------------
                                                                                 (In Thousands)

Outstanding at December 29, 2001                            $15.45                          1,535
       Granted                                              $29.61                            453
       Exercised                                            $14.15                            (74)
       Canceled                                             $16.58                            (40)
                                                                                 ----------------------
Outstanding at December 28, 2002                            $18.90                          1,874
       Granted                                                -                                 0
       Exercised                                            $14.95                            (45)
       Canceled                                             $15.93                             (8)
                                                                                 ----------------------
Outstanding at March 29, 2003                               $19.17                          1,821




     There were no options granted during the 13-week periods ending March 29, 2003 and March 30, 2002.

     The weighted-average remaining contract life for options outstanding at March 29, 2003 is approximately 8.4 years. Options outstanding at March 29, 2003 have exercise prices ranging from $14.00 to $29.79. At March 29, 2003, options to purchase 397,361 shares are exercisable.

10.      Warranty Reserves

The Company's products sold are generally covered by a warranty for periods ranging from one to two years. The Company's estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

                                         March 29          March 30
                                          2003              2002
                                         ________          ________

Balance - beiginning of the period       $ 5,949           $ 3,914
Accrual for products sold
   during the period                       1,886              1,797
Expenditures                              (2,130)            (1,603)
                                         ________          _________
Balance - end of the period              $ 5,705           $  4,108

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                                13-Weeks Ended
                                     -------------------------------------
                                       March 29, 2003      March 30, 2002
                                     -------------------------------------

Net sales                                      100.0%              100.0%
Cost of goods sold                              39.7%               46.0%
                                           -----------        ------------
Gross Profit                                    60.3%               54.0%
Selling, general and administrative             11.0%               11.1%
Research and development                         7.1%                7.9%
                                           -----------        ------------
Total expenses                                  18.1%               19.0%
                                           -----------        ------------
Operating income                                42.2%               35.0%
Other income, net                                0.7%                0.6%
                                           -----------        ------------
Income before income taxes                      42.9%               35.6%
Provision for income taxes                       9.4%                9.1%
                                           -----------        ------------
Net income                                      33.5%               26.5%
                                           ===========        ============

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

                                                                        13-Weeks Ended
                                                 -------------------------------------------------------

                                                 -------------------------------------------------------
                                                  Consumer      Aviation        Consumer      Aviation
                                                   ________      ________        ________      ________


Net sales                                        $95,309       $28,479          $74,747       $26,109
Cost of goods sold                                39,567         9,566           36,080        10,284
                                                 ----------    ----------      -----------    ----------
Gross Profit                                      55,742        18,913           38,667        15,825

Operating Expenses:
   Selling, general and administrative            10,687         2,906            8,899         2,340
   Research and development                        5,549         3,247            4,975         2,998
                                                 ----------    ----------      -----------    ----------

Total Expenses                                    16,236         6,153           13,874         5,338
                                                 ----------    ----------      -----------    ----------
Operating income                                  39,506        12,760           24,793        10,487
Other income, net                                 662              168              357           235
                                                 ----------    ----------      -----------    ----------
Income before income taxes                       $40,168       $12,928          $25,150       $10,722






Comparison of 13-Weeks Ended March 29, 2003 and March 30, 2002

Net Sales

     Net sales increased $22.9 million, or 22.7%, to $123.8 million for the 13-week period ended March 29, 2003, from $100.9 million for the 13-week period ended March 30, 2002. The increase for the 13-week period ended March 29, 2003 was primarily due to the success of the 22 new products that were introduced during fiscal year 2002 and overall demand for our consumer products associated with a strong marine and recreation selling season during the quarter. Sales from our consumer products accounted for 77% of net sales for the first quarter of 2003 compared to 74% during the first quarter of 2002. Sales from our aviation products accounted for 23% for the first quarter of 2003 compared to 26% during the first quarter of 2002. Total consumer and aviation units increased 43% to 446,000 in 2003 from 313,028 in 2002. The higher unit volume in the first quarter of fiscal 2003 was primarily attributable to the introduction of new products in 2002 which caused higher volume in our consumer segment.

     Net sales for the consumer segment increased $20.5 million, or 27.4%, to $95.3 million for the 13-week period ended March 29, 2003, from $74.8 million for the 13-week period ended March 30, 2002. The increase for the 13-week period ended March 29, 2003 was primarily due to the success of the new consumer products introduced during fiscal year 2002 and overall demand for our consumer products associated with a strong marine and recreation selling season during the quarter.

     Net sales for the aviation segment increased $2.4 million, or 9.1%, to $28.5 million for the 13-week period ended March 29, 2003, from $26.1 million for the 13-week period ended March 30, 2002. The increase for the 13-week period ended March 29, 2003 was primarily due to demand for new products such as the GTX 330, GDL 49, and GPSMAP 196.

Gross Profit

     Gross profit increased $20.2 million, or 37.0%, to $74.7 million for the 13-week period ended March 29, 2003, from $54.5 million for the 13-week period ended March 30, 2002. Increased demand for our products resulted in increased production volumes at our Taiwan factory, resulting in improved manufacturing efficiencies and reduced factory overhead. In addition, reduced raw material component costs, coupled with our vertical integration strategy, resulted in significant gross margin improvement during the quarter. The increase in gross profit is also attributable to a favorable product mix during the quarter. Gross profit as a percentage of net sales increased to 60.3% for the 13-week period ended March 29, 2003 compared to 54.0% for the 13-week period ended March 30, 2002.

     Gross profit for the consumer segment increased $17.0 million, or 44.2%, to $55.7 million for the 13-week period ended March 29, 2003, from $38.7 million for the 13-week period ended March 30, 2002. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2002, and a reduction of raw material costs. The increase in gross profit is also attributable to a favorable product mix during the quarter. Gross profit as a percentage of net sales increased to 58.5% during the 13-week period ended March 29, 2003 compared to 51.7% for the 13-week period ended March 30, 2002.

     Gross profit for the aviation segment increased $3.1 million, or 19.5%, to $18.9 million for the 13-week period ended March 29, 2003, from $15.8 million for the 13-week period ended March 30, 2002. This increase is associated with the increase in revenues in our aviation segment during the quarter. Gross profit as a percentage of net sales increased to 66.4% for the 13-week period ended March 29, 2003 from 60.6% for the 13-week period ended March 30, 2002. This increase as a percentage of net sales was primarily attributed to product mix as we experienced an increase in higher margin panel mount unit sales during 2003 when compared to 2002.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.4 million, or 21.0%, to $13.6 million (11.0% of net sales) for the 13-week period ended March 29, 2003, from $11.2 million (11.1% of net sales) for the 13-week period ended March 30, 2002. Selling, general and administrative expenses increased $1.8 million, or 20.1%, in the consumer segment and increased $0.6 million, or 24.2%, in the aviation segment. The increase in expense was driven primarily by increased call center expenses ($0.4 million), insurance premiums ($0.4 million), and ORACLE ERP implementation costs ($0.9 million).

Research and Development Expense

     Research and development expenses increased $0.8 million, or 10.3%, to $8.8 million (7.1% of net sales) for the 13-week period ended March 29, 2003, from $8.0 million (7.9% of net sales) for the 13-week period ended March 30, 2002. Research and development expenses increased $0.6 million, or 11.5%, in the consumer segment and $0.3 million, or 8.3%, in the aviation segment. The increase in expense was due to ongoing development activities for new products within our consumer segment during the quarter, and the addition of 73 new engineering personnel to our staff in both the consumer and aviation segments within the last 12 months as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 13-week period ended March 29, 2003 increased to $52.3 million from $35.3 million for the 13-week period ended March 30, 2002. Operating income as a percentage of net sales increased to 42.2% for the 13-week period ended March 29, 2003, from 35.0% for the 13-week period ended March 30, 2002, due to the significant improvement in gross profit partially offset by overall increases in operating expenses.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income for the 13-week period ended March 29, 2003 amounted to $0.8 million compared to other income of $0.6 million for the 13-week period ended March 30, 2002. Interest income for the 13-week period ended March 29, 2003 amounted to $1.9 million compared to $1.6 million for the 13-week period ended March 30, 2002, the increase being attributable to an increase in cash balances during the last 12 months. The average taxable equivalent interest rate return on invested cash during the quarter was 1.6% compared to 2.2% during fiscal year 2002. Interest expense decreased to $0.3 million for the 13-week period ended March 29, 2003 from $0.4 million for the 13-week period ended March 30, 2002.

     We recognized a foreign currency exchange loss of $0.8 million for the 13-week period ended March 29, 2003 compared to a loss of $0.7 million for the 13-week period ended March 30, 2002. The $0.8 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2002, when the exchange rate decreased to 34.79 TD/USD at March 29, 2003 from 34.90 TD/USD at December 28, 2002. The $0.7 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2002, when the exchange rate decreased to 35.00 TD/USD at March 30, 2002 from 35.17 TD/USD at December 30, 2001.


Income Tax Provision

     Income tax expense increased by $2.5 million, to $11.6 million, for the 13-week period ended March 29, 2003 from $9.1 million for the 13-week period ended March 30, 2002 due to our higher taxable income. The effective tax rate fell to 21.9% due to additional tax benefits granted by the Taiwan government from increased production in our Taiwan facility.

Net Income

     As a result of the above, net income increased 55.1% for the 13-week period ended March 29, 2003 to $41.5 million compared to $26.8 million for the 13-week period ended March 30, 2002.


Liquidity and Capital Resources

     Net cash generated by operating activities was $42.4 million for the 13-week period ended March 29, 2003 compared to $48.3 million for the 13-week period ended March 30, 2002. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $5.3 million increase in inventory at March 29, 2003 when compared to fiscal year-end December 28, 2002. Inventory levels were increased to support the anticipated seasonal increase in demand for our products during the upcoming second quarter 2003 selling season.

     Cash flow from investing activities during the 13-week period ending March 29, 2003 was a $9.2 million use of cash. Cash flow used in investing activities principally relates to $4.6 million in capital expenditures and the net purchase of $4.3 million of fixed income securities associated with the investment of our on-hand cash balances. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the quarter was approximately 1.6%.

     Cash flow from financing activities during the period was a $0.7 million source of cash, which represents proceeds from the issuance of common stock related to our Company stock option plan.

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


Contractual Obligations and Commercial Commitments

On April 25, 2003, Garmin International, Inc. signed an agreement with Turner Construction Company engaging Turner as the construction manager on a future facility expansion in Olathe, Kansas. The estimated cost of completion on this expansion project is approximately $60.0 million with estimated completion of September 2004.

On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance (the "2000 Bonds") for the expansion of its Olathe, Kansas facility. At March 29, 2003, outstanding principal under the 2000 Bonds totaled $20.0 million. Interest on the 2000 Bonds is payable monthly at a variable interest rate (1.37% at March 29, 2003), which is adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds with principal due upon maturity on April 15, 2020.

     The 2000 Bonds are secured by an irrevocable letter of credit totaling $20.3 million with facility fees of 0.75%. This renewable letter of credit initially expires on September 20, 2004. The bank has required a sinking fund be established with principal payments on long-term debt beginning in 2004 of $4,002 with semiannual payments of $667 thereafter.

     The reimbursement agreement entered into by Garmin International, Inc. in connection with the 2000 Bonds contain restrictive covenants, which include, among other things, financial covenants requiring minimum cash flow leverage, maximum capitalization, minimum tangible net worth, and other affirmative and negative covenants. We do not expect these limitations to have a material effect on our business or results of operations. We are in compliance with all covenants contained in the reimbursement agreement.

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

     The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 0.3% during 2003 and resulted in a foreign currency loss of $0.8 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.


Interest Rate Risk

     As of March 29, 2003, we have interest rate risk in connection with our industrial revenue bonds that bear interest at a floating rate. Garmin International, Inc. entered into two interest rate swap agreements, one on July 1, 2000 ($10.0 million notional) and another on February 6, 2001 ($5.0 million notional), totaling $15.0 million to modify the characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The estimated fair value of the interest swap agreements of $0.6 million is the amount we would be required to pay to terminate the swap agreements at March 29, 2003. A 10% positive or negative change in the floating counterparty interest rates associated with the swaps would change the estimated fair value of the interest rate swap agreements to $0.5 million (positive 10% change) or $0.7 million (negative 10% change), respectively.

     The Company' average outstanding debt during the 13-week period ended March 29, 2003 was approximately $20.0 million. The average interest rate on debt during the quarter was approximately 1.37%. A 10% positive or negative change in the average interest rate during the quarter would have resulted in interest expense of $0.25 million (positive 10% change) or $0.30 million (negative 10% change), respectively. This compares to the actual interest expense of $0.27 million during fiscal 2003.

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

Part II - Other Information

     Item 1. Legal  Proceedings
     -----------------------------------------
             From time to time the Company may be involved in litigation arising in the course of its operations. As of May 14, 2003, the Company was not a party to any material legal proceedings.

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

     Item 3. Defaults Upon Senior Securities
     -----------------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------
             None

     Item 5. Other Information
     -----------------------------------------
             Not applicable

     Item 6. Exhibits and Reports on Form 8-K
     -----------------------------------------

             a.     Exhibits


                    Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                                  Section 1350, as adopted pursuant to Section
                                  906 of the Sarbanes-Oxley Act of 2002(filed herewith)



             b.    Reports on Form 8-K


               The Company furnished under Item 9 of Form 8-K the Company's Form 8-K dated February 12, 2003 reporting the announcement of financial results for the fiscal quarter and year ended December 28, 2002.

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


Dated:  May 14, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                    By        /s/ Min H. Kao
                                                     Min H. Kao
                                                     Co-Chairman and Chief
                                                     Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003              By        /s/ Kevin Rauckman
                                               Kevin Rauckman
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



      Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                Exhibit 99.1



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


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Garmin Ltd. (the "Company") does hereby certify that:

     (1) The Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: May 14, 2003                 /s/ Min H. Kao________________________
                                        Min H. Kao
                                        Co-Chairman and Chief Executive Officer



Dated: May 14, 2003                 /s/ Kevin Rauckman____________________
                                        Kevin Rauckman
                                        Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to Garmin Ltd. and will be retained by Garmin Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.


This certification accompanies the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.