Form 10-Q
period 2003-06-28
GARMIN LTD
filed 2003-08-13
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _______ to ______

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



       Number of shares outstanding of the Company's common shares as of August 8, 2003: Common Shares, $.01 par value - 108,037,137.

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 28, 2003

                                Table of Contents


Part I - Financial Information                                              Page

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Introductory Comments                                       3

                  Condensed Consolidated Balance Sheets at June 28, 2003
                  and December 28, 2002                                       4

                  Condensed Consolidated Statements of Income for the
                  13- and 26-weeks ended June 28, 2003 and June 29, 2002      5

                  Condensed Consolidated Statements of Cash Flows for the
                  13- and 26-weeks ended June 28, 2003 and June 29, 2002      6

                  Notes to Condensed Consolidated Financial Statements        7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 22

         Item 4.  Controls and Procedures                                     22

Part II - Other Information

         Item 1.   Legal Proceedings                                          23

         Item 2.   Changes in Securities and Use of Proceeds                  23

         Item 3.   Defaults Upon Senior Securities                            23

         Item 4.   Submission of Matters to a Vote of Security Holders        23

         Item 5.   Other Information                                          23

         Item 6.   Exhibits and Reports on Form 8-K                           24


         Signature Page                                                       25

         Index to Exhibits                                                    26

                                   Garmin Ltd.
                                    Form 10-Q
                           Quarter Ended June 28, 2003




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

     The results of operations for the 13- and 26-week periods ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

                  Garmin Ltd. And Subsidiaries
              Condensed Consolidated Balance Sheets
            (In thousands, except share information)


                                                                  --------------------------------------
                                                                       (Unaudited)
                                                                         June 28,          December 28,
                                                                             2003                  2002
                                                                  --------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                           $266,479              $216,768
     Marketable securities                                                 75,016               113,336
     Accounts receivable, net                                              60,720                58,278
     Inventories                                                           66,846                57,507
     Deferred income taxes                                                 15,150                14,847
     Prepaid expenses and other current assets                              4,765                 4,490
                                                                  ----------------      ----------------

Total current assets                                                      488,976               465,226

Property and equipment, net                                                78,013                74,440

Marketable securities                                                     183,318               132,372
Restricted cash                                                             1,599                 1,598
Other assets, net                                                          21,696                24,479
                                                                  ----------------      ----------------

Total assets                                                              773,602               698,115
                                                                  ================      ================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      27,873                32,446
     Salaries and benfits payable                                           2,757                 4,178
     Warranty reserve                                                       6,131                 5,949
     Other accrued expenses                                                13,983                12,752
     Income taxes payable                                                  23,918                18,080
                                                                  ----------------      ----------------

Total current liabilities                                                  74,662                73,405

Long-term debt                                                                  -                20,000
Deferred income taxes                                                       1,939                 2,211

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 authorized, none issued        -                     -
  Common stock, $0.01 par value, 500,000,000, shares authorized:
    Issued and outstanding shares - 107,919,766 as of                       1,081                 1,080
       December 28, 2002 and 108,034,281 as of
       June 28, 2003
  Additional paid-in capital                                              131,133               129,431
  Retained earnings                                                       596,625               507,884
  Accumulated other comprehensive loss                                    (31,838)              (35,896)
                                                                  ----------------      ----------------

Total stockholders' equity                                                697,001               602,499
                                                                  ----------------      ----------------
Total liabilities and stockholders' equity                               $773,602              $698,115
                                                                  ================      ================


See accompanying notes.

                          Garmin Ltd. And Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)


                                       13-Weeks Ended                               26-Weeks Ended
                                    --------------------------------------       -------------------------------------
                                           June 28,              June 29,               June 28,             June 29,
                                               2003                  2002                   2003                 2002
                                    --------------------------------------       -------------------------------------

Net sales                                  $143,495              $122,838               $267,283             $223,694

Cost  of goods sold                          59,838                55,176                108,970              101,540
                                    ----------------      ----------------       ----------------      ---------------

Gross profit                                 83,657                67,662                158,313              122,154

Selling, general and
     administrative expenses                 13,935                11,099                 27,529               22,338
Research and development
     expense                                  9,607                 7,476                 18,403               15,449
                                    ----------------      ----------------       ----------------      ---------------
                                             23,542                18,575                 45,932               37,787
                                    ----------------      ----------------       ----------------      ---------------

Operating income                             60,115                49,087                112,381               84,367

Other income (expense):
     Interest income                          1,819                 1,755                  3,741                3,380
     Interest expense                          (236)                 (346)                  (510)                (717)
     Foreign currency                        (1,272)               (9,005)                (2,049)              (9,737)
     Other                                   (1,368)                   95                 (1,409)                 165
                                    ----------------      ----------------       ----------------      ---------------
                                             (1,057)               (7,501)                  (227)              (6,909)
                                    ----------------      ----------------       ----------------      ---------------

Income before income taxes                   59,058                41,586                112,154               77,458

Income tax provision                         11,812                 9,440                 23,413               18,551
                                    ----------------      ----------------       ----------------      ---------------

Net income                                  $47,246               $32,146                $88,741              $58,907
                                    ================      ================       ================      ===============

Net income per share:
     Basic                                    $0.44                 $0.30                  $0.82                $0.55
     Diluted                                  $0.43                 $0.30                  $0.81                $0.54

Weighted average common
     shares outstanding:
     Basic                                  107,995               107,788                107,972              107,782
     Diluted                                109,038               108,215                108,888              108,172



See accompanying notes.

                 Garmin Ltd. And Subsidiaries
     Condensed Consolidated Statements of Cash Flows (Unaudited)
                        (In thousands)

                                                                        26-Weeks Ended
                                                                       -------------------------------------------
                                                                                June 28,                 June 29,
                                                                                    2003                     2002
                                                                       -------------------------------------------
Operating Activities:
Net Income                                                                       $88,741                  $58,906
        Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation and amortization                                              9,315                    6,339
        Loss on sale of property and equipment                                        65                        -
        Provision for doubtful accounts                                              321                      377
        Deferred income taxes                                                     (1,058)                    (324)
        Foreign currency transaction losses                                        1,669                      610
Changes in operating assets and liabilities:
        Accounts receivable                                                       (2,728)                  (5,009)
        Inventories                                                               (9,132)                  16,700
        Other current assets                                                        (250)                  (1,798)
        Accounts payable                                                          (4,777)                  (1,515)
        Other current liabilities                                                  1,004                    4,173
        Income taxes                                                               5,297                      187
                                                                       ------------------       ------------------
Net cash provided by operating activities                                         88,467                   78,646

Investing Activities:
Purchases of property and equipment                                               (8,110)                  (5,448)
Purchase of intangible assets                                                       (781)                 (12,876)
Purchase of marketable securities, net                                           (13,115)                (102,581)
Proceeds from asset sale                                                              10                        -
Other                                                                                  -                     (177)
                                                                       ------------------       ------------------
Net cash used in investing activities                                            (21,996)                (121,082)

Financing Activities:
Payments on long term debt                                                       (20,000)                 (12,231)
Proceeds from issuance of common stock                                             1,703                        -
                                                                       ------------------       ------------------
Net cash used in financing activities                                            (18,297)                 (12,231)

Effect of exchange rate changes on cash and cash equivalents                       1,537                    8,400
                                                                       ------------------       ------------------
Net increase (decrease) in cash and cash equivalents                              49,711                  (46,267)
Cash and cash equivalents at beginning of period                                 216,768                  192,842
                                                                       ------------------       ------------------

Cash and cash equivalents at end of period                                      $266,479                 $146,575
                                                                       ==================       ==================


See accompanying notes.

                                   Garmin Ltd.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 28, 2003
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 26-week period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended December 27, 2003.

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

The Company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 28, 2003 and June 29, 2002 both contain operating results for 13 weeks.

2.       Inventories

The components of inventories consist of the following:

                                              June 28,            December 28,
                                                  2003                    2002
                                      -----------------------------------------

Raw materials                                  $25,080                 $24,177
Work-in-process
                                                11,623                  10,936
Finished goods
                                                39,918                  31,818
Inventory reserves
                                               (9,775)                 (9,424)
                                      -----------------------------------------

Inventory, net of reserves                     $66,846                 $57,507
                                      =========================================


3.       Long Term Debt

During 2000, Garmin International Inc. entered into an agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. During the second quarter of 2003, the Company retired this debt by purchasing the bonds on our own account, so at June 28, 2003, outstanding principal under the 2000 Bonds was $0.

4.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):


                                                                   13-Weeks Ended

                                                          ---------------------------------
                                                                June 28,          June 29,
                                                                    2003              2002
                                                          ---------------------------------
Numerator:
    Numerator for basic and diluted net income
        per share - net income                                   $47,245           $32,146
                                                          =================================

Denominator:
    Denominator for basic net income per share-                  107,995           107,788
        weighted-average common shares

    Effect of dilutive securities-
        employee stock options                                     1,043               427
                                                          ---------------------------------

    Denominator for diluted net income per share-
        adjusted weighted-average common shares
                                                                 109,038           108,215
                                                          =================================

Basic net income per share                                         $0.44             $0.30
                                                          =================================

Diluted net income per share                                       $0.43             $0.30
                                                          =================================



                                                                   26-Weeks Ended
                                                          ---------------------------------
                                                                June 28,          June 29,
                                                                    2003              2002
                                                          ---------------------------------
Numerator:
    Numerator for basic and diluted net income
        per share - net income                                   $88,741           $58,907
                                                          =================================

Denominator:
    Denominator for basic net income per share -                 107,972           107,782
        weighted-average common shares

    Effect of dilutive securities -
        employee stock options                                       916               390
                                                          ---------------------------------

    Denominator for diluted net income per share -
        adjusted weighted-average common shares
                                                                 108,888           108,172
                                                          =================================

Basic net income per share                                         $0.82             $0.55
                                                          =================================

Diluted net income per share                                       $0.81             $0.54

                                                          =================================

At June 28, 2003, all options to purchase the shares of common stock were included in the computation of diluted earnings per share because the options exercise price was in all cases less than the average market price of the common shares. Therefore, there was no anti-dilutive effect of these options during the 13-week or 26-week period ended June 28, 2003.


5.    Comprehensive Income

Comprehensive income is comprised of the following:


                                                                    13-Weeks Ended
                                                         --------------------------------------
                                                                 June 28,             June 29,
                                                                     2003                 2002
                                                         --------------------------------------

Net income                                                        $47,246              $32,146
Translation adjustment                                              2,255               14,162

Change in fair value of effective portion of
   Cash flow hedges, net of deferred taxes                            637                 (58)
Change in fair value of available-for-sale
   Marketable securities, net of deferred losses                       47                    -
                                                         --------------------------------------

      Comprehensive income                                        $50,185              $46,250
                                                         ======================================



                                                                    26-Weeks Ended
                                                         --------------------------------------
                                                                 June 28,             June 29,
                                                                     2003                 2002
                                                         --------------------------------------
Net income                                                        $88,741              $58,907
Translation adjustment                                              3,270               15,124

Change in fair value of effective portion of
   cash flow hedges, net of deferred taxes                            637                 (95)
Change in fair value of available-for-sale
   marketable securities, net of deferred losses                      151                    -
                                                         --------------------------------------

      Comprehensive income                                        $92,799              $73,936
                                                         ======================================



6.     Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:

                                                              13-Weeks Ended
                                      ---------------------------------------------------------------
                                       June 28, 2003                  June 29, 2002
                                      ---------------------------------------------------------------
                                         Consumer        Aviation       Consumer        Aviation

Sales to external customers                  $114,298        $29,197         $93,745         $29,093
Income before income taxes                     47,102         11,956          29,566          12,020

                                      ---------------------------------------------------------------



                                                              26-Weeks Ended
                                      ---------------------------------------------------------------
                                       June 28, 2003                  June 29, 2002
                                      ---------------------------------------------------------------
                                         Consumer        Aviation       Consumer        Aviation

Sales to external customers                  $209,607        $57,676        $168,492         $55,202
Income before income taxes                     87,268         24,886          54,714          22,744

                                      ---------------------------------------------------------------


Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 26-week periods ended June 28, 2003 and June 29, 2002:

                                       North
                                      America            Asia             Europe             Total
                                   --------------------------------------------------------------------
June 28, 2003
   Sales to external customers          $185,565           $11,177           $70,541          $267,283
   Long-lived assets                      45,329            32,249               435            78,013

June 29, 2002
   Sales to external customers          $161,377            $9,103           $53,214          $223,694
   Long-lived assets                      40,332            32,277               493            73,102


7.     Stock Compensation Plans

Accounting for Stock-Based Compensation

     At June 28, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                             13-Weeks Ended
                                                                  -------------------------------------
                                                                          June 28,            June 29,
                                                                              2003                2002
                                                                  -------------------------------------

Net income as reported                                                     $47,246             $32,146
Deduct: Total stock-based employee compensation expense
   Determined under fair-value based method for all awards,
   net of tax effects                                                        (762)               (557)
                                                                  -------------------------------------
Pro forma net income                                                       $46,484             $31,589
                                                                  =====================================

Net income per share as reported:
    Basic                                                                    $0.44               $0.30
    Diluted                                                                  $0.43               $0.30

Pro forma net income per share:
    Basic                                                                    $0.43               $0.29
    Diluted                                                                  $0.43               $0.29



                                                                             26-Weeks Ended
                                                                  -------------------------------------
                                                                          June 28,            June 29,
                                                                              2003                2002
                                                                  -------------------------------------

Net income as reported                                                     $88,741             $58,907
Deduct: Total stock-based employee compensation expense
   Determined under fair-value based method for all awards,
   net of tax effects                                                      (1,516)             (1,110)
                                                                  -------------------------------------
Pro forma net income                                                       $87,225             $57,797
                                                                  =====================================

Net income per share as reported:
    Basic                                                                    $0.82               $0.55
    Diluted                                                                  $0.81               $0.54

Pro forma net income per share:
    Basic                                                                    $0.81               $0.54
    Diluted                                                                  $0.80               $0.53



2000 Non-employee Directors' Option Plan

     In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period.



2000 Equity Incentive Plan

     Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and "other" stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2003 is summarized below. There have been no "other" stock compensation awards granted under the Plan.

     A summary of the Company's stock option activity and related information under the Plan and the Directors' Plan for the period ended June 28, 2003 and years ended December 28, 2002 and December 29, 2001 is provided below:


                                         Weighted-Average
                                         Exercise Price        Number of Shares
                                      ------------------------------------------
                                                                (In Thousands)

Outstanding at December 28, 2002           $18.90                       1,874
       Granted                                -                             0
       Exercised                           $14.95                        (45)
       Canceled                            $15.93                         (8)
                                                          ----------------------
Outstanding at March 29, 2003              $19.17                       1,821
       Granted                             $44.84                          10
       Exercised                           $14.75                        (69)
       Canceled                            $19.78                         (4)
                                                          ----------------------
Outstanding at June 28, 2003               $19.49                       1,758
                                                          ======================



     There were 9,648 and 10,558 options granted during the 13-week periods ended June 28, 2003 and June 29, 2002, respectively.

     The weighted-average remaining contract life for options outstanding at June 28, 2003 is approximately 8.2 years. Options outstanding at June 28, 2003 have exercise prices ranging from $14.00 to $49.35. At June 28, 2003, options to purchase 336,213 shares are exercisable.

8.    Warranty Reserves

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

                                                    13-Weeks Ended
                                          ------------------------------------
                                                June 28,             June 29,
                                                    2003                 2002
                                          ---------------       --------------

Balance - beginning of the period                $ 5,705              $ 5,000
Accrual for products sold
    during the period                              2,557                2,223
Expenditures                                      (2,131)              (1,601)
                                          ---------------       --------------
Balance - end of the period                      $ 6,131              $ 5,622
                                          ===============       ==============


                                                    26-Weeks Ended
                                          ------------------------------------
                                                June 28,             June 29,
                                                    2003                 2002
                                          ---------------       --------------

Balance - beginning of the period                $ 5,949              $ 4,777
Accrual for products sold                          4,493                3,735
    during the period
Expenditures                                      (4,311)              (2,890)
                                          ---------------       --------------
Balance - end of the period                      $ 6,131              $ 5,622
                                          ===============       ==============




9.    Subsequent Events

On July 23, 2003, the board of directors of the Company approved a $.50/share annual dividend payable to shareholders of record on December 1, 2003.

On  July  24,  2003,  the  Company's  subsidiary,  Garmin  International,  Inc., announced a definitive agreement to acquire the stock of UPS Aviation Technologies for $38 million in cash. The acquisition is subject to customary closing conditions, and is expected to close in the third quarter of 2003. UPS Aviation Technologies designs and manufactures multiple lines of communication, navigation, and surveillance products for general aviation and air transport customers.

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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                                      13-Weeks Ended
                                     -------------------------------------------
                                        June 28, 2003           June 29, 2002
                                     -------------------------------------------

Net sales                                       100.0%                  100.0%
Cost of goods sold                               41.7%                   44.9%
                                             --------------         ------------
Gross profit                                     58.3%                   55.1%
Research and development                          6.7%                    6.1%
Selling, general and administrative               9.7%                    9.0%
                                             --------------       --------------
Total expenses                                   16.4%                   15.1%
                                             --------------       --------------
Operating income                                 41.9%                   40.0%
Other income, net                                (0.7%)                  (6.1%)
                                             --------------       --------------
Income before income taxes                       41.2%                   33.9%
Provision for income taxes                        8.3%                    7.7%
                                             --------------       --------------
Net income                                       32.9%                   26.2%
                                             ==============       ==============


                                                      26-Weeks Ended
                                      ------------------------------------------
                                        June 28, 2003           June 29, 2002
                                      ------------------------------------------

Net sales                                       100.0%                  100.0%
Cost of goods sold                               40.8%                   45.4%
                                             --------------       --------------
Gross profit                                     59.2%                   54.6%
Research and development                          6.9%                    6.9%
Selling, general and administrative              10.3%                   10.0%
                                             --------------       --------------
Total expenses                                   17.2%                   16.9%
                                             --------------       --------------
Operating income                                 42.0%                   37.7%
Other income, net                                 0.0%                   (3.1%)
                                             --------------       --------------
Income before income taxes                       42.0%                   34.6%
Provision for income taxes                        8.8%                    8.3%
                                             --------------       --------------
Net income                                       33.2%                   26.3%
                                             ==============       ==============

     The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

                                                       13-Weeks Ended
                                 -----------------------------------------------------------
                                           June 28, 2003                June 29, 2002
                                 -----------------------------------------------------------
                                  Consumer      Aviation             Consumer       Aviation
Net sales                         $114,298       $29,197             $93,745        $29,093
Cost of good sold                   49,357        10,481              44,053         11,123
                                 ----------    ----------          ----------    -----------
Gross profit                        64,941        18,716              49,692         17,970

Operating expenses:
   Selling, general and             11,420         2,515               8,590          2,509
     administrative
   Research and development          5,647         3,960               4,247          3,229
                                 ----------    ----------          ----------    -----------

Total operating expenses            17,067         6,475              12,837          5,738
                                 ----------    ----------          ----------    -----------
Operating income                    47,874        12,241              36,855         12,232
Other income (expense), net           (772)         (285)             (7,289)          (212)
                                 ----------    ----------          ----------    -----------
Income before income taxes         $47,102       $11,956             $29,566        $12,020
                                 ==========    ==========          ==========    ===========



                                                       26-Weeks Ended
                                 -----------------------------------------------------------
                                           June 28, 2003                June 29, 2002
                                 -----------------------------------------------------------
                                  Consumer      Aviation             Consumer       Aviation
Net sales                         $209,607       $57,676            $168,492        $55,202
Cost of good sold                   88,924        20,046              80,134         21,406
                                 ----------    ----------          ----------    -----------
Gross profit                       120,683        37,630              88,358         33,796

Operating expenses:
   Selling, general and             22,108         5,421              17,490          4,848
      adminisrative
   Research and development         11,196         7,207               9,222          6,227
                                 ----------    ----------          ----------    -----------

Total operating expenses            33,304        12,628              26,712         11,075
                                 ----------    ----------          ----------    -----------
Operating income                    87,379        25,002              61,646         22,721
Other income (expense), net           (111)         (116)             (6,932)            23
                                 ----------    ----------          ----------    -----------
Income before income taxes         $87,268       $24,886             $54,714        $22,744
                                 ==========    ==========          ==========    ===========



Comparison of 13-Weeks Ended June 28, 2003 and June 29, 2002

Net Sales

     Net sales increased $20.7 million, or 16.8%, to $143.5 million for the 13-week period ended June 28, 2003, from $122.8 million for the 13-week period ended June 29, 2002. The increase for the 13-week period ended June 28, 2003 was primarily due to the success of new products that were introduced during the previous twelve months and overall demand for our consumer products associated with strong portable automotive and recreation sales during the quarter. Sales from our consumer products accounted for 80% of net sales for the second quarter of 2003 compared to 76% during the second quarter of 2002. Sales from our aviation products accounted for 20% for the second quarter of 2003 compared to 24% during the second quarter of 2002. Total consumer and aviation unit sales increased 32% to 513,000 in 2003 from 389,000 in 2002. The higher unit sales volume in the second quarter of fiscal 2003 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines, which resulted in higher volume in our consumer segment.

     Net sales for the consumer segment increased $20.6 million, or 21.9%, to $114.3 million for the 13-week period ended June 28, 2003, from $93.7 million for the 13-week period ended June 29, 2002. The increase for the 13-week period ended June 28, 2003 was primarily due to the success of the new consumer products introduced during the prior twelve months and overall demand for our consumer products associated with a strong portable automotive and recreation sales during the quarter.

     Net sales for the aviation segment were flat at $29.2 million for the 13-week period ended June 28, 2003, when compared with $29.1 million for the 13-week period ended June 29, 2002. Increases due to revenues from new product releases were offset by a weakened general aviation industry and increased competition within the aviation market for the 13-week period ended June 28, 2003.


Gross Profit

     Gross profit increased $16.0 million, or 23.6%, to $83.7 million for the 13-week period ended June 28, 2003, from $67.7 million for the 13-week period ended June 29, 2002. Increased demand for our products resulted in increased production volumes at our Taiwan factory, resulting in improved manufacturing efficiencies and reduced factory overhead per unit. In addition, reduced raw material component costs, coupled with our vertical integration strategy, resulted in gross margin improvement during the quarter. The increase in gross profit is also attributable to a favorable product mix during the quarter relative to the same quarter in 2002. Gross profit as a percentage of net sales increased to 58.3% for the 13-week period ended June 28, 2003 compared to 55.1% for the 13-week period ended June 29, 2002.

     Gross profit for the consumer segment increased $15.2 million, or 30.7%, to $64.9 million for the 13-week period ended June 28, 2003, from $49.7 million for the 13-week period ended June 29, 2002. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2002, and a reduction of raw material costs. The increase in gross profit is also attributable to a favorable product mix during the quarter. Gross profit as a percentage of net sales increased to 56.8% during the 13-week period ended June 28, 2003 compared to 53.0% for the 13-week period ended June 29, 2002.

     Gross profit for the aviation segment increased $0.7 million, or 4.2%, to $18.7 million for the 13-week period ended June 28, 2003, from $18.0 million for the 13-week period ended June 29, 2002. Gross profit as a percentage of net sales increased to 64.1% for the 13-week period ended June 28, 2003 from 61.8% for the 13-week period ended June 29, 2002. These improvements were attributable to manufacturing cost savings and a favorable product mix during the quarter.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $2.8 million, or 25.6%, to $13.9 million (9.7% of net sales) for the 13-week period ended June 28, 2003, from $11.1 million (9.0% of net sales) for the 13-week period ended June 29, 2002. Selling, general and administrative expenses increased $2.8 million, or 32.9%, in the consumer segment and were flat at $2.5 million in the aviation segment. The increase in expense was driven primarily by increased call center expenses, insurance premiums, and ORACLE implementation costs.

Research and Development Expense

     Research and development expenses increased $2.1 million, or 28.5%, to $9.6 million (6.7% of net sales) for the 13-week period ended June 28, 2003, from $7.5 million (6.1% of net sales) for the 13-week period ended June 29, 2002. Research and development expenses increased $1.4 million, or 33%, in the consumer segment and $0.7 million, or 22.6%, in the aviation segment. The increase in expense was due to ongoing development activities for new products within our consumer segment during the quarter, and the addition of 38 new engineering personnel to our staff in both the consumer and aviation segments during the last quarter as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 13-week period ended June 28, 2003 increased to $60.1 million from $49.1 million for the 13-week period ended June 29, 2002. Operating income as a percentage of net sales increased to 41.9% for the 13-week period ended June 28, 2003, from 40.0% for the 13-week period ended June 29, 2002, due to the significant improvement in gross profit partially offset by overall increases in operating expenses.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other expense for the 13-week period ended June 28, 2003 amounted to $1.1 million compared to a $7.5 million expense for the 13-week period ended June 29, 2002. Interest income for the 13-week period ended June 28, 2003 amounted to $1.8 million compared to $1.75 million for the 13-week period ended June 29, 2002, the slight increase being attributable to an increase in cash and investments during the last 12 months. The average taxable equivalent interest rate return on invested cash during the quarter was 1.4% compared to 2.2% during the same quarter of 2002. Interest expense decreased to $0.2 million for the 13-week period ended June 28, 2003 from $0.3 million for the 13-week period ended June 29, 2002.

     We recognized a foreign currency exchange loss of $1.3 million for the 13-week period ended June 28, 2003 compared to a loss of $9.0 million for the 13-week period ended June 29, 2002. The $1.3 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2003, when the exchange rate decreased to 34.61 TD/USD at June 28, 2003 from 34.79 TD/USD at March 29, 2003. The $9.0 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2002, when the exchange rate decreased to 33.56 TD/USD at June 29, 2002 from 35.00 TD/USD at March 30, 2002.

     Due to the retirement of all outstanding debt during the quarter, two outstanding interest rate swaps were terminated. The termination of these swaps caused the Company to realize approximately $0.8 million in other expense. The Company also amortized $0.6 million of related bond issuance costs that had been capitalized in prior periods.

Income Tax Provision

     Income tax expense increased by $2.4 million, to $11.8 million, for the 13-week period ended June 28, 2003 from $9.4 million for the 13-week period ended June 29, 2002 due to our higher taxable income. The effective tax rate fell to 20.0% due to additional tax benefits granted by the Taiwan government from increased production in our Taiwan facility.

Net Income

     As a result of the above, net income increased 47.0% for the 13-week period ended June 28, 2003 to $47.2 million compared to $32.1 million for the 13-week period ended June 29, 2002.

Comparison of 26-Weeks Ended June 28, 2003 and June 29, 2002

Net Sales

     Net sales increased $43.6 million, or 19.5%, to $267.3 million for the 26-week period ended June 28, 2003, from $223.7 million for the 26-week period ended June 29, 2002. The increase for the 26-week period ended June 28, 2003 was primarily due to the success of new products that were introduced during the previous twelve months and overall demand for our consumer products associated with strong automotive and recreation sales during the period. Sales from our consumer products accounted for 78% of net sales for the first half of 2003 compared to 75% during the first half of 2002. Sales from our aviation products accounted for 22% for the first half of 2003 compared to 25% during the first half of 2002. Total consumer and aviation unit sales increased 37% to 959,000 in 2003 from 702,000 in 2002. The higher unit volume sales in the first half of 2003 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines, which resulted in higher volume in our consumer segment.

     Net sales for the consumer segment increased $41.1 million, or 24.5%, to $209.6 million for the 26-week period ended June 28, 2003, from $168.5 million for the 26-week period ended June 29, 2002. The increase for the 26-week period ended June 28, 2003 was primarily due to the success of the new consumer products introduced during the prior twelve months and overall demand for our consumer products associated with strong automotive and recreation sales during the period.

     Net sales for the aviation segment increased $2.5 million, or 4.5%, to $57.7 million for the 26-week period ended June 28, 2003, when compared with $55.2 million for the 26-week period ended June 29, 2002. Increases due to revenues from new product releases were offset to some extent by a weakened general aviation industry and increased competition within the aviation market for the 26-week period ended June 28, 2003.


Gross Profit

     Gross profit increased $36.2 million, or 29.6%, to $158.3 million for the 26-week period ended June 28, 2003, from $122.2 million for the 26-week period ended June 29, 2002. Increased demand for our products resulted in increased production volumes at our Taiwan factory, resulting in improved manufacturing efficiencies and reduced factory overhead per unit. In addition, reduced raw material component costs, coupled with our vertical integration strategy, resulted in gross margin improvement during the 26-week period. The increase in gross profit is also attributable to a favorable product mix during the period relative to the same period in 2002. Gross profit as a percentage of net sales increased to 59.2% for the 26-week period ended June 28, 2003 compared to 54.6% for the 26-week period ended June 29, 2002.

     Gross profit for the consumer segment increased $32.3 million, or 36.6%, to $120.7 million for the 26-week period ended June 28, 2003, from $88.4 million for the 26-week period ended June 29, 2002. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2002, and a reduction of raw material costs. The increase in gross profit is also attributable to a favorable product mix during the period. Gross profit as a percentage of net sales increased to 57.6% during the 26-week period ended June 28, 2003 compared to 52.4% for the 26-week period ended June 29, 2002.

     Gross profit for the aviation segment increased $3.8 million, or 11.3%, to $37.6 million for the 26-week period ended June 28, 2003, from $33.8 million for the 26-week period ended June 29, 2002. Gross profit as a percentage of net sales increased to 65.2% for the 26-week period ended June 28, 2003 from 61.2% for the 26-week period ended June 29, 2002. These improvements were attributable to manufacturing cost savings and a favorable product mix during the period.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $5.2 million, or 23.2%, to $27.5 million (10.3% of net sales) for the 26-week period ended June 28, 2003, from $22.3 million (10.0% of net sales) for the 26-week period ended June 29, 2002. Selling, general and administrative expenses increased $4.6 million, or 26.4%, in the consumer segment and increased $0.6 million, or 11.8%, in the aviation segment. The increase in expense was driven primarily by increased call center expenses, insurance premiums, and ORACLE implementation costs.

Research and Development Expense

     Research and development expenses increased $3.0 million, or 19.1%, to $18.4 million (6.9% of net sales) for the 26-week period ended June 28, 2003, from $15.4 million (6.9% of net sales) for the 26-week period ended June 29, 2002. Research and development expenses increased $2.0 million, or 21.4%, in the consumer segment and $1.0 million, or 15.7%, in the aviation segment. The increase in expense was due to ongoing development activities for new products within our consumer segment during the quarter, and the addition of 57 new engineering personnel to our staff in both the consumer and aviation segments during the first half of 2003 as a result of our continued emphasis on product innovation.

Operating Income

     Operating income for the 26-week period ended June 28, 2003 increased to $112.4 million from $84.4 million for the 26-week period ended June 29, 2002. Operating income as a percentage of net sales increased to 42.0% for the 26-week period ended June 28, 2003, from 37.7% for the 26-week period ended June 29, 2002, due to the significant improvement in gross profit partially offset by overall increases in operating expenses.

Other Income (Expense)

     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other expense for the 26-week period ended June 28, 2003 amounted to $0.2 million compared to a $6.9 million expense for the 26-week period ended June 29, 2002. Interest income for the 26-week period ended June 28, 2003 amounted to $3.7 million compared to $3.4 million for the 26-week period ended June 29, 2002, the increase being attributable to an increase in cash and investments during the last 12 months. The average taxable equivalent interest rate return on invested cash during the period was 1.4% compared to 2.2% during the same period of 2002. Interest expense decreased to $0.5 million for the 26-week period ended June 28, 2003 from $0.7 million for the 26-week period ended June 29, 2002.

     We recognized a foreign currency exchange loss of $2.0 million for the 26-week period ended June 28, 2003 compared to a loss of $9.7 million for the 26-week period ended June 29, 2002. The $2.0 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2003, when the exchange rate decreased to 34.61 TD/USD at June 28, 2003 from 35.1 TD/USD at December 28, 2002. The $9.7 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2002, when the exchange rate decreased to 33.56 TD/USD at June 29, 2002 from 35.17 TD/USD at December 29, 2001.

     Due to the retirement of all outstanding debt during the period, two outstanding interest rate swaps were terminated. The termination of these swaps caused the Company to realize approximately $0.8 million in other expense. The Company also amortized $0.6 million of related bond issuance costs that had been capitalized in prior periods.

Income Tax Provision

     Income tax expense increased by $4.9 million, to $23.4 million, for the 26-week period ended June 28, 2003 from $18.6 million for the 26-week period ended June 29, 2002 due to our higher taxable income. The effective tax rate decreased to 20.9% during the 26-week period ended June 28, 2003 from 23.9% during the 26-week period ended June 29, 2002, due to additional tax benefits granted by the Taiwan government from increased production in our Taiwan facility.

Net Income

     As a result of the above, net income increased 50.6% for the 26-week period ended June 28, 2003 to $88.7 million from $58.9 million for the 26-week period ended June 29, 2002.



Liquidity and Capital Resources

     Net cash generated by operating activities was $88.5 million for the 26-week period ended June 28, 2003 compared to $78.6 million for the 26-week period ended June 29, 2002. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $9.1 million increase in inventory at June 28, 2003 when compared to inventory on December 29, 2002. Inventory levels were increased to mitigate possible supply issues related to SARS, and to support the anticipated ramp up of new products (specifically the iQue 3600 and StreetPilot 2610/2650) slated for the second half of 2003.

     Cash flow from investing activities during the 26-week period ending June 28, 2003 was a $22.0 million use of cash. Cash flow used in investing activities principally related to $8.1 million in capital expenditures, $0.8 million in purchases of intangible assets, and the net purchase of $13.1 million of fixed income securities associated with the investment of our on-hand cash balances. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the period was approximately 1.4%.

     Cash flow from financing activities during the period was an $18.3 million use of cash, which represents the $20 million debt retirement, net of the $1.7 million of proceeds from the issuance of common stock related to our Company stock option plan.

     We currently use cash flow from operations to fund our capital expenditures, to repay debt and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

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

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance (the "2000 Bonds") for the expansion of its Olathe, Kansas facility. In June of 2003 all $20 million of these bonds were purchased and retired, extinguishing all outstanding long-term debt.


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

     The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 0.3% during 2003 and resulted in a foreign currency loss of $2.0 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.


Interest Rate Risk

     As of June 28, 2003, we no longer have interest rate risk in connection with our industrial revenue bonds (the 2000 Bonds) that bear interest at a floating rate, as these bonds have been retired.


Item 4.  Controls and Procedures

     As of June 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 28, 2003. There has been no change in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company's fiscal quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

          From time to time the Company may be involved in litigation arising in the course of its operations. As of August 8, 2003, the Company was not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its Annual General Meeting of Shareholders on June 6, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company's Annual General Meeting. All such matters were approved. A total of 105,468,697 common shares or approximately 98% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

              1) Election of Two Directors of the Company:

                  Nominee                   For                       Withheld

                  Gary L. Burrell           105,269,124                199,573
                  Min H. Kao                105,274,429                194,268

          The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2004. The term of office of Director Donald H. Eller will continue until the Annual General Meeting in 2005. The terms of office of Directors Gary L. Burrell and Min H. Kao will continue until the Annual General Meeting of Shareholders in 2006.

              2) Appointment  of Ernst & Young LLP as Independent Auditors for
                 the 2003 Fiscal Year at Remuneration to be Approved by the Board of Directors:

                 For              Against       Abstain      Broker non-votes

                 104,376,993      1,077,739     13,965       N/A

              3) Amendment of the Company's Articles of Association:

                 For              Against       Abstain      Broker non-votes

                 105,441,557      12,120        15,020       N/A


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K


         a.       Exhibits

                  Exhibit 3.1 Memorandum and Articles of Association of Garmin Ltd. (as amended)

                  Exhibit 10.1 Second Amendment to Garmin Ltd. Employee Stock Purchase Plan

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         b. Reports on Form 8-K

                  The Company furnished under Item 9 of Form 8-K the Company's Form 8-K dated April 30, 2003 reporting the announcement of financial results for the fiscal quarter ended March 29, 2003.

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


                                                GARMIN LTD.


                                        By  /s/ Kevin Rauckman
                                                Kevin Rauckman
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

     Dated:  August 13, 2003

                                INDEX TO EXHIBITS



Exhibit No.       Description                                             Page


Exhibit 3.1       Memorandum and Articles of Association of Garmin Ltd.
                  as amended)                                               27

Exhibit 10.1      Second Amendment to Garmin Ltd. Employee Stock Purchase
                  Plan                                                      67

Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002             69

Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002             70

Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002             71

Exhibit 32.2      Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002             72

                                                                    EXHIBIT 3.1

                                                    Conformed Copy 6 June, 2003



                                 CAYMAN ISLANDS

                        The Companies Law (2003 Revision)

                            Company Limited by Shares

                               -----------------

                            MEMORANDUM OF ASSOCIATION

                                       OF

                                   GARMIN LTD.



1. The name of the Company is Garmin Ltd.

2. The Registered Office of the Company shall be at the offices of Maples and Calder, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies or at such other place in the Cayman Islands as the Board may from time to time decide.

3. The objects for which the Company is established are unrestricted and the Company shall have full power and authority to carry out any objective not prohibited by any law as provided by Section 7 (4) of the Companies Law (2003 Revision).

4. Except as prohibited or limited by the Companies Law (2003 Revision), the Company shall have full power and authority to carry out any object not prohibited by any law as provided by Section 7(4) of the Companies Law (2003 Revision) and shall have and be capable of from time to time and at all times exercising any and all of the powers at any time or from time to time exercisable by a natural person or body corporate, irrespective of any question of corporate benefit, in doing in any part of the world whether as principal, agent, contractor or otherwise whatever may be considered by it necessary for the attainment of its objects and whatever else may be considered by it as incidental or conducive thereto or consequential thereon, including, but without in any way restricting the generality of the foregoing, the power to make any alterations or amendments to this Memorandum of Association and the Articles of Association of the Company considered necessary or convenient in the manner set out in the Articles of Association of the Company, and the power to do any of the following acts or things, viz: to pay all expenses of and incidental to the promotion, formation and incorporation of the Company; to register the Company to do business in any other jurisdiction; to sell, lease or dispose of any property of the Company; to draw, make, accept, endorse, discount, execute and issue promissory notes, debentures, debenture stock, loans, loan stock, loan notes, bonds, convertible bonds, bills of exchange, bills of lading, warrants and other negotiable or transferable instruments; to lend money or other assets and to act as guarantors; to borrow or raise money on the security of the undertaking or on all or any of the assets of the Company including uncalled capital or without security; to invest monies of the Company in such manner as the Directors determine; to promote other companies; to sell the undertaking of the Company for cash or any other consideration; to distribute assets in specie to members of the Company; to contract with persons for the provision of advice, the management and custody of the Company's assets, the listing of the Company's shares and its administration; to make charitable or benevolent donations; to pay pensions or gratuities or provide other benefits in cash or kind to Directors, officers, employees, past or present and their families; to purchase Directors and officers liability insurance; to carry on any trade or business and generally to do all acts and things which, in the opinion of the Company or the Directors, may be conveniently or profitably or usefully acquired and dealt with, carried on, executed or done by the Company in connection with the business aforesaid PROVIDED THAT the Company shall only carry on the businesses for which a licence is required under the laws of the Cayman Islands when so licensed under the terms of such laws.

5. The liability of each member is limited to the amount from time to time unpaid on such member's shares.

6. The share capital of the Company is US$6,000,000 divided into 500,000,000 Common Shares of a nominal or par value of US$0.01 each and 1,000,000 Preferred Shares of a nominal or par value of US$1.00 each with power for the Company insofar as is permitted by law, to redeem or purchase any of its shares and to increase or reduce the said capital subject to the provisions of the Companies Law (2003 Revision) and the Articles of Association and to issue any part of its capital, whether original, redeemed or increased with or without any preference, priority or special privilege or subject to any postponement of rights or to any conditions or restrictions and so that unless the conditions of issue shall otherwise expressly declare every issue of shares whether declared to be preference or otherwise shall be subject to the powers hereinbefore contained.

7. If the Company is registered as exempted, its operations will be carried on subject to the provisions of Section 193 of the Companies Law (2003 Revision) and, subject to the provisions of the Companies Law (2003 Revision) and the Articles of Association, it shall have the power to register by way of continuation as a body corporate limited by shares under the laws of any jurisdiction outside the Cayman Islands and to be deregistered in the Cayman Islands.

DATED the 24th day of July, 2000.



SIGNATURE and ADDRESS                            NUMBER OF SHARES
OF EACH SUBSCRIBER                                 TAKEN BY EACH



/s/ Rebecca Steller
----------------------------------
Rebecca Steller, Attorney-at-Law                             One
PO Box 309, Grand Cayman



/s/ Graham Lockington
----------------------------------
Graham Lockington, Attorney-at-Law                           One
PO Box 309, Grand Cayman



/s/ Diann Green
----------------------------------
Witness to the above signatures





I, Renda S. Cornwall Asst. Registrar of Companies in and for the Cayman Islands HEREBY CERTIFY that this is a true and correct copy of the Memorandum of Association of this Company duly incorporated on the 24th day of July, 2000.

                              /s/ Renda S. Cornwall
                                  ----------------------
                                  REGISTRAR OF COMPANIES

                                                   Conformed Copy 6 June, 2003

                                 CAYMAN ISLANDS

                        The Companies Law (2003 Revision)

                            Company Limited by Shares

                                  ----------------

                             ARTICLES OF ASSOCIATION

                                       OF

                                   GARMIN LTD.



                                     TABLE A

1. The regulations contained in Table A in the First Schedule to the Companies Law shall not apply to the Company.

                                 INTERPRETATION

2. In these Articles, unless there be something in the subject or context inconsistent therewith:

     (a) "these Articles" shall mean the present Articles of Association and all supplementary, amended or substituted Articles for the time being in force;

     (b) "Audit Committee" shall mean the audit committee established pursuant to Article 141;

     (c) "Auditors" shall mean the persons for the time being performing the duties of auditors of the Company;

     (d) "Board" shall mean the majority of the Directors present and voting at a meeting of Directors at which a quorum is present;

     (e) "capital" shall mean the share capital from time to time of the Company;

     (f)  "the Chairman" shall mean the Chairman appointed pursuant to
          Article 99 and includes Co-Chairman;

     (g) "Common Shares" means the Common Shares in the capital of the Company of par value US$0.01 each;

     (h)  "the Company" or "this Company" shall mean Garmin Ltd.;

     (i) "the Companies Law" or "the Law" shall mean the Companies Law (2003 Revision) of the Cayman Islands and any amendments thereto or re-enactments thereof for the time being in force and includes every other law incorporated therewith or substituted therefor;

     (j)  "Directors" shall mean the directors from time to time of the Company;

     (k) "dividend" shall include bonus dividends and distributions permitted by the Law to be categorised as dividends;

     (l) "dollars" and "US$" shall mean dollars legally current in the United States;

     (m) "electronic transmission" shall include telephone, telegram, telex, cable, facsimile and electronic mail;

     (n) "Exchange" shall mean any securities exchange or other system on which the shares of the Company may be listed or otherwise authorised for trading from time to time;

     (o) "Independent Director" shall mean a person recognised as such by the rules and regulations of the Exchange;

     (p)  "month" shall mean a calendar month;

     (q) "ordinary resolution" shall mean a resolution passed by a simple majority of the votes of such members of the Company as, being entitled to do so, vote in person or, where proxies are allowed, by proxy or, in the case of corporations, by their duly authorised representatives, at a general meeting held in accordance with these Articles;

     (r)  "paid up" shall mean paid up and/or credited as paid up;

     (s) "Preferred Share" shall mean a Preferred Share in the capital of the Company with a nominal or par value of US$1.00 having designations, powers, preferences, privileges and participating, optional or special rights, and the qualifications, limitations or restrictions thereof, including, without limitations, dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences as the Directors shall in their sole discretion determine and the "Series A Preferred Shares" shall mean the first series of Preferred Shares authorised and issued by the Board;

     (t) "principal register" shall mean the register of members of the Company maintained at such place within or outside the Cayman Islands as the Board shall determine from time to time;

     (u) "the register" shall mean the principal register and any branch registers;

     (v) "registration office" shall mean the registered office for the time being of the Company;

     (w) "seal" shall include the common seal of the Company, the securities seal or any duplicate seal adopted by the Company pursuant to these Articles;

     (x) "Secretary" shall mean the person appointed as company secretary by the Board from time to time;

     (y)  "share" shall mean a share in the capital of the Company;

     (z) "shareholders" or "members" shall mean the persons who are duly registered as the holders from time to time of shares in the register including persons who are jointly so registered;

     (aa) "special resolution" shall mean a resolution passed by not less than seventy five per cent of the votes of such members of the Company as, being entitled to do so, vote in person or, where proxies are allowed, by proxy or, in the case of corporations, by their duly authorised representatives, at a general meeting of which notice specifying the intention to propose the resolution as a special resolution has been duly given;

     (bb) "subsidiary" and "holding company" shall have the meanings ascribed to such terms in the Companies Act of the United Kingdom;

     (cc) subject as aforesaid, any words defined in the Law shall, if not inconsistent with the subject and/or context, bear the same meanings in these Articles;

     (dd) "writing" or "printing" shall include writing, printing, lithograph, photograph, type-writing and every other mode of representing words or figures in a legible and non-transitory form;

     (ee) words importing either gender shall include the other gender and the neuter;

     (ff) words importing persons and the neuter shall include companies and corporations and vice versa; and

     (gg) words denoting the singular shall include the plural and words denoting the plural shall include the singular.

3. The business of the Company may be commenced as soon after incorporation as the Directors shall see fit, notwithstanding that part only of the shares may have been allotted.

4. The Directors may pay, out of the capital or any other monies of the Company, all expenses incurred in or about the formation and establishment of the Company including the expenses of registration.

                                  SHARE CAPITAL

5. The capital of the Company at the date of the adoption of these Articles is US$6,000,000 divided into 500,000,000 Common Shares of a nominal or par value of US$0.01 each and 1,000,000 Preferred Shares of a nominal or par value of US$1.00 each.

6. (a) Subject to the provisions of these Articles and to any direction that may be given by the Company in general meeting and without prejudice to any special rights conferred on the holders of any existing shares or attaching to any class of shares, any share including the Preferred Shares may be issued with or have attached thereto such preferred, deferred, qualified or other special rights or restrictions, whether in regard to dividend, voting, return of capital or otherwise, and to such persons at such times and for such consideration as the Board may determine.

     (b) (i) Preferred Shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as are stated and expressed, or in any resolution or resolutions providing for the issue of such series adopted by the Board of Directors as hereinafter provided.

          (ii) Authority is hereby granted to the Board of Directors, subject to the provisions of the Memorandum of Association, these Articles and applicable law, to create one or more series of Preferred Shares and, with respect to each such series, to fix by resolution or resolutions, without any further vote or action by the members of the Company providing for the issue of such series:

               (a) the number of shares to constitute such series and the distinctive designation thereof;

               (b) the dividend rate on the shares of such series, the dividend payment dates, the periods in respect of which dividends are payable ("dividend periods"), whether such dividends shall be cumulative and, if cumulative, the date or dates from which dividends shall accumulate;

               (c) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of shares of the Company and the conversion price or prices or rate or rates, or the rate or rates at which such exchange may be made, with such adjustments, if any, as shall be stated and expressed or provided in such resolution or resolutions;

               (d) the preferences, if any, and the amounts thereof, which the shares of such series shall be entitled to receive upon the winding up of the Company;

               (e)  the voting power, if any, of the shares of such series;

               (f) transfer restrictions and rights of first refusal with respect to the shares of such series; and

               (g) such other terms, conditions, special rights and provisions as may seem advisable to the Board of Directors.
                    Notwithstanding the fixing of the number of shares constituting a particular series upon the issuance thereof, the Board of Directors at any time thereafter may authorise the issuance of additional shares of the same series subject always to the Law and the Memorandum of Association.

          (iii)No dividend shall be declared and set apart for payment on any series of Preferred Shares in respect of any dividend period unless there shall likewise be or have been paid, or declared and set apart for payment, on all Preferred Shares of each other series entitled to cumulative dividends at the time outstanding which rank senior or equally as to dividends with the series in question, dividends ratably in accordance with the sums which would be payable on the said shares through the end of the last preceding dividend period if all dividends were declared and paid in full.

          (iv) If, upon the winding up of the Company, the assets of the Company distributable among the holders of any one or more series of Preferred Shares which (i) are entitled to a preference over the holders of the Common Shares upon such winding up, and (ii) rank equally in connection with any such distribution, shall be insufficient to pay in full the preferential amount to which the holders of such shares shall be entitled, then such assets, or the proceeds thereof, shall be distributed among the holders of each such series of the Preferred Shares ratably in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.


7. The Company in general meeting may, from time to time, whether or not all the shares for the time being authorised shall have been issued and whether or not all the shares for the time being issued shall have been fully paid up, by ordinary resolution, increase its share capital by the creation of new shares, such new capital to be of such amount and to be divided into shares of such respective amounts as the resolution shall prescribe.

                             MODIFICATION OF RIGHTS

8. If at any time the share capital of the Company is divided into different classes of shares, all or any of the rights attached to any class of shares for the time being issued (unless otherwise provided for in the terms of issue of the shares of that class) may, subject to the provisions of the Law, be varied or abrogated with the consent in writing of the holders of not less than two-thirds in nominal value of the issued shares of that class or, in respect of the Series A Preferred Shares, with the consent of not less than three fourths in nominal value of the issued Series A Preferred Shares, or with the sanction of a special resolution passed at a separate meeting of the holders of shares of that class. To every such separate meeting all the provisions of these Articles relating to general meetings shall mutatis mutandis apply, but so that the quorum for the purposes of any such separate meeting and of any adjournment thereof shall be a person or persons together holding (or representing by proxy) at the date of the relevant meeting not less than one-third in nominal value of the issued shares of that class, and that any holder of shares of the class present in person or by proxy may demand a poll.

9. The special rights conferred upon the holders of shares of any class shall not, unless otherwise expressly provided in the rights attaching to or the terms of issue of such shares, be deemed to be varied by the creation or issue of further shares ranking pari passu therewith.

                       REDEMPTION AND REPURCHASE OF SHARES

10. Subject to the Law and to any rights conferred on the holders of any class of shares, the Company shall have the power (i) to purchase or otherwise acquire all or any of its own shares (which expression as used in this Article includes redeemable shares), provided either:-

     (a) that the manner of purchase has first been authorised by the Company in general meeting, or

     (b) such purchases are made in open market transactions on a recognized stock exchange on which the Company's shares are listed; or

     (c) such purchases may be effected from time to time, as authorised by the Board of Directors, at a price per share no higher than the average of the closing prices of said shares on a recognized stock exchange on which said shares are listed, for the five days on which said shares are traded immediately preceding any such purchase (the "Average Market Price"); or

     (d) such purchases may be effected from time to time, as authorised by the Board of Directors at a price per share in excess of the Average Market Price, provided that: the shares thus to be purchased shall be in blocs consisting of a number equal to or greater than five per cent of the number of shares then outstanding and the price to be paid therefor shall have been found to be fair in a written opinion of independent investment bankers who have been selected for the purpose by a disinterested committee of Directors; or

     (e) an offer is made to all shareholders of the Company to purchase a specified number of shares at a specified price, all tenders of shares made in response to such offer to be accepted pro rata in the event that more shares are to be tendered than the Company has offered to purchase, except that all tenders of 99 shares or less may be accepted in full at the discretion of the Directors,

     (ii) to purchase or otherwise acquire warrants for the subscription or purchase of its own shares and (iii) to give, directly or indirectly, by means of a loan, a guarantee, a gift, an indemnity, the provision of security or otherwise howsoever, financial assistance for the purpose of or in connection with a purchase or other acquisition made or to be made by any person of any shares or warrants in the Company. The Company may pay for such shares or warrants in any manner authorised or not prohibited by law, including out of capital. Should the Company purchase or otherwise acquire its own shares or warrants, neither the Company nor the Board shall be required to select the shares or warrants to be purchased or otherwise acquired rateably or in any other manner as between the holders of shares or warrants of the same class or as between them and the holders of shares or warrants of any other class or in accordance with the rights as to dividends or capital conferred by any class of shares.

     11. Subject to the provisions of the Law and the Memorandum of Association of the Company, and to any special rights conferred on the holders of any shares or attaching to any class of shares, shares may be issued on the terms that they may be, or at the option of the Company or the holders are, liable to be redeemed on such terms and in such manner, including out of capital, as the Board may deem fit.

     12. The holder of the shares being purchased, surrendered or redeemed shall be bound to deliver up to the Company at its registered office or such other place as the Board shall specify the certificate(s) thereof for cancellation and thereupon the Company shall pay to him the purchase or redemption monies in respect thereof.

                          ISSUE OF SHARES AND WARRANTS

     13. Subject to the provisions of the Law, of the Memorandum of Association of the Company, and of these Articles relating to new shares, the unissued shares in the Company (whether forming part of its original or any increased capital) shall be at the disposal of the Board, which may offer, allot, grant options over or otherwise dispose of them to such persons, at such times and for such consideration, and upon such terms, as the Board shall determine. No shares shall be issued to bearer and all shares shall be issued fully paid.

     14. The Board may issue warrants to subscribe for any class of shares or other securities of the Company on such terms as it may from time to time determine. No warrants shall be issued to bearer.

                              COMMISSION ON SHARES

     15. The Company may, unless prohibited by law, at any time pay a commission to any person for subscribing or agreeing to subscribe (whether absolutely or conditionally) for any shares in the Company or procuring or agreeing to procure subscriptions (whether absolute or conditional) for any shares in the Company, but so that the conditions and requirements of the Law shall be observed and complied with.

                            NON-RECOGNITION OF TRUSTS

     16. Except as otherwise expressly provided by these Articles or as required by law or as ordered by a court of competent jurisdiction, no person shall be recognised by the Company as holding any share upon any trust and the Company shall not be bound by or be compelled in any way to recognise (even when having notice thereof) any equitable, contingent, future or partial interest in any shares or any interest in any fractional part of a share or any other rights in respect of any share except an absolute right to the entirety thereof in the registered holder.

                   REGISTER OF MEMBERS AND SHARE CERTIFICATES

     17. The Board shall cause to be kept at such place within or outside the Cayman Islands as they deem fit a principal register of the members and there shall be entered therein the particulars of the members and the shares issued to each of them and other particulars required under the Law.

     18. If the Board considers it necessary or appropriate, the Company may establish and maintain a branch register or registers of members at such location or locations within or outside the Cayman Islands as the Board thinks fit. The principal register and the branch register(s) shall together be treated as the register for the purposes of these Articles.

     19. The Board may, in its absolute discretion, at any time transfer any share upon the principal register to any branch register or any share on any branch register to the principal register or any other branch register.

     20. The Company shall as soon as practicable and on a regular basis record in the principal register all transfers of shares effected on any branch register and shall at all times maintain the principal register in such manner as to show at all times the members for the time being and the shares respectively held by them, in all respects in accordance with the Companies Law.

     21. The register may be closed at such times and for such periods as the Board may from time to time determine, either generally or in respect of any class of shares, provided that the register shall not be closed for more than 10 days in any year (or such longer period as the members may by ordinary resolution determine provided that such period shall not be extended beyond 20 days in any year).

     22. Every person whose name is entered as a member in the register shall be entitled without payment to receive, within 20 days, after allotment or lodgment of transfer (or within such other period as the conditions of issue shall provide), one certificate for all his shares of each class or, upon payment of such reasonable fee as the Board shall prescribe, such number of certificates for shares held as that person may request, provided that in respect of a share or shares held jointly by several persons the Company shall not be bound to issue a certificate or certificates to each such person, and the issue and delivery of a certificate or certificates to one of several joint holders shall be sufficient delivery to all such holders.

     23. Every certificate for shares or debentures or representing any other form of security of the Company shall be issued under the seal of the Company, which shall only be affixed with the authority of the Board.

     24. Every share certificate shall specify the number of shares in respect of which it is issued and the amount paid thereon or the fact that they are fully paid, as the case may be, and may otherwise be in such form as the Board may from time to time prescribe.

     25. The Company shall not be bound to register more than four persons as joint holders of any share. If any share shall stand in the names of two or more persons, the person first named in the register shall be deemed the sole holder thereof as regards service of notices and, subject to the provisions of these Articles, all or any other matters connected with the Company, except the transfer of the share.

     26. If a share certificate is defaced, lost or destroyed, it may be replaced on payment of such reasonable fee, if any, as the Board may from time to time prescribe and on such terms and conditions, if any, as to publication of notices, evidence and indemnity, as the Board thinks fit and where it is defaced or worn out, after delivery up of the old certificate to the Company for cancellation.

                               TRANSFER OF SHARES

     27. All transfers of shares may be effected by an instrument of transfer in the usual common form or in such other form as the Board may approve. All instruments of transfer must be left at the registered office of the Company or at such other place as the Board may appoint and all such instruments of transfer shall be retained by the Company.

     28. The instrument of transfer shall be executed by or on behalf of the transferor and by or on behalf of the transferee PROVIDED that the Board may dispense with the execution of the instrument of transfer by the transferee in any case which it thinks fit in its discretion to do so. The instrument of transfer of any share shall be in writing and shall be executed with a manual signature or facsimile signature (which may be machine imprinted or otherwise) by or on behalf of the transferor and transferee PROVIDED that in the case of execution by facsimile signature by or on behalf of a transferor or transferee, the Board shall have previously been provided with a list of specimen signatures of the authorized signatories of such transferor or transferee and the Board shall be reasonably satisfied that such facsimile signature corresponds to one of those specimen signatures. The transferor shall be deemed to remain the holder of a share until the name of the transferee is entered in the register in respect thereof.

     29. The Board may, in its absolute discretion, and without assigning any reason, refuse to register a transfer of any share which is not fully paid up or on which the Company has a lien. The Board may also decline to register any transfer of any shares unless:

          (a) the instrument of transfer is lodged with the Company accompanied by the certificate for the shares to which it relates (which shall upon registration of the transfer be cancelled) and such other evidence as the Board may reasonably require to show the right of the transferor to make the transfer;

          (b) the instrument of transfer is in respect of only one class of shares;

          (c) the instrument of transfer is properly stamped (in circumstances where stamping is required);

          (d) in the case of a transfer to joint holders, the number of joint holders to which the share is to be transferred does not exceed four;

          (e) the shares concerned are free of any lien in favour of the Company; and

          (f) a fee of such maximum amount as the Exchange (if any) may from time to time determine to be payable (or such lesser sum as the Board may from time to time require) is paid to the Company in respect thereof.

     30. If the Board shall refuse to register a transfer of any share, it shall, within two months after the date on which the transfer was lodged with the Company, send to each of the transferor and the transferee notice of such refusal.

     31. No transfer shall be made to an infant or to a person in respect of whom an order has been made by an competent court or official on the grounds that he is or may be suffering from mental disorder or is otherwise incapable of managing his affairs or under other legal disability.

     32. Upon every transfer of shares the certificate held by the transferor shall be given up to be cancelled, and shall forthwith be cancelled accordingly, and a new certificate shall be issued without charge to the transferee in respect of the shares transferred to him, and if any of the shares included in the certificate so given up shall be retained by the transferor, a new certificate in respect thereof shall be issued to him without charge. The Company shall also retain the instrument(s) of transfer.

     33. The registration of transfers may be suspended and the register closed at such times for such periods as the Board may from time to time determine, provided always that such registration shall not be suspended or the register closed for more than 10 days in any year (or such longer period as the members may by ordinary resolution determine provided that such period shall not be extended beyond 20 days in any year).

                             TRANSMISSION OF SHARES

     34. In the case of the death of a member, the survivor or survivors where the deceased was a joint holder, and the legal personal representatives of the deceased where he was a sole holder, shall be the only persons recognised by the Company as having any title to his interest in the shares; but nothing herein contained shall release the estate of a deceased holder (whether sole or joint) from any liability in respect of any share solely or jointly held by him.

     35. Any person becoming entitled to a share in consequence of the death or bankruptcy or winding-up of a member may, upon such evidence as to his title being produced as may from time to time be required by the Board and subject as hereinafter provided, either be registered himself as holder of the share or elect to have some other person nominated by him registered as the transferee thereof.

     36. If the person so becoming entitled shall elect to be registered himself, he shall deliver or send to the Company a notice in writing signed by him stating that he so elects. If he shall elect to have his nominee registered he shall testify his election by executing in favour of his nominee a transfer of such share. All the limitations, restrictions and provisions of these Articles relating to the right to transfer and the registration of transfers of shares shall be applicable to any such notice or transfer as aforesaid as if the death or bankruptcy or winding-up of the member had not occurred and the notice or transfer were a transfer executed by such member.

     37. A person becoming entitled to a share by reason of the death or bankruptcy or winding-up of the holder shall be entitled to the same dividends and other advantages to which he would be entitled if he were the registered holder of the share. However, the Board may, if it thinks fit, withhold the payment of any dividend payable or other advantages in respect of such share until such person shall become the registered holder of the share or shall have effectually transferred such share, but, subject to the requirements of Article 64 being met, such a person may vote at meetings.


                              ALTERATION OF CAPITAL

     38.  The Company may from time to time by ordinary resolution:

          (a) consolidate and divide all or any of its share capital into shares of larger amount than its existing shares. On any consolidation of fully paid shares and division into shares of larger amount, the Board may settle any difficulty which may arise as it thinks expedient and in particular (but without prejudice to the generality of the foregoing) may as between the holders of shares to be consolidated determine which particular shares are to be consolidated into each consolidated share, and if it shall happen that any person shall become entitled to fractions of a consolidated share or shares, such fractions may be sold by some person appointed by the Board for that purpose and the person so appointed may transfer the shares so sold to the purchaser thereof and the validity of such transfer shall not be questioned, and so that the net proceeds of such sale (after deduction of the expenses of such sale) may either be distributed among the persons who would otherwise be entitled to a fraction or fractions of a consolidated share or shares rateably in accordance with their rights and interests or may be paid to the Company for the Company's benefit;

          (b) cancel any shares which at the date of the passing of the resolution have not been taken or agreed to be taken by any person, and diminish the amount of its share capital by the amount of the shares so cancelled subject to the provisions of the Law; and

          (c) sub-divide its shares or any of them into shares of smaller amount than is fixed by the Memorandum of Association of the Company, subject nevertheless to the provisions of the Law, and so that the resolution whereby any share is sub-divided may determine that, as between the holders of the shares resulting from such sub-division, one or more of the shares may have any such preferred or other special rights, over, or may have such deferred rights or be subject to any such restrictions as compared with the others as the Company has power to attach to unissued or new shares.

     39. The Company may by special resolution reduce its share capital, any capital redemption reserve or any share premium account in any manner authorised and subject to any conditions prescribed by Law.


                                BORROWING POWERS

     40. The Board may from time to time at its discretion exercise all the powers of the Company to raise or borrow or to secure the payment of any sum or sums of money for the purposes of the Company and to mortgage or charge its undertaking, property and assets (present and future) and uncalled capital or any part thereof.

     41. The Board may raise or secure the payment or repayment of such sum or sums in such manner and upon such terms and conditions in all respects as it thinks fit and, in particular, by the issue of debentures, debenture stock, bonds or other securities of the Company, whether outright or as collateral security for any debts, liability or obligations of the Company or of any third party.

     42. Debentures, debenture stock, bonds and other securities may be made assignable free from any equities between the Company and the person to whom the same may be issued.

     43. Any debentures, debenture stock, bonds or other securities may be issued at a discount, premium or otherwise and with any special privileges as to redemption, surrender, drawings, allotment of shares, attending and voting at general meetings of the Company, appointment of Directors and otherwise.

     44. The Board shall cause a proper register to be kept, in accordance with the provisions of the Law, of all mortgages and charges specifically affecting the property of the Company and shall duly comply with the requirements of the Law in regard to the registration of mortgages and charges therein specified and otherwise.

     45. If the Company issues debentures or debenture stock (whether as part of a series or as individual instruments) not transferable by delivery, the Board shall cause a proper register to be kept of the holders of such debentures.

     46. Where any uncalled capital of the Company is charged, all persons taking any subsequent charge thereon shall take the same subject to such prior charge, and shall not be entitled, by notice to the members or otherwise, to obtain priority over such prior charge.

                                GENERAL MEETINGS

     47. The Company shall in each year hold a general meeting as its annual general meeting in addition to any other meeting in that year and shall specify the meeting as such in the notices calling it; and not more than 15 months shall elapse (or such longer period as the Exchange may authorise) between the date of one annual general meeting of the Company and that of the next. So as long as the first annual general meeting of the Company is held within 15 months from the date of its incorporation, it need not be held in the year of its incorporation. The annual general meeting shall be held at such time and place as the Board shall appoint.

     48. All general meetings other than annual general meetings shall be called extraordinary general meetings.

     49. The Board may, whenever it thinks fit, convene an extraordinary general meeting.

     50. An annual general meeting and any extraordinary general meeting shall be called by not less than 10 days' notice in writing. The notice shall be exclusive of the day on which it is served or deemed to be served and of the day for which it is given, and shall specify the time, place, and agenda of the meeting, particulars of the resolutions to be considered at the meeting and in the case of special business (as defined in Article 55) the general nature of that business. The notice convening an annual general meeting shall specify the meeting as such, and the notice convening a meeting to pass a special resolution shall specify the intention to propose the resolution as a special resolution. Notice of every general meeting shall be given to all members other than such as, under the provisions hereof or the terms of issue of the shares they hold, are not entitled to receive such notice from the Company.

     51. Notwithstanding that a meeting of the Company is called by shorter notice than that referred to in Article 50, it shall be deemed to have been duly called if it is so agreed:

          (a) in the case of a meeting called as an annual general meeting, by all the members of the Company entitled to attend and vote thereat or their proxies; and

          (b) in the case of any other meeting, by a majority in number of the members having a right to attend and vote at the meeting, being a majority together holding not less than 95 per cent in nominal value of the shares giving that right.

     52. There shall appear with reasonable prominence in every notice of general meetings of the Company a statement that a member entitled to attend and vote is entitled to appoint a proxy to attend and, on a poll, vote instead of him and that a proxy need not be a member of the Company.

     53. The accidental omission to give any such notice to, or the non-receipt of any such notice by, any person entitled to receive notice shall not invalidate any resolution passed or any proceeding at any such meeting.

     54. In cases where instruments of proxy are sent out with notices, the accidental omission to send such instrument of proxy to, or the non-receipt of such instrument of proxy by, any person entitled to receive notice shall not invalidate any resolution passed or any proceeding at any such meeting.

                         PROCEEDINGS AT GENERAL MEETINGS

     55. All business shall be deemed special that is transacted at an extraordinary general meeting and also all business shall be deemed special that is transacted at an annual general meeting with the exception of the following, which shall be deemed ordinary business:

          (a)  the declaration and sanctioning of dividends;

          (b) the consideration and adoption of the accounts and balance sheets and the reports of the Directors and Auditors and other documents required to be annexed to the balance sheet;

          (c)  the election of Directors in place of those retiring;

          (d)  the appointment of Auditors;

          (e) the fixing of, or the determining of the method of fixing of, the remuneration of the Directors and of the Auditors;

     56. For all purposes the quorum for a general meeting shall be one or more members present in person or by proxy holding not less than a majority of the issued shares of the Company entitled to vote at the meeting in question. No business shall be transacted at any general meeting unless the requisite quorum shall be present at the commencement of the business.

     57. If within one hour from the time appointed for the meeting a quorum is not present, the meeting shall stand adjourned to the same day in the next week and at such time and place as shall be decided by the Board, and if at such adjourned meeting a quorum is not present within one hour from the time appointed for holding the meeting, the member or members present in person or by proxy shall be a quorum and may transact the business for which the meeting was called.

     58. The Chairman shall take the chair at every general meeting, or, if there be no such Chairman or, if at any general meeting such Chairman shall not be present within one hour after the time appointed for holding such meeting or is unwilling to act, the Directors present shall choose another Director as chairman of the meeting, and if no Director be present, or if all the Directors present decline to take the chair, or if the Chairman chosen shall retire from the chair, then the members present shall choose one of their own number to be chairman of the meeting.

     59. The Chairman may, with the consent of any general meeting at which a quorum is present, and shall, if so directed by the meeting, adjourn any meeting from time to time and from place to place as the meeting shall determine. Whenever a meeting is adjourned for 14 days or more, at least seven clear days' notice, specifying the place, the day and the hour of the adjourned meeting shall be given in the same manner as in the case of an original meeting but it shall not be necessary to specify in such notice the nature of the business to be transacted at the adjourned meeting. Save as aforesaid, no member shall be entitled to any notice of an adjournment or of the business to be transacted at any adjourned meeting. No business shall be transacted at any adjourned meeting other than the business which might have been transacted at the meeting from which the adjournment took place.

     60. At any general meeting a resolution put to the vote of the meeting shall be decided on a poll.

     61. A poll shall (subject as provided in Article 68) be taken in such manner (including the use of ballot or voting papers or tickets) and at such time and place, not being more than 10 days from the date of the meeting or adjourned meeting at which the poll was demanded as the Chairman directs. No notice need be given of a poll not taken immediately. The result of the poll shall be deemed to be the resolution of the meeting at which the poll was demanded.

     62. In the case of an equality of votes, the Chairman of the meeting shall be entitled to a second or casting vote.

                                VOTES OF MEMBERS

     63. Subject to any special rights, privileges or restrictions as to voting for the time being attached to any class or classes of shares, at any general meeting on a poll every holder of Common Shares present in person (or, in the case of a member being a corporation, by its duly authorised representative) or by proxy shall have one vote for each Common Share registered in his name in the register. On a poll a member entitled to more than one vote is under no obligation to cast all his votes in the same way.

     64. Any person entitled under Article 35 to be registered as a holder of Common Shares may vote at any general meeting in respect thereof in the same manner as if he were the registered holder of such shares, provided that at least 48 hours before the time of the holding of the meeting or adjourned meeting (as the case may be) at which he proposed to vote, he shall satisfy the Board of his right to be registered as the holder of such shares or the Board shall have previously admitted his right to vote at such meeting in respect thereof.

     65. Where there are joint registered holders of any share carrying a right to vote, any one of such persons may vote at any meeting, either personally or by proxy, in respect of such share as if he were solely entitled thereto; but if more than one of such joint holders be present at any meeting personally or by proxy, that one of the said persons so present being the most or, as the case may be, the more senior shall alone be entitled to vote in respect of the relevant joint holding and, for this purpose, seniority shall be determined by reference to the order in which the names of the joint holders stand on the register in respect of the relevant joint holding. Several executors or administrators of a deceased member in whose name any share stands shall for the purposes of this Article be deemed joint holders thereof.

     66. Save as expressly provided in these Articles or as otherwise determined by the Board, no person other than a member duly registered shall be entitled to be present or to vote (save as proxy for another member), or to be reckoned in a quorum, either personally or by proxy at any general meeting.

     67. In the case of any dispute as to the admission or rejection of any vote, the Chairman of the meeting shall determine the same and such determination shall be final and conclusive.

                                     PROXIES

     68. Any member of the Company entitled to attend and vote at a meeting of the Company shall be entitled to appoint another person (who must be an individual) as his proxy to attend and vote instead of him and a proxy so appointed shall have the same right as the member to speak at the meeting. Forms of proxy shall be sent by the Company to each member together with the notice convening each annual and general meeting of the Company. On a poll votes may be given either personally or by proxy. A proxy need not be a member of the Company. A member may appoint any number of proxies to attend in his stead at any one general meeting (or at any one class meeting).

     69. The instrument appointing a proxy shall be in writing under the hand of the appointor or of his attorney authorised in writing, or if the appointor is a corporation, either under its seal or under the hand of an officer, attorney or other person duly authorised to sign the same. The appointment of a proxy may be made by electronic transmission.

     70. The instrument appointing a proxy and (if required by the Board) the power of attorney or other authority (if any) under which it is signed, or a notarially certified copy of such power or authority, shall be delivered to the Secretary at any time before the polls for the general meeting close or may be delivered at the registered office of the Company (or at such other place as may be specified in the notice convening the meeting or in any notice of any adjournment or, in either case, in any document sent therewith) not less than 24 hours before the time appointed for holding the meeting or adjourned meeting at which the person named in the instrument proposes to vote, or, in the case of a poll taken subsequently to the date of a meeting or adjourned meeting, not less than 24 hours before the time appointed for the taking of the poll, and in default the instrument of proxy shall not be treated as valid provided always that the Chairman of the meeting may at his discretion direct that an instrument of proxy shall be deemed to have been duly deposited upon receipt of electronic transmission from the appointor that the instrument of proxy duly signed is in the course of transmission to the Company. No instrument appointing a proxy shall be valid after the expiration of 12 months from the date named in it as the date of its execution. Delivery of any instrument appointing a proxy shall not preclude a member from attending and voting in person at the meeting or poll concerned and, in such event, the instrument appointing a proxy shall be deemed to be revoked.

     71. Every instrument of proxy, whether for a specified meeting or otherwise, shall be in common form or such other form as the Board may from time to time approve, provided that it shall enable a member, according to his intention, to instruct his proxy to vote in favour of or against (or in default of instructions or in the event of conflicting instructions, to exercise his discretion in respect of) each resolution to be proposed at the meeting to which the form of proxy relates.

     72.  The instrument appointing a proxy to vote at a general meeting shall:

          (a) be deemed to confer authority to demand or join in demanding a poll and to vote on any amendment of a resolution put to the meeting for which it is given as the proxy thinks fit; and

          (b) unless the contrary is stated therein, be valid as well for any adjournment of the meeting as for the meeting to which it relates, provided that the meeting was originally held within 12 months from such date.

     73. A vote given in accordance with the terms of an instrument of proxy or resolution of a member shall be valid notwithstanding the previous death or insanity of the principal or revocation of the proxy or power of attorney or other authority under which the proxy or resolution of a member was executed or revocation of the relevant resolution or the transfer of the share in respect of which the proxy was given, provided that no intimation in writing of such death, insanity, revocation or transfer as aforesaid shall have been received by the Company at its registered office, or at such other place as is referred to in Article 59, at least two hours before the commencement of the meeting or adjourned meeting at which the proxy is used.

                            CORPORATE REPRESENTATIVES

     74. Any corporation which is a member of the Company may, by resolution of its directors or other governing body or by power of attorney, authorise such person as it thinks fit to act as its representative at any meeting of the Company or of members of any class of shares of the Company and the person so authorised shall be entitled to exercise the same powers on behalf of the corporation which he represents as that corporation could exercise if it were an individual member of the Company and where a corporation is so represented, it shall be treated as being present at any meeting in person.

                               BOARD OF DIRECTORS

     75. So long as the shares of the Company are listed on the Exchange, the Company shall maintain a minimum of three Independent Directors on its Board. The Board shall consist of not less then one nor more than ten persons (exclusive of alternate Directors) PROVIDED HOWEVER, that the Company may from time to time by resolution passed by not less 75 per cent of the issued shares increase or reduce the limits in the number of Directors.

     76. The first Directors of the Company shall be determined in writing by, or appointed by a resolution of, the subscribers to the Memorandum of Association.

     77. The Directors shall be divided into three classes, designated Class I, Class II and Class III. All classes shall be as nearly equal in number as possible. The Directors as initially classified shall hold office for terms as follows:

          (a) the Class I Directors shall hold office until the date of the annual general meeting of shareholders in 2001 or until their successors shall be elected and qualified;

          (b) the Class II Directors shall hold office until the date of the annual general meeting of shareholders in 2002 or until their successors shall be elected and qualified; and

          (c) the Class III Directors shall hold office until the date of the annual general meeting or shareholders in 2003 or until their successors shall be elected and qualified.

         Upon expiration of the term of office of each class as set forth above, the Directors in each class shall be elected for a term of three years to succeed the Directors whose terms of office expire.

     78. Each Director shall hold office until the expiration of his term and until his successor shall have been elected and qualified.

     79. The Board shall have power from time to time and at any time to appoint any person as a Director either to fill a casual vacancy or as an addition to the Board. Any Director so appointed shall hold office only until the next following annual general meeting of the Company and shall then be eligible for re-election at that meeting.

     80. The Company may by special resolution at any time remove for cause any Director (including an executive officer) before the expiration of his period of office notwithstanding anything in these Articles or in any agreement between the Company and such Director and may by ordinary resolution elect another person in his stead.

     81. Nothing in Article 80 should be taken as depriving a Director removed under any provisions of that Article of compensation or damages payable to him in respect of the termination of his appointment as Director or of any other appointment or office as a result of the termination of his appointment as Director or as derogatory from any power to remove a Director which may exist apart from the provision of that Article.

     82. The Company shall keep at its office a register of directors and officers containing their names and addresses and occupations and any other particulars required by the Law and shall send to the Registrar of Companies of the Cayman Islands a copy of such register and shall from time to time notify to the Registrar of Companies of the Cayman Islands any change that takes place in relation to such Directors as required by the Law.

     83. A Director need not hold any qualification shares. No Director shall be required to vacate office by reason only of his having attained any particular age.

                  ALTERNATE DIRECTORS AND PROXIES FOR DIRECTORS

     84. A Director may at any time by notice in writing delivered to the registered office of the Company or at a meeting of the Board, appoint another Director to be his alternate Director in his place during his absence and may in like manner at any time determine such appointment. No more than two alternate Directors may attend any meeting of the Board.

     85. The appointment of an alternate Director shall determine on the happening of any event which, were he a Director, would cause him to vacate such office or if his appointor ceases to be a Director.

     86. An alternate Director shall be entitled to receive and waive (in lieu of his appointor) notices of meetings of the Directors and shall be entitled to attend and vote as a Director and be counted in the quorum at any such meeting at which the Director appointing him is not personally present and generally at such meeting to perform all the functions of his appointor as a Director and for the purposes of the proceedings at such meeting the provisions of these Articles shall apply as if he (instead of his appointor) were a Director. If he shall be himself a Director or shall attend any such meeting as an alternate for more than one Director his voting rights shall be cumulative and he need not use all his votes or cast all the votes he uses in the same way. To such extent as the Board may from time to time determine in relation to any committee of the Board, the foregoing provisions of this Article shall also apply mutatis mutandis to any meeting of any such committee of which his appointor is a member. An alternate Director shall not, save as aforesaid, have power to act as a Director nor shall he be deemed to be a Director for the purposes of these Articles.

     87. An alternate Director shall be entitled to contract and be interested in and benefit from contracts or arrangements or transactions and to be repaid expenses and to be indemnified to the same extent mutatis mutandis as if he were a Director, but he shall not be entitled to receive from the Company in respect of his appointment as alternate Director any remuneration except only such part (if any) of the remuneration otherwise payable to his appointor as such appointor may by notice in writing to the Company from time to time direct.

     88. In addition to the foregoing provisions of this Article, a Director may be represented at any meeting of the Board (or of any committee of the Board) by a proxy appointed by him, in which event the presence or vote of the proxy shall for all purposes be deemed to be that of the Director. A proxy must be a Director and the provisions of Articles 68 to 73 shall apply mutatis mutandis to the appointment of proxies by Directors save that an instrument appointing a proxy shall not become invalid after the expiration of twelve months from its date of execution but shall remain valid for such period as the instrument shall provide or, if no such provision is made in the instrument, until revoked in writing and save also that no more than two proxies may attend any meeting.

                            REMUNERATION OF DIRECTORS

     89. The Directors shall be entitled to receive by way of remuneration for their services such sum as shall from time to time be determined by the Company in general meeting or by the Board, as the case may be, such sum (unless otherwise directed by the resolution by which it is determined) to be divided amongst the Directors in such proportions and in such manner as they may agree, or failing agreement, equally, except that in such event any Director holding office for less than the whole of the relevant period in respect of which the remuneration is paid shall only rank in such division in proportion to the time during such period for which he has held office. Such remuneration shall be in addition to any other remuneration to which a Director who holds any salaried employment or office in the Company may be entitled by reason of such employment or office.

     90. The Board may grant special remuneration to any Director, who shall perform any special or extra services at the request of the Company. Such special remuneration may be made payable to such Director in addition to or in substitution for his ordinary remuneration as a Director, and may be made payable by way of salary, commission or participation in profits or otherwise as may be agreed.

     91. The remuneration of an Executive Director or a Director appointed to any other office in the management of the Company shall from time to time be fixed by the Board and may be by way of salary, commission, or participation in profits or otherwise or by all or any of those modes and with such other benefits (including share option and/or pension and/or gratuity and/or other benefits on retirement) and allowances as the Board may from time to time decide. Such remuneration shall be in addition to such remuneration as the recipient may be entitled to receive as a Director.

     92. The Directors shall be entitled to be paid all expenses, including travel expenses, reasonably incurred by them in or in connection with the performance of their duties as Directors including their expenses of travelling to and from Board meetings, committee meetings or general meetings or otherwise incurred whilst engaged on the business of the Company or in the discharge of their duties as Directors.

                         VACATION OF OFFICE OF DIRECTOR

     93.  The office of a Director shall be vacated:

          (a) if he resigns his office by notice in writing to the Company at its registered office;

          (b) if an order is made by any competent court or official on the grounds that he is or may be suffering from mental disorder or is otherwise incapable of managing his affairs and the Board resolves that his office be vacated;

          (c) if, without leave, he is absent from meetings of the Board (unless an alternate Director or proxy appointed by him attends in his place) for a continuous period of 12 months, and the Board resolves that his office be vacated;

          (d) if he becomes bankrupt or has a receiving order made against him or suspends payment or compounds with his creditors generally;

          (e) if he ceases to be or is prohibited from being a Director by law or by virtue of any provisions in these Articles;

          (f) if he shall be removed from office by notice in writing served upon him signed by not less than three-fourths in number (or, if that is not a round number, the nearest lower round number) of the Directors (including himself) then in office; or

          (g) if he shall be removed from office by a special resolution of the members of the Company pursuant to Article 80.

                              INTERESTED DIRECTORS

     94. No Director or proposed Director shall be disqualified by his office from contracting with the Company either as vendor, purchaser or otherwise nor shall any such contract or any contract or arrangement entered into by or on behalf of the Company with any person, company or partnership of or in which any Director shall be a member or otherwise interested be capable on that account of being avoided, nor shall any Director so contracting or being any member or so interested be liable to account to the Company for any profit so realised by any such contract or arrangement by reason only of such Director holding that office or the fiduciary relationship thereby established, provided that such Director shall, if his interest in such contract or arrangement is material, declare the nature of his interest at the earliest meeting of the Board at which it is practicable for him to do so, either specifically or by way of a general notice stating that, by reason of the facts specified in the notice, he is to be regarded as interested in any contracts of a specified description which may subsequently be made by the Company.

     95. Any Director may continue to be or become a director, managing director, joint managing director, deputy managing director, executive director, manager or other officer or member of any other company in which the Company may be interested and (unless otherwise agreed between the Company and the Director) no such Director shall be liable to account to the Company or the members for any remuneration or other benefits received by him as a director, managing director, joint managing director, deputy managing director, executive director, manager or other officer or member of any such other company. The Directors may exercise the voting powers conferred by the shares in any other company held or owned by the Company, or exercisable by them as directors of such other company in such manner in all respects as they think fit (including the exercise thereof in favour of any resolution appointing themselves or any of them directors, managing directors, joint managing directors, deputy managing directors, executive directors, managers or other officers of such company) and any Director may vote in favour of the exercise of such voting rights in manner aforesaid notwithstanding that he may be, or is about to be, appointed a director, managing director, joint managing director, deputy managing director, executive director, manager or other officer of such a company, and that as such he is or may become interested in the exercise of such voting rights in the manner aforesaid.

     96. A Director may hold any other office or place of profit with the Company (except that of Auditor) in conjunction with his office of Director for such period and upon such terms as the Board may determine, and may be paid such extra remuneration therefor (whether by way of salary, commission, participation in profit or otherwise) as the Board may determine, and such extra remuneration shall be in addition to any remuneration provided for by or pursuant to any other Article.

     97. No person shall be disqualified from the office of Director or alternate Director or prevented by such office from contracting with the Company, either as vendor, purchaser or otherwise, nor shall any such contract or any contract or transaction entered into by or on behalf of the Company in which any Director or alternate Director shall be in any way interested be or be liable to be avoided, nor shall any Director or alternate Director so contracting or being so interested be liable to account to the

          Company for any profit realised by any such contract or transaction by reason of such Director holding office or of the fiduciary relation thereby established. A Director (or his alternate Director in his absence) shall be at liberty to vote in respect of any contract or transaction in which he is so interested as aforesaid provided however that the nature of the interest of any Director or alternate Director in any such contract or transaction shall be disclosed by him or the alternate Director appointed by him at or prior to its consideration and any vote thereon.

     98. A general notice or disclosure to the Directors or otherwise contained in the minutes of a Meeting or a written resolution of the Directors or any committee thereof that a Director or alternate Director is a shareholder of any specified firm or company and is to be regarded as interested in any transaction with such firm or company shall be sufficient disclosure under Article 97 and after such general notice it shall not be necessary to give special notice relating to any particular transaction.

                               EXECUTIVE OFFICERS

     99. The Board may from time to time appoint one or more Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and such other officers as it considers necessary in the management of the business of the Company and as it may decide for such period and upon such terms as it thinks fit and upon such terms as to remuneration as it may decide in accordance with these Articles.

     100. Every Director appointed to an office under Article 99 hereof shall, without prejudice to any claim for damages that such Director may have against the Company or the Company may have against such Director for any breach of any contract of service between him and the Company, be liable to be dismissed or removed therefrom by the Board. A Director appointed to an office under Article 99 shall be subject to the same provisions as to removal as the other Directors of the Company, and he shall, without prejudice to any claim for damages that such Director may have against the Company or the Company may have against such Director for any breach of any contract of service between him and the Company, ipso facto and immediately cease to hold such office if he shall cease to hold the office of Director for any cause.

                                   MANAGEMENT

     101. (a) The management of the business of the Company shall be vested in the Board which, in addition to the powers and authorities by these Articles expressly conferred upon it, may exercise all such powers and do all such acts and things as may be exercised or done or approved by the Company and are not hereby or by the Law expressly directed or required to be exercised or done by the Company in general meeting, but subject nevertheless to the provisions of the Law and of these Articles and to any regulation from time to time made by the Company in general meeting not being inconsistent with such provisions or these Articles, PROVIDED THAT no regulation so made shall invalidate any prior act of the Board which would have been valid if such regulation had not been made.

          (b) The Board of Directors may authorize any officer, officers, agent or agents to enter into any contract or agreement of any nature whatsoever, including, without limitation, any contract, deed, bond, mortgage, guarantee, agreement, or any other document or instrument of any nature whatsoever, and to execute and deliver any such contract, agreement, document or other instrument of any nature whatsoever for and in the name of and on behalf of the Company, and such authority may be general or confined to specific instances.

     102. (a) Subject to the provisions of the Law and except as otherwise expressly provided in this Article, a special resolution of the shareholders shall be required to approve:

               (i) any merger or consolidation of the Company or any subsidiary with (i) any Interested Shareholder (as hereinafter defined in this Article) or (ii) any other company or other entity (whether or not itself an Interested Shareholder) which is, or after such merger or consolidation would be, an Affiliate of an Interested Shareholder; or

               (ii) any sale, lease,  exchange,  mortgage,  pledge,  transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder, or any Affiliate of any Interested Shareholder, of any assets of the Company or any subsidiary having an aggregate Fair Market Value (as hereinafter defined in this Article) equaling or exceeding twenty-five percent (25%) of the Fair Market Value of the combined assets immediately prior to such transfer of the Company and its subsidiaries; or

               (iii)the  issuance or  transfer by the Company or any  subsidiary
                    (in one transaction or a series of transactions) to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property (or a combination thereof), of any securities of the Company or any subsidiary having an aggregate Fair Market Value equaling or exceeding twenty-five percent (25%) of the Fair Market Value of the combined assets immediately prior to such transfer of the Company and its subsidiaries except pursuant to an employee benefit plan of the Company or any subsidiary thereof; or

               (iv) the adoption of any plan or proposal for the  liquidation or dissolution of the Company proposed by or on behalf of any Interested Shareholder or any Affiliate of any Interested Shareholder; or

               (v) any reclassification of securities of the Company (including any reverse share split), recapitalization of the Company, merger or consolidation of the Company with any of its subsidiaries or other transaction (whether or not with or into or otherwise involving an Interested Shareholder), which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Company or any subsidiary which is directly or indirectly owned by any Interested

                    Shareholder or any Affiliate of any Interested Shareholder (a "Disproportionate Transaction"); provided, however, that no such transaction shall be deemed a Disproportionate -------- ------- Transaction if the increase in the proportionate ownership of the Interested Shareholder or Affiliate as a result of such transaction is no greater than the increase experienced by the other stockholders generally.

     The term "Business Combination" as used in this Article shall mean any transaction which is referred to in any one or more of paragraphs (i) through
(v) of Article 102 (a).

     (b) The provisions of Article 102 (a) requiring a special resolution of shareholders shall not be applicable to any particular Business Combination, and such Business Combination shall require only such vote as is required by the Law or by these Articles of Association (other than Article 102 (c) (ii)), whichever is greater, if the Business Combination shall have been approved by a majority of the Disinterested Directors (as hereinafter defined in this Article).

     (c)  For the purposes of this Article:

          (i) "Affiliate" means with respect to any person, any other person controlling or controlled by or under common control with such specified person. For the purposes of this definition, "control", when used with respect to any specified person, means the power to direct the management and policies of such person, directly or indirectly, whether through the ownership of voting securities or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

          (ii) "Disinterested Director" means any member of the Board of Directors who is unaffiliated with the Interested Shareholder and who was a member of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder, and any director who is thereafter chosen to fill any vacancy on the Board of Directors or who is elected and who, in either event, is unaffiliated with the Interested Shareholder, and in connection with his or her initial assumption of office is recommended for appointment or election by a majority of Disinterested Directors then on the Board of Directors.

          (iii)"Interested Shareholder" shall mean any person (other than the Company) and any holding company thereof who or which:

               (1) is the beneficial owner directly or indirectly, of more than twenty per cent (20%) of the voting power of the outstanding shares of the Company; or

               (2) is an Affiliate of the Company and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of twenty per cent (20%) or more of the voting power of the then-outstanding shares; or

               (3) is an assignee of or has otherwise succeeded to any shares which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering.

          A person shall not be deemed an Interested Shareholder if such person would become an Interested Shareholder solely as a result of a reduction of the number of shares of the Company outstanding, including repurchases of outstanding shares of the Company by the Company, which reduction increases the percentage of outstanding shares of the Company of which such person is the beneficial owner, until such person shall thereafter become the beneficial owner of any additional shares.

          (iv) "Fair Market Value" means: (a) in the case of shares, the highest closing sale price of a share during the 30-day period immediately preceding the date in question of such share admitted to trading on an Exchange or any other system then in use, the Fair Market Value shall be the highest closing sale price reported by the Exchange or such other system during the 30-day period preceding the date in question, or, if no such quotations are available, the Fair Market Value on the date in question of such share as determined by the Board of Directors in good faith, in each case with respect to any class of share, appropriately adjusted for any dividend or distribution in shares or any combination or reclassification of outstanding shares of such share into a smaller number of shares, and (b) in the case of property other than cash or shares, the Fair Market Value of such property on the date in question as determined by the Board of Directors in good faith.

          (d) A majority of the Disinterested Directors of the Company shall have the power and duty to determine for the purposes of this Article, on the basis of information known to them after reasonable inquiry, (a) whether a person is an Interested Shareholder; (b) the number of shares of which any person is the beneficial owner; (c) whether a Person is an Affiliate of another; and (d) whether the assets which are the subject of any Business Combination have, or any securities to be issued or transferred by the Company or any Subsidiary in any Business Combination have, an aggregate Fair Market Value equaling or exceeding twenty-five percent (25%) of the Fair Market Value of the combined assets immediately prior to such transfer of the Company and its subsidiaries. A majority of the Disinterested Directors shall have the further power to interpret all of the terms and provisions of this Article.

                            PROCEEDINGS OF DIRECTORS

     103. The Board may meet together for the despatch of business, adjourn and otherwise regulate its meetings and proceedings as it thinks fit in any part of the world and may determine the quorum necessary for the transaction of business. Unless otherwise determined two Directors shall be a quorum provided always that if there at any time be only a sole Director the quorum shall be one. For the purposes of this Article an alternate Director shall be counted in a quorum in place of the Director who appointed him and an alternate Director who is an alternate for more than one Director shall for quorum purposes be counted separately in respect of himself (if he is a Director) and in respect of each Director for whom he is an alternate (but so that nothing in this provision shall be construed as authorising a meeting to be constituted when only one person is physically present except if at any time there is only a sole Director where the quorum shall be one). A meeting of the Board or any committee of the Board may be held by means of a telephone or tele-conferencing or any other telecommunications facility provided that all participants are thereby able to communicate contemporaneously by voice with all other participants and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

     104. The Chairman, President or a majority of the Directors may at any time summon a meeting of the Board. 24 hours notice thereof shall be given to each Director either in writing or by electronic transmission at the address or telephone, facsimile or telex number from time to time notified to the Company by such Director or in such other manner as the Board may from time to time determine.

     105. Questions arising at any meeting of the Board shall be decided by a majority of votes, and in case of an equality of votes the Chairman shall have a second or casting vote.

     106. The Chairman of the Board shall act as chairman of the meetings of the Board; but if no such Chairman is elected, or if at any meeting the Chairman is not present within 15 minutes after the time appointed for holding the same, the Directors present may choose one of their number to be Chairman of the meeting.

     107. A meeting of the Board for the time being at which a quorum is present shall be competent to exercise all or any of the authorities, powers and discretions by or under these Articles for the time being vested in or exercisable by the Board generally.

     108. The Board may delegate any of its powers to committees consisting of such member or members of the Board (including alternate Directors in the absence of their appointers) as the Board thinks fit, and it may from time to time revoke such delegation or revoke the appointment of and discharge any committees either wholly or in part, and either as to persons or purposes, but every committee so formed shall in the exercise of the powers so delegated conform to any regulations that may from time to time be imposed upon it by the Board.

     109. All acts done by any such committee in conformity with such regulations and in fulfilment of the purposes for which it is appointed, but not otherwise, shall have the like force and effect as if done by the Board, and the Board shall have power, with the consent of the Company in general meeting, to remunerate the members of any such committee, and charge such remuneration to the current expenses of the Company.

     110. The meetings and proceedings of any such committee consisting of two or more members of the Board shall be governed by the provisions herein contained for regulating the meetings and proceedings of the Board so far as the same are applicable thereto and are not replaced by any regulations imposed by the Board pursuant to Article 108.

     111. The Board shall cause minutes to be made of:-

          (a)  all appointments of officers made by the Board;

          (b) the names of the Directors present at each meeting of the Board and any of committees of the Board;

          (c) all declarations made or notices given by any Director of his interest in any contract or proposed contract or of his holding of any office or property whereby any conflict of duty or interest may arise; and

          (d) all resolutions and proceedings at all meetings of the Company and of the Board and of such committees.

     112. Any such minutes shall be conclusive evidence of any such proceedings if they purport to be signed by the chairman of the meeting or by the chairman of the succeeding meeting.

     113. All acts bona fide done by any meeting of the Board or by a committee of Directors or by any person acting as Director shall, notwithstanding that it shall be afterwards discovered that there was some defect in the appointment of such Director or persons acting as aforesaid or that they or any of them were disqualified, be as valid as if every such person had been duly appointed and was qualified to be a Director or member of such committee as the case may be.

     114. The continuing Directors may act notwithstanding any vacancy in their body, but, if and so long as their number is reduced below the number fixed by or pursuant to these Articles as the necessary quorum of Directors, the continuing Director or Directors may act for the purpose of increasing the number of Directors to that number or of summoning a general meeting of the Company but for no other purpose.

     115. A resolution in writing signed by each and every one of the Directors (or their respective alternates) shall be as valid and effectual as if it had been passed at a meeting of the Board duly convened and held and may consist of several documents in like form each signed by one or more of the Directors or alternate Directors.

                                    SECRETARY

     116. A Secretary may be appointed by the Board for such term, at such remuneration and upon such conditions as it may think fit, and any Secretary so appointed may be removed by the Board. Anything by the Law or these Articles required or authorised to be done by or to the Secretary, if the office is vacant or there is for any other reason no Secretary capable of acting, may be done by or to any assistant or deputy Secretary appointed by the Board, or if there is no assistant or deputy Secretary capable of acting, by or to any officer of the Company authorised generally or specifically in that behalf by the Board.

     117. A provision of the Law or of these Articles requiring or authorising a thing to be done by or to a Director and the Secretary shall not be satisfied by its being done by or to the same person acting both as Director and as or in place of the Secretary.

                       GENERAL MANAGEMENT AND USE OF SEAL

     118. The Board shall provide for the safe custody of the seal which shall only be used by the authority of the Board or of a committee of the Board authorised by the Board in that behalf, and every instrument to which such seal shall be affixed shall be signed by a Director and shall be countersigned by the Secretary or by a second Director or by some other person appointed by the Board for the purpose. The securities seal which shall be a facsimile of the common seal with the word "Securities" engraved thereon shall be used exclusively for sealing securities issued by the Company and for sealing documents creating or evidencing securities so issued. The Board may either generally or in any particular case resolve that the securities seal or any signatures or any of them may be affixed to certificates for shares, warrants, debentures or any other form of security by facsimile or other mechanical means specified in such authority or that any such certificates sealed with the securities seal need not be signed by any person. Every instrument to which the seal is affixed as aforesaid shall, as regards all persons dealing in good faith with the Company, be deemed to have been affixed to that instrument with the authority of the Directors previously given.

     119. The Company may have a duplicate seal as and where the Board shall determine, and the Company may by writing under the seal appoint any agents or agent, committees or committee abroad to be the agents of the Company for the purpose of affixing and using such duplicate seal and they may impose such restrictions on the use thereof as may be thought fit. Wherever in these Articles reference is made to the seal, the reference shall, when and so far as may be applicable, be deemed to include any such duplicate seal as aforesaid.

     120. All cheques, promissory notes, drafts, bills of exchange and other negotiable instruments, and all receipts for moneys paid to the Company shall be signed, drawn, accepted, indorsed or otherwise executed, as the case may be, in such manner as the Board shall from time to time by resolution determine. The Company's banking accounts shall be kept with such banker or bankers as the Board shall from time to time determine.

     121. The Board may from time to time and at any time, by power of attorney under the seal or by document executed as a deed, appoint any company, firm or person or any fluctuating body of persons, whether nominated directly or indirectly by the Board, to be the attorney or attorneys of the Company for such purposes and with such powers, authorities and discretions (not exceeding those vested in or exercisable by the Board under these Articles) and for such period and subject to such conditions as it may think fit, and any such power of attorney may contain such provisions for the protection and convenience of persons dealing with any such attorney as the Board may think fit, and may also authorize any such attorney to sub-delegate all or any of the powers, authorities and discretions vested in him.

     122. The company may, by writing under its seal or by document executed as a deed, empower any person, either generally or in respect of any specified matter, as its attorney to execute deeds and instruments on its behalf in any part of the world and to enter into contracts and sign the same on its behalf and every deed signed by such attorney on behalf of the Company and, if required, under his seal shall bind the Company and have the same effect as if it were under the seal of the Company.

                                  PENSION FUNDS

     123. The Board may establish and maintain or procure the establishment and maintenance of any contributory or non-contributory pension or provident or superannuation funds or (with the sanction of an ordinary resolution) employee or executive share option schemes for the benefit of, or give or procure the giving of donations, gratuities, pensions, allowances or emoluments to any persons who are or were at any time in the employment or service of the Company, or of any company which is a subsidiary of the Company, or is allied or associated with the Company or with any such subsidiary company, or who are or were at any time directors or officers of the Company or of any such other company as aforesaid, and holding or who have held any salaried employment or office in the Company or such other company, and the wives, widows, families and dependents of any such persons. The Board may also establish and subsidise or subscribe to any institutions, associations, clubs or funds calculated to be for the benefit of or to advance the interests and well-being of the Company or of any such other company as aforesaid, and may make payments for or towards the insurance of any such persons as aforesaid, and subscribe or guarantee money for charitable or benevolent objects or for any exhibition or for any public, general or useful object. The Board may do any of the matters aforesaid, either alone or in conjunction with any such other company as aforesaid. Any Director holding any such employment or office shall be entitled to participate in and retain for his own benefit any such donation, gratuity, pension, allowance or emolument.

                           CAPITALISATION OF RESERVES

     124. The Company in general meeting may upon the recommendation of the Board by ordinary resolution resolve that it is desirable to capitalize all or any part of the amount for the time being standing to the credit of any of the Company's reserve accounts or funds or to the credit of the profit and loss account or otherwise available for distribution (and not required for the payment or provision of dividend on any shares with a preferential right to dividend) and accordingly that such sums be set free for distribution amongst the members who would have been entitled thereto if distributed by way of dividend and in the same proportion on condition that the same be not paid in cash but be applied either in or towards paying up any amounts for the time being unpaid on any shares held by such members respectively or paying up in full unissued shares, debentures or other securities of the Company to be allotted and distributed credited as fully paid up to and amongst such members in proportion aforesaid or partly in one way and partly in the other, and the Board shall give effect to such resolution, provided that a share premium account and a capital redemption reserve and any reserve or fund representing unrealised profits may, for the purposes of this Article, only be applied in paying up unissued shares to be issued to members of the Company as fully paid up shares or paying up calls or installments due or payable on partly paid securities of the Company subject always to the provisions of the Law.

     125. Wherever such a resolution as referred to in Article 124 shall have been passed the Board shall make all appropriations and applications of the undivided profits resolved to be capitalised thereby, and all allotments and issues of fully paid up shares, debentures or other securities, if any, and generally shall do all acts and things required to give effect thereto, with full power to the Board:

          (a) to make such provision by the issue of fractional certificates or by payment in cash or otherwise (including provisions whereby, in whole or in part, fractional entitlements are aggregated and sold and the net proceeds distributed to those entitled, or are disregarded or rounded up or down or whereby the benefit of fractional entitlements accrues to the Company rather than to the members concerned) as they think fit in cases where shares, debentures or other securities become distributable in fractions;

          (b) to exclude the right of participation or entitlement of any member with a registered address outside any territory where in the absence of a registration statement or other special or onerous formalities the circulation of an offer of such right or entitlement would or might be unlawful or where the Board consider the costs, expense or possible delays in ascertaining the existence or extent of the legal and other requirements applicable to such offer or the acceptance of such offer out of proportion to the benefits of the Company; and

          (c) to authorise any person to enter on behalf of all members entitled thereto into an agreement with the Company providing for the allotment to them respectively, credited as fully paid up, of any further shares, debentures or other securities to which they may be entitled upon such capitalisation, or, as the case may require, for the payment up by the Company on their behalf, by the application thereto of their respective proportions of the profits resolved to be capitalised, of the amounts or any part of the amounts remaining unpaid on their existing shares, and any agreement made under such authority shall be effective and binding on all such members.

     126. The Board may, in relation to any capitalisation sanctioned under these Articles in its absolute discretion specify that, and in such circumstances and if directed so to do by a member or members entitled to an allotment and distribution credited as fully paid up of unissued shares or debentures in the Company pursuant to such capitalisation, shall allot and distribute credited as fully paid up the unissued shares, debentures or other securities to which that member is entitled to such person or persons as that member may nominate by notice in writing to the Company, such notice to be received not later than the day for which the general meeting of the Company to sanction the capitalisation is convened.

                      DIVIDENDS, DISTRIBUTIONS AND RESERVE

     127. Subject to the Law, the Directors may from time to time declare dividends (including interim dividends) and distributions on shares of the Company outstanding and authorise payment of the same out of the funds of the Company lawfully available therefor.

     128. The Directors may, before declaring any dividends or distributions, set aside such sums as they think proper as a reserve or reserves which shall at the discretion of the Directors, be applicable for any purpose of the Company and pending such application may, at the like discretion, be employed in the business of the Company.

     129. No dividend or distribution shall be payable except out of the profits of the Company, realised or unrealised, or out of the share premium account or as otherwise permitted by the Law.

     130. Subject to the rights of persons, if any, entitled to shares with special rights as to dividends or distributions, if dividends or distributions are to be declared on a class of shares they shall be declared and paid according to the amounts paid or credited as paid on the shares of such class outstanding on the record date for such dividend or distribution as determined in accordance with these Articles but no amount paid or credited as paid on a share in advance of calls shall be treated for the purpose of this Article as paid on the share.

     131. The Directors may deduct from any dividend or distribution payable to any member all sums of money (if any) presently payable by him to the Company on account of calls or otherwise.

     132. The Directors may declare that any dividend or distribution be paid wholly or partly by the distribution of specific assets and in particular of paid up shares, debentures, or debenture stock of any other company or in any one or more of such ways and where any difficulty arises in regard to such distribution, the Directors may settle the same as they think expedient and in particular may issue fractional certificates and fix the value for distribution of such specific assets or any part thereof and may determine that cash payments shall be made to any members upon the footing of the value so fixed in order to adjust the rights of all members and may vest any such specific assets in trustees as may seem expedient to the Directors.

     133. Any dividend, distribution, interest or other monies payable in cash in respect of shares may be paid by cheque or warrant sent through the post directed to the registered address of the holder or, in the case of joint holders, to the holder who is first named on the register of Members or to such person and to such address as such holder or joint holders may in writing direct. Every such cheque or warrant shall be made payable to the order of the person to whom it is sent. Any one of two or more joint holders may give effectual receipts for any dividends, bonuses, or other monies payable in respect of the share held by them as joint holders.

     134. No dividend or distribution shall bear interest against the Company.

                              DOCUMENT DESTRUCTION

     135. The Company shall be entitled to destroy all instruments of transfer, probate, letters of administration, stop notices, powers of attorney, certificates of marriage or death and other documents relating to or affecting title to securities in or of the Company ("Registrable Documents") which have been registered at any time after the expiration of six years from the date of registration thereof and all dividend mandates and notifications of change of address at any time after the expiration of two years from the date of recording thereof and all share certificates which have been cancelled at any time after the expiration of one year from the date of the cancellation thereof and it shall conclusively be presumed in favour of the Company that every entry in the register if purporting to have been made on the basis of an instrument of transfer or Registrable Document so destroyed was duly and properly made and every instrument of transfer or Registrable Document so destroyed was a valid and effective instrument or document duly and properly registered and every share certificate so destroyed was a valid and effective certificate duly and properly cancelled and every other document hereinbefore mentioned so destroyed was a valid and effective document in accordance with the recorded particulars thereof in the books or records of the Company, provided always that:

          (a) the provisions aforesaid shall apply only to the destruction of a document in good faith and without express notice of the Company of any claim (regardless of the parties thereto) to which the document might be relevant;

          (b) nothing herein contained shall be construed as imposing upon the Company any liability in respect of the destruction of any such document earlier than as aforesaid or in any other circumstances which would not attach to the Company in the absence of this Article; and

          (c) references herein to the destruction of any document include references to the disposal thereof in any manner.

                                    ACCOUNTS

     136. The books of account shall be kept at such place or places as the Board thinks fit and shall always be open to the inspection of the Directors.

     137. The Board shall from time to time determine whether, to what extent, at what times and places and under what conditions or regulations, the accounts and books of the Company, or any of them, shall be open to the inspection of the members (other than officers of the Company) and no member shall have any right of inspecting any accounts or books or documents of the Company except as conferred by the Law or any other relevant law or regulation or as authorised by the Board or by the Company in general meeting.


     138. The Board shall, commencing with the first annual general meeting cause to be prepared and to be laid before the members of the Company at every annual general meeting a profit and loss account for the preceding financial year together with a balance sheet as at the last day of the preceding financial year and a report for the period covered by the profit and loss account and the state of the Company's affairs as at the end of such period, an Auditors' report on such accounts prepared pursuant to Article 137 and such other reports and accounts as may be required by law.

     139. Printed copies of those documents to be laid before the members of the Company at an annual general meeting shall not less than 10 days before the date of the meeting be sent to every member of the Company and every holder of debentures of the Company, provided that the Company shall not be required to send printed copies of those documents to any person of whose address the Company is not aware or to more than one of the joint holders of any shares or debentures.

                                      AUDIT

     140. The appointment of and provisions relating to Auditors shall be in accordance with applicable law and the relevant rules and regulations of the Exchange on which the Company's shares are listed. In the event that the Company's shares are not listed on an Exchange, the appointment of and provisions relating to Auditors shall be in accordance with applicable law and the Board may appoint the Auditors who shall hold office until removed from office by a resolution of the Board and the Board may determine the remuneration of the Auditors.

                                 AUDIT COMMITTEE

     141. For so long as the shares of the Company are quoted on the Exchange, it shall establish and maintain an Audit Committee as a committee of the Board PROVIDED ALWAYS THAT unless otherwise permitted by applicable law and the rules of the Exchange there shall be a minimum of three members of the Audit Committee and all of the members of the Audit Committee shall be Independent Directors. The Audit Committee shall comply with the rules or regulations of the Exchange as promulgated from time to time so long as the shares of the Company are listed on the Exchange. The responsibilities of the Audit Committee shall include all such matters as are required by applicable law and the rules and regulations of the Exchange.

                     SERVICE OF NOTICES AND OTHER DOCUMENTS

     142. Any notice or other document may be served on or delivered to any member by the Company either personally or by sending it through the post in a prepaid letter addressed to such member at his registered address as appearing in the principal register or by delivering it to or leaving it at such registered address addressed as aforesaid. In the case of joint holders of a share, service or delivery of any notice or other document on or to one of the joint holders shall for all purposes be deemed a sufficient service on or delivery to all the joint holders.

     143. Any such notice or other document, if sent by post, shall be deemed to have been served or delivered on the day after the day when it was put in the post (if sent to an address in the same country) and on the fifth day after the day when it was put in the post (if sent from one country or territory to an address in another country), and in proving such service or delivery it shall be sufficient to prove that the notice or document was properly addressed, stamped and put in the post. Any notice or other document delivered or left at a registered address otherwise than by post shall be deemed to have been served or delivered on the day it was so delivered or left.

     144. Any notice or other document delivered or sent by post to or left at the registered address of any member in pursuance of these Articles shall, notwithstanding that such member is then dead or bankrupt or that any other event has occurred, and whether or not the Company has notice of the death or bankruptcy or other event, be deemed to have been duly served or delivered in respect of any share registered in the name of such member as sole or joint holder unless his name shall, at the time of the service or delivery of the notice or document, have been removed from the Register as the holder of the share and such service or delivery shall for all purposes be deemed a sufficient service or delivery of such notice or document on all persons interested (whether jointly with or as claiming through or under him) in the share.

     145. The signature to any notice to be given by the Company may be written or printed by means of facsimile.

                                   INFORMATION

     146. No member shall be entitled to require discovery of or any information in respect of any detail of the Company's trading or any matter which is or may be in the nature of a trade secret or secret process which may relate to the conduct of the business of the Company and which in the opinion of the Board would not be in the interests of the members or the Company to communicate to the public.

     147. The Board shall be entitled to release or disclose any information in its possession, custody or control regarding the Company or its affairs to any of its members including, without limitation, information contained in the register of members and transfer books of the Company.

                                   WINDING UP

     148. If the Company shall be wound up (whether the liquidation is voluntary, under supervision or by the court) the liquidator may, with the authority of a special resolution of the Company and any other sanction required by the Law divide among the members in specie or kind the whole or any part of the assets of the Company (whether the assets shall consist of property of one kind or shall consist of properties of different kinds) and may for such purpose set such value as he deems fair upon any property to be divided and may determine how such division shall be carried out as between the members or different classes of members. The liquidator may, with the like authority or sanction vest the whole or any part of such assets in trustees upon such trusts for the benefit of the members as the liquidator, with the like authority or sanction and subject to the Law, shall think fit, and the liquidation of the Company may be closed and the Company dissolved, but so that no member shall be compelled to accept any assets, shares or other securities in respect of which there is a liability.

     149. (a) The Company shall indemnify, to the full extent now or hereafter permitted by law, any person (including his heirs, executors and administrators) who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, an action by or in the right of the Company), by reason of his acting as, or having in the past acted as, a Director, officer, employee or agent of, or his acting in any other capacity for or on behalf of, the Company, (including his serving for, on behalf of or at the request of the Company as a Director, officer employee or agent of another company, partnership, joint venture, trust or other enterprise, or in a fiduciary or other capacity with respect to any employee benefit plan maintained by the Company) against any expense (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person (or his heirs, executors and administrators) in respect thereof. The Company shall advance the expenses of defending any such action, suit or proceeding (including appeals) in accordance with and to the full extent now or hereafter permitted by law.

          (b) The Board of Directors may, notwithstanding any interest of the directors in such action, authorize the Company to purchase and maintain insurance on behalf of any person described in Article 149 (a), against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Company would have the power to indemnify him against such liability under the provisions of this
               Article 149.

          (c) Directors of the Company shall have no personal liability to the Company or its members for monetary damages for breach of fiduciary or other duties as a director, except (i) for any breach of a director's duty of loyalty to the Company or its members, (ii) for act or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or
               (iii) for any transaction from which a director derived an improper personal benefit.

          (d) The provisions of this Article 149 shall be applicable to all actions, claims, suits or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act occurring before or after its adoption. The provisions of this
               Article 149 shall be deemed to be a contract between the Company and each director, officer, employee or agent who serves in such capacity at any time while this Article and the relevant provisions of the law, if any, are in effect, and any repeal or modification thereof shall not affect any rights or obligations then existing with respect to any state of facts or any action, suit or proceeding then or theretofore existing, or any action, suit or proceeding thereafter brought or threatened based in whole or in part on any such state of facts. If any provision of this Article 149 shall be found to be invalid or limited in application by reason of any law or regulation, it shall not affect any other application of such provision or the validity of the remaining provisions hereof. The rights of indemnification and advancement of expenses provided in this Article shall neither be exclusive of, nor be deemed in limitation of, any rights to which any such officer, director, employee or agent may otherwise be entitled or permitted by contract, vote of members or directors or otherwise, or as a matter of law, both as to actions in his official capacity and actions in any other capacity while holding such office, it being the policy of the Company that indemnification of the specified individuals shall be made to the fullest extent permitted by law.

                                 FINANCIAL YEAR

     150. The financial year of the Company shall be as prescribed by the Board from time to time.

                                REGISTERED OFFICE

     151. The registered office of the Company shall be at such place in the Cayman Islands as the Board shall from time to time appoint.

                      AMENDMENT OF MEMORANDUM AND ARTICLES

     152. Subject to the Law, the Company may at any time and from time to time by special resolution alter or amend its Memorandum of Association and Articles of Association in whole or in part.

     153. For the purpose of determining Members entitled to notice of or to vote at any meeting of Members or any adjournment thereof, or Members entitled to receive payment of any dividend, or in order to make a determination of Members for any other proper purposes, the Directors of the Company may provide that the register of Members shall be closed for transfers for a stated period but not to exceed in any case forty days. If the register of Members shall be so closed for the purpose of determining Members entitled to notice of or to vote at a meeting of Members such register shall be so closed for at least ten days immediately preceding such meeting and the record date for such determination shall be the date of the closure of the register of Members.

     154. In lieu of or apart from closing the register of Members, the Directors may fix in advance a date as the record date for any such determination of Members entitled to notice of or to vote at a meeting of the Members and for the purpose of determining the Members entitled to receive payment of any dividend the Directors may, at or within 90 days prior to the date of declaration of such dividend fix a subsequent date as the record date for such determination.

     155. If the register of Members is not so closed and no record date is fixed for the determination of Members entitled to notice of or to vote at a meeting of Members or Members entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of Members. When a determination of Members entitled to vote at any meeting of members has been made as provided in this section, such determination shall apply to any adjournment thereof.

DATED 24th day of July, 2000.




/s/ Rebecca Steller
------------------------------------
Rebecca Steller
PO Box 309, Grand Cayman




/s/ Graham Lockington
------------------------------------
Graham Lockington
PO Box 309, Grand Cayman




/s/ Diann Green
------------------------------------
Witness to the above signatures




I, Renda S. Cornwall Asst. Registrar of Companies in and for the Cayman Islands HEREBY CERTIFY that this is a true and correct copy of the Articles of Association of this Company duly incorporated on the 24th day of July, 2000



                                           /s/ Renda S. Cornwall
                                           ----------------------------
                                           Asst. Registrar of Companies

                                                                  EXHIBIT 10.1

                             SECOND AMENDMENT TO THE
                    GARMIN LTD. EMPLOYEE STOCK PURCHASE PLAN

     The Garmin Ltd. Employee Stock Purchase Plan is amended, effective June 9, 2003, as follows:

                                       I.

         Section 2.11 is amended to read as follows:

               2.11 "Eligible Employee" means an Employee, including an employee on an Authorized Leave of Absence (as defined in Section 10.3), eligible to participate in the Plan in accordance with Article V.

                                      II.

         Section 2.12 is amended to read as follows:

               2.12 "Employee" means an individual who performs services for the Company or a Participating Subsidiary pursuant to an employment relationship described in Treasury Regulations Section 31.3401(c)-1 or any successor provision, or an in individual who would be performing such services but for such individual's Authorized Leave of Absence (as defined in Section 10.3).

                                      III.

         Sub-sections 5.2(b) and (c) are amended to read as follows:

               (b) Employees (other than individuals on Authorized Leave of Absence (as defined in Section 10.3)) who are customarily employed by the Company or a Participating Subsidiary for not more than 20 hours per week; or

               (c) Employees (other than individuals on Authorized Leave of Absence (as defined in Section 10.3)) who are customarily employed by the Company or a Participating Subsidiary for not more than five (5) months in any calendar year.

                                      IV.

         Section 10.3 is amended to read as follows:

               10.3 Leaves of Absence.

               (a) If a Participant takes a leave of absence (other than an Authorized Leave of Absence) without terminating employment, such Participant will be deemed to have discontinued contributions to the Plan in accordance with Section 8.3, but will remain a Participant in the Plan through the balance of the Accumulation Period in which his or her leave of absence begins, so long as such leave of absence does not exceed 90 days. If a Participant takes a leave of absence (other than an Authorized Leave of Absence) without terminating employment, such Participant will be deemed to have withdrawn from the Plan in accordance with Section 10.1 on the 91st day of such leave of absence.

               (b) An Employee on an Authorized Leave of Absence shall remain a Participant in the Plan and, in the case of a paid Authorized Leave of Absence, shall have deductions made under Section 8.1 from payments that would, but for the Authorized Leave of Absence, be Base Earnings. An Employee who does not return from an Authorized Leave of Absence on the scheduled date (or, in the case of Qualified Military Leave, prior to the date such individual's reemployment rights under the Uniformed Services Employment and Reemployment Rights Act of 1994 have expired or terminated) shall be deemed to have terminated employment on the last day of such Authorized Leave of Absence (or, in the case of Qualified Military Leave, the date such reemployment rights expire or are terminated).

               (c) An "Authorized Leave of Absence" means (a) a Qualified Military Leave, and (b) an Employee's absence of more than 90 days which has been authorized, either pursuant to a policy of the Company or the Participating Subsidiary that employs the Employee, or pursuant to a written agreement between the employer and the Employee, which policy or written agreement guarantees the Employee's rights to return to employment.

                                       V.

               Except as amended herein, the Plan shall remain in full force and effect.



     Executed this 9th day of June, 2003.

                                            GARMIN LTD.



                                            By: /s/  Min H. Kao
                                                     Min H. Kao
                                            Title:   Co-Chairman and CEO

                                                                  EXHIBIT 31.1

                                  CERTIFICATION


     I, Min H. Kao, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  August 13, 2003                 By        /s/ Min H. Kao
                                                     ---------------------------
                                                          Min H. Kao
                                                          Co-Chairman and Chief
                                                          Executive Officer

                                                                 EXHIBIT 31.2

                                  CERTIFICATION


     I, Kevin Rauckman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  August 13, 2003                By      /s/  Kevin Rauckman
                                                   -------------------------
                                                        Kevin Rauckman
                                                        Chief Financial Officer

                                                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Garmin Ltd. (the "Company") on Form 10-Q for the period ending June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Min H. Kao, Co-Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     Date:  August 13, 2003            By        /s/ Min H. Kao
                                                 -------------------------
                                                     Min H. Kao
                                                     Co-Chairman and  Chief
                                                     Executive Officer

                                                                  EXHIBIT 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report of Garmin Ltd. (the "Company") on Form 10-Q for the period ending June 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





     Date:  August 13, 2003              By       /s/ Kevin Rauckman
                                                  ------------------------
                                                      Kevin Rauckman
                                                      Chief Financial Officer