Form 10-Q
period 2003-09-27
GARMIN LTD
filed 2003-11-12
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to_________

Commission file number 0-31983
_________________

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands	98-0229227
(State or other jurisdiction	(I.R.S. Employer identification no.)
of incorporation or organization)
5th Floor, Harbour Place, P.O. Box 30464 SMB,	N/A
103 South Church Street	(Zip Code)
George Town, Grand Cayman, Cayman Islands
(Address of principal executive offices)

        Company’s telephone number, including area code:(345) 946-5203

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

Number of shares outstanding of the Company's common shares as of November 7, 2003:
Common Shares, $.01 par value – 108,065,397.

Garmin Ltd.
Form 10-Q
Quarter Ended September 27, 2003

Table of Contents

Part I - Financial Information	Page
Item 1. Condensed Consolidated Financial Statements (unaudited)
Introductory Comments	3
Condensed Consolidated Balance Sheets at September 27, 2003
and December 28, 2002	4
Condensed Consolidated Statements of Income for the
13- and 39-weeks ended September 27, 2003 and September 28, 2002	5
Condensed Consolidated Statements of Cash Flows for the
39-weeks ended September 27, 2003 and September 28, 2002	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About
Market Risk	21
Item 4. Controls and Procedures	22
Part II - Other Information
Item 1. Legal Proceedings	22
Item 2. Changes in Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Other Information	22
Item 5. Exhibits and Reports on Form 8-K	23
Signature Page	24
Index to Exhibits	25

Garmin Ltd.
Form 10-Q
Quarter Ended September 27, 2003

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Introductory Comments

        The Condensed Consolidated Financial Statements of Garmin Ltd. (“Garmin” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 28, 2002. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

        The results of operations for the 13- and 39-week periods ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year 2003.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets(In
thousands, except share information)

	(Unaudited)
	September 27,	December 28,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$244,673	$216,768
Marketable securities	86,526	113,336
Accounts receivable, net	64,119	58,278
Inventories	84,905	57,507
Deferred income taxes	17,659	14,847
Prepaid expenses and other current assets	5,659	4,490

Total current assets	503,541	465,226
Property and equipment, net	93,135	74,440
Marketable securities	183,412	132,372
Restricted cash	1,603	1,598
Other assets, net	43,296	24,479

Total assets	$824,987	$698,115

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,880	$32,446
Salaries and benefits payable	8,513	4,178
Warranty reserve	8,128	5,949
Other accrued expenses	6,699	12,752
Income taxes payable	24,637	18,080
Dividends payable	53,979	0

Total current liabilities	132,836	73,405
Long-term debt, less current portion	0	20,000
Deferred income taxes	2,763	2,211
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	0	0
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 107,919,766 as of	1,081	1,080
December 28, 2002 and 107,965,477 as of
September 27, 2003
Additional paid-in capital	131,229	129,431
Retained earnings	577,953	507,884
Accumulated other comprehensive loss	(20,875)	(35,896)

Total stockholders' equity	689,388	602,499

Total liabilities and stockholders' equity	$824,987	$698,115

   See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002
Net sales	$135,562	$107,756	$402,845	$331,450
Cost of goods sold	58,853	48,705	167,823	150,245

Gross profit	76,709	59,051	235,022	181,205
Selling, general and
administrative expenses	13,023	11,055	40,552	33,393
Research and development
expense	11,732	7,954	30,135	23,403

	24,755	19,009	70,687	56,796

Operating income	51,954	40,042	164,335	124,409
Other income (expense):
Interest income	1,738	1,483	5,479	4,864
Interest expense	(15)	(334)	(525)	(1,051)
Foreign currency	(9,025)	9,592	(11,074)	(146)
Other	42	(19)	(1,367)	146

	(7,260)	10,722	(7,487)	3,813

Income before income taxes	44,694	50,764	156,848	128,222
Income tax provision	9,386	12,336	32,799	30,887

Net income	$35,308	$38,428	$124,049	$97,335

Net income per share:
Basic	$0.33	$0.36	$1.15	$0.90
Diluted	$0.32	$0.36	$1.14	$0.90
Weighted average common
shares outstanding:
Basic	108,037	107,798	107,993	107,788
Diluted	108,951	108,139	108,859	108,193
Dividends declared per share	$0.50	--	$0.50	--

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 27,	September 28,
	2003	2002
Operating Activities:
Net income	$124,049	$97,335
Depreciation and amortization	14,624	9,683
Loss (gain) on sale of property and equipment	65	(165)
Provision for doubtful accounts	364	557
Deferred income taxes	(2,678)	638
Foreign currency translation gains/losses	9,278	(416)
Provision for obsolete inventories	2,030	285
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,080)	2,525
Inventories	(19,508)	10,737
Other current assets	(1,100)	(2,214)
Accounts payable	(3,574)	3,231
Other current liabilities	(708)	3,754
Income taxes	6,272	3,932

Net cash provided by operating activities	126,034	129,882
Investing activities:
Purchases of property and equipment	(17,871)	(6,917)
Purchase of intangible assets	(1,114)	(13,189)
Purchase of marketable securities, net	(24,976)	(96,991)
Purchase of UPS Aviation Technologies, Inc.,	(38,177)	0
net of cash acquired
Other	11	362

Net cash used in investing activities	(82,127)	(116,735)
Financing activities:
Payments on long term debt	(20,000)	(12,188)
Proceeds from issuance of common stock	1,799	388

Net cash used in financing activities	(18,201)	(11,800)
Effect of exchange rate changes on cash and cash equivalents	2,199	255

Net increase in cash and cash equivalents	27,905	1,602
Cash and cash equivalents at beginning of period	216,768	192,842

Cash and cash equivalents at end of period	$244,673	$194,444

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2003
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 39-week period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ended December 27, 2003.

The condensed consolidated balance sheet at December 28, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 27, 2003 and September 28, 2002 both contain operating results for 13 weeks.

2. Inventories

The components of inventories consist of the following:

	September 27,	December 28,
	2003	2002
Raw materials	$36,804	$24,177
Work-in-process	14,825	10,936
Finished goods	43,780	31,818
Inventory reserves	(10,504)	(9,424)

Inventory, net of reserves	$84,905	$57,507

3. Long Term Debt

During 2000, Garmin International Inc. entered into an agreement with the City of Olathe, Kansas to finance the Company’s expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. During the second quarter of 2003, the Company retired this debt by purchasing the bonds on its own account, so at September 27, 2003, outstanding principal under the 2000 Bonds was $0.

4. Earnings and Dividends Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 27,	September 28,
	2003	2002
Numerator:
Numerator for basic and diluted net income
per share - net income	$35,308	$38,428

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,037	107,798
Effect of dilutive securities -
employee stock options	914	341

Denominator for diluted net income per share -
adjusted weighted-average common shares	108,951	108,139

Basic net income per share	$0.33	$0.36

Diluted net income per share	$0.32	$0.36

	39-Weeks Ended
	September 27,	September 28,
	2003	2002
Numerator:
Numerator for basic and diluted net income
per share - net income	$124,049	$97,335

Denominator:
Denominator for basic net income per share -
weighted-average common shares	107,993	107,788
Effect of dilutive securities -
employee stock options	866	405

Denominator for diluted net income per share -
adjusted weighted-average common shares	108,859	108,193

Basic net income per share	$1.15	$0.90

Diluted net income per share	$1.14	$0.90

There were 2,500 dilutive options for the 13-week period ended September 27, 2003. There were 12,148 dilutive options for the 39-week period ended September 2003.

On July 23, 2003 the Board of Directors of the Company approved and declared a $0.50 per share dividend payable to common shareholders of record on December 1, 2003 and this amount was accrued for at September 27, 2003.

5. Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	September 27,	September 28,
	2003	2002
Net income	$35,308	$38,428
Translation adjustment	11,393	(5,789)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(432)	238

Comprehensive income	$46,269	$32,877

	39-Weeks Ended
	September 27,	September 28,
	2003	2002
Net income	$124,049	$97,335
Translation adjustment	14,663	9,081
Change in fair value of effective portion of
cash flow hedges, net of deferred taxes	637	159
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(279)	238

Comprehensive income	$139,070	$106,813

6. Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	September 27, 2003		September 28, 2002
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$105,956	$29,606	$80,218	$27,538
Income before income taxes	$35,377	$9,317	$39,407	$11,357

	39-Weeks Ended
	September 27, 2003		September 28, 2002
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$315,563	$87,282	$248,710	$82,740
Income before income taxes	$122,646	$34,202	$94,122	$34,100

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 39-week periods ended September 27, 2003 and September 28, 2002:

	North
	America	Asia	Europe	Total
September 27, 2003
Sales to external customers	$284,589	$19,044	$99,212	$402,845
Long-lived assets	$59,963	$32,705	$467	$93,135
September 28, 2002
Sales to external customers	$239,343	$16,142	$75,965	$331,450
Long-lived assets	$40,600	$30,553	$491	$71,644

7. Stock Compensation Plans

Accounting for Stock-Based Compensation

        At September 27, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13 Weeks Ended
	September 27,	September 28,
	2003	2002
Net income as reported	$35,308	$38,428
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(746)	(528)

Pro forma net income	$34,562	$37,900

Net income per share as reported:
Basic	$0.33	$0.36
Diluted	$0.32	$0.36
Pro forma net income per share:
Basic	$0.32	$0.35
Diluted	$0.32	$0.35

	39 Weeks Ended
	September 27,	September 28,
	2003	2002
Net income as reported	$124,049	$97,335
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(2,262)	(1,636)

Pro forma net income	$121,787	$95,699

Net income per share as reported:
Basic	$1.15	$0.90
Diluted	$1.14	$0.90
Pro forma net income per share:
Basic	$1.13	$0.89
Diluted	$1.12	$0.89

2000 Non-employee Directors’ Option Plan

        In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period.

2000 Equity Incentive Plan

        Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2003 and 2002 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

        A summary of the Company’s stock option activity and related information under the Plan and the Directors’ Plan for the period ended September 27, 2003 and years ended December 28, 2002 and December 29, 2001 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 29, 2001	$15.45	1,535
Granted	$29.61	453
Exercised	$14.15	(74)
Canceled	$16.58	(40)

Outstanding at December 28, 2002	$18.90	1,874
Granted	--	0
Exercised	$14.95	(45)
Canceled	$15.93	(8)

Outstanding at March 29, 2003	$19.17	1,821
Granted	$44.84	10
Exercised	$14.75	(69)
Canceled	$19.78	(4)

Outstanding at June 28, 2003	$19.49	1,758
Granted	$38.49	3
Exercised	$14.73	(7)
Canceled	$19.56	(9)

Outstanding at September 27, 2003	$19.53	1,745

        There were 2,500 and 1,000 options granted during the 13-week periods ended September 27, 2003 and September 28, 2002, respectively.

        The weighted-average remaining contract life for options outstanding at September 27, 2003 is approximately 7.9 years. Options outstanding at September 27, 2003 have exercise prices ranging from $14.00 to $49.35. At September 27, 2003, options to purchase 331,213 shares are exercisable.

--

8. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	39-Weeks Ended
	September 27,	September 28,
	2003	2002
Balance - beginning of the period	$6,131	$7,042
Increase from purchase of Garmin AT	1,226	--
Accrual for products sold
during the period	3,487	1,611
Expenditures	2,716	1,954

Balance - end of the period	$8,128	$6,699

9. Garmin AT Acquisition

On August 22, 2003, Garmin International, Inc., a subsidiary of Garmin Ltd., acquired all of the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash. UPS Aviation Technologies, headquartered in Salem, Oregon, designs and manufactures multiple lines of communications, navigation and surveillance products for general aviation and air transport customers. UPS Aviation Technologies is known for its innovation in the development of Automatic Dependent Surveillance Broadcast (ADS-B) technology, leading the industry in the application of that technology to enhance flight safety.

The purchase price of the UPS Aviation Technologies Inc. acquisition was preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and third-party appraisals. The excess purchase price over the fair value of the net assets acquired was allocated to goodwill in the amount of $11.4 million. UPS Aviation Technologies, Inc. was subsequently renamed Garmin AT, Inc. by the Company. The results of Garmin AT are included in the financial statements for the period of August 22, 2003 to September 27, 2003.

The following table summarizes the purchase price allocation and the useful life of intangibles for the aforementioned acquisition (dollars in thousands; life in years):

		Intangibles
	Amount	Useful Life
Working capital	$8,562	--
Property and equipment	7,092	--
Intangibles:
Technology / Patents	4,151	8
Tradenames	824	3
Non-Competition Agreements	2,122	4
Customer Contracts	292	3
Customer Relationships	3,344	10
Order Backlogs	372	3
Goodwill	11,418	--

Purchase price paid, net of cash acquired	$38,177

The following table is prepared on a pro forma basis for the 13-week and 39-week periods ended September 27, 2003 and September 28, 2002 as though Garmin AT had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles (unaudited; dollars in thousands):

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002
Net sales	$139,639	$113,037	$420,905	$347,018
Net income	$34,811	$37,203	$122,829	$93,434
Basic earnings per share of common stock	$0.32	$0.35	$1.14	$0.87
Diluted earnings per share of common stock	$0.32	$0.34	$1.13	$0.86

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

        The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%
Cost of goods sold	43.4%	45.2%

Gross profit	56.6%	54.8%
Research and development	8.7%	7.3%
Selling, general and administrative	9.6%	10.3%

Total expenses	18.3%	17.6%

Operating income	38.3%	37.2%
Other income, net	(5.3%)	10.0%

Income before income taxes	33.0%	47.1%
Provision for income taxes	7.0%	11.4%

Net income	26.0%	35.7%

	39-Weeks Ended
	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%
Cost of goods sold	41.7%	45.3%

Gross profit	58.3%	54.7%
Research and development	7.4%	7.1%
Selling, general and administrative	10.1%	10.1%

Total expenses	17.5%	17.2%

Operating income	40.8%	37.5%
Other income, net	(1.9%)	1.2%

Income before income taxes	38.9%	38.7%
Provision for income taxes	8.1%	9.3%

Net income	30.8%	29.4%

        The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	September 27, 2003		September 28, 2002
	Consumer	Aviation	Consumer	Aviation
Net sales	$105,956	$29,606	$80,218	$27,538
Cost of good sold	47,646	11,207	38,008	10,697

Gross profit	58,310	18,399	42,210	16,841
Operating Expenses:
Selling, general and administrative	9,850	3,173	8,285	2,770
Research and development	6,014	5,718	4,453	3,501

Total Operating Expenses	15,864	8,891	12,738	6,271

Operating income	42,446	9,508	29,472	10,570
Other income (expense), net	(7,069)	(191)	9,935	787

Income before income taxes	$35,377	$9,317	$39,407	$11,357

	39-Weeks Ended
	September 27, 2003		September 28, 2002
	Consumer	Aviation	Consumer	Aviation
Net sales	$315,563	$87,282	$248,710	$82,740
Cost of good sold	136,570	31,253	118,142	32,103

Gross profit	178,993	56,029	130,568	50,637
Operating Expenses:
Selling, general and administrative	31,958	8,594	25,774	7,619
Research and development	17,210	12,925	13,675	9,728

Total Operating Expenses	49,168	21,519	39,448	17,347

Operating income	129,825	34,510	91,120	33,290
Other income (expense), net	(7,179)	(308)	3,003	810

Income before income taxes	$122,646	$34,202	$94,123	$34,100

Comparison of 13-Weeks Ended September 27, 2003 and September 28, 2002

Net Sales

        Net sales increased $27.8 million, or 25.8%, to $135.6 million for the 13-week period ended September 27, 2003, from $107.8 million for the 13-week period ended September 28, 2002. The increase for the 13-week period ended September 27, 2003 was primarily due to the success of new products that were introduced during the previous twelve months and overall demand for our consumer products associated with strong sales across all product lines during the quarter. Sales from our consumer products accounted for 78.2% of net sales for the third quarter of 2003 compared to 74.4% during the third quarter of 2002. Sales from our aviation products accounted for 21.8% for the third quarter of 2003 compared to 25.6% during the third quarter of 2002. Total consumer and aviation unit sales increased 37% to 517,000 in 2003 from 378,000 in 2002. The higher unit sales volume in the third quarter of fiscal 2003 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines, which resulted in higher volume in our consumer segment.

        Net sales for the consumer segment increased $25.7 million, or 32.1%, to $106.0 million for the 13-week period ended September 27, 2003, from $80.2 million for the 13-week period ended September 28, 2002. The increase for the 13-week period ended September 27, 2003 was primarily due to the success of the new consumer products introduced during the prior twelve months and overall demand for our consumer products associated with a strong sales across all product lines during the quarter.

        Net sales for the aviation segment increased $2.1 million to $29.6 million for the 13-week period ended September 27, 2003, when compared with $27.5 million for the 13-week period ended September 28, 2002. Increases in sales were due to revenues from new product releases and $3.0 million of Garmin AT sales, which were offset by a weakened general aviation industry and increased competition within the aviation market for the 13-week period ended September 27, 2003.

Gross Profit

        Gross profit increased $17.7 million, or 29.9%, to $76.7 million for the 13-week period ended September 27, 2003, from $59.1 million for the 13-week period ended September 28, 2002. Increased demand for our products resulted in increased production volumes at our Taiwan factory, resulting in improved manufacturing efficiencies and reduced factory overhead per unit. In addition, reduced raw material component costs, coupled with our vertical integration strategy, resulted in gross margin improvement during the quarter. The increase in gross profit is also attributable to a favorable product mix during the quarter relative to the same quarter in 2002. Gross profit as a percentage of net sales increased to 56.6% for the 13-week period ended September 27, 2003 compared to 54.8% for the 13-week period ended September 28, 2002.

        Gross profit for the consumer segment increased $16.1 million, or 38.1%, to $58.3 million for the 13-week period ended September 27, 2003, from $42.2 million for the 13-week period ended September 28, 2002. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2002, and a reduction of raw material costs. The increase in gross profit is also attributable to a favorable product mix during the quarter. Gross profit as a percentage of net sales increased to 55.0% during the 13-week period ended September 27, 2003 compared to 52.6% for the 13-week period ended September 28, 2002.

        Gross profit for the aviation segment increased $1.6 million, or 9.3%, to $18.4 million for the 13-week period ended September 27, 2003, from $16.8 million for the 13-week period ended September 28, 2002. Gross profit as a percentage of net sales increased to 62.1% for the 13-week period ended September 27, 2003 from 61.2% for the 13-week period ended September 28, 2002. These improvements were attributable to manufacturing cost savings, a favorable product mix during the quarter, and the $1.5 million Garmin AT gross profit contribution.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $2.0 million, or 17.8%, to $13.0 million (9.6% of net sales) for the 13-week period ended September 27, 2003, from $11.1 million (10.3% of net sales) for the 13-week period ended September 28, 2002. Selling, general and administrative expenses increased $1.6 million, or 18.9%, in the consumer segment and were up $0.4 million in the aviation segment. The increase in expense was driven primarily by increased call center expenses, increased advertising, and Garmin AT selling, general and administrative costs.

Research and Development Expense

        Research and development expenses increased $3.8 million, or 47.5%, to $11.7 million (8.7% of net sales) for the 13-week period ended September 27, 2003, from $7.9 million (7.3% of net sales) for the 13-week period ended September 28, 2002. Research and development expenses increased $1.6 million, or 35.1%, in the consumer segment and $2.2 million, or 63.3%, in the aviation segment. The increase in expense was due to ongoing development activities for new products within our consumer segment during the quarter, the addition of 21 new engineering personnel to our staff in both the consumer and aviation segments during the last quarter as a result of our continued emphasis on product innovation, and the addition of 53 engineering personnel to our staff from the newly-acquired Garmin AT.

Operating Income

        Operating income for the 13-week period ended September 27, 2003 increased to $52.0 million from $40.0 million for the 13-week period ended September 28, 2002. Operating income as a percentage of net sales increased to 38.3% for the 13-week period ended September 27, 2003, from 37.2% for the 13-week period ended September 28, 2002, due to improvement in gross profit partially offset by overall increases in operating expenses.

Other Income (Expense)

        Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other expense for the 13-week period ended September 27, 2003 amounted to $7.3 million compared to $10.7 million of other income for the 13-week period ended September 28, 2002. Interest income for the 13-week period ended September 27, 2003 amounted to $1.7 million compared to $1.5 million for the 13-week period ended September 28, 2002, the slight increase being attributable to an increase in cash and investments during the last 12 months. The average taxable equivalent interest rate return on invested cash during the quarter was 1.35% compared to 1.75% during the same quarter of 2002. Interest expense decreased to $0 for the 13-week period ended September 27, 2003 from $0.3 million for the 13-week period ended September 28, 2002 due to purchase and retirement of industrial revenue bonds in the second quarter of 2003.

        We recognized a foreign currency exchange loss of $9.0 million for the 13-week period ended September 27, 2003 compared to a gain of $9.6 million for the 13-week period ended September 28, 2002. The $9.0 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2003, when the exchange rate decreased to 33.79 TD/USD at September 27, 2003 from 34.61 TD/USD at June 28, 2003. The $9.6 million gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2002, when the exchange rate increased to 34.95 TD/USD at September 28, 2002 from 33.56 TD/USD at June 29, 2002.

Income Tax Provision

        Income tax expense decreased by $2.9 million, to $9.4 million, for the 13-week period ended September 27, 2003 from $12.3 million for the 13-week period ended September 28, 2002 due to our lower taxable income. The effective tax rate fell to 21.0% from 24.3% due to additional tax benefits granted by the Taiwan government from increased production in our Taiwan facility.

Net Income

        As a result of the above, net income decreased 8.1% for the 13-week period ended September 27, 2003 to $35.3 million compared to $38.4 million for the 13-week period ended September 28, 2002.

Comparison of 39-weeks Ended September 27, 2003 and September 28, 2002

Net Sales

        Net sales increased $71.4 million, or 21.5%, to $402.8 million for the 39-week period ended September 27, 2003, from $331.5 million for the 39-week period ended September 28, 2002. The increase for the 39-week period ended September 27, 2003 was primarily due to the success of new products that were introduced during the previous twelve months and overall demand for our consumer products associated with strong automotive and recreation sales during the period. Sales from our consumer products accounted for 78.3% of net sales for this period in 2003 compared to 75.0% during the same period in 2002. Sales from our aviation products accounted for 21.7% for the first 39 weeks of 2003 compared to 25.0% during the same period of 2002. Total consumer and aviation unit sales increased 37% to 1,476,000 in 2003 from 1,079,000 in 2002. The higher unit volume sales during this period in 2003 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines, which resulted in higher volume in our consumer segment.

        Net sales for the consumer segment increased $66.9 million, or 26.9%, to $315.6 million for the 39-week period ended September 27, 2003, from $248.7 million for the 39-week period ended September 28, 2002. The increase for the 39-week period ended September 27, 2003 was primarily due to the success of the new consumer products introduced during the prior twelve months and overall demand for our consumer products associated with strong automotive and recreation sales during the period.

        Net sales for the aviation segment increased $4.5 million, or 5.5%, to $87.3 million for the 39-week period ended September 27, 2003, when compared with $82.7 million for the 39-week period ended September 28, 2002. Increases in revenues were due to revenues from new product releases and $3.0 million of revenue from Garmin AT, which were offset to some extent by a weakened general aviation industry for the 39-week period ended September 27, 2003.

Gross Profit

        Gross profit increased $53.8 million, or 29.7%, to $235.0 million for the 39-week period ended September 27, 2003, from $181.2 million for the 39-week period ended September 28, 2002. Increased demand for our products resulted in increased production volumes at our Taiwan factory, resulting in improved manufacturing efficiencies and reduced factory overhead per unit. In addition, reduced raw material component costs, coupled with our vertical integration strategy, resulted in gross margin improvement during the 39-week period. The increase in gross profit is also attributable to a favorable product mix during the period relative to the same period in 2002. Gross profit as a percentage of net sales increased to 58.3% for the 39-week period ended September 27, 2003 compared to 54.7% for the 39-week period ended September 28, 2002.

        Gross profit for the consumer segment increased $48.4 million, or 37.1%, to $179.0 million for the 39-week period ended September 27, 2003, from $130.6 million for the 39-week period ended September 28, 2002. This increase is primarily attributable to the increase in consumer revenue, improved manufacturing efficiencies on many of our new products introduced during fiscal year 2002, and a reduction of raw material costs. The increase in gross profit is also attributable to a favorable product mix during the period. Gross profit as a percentage of net sales increased to 56.7% during the 39-week period ended September 27, 2003 compared to 52.5% for the 39-week period ended September 28, 2002.

        Gross profit for the aviation segment increased $5.4 million, or 10.6%, to $56.0 million for the 39-week period ended September 27, 2003, from $50.6 million for the 39-week period ended September 28, 2002. Gross profit as a percentage of net sales increased to 64.2% for the 39-week period ended September 27, 2003 from 61.2% for the 39-week period ended September 28, 2002. These improvements were attributable to manufacturing cost savings, a favorable product mix during the period, and the $1.5 million Garmin AT gross profit contribution.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $7.2 million, or 21.4%, to $40.6 million (10.1% of net sales) for the 39-week period ended September 27, 2003, from $33.4 million (10.1% of net sales) for the 39-week period ended September 28, 2002. Selling, general and administrative expenses increased $6.2 million, or 24.0%, in the consumer segment and increased $1.0 million, or 12.8%, in the aviation segment. While selling, general and administrative expenses remained flat as a percent of revenues, the absolute dollar increase in expense was driven primarily by increased call center expenses, increased advertising, insurance premiums, and Oracle implementation costs.

Research and Development Expense

        Research and development expenses increased $6.7 million, or 28.8%, to $30.1 million (7.4% of net sales) for the 39-week period ended September 27, 2003, from $23.4 million (7.1% of net sales) for the 39-week period ended September 28, 2002. Research and development expenses increased $3.5 million, or 25.9%, in the consumer segment and $3.2 million, or 32.9%, in the aviation segment. The increase in expense was due to ongoing development activities for new products within our consumer segment during the quarter, the addition of 53 Garmin AT engineering personnel, and the addition of 78 new engineering personnel to our staff in both the consumer and aviation segments during the first nine months of 2003 as a result of our continued emphasis on product innovation.

Operating Income

        Operating income for the 39-week period ended September 27, 2003 increased to $164.3 million from $124.4 million for the 39-week period ended September 28, 2002. Operating income as a percentage of net sales increased to 40.8% for the 39-week period ended September 27, 2003, from 37.5% for the 39-week period ended September 28, 2002, due to improvement in gross profit partially offset by overall increases in operating expenses.

Other Income (Expense)

        Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other expense for the 39-week period ended September 27, 2003 amounted to $7.5 million compared to $3.8 million of other income for the 39-week period ended September 28, 2002. Interest income for the 39-week period ended September 27, 2003 amounted to $5.5 million compared to $4.9 million for the 39-week period ended September 28, 2002, the increase being attributable to an increase in cash and investments during the last 12 months. The average taxable equivalent interest rate return on invested cash during the period was 1.41% compared to 1.9% during the same period of 2002. Interest expense decreased to $0.5 million for the 39-week period ended September 27, 2003 from $1.1 million for the 39-week period ended September 28, 2002 as we retired all outstanding debt during May 2003.

        We recognized a foreign currency exchange loss of $11.1 million for the 39-week period ended September 27, 2003 compared to a loss of $0.1 million for the 39-week period ended September 28, 2002. The $11.1 million loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first nine months of fiscal 2003, when the exchange rate decreased to 33.79 TD/USD at September 27, 2003 from 35.10 TD/USD at December 28, 2002. The $0.1 million loss was due to positive and negative moves of similar magnitude of the U.S. Dollar compared to the Taiwan Dollar during the first nine months of fiscal 2002, when the exchange rate decreased to 34.95 TD/USD at September 28, 2002 from 35.17 TD/USD at December 29, 2001.

        Due to the retirement of all outstanding debt during 2003, two outstanding interest rate swaps were terminated in 2003. The termination of these swaps caused the Company to realize approximately $0.8 million in other expense. The Company also amortized $0.6 million of related bond issuance costs that had been capitalized in prior periods.

Income Tax Provision

        Income tax expense increased by $1.9 million, to $32.8 million, for the 39-week period ended September 27, 2003 from $30.9 million for the 39-week period ended September 28, 2002 due to our higher taxable income. The effective tax rate decreased to 20.9% during the 39-week period ended September 27, 2003 from 24.1% during the 39-week period ended September 28, 2002, due to additional tax benefits granted by the Taiwan government from increased production in our Taiwan facility.

Net Income

        As a result of the above, net income increased 27.4% for the 39-week period ended September 27, 2003 to $124.0 million from $97.3 million for the 39-week period ended September 28, 2002.

Liquidity and Capital Resources

        Net cash generated by operating activities was $126.0 million for the 39-week period ended September 27, 2003 compared to $129.9 million for the 39-week period ended September 28, 2002. We operate with a strong customer driven approach and therefore carry sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally adequate to meet most demand. We also attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $17.5 million increase in inventory at September 27, 2003 when compared to inventory on December 29, 2002, net of the impact from the Garmin AT acquisition. Inventory levels were increased to mitigate possible supply issues due to long lead times on certain electronic components, and to support the anticipated ramp up of new products (specifically the iQue 3600 and StreetPilot 2610/2650) slated for the second half of 2003.

        Cash flow from investing activities during the 39-week period ending September 27, 2003 was a $82.2 million use of cash. Cash flow used in investing activities principally related to $17.9 million in capital expenditures primarily related to the Olathe, Kansas facilities expansion project, $1.1 million in purchases of intangible assets, the purchase of UPS Aviation Technologies, Inc. for $38.2 million, and the net purchase of $25.0 million of fixed income securities associated with the investment of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 2.0%.

        Cash flow from financing activities during the period was an $18.2 million use of cash, which represents the $20.0 million debt retirement, net of the $1.8 million of proceeds from the issuance of common stock related to our Company stock option plan.

        We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, and payment of dividends declared. The dividend declared in 2003 will be paid on December 15, 2003 to all shareholders of record as of December 1, 2003.

        We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2003.

Contractual Obligations and Commercial Commitments

        On April 25, 2003, Garmin International, Inc. signed an agreement with Turner Construction Company engaging Turner as the construction manager on the facility expansion in Olathe, Kansas. The estimated cost of completion on this expansion project is approximately $60.0 million with estimated completion in September 2004.

        On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance (the “2000 Bonds”) for the expansion of its Olathe, Kansas facility. In May of 2003 all $20 million of these bonds were purchased and retired, extinguishing all outstanding long-term debt.

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

      Foreign Currency Exchange Rate Risk

        The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

        The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 3.7% during 2003 and resulted in a foreign currency loss of $11.1 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

        As of September 27, 2003, we no longer have interest rate risk in connection with our industrial revenue bonds (the 2000 Bonds) that bear interest at a floating rate, as these bonds have been retired.

Item 4. Controls and Procedures

        As of September 27, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 27, 2003. There has been no change in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Company’s fiscal quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

      From time to time the Company may be involved in litigation arising in the course of its operations. As of November 12, 2003, the Company was not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Other Information

      Not applicable

Item 5. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a).
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a).
Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

The Company furnished under Item 5 of Form 8-K the Company’s Form 8-K dated July 24, 2003 reporting the execution by the Company’s subsidiary, Garmin International, Inc., of a definitive agreement to acquire UPS Aviation Technologies, Inc.

The Company furnished under Item 9 of Form 8-K the Company’s Form 8-K dated October 29, 2003 reporting the announcement of financial results for the fiscal quarter ended September 27, 2003.

The Company furnished under Item 5 of Form 8-K the Company’s Form 8-K dated August 22, 2003 reporting the completion of the acquisition of UPS Aviation Technologies, Inc. by the Company’s subsidiary, Garmin International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD. By /s/ Kevin Rauckman ---------------------------------- Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: November 12, 2003

INDEX TO EXHIBITS

                      Exhibit No.       Description                                                                                                  Page

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 26
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 27
Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 28
Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 29

EXHIBIT 31.1

CERTIFICATION

        I, Min H. Kao, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	By /s/ Min H. Kao Min H. Kao ________________________________________________ Co-Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

      I, Kevin Rauckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	By /s/ Kevin Rauckman ______________________________________ Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Min H. Kao, Co-Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2003	/s/ Min H. Kao __________________________________________ Min H. Kao Co-Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending September 27, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2003	/s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer