Form 10-K
period 2003-12-27
GARMIN LTD
filed 2004-03-10
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 27, 2003
                                       or
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_____ to ________
                         Commission file number 0-31983

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

     Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Company as of June 27, 2003, the last business day of the Company's most recently completed second fiscal quarter, based on the closing price of the Company's common shares on the Nasdaq Stock Market for that date

                   Common Shares, $.01 par value - $2,532,348,456
Number of shares outstanding of the Company's common shares as of March 1, 2004:
                   Common Shares, $.01 par value - 108,201,576

Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into
Part III of the Form 10-K as indicated:

                                                        Part of Form 10-K into
Document                                                  which Incorporated
--------                                                ----------------------
Company's Definitive Proxy Statement for the 2004            Part III
Annual Meeting of Shareholders which will be filed no later than 120 days after December 27, 2003

                                   Garmin Ltd.

                          2003 Form 10-K Annual Report

                                Table of Contents

          Cautionary Statement With Respect To Forward-Looking Comments........1

                                     Part I

Item 1.   Business.............................................................1
Item 2.   Properties..........................................................11
Item 3.   Legal Proceedings...................................................12
Item 4.   Submission of Matters to a Vote of Security Holders........... .....12
          Executive Officers and Significant Employees of the Company.........12

                                     Part II

Item 5.   Market for the Company's Common Shares and Related
               Shareholder Matters............................................14
Item 6.   Selected Financial Data.............................................14
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........37

Item 8.   Financial Statements and Supplementary Data.........................39
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................64
Item 9A.  Controls and Procedures.............................................64

                                    Part III

Item 10.  Directors and Executive Officers of the Company; Audit Committee
             Financial Expert; Code of Ethics.................................64
Item 11.  Executive Compensation..............................................65
Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and Rekated Shareholder Matters..................................65
Item 13.  Certain Relationships and Related Transactions......................66
Item 14.  Principal Accountant Fees and Services..............................66

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....66
          Signatures..........................................................70


GARMIN, the GARMIN logo, the GARMIN globe design, the GARMIN "swoosh" design, APOLLO, BLUECHART, CITY SELECT, DCG, ETREX, ETREX CAMO, ETREX LEGEND, ETREX SUMMIT, ETREX VENTURE, ETREX VISTA, GNC, GPS II, GPS III, GPS V, GPSMAP, GUIDANCE BY GARMIN, IQUE, MAPSOURCE, METROGUIDE, NAVTALK, PERSONAL NAVIGATOR, RINO, SEE-THRU, STREETPILOT, and TRACBACK are included among the registered trademarks of Garmin, and FORERUNNER, FORETREX, G1000, GEKO, ION, QUE, and WAAS ENABLED are included among the trademarks of Garmin Ltd. or its subsidiaries. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

             CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

     The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company's other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K under the heading "Company-Specific Trends and Risks". Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

                                     Part I

Item 1.  Business

     This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations" ("MD&A") under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has two business segments - Consumer and Aviation. Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment and geographic information included in Item 8, "Financial Statements and Supplementary Data", Note 10 is incorporated herein by reference in partial response to this Item 1.

     Garmin was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin shares in the United States. Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

     Garmin's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin's Internet website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

     The reference to Garmin's website address does not constitute incorporation by reference of the information contained on this website and such information should not be considered part of this report on Form 10-K.


Recent Developments in the Company's Business

         Acquisition of UPS Aviation Technologies, Inc.

     On August 22, 2003, Garmin's subsidiary, Garmin International, Inc. completed the acquisition of all the outstanding stock of UPS Aviation Technologies, Inc., a subsidiary of United Parcel Services, Inc., for $38 million in cash. The name of the acquired company has since been changed to Garmin AT, Inc.

     Garmin AT, Inc. is located in Salem, Oregon and had 145 employees as of December 31, 2003. The acquisition is expected to provide Garmin with additional resources for developing and manufacturing products for the aviation market. The acquisition also provided Garmin with a range of additional aviation products, including the CNX80 Global Positioning System ("GPS") navigation receiver, which is the first fully-integrated panel-mounted GPS receiver certified by the Federal Aviation Administration ("FAA") for primary means navigation using the FAA's Wide Area Augmentation System ("WAAS").

         New Consumer Product Introductions

     Garmin began shipping the iQue(R) 3600 in July 2003. The iQue 3600 is the Company's first personal digital assistant (PDA) product. The iQue 3600 is a Palm(R) operating system based PDA with fully-integrated GPS navigation technology, including color maps, automatic route calculation and turn-by-turn navigation with voice prompts.

     In August 2003, Garmin began shipping the StreetPilot(R) 2610 and in September 2003 Garmin began shipping the StreetPilot 2650, two new models for portable automotive applications. Both models feature a high resolution color display with touchscreen, fast map drawing and route calculation and a remote control.

     In November 2003, Garmin began shipping the Forerunner(tm) 201, an integrated personal training product for running and other athletic applications which uses a GPS sensor to provide data on speed, training time, distance, lap time and other information.

         New Aviation Product Introductions

     In 2003, Garmin announced that Cessna Aircraft Company selected Garmin's G-1000(tm) integrated avionics system as standard equipment for Cessna's new Citation Mustang business jet and as optional equipment for certain Cessna single-engine piston aircraft. Cessna expects the Citation Mustang to be in production in 2006. Also in 2003, Garmin announced that Diamond Aircraft selected the G-1000 system as standard equipment for its DA42 TwinStar twin-engine piston aircraft and as optional equipment for its DA40 Diamond Star single-engine piston aircraft. The G-1000 system is expected to be available in the second quarter of 2004.

         NASDAQ-100 Index

     In December 2003, Garmin was added to the NASDAQ-100 Index(R). The NASDAQ-100 Index is composed of the 100 largest non-financial stocks on the NASDAQ Stock Market based on market capitalization.

         Debt Retirement

     On June 2, 2003, Garmin's subsidiary, Garmin International, Inc. purchased all $20 million of its outstanding industrial revenue bonds issued in 2000 (City of Olathe, Kansas Taxable Industrial Revenue Bonds, Garmin International, Inc. Project, Series 2000). This action retired all of the long-term debt of Garmin Ltd. and its subsidiaries.


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



Overview of the Global Positioning System

     The Global Positioning System is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage. Access to the system is provided free of charge by the U.S. government.

     Reception of GPS signals from the satellites requires line-of-sight visibility between the satellites and the receiver. GPS receivers generally do not work indoors and when a receiver is outside, buildings, hills and dense foliage can attenuate or block reception. GPS receivers can be very compact, and it is not necessary to have a large dish antenna to receive GPS signals.

     Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability ("SA") for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. With SA removed, a GPS receiver can calculate its position to an accuracy of approximately 10 meters or less, enhancing the utility of GPS for most applications.

     The accuracy and utility of GPS can be enhanced even further through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration ("FAA") is developing a Wide Area Augmentation System ("WAAS") comprising ground reference stations and additional satellites which will improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS is intended to support the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS is expected also to enhance the utility of WAAS-enabled GPS receivers for consumer applications. The FAA announced on July 11, 2003 that the WAAS system had achieved initial operating capability and that the system was available for instrument flight use with appropriately certified avionics equipment.

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

     While the marine, recreational, automotive and aviation product lines will continue to be the core of Garmin's business in the near-term, GPS capabilities are becoming increasingly commercially viable in a wide range of consumer products and services, including wireless consumer and mobile information devices (such as Family Radio Service and General Mobile Radio Service two-way radios and personal digital assistants). Garmin's goal is to take advantage of its brand name and its product development experience to expand its product line in these markets.


Consumer

     Garmin currently offers a wide range of consumer products, including handheld GPS receivers, two-way radios with integrated GPS receivers, GPS-enabled portable digital assistants, portable automotive navigation devices and fixed-mount GPS/Sounder products. Garmin believes that its consumer products are known for their value leadership, high performance, innovation and ergonomics. Garmin's iQue 3600 portable digital assistant with integrated GPS won the 2003 Consumer Electronics Association Best of Innovations award in the mobile office category.

     Garmin also offers a broad set of accessories for its products. For instance, Garmin's MapSource(R) CDs, which can be loaded into selected GPS products through a personal computer, provide detailed mapping information for the United States and Canada, Australia, South Africa and a number of European and Asian countries. With this information, many of Garmin's products can provide the customer with detailed information concerning business listings and points of interest. A user can choose a business listing (e.g., restaurants, hotels, and shops) and the unit will display the location of the destination on a map along with the user's location and the distance from the user's location. Some of Garmin's products offer automatic route calculation and turn-by-turn route guidance. Garmin's BlueChart(R) CD's and data cards, which are compatible with selected GPS chartplotter and handheld products, provide detailed nautical chart data for boaters.

     The table below includes a sampling of some of the products that Garmin currently offers to consumers.

Handheld and portable consumer products:

Geko
(3 models)                 Miniature size low-cost GPS receivers with colorful
                           design and easy operation.

Forerunner 201             Affordable, compact lightweight training assistant
                           for athletes with an easy-to-read display, ergonomic wristband, and integrated GPS sensor that provides precise speed, distance, and pace data.

eTrex
(6 models)                 Ultra compact full feature handheld GPS design for
                           outdoor  enthusiasts.  All models are waterproof and
                           have rugged  designs.  The eTrex Summit and eTrex
                           Vista have  electronic compass and barometric
                           altimeter  functions.  eTrex Venture has a worldwide
                           database of cities.  eTrex Legend and eTrex Vista
                           have  internal  basemaps of either North and South
                           America or Europe.  eTrex Camo features a camouflaged
                           design and a hunting and fishing almanac.  In fiscal
                           years 2003, 2002 and 2001, the eTrex class of
                           products  represented approximately 19%, 20% and 20%,
                           respectively,   of  Garmin's  total  consolidated
                           revenues.

StreetPilot
(3 models)                 Portable automotive navigation systems  with basemap
                           and  MapSource  compatibility allowing street level
                           mapping,  points of interest and address  location
                           functionality.  Features  of the  StreetPilot  2610
                           and 2650  include  "turn  by turn"  automatic  route
                           guidance and voice  prompting,  high resolution color
                           display,  remote  control,  touch screen and
                           PC/USB  connection   capabilities.   The  StreetPilot
                           2650 additionally features "dead reckoning" capabilities allowing for continued navigation even in the event of lost GPS reception.

GPS60C
(commenced shipping
in January 2004)           Lightweight, rugged and waterproof handheld with 256-
                           color transreflective TFT color displays.  Contain
                           56MB of internal memory for uploading mapping data from MapSource CD-ROMs and automatic route calculation with turn-by-turn directions.

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

iQue 3600                  Portable  Digital  Assistant (PDA) with  integrated
                           GPS and mapping.  Features  include Palm OS 5
                           platform  with  all  standard  Palm  applications,
                           voice  recorder,  flip-up integrated  GPS antenna,
                           3.8" diagonal  320x480 pixel color  display,
                           automatic  route calculation,  turn-by-turn  voice
                           route  guidance  and  patent-pending  contact-locator
                           feature  that  connects  the address  book and
                           calendar  to the GPS  mapping  features.  Includes
                           internal   basemap,   32MB  of  internal  memory,  SD
                           card expansion slot. Compatible with MapSource and BlueChart products for street-level mapping and detailed marine charts.

Marine fixed-mount units:

GPS126, 128 and 152        Low cost  fixed-mount  GPS  units for  boating  with
                           either a built-in antenna or an external antenna for exposed installations. GPS 152 has internal database of U.S. cities and navigation aids and has the compatibility of uploading points of interest data from a personal computer with MapSource
                           CD-ROMs.

GPSMAP
(10 models)                Marine  GPS/plotter  combinations  for  boating  and
                           fishing enthusiasts of different levels. Features available on different models include a variety of display sizes (ranging in size from 3.8" to 10"), high-contrast LCD graphics, monochrome 16-color or 256-color displays and the capability of uploading mapping and nautical chart data from a personal computer with MapSource and BlueChart CD-ROMs.

Sounder products:

FishFinders
(7 models)                 Fishfinders feature DCG(R)and See-Thru(R)technology,
                           which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas.
                           Features available on different models include color displays and dual frequency transducers for optimal performance in deep water.

GPSMAP/Sounder
(4 models)                 "All-in-one"  product lines with GPS, chartplotter
                           and sonar  functionality.  These
                           units come with different display sizes (ranging in size from 4.2" to 7.25") and the capability of uploading mapping and nautical chart data. Certain models feature dual frequency transducers for optimal sonar performance in deep water. GPSMAP
                           188C features a color display.

Consumer communications products:

Rino
(3 models)                 Handheld  two-way  Family Radio  Service (FRS) and
                           General  Mobile Radio Service  (GMRS) radios  that
                           integrate  two-way  voice  communications  with GPS
                           navigation.  Features include patented "peer-to-peer
                           position reporting" so you can transmit your location
                           to  another  Rino  radio.   The  Rino  120  has  an
                           internal   basemap  and   MapSource compatibility for
                           street-level mapping. The Rino 130 (which commenced shipping in the first quarter of 2004) has 24 MB of internal memory, built-in electronic compass, barometric sensor, and NOAA weather radio receiver.

NavTalk GSM A handheld unit that combines a 900 MHz/1800 MHz GSM digital cellular telephone and a full-featured GPS receiver with mapping display, "turn by turn" automatic route guidance and voice prompting. Features the ability to transmit location from one unit to another unit and to location-based service companies.

VHF 720 & 725              Waterproof,  portable  handheld marine two-way radios
                           with either 3-watt or 5-watt power output provide clear Very High Frequency (VHF) communication capabilities for all types of boaters.

Aviation

     Garmin's panel mounted product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, traditional VHF navigation receivers, instrument landing system (ILS) receivers, digital transponders (which transmit either an aircraft's altitude or its flight identification number in response to requests transmitted by ground-based air traffic control radar systems or air traffic avoidance devices on other aircraft), marker beacon receivers and audio panels.

     Garmin's aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. Garmin was the first company to offer a GPS receiver, the GPS 155/165, which met the Federal Aviation Administration's requirements for certain kinds of instrument approaches and did so a full year ahead of its competitors. The GPS 155/165 with its instrument approach capability won Flying Magazine's outstanding achievement award for 1994. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was also recognized by Flying Magazine as the Editor's Choice Product of the Year for 1998. In 1994 and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine's Gear of the Year award for best aviation portable product in 2000 and again in 2001. Garmin won first place for avionics product support in Professional Pilot magazine's survey of its readers published in its January 2003 issue. Also, Garmin was ranked No. 1 among avionics  manufacturers  for  operation,  presentation,  technical  advancement, information, construction and satisfaction in a survey of readers of Professional Pilot magazine published in its January 2004 issue.

     Garmin's panel mounted aviation products are sold in the retrofit market where older aircraft are fitted with the latest electronics from Garmin's broad product line. Garmin believes this market continues to have good growth potential as aircraft owners elect to upgrade their existing aircraft at a cost that is lower than purchasing a new aircraft.

     Garmin has also expanded its range of aviation electronics (avionics) offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Design Corporation, Diamond Aircraft Industries, EADS Socata, Eurocopter, Mooney Aircraft Corporation, New Piper Aircraft Company, Raytheon Aircraft Company, Pilatus Business Aircraft, and Robinson Helicopter. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include flight control systems and primary flight and multi-function display instrumentation that uses the latest display technologies.

     The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPS III Pilot              Aviation style portable GPS receiver, with built-in
                           maps and Jeppesen database.


GPSMAP 196                 Portable GPS receiver with 3.8" diagonal moving map
                           and Horizontal Situation Indicator (HSI) display with internal basemap and automatic logbook functions. Also features automatic turn-by-turn automotive routing and MapSource compatibility for street level mapping.

GPSMAP 295                 A  high-end  portable  GPS  receiver  designed
                           specifically for the serious aviator. Features include a 16-color display and built-in aviation database; it can download MapSource CD-ROM information through a personal computer for street level map details.

Panel-mount aviation products:

GNC 300XL TSO              Instrument Flight Rules ("IFR") certified
                           product that combines a GPS receiver with VHF radio and features moving map graphics.

400 Series
(3 models)                 The  GNS  430  was  the  world's  first  "all-in-one"
                           IFR  certified  GPS  navigation receiver/traditional
                           VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.
                           Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.

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

Apollo CNX 80              Integrated avionics unit with GPS navigation receiver
                           certified for primary means Wide Area Augmentation
                           System (WAAS)/GPS navigation and VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.

Apollo MX 20               Multi-function display unit featuring high resolution
                           6-inch active-matrix color LCD display and customizable map function.

Apollo SL 30 and SL 40     Compact  UHF  navigation  and  communications  units
                           that combine a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL30 features 8 watts carrier transmit power and the SL40 features 10 watts carrier transmit power.

G1000
(expected to be
available in second
quarter of 2004)           Integrated avionics suite that presents navigation,
                           communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays.

Sales and Marketing

     Garmin's  consumer  products  are  sold  through  a  worldwide  network  of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer represented 10% or more of Garmin's consolidated revenues in the year ended December 27, 2003. Garmin intends to selectively grow its dealer network geographically and by product lines. Marketing support is provided geographically from Garmin's offices in Olathe, Kansas (North, South and Central America), Romsey, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia and Australia). Garmin's distribution strategy is intended to increase Garmin's global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

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

         o Cabela's--a major hunting and fishing catalog retailer for the outdoor marine market with super store and destination store locations;

         o Circuit City--a leading U.S. electronics retailer;

         o Target--a leading mass merchandise chain of retail stores;

         o Wal-Mart--one of the world's largest mass retailers; and

         o West Marine--the largest U.S. marine retailer specializing in offshore boating equipment.

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

     Instrument Flight Rules ("IFR") products are sold through distributors around the world. Garmin's largest aviation distributors include Sportsman's Market, Tropic Aero and JA Air Center. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin's most sophisticated IFR avionics equipment. Visual Flight Rules ("VFR") equipment, including handheld GPS receivers, are also sold through distributors and through catalogs.

     In addition to the traditional distribution channels mentioned, Garmin enjoys significant market penetration with original equipment manufacturers. In the consumer market, Garmin's products are standard equipment on boats manufactured by Allison Boats, Cigarette Racing Team, Inc., Cobalt Boats, Pro Sports Boats and Ranger Boats. In the aviation market, Garmin's avionics are standard equipment on aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, The Lancair Company, Pilatus Business Aircraft, Mooney Aircraft Corporation, Raytheon
Aircraft Company, Robinson Helicopter, Tiger Aircraft, LLC and The New Piper Aircraft Company. Other aircraft and boat manufacturers offer Garmin's products as optional equipment.

Competition

     The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in these areas.

     Garmin believes that its principal competitors for consumer GPS-enabled product lines are Thales Navigation, Inc. ("Thales"), Lowrance Electronics Inc. ("Lowrance"), Cobra Electronics Corporation ("Cobra"), Raymarine Ltd. ("Raymarine"), Furuno Electronic Company, the Standard Vertex Division of Yaesu Co. Ltd. ("Standard"), the Northstar Technologies unit of Brunswick Corporation, Navman NZ Ltd. ("Navman"), a subsidiary of Brunswick Corporation, and Simrad AS ("Simrad"). For Garmin's fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Furuno, Raymarine, Simrad, Navman, and the Humminbird division of Techsonic Industries, Inc.. ("Humminbird"). Garmin believes that its principal competitors for marine VHF transceiver product lines are Standard, Shakespeare Corporation, Humminbird, Raymarine, Uniden Corporation, Simrad and Icom, Inc. For Garmin's general aviation product lines, Garmin considers its principal competitors to be Lowrance, for portable GPS units, and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Meggitt PLC, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems and Free Flight Systems for panel-mount GPS and display units. For Garmin's Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. ("Motorola"), Cobra and Audiovox Corporation. For Garmin's cellular product line, Garmin believes that its principal competitors are Nokia Oy, Telefon AB LM

Ericsson, Motorola, Benefon Oy, Siemens AG ("Siemens"), Sony Corporation ("Sony") and Samsung. For Garmin's GPS sensor board product lines, Garmin believes its principal competitors are Furuno, Koden, Trimble Navigation, Ltd., Thales, Motorola, Philips N.V. ("Philips") and SiRF Technology, Inc. For Garmin's automotive product lines, Garmin considers its principal competitors to be Thales, Alpine Electronics, Inc., Cobra, Denso KK, Visteon, the On-Star Division of General Motors Corporation, Navman, Xanavi Informatics Corporation, Robert Bosch GmbH, and Siemens. For Garmin's personal digital assistant product line, Garmin considers its principal competitors to be PalmOne, Inc., Sony, Hewlett-Packard Company, Dell Computer Corporation and Toshiba Corporation.

Research and Development

     Garmin's product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin's engineering and manufacturing teams. Garmin's products are created by its engineering and design staff, which numbered approximately 515 people worldwide as of December 31, 2003. Garmin's manufacturing staff includes manufacturing process engineers who work closely with Garmin's design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin's design staff includes industrial designers, as well as software engineers, electrical engineers and mechanical engineers. Garmin believes the industrial design of its products has played an important role in Garmin's success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

     Below is a table of Garmin's expenditures on research and development over the last three fiscal years.



                                                                Fiscal Years Ended
                                  -------------------------------------------------------------------------------
                                        December 27,               December 28,               December 29,
                                            2003                       2002                       2001
                                  -------------------------  -------------------------  -------------------------
(In thousands)
Research and development                  $43,706                    $32,163                    $28,164


Manufacturing and Operations

     Garmin believes that one of its core competencies is its manufacturing capability at both its Shijr, Taiwan facility and its Olathe, Kansas facility. Garmin believes that its vertically integrated approach has provided it the following benefits:

     Reduced time-to-market. Utilizing concurrent engineering techniques, Garmin's products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins. In this manner, Garmin attempts to reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Reducing time to market has enabled Garmin to offer several industry firsts, such as the Rino GPS-enabled Family Radio Service/General Mobile Radio Service two-way radio, the iQue 3600 portable digital assistant with integrated GPS and mapping and the GNS 430, which integrates traditional aviation navigation and communications systems with GPS in a single package.

     Design and process optimization. Garmin uses its manufacturing resources to rapidly prototype design concepts, products and processes in order to achieve higher efficiency, lower cost and better value for customers. Garmin's ability to fully explore product design and manufacturing process concepts has enabled it to optimize its designs to minimize size and weight in GPS devices that are functional, waterproof, and rugged.

     Logistical agility. Operating its own manufacturing facilities helps Garmin minimize problems, such as component shortages and long component lead times which are common in the electronics industry. Many products can be re-engineered to bypass component shortages or reduce cost and the new designs can quickly fill the distribution pipeline. Garmin reacts rapidly to changes in market demand by maintaining a safety stock of long-lead components and by rescheduling components from one product line to another.

     Garmin's design and manufacturing processes are certified to ISO 9001-2000, international quality standards developed by the International Organization for Standardization. Garmin's Taiwan manufacturing facility has also achieved QS 9000 quality certification, a quality standard for automotive suppliers. In addition Garmin's aviation panel-mount products are designed and manufactured according to processes which are approved and monitored by the FAA.

Materials

     Garmin purchases components for its products from a number of suppliers around the world. For certain components, Garmin relies on sole source suppliers. The failure of our suppliers to deliver components in sufficient quantities and in a timely manner could adversely affect our business.

Seasonality

     Our sales are subject to some seasonal fluctuation. Typically, sales of our consumer products are highest in the second quarter, due to increased demand during the spring and summer marine season, and in the fourth quarter, due to increased demand during the holiday buying season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

Backlog

     Our sales are generally of a consumer nature and there is a relatively short cycle between order and shipment. Therefore, we believe that backlog information is not material to the understanding of our business. We typically ship most orders within 72 hours of receipt.


Intellectual Property

     Garmin's success and ability to compete is dependent in part on its proprietary technology. Garmin relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 1, 2004, Garmin held 141 U.S. patents that expire at various dates no earlier than 2006. As of March 1, 2004, Garmin had 153 U.S. patent applications pending. Our U.S. patents do not create any patent rights in foreign countries and we do not hold any foreign patents. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Garmin's registered U.S. trademarks include: GARMIN; the GARMIN logo; the GARMIN globe design; the GARMIN "swoosh" design; APOLLO; BLUECHART; CITY SELECT; DCG; ETREX; ETREX CAMO; ETREX LEGEND; ETREX SUMMIT; ETREX VISTA; ETREX VENTURE; GNC; GPS II; GPS III; GPS V; GPSMAP; GUIDANCE BY GARMIN; IQUE; MAPSOURCE; METROGUIDE; NAVTALK; PERSONAL NAVIGATOR; RINO; SEE-THRU; STREETPILOT and TRACBACK. Our mark GARMIN and certain other trademarks have also been registered in selected foreign countries. Garmin's trademarks include FORERUNNER; FORETREX; G1000; GEKO; ION; QUE and WAAS ENABLED. Some of Garmin's patents and its registered trademarks and trademarks are owned by Garmin's subsidiaries, Garmin Corporation, Garmin International, Inc. and Garmin AT, Inc.

     Garmin believes that its continued success depends on the intellectual skills of its employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin's rights in its proprietary technologies.

     It is possible that Garmin's current patents, or patents which it may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that Garmin may not obtain issued patents for inventions it seeks to protect. It is also possible that Garmin may not develop proprietary products or technologies in the future that are patentable, or that any patent issued to Garmin may not provide it with any competitive advantages, or that the patents of others will preclude Garmin from manufacturing and marketing certain products. Legal protections afford only limited protection for Garmin's
technology.   Despite  Garmin's  efforts  to  protect  its  proprietary  rights, unauthorized parties may attempt to copy aspects of Garmin's products or to obtain and use information that Garmin regards as proprietary. Litigation may be necessary in the future to enforce Garmin's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any resulting litigation could result in substantial costs and diversion of Garmin's resources. Garmin's means of protecting its proprietary rights may not be adequate and Garmin's competitors may independently develop similar technology.


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


Environmental Matters

     Capital expenditures, earnings and the competitive position of Garmin have not been materially affected by compliance with federal, state and local environmental laws and regulations.


Employees

     As of December 31, 2003, Garmin had 2,021 full-time employees worldwide, of whom 997 were in the United States, 975 were in Taiwan and 49 were in the United Kingdom. None of Garmin's employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.


Item 2.  Properties

     Garmin International, Inc. and Garmin USA, Inc., occupy a 240,000 square foot facility on 41 acres in Olathe, Kansas, where all aviation panel-mount products are manufactured and Garmin products are warehoused, distributed, and supported for North, Central and South America. Garmin's subsidiary, Garmin Realty, LLC also owns an additional 46 acres of land on the Olathe site for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to this property which is leased to Garmin's subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin's subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

     Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon with a ground lease. This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 52,000 square foot facility and a 6,000 square foot aircraft hangar on this land. Garmin AT, Inc. plans to construct a 15,000 square foot expansion to its aircraft hangar in 2004.

     Garmin International, Inc. is constructing a 575,000 square foot expansion to its Olathe, Kansas facility. This building expansion is expected to be completed in 2004.

     Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 25,034 square foot aircraft hangar, flight test and certification facility on this land for use in development and certification of aviation products.

     Garmin's subsidiary, Garmin Corporation, owns a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin's consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin Corporation occupies 218,662 square feet at this facility and leases the remaining 30,664 square feet to third parties.

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


Item 3.  Legal Proceedings

     From time to time, Garmin may be involved in litigation relating to claims arising out of our operations. As of March 1, 2004, Garmin was not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2003.

Executive Officers and Significant Employees of the Company

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company's Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 4, 2004.

     Gary L. Burrell, age 66, has served as Co-Chairman of Garmin Ltd. since August 2000. He also served as Co-Chief Executive Officer of Garmin Ltd. from August 2000 to August 2002. He has been a director of Garmin Corporation since January 1990. He served as President of Garmin Corporation from January 1990 to December 1998. Mr. Burrell has also been Chairman of Garmin International, Inc. since March 2002, a director of Garmin International, Inc. since August 1990 and he served as President of Garmin International, Inc. from August 1990 to March 2002. Mr. Burrell has been Chairman of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. He served as President of Garmin USA, Inc. from December 2001 to March 2002. Mr. Burrell has been a director and Chairman of Garmin (Europe) Ltd. since 1992. Mr. Burrell was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and

President from July 1998 to December 2001. Mr. Burrell holds a BS degree in Electrical Engineering from Wichita State University and a MS degree in Electrical Engineering from Rensselaer Polytechnic Institute.

     Dr. Min H. Kao,  age 55, has served as  Co-Chairman  of Garmin  Ltd.  since
August 2000. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. Dr. Kao has been President of Garmin AT, Inc. and a director of Garmin AT, Inc. since August 2003. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. He has been a director of Garmin (Europe) Ltd. since 1992. Dr. Kao was a director of Garmin Foreign Sales Corporation from May 1998 to December 2001 and Vice President from July 1998 to December 2001. Dr. Kao holds Ph.D. and MS degrees in Electrical
Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

     Kevin S. Rauckman, age 41, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman has been Chief Financial Officer and Treasurer and a director of Garmin AT, Inc. since August 2003. Mr. Rauckman was a director and Treasurer of Garmin Foreign Sales Corporation from January 1999 to December 2001. Previously, Mr. Rauckman served as Director of Finance and in other finance capacities for one of Allied Signal's (now known as Honeywell International, Inc.) Aerospace units from May 1996 to January 1999 and served as Finance Manager with Unisys Corporation, a technology hardware and consulting services company, from June 1993 to April 1996. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

     Andrew R. Etkind, age 48, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Mr. Etkind has been General Counsel and Secretary of Garmin AT, Inc. since August 2003. He has been Secretary of Garmin (Europe) Ltd. since March 2001. Previously, Mr. Etkind served as Senior Attorney for Alumax Inc., a manufacturer of aluminum and aluminum products, from March 1996 to January 1998 and was Vice President, General Counsel and Secretary of Information Management Resources, Inc., a software systems development and consulting company, from July 1993 to February 1996. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

     Clifton A. Pemble, age 38, has been Director of Engineering of Garmin International, Inc. since 2002. Previously, he was Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has been a director of Garmin AT, Inc. since August 2003. Prior to joining Garmin, Mr. Pemble was a Software Engineer at Allied Signal (now known as Honeywell International, Inc.). Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

     Gary V. Kelley, age 57, has been Director of Marketing of Garmin International, Inc. since 1992 and has been a director of Garmin (Europe) Ltd. since 1993. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

     All executive officers are elected by and serve at the discretion of the Company's Board of Directors. None of the executive officers has an employment agreement with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. There is no family relationship among any of the executive officers. Dr. Min H. Kao is the brother of Ruey-Jeng Kao, who is a supervisor of Garmin Corporation, Garmin's Taiwan subsidiary. A supervisor serves as an ex-officio member of Garmin Corporation's Board of Directors.

                                     PART II


Item 5.  Market for the Company's Common Shares and Related Shareholder Matters

     The Company's common shares have traded on the Nasdaq National Market under the symbol "GRMN" since its initial public offering on December 8, 2000 (the "IPO"). As of March 1, 2004 there were 174 shareholders of record.

     The range of high and low closing sales prices of the Company's common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2003 and 2002 was as follows:


                                           Year Ended
                         December 27, 2003      December 28, 2002
                         -----------------------------------------------
                             High        Low        High         Low
                         -----------------------------------------------
First Quarter              $36.89     $28.08      $22.92      $18.76
Second Quarter             $50.26     $35.05      $24.19      $21.80
Third Quarter              $46.61     $36.25      $21.90      $18.10
Fourth Quarter             $56.01     $41.68      $30.33      $18.00


     One dividend has been paid since the IPO. The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2003 which was paid on December 15, 2003. The Board of Directors currently anticipates declaring and paying annual cash dividends in similar amounts in the future subject to continuation of favorable tax treatment for dividends, evaluation of the Company's level of earnings, balance sheet position and availability of cash.



Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 27, 2003 and December 28, 2002 and the selected consolidated statement of income data for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 were derived from the Company's audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 29, 2001, December 30, 2000, and December 25, 1999 and the selected consolidated statement of income data for the years ended December 30, 2000 and December 25, 1999 were derived from the Company's audited consolidated financial statements, not included herein.

     The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

                                                   Years ended (1)
                                             ----------------------------------------------------------------------------------
                                              Dec. 27, 2003   Dec. 28, 2002   Dec. 29, 2001    Dec. 30, 2000      Dec. 25, 1999
                                             ----------------------------------------------------------------------------------
                                                                (in thousands, except per share data)
Consolidated Statements of
Income Data:
    Net sales                                  $572,989         $465,144        $369,119        $345,741        $232,586
    Cost of goods sold                          242,448          210,088         170,960         162,015         105,654
                                             -----------     ------------    ------------     -----------     -----------
        Gross profit                            330,541          255,056         198,159         183,726         126,932

    Operating expenses:
        Selling, general and
              administrative                     59,835           45,453          38,709          32,669          27,063
        Research and development                 43,706           32,163          28,164          21,764          17,339
                                             -----------     ------------    ------------     -----------     -----------
    Total operating expenses                    103,541           77,616          66,873          54,433          44,402
                                             -----------     ------------    ------------     -----------     -----------

    Operating income                            227,000          177,440         131,286         129,293          82,530
    Other income, net (2), (3)                   (1,057)           5,294          20,749          11,629           1,602
                                             -----------     ------------    ------------     -----------     -----------
    Income before income taxes                  225,943          182,734         152,035         140,922          84,132

    Income tax provision                         47,309           39,937          38,587          35,259          19,965
                                             -----------     ------------    ------------     -----------     -----------
                      Net income               $178,634         $142,797        $113,448        $105,663         $64,167
                                             ===========     ============    ============     ===========     ===========

    Net income per share: (6)
                   Basic                          $1.65            $1.32           $1.05           $1.05           $0.64
                   Diluted                        $1.64            $1.32           $1.05           $1.05           $0.64
    Weighted average common
        shares outstanding:
                   Basic                        108,011          107,774         108,097         100,489         100,000
                   Diluted                      108,902          108,201         108,447         100,506         100,000

    Cash dividends per share (4)                  $0.50            $0.00           $0.00           $0.29           $0.13

Balance Sheet Data (at end of
Period):
    Cash and cash equivalents                  $274,329         $216,768        $192,842        $251,731        $104,079
    Marketable securities                       221,447          245,708         131,584               0               0
    Total assets                                856,945          705,888         538,984         463,347         250,090
    Total debt (5)                                    0           20,000          32,188          46,946          27,720
    Total stockholders' equity                  749,690          602,499         453,969         365,239         194,599

-------------------------------------------------------------------------------------------------------------------------


(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2) Other income, net mainly consists of interest income, interest expense and foreign currency gain (loss).
(3) Includes $6.7 million of foreign currency losses in 2003, $0.0 million, $11.6 million, and $7.0 million of foreign currency gains in 2002, 2001, and 2000 respectively, and $1.5 million of foreign currency losses in 1999.
(4) A cash dividend of $0.50 per share was paid on December 15, 2003 to share-holders of record on December 1, 2003. There were no cash dividends issued
     during 2002 or 2001.   Dividends paid in 2000 and 1999 are adjusted for
     the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000.
(5)  Total debt consists of notes payable and long-term debt.
(6) Net income per share in 2000 and 1999 are adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000.

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

     As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, the Company-Specific Trends and Risks. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We do not undertake to update any forward-looking statements in this Form 10-K.

     The Company's fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 2003, 2002 and 2001. Unless otherwise stated, all years and dates refer to the Company's fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

     Unless otherwise indicated, dollars are in thousands.


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

     Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 23% since 1996 and our net income has increased at a compounded annual growth rate of 34% since 1996. The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of UPS Aviation Technologies in 2003, and this acquisition had no significant impact on net income for that year.

     Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the New Taiwan Dollar. Minimal transactions of our European operations are now denominated in British Pounds Sterling or the Euro. We experienced $(6.7) million, $0.0 million, $11.6 million, $7.0 million, and $(1.5) million in foreign currency gains (losses) during fiscal years 2003, 2002, 2001, 2000, and 1999, respectively. To date, we have not entered into hedging transactions with the European Dollar, the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

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


Revenue Recognition

     The Company records estimated reductions to revenue for customer sales programs returns and incentive offerings including rebates, price protection, promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgements using historical experience and expectation of future conditions. Changes in these estimates could negatively affect the Company's operating results. These incentives are accrued for on a percentage of sales basis and reviewed periodically. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.


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

     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock Based Compensation

     The Company distributes a small number of stock options each year as part of the Company's compensation package for employees. Employees with certain levels of responsibility within the Company are eligible for stock option grants, but the granting of options is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation. Stock compensation plans are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements.


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


Gross Profit

     The most significant components of our cost of goods sold are raw materials, labor and depreciation. Raw material costs, which are our most significant cost item, have come down slightly as a percentage of sales in recent years, as we have negotiated lower raw material costs with our key suppliers. As a result, gross profit has improved somewhat as a percentage of sales when compared with prior years.

     In 2000, we experienced upward pricing pressures on our high technology components, but had offset those with efficiencies in our manufacturing processes. We did not experience significant pricing pressure on high technology components in fiscal 2001 and fiscal 2002. We experienced upward pricing pressures on our high technology components in late 2003, but offset much of those with efficiencies in our manufacturing processes. Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, both our Shijr, Taiwan and Olathe, Kansas manufacturing plants have experienced relatively low costs of manufacturing, compared to our competition. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe.

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

         o    travel and related costs; and

         o    occupancy and other overhead costs.

     Since we plan to increase market penetration in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to build increased brand awareness in the consumer marketplace, especially as we continue to develop new markets, such as automotive and personal digital assistants (PDA). We also intend to increase our customer call center support as our consumer segment continues to grow. Another cause of increased selling, general, and administrative costs is the continued implementation of an ORACLE Enterprise Resource Planning (ERP) system during fiscal 2004 and associated information system staffing needed to support ORACLE. We anticipate that these increased expenses could impact our financial results in fiscal 2004 and subsequent periods, although it is unclear at this point what the extent of this impact may be.

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


Customers

     No customer accounted for greater than 10% of our sales in the year ended December 27, 2003. Our top ten customers accounted for approximately 25% of net sales. We have experienced average sales days in our customer accounts receivable between 35 and 51 days since 1999. The average sales days in our customer accounts receivable was 51 days as of December 27, 2004.


Income Taxes

     We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 21% during 2003. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2008. The current Taiwan tax incentives for which Garmin has received approval will end in 2008. We plan on applying for additional incentives for years beyond 2008 based on capital investments we expect to make in the future. However, there can be no assurance that such tax incentives will be available indefinitely.


Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                              Fiscal Years Ended
                                           -------------------------------------
                                              Dec. 27,     Dec. 28,    Dec. 29,
                                                  2003         2002        2001
                                           -------------------------------------

Net sales                                       100.0%       100.0%      100.0%
Cost of goods sold                               42.3%        45.2%       46.3%
Gross profit                                     57.7%        54.8%       53.7%
Operating expenses:
     Selling, general and administrative         10.4%         9.8%       10.5%
     Research and development                     7.6%         6.9%        7.6%
Total operating expenses                         18.0%        16.7%       18.1%
Operating income                                 39.7%        38.1%       35.6%
Other income / (loss) , net                      (0.2%)        1.2%        5.6%
Income before income taxes                       39.5%        39.3%       41.2%
Provision for income taxes                        8.3%         8.6%       10.5%
Net income                                       31.2%        30.7%       30.7%

--------------------------------------------------------------------------------

     The following table sets forth our results of operations for each of our two segments through income before taxes during the period shown. For each line item in the table the total of the consumer and aviation segments' amounts equals the amount in the consolidated statements of income data included in Item 6.


                                                                      Fiscal Years Ended
                                           --------------------------------------------------------------------------
                                           December 27, 2003        December 28, 2002       December 29, 2001
                                            Consumer     Aviation    Consumer    Aviation     Consumer    Aviation

Net sales                                     $452,437     $120,552    $350,674    $114,470     $263,358    $105,761
Cost of goods sold                             199,284       43,164     166,130      43,958      130,836      40,124
                                           --------------------------------------------------------------------------

Gross profit                                   253,153       77,388     184,544      70,512      132,522      65,637
Operating expenses:
     Selling, general and administrative        47,113       12,722      35,114      10,339       29,018       9,691
     Research and development                   22,195       21,511      18,863      13,300       18,197       9,967
                                           --------------------------------------------------------------------------

Total operating expenses                        69,308       34,233      53,977      23,639       47,215      19,658
                                           --------------------------------------------------------------------------

Operating income                               183,845       43,155     130,567      46,873       85,307      45,979
Other income / (loss), net                      (1,144)          87       4,292       1,002       17,204       3,545
                                           --------------------------------------------------------------------------

Income before income taxes                    $182,701      $43,242    $134,859     $47,875     $102,511     $49,524

---------------------------------------------------------------------------------------------------------------------




Comparison of Fiscal Years Ended December 27, 2003 and December 28, 2002

Net Sales

                      ------------------------------------------------------------------------------------------------------
                                      2003                               2002                         Year over Year
                      ------------------------------------------------------------------------------------------------------
                                              % of                                % of
                          Net Sales         Net Sales         Net Sales        Net Sales        $ change        % change
                      -------------------------------------------------------------------------------------------------------

Consumer                       $452,437             79.0%          $350,674            75.4%        $101,763      29.0%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                        120,552             21.0%           114,470            24.6%           6,082      5.3%
-----------------------------------------------------------------------------------------------------------------------------
Total                          $572,989            100.0%          $465,144           100.0%        $107,845      23.2%
-----------------------------------------------------------------------------------------------------------------------------


     The increase in total net sales during fiscal 2003 was primarily due to the introduction of 16 new products and overall demand for our consumer products. Total consumer and aviation units sold increased 33.0% to 2,066,000 in 2003 from 1,557,000 in 2002. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

     The Company's revenues are seasonal, with the fiscal second and fourth quarter revenues meaningfully higher than the first and third fiscal quarters. The revenue increase in second quarter is primarily attributable to the onset of the marine selling season and secondarily Father's Day purchases, and the revenue increase in the fourth quarter is primarily attributable to the traditional holiday selling season. Revenues can also be impacted in any given quarter by the timing of new product introductions.

     The increase in net sales to consumers was primarily due to the introduction of 16 new consumer products and overall demand for our consumer products as total units sold were up 33%. It is management's belief that the continued demand for the Company's consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

     The increase in aviation sales for fiscal 2003 was primarily due to increased sales from panel mount products sold into the retrofit market and sales from UPS Aviation Technologies (now Garmin AT, Inc.), which was acquired during the third quarter of 2003. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

                      ------------------------------------------------------------------------------------------------------
                                      2003                                2002                         Year over Year
                      -------------------------------------------------------------------------------------------------------
                            Gross             % of              Gross             % of
                           Profit           Net Sales          Profit          Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------

Consumer                       $253,153             56.0%          $184,544            52.6%         $68,609      37.2%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         77,388             64.2%            70,512            61.6%           6,876      9.8%
-----------------------------------------------------------------------------------------------------------------------------
Total                          $330,541             57.7%          $255,056            54.8%         $75,485      29.6%
-----------------------------------------------------------------------------------------------------------------------------


     The increase in gross profit is primarily attributed to the introduction of 16 new products and overall demand for our consumer products. The improvement in gross margin was primarily due to the introduction of new higher margin products, improved manufacturing efficiencies on many of the new products introduced throughout the year, and reductions of certain material costs early in the fiscal year. The Company experienced upward pricing pressure on certain raw materials components in the latter part of 2003. It is unclear at this point if this pricing pressure will abate or continue in 2004.

     The increase in consumer gross margin is primarily attributed to the introduction of 16 new consumer products and overall demand for our consumer products.

     The increase in aviation gross profit is primarily due to improved product mix within our OEM and retrofit products partially offset by certain lower gross profit margin products as a result of the acquisition of UPS Aviation Technologies.


Selling, General and Administrative Expenses


                      ------------------------------------------------------------------------------------------------------
                                     2003                                2002                        Year over Year
                      ------------------------------------------------------------------------------------------------------
                                                Selling,            % of            Selling,            % of
                        Gen. & Admin.       Net Sales       Gen. & Admin.      Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------

Consumer                        $47,113             10.4%           $35,114            10.0%         $11,999      34.2%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         12,722             10.6%            10,339             9.0%           2,383      23.0%
-----------------------------------------------------------------------------------------------------------------------------
Total                           $59,835             10.4%           $45,453             9.8%         $14,382      31.6%
-----------------------------------------------------------------------------------------------------------------------------

     The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of approximately 300 non-engineering employees), significantly increased advertising costs (up 32%) associated primarily with consumer products, ORACLE software implementation costs, and additional staffing in our customer call center. In the past, selling, general and administrative expenses increased at a lower rate than revenues due to strong demand for newly introduced and existing consumer products. Management expects that in spite of strong demand for our products, selling, general and administrative expenses will remain flat or increase slightly as a percentage of sales during fiscal 2004.


Research and Development Expenses

                      -----------------------------------------------------------------------------------------------------
                                      2003                                2002                        Year over Year
                      -----------------------------------------------------------------------------------------------------
                          Research            % of            Research            % of
                        & Development       Net Sales       & Development      Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------

Consumer                        $22,195              4.9%           $18,863             5.4%          $3,332      17.7%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         21,511             17.8%            13,300            11.6%           8,211      61.7%
-----------------------------------------------------------------------------------------------------------------------------
Total                           $43,706              7.6%           $32,163             6.9%         $11,543      35.9%
-----------------------------------------------------------------------------------------------------------------------------

     The increase in research and development expense was primarily attributable to the addition of 50 UPS Aviation Technologies engineering associates to our aviation research and development team and the addition of 100 new engineers to our research and development teams during fiscal 2003. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products.

Management expects that its research and development expenses will increase approximately 20% to 25% during fiscal 2004 on an absolute dollar basis due to the anticipated introduction of approximately 45 new products for fiscal 2004. Management expects to continue to invest in the research and development of new products and technology in order to maintain the Company's competitive advantage in the markets in which it competes.


Other Income (Expense)

                                        ------------------------------------
                                              2003              2002
----------------------------------------------------------------------------
Interest Income                                    $7,473            $6,466
----------------------------------------------------------------------------
Interest Expense                                     (534)           (1,329)
----------------------------------------------------------------------------
Foreign Currency Exhange                           (6,699)               11
----------------------------------------------------------------------------
Other                                              (1,297)              146
----------------------------------------------------------------------------
Total                                             ($1,057)           $5,294
----------------------------------------------------------------------------


     Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income was significantly lower in fiscal 2003, relative to fiscal year 2002, with the majority of this difference caused by foreign currency losses in 2003. Interest income for fiscal 2003 increased due to larger cash and marketable securities balances during the year, increasing the returns on the Company's cash and cash equivalents. Interest expense decreased 60% for fiscal 2003 relative to fiscal 2002, due primarily to the retirement of $20 million of outstanding long-term debt during fiscal 2003.

     During fiscal 2003 the Company experienced foreign currency exchange losses of $6.7 million, as the U.S. Dollar weakened versus the New Taiwan Dollar (34.05 NTD/USD) relative to the end of fiscal 2002 (34.90 NTD/USD). During fiscal 2002 the Company's position was neutral with regard to foreign currency exchange gains and losses, and the U.S. Dollar was at approximately the same level at the beginning of 2002 relative to the New Taiwan Dollar ($35.17 NTD/USD) as it was at the end of fiscal 2002 ($34.90 NTD/USD).


Income Tax Provision

     Income tax expense increased by $7.4 million, to $47.3 million, for fiscal year 2003 from $39.9 million for fiscal year 2002 due to our higher taxable income. The effective tax rate was 20.9% for fiscal 2003 versus 21.9% for fiscal 2002. The decrease in tax rate is due primarily to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities there. Management believes that the effective tax rate for fiscal 2004 will be comparable to fiscal 2003. The actual effective tax rate will be dependent upon the production volume and additional capital investments made during fiscal 2004.


Net Income

     As a result of the various factors noted above, net income increased 25.1% to $178.6 million for fiscal year 2003 compared to $142.8 million for fiscal year 2002.

Comparison of Fiscal Years Ended December 28, 2002 and December 29, 2001

Net Sales

                      -------------------------------------------------------------------------------------------------------
                            2002                                2001                                 Year over Year
                      -------------------------------------------------------------------------------------------------------
                                              % of                                % of
                          Net Sales         Net Sales         Net Sales        Net Sales        $ change        % change
                      -------------------------------------------------------------------------------------------------------

Consumer                       $350,674             75.4%          $263,358            71.3%         $87,316      33.2%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                        114,470             24.6%           105,761            28.7%           8,709      8.2%
-----------------------------------------------------------------------------------------------------------------------------
Total                          $465,144            100.0%          $369,119           100.0%         $96,025      26.0%
-----------------------------------------------------------------------------------------------------------------------------


     The increase in net sales during fiscal 2002 was primarily due to the introduction of 22 new products and overall demand for our consumer products. Total consumer and aviation units sold increased 17.0% to 1,557,000 in 2002 from 1,331,000 in 2001. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

     The increase in consumer net sales was primarily due to the introduction of 18 new consumer products and overall demand for our consumer products as total units sold were up 17.1%. It is management's belief that the continued demand for the Company's consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

     The increase in aviation net sales for fiscal 2002 was primarily due to the introduction of four new products, increased penetration into the OEM market, and significant reductions of the restrictions placed on general aviation following the events of September 11, 2001. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.


Gross Profit

                      -------------------------------------------------------------------------------------------------------
                            2002                                2001                                 Year over Year
                      -------------------------------------------------------------------------------------------------------
                            Gross             % of              Gross             % of
                           Profit           Net Sales          Profit          Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------
Consumer                       $184,544             52.6%          $132,522            50.3%         $52,022      39.3%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         70,512             61.6%            65,637            62.1%           4,875      7.4%
-----------------------------------------------------------------------------------------------------------------------------
Total                          $255,056             54.8%          $198,159            53.7%         $56,897      28.7%
-----------------------------------------------------------------------------------------------------------------------------

     The increase in gross profit is primarily attributed to the introduction of 22 new products and overall demand for our consumer products. The improvement in gross margin was primarily due to the introduction of new higher margin products, improved manufacturing efficiencies on many of the new products introduced throughout the year, and a reduction of material costs.

     The increase in the consumer segment gross profit is primarily attributed to the introduction of 18 new consumer products and overall demand for our consumer products.

     The increase in the aviation segment gross profit is primarily due to the increase in revenues associated with the introduction of four new aviation products, increased penetration into the OEM market, and a return to less restricted airspace for general aviation aircraft. The decrease in gross margin as a percentage of net revenues for the aviation segment is primarily attributed to product mix as we experienced a 19.4% increase in lower margin panel mount unit sales during 2002 when compared to 2001.

Selling, General and Administrative Expenses


                      -------------------------------------------------------------------------------------------------------
                            2002                                2001                                 Year over Year
                      -------------------------------------------------------------------------------------------------------
                          Selling,            % of            Selling,            % of
                        Gen. & Admin.       Net Sales       Gen. & Admin.      Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------
Consumer                        $35,114             10.0%           $29,018            11.0%          $6,096      21.0%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         10,339              9.0%             9,691             9.2%             648      6.7%
-----------------------------------------------------------------------------------------------------------------------------
Total                           $45,453              9.8%           $38,709            10.5%          $6,744      17.4%
-----------------------------------------------------------------------------------------------------------------------------



     The increase in selling, general, and administrative expense was primarily attributable to increases in employment generally across the organization (net increase of 146 employees), increased advertising costs (up 13.3%) associated primarily with new product releases, additional staffing in the customer call center, and increases in insurance premiums. Overall, selling, general and administrative expenses increased at a lower rate than revenues due to strong demand for newly introduced and existing consumer products.


Research and Development Expenses


                     --------------------------------------------------------------------------------------------------------
                            2002                                2001                                 Year over Year
                     --------------------------------------------------------------------------------------------------------
                          Research            % of            Research            % of
                        & Development       Net Sales       & Development      Net Sales        $ change        % change
-----------------------------------------------------------------------------------------------------------------------------
Consumer                        $18,863              5.4%           $18,197             6.9%            $666      3.7%
-----------------------------------------------------------------------------------------------------------------------------
Aviation                         13,300             11.6%             9,967             9.4%           3,333      33.4%
-----------------------------------------------------------------------------------------------------------------------------
Total                           $32,163              6.9%           $28,164             7.6%          $3,999      14.2%
-----------------------------------------------------------------------------------------------------------------------------

     The increase in research and development expense during fiscal 2002 was primarily attributable to the development and introduction of 22 new products, and the addition of 67 new engineers to our staff. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products.


Other Income (Expense)

                                        ------------------------------------
                                              2002              2001
----------------------------------------------------------------------------
Interest Income                                    $6,466           $11,164
----------------------------------------------------------------------------
Interest Expense                                   (1,329)           (2,174)
----------------------------------------------------------------------------
Foreign Currency Exhange                               11            11,573
----------------------------------------------------------------------------
Other                                                 146               186
----------------------------------------------------------------------------
Total                                              $5,294           $20,749
----------------------------------------------------------------------------

     The majority of the difference between 2001 and 2002 was caused by foreign currency gains in 2001. Interest income for fiscal 2002 decreased relative to fiscal 2001 due to the fall in interest rates, reducing the returns on the Company's cash and cash equivalents. Interest expense decreased from fiscal 2001 to fiscal 2002 due primarily to the reduction of debt and a lower interest rate environment during fiscal 2002.

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

Income Tax Provision

     Income tax expense increased by $1.3 million, to $39.9 million, for fiscal year 2002 from $38.6 million for fiscal year 2001 due to our higher taxable income. The effective tax rate was 21.9% for fiscal 2002 versus 25.4% for fiscal 2001. The decrease in tax rate is due primarily to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities there.


Net Income

     As a result of the above, net income increased 25.9% to $142.8 million for fiscal year 2002 compared to $113.4 million for fiscal year 2001.


Liquidity and Capital Resources

     Net cash generated by operations was $175.2 million, $175.4 million, and $130.0 for fiscal years 2003, 2002, and 2001, respectively. We operate with a customer oriented approach and seek to maintain sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand. We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We significantly increased our raw material inventories in late 2003 in anticipation of new product releases in the first half of 2004 and also as a response to the significant increase in the lead-time of high dollar components such as LCD's and flash memory. In addition, we prefer to have sufficient finished goods on hand to meet anticipated demand for our products. Finished goods inventory levels also continued to grow gradually as a function of our growing sales. We were able to reduce inventory levels during fiscal year 2002 by $3.6 million when compared to fiscal year end 2001, without impairing our ability to meet customer demand, by effectively managing the introduction of 22 new products during the year. We expect that inventory levels may decrease during the latter half of fiscal 2004 as raw materials inventories are consumed during the manufacture and delivery of new products in the first half of 2004.

     Capital expenditures in 2003 totaled $32.8 million, an increase of $20.4 million over fiscal 2002. This increase in 2003 was primarily attributable to the initiation of expansion of our Olathe, Kansas facility ($17 million) and maintenance capital expenditures ($3.4 million). During fiscal 2002, our capital expenditures totaled $12.4 million. The expenditures in fiscal 2002 were primarily related to general corporate purposes ($9.8 million) and the addition of surface-mount production equipment in both the Olathe, Kansas and Shijr, Taiwan facilities ($2.6 million).

     We have budgeted approximately $60 million of capital expenditures during fiscal 2004 to include construction costs related to the completion of our facilities expansion in Olathe, Kansas and purchases of production machinery and equipment to expand capacity in the Shijr, Taiwan facility.

     In addition to capital expenditures, in 2003 cash flow used in investing relates to the $38.2 million acquisition of UPS Aviation Technologies (renamed Garmin AT), the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $2.3 million of intangible assets. The Company's average return on its investments during fiscal 2003 was approximately 1.5%. In 2002, cash flow used in investing principally related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $13.5 million related to the purchase of licenses, of which $11.5 million consists of prepaid royalties under our license agreement with PalmSource, Inc. for the Palm Operating System. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average return on its investments during fiscal year 2002 was approximately 1.6%.

     Cash flow used in financing activities during 2003 relates primarily to the payment of a dividend ($54.0 million), and reduction of our debt ($20.0 million). The Company retired approximately $20.0 million of long-term debt during fiscal 2003, which represented the remainder of an outstanding issue of industrial revenue bonds. The employee stock option exercises and employee stock purchase plan purchases generated a $4.3 million source of cash in 2003. Cash flow used in financing activities during 2002 relates primarily to the reduction of our debt. The Company retired approximately $12.2 million of its long-term debt during fiscal 2002, consisting in good part of an outstanding issue of industrial revenue bonds. The employee stock purchase plan and stock option exercises were a $2.1 million source of cash in 2002. During 2001, the Company repurchased 595,200 shares of its common shares under its stock repurchase program that was approved by the Board of Directors on September 24, 2001 and expired on December 31, 2002.

     We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

     Cash dividends paid to shareholders were $54.0 million, $0.0 million, $0.0 million, and $29.0 million during fiscal years 2003, 2002, 2001 and 2000, respectively. Included in cash dividends for fiscal 2000 was a special one-time dividend of $17.4 million that was paid in order to provide funds to shareholders to pay withholding taxes and stock transfer taxes related to the reorganization of Garmin Corporation.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2004.


Contractual Obligations and Commercial Commitments

     On March 23, 2000, Garmin International, Inc. completed a $20.0 million 20-year Taxable Industrial Revenue Bond issuance (the "2000 Bonds") for the expansion of its Olathe, Kansas facility. During May of fiscal 2003, these outstanding bonds were retired by Garmin International, Inc. for a total of $20.0 million.

     On January 1, 1995, Garmin International, Inc. completed a $9.5 million 30-year Tax-Exempt Industrial Revenue Bond issuance for the construction of its new corporate headquarters located in Olathe, Kansas. Upon completion of the project in 1996, Garmin International retired bonds totaling $0.1 million. During May of fiscal 2002, the remainder of the outstanding bonds were retired by Garmin International, Inc. for a total of $9.4 million.

     We utilize interest rate swap agreements from time to time to manage interest rate exposure. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates. We, as a matter of policy, do not speculate in financial markets and therefore do not hold these contracts for trading purposes.

     Future payments due from the Company, as of December 27, 2003, aggregated by type of contractual obligation, are:


                                                   Payments due by period
                                 -----------------------------------------------------------
                                              Less than                          More than
Contractual Obligations             Total      1 year     1-3 years  3-5 years    5 years
--------------------------------------------------------------------------------------------
Long-Term Debt                        -           -           -          -           -
Capital Lease Obligations             -           -           -          -           -
Operating Leases                   $15,189      $107        $602        $602      $13,878
Purchase Obligations               $60,013     $60,013       $0          $0         $0
Other Long-Term Liabilities           -           -           -          -           -
                                 -----------------------------------------------------------
         Total                     $75,202     $60,120      $602        $602      $13,878



     Operating Leases describes a lease obligation associated with the Garmin Europe facility in the United Kingdom and a lease obligation associated with Garmin AT. Purchase obligations are the aggregate of those purchase orders that were outstanding on December 27, 2003; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.


Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. Since the Company uses the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", the accounting policies note includes a tabular presentation of pro forma net income and earnings per share using the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation". Also, SFAS No. 148 permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods -- the prospective method, the modified prospective method, or the retroactive restatement method. Finally, SFAS No. 148 requires the Company to make interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The expanded annual disclosure requirements and the transition provisions were effective for the Company's fiscal year 2002. The new interim period disclosures were required in the Company's financial statements for interim periods beginning in the first quarter of fiscal 2003. This statement did not have a material impact on the Company's results of operations or financial condition.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The objective of this statement is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets by requiring the fair value of a liability for the asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recognized, the asset retirement costs should also be capitalized by increasing the carrying amount of the related long-lived asset. The liability is then accreted to its present value each period and the capitalized costs are depreciated over the useful life of the associated asset. This statement is effective for fiscal years beginning after June 15, 2002, and did not have a material impact on our financial statements.

     At its November 2002 meeting, the EITF reached a consensus on Issue 00-21 "Accounting for Revenue Arrangements with Multiple Deliverable", which provides a model to be used, in the context of a multiple-deliverable revenue arrangement, in determining (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and, if so, (c) how the arrangement consideration should be allocated to the separate units of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods (annual or interim) beginning after June 15, 2003, with earlier adoption permitted. Companies also are permitted to adopt Issue 00-21 by reporting the change in accounting as a cumulative effect adjustment in accordance with APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the Company that has the controlling financial interest.
Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will become effective for the Company on March 31, 2004 for variable interest entities created prior to December 31, 2003. We do not expect the adoption of Interpretation No. 46 to have a material impact on our results of operations or financial condition.


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

     The Global Positioning System is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 13 years.

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

     The shut down of U.S. airspace following September 11, 2001 caused reduced sales of our general aviation products and delays in the shipment of our products manufactured in our Taiwan manufacturing facility to our distribution facility in Olathe, Kansas, thereby adversely affecting our ability to supply new and existing products to our dealers and distributors.

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

     If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. We have previously experienced delays in shipping certain of our products and any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.


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

     We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components we use are from sole source suppliers. Certain application-specific integrated circuits incorporating our proprietary designs are manufactured for us by sole source suppliers. Alternative sources may not be currently available for these sole source components.

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


Failure to manage our growth and expansion effectively could adversely impact our business.

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

     Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain our market position may be difficult. For example, in some recent years there has been a nationwide shortage of qualified electrical engineers and software engineers who are necessary for us to design and develop new products and therefore, it has sometimes been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.


Our sales and gross margins for our products may fluctuate or erode.

     Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product's life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our customers' products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected. As we introduce new product lines that serve personal digital assistant ("PDA"), and original equipment manufacturer automotive and sensor board applications, we may experience a decline in our overall gross margins from sales of these potentially high volume but low margin product lines.


Our quarterly operating results are subject to fluctuations and seasonality.

     Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If this occurs, the price of our stock would likely decline. As we expand our operations, our operating expenses, particularly our sales, marketing and research and development costs, may increase as a percentage of our sales. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be negatively affected.

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


Our quarterly financial statements will reflect fluctuations in foreign currency translation.

     Our Taiwan subsidiary holds, and is expected to continue to hold, significant cash, cash equivalents, and marketable securities. Because the U.S. Dollar is the primary currency for our business and in order to substantially reduce the economic consequence of any variation in the exchange rate for the U.S. Dollar and the New Taiwan Dollar on these assets, management expects that the Taiwan subsidiary will continue to hold the majority of these assets in U.S. Dollar or U.S. Dollar denominated instruments. Nonetheless, U.S. GAAP requires the Company at the end of each accounting period to translate into New Taiwan dollars all such U.S. dollar denominated assets held by our Taiwan subsidiary. This translation is required because the New Taiwan Dollar is the functional currency of the subsidiary. This U.S. GAAP-mandated translation will cause us to recognize gain or loss on our financial statements as the New Taiwan dollar/U.S. dollar exchange rate varies. Such gain or loss will create variations in our earnings per share. Because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on the Company's operating performance before the impact of the foreign currency translation.


If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

     The markets for our products are highly competitive and we expect competition to increase in the future. Many of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.


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

     Third parties may claim that we are infringing their intellectual property rights. Such claims could have a serious adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.


Failure to obtain required certifications of our products on a timely basis could harm our business.

     We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, Federal Aviation Administration ("FAA") certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent required, certification is an expensive and time consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, therefore, our operating results. In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.


Our business is subject to economic, political and other risks associated with international sales and operations.

     Our business is subject to risks associated with doing business internationally. We estimate that approximately 29% of our net sales in the fiscal year ended December 27, 2003 represented products shipped to international destinations. Accordingly, our future results could be harmed by a variety of international factors, including:

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

     We are a Cayman Islands company and a substantial portion of our assets are located outside the United States, particularly in Taiwan. As a result, it may be difficult for you to effect service of process within the United States upon us. In addition, there is uncertainty as to whether the courts of the Cayman Islands or Taiwan would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands or Taiwan against us predicated upon the securities laws of the United States or any state thereof.


Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

     Our corporate affairs are governed by our Memorandum and Articles of Association and by the Companies Law (2003 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, our public shareholders may have more difficulty in protecting their interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.


We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, complete and integrate such transactions.

     We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into any strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. In August 2003, we acquired UPS Aviation Technologies, Inc. We currently have no commitments to make any material investments or acquisitions, or to enter into strategic partnerships. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

     Any future acquisition could result in difficulties assimilating acquired operations and products and diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

     As of March 1, 2004 members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 45% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.


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

         Foreign Currency Exchange Rate Risk

     The operation of the Company's subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because, until recently, the Taiwan Dollar has proven to be relatively stable. However, periodically we have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

     The principal currency involved is the New Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary's cash in U.S. dollars. As discussed above, the Taiwan dollar/U.S. dollar exchange rate can be volatile. The exchange rate decreased 3.0% during 2003 and resulted in a foreign currency loss of $6.7 million. While the net effect of foreign currency moves in fiscal 2002 was neutral, there were significant shifts in the exchange rate throughout 2002. The exchange rate increased 6.5% during 2001 and resulted in a foreign currency gain of $11.6 million. If the exchange rate decreased by a similar percentage, a comparable foreign currency loss would be recognized. A 10% positive or negative change in the US dollar exchange rate versus the New Taiwan Dollar would have resulted in a foreign currency gain of $22.1 million (positive 10% change) or a foreign currency loss of $22.1 million (negative 10% change) during 2003.


         Interest Rate Risk

     As of December 27, 2003, we have no outstanding long-term debt, and therefore no debt-related interest rate risk. Upon retiring the industrial revenue bond issue during 2003 as described above, Garmin International, Inc. also terminated two interest rate swap agreements, one with a $10.0 million notional amount and another with a $5.0 million notional amount at a cost of $0.6 million. The Company's average outstanding debt during fiscal 2003 was approximately $10 million. The average interest rate on debt during fiscal 2003 was 3.5%.

     At December 27, 2003, the Company is exposed to interest rate risk in connection with its investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 27, 2003, unrealized gains on those securities were $2.8 million.

Item 8.  Financial Statements and Supplementary Data



                        CONSOLIDATED FINANCIAL STATEMENTS

                          Garmin Ltd. and Subsidiaries
     Years Ended December 27, 2003, December 28, 2002, and December 29, 2001




                                    Contents

Report of Independent Auditors................................................40

Consolidated Balance Sheets at December 27, 2003 and December 28, 2002........41
Consolidated Statements of Income for the Years Ended December 27, 2003,
   December 28, 2002, and December 29, 2001...................................42
Consolidated Statements of Stockholders' Equity for the Years Ended
   December 27, 2003, December 28, 2002, and December 29, 2001................43
Consolidated Statements of Cash Flows for the Years Ended December 27, 2003,
   December 28, 2002, and December 29, 2001...................................44
Notes to Consolidated Financial Statements....................................46

                         Report of Independent Auditors



The Board of Directors and Stockholders
Garmin Ltd.


     We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries (the Company) as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 27, 2003 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                         /s/ Ernst & Young LLP


Kansas City, Missouri
January 30, 2004

                      Garmin Ltd. And Subsidiaries

                       Consolidated Balance Sheets
                (In thousands, except share information)




                                                                           December 27,          December 28,
                                                                               2003                  2002
                                                                          -------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                  $274,329              $216,768
     Marketable securities (Note 3)                                               53,127               113,336
     Accounts receivable, less allowance for doubtful accounts of
        $3,576 in 2003 and $3,153 in 2002                                         82,718                58,278
     Inventories, net                                                             96,794                57,507
     Deferred income taxes (Note 7)                                               26,812                22,620
     Prepaid expenses and other current assets                                     6,148                 4,490
                                                                          ---------------       ---------------
Total current assets                                                             539,928               472,999

Property and equipment (Note 5)
     Land and improvements                                                        21,168                20,517
     Building and improvements                                                    59,044                33,952
     Office furniture and equipment                                               22,437                15,086
     Manufacturing equipment                                                      21,146                18,920
     Engineering equipment                                                        19,880                15,730
     Vehicles                                                                      2,424                 2,286
                                                                          ---------------       ---------------
                                                                                 146,099               106,491
     Accumulated depreciation                                                     41,315                32,051
                                                                          ---------------       ---------------
                                                                                 104,784                74,440

Restricted cash (Note 5)                                                           1,602                 1,598
Marketable securities (Note 3)                                                   168,320               132,372
License agreements, net                                                           14,966                19,370
Other intangible assets                                                           27,345                 5,109
                                                                          ---------------       ---------------
Total assets                                                                    $856,945              $705,888
                                                                          ===============       ===============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                            $40,671               $32,446
     Salaries and benefits payable                                                 4,792                 4,178
     Accrued warranty costs                                                        8,399                 5,949
     Accrued sales program costs                                                   4,461                 4,752
     Other accrued expenses (Note 8)                                               7,165                 8,000
     Income taxes payable                                                         38,946                25,853
                                                                          ---------------       ---------------
Total current liabilities                                                        104,434                81,178

Long-term debt (Note 4)                                                                -                20,000
Deferred income taxes (Note 7)                                                     2,821                 2,211

Stockholders' equity:
     Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 500,000,000 shares authorized
        (Notes 12 and 13):
          Issued and outstanding shares - 108,166,000 in 2003, and
                   107,919,766 in 2002                                             1,082                 1,080
     Additional paid-in capital                                                  104,022               129,431
     Retained earnings (Note 2)                                                  663,604               507,884
     Accumulated other comprehensive loss                                        (19,018)              (35,896)
                                                                          ---------------       ---------------
Total stockholders' equity                                                       749,690               602,499
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                      $856,945              $705,888
                                                                          ===============       ===============


See accompanying notes.

                                            Garmin Ltd. And Subsidiaries

                                          Consolidated Statements of Income
                                    (In Thousands, Except Per Share Information)



                                                                                 Fiscal Year Ended
                                                    ------------------------------------------------------------------
                                                     December 27,             December 28,              December 29,
                                                         2003                     2002                      2001
                                                    ------------------------------------------------------------------

Net sales                                                 $572,989                  $465,144                 $369,119
Cost  of goods sold                                        242,448                   210,088                  170,960
                                                    ---------------          ----------------          ---------------
Gross profit                                               330,541                   255,056                  198,159

Selling, general and administrative expenses                59,835                    45,453                   38,709
Research and development expense                            43,706                    32,163                   28,164
                                                    ---------------          ----------------          ---------------
                                                           103,541                    77,616                   66,873
                                                    ---------------          ----------------          ---------------
Operating income                                           227,000                   177,440                  131,286

Other income (expense):
     Interest income                                         7,473                     6,466                   11,164
     Interest expense                                         (534)                   (1,329)                  (2,174)
     Foreign currency                                       (6,699)                       11                   11,573
     Other                                                  (1,297)                      146                      186
                                                    ---------------          ----------------
                                                            (1,057)                    5,294                   20,749
                                                    ---------------          ----------------          ---------------
Income before income taxes                                 225,943                   182,734                  152,035

Income tax provision (benefit):
     Current                                                51,514                    40,510                   40,610
     Deferred                                               (4,205)                     (573)                  (2,023)
                                                    ---------------          ----------------          ---------------
                                                            47,309                    39,937                   38,587
                                                    ---------------          ----------------          ---------------
Net income                                                $178,634                  $142,797                 $113,448
                                                    ===============          ================          ===============

Basic net income per share (Note 12)                         $1.65                     $1.32                    $1.05
                                                    ===============          ================          ===============
Diluted net income per share (Note 12)                       $1.64                     $1.32                    $1.05
                                                    ===============          ================          ===============




See accompanying notes.

                                       Garmin Ltd. And Subsidiaries

                             Consolidated Statements of Stockholders' Equity
                               (In Thousands, Except Per Share Information)


                                                                                   Accumulated
                                                           Additional                 Other
                                         Common Stock       Paid-In    Retained   Comprehensive
                                    -----------------------
                                      Shares     Dollars    Capital    Earnings       Loss           Total
                                    -----------------------------------------------------------------------

Balance at December 30, 2000           108,242      $1,082   $133,925    $253,140      ($22,908)  $365,239
   Net income                                -           -          -     113,448             -    113,448
   Translation adjustment                    -           -          -           -       (15,519)   (15,519)
   Adjustment related to effective
      portion of cash flow hedges,
      net of income tax effects of
      $579                                   -           -          -           -          (900)      (900)
                                                                                                -----------
            Comprehensive income                                                                    97,029
   Issuance of common stock
       from exercise of stock options        5           1         70           -             -         71
   Issuance of common stock
      through stock purchase plan          123           1      1,463           -             -      1,464
   Purchase and retirement of
      common stock                        (595)         (6)    (8,327)     (1,501)            -     (9,834)
                                    -----------------------------------------------------------------------
Balance at December 29, 2001           107,775       1,078    127,131     365,087       (39,327)   453,969
   Net income                                -           -          -     142,797             -    142,797
   Translation adjustment                    -           -          -           -         2,456      2,456
   Adjustment related to effective
      portion of cash flow hedges,
      net of income tax effects of
      $170                                   -           -          -           -           263        263
   Adjustment related to
      unrealized gains on
      available-for-sale securities,
      net of income tax effects of
      $455                                    -           -          -           -           712        712
                                                                                                -----------
          Comprehensive income                                                                     146,228
   Issuance of common stock from
      exercise of stock options             74           1      1,252           -             -      1,253
   Issuance of common stock through
      stock purchase plan                   70           1      1,048           -             -      1,049
                                    -----------------------------------------------------------------------
Balance at December 28, 2002           107,919       1,080    129,431     507,884       (35,896)   602,499
   Net income                                -           -          -     178,634             -    178,634
   Translation adjustment                    -           -          -           -        15,006     15,006
   Adjustment related to effective
      portion of cash flow hedges
      less reclassification
      adjustment, net of income tax
      effects of $408                        -           -          -           -           638        638
   Adjustment related to unrealized
      gains (losses) on available-
      for-sale securities, net of
      income tax effects of $357             -           -          -           -         1,234      1,234
                                                                                                -----------
            Comprehensive income                                                                   195,512
   Dividends paid ($0.50 per share)          -           -    (31,126)    (22,914)            -    (54,040)
   Tax benefit from exercise of employee
       stock options                         -           -      1,458           -             -      1,458
   Issuance of common stock from
       exercise of stock options           176           2      2,454           -             -      2,456
   Issuance of common stock through
       stock purchase plan                  71           -      1,805           -             -      1,805
                                    -----------------------------------------------------------------------
Balance at December 27, 2003           108,166      $1,082   $104,022    $663,604      ($19,018)  $749,690
                                    =======================================================================

See accompanying notes.

                          Garmin Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                       Fiscal Year Ended
                                                                    --------------------------------------------------------
                                                                     December 27,         December 28,        December 29,
                                                                         2003                 2002                2001
                                                                    --------------------------------------------------------
Operating Activities:
Net income                                                                $178,634             $142,797            $113,448
Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                         10,216                8,279               7,341
       Amortization                                                          9,888                7,852               3,527
       (Gain) Loss on sale of property and equipment                            61                   (7)                 23
       Provision for doubtful accounts                                         600                  941               1,137
       Provision for obsolete and slow-moving inventories                    6,574                  688               4,000
       Foreign currency translation gains/losses                            10,015                  600              (5,593)
       Deferred income taxes                                                (4,205)                (573)             (2,023)
       Changes in operating assets and liabilities, net of acquisition:
             Accounts receivable                                           (21,982)             (10,854)            (17,894)
             Inventories                                                   (36,102)               3,173              22,958
             Prepaid expenses and other current assets                      (1,590)              (1,568)               (447)
             Accounts payable                                                6,324               13,604              (2,657)
             Accrued expenses                                                  735                9,716              (1,016)
             Income taxes payable                                           15,912                  760               7,187
             Other assets                                                      100                    -                   -
                                                                    ---------------      ---------------     ---------------
Net cash provided by operating activities                                  175,180              175,408             129,991

Investing activities:
Purchases of property and equipment                                        (32,770)             (12,424)            (14,883)
Proceeds from sale of property and equipment                                    14                   18                 239
Purchase of marketable securities                                           22,870             (869,112)         (1,684,985)
Sales of marketable securities                                                   -              753,998           1,553,401
Purchase of Sequoia Instruments, Inc.                                            -                    -              (3,625)
Purchase of UPS Aviation Technologies, Inc.                                (38,177)                   -                   -
Purchase of licenses                                                        (1,724)             (13,525)            (12,028)
Change in restricted cash                                                        4                    2               4,239
Other                                                                         (649)                 (29)               (748)
                                                                    ---------------      ---------------     ---------------
Net cash used in investing activities                                      (50,432)            (141,072)           (158,390)

Financing activities:
Dividends                                                                  (54,040)                   -                   -
Proceeds from issuance of common stock through
   stock purchase plan                                                       1,805                1,049               1,464
Proceeds from issuance of common stock from
   exercise of stock options                                                 2,456                1,026                  71
Principal payments on long-term debt                                       (20,000)             (12,236)            (14,189)
Purchase of common stock                                                         -                    -              (9,834)
                                                                    ---------------      ---------------     ---------------
Net cash used in financing activities                                      (69,779)             (10,161)            (22,488)

Effect of exchange rate changes on cash and cash equivalents                 2,592                 (249)             (8,002)
                                                                    ---------------      ---------------     ---------------

Net increase / (decrease) in cash and cash equivalents                      57,561               23,926             (58,889)
Cash and cash equivalents at beginning of year                             216,768              192,842             251,731
                                                                    ---------------      ---------------     ---------------
Cash and cash equivalents at end of year                                  $274,329             $216,768            $192,842
                                                                    ===============      ===============     ===============


                          Garmin Ltd. And Subsidiaries

                                 (In Thousands)



                                                                                       Fiscal Year Ended
                                                                    --------------------------------------------------------
                                                                     December 27,         December 28,        December 29,
                                                                         2003                 2002                2001
                                                                    --------------------------------------------------------
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes                                 $38,266              $39,992             $38,844
                                                                    ========================================================

Cash received during the year from income tax refunds                         $512                    -                   -
                                                                    ========================================================

Cash paid during the year for interest                                        $534               $1,325              $2,011
                                                                    ========================================================

Supplemental disclosure of non-cash investing and
   financing activities
Change in liability recognized in accrued expenses
   related to cash flow hedges and charge to
   accumulated other comprehensive loss                                    ($1,046)                ($433)            $1,479
                                                                    ========================================================

Change in marketable securities related to unrealized
   appreciation                                                             $1,591               $1,167                   -
                                                                    ========================================================

Fair value of assets acquired (UPS Aviation Technologies)                  $41,558                    -                   -
Liabilities assumed                                                         (3,320)                   -                   -
   Less:  cash acquired                                                        (61)                   -                   -
                                                                    --------------------------------------------------------
Net cash paid                                                              $38,177                    -                   -
                                                                    ========================================================


See accompanying notes.

                          GARMIN LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In Thousands, Except Share and Per Share Information)
                     December 27, 2003 and December 28, 2002


1. Organization


     On  July  24,  2000,  the  stockholders  of  Garmin  Corporation   (GARMIN)
incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholders Agreement to transfer to Garmin Ltd. their investments in 88,988,394 common shares of stock of GARMIN. These shares, which represented approximately 100% of the issued and outstanding common stock of GARMIN as of July 24, 2000, were used by the stockholders to pay for their subscriptions to 100,000,000 common shares of Garmin Ltd. at a par value of $0.01 or an aggregate value of $1,000. As such, the exchange of shares in this reorganization between GARMIN and the newly formed holding company, Garmin Ltd., completed on September 22, 2000, has been accounted for at historical cost similar to that in pooling-of-interests accounting. Until April 15, 2002, one share of GARMIN stock was held by each of six shareholders as nominees under nominee trusts in order to comply with
Article 2 of the Company Law of Taiwan which required that, as a "company limited by stock", GARMIN have at least seven shareholders, and 4,000 shares of GARMIN were held by two shareholders who did not convert their GARMIN shares to common shares of the Company. These 4,006 shares represented approximately 0.004% of the outstanding shares of GARMIN. Taiwan company law was subsequently changed to remove the requirement that a Taiwan company have a minimum of seven shareholders and to permit single shareholder companies. As of April 15, 2002, the Company acquired the 4,000 shares of GARMIN that were held by the two shareholders and the six nominee shareholders each transferred their own share of GARMIN stock to the Company. As a result, the Company now owns all of the outstanding shares of GARMIN. Garmin Ltd. completed an initial public offering of its common stock in December 2000.


2. Summary of Significant Accounting Policies


Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Nature of Business

     Garmin Ltd. and subsidiaries (together, the Company) manufacture, market, and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN is primarily responsible for the manufacturing and distribution of the Company's products to Garmin International, Inc. (GII) and Garmin (Europe) Limited (GEL) and, to a lesser extent, new product development and sales and marketing of the Company's products in Asia and the Far East. In April 1990, a 100%-owned subsidiary, Garmin International, Inc., was incorporated in the United States. GII is primarily responsible for sales and marketing of the Company's products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company's aviation segment. During June 1992, GII formed Garmin (Europe) Limited, a wholly owned subsidiary in the United Kingdom, to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. As a result, GEL is now a direct subsidiary of Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate. In December 2001, GII formed Garmin USA as a sales organization. During August 2003, GII acquired all the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash and renamed the company Garmin AT, Inc (GAT). See Note 16.

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

     In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week quarter, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2003, 2002 and 2001 included 52 weeks.

Foreign Currency Translation

     GARMIN utilizes the New Taiwan Dollar as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GARMIN for all periods presented have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders' equity. Cumulative translation adjustments of $20,965 and $35,971 as of December 27, 2003 and December 28, 2002, respectively, have been included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

     Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to an exchange loss of approximately $6,699, and exchange gains of $11 and $11,573 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. The loss in fiscal 2003 is due to weakening of the United States dollar compared to the New Taiwan Dollar throughout the year. The gain in fiscal 2001 is the result of the strengthening of the United States dollar compared to the New Taiwan Dollar in the second and fourth quarters of fiscal 2001. This loss and these gains are included in other income in the accompanying consolidated statements of income.

Earnings Per Share

     Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company's stock during the period the options were outstanding. See Note 12.


Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, operating accounts, money market funds, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out
(FIFO) method) by GARMIN and the FIFO method by GII, GAT and GEL. Inventories consisted of the following:



                                   December 27,    December 28,
                                    2003               2002
                                ---------------------------------

Raw Materials                         $45,388            $24,177
Work-in-process                        12,551             10,936
Finished goods                         50,340             31,818
Inventory reserves                    (11,485)            (9,424)
                                ---------------------------------
                                      $96,794            $57,507
                                =================================



Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:


Buildings and improvements                            8-55 years
Office furniture and equipment                         3-8 years
Manufacturing and engineering equipment                3-8 years
Vehicles                                               3-8 years


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


Dividends

     On July 23, 2003 the Board of Directors declared a dividend of $0.50 per share to be paid on December 15, 2003 to shareholders of record on December 1, 2003. The Company paid out a dividend in the amount of $54,040. The dividend has been reported as a reduction of retained earnings to the extent of the stand-alone retained earnings of Garmin Ltd. The excess has been reported as a reduction of additional paid-in-capital.

     Approximately $67,882 and $50,669 of GARMIN's retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 27, 2003 and December 28, 2002, respectively.


Intangible Assets

     On December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses how goodwill and other intangible assets should be accounted for and tested for impairment. The standard requires intangibles to be identified as either finite-lived or indefinite lived. Indefinite-lived intangible assets are no longer subject to amortization, yet are to be tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires the determination of the value of the intangible asset. If the value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. The asset will then be carried at its new value. Finite lived intangible assets are still subject to amortization and are reviewed for impairment in accordance with SFAS No. 144. The adoption of this statement did not have a material impact on the Company.

     At December 27, 2003 and December 28, 2002, the Company had patents, license agreements, customer related intangibles and other identifiable finite lived intangible assets recorded at a cost of $48,703 and $35,403, respectively. The Company's excess purchase cost over fair value of net assets acquired (goodwill) was $11,418 and zero at December 27, 2003 and December 28, 2002, respectively.

     Identifiable, finite lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $17,810 and $10,924 at December 27, 2003 and December 28, 2002, respectively. Amortization expense was $6,886, $5,277 and $2,800 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. In the next five years, the amortization expense is estimated to be $12,945, $7,145, $2,363, $1,889, and $1,535, respectively.

Marketable Securities

     Management   determines  the  appropriate   classification   of  marketable
securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     All of the Company's marketable securities are considered available-for-sale at December 27, 2003. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss. During 2003, unrealized gains of $1,234 were reported in other comprehensive loss, net of related taxes.

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

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued by Garmin Corporation for the unremitted earnings of GII totaling approximately $112,567 and $122,315 at December 27, 2003 and December 28, 2002, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely. Income taxes have also not been accrued by the Company for the unremitted earnings of Garmin Corporation or GEL because such earnings are also intended to be reinvested in these subsidiaries indefinitely.

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

Sales Programs

     The Company provides certain monthly and quarterly incentives for its dealers based on various factors including dealer purchasing volume and growth. Additionally, from time to time, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to distributors are regularly reviewed and recorded as accrued expenses on a monthly basis. These rebates and incentives are recorded as reductions to net sales in the accompanying consolidated statements of income.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $22,071, $16,670, and $14,714 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

Research and Development

     Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $43,706, $32,163, and $28,164 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

Accounting for Stock-Based Compensation

     At December 27, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                       December 27,        December 28,     December 29,
                                                         2003               2002                2001
                                                    ------------------------------------------------------
Net income as reported                                    $178,634           $142,797            $113,448
Deduct:  Total stock-based employee compensation
        expense determined under fair-value based
        method for all awards, net of tax effects           (3,046)            (1,949)             (1,298)
                                                    ------------------------------------------------------
Pro forma net income                                      $175,588           $140,848            $112,150
                                                    ======================================================
Pro forma net income per share:
        Basic                                                $1.63              $1.31               $1.04
        Diluted                                              $1.61              $1.30               $1.03



Derivative Investments and Hedging Activities

     The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to its derivative instruments and hedging activities. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income.

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

     GII has historically entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The Company's agreements have previously qualified for hedge accounting as permitted in SFAS No. 133, resulting in the agreement's being marked to market at each balance sheet date through other comprehensive income. Management assessed the effectiveness of the hedge relationship on a periodic basis during the year. See Note 8.

Recent Accounting Pronouncements

     At its November 2002 meeting, the EITF reached a consensus on Issue 00-21 "Accounting for Revenue Arrangements with Multiple Deliverable", which provides a model to be used, in the context of a multiple-deliverable revenue arrangement, in determining (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and, if so, (c) how the arrangement consideration should be allocated to the separate units of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods (annual or interim) beginning after June 15, 2003, with earlier adoption permitted. Companies also are permitted to adopt Issue 00-21 by reporting the change in accounting as a cumulative effect adjustment in accordance with APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the Company that has the controlling financial interest.
Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will become effective on March 31, 2004 for variable interest entities created prior to December 31, 2003. We do not expect the adoption of Interpretation No. 46 to have a material impact on our results and operations or financial condition.

Reclassification

     Certain amounts in the fiscal 2002 consolidated financial statements have been reclassified to conform to fiscal 2003 presentation.


3. Marketable Securities

     The  following  is  a  summary  of  the  Company's  marketable   securities
classified as available-for-sale securities at December 27, 2003:


                                                                                         Estimated Fair
                                                                 Gross Unrealized          Value (Net
                                           Amortized Cost          Gains/Losses         Carrying Amount)
                                         ------------------------------------------------------------------
Mortgage-backed securities                          $61,354                  $1,097                $62,451
Obligations of states and political
    subdivisions                                     95,544                   1,313                 96,857
U.S. corporate bonds                                 34,591                     349                 34,940
Other                                                27,200                      (1)                27,199
                                         ------------------------------------------------------------------
Total                                              $218,689                  $2,758               $221,447
                                         ------------------------------------------------------------------



     The  following  is  a  summary  of  the  Company's  marketable   securities
classified as available-for-sale securities at December 28, 2002:


                                                                                         Estimated Fair
                                                                 Gross Unrealized          Value (Net
                                           Amortized Cost          Gains/Losses         Carrying Amount)
                                         ------------------------------------------------------------------
Mortgage-backed securities                          $58,038                    $386                $58,424
Obligations of states and political
    subdivisions                                     86,006                     595                 86,601
U.S. corporate bonds                                 79,572                     185                 79,757
Other                                                20,925                       1                 20,926
                                         ------------------------------------------------------------------
Total                                              $244,541                  $1,167               $245,708
                                         ------------------------------------------------------------------


     The amortized cost and estimated fair value of marketable securities at December 27, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.



                                                                                            Estimated
                                                                       Cost                Fair Value
                                                                -------------------------------------------

Due in one year or less (2004)                                              $52,836                $53,127
Due after one year through five years (2005-2009)                           102,844                104,866
Due after five years through ten years (2010-2014)                           38,105                 38,493
Due after ten years (2015 and thereafter)                                    24,904                 24,961
                                                                -------------------------------------------
                                                                           $218,689               $221,447
                                                                -------------------------------------------


     The Company invests in auction rate securities which effectively mature every 28 days. Upon maturity, the proceeds are reinvested in the same security.

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

     During 1999, GARMIN borrowed $18,040 to finance the purchase of land and a new manufacturing facility in Taiwan. The balance was due in 60 equal payments of principal plus interest beginning in November 2001. Through November 2001, interest was payable at a fixed rate of 6.155%. Subsequent to November 2001, interest was adjustable based on the Republic of China's government preferential rate on term deposits plus 0.18%. The Company opted to prepay a significant portion of the outstanding principal during 2001. The outstanding balance of $2,891 at December 29, 2001 was paid in full in January 2002.

     During 2000, GII entered into another agreement with the City of Olathe, Kansas to finance the Company's expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. The proceeds from the issuance of the 2000 Bonds were placed in an interest-bearing restricted cash account controlled by a trustee appointed by the issuer. Disbursements from the account were restricted to purchases of equipment and construction related to the project and amounted to $0 and $5,696 for years ended December 28, 2002 and December 29, 2001, respectively. There were no unexpended bond proceeds in this restricted cash account at December 28, 2002. During the second quarter of 2003, GII instructed the trustee of the 2000 Bonds to call them at par, leaving an outstanding principal of $0 at December 27, 2003.

     At December 28, 2002, outstanding principal under the 2000 Bonds totaled $20,000. Interest on the 2000 Bonds was payable monthly at a variable interest rate (1.51% at December 28, 2002), which was adjusted weekly to the current market rate as determined by the remarketing agent of the 2000 Bonds.



5. Commitments and Contingencies


     Rental expense related to office, warehouse space and real estate amounted to $324, $281, and $232 for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively.

     Future minimum lease payments are as follows:

       Year                 Amount
       ----------------------------

       2004                   $107
       2005                    301
       2006                    301
       2007                    301
       2008                    301
       Thereafter           13,276




     At December 27, 2003 and December 28, 2002, standby letters of credit amounting to $0 and $509, respectively, were issued by banks on behalf of the Company. At December 27, 2003, the Company expects future costs of approximately $45,000 for the completion of its facility expansion in Olathe, Kansas.

     Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. These amounted to $1,602 and $1,598 at December 27, 2003 and December 28, 2002, respectively, and are reported as restricted cash.

     In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainly whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.


6.  Employee Benefit Plans


     GII sponsors an employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participants annual compensation up to certain limits as defined in the plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 27, 2003, December 28, 2002, and December 29, 2001, expense related to these plans of $4,197, $2,728, and $2,356, respectively, was charged to operations.

     Certain of the Company's foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 27, 2003, December 28, 2002, and December 29, 2001 were significant.




7. Income Taxes

     The Company's income tax provision (benefit) consists of the following:



                                                            Fiscal Year Ended
                                    -------------------------------------------------------------
                                      December 27,          December 28,          December 29,
                                          2003                  2002                  2001
                                    -------------------------------------------------------------
Federal:
    Current                                  $17,066               $18,576               $10,208
    Deferred                                  (2,486)               (1,639)                 (338)
                                    -------------------------------------------------------------
                                              14,580                16,937                 9,870
State:
    Current                                      849                (1,035)                2,237
    Deferred                                  (1,379)                 (328)                  (74)
                                    -------------------------------------------------------------
                                                (530)               (1,363)                2,163
Foreign:
    Current                                   33,599                22,969                28,165
    Deferred                                    (340)                1,394                (1,611)
                                    -------------------------------------------------------------
                                              33,259                24,363                26,554
                                    -------------------------------------------------------------
Total                                        $47,309               $39,937               $38,587
                                    =============================================================


     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:


                                                            Fiscal Year Ended
                                    -------------------------------------------------------------
                                      December 27,          December 28,          December 29,
                                          2003                  2002                  2001
                                    -------------------------------------------------------------
Federal income tax expense at
   U.S. statutory rate                       $79,080               $63,957               $53,212
State income tax expense, net of
   federal tax effect                            626                   886                 1,406
Foreign tax rate differential                (21,038)              (16,759)              (13,640)
Taiwan surtax, tax incentives
    and credits                              (21,161)              (10,757)               (3,260)
Other, net                                     9,802                 2,610                   869
                                    -------------------------------------------------------------
Income tax expense                           $47,309               $39,937               $38,587
                                    =============================================================



     The Company's income before income taxes attributable to non-U.S. operations was $202,390, $146,804, and $120,550, for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.38, $0.10, and $0.03 per weighted-average common share outstanding for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2008, at which time these tax benefits expire.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            December 27,          December 28,
                                                                2003                  2002
                                                          ---------------------------------------
Deferred tax assets:
   Product warranty accruals                                        $2,529                $1,707
   Allowance for doubtful accounts                                   1,214                 1,088
   Inventory carrying value                                          2,045                 2,777
   Sales program allowances                                          2,183                 3,249
   Vacation accrual                                                    740                   507
   Interest rate swaps                                                   -                   408
   Unrealized intercompany profit in inventory                      15,498                12,767
   Other                                                             2,603                   117
                                                          ---------------------------------------
                                                                    26,812                22,620
Deferred tax liabilities:
   Unrealized investment gain                                          812                   455
   Unrealized foreign currency gains                                    86                   623
   Depreciation                                                      1,923                 1,133
                                                          ---------------------------------------
                                                                     2,821                 2,211
Net deferred tax assets                                            $23,991               $20,409
                                                          =======================================



8. Interest Rate Risk Management

     During 1996, GII entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt associated with the Bonds to a fixed rate basis, thus, reducing the impact of interest rate changes on future income. The agreement was renewed in 2001. Pursuant to this "pay-fixed" swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $5,000 at December 28, 2002. GII's fixed interest rate under the swap agreement was 5.1%. The counterparty's floating rate was based on the nontaxable PSA Municipal Swap Index and amounted to 1.18% at December 28, 2002.

     During 2000, GII entered into an additional swap agreement to effectively convert a portion of additional floating rate long-term debt associated with the 2000 Bonds to a fixed rate basis. Pursuant to this pay-fixed swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $10,000 at December 28, 2002. GII's fixed interest rate under the swap agreement was 7.26% compared to the counterparty's floating rate of 1.51% at December 28, 2002. The counterparty's floating rate was based on the bank's Taxable Low Floater Rate.

     The fair value of the interest rate swap agreements was recorded as a component of other accrued expenses and amounted to $1,046 at December 28, 2002. During the second quarter of 2003, GII liquidated its interest rate swap positions and realized the loss previously recorded as a component of other comprehensive loss. None of the Company's cash flow hedges were deemed ineffective.



9.  Fair Value of Financial Instruments


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



                                        December 27, 2003               December 28, 2002
                                ---------------------------------------------------------------
                                   Carrying          Fair          Carrying          Fair
                                    Amount           Value          Amount          Value
                                ---------------------------------------------------------------

Cash and cash equivalents              $274,329        $274,329        $216,768       $216,768
Restricted cash                           1,602           1,602           1,598          1,598
Marketable securities                   221,447         221,447         245,708        245,708
Interest rate swap agreements
   (liability)                                -               -           1,046          1,046
Long-term debt:
   Series 2000 Bonds                          -               -          20,000         20,000



     The carrying value of cash and cash equivalents, restricted cash, marketable securities, and interest rate swap agreements approximates their fair value. The fair value of the Company's floating-rate long-term debt was estimated to be the par value of the debt due to the variable interest rate nature of the instruments.

10.  Segment Information

     The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation markets. Both of the Company's reportable segments offer products through the Company's network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company's consumer segment includes portable global positioning system (GPS) receivers and accessories for marine, recreation, land, and automotive use sold primarily to retail outlets. These products are produced primarily by the Company's subsidiary in Taiwan. The Company's aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

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

     The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The Company does not report property and equipment, intangible assets, depreciation and amortization, or capital expenditures by segment to the CODM.

     Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company's reportable segments are presented below:



                                                  Fiscal Year Ended December 27, 2003
                                          -----------------------------------------------------
                                            Consumer           Aviation              Total
                                          -----------------------------------------------------

Net sales to external customers               $452,437            $120,552            $572,989
Allocated interest income                        5,901               1,572               7,473
Allocated interest expense                         422                 112                 534
Income before income taxes                     182,701              43,242             225,943
Assets:
   Accounts receivable                          65,315              17,403              82,718
   Inventories                                  76,429              20,365              96,794





                                                  Fiscal Year Ended December 28, 2002
                                          -----------------------------------------------------
                                            Consumer           Aviation              Total
                                          -----------------------------------------------------

Net sales to external customers               $350,674            $114,470            $465,144
Allocated interest income                        4,875               1,591               6,466
Allocated interest expense                       1,002                 327               1,329
Income before income taxes                     134,859              47,875             182,734
Assets:
   Accounts receivable                          43,942              14,336              58,278
   Inventories                                  43,360              14,147              57,507




                                                  Fiscal Year Ended December 29, 2001
                                          -----------------------------------------------------
                                            Consumer           Aviation              Total
                                          -----------------------------------------------------

Net sales to external customers               $263,358            $105,761            $369,119
Allocated interest income                        7,960               3,204              11,164
Allocated interest expense                       1,550                 624               2,174
Income before income taxes                     102,511              49,524             152,035
Assets:
   Accounts receivable                          34,222              13,776              47,998
   Inventories                                  43,587              17,545              61,132


     Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 27, 2003, December 28, 2002, and December 29, 2001:


                                        North
                                       America             Asia               Europe               Total
                                    -------------------------------------------------------------------------
December 27, 2003
Net sales to external customers          $414,580            $25,183            $133,226            $572,989
Long-lived assets                          71,817             32,475                 492             104,784
Net assets                                284,902            437,152              27,636             749,690

December 28, 2002
Net sales to external customers          $339,415            $22,673            $103,056            $465,144
Long-lived assets                          43,599             30,374                 467              74,440
Net assets                                232,430            348,255              21,814             602,499

December 29, 2001
Net sales to external customers          $275,630            $15,039             $78,450            $369,119
Long-lived assets                          40,183             29,321                 582              70,086
Net assets                                209,499            228,270              16,200             453,969




     No single customer accounted for 10% or more of the Company's consolidated net sales in any period. Accounts receivable from one customer were approximately $7,891 as of December 27, 2003 representing 9.5% of total accounts receivable.



11. Stock Compensation Plans

     The various Company stock compensation plans are summarized below:

2000 Equity Incentive Plan

     In October 2000,  the  stockholders  adopted an equity  incentive plan (the
Plan) providing for grants of incentive and nonqualified stock options and "other" stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2003, 2002 and 2001 is summarized below. There have been no "other" stock compensation awards granted under the Plan.

2000 Non-employee Directors' Option Plan

     Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2003, 2002 and 2001, options to purchase 3,648, 5,058 and 5,325 shares were granted under this plan.

     A summary of the Company's stock option activity and related information under the 2000 Equity Incentive Plan and the 2000 Non-employee Directors' Option Plan for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 is provided below:


                                           Weighted-Average
                                          Exercise Price          Number of Shares
                                        -------------------------------------------
                                                                 (In Thousands)

Outstanding at December 30, 2000                    $14.00                   1,176
      Granted                                        19.96                     374
      Exercised                                      14.00                      (5)
      Canceled                                       14.00                     (10)
                                                               --------------------
Outstanding at December 29, 2001                     15.45                   1,535
      Granted                                        29.61                     453
      Exercised                                      14.15                     (74)
      Canceled                                       16.58                     (40)
                                                               --------------------
Outstanding at December 28, 2002                     18.90                   1,874
      Granted                                        54.30                     581
      Exercised                                      14.91                    (176)
      Canceled                                       18.19                     (22)
                                                               --------------------
Outstanding at December 27, 2003                     28.42                   2,257
                                                               ====================



                                                 December 27,           December 28,           December 29,
                                                     2003                   2002                   2001
                                              ----------------------------------------------------------------
Weighted-average fair value of options
    granted during the year                         $22.01                 $11.42                 $12.28



        Stock Options as of December 27, 2003
---------------------------------------------------------------------------
  Exercise               Options             Remaining             Options
    Price            Outstanding           Life (Years)        Exercisable
---------------------------------------------------------------------------
                   (In Thousands)                            (In Thousands)

      $14-$24              1,241                  7.23                 568
      $25-$34                436                  9.00                  87
      $35-$44                  6                  9.45                   -
      $45-$55                574                  9.98                   -
              -------------------------------------------------------------
                           2,257                  8.28                 655



         The weighted-average remaining contract life for options outstanding at December 27, 2003 is 8.28 years.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001: risk-free interest rate of 4.25%, 1.67%, and 5.11%, respectively; dividend yield of 1.0% for 2003 and no dividend yield for 2002 and 2001; volatility factor of the expected market price of the Company's common stock of 0.3927, 0.3395, and 0.591, respectively; and a weighted-average expected life of the option of six years in 2003 and seven years in 2002 and 2001.

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

Employee Stock Purchase Plan

     The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. During 2003, 2002 and 2001, 70,857, 70,035 and 123,007 shares were purchased under the plan for a total purchase price of $1,805, $1,265 and $1,464, respectively. At December 27, 2003, approximately 736,000 shares are available for future issuance.



12.  Earnings Per Share


     The following table sets forth the computation of basic and diluted net income per share:




                                                                       Fiscal Year Ended
                                                    ---------------------------------------------------------
                                                     December 27,         December 28,         December 29,
                                                         2003                 2002                 2001
                                                    ---------------------------------------------------------
Numerator (in thousands):
       Numerator for basic and diluted
           net income per share - net income               $178,634             $142,797            $113,448
                                                    =========================================================

Denominator (in thousands):
       Denominator for basic net income per share -
           weighted-average common shares                   108,011              107,774             108,097
       Efect of dilutive securities -
           employee stock options (note 11)                     891                  427                 350
                                                    ---------------------------------------------------------
       Denominator for diluted net income per share -
           adjusted weighted-average common shares          108,902              108,201             108,447
                                                    =========================================================

Basic net income per share                                    $1.65                $1.32               $1.05
                                                    =========================================================

Diluted net income per share                                  $1.64                $1.32               $1.05
                                                   =========================================================




     Options to purchase 48 shares of common stock at $54.54 per share were outstanding during 2003 and 472 shares of common stock at prices ranging from $21.67 to $29.79 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.



13.  Share Repurchase Program


     On September 24, 2001, the Board of Directors authorized the Company to repurchase up to 5,000,000 shares of the Company's common stock through December 31, 2002. Through December 28, 2002, the Company had purchased 595,200 shares at $9,834. The share repurchase authorization expired on December 31, 2002.

14.  Shareholder Rights Plan


     On October 24, 2001, Garmin's Board of Directors adopted a shareholder rights plan (the "Rights Plan"). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin's common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15% or more of Garmin's outstanding common shares. Each right (other than those held by the new 15% shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Garmin's Board of Directors may redeem the rights at $0.002 per right at any time before the rights become exercisable. The rights expire on October 31, 2011.



15.  Selected Quarterly Information (Unaudited)



                                              Fiscal Year Ended December 27, 2003
                            ------------------------------------------------------------------------
                                                        Quarter Ending
                            ------------------------------------------------------------------------
                              March 29            June 28          September 27       December 27
                            ------------------------------------------------------------------------

Net sales                        $123,788           $143,495            $135,562           $170,144
Gross profit                       74,655             83,657              76,709             95,520
Net income                         41,494             47,246              35,308             54,586
Basic net income per share           0.38               0.43                0.33               0.51


                                              Fiscal Year Ended December 28, 2002
                            ------------------------------------------------------------------------
                                                        Quarter Ending
                            ------------------------------------------------------------------------
                              March 30            June 29          September 28       December 28
                            ------------------------------------------------------------------------

Net sales                        $100,856           $122,838            $107,756           $133,694
Gross profit                       54,492             67,662              59,051             73,851
Net income                         26,761             32,146              38,428             45,462
Basic net income per share           0.25               0.30                0.36               0.41


     The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.



16.      Garmin AT Acquisition


     On August 22, 2003, GII acquired all of the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash. UPS Aviation Technologies, headquartered in Salem, Oregon, designs and manufactures multiple lines of communications, navigation and surveillance products for general aviation and air transport customers.

     The purchase price of the UPS Aviation Technologies acquisition was allocated to the estimated fair values of assets acquired and liabilities assumed based on management's estimates and third-party appraisals. The excess purchase price over the fair value of the net assets acquired was allocated to deductible goodwill in the amount of $11.4 million. UPS Aviation Technologies, Inc. was subsequently renamed Garmin AT, Inc. by the Company. The results of Garmin AT, Inc. are included in the financial statements for the period from August 22, 2003 to December 27, 2003.

     The following table summarizes the purchase price allocation and the useful life of intangibles for the aforementioned acquisition:

                                                                Intangibles
                                                      Amount Useful Life (years)
                                        ----------------------------------------
Working capital                                       $8,562
Fixed assets                                           7,092
Intangibles:
     Technology / Patents                              4,151                  8
     Tradenames                                          824                  3
     Non-Competition Agreements                        2,122                  4
     Customer Contracts                                  292                  3
     Customer Relationships                            3,344                 10
     Order Backlogs                                      372                  3
Goodwill                                              11,418
-------------------------------------------------------------------------------
Purchase price paid, net of cash acquired            $38,177
-------------------------------------------------------------------------------


     The following table is prepared on a pro forma basis for the 13-week and 52-week periods ended December 27, 2003 and December 28, 2002 as though the business had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles (unaudited):


                                                  13-Weeks Ended                       52-Weeks Ended
                                          --------------------------------     -------------------------------
                                             December 27,    December 28,         December 27,   December 28,
                                                     2003            2002                 2003           2002
                                          --------------------------------     -------------------------------
Net sales                                        $170,144        $138,790             $591,050       $486,029
Net income after income taxes                     $54,586         $44,768             $178,524       $139,265
Basic net income per share                          $0.51           $0.42                $1.65          $1.29
Diluted net income per share                        $0.50           $0.41                $1.64          $1.29
                                          --------------------------------     -------------------------------




     The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.


17.      Warranty Reserves

     The Company's products sold are generally covered by a warranty for periods ranging from one to two years. The Company's estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:



                                                        Fiscal Year Ended
                                             --------------------------------------
                                               December 27,         December 28,
                                                   2003                 2002
                                             --------------------------------------

Balance - beginning of period                          $5,949               $4,777
Accrual for products sold during the period             4,429                8,520
Expenditures                                           (1,979)              (7,348)
                                             --------------------------------------
Balance - end of period                                $8,399               $5,949
                                             ======================================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A.  Controls and Procedures

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                                    PART III


Item 10.  Directors and Executive Officers of the Company

     Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin's definitive proxy statement in connection with its annual meeting of stockholders scheduled for June4, 2004 (the "Proxy Statement") will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2003.

(a)      Directors of the Company

     The information set forth in response to Item 401 of Regulation S-K under the headings "Election of Two Directors" and "The Board of Directors" in Garmin's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)      Executive Officers of the Company

     The information set forth in response to Item 401 of Regulation S-K under the heading "Executive Officers and Significant Employees of the Company" in
Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c) Compliance with Section 16(a) of the Exchange Act

     The information set forth in response to Item 405 of Regulation S-K under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in Garmin's Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)       Audit Committee Financial Expert

     Garmin's Board of Directors has determined that both Gene M. Betts and Thomas A. McDonnell, members of Garmin's Audit Committee, are "audit committee financial experts" as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Betts and Mr. McDonnell each are
"independent"  as defined  by  current  listing  standards  of the Nasdaq  Stock
Market.

(e)      Code of Ethics

     Garmin's Board of Directors has adopted the Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries (the "Code"). The Code is applicable to all Garmin employees including the Chief Executive Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code is filed as Exhibit 14 to this Annual Report on Form 10-K. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chief Executive Officer, Chief Financial Officer or Controller, such amendment or waiver will be disclosed in a Form 8-K filed with the Securities and Exchange Commission.


Item 11.  Executive Compensation

     The information set forth in response to Item 402 of Regulation S-K under "The Board of Directors - Compensation of Directors" and under "Executive Compensation Matters" in Garmin's Proxy Statement (other than the "Compensation Committee Report on Executive Compensation" and the "Stock Performance Graph") is hereby incorporated herein by reference in response to this Item 11.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information set forth in response to Item 403 of Regulation S-K under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

     The following table gives information as of December 27, 2003 about the Garmin Common Shares that may be issued under all of the Company's existing equity compensation plans.


------------------------------ ------------------------------ ------------------------- ----------------------------
                                             A                           B                           C
------------------------------ ------------------------------ ------------------------- ----------------------------
                                                                                           Number of securities
                                                                                          remaining available for
Plan Category                   Number of securities to be        Weighted-average         future issuance under
                                  issued upon exercise of        exercise price of       equity compensation plans
                                   outstanding options,         outstanding options,       (excluding securities
                                    warrants and rights         warrants and rights       reflected in column A)
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
approved by shareholders(1)              2,257,537                     $28.42                    1,618,398
------------------------------ ------------------------------ ------------------------- ----------------------------
Equity compensation plans
not approved by shareholders                --                           --                         --
------------------------------ ------------------------------ ------------------------- ----------------------------
Total                                    2,257,537                     $28.42                    1,618,398

------------------------------ ------------------------------ ------------------------- ----------------------------



(1) Consists of the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. 2000 Non-Employee Directors' Option Plan and the Garmin Ltd. Employee Stock Purchase Plan.


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

Item 14. Principal Accounting Fees and Services

     The information set forth under the headings "Principal Accounting Firm Fees" and "Pre-Approval of Services Provided by the Independent Accountant" in the Proxy Statement is hereby incorporated by reference in response to this Item 14.




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

    (3) Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:


         EXHIBIT  DESCRIPTION
         NUMBER
         -------- -------------

          3.1*           Memorandum and Articles of Association of Garmin Ltd.
                        (as amended)

          4.1**          Specimen share certificate

          4.2***         Shareholder Rights Agreement

         10.1**          Garmin Ltd. 2000 Equity Incentive Plan

         10.2**          Garmin Ltd. 2000 Non-Employee Directors' Option Plan

         10.3**          Garmin Ltd. Employee Stock Purchase Plan

         10.4****        First Amendment to Garmin Ltd. Employee Stock
                         Purchase Plan

         10.5*           Second Amendment to Garmin Ltd. Employee Stock
                         Purchase Plan

         14.1 Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries

         21.1            List of subsidiaries

         23.1            Consent of Ernst & Young LLP

         24.1            Power of Attorney (included in signature page)

         31.1            Chief Executive Officer's Certification pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2            Chief Financial Officer's Certification pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1            Chief Executive Officer's Certification pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2            Chief Financial Officer's Certification pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.



-------------------------------------------------------------------------------

* Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2003.

** Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514).

*** Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 26, 2001.

**** Incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 27, 2002.


(b)      Reports on Form 8-K

     The Company furnished under Item 12 of Form 8-K the Company's Form 8-K dated October 29, 2003 reporting the announcement of financial results for the fiscal quarter ended September 27, 2003.

                          GARMIN LTD. AND SUBSIDIARIES
                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Garmin Ltd. Financial Statement Schedule for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

   Schedule II - Valuation and qualifying accounts........................... 69

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Garmin Ltd. and Subsidiaries
                                 (In thousands)




                                                                      Additions
                                                          ------------------------------------
                                                 Balance at        Charged to          Charged to                         Balance at
                                                Beginning of        Costs and             Other                             End of
Description                                       Period            Expenses            Accounts         Deductions         Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 29, 2001:
  Deducted from asset accounts
    Allowance for doubtful accounts                  $ 1,866           $ 1,137               $ -            $ (376)          $ 2,627
    Inventory reserve                                  6,504             4,000                 -              (950)            9,554
                                           -----------------------------------------------------------------------------------------
Total                                                $ 8,370           $ 5,137               $ -          $ (1,326)         $ 12,181
                                           -----------------------------------------------------------------------------------------

Year Ended December 28, 2002:
  Deducted from asset accounts
    Allowance for doubtful accounts                  $ 2,627             $ 941               $ -            $ (415)          $ 3,153
    Inventory reserve                                  9,554               688                 -              (818)            9,424
                                           -----------------------------------------------------------------------------------------
Total                                               $ 12,181           $ 1,629               $ -          $ (1,233)         $ 12,577
                                           -----------------------------------------------------------------------------------------

Year Ended December 27, 2003:
  Deducted from asset accounts
    Allowance for doubtful accounts                  $ 3,153             $ 600               $ -            $ (177)          $ 3,576
    Inventory reserve                                  9,424             6,574                 -            (4,513)           11,485
                                           -----------------------------------------------------------------------------------------
Total                                               $ 12,577           $ 7,174               $ -          $ (4,690)         $ 15,061
                                           -----------------------------------------------------------------------------------------


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


                                                    GARMIN LTD.


                                                    By   /s/ Min H. Kao
                                                    Min H. Kao
                                                    Chief Executive Officer

Dated:  March 10, 2004


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Gary L. Burrell, Min H. Kao and Andrew R. Etkind, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004:

      /s/ Min H. Kao                                    /s/ Gene M. Betts
          Min H. Kao                                        Gene M. Betts
          Co-Chairman, Chief                                  Director
      Executive Officer and Director
     (Principal Executive Officer)


       /s/ Kevin Rauckman                               /s/ Donald H. Eller
           Kevin Rauckman                                   Donald H. Eller
      Chief Financial Officer and Treasurer                   Director
      (Principal Financial Officer and
      Principal Accounting Officer)

      /s/ Gary L. Burrell                              /s/ Thomas A. McDonnell
          Gary L. Burrell                                  Thomas A. McDonnell
          Co-Chairman and Director                            Director

                                   Garmin Ltd.
                          2003 Form 10-K Annual Report
                                  Exhibit Index




     The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.



Exhibit
Number   Document
------   --------

14.1 Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd.

21.1     List of subsidiaries

23.1     Consent of Ernst & Young LLP

31.1 Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002