Form 10-Q
period 2004-03-27
GARMIN LTD
filed 2004-05-05
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

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

        Company’s telephone number, including area code: (345) 946-5203

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

Number of shares outstanding of the Company's common shares as of April 30, 2004:
Common Shares, $.01 par value 108,206,200

Garmin Ltd.
Form 10-Q
Quarter Ended March 27, 2004

Table of Contents

      Part I — Financial Information                                                                             Page

Part II — Other Information

Signature Page	20
Index to Exhibits	21

Garmin Ltd.
Form 10-Q
Quarter Ended March 27, 2004

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Introductory Comments

        The Condensed Consolidated Financial Statements of Garmin Ltd. (“Garmin” or the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 27, 2003. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

        The results of operations for the 13-week period ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year 2004.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) March 27, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$282,366	$274,329
Marketable securities	58,898	53,127
Accounts receivable, net	76,790	82,718
Inventories	93,652	96,794
Deferred income taxes	26,820	26,812
Prepaid expenses and other current assets	6,887	6,148

Total current assets	545,413	539,928
Property and equipment, net	120,403	104,784
Marketable securities	189,361	168,320
Restricted cash	1,605	1,602
Other assets, net	42,118	42,311

Total assets	$898,900	$856,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,654	$40,671
Salaries and benefits payable	5,235	4,792
Warranty reserve	9,863	8,399
Other accrued expenses	8,800	11,626
Income taxes payable	46,772	38,946

Total current liabilities	99,324	104,434
Deferred income taxes	2,967	2,821
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	0	0
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,166,807 as of	1,083	1,082
December 27, 2003 and 108,204,190 as of
March 27, 2004
Additional paid-in capital	105,077	104,022
Retained earnings	698,260	663,604
Accumulated other comprehensive loss	(7,811)	(19,018)

Total stockholders' equity	796,609	749,690

Total liabilities and stockholders' equity	$898,900	$856,945

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Net sales	$158,329	$123,788
Cost of goods sold	77,878	49,133

Gross profit	80,451	74,655
Selling, general and
administrative expenses	16,642	13,593
Research and development
expense	14,220	8,796

	30,862	22,389

Operating income	49,589	52,266
Other income (expense):
Interest income	1,896	1,922
Interest expense	(10)	(274)
Foreign currency	(7,564)	(777)
Other	(43)	(41)

	(5,721)	830

Income before income taxes	43,868	53,096
Income tax provision	9,212	11,602

Net income	$34,656	$41,494

Net income per share:
Basic	$0.32	$0.38
Diluted	$0.32	$0.38
Weighted average common
shares outstanding:
Basic	108,197	107,948
Diluted	109,182	108,693

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Operating Activities:
Net income	$34,656	$41,494
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,456	4,542
Loss on sale of property and equipment	105	65
Provision for doubtful accounts	116	190
Deferred income taxes	(8)	0
Foreign currency translation gains/losses	9,564	0
Provision for obsolete inventories	2,528	729
Changes in operating assets and liabilities:
Accounts receivable	5,987	4,465
Inventories	1,602	(5,261)
Other current assets	(1,909)	(1,160)
Accounts payable	(12,719)	(7,875)
Other current liabilities	(1,072)	(3,336)
Income taxes	7,969	8,511

Net cash provided by operating activities	52,275	42,364
Investing activities:
Purchases of property and equipment	(17,779)	(4,648)
Purchase of intangible assets	(329)	(289)
Purchase of marketable securities, net	(27,015)	(4,258)
Proceeds from sale of property and equipment	25	10

Net cash used in investing activities	(45,098)	(9,185)
Financing activities:
Proceeds from issuance of common stock	680	685

Net cash provided by financing activities	680	685
Effect of exchange rate changes on cash and cash equivalents	180	516

Net increase in cash and cash equivalents	8,037	34,380
Cash and cash equivalents at beginning of period	274,329	216,768

Cash and cash equivalents at end of period	$282,366	$251,148

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 27, 2004
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ended December 25, 2004.

The condensed consolidated balance sheet at December 27, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 27, 2004 and March 29, 2003 both contain operating results for 13 weeks.

2. Inventories

The components of inventories consist of the following:

	March 27, 2004	December 27, 2003
Raw materials	$50,182	$45,388
Work-in-process	16,171	12,551
Finished goods	40,090	50,340
Inventory reserves	(12,791)	(11,485)

Inventory, net of reserves	$93,652	$96,794

3. Stock Purchase Plan

There was no stock repurchase program in place as of March 27, 2004. However, the Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.‘s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. No shares have been purchased under this plan as of the date of this filing.

4. Long Term Debt

Garmin had no long-term debt as of March 27, 2004.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Numerator:
Numerator for basic and diluted net income
per share - net income	$34,656	$41,494

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,197	107,948
Effect of dilutive securities -
employee stock options	985	745

Denominator for diluted net income per share -
adjusted weighted-average common shares	109,182	108,693

Basic net income per share	$0.32	$0.38

Diluted net income per share	$0.32	$0.38

There were no antidilutive options for the 13-week period ended March 27, 2004.

6. Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Net income	$34,656	$41,494
Translation adjustment	12,382	1,015
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(1,175)	104

Comprehensive income	$45,863	$42,613

7. Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	March 27, 2004		March 29, 2003
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$123,499	$34,830	$95,309	$28,479
Income before income taxes	$34,060	$9,808	$40,168	$12,928

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 13-week periods ended March 27, 2004 and March 29, 2003:

	North America	Asia	Europe	Total
March 27, 2004
Sales to external customers	$107,364	$7,089	$43,876	$158,329
Long-lived assets	$87,092	$32,860	$451	$120,403
March 29, 2003
Sales to external customers	$85,252	$5,010	$33,526	$123,788
Long-lived assets	$43,636	$32,634	$515	$76,785

8. Stock Compensation Plans

Accounting for Stock-Based Compensation

        At March 27, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13 Weeks Ended
	March 27, 2004	March 29, 2003
Net income as reported	$34,656	$41,494
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(987)	(745)

Pro forma net income	$33,669	$40,749

Net income per share as reported:
Basic	$0.32	$0.38
Diluted	$0.32	$0.38
Pro forma net income per share:
Basic	$0.31	$0.38
Diluted	$0.31	$0.37

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

        A summary of the Company’s stock option activity and related information under the Plan and the Directors’ Plan for the period ended March 27, 2004 and year ended December 27, 2003 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 28, 2002	$18.90	1,874
Granted	54.30	581
Exercised	14.91	(176)
Canceled	18.19	(22)

Outstanding at December 27, 2003	28.42	2,257
Granted	--	0
Exercised	18.15	(37)
Canceled	24.93	(15)

Outstanding at March 27, 2004	28.62	2,205

        There were no options granted during the 13-week periods ended March 27, 2004 and March 29, 2003, respectively.

        The weighted-average remaining contract life for options outstanding at March 27, 2004 is approximately 8 years. Options outstanding at March 27, 2004 have exercise prices ranging from $14.00 to $54.54. At March 27, 2004, options to purchase 619,521 shares are exercisable.

9. Warranty Reserves

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

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Balance - beginning of the period	$8,399	$5,949
Accrual for products sold
during the period	5,282	1,886
Expenditures	(3,818)	(2,130)

Balance - end of the period	$9,863	$5,705

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

        The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 27, 2004	March 29, 2003
Net sales	100.0%	100.0%
Cost of goods sold	49.2%	39.7%

Gross profit	50.8%	60.3%
Research and development	9.0%	7.1%
Selling, general and administrative	10.5%	11.0%

Total operating expenses	19.5%	18.1%

Operating income	31.3%	42.2%
Other income (expense), net	(3.6%)	0.7%

Income before income taxes	27.7%	42.9%
Provision for income taxes	5.8%	9.4%

Net income	21.9%	33.5%

        The following table sets forth our results of operations for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	March 27, 2004		March 29, 2003
	Consumer	Aviation	Consumer	Aviation
Net sales	$123,499	$34,830	$95,309	$28,479
Cost of good sold	64,028	13,850	39,567	9,566

Gross profit	59,471	20,980	55,742	18,913
Operating Expenses:
Selling, general and administrative	12,498	4,144	10,687	2,906
Research and development	7,202	7,018	5,549	3,247

Total Operating Expenses	19,700	11,162	16,236	6,153

Operating income	39,771	9,818	39,506	12,760
Other income (expense), net	(5,711)	(10)	662	168

Income before income taxes	$34,060	$9,808	$40,168	$12,928

Comparison of 13-Weeks Ended March 27, 2004 and March 29, 2003

Net Sales

	13-weeks ending March 27, 2004		13-weeks ending March 29, 2003		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$123,499	78.0%	$95,309	77.0%	$28,190	29.6%

Aviation	34,830	22.0%	28,479	23.0%	$6,352	22.3%

Total	$158,329	100.0%	$123,788	100.0%	$34,542	27.9%

        Increases in consumer sales for the 13-week period ended March 27, 2004 were primarily due to increased demand within the portable automotive and PDA product lines. Increases in aviation sales were due to revenues from new product releases and Garmin AT sales for the 13-week period ended March 27, 2004. Approximately 29% of the first quarter in 2004‘s sales were generated from products introduced in the last twelve months.

        Total consumer and aviation unit sales increased 7% to 478,000 in the first quarter of 2004 from 446,000 in the same period of 2003. The higher unit sales volume in the first quarter of fiscal 2004 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred primarily in our consumer segment.

Gross Profit

	13-weeks ending March 27, 2004		13-weeks ending March 29, 2003		Quarter over Quarter
	Gross Profits	% of Revenues	Gross Profits	% of Revenues	$ Change	% Change
Consumer	$59,471	48.2%	$55,742	58.5%	$3,729	6.7%

Aviation	$20,980	60.2%	$18,913	66.4%	$2,067	10.9%

Total	$80,451	50.8%	$74,655	60.3%	$5,796	7.8%

        Gross margin changes within the consumer segment in the quarter ended March 27, 2004, when compared to the same quarter in 2003, was driven primarily by three things:

      —      Raw materials cost increases
      —      Product transition costs as a number of old products were phased out, and
      —      Product mix changes, as more of some popular lower-margin products sold well in the quarter

        Aviation gross margins were primarily impacted by certain program costs associated with the G1000 cockpit and unfavorable product mix versus the same quarter of 2003 due to the Garmin AT business, which generates lower gross margin than the rest of the aviation segment.

Selling, General and Administrative Expenses

	13-weeks ending March 27, 2004		13-weeks ending March 29, 2003
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$12,498	10.1%	$10,687	11.2%	$1,811	16.9%

Aviation	$4,144	11.9%	$2,906	10.2%	$1,238	42.6%

Total	$16,642	10.5%	$13,593	11.0%	$3,049	22.4%

        The increase in expense was driven primarily by increased call center expenses ($0.2 million), increased marketing program costs ($1.0 million), Oracle implementation costs ($0.6 million), and Garmin AT selling, general and administrative costs ($1.1 million), partially offset by reduced advertising costs ($0.4 million).

Research and Development Expense

	13-weeks ending March 27, 2004		13-weeks ending March 29, 2003
					Quarter over Quarter
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$7,202	5.8%	$5,549	5.8%	$1,653	29.8%

Aviation	$7,018	20.2%	$3,247	11.4%	$3,771	116.2%

Total	$14,220	9.0%	$8,796	7.1%	$5,424	61.7%

        The increase in expense was due to ongoing development activities for new products, and the addition of 8 new engineering personnel to our staff during the first quarter of 2004 as a result of our continued emphasis on product innovation. Aviation research and development costs increases came from both our core technology activities ($1.4 million) and from Garmin AT ($2.4 million).

Operating Income

	13-weeks ending March 27, 2004		13-weeks ending March 29, 2003		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$39,772	32.2%	$39,506	41.5%	$266	0.7%

Aviation	$9,818	28.2%	$2,760	44.8%	($2,942)	-23.1%

Total	$49,590	31.3%	$52,266	42.2%	($2,676)	-5.1%

        Operating income fell as a result of product mix shift that included more sales of lower-margin products, increased raw materials costs, the phase-out of old products, increased research and development costs, and increased marketing, product support, and Oracle implementation costs.

Other Income (Expense)

        The average taxable equivalent interest rate return on invested cash during the first quarter of 2004 was 1.5% compared to 1.6% during the same quarter of 2003. Interest expense decreased to $0 for the 13-week period ended March 27, 2004 from $274 thousand for the 13-week period ended March 29, 2003 due to purchase and retirement of industrial revenue bonds in the second quarter of 2003.

        The $7.6 million currency loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2004, when the exchange rate increased to 33.27 TD/USD at March 27, 2004 from 34.05 TD/USD at December 27, 2003. The $0.8 million loss in the same quarter of 2003 was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2003, when the exchange rate increased to 34.79 TD/USD at March 29, 2003 from 34.90 TD/USD at December 28, 2002.

	13-weeks ending March 27, 2004	13-weeks ending March 29, 2003
Interest Income	$1,896	$1,922

Interest Expense	(10)	(274)

Foreigh Currency Exchange	(7,564)	(777)

Other	(43)	(41)

Total	($5,721)	$830

Income Tax Provision

        Income tax expense decreased by $2.4 million, to $9.2 million, for the 13-week period ended March 27, 2004 from $11.6 million for the 13-week period ended March 29, 2003 due to our lower taxable income. The effective tax rate fell to 21.0% from 21.9% due to a small shift in profit towards our entities that are taxed at lower effective tax rates during the year.

Net Income

        As a result of the above, net income decreased 16.5% for the 13-week period ended March 27, 2004 to $34.7 million compared to $41.5 million for the 13-week period ended March 29, 2003.

Liquidity and Capital Resources

        Net cash generated by operating activities was $52.3 million for the 13-week period ended March 27, 2004 compared to $42.4 million for the 13-week period ended March 29, 2003. We attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $3.1 million decrease in inventory at March 27, 2004 when compared to inventory on December 27, 2003. Inventory levels decreased during the first quarter of 2004 primarily due to stronger than anticipated sales during the quarter and the use of certain electronics components that were purchased ahead of demand during the fourth quarter of 2003.

        Cash flow from investing activities during the 13-week period ending March 27, 2004 was a $45.1 million use of cash. Cash flow used in investing activities principally related to $17.8 million in capital expenditures primarily related to the Olathe, Kansas facilities expansion project and the net purchase of $27.0 million of fixed income securities associated with the investment of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 1.9%.

        Cash flow from financing activities during the period was an $0.7 million source of cash, which represents proceeds from the issuance of common stock related to our Company stock option plan.

        We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

        We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2004.

Contractual Obligations and Commercial Commitments

        On April 25, 2003, Garmin International, Inc. signed an agreement with Turner Construction Company engaging Turner as the construction manager on the facility expansion in Olathe, Kansas. The estimated cost of completion on this expansion project is approximately $60.0 million with estimated completion in September 2004. $28.2 million has been expended through March 27, 2004 on this construction project.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market Sensitivity

        We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw material costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs. In recent quarters we have experienced an increase in raw materials costs and an increase in the sale of lower-margin products as a part of the product mix, resulting in reduced gross margins.

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

        The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 2.2% during the first quarter of 2004 and resulted in a foreign currency loss of $7.6 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

        As of March 27, 2004, we no longer have interest rate risk in connection with our industrial revenue bonds as these bonds have been retired.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. As of March 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 27, 2004 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

      From time to time the Company may be involved in litigation arising in the course of its operations. As of May 4,
      2004, the Company was not a party to any material legal proceedings.

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

b.     Reports on Form 8-K

       The Company furnished under Item 12 of Form 8-K the Company’s Form 8-K dated February 11, 2004 reporting the announcement of financial results for the fiscal quarter ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer and Principal Accounting Officer)

      Dated: May 5, 2004

INDEX TO EXHIBITS

                      Exhibit No.       Description                                                                                                  Page

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 22
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 23
Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 24
Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 25

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 5, 2004	By /s/ Min H. Kao ____________________________________ Min H. Kao Co-Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Kevin Rauckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 5, 2004	By /s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending March 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Min H. Kao, Co-Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 5, 2004	By /s/ Min H. Kao ____________________________________ Min H. Kao Co-Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending March 27, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 5, 2004	By /s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer