Form 10-Q
period 2004-06-26
GARMIN LTD
filed 2004-08-04
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Number of shares outstanding of the Company's common shares as of August 2, 2004:
Common Shares, $.01 par value 108,120,043

Garmin Ltd.
Form 10-Q
Quarter Ended June 26, 2004

Table of Contents

      Part I — Financial Information                                                                                Page

Part II — Other Information

Signature Page	27
Index to Exhibits	28

Garmin Ltd.
Form 10-Q
Quarter Ended June 26, 2004

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

        The results of operations for the 13- and 26-week periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year 2004.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) June 26, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$242,716	$274,329
Marketable securities	62,610	53,127
Accounts receivable, net	98,638	82,718
Inventories	89,866	96,794
Deferred income taxes	27,699	26,812
Prepaid expenses and other current assets	21,168	6,148

Total current assets	542,697	539,928
Property and equipment, net	141,074	104,784
Marketable securities	221,415	168,320
Restricted cash	1,603	1,602
Other assets, net	62,177	42,311

Total assets	$968,966	$856,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$40,587	$40,671
Salaries and benefits payable	5,000	4,792
Warranty reserve	12,379	8,399
Other accrued expenses	16,332	11,626
Income taxes payable	50,188	38,946

Total current liabilities	124,486	104,434
Deferred income taxes	615	2,821
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	0	0
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,166,807 as of	1,081	1,082
December 27, 2003 and 108,107,497 as of
June 26, 2004
Additional paid-in capital	101,969	104,022
Retained earnings	754,574	663,604
Accumulated other comprehensive loss	(13,759)	(19,018)

Total stockholders' equity	843,865	749,690

Total liabilities and stockholders' equity	$968,966	$856,945

See accompanying notes.

   Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$189,655	$143,495	$347,984	$267,283
Cost of goods sold	91,336	59,838	169,214	108,970

Gross profit	98,319	83,657	178,770	158,313
Selling, general and
administrative expenses	19,401	13,935	36,043	27,529
Research and development
expense	14,710	9,607	28,929	18,403

	34,111	23,542	64,972	45,932

Operating income	64,208	60,115	113,798	112,381
Other income (expense):
Interest income	2,016	1,819	3,912	3,741
Interest expense	(6)	(236)	(16)	(510)
Foreign currency	3,621	(1,272)	(3,943)	(2,049)
Other	6	(1,368)	(38)	(1,409)

	5,637	(1,057)	(85)	(227)

Income before income taxes	69,845	59,058	113,713	112,154
Income tax provision	13,530	11,812	22,743	23,413

Net income	$56,315	$47,246	$90,970	$88,741

Net income per share:
Basic	$0.52	$0.44	$0.84	$0.82
Diluted	$0.52	$0.43	$0.83	$0.81
Weighted average common
shares outstanding:
Basic	108,161	107,995	108,179	107,972
Diluted	108,884	109,038	109,052	108,888

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Operating Activities:
Net income	$90,970	$88,741
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,990	6,416
Amortization of prepaid license fees	7,529	2,899
Loss on sale of property and equipment	88	65
Provision for doubtful accounts	617	321
Deferred income taxes	887	(1,058)
Foreign currency translation gains/losses	4,633	1,669
Provision for obsolete inventories	4,944	3,256
Changes in operating assets and liabilities:
Accounts receivable	(16,424)	(2,728)
Inventories	2,355	(12,388)
Other current assets	(21,548)	(250)
Accounts payable	(408)	(4,777)
Other current liabilities	8,783	1,004
Income taxes	9,937	5,297

Net cash provided by operating activities	100,353	88,467
Investing activities:
Purchases of property and equipment	(41,694)	(8,110)
Purchase of intangible assets	(22,102)	(781)
Purchase of marketable securities, net	(65,213)	(13,115)
Proceeds from sale of property and equipment	25	10

Net cash used in investing activities	(128,984)	(21,996)
Financing activities:
Payments on long term debt	0	(20,000)
Stock repurchase	(3,182)	0
Proceeds from issuance of common stock	726	1,703

Net cash provided by financing activities	(2,456)	(18,297)
Effect of exchange rate changes on cash and cash equivalents	(526)	1,537

Net increase in cash and cash equivalents	(31,613)	49,711
Cash and cash equivalents at beginning of period	274,329	216,768

Cash and cash equivalents at end of period	$242,716	$266,479

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 26, 2004
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 26-week periods ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ended December 25, 2004.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 26, 2004 and June 28, 2003 both contain operating results for 13 weeks.

2. Inventories

The components of inventories consist of the following:

	June 26, 2004	December 27, 2003
Raw materials	$43,865	$45,388
Work-in-process	24,975	12,551
Finished goods	34,651	50,340
Inventory reserves	(13,625)	(11,485)

Inventory, net of reserves	$89,866	$96,794

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.‘s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. 100,000 shares have been repurchased and retired under this plan as of June 26, 2004. These amounts have been reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4. Long Term Debt

Garmin had no long-term debt as of June 26, 2004 or December 27, 2003.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	June 26, 2004	June 28, 2003
Numerator:
Numerator for basic and diluted net income
per share - net income	$56,315	$47,246

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,161	107,995
Effect of dilutive securities -
employee stock options	723	1,043

Denominator for diluted net income per share -
adjusted weighted-average common shares	108,884	109,038

Basic net income per share	$0.52	$0.44

Diluted net income per share	$0.52	$0.43

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Numerator:
Numerator for basic and diluted net income
per share - net income	$90,970	$88,741

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,179	107,972
Effect of dilutive securities -
employee stock options	873	916

Denominator for diluted net income per share -
adjusted weighted-average common shares	109,052	108,888

Basic net income per share	$0.84	$0.82

Diluted net income per share	$0.83	$0.81

There were 568,298 antidilutive options for the 13-week period and 26-week period ended June 26, 2004.

6. Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	June 26, 2004	June 28, 2003
Net income	$56,315	$47,246
Translation adjustment	(5,216)	2,255
Change in fair value of effective portion of
Cash flow hedges, net of deferred taxes	-	637
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(732)	47

Comprehensive income	$50,367	$50,185

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Net income	$90,970	$88,741
Translation adjustment	7,166	3,270
Change in fair value of effective portion of
Cash flow hedges, net of deferred taxes	-	637
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(1,907)	151

Comprehensive income	$96,229	$92,799

7. Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	June 26, 2004		June 28, 2003
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$148,350	$41,305	$114,298	$29,197
Income before income taxes	$55,097	$14,748	$47,102	$11,956

	26-Weeks Ended
	June 26, 2004		June 28, 2003
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$271,848	$76,136	$209,607	$57,676
Income before income taxes	$89,157	$24,556	$87,268	$24,886

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 26-week periods ended June 26, 2004 and June 28, 2003:

	North America	Asia	Europe	Total
June 26, 2004
Sales to external customers	$233,113	$14,762	$100,109	$347,984
Long-lived assets	$104,720	$35,915	$439	$141,074
June 28, 2003
Sales to external customers	$185,565	$11,177	$70,541	$267,283
Long-lived assets	$45,329	$32,249	$435	$78,013

8. Stock Compensation Plans

Accounting for Stock-Based Compensation

        At June 26, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13-Weeks Ended
	June 26, 2004	June 28, 2003
Net income as reported	$56,315	$47,246
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(1,248)	(762)

Pro forma net income	$55,067	$46,484

Net income per share as reported:
Basic	$0.52	$0.44
Diluted	$0.52	$0.43
Pro forma net income per share:
Basic	$0.51	$0.43
Diluted	$0.51	$0.43

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Net income as reported	$90,970	$88,741
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(2,491)	(1,516)

Pro forma net income	$88,479	$87,225

Net income per share as reported:
Basic	$0.84	$0.82
Diluted	$0.83	$0.81
Pro forma net income per share:
Basic	$0.82	$0.81
Diluted	$0.81	$0.80

2000 Non-employee Directors’ Option Plan

        In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2004 and 2003, options to purchase 5,292 and 3,648 shares, respectively were granted under this plan.

2000 Equity Incentive Plan

        Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2004, 2003, 2002 and 2001 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

        A summary of the Company’s stock option activity and related information under the Plan and the Directors’ Plan for the period ended June 26, 2004 and year ended December 27, 2003 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 28, 2002	$18.90	1,874
Granted	54.30	581
Exercised	14.91	(176)
Canceled	18.19	(22)

Outstanding at December 27, 2003	28.42	2,257
Granted	--	0
Exercised	18.15	(37)
Canceled	24.93	(15)

Outstanding at March 27, 2004	28.62	2,205
Granted	32.84	13
Exercised	14.27	(3)
Canceled	37.83	(10)

Outstanding at June 26, 2004	28.62	2,205

        There were 13,292 and 9,648 options granted during the 13-week periods ended June 26, 2004 and June 28, 2003, respectively.

        The weighted-average remaining contract life for options outstanding at June 26, 2004 is 7.8 years. Options outstanding at June 26, 2004 have exercise prices ranging from $14.00 to $54.54. At June 26, 2004, options to purchase 627,061 shares are exercisable.

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

	13-Weeks Ended
	June 26, 2004	June 28, 2003
Balance - beginning of the period	$9,863	$5,705
Accrual for products sold
during the period	5,725	2,557
Expenditures	(3,209)	(2,131)

Balance - end of the period	$12,379	$6,131

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Balance - beginning of the period	$8,399	$5,949
Accrual for products sold
during the period	11,006	4,493
Expenditures	(7,026)	(4,311)

Balance - end of the period	$12,379	$6,131

10. Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of $20 million over the next 3 years.

11. Subsequent Event

On July 23, 2004, the board of directors of the Company approved a $0.50/share annual dividend payable to shareholders of record on December 1, 2004.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 26, 2004	June 28, 2003
Net sales	100.0%	100.0%
Cost of goods sold	48.2%	41.7%

Gross profit	51.8%	58.3%
Research and development	7.8%	6.7%
Selling, general and administrative	10.2%	9.7%

Total operating expenses	18.0%	16.4%

Operating income	33.8%	41.9%
Other income (expense), net	3.0%	(0.7%)

Income before income taxes	36.8%	41.2%
Provision for income taxes	7.1%	8.3%

Net income	29.7%	32.9%

	26-Weeks Ended
	June 26, 2004	June 28, 2003
Net sales	100.0%	100.0%
Cost of goods sold	48.6%	40.8%

Gross profit	51.4%	59.2%
Research and development	8.3%	6.9%
Selling, general and administrative	10.4%	10.3%

Total operating expenses	18.7%	17.2%

Operating income	32.7%	42.0%
Other income (expense), net	0.0%	0.0%

Income before income taxes	32.7%	42.0%
Provision for income taxes	6.5%	8.8%

Net income	26.2%	33.2%

        The following table sets forth our results of operations (in thousands) for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	June 26, 2004		June 28, 2003
	Consumer	Aviation	Consumer	Aviation
Net sales	$148,350	$41,305	$114,298	$29,197
Cost of good sold	76,486	14,850	49,357	10,481

Gross profit	71,864	26,455	64,941	18,716
Operating Expenses:
Selling, general and administrative	14,613	4,788	11,420	2,515
Research and development	7,270	7,440	5,647	3,960

Total Operating Expenses	21,883	12,228	17,067	6,475

Operating income	49,981	14,227	47,874	12,241
Other income (expense), net	5,117	520	(772)	(285)

Income before income taxes	$55,098	$14,747	$47,102	$11,956

	26-Weeks Ended
	June 26, 2004		June 28, 2003
	Consumer	Aviation	Consumer	Aviation
Net sales	$271,849	$76,136	$209,607	$57,676
Cost of good sold	140,514	28,700	88,924	20,046

Gross profit	131,334	47,436	120,683	37,630
Operating Expenses:
Selling, general and administrative	27,112	8,931	22,108	5,421
Research and development	14,472	14,457	11,196	7,207

Total Operating Expenses	41,584	23,388	33,304	12,628

Operating income	89,750	24,048	87,379	25,002
Other income (expense), net	(593)	508	(111)	(116)

Income before income taxes	$89,157	$24,556	$87,268	$24,886

Comparison of 13-Weeks Ended June 26, 2004 and June 28, 2003

Net Sales

	13-weeks ending June 26, 2004		13-weeks ending June 28, 2003		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$148,350	78.2%	$114,298	79.7%	$34,052	29.8%

Aviation	$41,305	21.8%	$29,197	20.3%	$12,108	41.5%

Total	$189,655	100.0%	$143,495	100.0%	$46,160	32.2%

        Increases in consumer sales for the 13-week period ended June 26, 2004 were primarily due to increased demand across all product lines. Increases in aviation sales were due to revenues from new product releases and Garmin AT sales for the 13-week period ended June 26, 2004. Approximately 45% of sales in the second quarter of 2004 were generated from products introduced in the last twelve months.

        Total consumer and aviation unit sales increased 11% to 569,000 in the second quarter of 2004 from 513,000 in the same period of 2003. The higher unit sales volume in the second quarter of fiscal 2004 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both consumer and aviation segments.

Gross Profit

	13-weeks ending June 26, 2004		13-weeks ending June 28, 2003		Quarter over Quarter
	Gross Profits	% of Revenues	Gross Profits	% of Revenues	$ Change	% Change
Consumer	$71,864	48.4%	$64,941	56.8%	$6,923	10.7%

Aviation	$26,455	64.0%	$18,716	64.1%	$7,739	41.3%

Total	$98,319	51.8%	$83,657	58.3%	$14,662	17.5%

        Gross margin changes within the consumer segment in the quarter ended June 26, 2004, when compared to the same quarter in 2003, was driven primarily by two things:

     — Product mix changes, as certain new, popular lower-margin products sold well in the quarter
     — Higher product transition costs during the period due to the introduction of 26 new products

        Aviation gross margins were primarily impacted by certain program costs associated with the G1000 cockpit offset by favorable product mix versus the same quarter of 2003 due to the introduction of higher margin portable aviation products sold within the segment.

Selling, General and Administrative Expenses

	13-weeks ending June 26, 2004		13-weeks ending June 28, 2003		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$14,613	9.9%	$11,420	10.0%	$3,193	28.0%

Aviation	$4,788	11.6%	$2,515	8.6%	$2,273	90.4%

Total	$19,401	10.2%	$13,935	9.7%	$5,466	39.2%

        The increase in expense was driven primarily by increased call center expenses ($0.3 million), increased marketing and operating costs ($1.0 million), Oracle implementation costs ($0.3 million), Garmin AT selling, general and administrative costs ($1.0 million), and increased advertising costs ($2.9 million).

Research and Development Expense

	13-weeks ending June 26, 2004		13-weeks ending June 28, 2003		Quarter over Quarter
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$7,270	4.9%	$5,647	4.9%	$1,623	28.7%

Aviation	$7,440	18.0%	$3,960	13.6%	$3,480	87.9%

Total	$14,710	7.8%	$9,607	6.7%	$5,103	53.1%

        The increase in expense was due to ongoing development activities for new products, and the addition of 30 new engineering personnel to our staff during the second quarter of 2004 as a result of our continued emphasis on product innovation. Aviation research and development costs increases came from both our core technology activities ($0.6 million) and from Garmin AT ($2.9 million).

Operating Income

	13-weeks ending June 26, 2004		13-weeks ending June 28, 2003		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$49,980	33.7%	$47,874	41.9%	$2,107	4.4%

Aviation	$14,228	34.4%	$12,241	41.9%	$1,986	16.2%

Total	$64,208	33.9%	$60,115	41.9%	$4,093	6.8%

        Operating income fell as a percent of revenue as a result of product mix shift that included more sales of lower-margin products, increased product transition costs, increased research and development costs, and increased marketing, product support, and Oracle implementation costs.

Other Income (Expense)

	13-weeks ending June 26, 2004	13-weeks ending June 28, 2003
Interest Income	$2,016	$1,819

Interest Expense	(6)	(236)

Foreign Currency Exchange	3,621	(1,272)

Other	6	(1,368)

Total	$5,636	($1,057)

        The average taxable equivalent interest rate return on invested cash during the second quarter of 2004 was 1.5% compared to 1.4% during the same quarter of 2003. Interest expense decreased to $0 for the 13-week period ended June 26, 2004 from $0.2 million for the 13-week period ended June 28, 2003 due to the purchase and retirement of industrial revenue bonds in the second quarter of 2003.

        The $3.6 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2004, when the exchange rate increased to 33.68 TD/USD at June 26, 2004 from 33.27 TD/USD at March 27, 2004. The $1.3 million loss in the same quarter of 2003 was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2003, when the exchange rate decreased to 34.61 TD/USD at June 28, 2003 from 34.79 TD/USD at March 29, 2003.

Income Tax Provision

        Income tax expense increased by $1.7 million, to $13.5 million, for the 13-week period ended June 26, 2004 from $11.8 million for the 13-week period ended June 28, 2003 due to our higher taxable income. The effective tax rate fell to 19.4% from 20.0% due to incremental tax holidays applied for in Taiwan during the quarter.

Net Income

        As a result of the above, net income increased 19.2% for the 13-week period ended June 26, 2004 to $56.3 million compared to $47.2 million for the 13-week period ended June 28, 2003.

Comparison of 26-weeks Ended June 26, 2004 and June 28, 2003

Net Sales

	26-weeks ending June 26, 2004		26-weeks ending June 28, 2003		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$271,848	78.1%	$209,607	78.4%	$62,241	29.7%

Aviation	$76,136	21.9%	$57,676	21.6%	$18,460	32.0%

Total	$347,984	100.0%	$267,283	100.0%	$80,701	30.2%

        Increases in consumer sales for the 26-week period ended June 26, 2004 were primarily due to increased demand across all product lines. Increases in aviation sales were due to revenues from new product releases and Garmin AT sales for the 26-week period ended June 26, 2004.

        Total consumer and aviation unit sales increased 9% to 1,048,000 in the first half of 2004 from 959,000 in the same period of 2003. The higher unit sales volume in the first half of fiscal 2004 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both the consumer and aviation segments.

Gross Profit

	26-weeks ending June 26, 2004		26-weeks ending June 28, 2003		Quarter over Quarter
	Gross Profits	% of Revenues	Gross Profits	% of Revenues	$ Change	% Change
Consumer	$131,334	48.3%	$120,683	57.6%	$10,651	8.8%

Aviation	$47,436	62.3%	$37,630	65.2%	$9,806	26.1%

Total	$178,770	51.4%	$158,313	59.2%	$20,457	12.9%

        Gross margin changes within the consumer segment in the six-month period ended June 26, 2004, when compared to the same period in 2003, was driven primarily by:

— Product mix changes, as certain new, popular lower-margin products sold well in the quarter
— Higher product transition costs during the period due to the introduction of 36 new products

        Aviation gross margins were primarily impacted by certain program costs associated with the G1000 cockpit and the contribution of the Garmin AT business, which generates lower gross margin than the rest of the aviation segment, partially offset by favorable product mix due to the introduction of higher margin portable aviation products sold within the segment.

Selling, General and Administrative Expenses

	26-weeks ending June 26, 2004		26-weeks ending June 28, 2003		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$27,112	10.0%	$22,108	10.5%	$5,004	22.6%

Aviation	$8,931	11.7%	$5,421	9.4%	$3,510	64.7%

Total	$36,043	10.4%	$27,529	10.3%	$8,514	30.9%

        The increase in expense was driven primarily by increased call center expenses ($0.5 million), increased marketing and operating costs ($2.0 million), Oracle implementation costs ($0.9 million), Garmin AT selling, general and administrative costs ($2.1 million), and increased advertising costs ($2.5 million).

Research and Development Expense

	26-weeks ending June 26, 2004		26-weeks ending June 28, 2003		Quarter over Quarter

	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$14,472	5.3%	$11,196	5.3%	$3,276	29.3%

Aviation	$14,457	19.0%	$7,207	12.5%	$7,250	100.6%

Total	$28,929	8.3%	$18,403	6.9%	$10,526	57.2%

        The increase in expense was due to ongoing development activities for new products, and the addition of 38 new engineering personnel to our staff during the first half of 2004 as a result of our continued emphasis on product innovation. Aviation research and development costs increases came from both our core technology activities ($1.9 million) and from Garmin AT ($5.3 million).

Operating Income

	26-weeks ending June 26, 2004		26-weeks ending June 28, 2003		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$89,750	33.0%	$87,379	41.7%	$2,371	2.7%

Aviation	$24,048	31.6%	$25,002	43.3%	($ 954)	-3.8%

Total	$113,798	32.7%	$112,381	42.0%	$1,417	1.3%

        Operating income as a percentage of revenue fell as a result of product mix shift that included more sales of lower-margin products, increased product transition costs, the phase-out of old products, increased research and development costs, and increased marketing, product support, and Oracle implementation costs.

Other Income (Expense)

	26-weeks ending June 26, 2004	26-weeks ending June 28, 2003
Interest Income	$3,912	$3,741

Interest Expense	(16)	(510)

Foreign Currency Exchange	(3,943)	(2,049)

Other	(38)	(1,409)

Total	($ 85)	($ 227)

        The average taxable equivalent interest rate return on invested cash during the 26-week period ending June 26, 2004 was 1.5% compared to 1.4% during the same period in 2003. Interest expense decreased to $0 for the 26-week period ended June 26, 2004 from $0.5 million for the 26-week period ended June 28, 2003 due to purchase and retirement of industrial revenue bonds in the second quarter of 2003.

The $3.9 million currency loss was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2004, when the exchange rate decreased to 33.68 TD/USD at June 26, 2004 from 34.05 TD/USD at December 27, 2003. The $2.0 million loss in the same period of 2003 was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2003, when the exchange rate decreased to 34.61 TD/USD at June 28, 2003 from 35.10 TD/USD at December 28, 2002.

Income Tax Provision

        Income tax expense decreased by $0.7 million, to $22.7 million, for the 26-week period ended June 26, 2004 from $23.4 million for the 26-week period ended June 28, 2003 due to our lower effective tax rate. The effective tax rate fell to 20.0% from 21.0% due to incremental tax holidays applied for in Taiwan during the quarter.

Net Income

        As a result of the above, net income increased 2.6% for the 26-week period ended June 26, 2004 to $91.0 million compared to $88.7 million for the 26-week period ended June 28, 2003.

Liquidity and Capital Resources

        Net cash generated by operating activities was $100.4 million for the 26-week period ended June 26, 2004 compared to $88.5 million for the 26-week period ended June 28, 2003. We attempt to carry sufficient inventory levels on key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $6.9 million decrease in inventory at June 26, 2004 when compared to inventory on December 27, 2003. Inventory levels decreased during the first half of 2004 primarily due to strong sales during the period and the use of certain electronics components that were purchased ahead of demand during the fourth quarter of 2003. Prepaid assets increased $15.0 million during the first half of 2004 primarily due to the prepayment of certain license fees in order to obtain favorable pricing for these licenses through long-term contracts. Accounts receivable increased $15.9 million during the first half of 2004 due to the shipment of new products into the retail channel during the second quarter of 2004.

        Cash flow from investing activities during the 26-week period ending June 26, 2004 was a $129.0 million use of cash. Cash flow used in investing activities principally related to $41.7 million in capital expenditures primarily related to the Olathe, Kansas facilities expansion project, the net purchase of $65.2 million of fixed income securities associated with the investment of our on-hand cash balances, and the payment of prepaid license fees of $22.1 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 2.1%.

        Cash flow from financing activities during the period was an $2.5 million use of cash, which represents a use of cash for share repurchases of $3.2 million and a source of cash from the issuance of common stock related to our Company stock option plan of $0.7 million.

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

Contractual Obligations and Commercial Commitments

        On April 25, 2003, Garmin International, Inc. signed an agreement with Turner Construction Company engaging Turner as the construction manager on the facility expansion in Olathe, Kansas. The estimated cost of completion on this expansion project is approximately $65.0 million with estimated completion in October 2004. $45.8 million has been expended through June 26, 2004 on this construction project.

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

        The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 1.1% during the first half of 2004 and resulted in a foreign currency loss of $3.9 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

        As of June 26, 2004, we no longer have interest rate risk in connection with our industrial revenue bonds as these bonds have been retired.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. As of June 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 26, 2004 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

From time to time the Company may be involved in litigation arising in the course of its operations. As of August 2, 2004, the Company was not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table lists the Company’s monthly share purchases during the second fiscal quarter of 2004

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Repurchase Plan	Remaining Number of Shares Available For Purchase Under The Repurchase Plan
May-04	100,000	$31.82	100,000	2,900,000

Total	100,000	$31.82	100,000	2,900,000

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 4, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company’s Annual General Meeting. All such matters were approved. A total of 100,786,309 common shares or approximately 93% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

              Election of Two Class I Directors of the Company:

Nominee	For	Withheld
Gene M. Betts	100,378,242	408,037
Thomas A. McDonnell	100,268,552	517,727

The term of office of Director Donald H. Eller will continue until the Annual General Meeting in 2005. The terms of office of Directors Gary L. Burrell and Min H. Kao will continue until the Annual General Meeting of Shareholders in 2006. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2007.

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

                     Exhibits 32.1 and 32.2 shall not be deemed “filed” for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

              b.     Reports on Form 8-K

                     The Company furnished under Item 12 of Form 8-K the Company’s Form 8-K dated April 28, 2004 reporting the announcement of financial results for the fiscal quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

      Dated: August 4, 2004

INDEX TO EXHIBITS

                      Exhibit No.       Description                                                                                                  Page

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 29
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act 13a-14(a) or 15d-14(a). 30
Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 31
Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 32

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2004	By /s/ Min H. Kao ____________________________________ Min H. Kao Co-Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

      I, Kevin Rauckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2004	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending June 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Min H. Kao, Co-Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2004	By /s/ Min H. Kao _______________________________ Min H. Kao Co-Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending June 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2004	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer