Form 10-Q
period 2004-09-25
GARMIN LTD
filed 2004-11-03
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

or

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

Number of shares outstanding of the Company's common shares as of October 29, 2004:
Common Shares, $.01 par value 108,143,628

Garmin Ltd.
Form 10-Q
Quarter Ended September 25, 2004

Table of Contents

      Part I — Financial Information                                                                                Page

Part II — Other Information

Signature Page	27
Index to Exhibits	28

Garmin Ltd.
Form 10-Q
Quarter Ended September 25, 2004

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

        The results of operations for the 13- and 39-week periods ended September 25, 2004 are not necessarily indicative of the results to be expected for the full year 2004.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) September 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$297,504	$274,329
Marketable securities	69,046	53,127
Accounts receivable, net	85,868	82,718
Inventories	119,784	96,794
Deferred income taxes	24,602	26,812
Prepaid expenses and other current assets	24,818	6,148

Total current assets	621,622	539,928
Property and equipment, net	153,458	104,784
Marketable securities	232,610	168,320
Restricted cash	1,602	1,602
Other assets, net	48,759	42,311

Total assets	$1,058,051	$856,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,288	$40,671
Salaries and benefits payable	7,056	4,792
Warranty reserve	13,435	8,399
Other accrued expenses	19,936	11,626
Income taxes payable	54,172	38,946
Dividends payable	54,060	0

Total current liabilities	195,947	104,434
Deferred income taxes	6,503	2,821
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized, none issued	0	0
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,166,807 as of
December 27, 2003 and 108,124,917 as of
September 25, 2004	1,081	1,082
Additional paid-in capital	102,370	104,022
Retained earnings	767,644	663,604
Accumulated other comprehensive loss	(15,494)	(19,018)

Total stockholders' equity	855,601	749,690

Total liabilities and stockholders' equity	$1,058,051	$856,945

See accompanying notes.

   Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$193,616	$135,562	$541,601	$402,845
Cost of goods sold	81,945	58,853	251,160	167,823

Gross profit	111,671	76,709	290,441	235,022
Selling, general and
administrative expenses	19,859	13,023	55,902	40,552
Research and development
expense	14,695	11,732	43,625	30,135

	34,554	24,755	99,527	70,687

Operating income	77,117	51,954	190,914	164,335
Other income (expense):
Interest income	2,392	1,738	6,304	5,479
Interest expense	(10)	(15)	(26)	(525)
Foreign currency	4,413	(9,025)	470	(11,074)
Other	(2)	42	(40)	(1,367)

	6,793	(7,260)	6,708	(7,487)

Income before income taxes	83,910	44,694	197,622	156,848
Income tax provision	16,782	9,386	39,523	32,799

Net income	$67,128	$35,308	$158,099	$124,049

Net income per share:
Basic	$0.62	$0.33	$1.46	$1.15
Diluted	$0.62	$0.32	$1.45	$1.14
Weighted average common
shares outstanding:
Basic	108,119	108,037	108,159	107,993
Diluted	108,879	108,951	108,989	108,859
Dividends declared per share	$0.50	$0.50	$0.50	$0.50

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 25, 2004	September 27, 2003
Operating Activities:
Net income	$158,099	$124,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,617	14,624
Amortization of prepaid license fees	13,149	0
Loss on sale of property and equipment	112	65
Provision for doubtful accounts	671	364
Deferred income taxes	6,191	(2,678)
Foreign currency translation gains/losses	5,781	9,278
Provision for obsolete inventories	8,104	2,030
Changes in operating assets and liabilities:
Accounts receivable	(3,850)	(3,080)
Inventories	(31,253)	(19,508)
Other current assets	(27,536)	(1,100)
Accounts payable	6,658	(3,574)
Other current liabilities	15,562	(708)
Income taxes	15,095	6,272

Net cash provided by operating activities	179,400	126,034
Investing activities:
Purchases of property and equipment	(57,806)	(17,871)
Purchase of intangible assets	(12,736)	(1,114)
Purchase of marketable securities, net	(82,425)	(24,976)
Proceeds from asset sale	25	0
Purchase of UPS Aviation Technologies, Inc.,
net of cash acquired	0	(38,177)
Other	0	11

Net cash used in investing activities	(152,942)	(82,127)
Financing activities:
Payments on long term debt	0	(20,000)
Stock repurchase	(3,182)	0
Proceeds from issuance of common stock	988	1,799

Net cash used in financing activities	(2,194)	(18,201)
Effect of exchange rate changes on cash and cash equivalents	(1,089)	2,199

Net increase in cash and cash equivalents	23,175	27,905
Cash and cash equivalents at beginning of period	274,329	216,768

Cash and cash equivalents at end of period	$297,504	$244,673

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 25, 2004
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 39-week periods ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ended December 25, 2004.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 25, 2004 and September 27, 2003 both contain operating results for 13 weeks.

2. Inventories

The components of inventories consist of the following:

	September 25, 2004	December 27, 2003
Raw materials	$52,836	$45,388
Work-in-process	26,433	12,551
Finished goods	52,110	50,340
Inventory reserves	(11,595)	(11,485)

Inventory, net of reserves	$119,784	$96,794

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.‘s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. 100,000 shares have been repurchased and retired under this plan as of September 25, 2004. These amounts have been reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4. Long Term Debt

Garmin had no long-term debt as of September 25, 2004 or December 27, 2003.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 25, 2004	September 27, 2003
Numerator:
Numerator for basic and diluted net income
per share - net income	$67,128	$35,308

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,119	108,037
Effect of dilutive securities -
employee stock options	760	914

Denominator for diluted net income per share -
adjusted weighted-average common shares	108,879	108,951

Basic net income per share	$0.62	$0.33

Diluted net income per share	$0.62	$0.32

	39-Weeks Ended
	September 25, 2004	September 27, 2003
Numerator:
Numerator for basic and diluted net income
per share - net income	$158,099	$124,049

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,159	107,993
Effect of dilutive securities -
employee stock options	830	866

Denominator for diluted net income per share -
adjusted weighted-average common shares	108,989	108,859

Basic net income per share	$1.46	$1.15

Diluted net income per share	$1.45	$1.14

There were 1,255,827 antidilutive options for the 13-week period and 39-week period ended September 25, 2004.

6. Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	Sept 25, 2004	Sept 27, 2003
Net income	$67,128	$35,308
Translation adjustment	(3,074)	11,393
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	1,339	(432)

Comprehensive income	$65,393	$46,269

	39-Weeks Ended
	Sept 25, 2004	Sept 27, 2003
Net income	$158,099	$124,049
Translation adjustment	4,092	14,663
Change in fair value of effective portion of
cash flow hedges, net of deferred taxes	0	637
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(568)	(279)

Comprehensive income	$161,623	$139,070

7. Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	September 25, 2004		September 27, 2003
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$145,481	$48,135	$105,956	$29,606
Income before income taxes	$64,300	$19,610	$35,377	$9,317

	39-Weeks Ended
	September 25, 2004		September 27, 2003
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$417,330	$124,271	$315,563	$87,282
Income before income taxes	$153,457	$44,165	$122,646	$34,202

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 39-week periods ended September 25, 2004 and September 27, 2003:

	North America	Asia	Europe	Total
September 25, 2004
Sales to external customers	$367,477	$25,035	$149,089	$541,601
Long-lived assets	$117,884	$35,159	$415	$153,458
September 27, 2003
Sales to external customers	$284,589	$19,044	$99,212	$402,845
Long-lived assets	$59,963	$32,705	$467	$93,135

8. Stock Compensation Plans

Accounting for Stock-Based Compensation

        At September 25, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13-Weeks Ended
	September 25, 2004	September 27, 2003
Net income as reported	$67,128	$35,308
Deduct: Total stock-based employee compensation
expense determined under fair-value based method for all awards, net of tax effects
	(1,261)	(746)

Pro forma net income	$65,867	$34,562

Net income per share as reported:
Basic	$0.62	$0.33
Diluted	$0.62	$0.32
Pro forma net income per share:
Basic	$0.61	$0.32
Diluted	$0.60	$0.32

	39-Weeks Ended
	September 25, 2004	September 27, 2003
Net income as reported	$158,099	$124,049
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(3,747)	(2,262)

Pro forma net income	$154,352	$121,787

Net income per share as reported:
Basic	$1.46	$1.15
Diluted	$1.45	$1.14
Pro forma net income per share:
Basic	$1.43	$1.13
Diluted	$1.42	$1.12

2000 Non-employee Directors’ Option Plan

        In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2004 and 2003, options to purchase 6,621 and 3,648 shares, respectively were granted under this plan.

2000 Equity Incentive Plan

        Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2004 and 2003 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

        A summary of the Company’s stock option activity and related information under the Plan and the Directors’ Plan for the period ended September 25, 2004 and year ended December 27, 2003 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 28, 2002	$18.90	1,874
Granted	54.30	581
Exercised	14.91	(176)
Canceled	18.19	(22)

Outstanding at December 27, 2003	28.42	2,257
Granted	--	0
Exercised	18.15	(37)
Canceled	24.93	(15)

Outstanding at March 27, 2004	28.62	2,205
Granted	32.84	13
Exercised	14.27	(3)
Canceled	37.83	(10)

Outstanding at June 26, 2004	28.62	2,205
Granted	39.87	689
Exercised	15.04	(17)
Canceled	39.47	(3)

Outstanding at September 25, 2004		2,874

        There were 688,529 and 2,500 options granted during the 13-week periods ended September 25, 2004 and September 27, 2003, respectively.

        The weighted-average remaining contract life for options outstanding at September 25, 2004 is 8.15 years. Options outstanding at September 25, 2004 have exercise prices ranging from $14.00 to $54.54. At September 25, 2004, options to purchase 610,941 shares are exercisable.

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

	13-Weeks Ended
	September 25, 2004	September 27, 2003
Balance - beginning of the period	$12,379	$6,131
Increase from purchase of Garmin AT	0	1,226
Accrual for products sold
during the period	6,084	3,487
Expenditures	(5,028)	(2,716)

Balance - end of the period	$13,435	$8,128

	39-Weeks Ended
	September 25, 2004	September 27, 2003
Balance - beginning of the period	$8,399	$5,949
Increase from purchase of Garmin AT	0	1,226
Accrual for products sold
during the period	18,562	9,542
Expenditures	(13,526)	(8,589)

Balance - end of the period	$13,435	$8,128

10. Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $20 million over the next 3 years.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 25, 2004	September 27, 2003
Net sales	100.0%	100.0%
Cost of goods sold	42.3%	43.4%

Gross profit	57.7%	56.6%
Research and development	7.6%	8.7%
Selling, general and administrative	10.3%	9.6%

Total operating expenses	17.9%	18.3%

Operating income	39.8%	38.3%
Other income (expense), net	3.5%	(5.3%)

Income before income taxes	43.3%	33.0%
Provision for income taxes	8.6%	7.0%

Net income	34.7%	26.0%

	39-Weeks Ended
	September 25, 2004	September 27, 2003
Net sales	100.0%	100.0%
Cost of goods sold	46.4%	41.7%

Gross profit	53.6%	58.3%
Research and development	8.1%	7.4%
Selling, general and administrative	10.3%	10.1%

Total operating expenses	18.4%	17.5%

Operating income	35.2%	40.8%
Other income (expense), net	1.2%	(1.9%)

Income before income taxes	36.4%	38.9%
Provision for income taxes	7.3%	8.1%

Net income	29.1%	30.8%

        The following table sets forth our results of operations (in thousands) for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	September 25, 2004		September 27, 2003
	Consumer	Aviation	Consumer	Aviation
Net sales	$145,481	$48,135	$105,956	$29,606
Cost of goods sold	64,165	17,780	47,646	11,207

Gross profit	81,316	30,355	58,310	18,399
Operating expenses:
Selling, general and administrative	15,485	4.374	9,850	3,173
Research and development	7,513	7,182	6,014	5,718

Total operating expenses	22,998	11,556	15,864	8,891

Operating income	58,318	18,799	42,446	9,508
Other income (expense), net	5,982	811	(7,069)	(191)

Income before income taxes	$64,300	$19,610	$35,377	$9,317

	39-Weeks Ended
	September 25, 2004		September 27, 2003
	Consumer	Aviation	Consumer	Aviation

Net sales	$417,330	$124,271	$315,563	$87,282
Cost of goods sold	204,680	46,480	136,570	31,253

Gross profit	212,650	77,791	178,993	56,029
Operating Expenses:
Selling, general and administrative	42,597	13,305	31,958	8,594
Research and development	21,985	21,640	17,210	12,925

Total Operating Expenses	64,582	34,945	49,168	21,519

Operating income	148,068	42,846	129,825	34,510
Other income (expense), net	5,389	1,319	(7,179)	(308)

Income before income taxes	$153,457	$44,165	$122,646	$34,202

Comparison of 13-Weeks Ended September 25, 2004 and September 27, 2003

Net Sales

	13-weeks ended September 25, 2004		13-weeks ended September 27, 2003		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$145,481	75.1%	$105,956	78.2%	$39,525	37.3%

Aviation	48,135	24.9%	29,606	21.8%	$18,529	62.6%

Total	$193,616	100.0%	$135,562	100.0%	$58,054	42.8%

        Increases in consumer sales for the 13-week period ended September 25, 2004 were primarily due to increased demand across all product lines. Increases in aviation sales were due to revenues from both panel-mount and portable products and Garmin AT sales for the 13-week period ended September 25, 2004. Approximately 45% of sales in the third quarter of 2004 were generated from products introduced in the last twelve months.

        Total consumer and aviation unit sales increased 4% to 540,000 in the third quarter of 2004 from 517,000 in the same period of 2003. The higher unit sales volume in the third quarter of fiscal 2004 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both consumer and aviation segments, however the average unit price also increased as well.

Gross Profit

	13-weeks ended September 25, 2004		13-weeks ended September 27, 2003		Quarter over Quarter
	Gross Profits	% of Revenues	Gross Profits	% of Revenues	$ Change	% Change
Consumer	$81,316	55.9%	$58,310	55.0%	$23,006	39.5%

Aviation	30,355	63.1%	18,399	62.1%	11,956	65.0%

Total	$111,671	57.7%	$76,709	56.6%	$34,962	45.6%

        Gross profit improvements within the consumer segment in the quarter ended September 25, 2004, when compared to the same quarter in 2003, was driven primarily by improved product mix within the segment.

        Aviation gross margin improvements were primarily a result of favorable product mix versus the same quarter of 2003 and a $1.8 million payment to Garmin AT for the completion of a government contract.

Selling, General and Administrative Expenses

	13-weeks ended September 25, 2004		13-weeks ended September 27, 2003
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$15,485	10.6%	$9,850	9.3%	$5,635	57.2%

Aviation	4,374	9.1%	3,173	10.7%	1,201	37.9%

Total	$19,859	10.3%	$13,023	9.6%	$6,836	52.5%

        The increase in expense was driven primarily by increased advertising costs ($4.5 million), increased marketing and operating costs ($1.0 million), Oracle consulting costs ($0.9 million), and Garmin AT selling, general and administrative costs ($0.5 million).

Research and Development Expense

	13-weeks ended September 25, 2004		13-weeks ended September 27, 2003
					Quarter over Quarter
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$7,513	5.2%	$6,014	5.7%	$1,499	24.9%

Aviation	7,182	14.9%	5,718	19.3%	1,464	25.6%

Total	$14,695	7.6%	$11,732	8.7%	$2,963	25.3%

        The increase in expense was due to ongoing development activities for new products, and the addition of 10 new engineering personnel to our staff during the third quarter of 2004 as a result of our continued emphasis on product innovation. Aviation research and development costs increases came from both our core technology activities and from Garmin AT.

Operating Income

	13-weeks ended September 25, 2004		13-weeks ended September 27, 2003		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$58,318	40.1%	$42,446	40.1%	$15,872	37.4%

Aviation	18,799	39.1%	9,508	32.1%	9,291	97.7%

Total	$77,117	39.8%	$51,954	38.3%	$25,163	48.4%

        Operating income rose as a percent of revenue as a result of product mix shift that included more sales of new, higher-margin products, offset in part by increased research and development costs, increased marketing costs, and Oracle implementation costs.

Other Income (Expense)

	13-weeks ended September 25, 2004	13-weeks ended September 27, 2003
Interest Income	$2,392	$1,738

Interest Expense	(10)	(15)

Foreign Currency Exchange	4,413	(9,025)

Other	(2)	42

Total	$6,793	($7,260)

        The average taxable equivalent interest rate return on invested cash during the third quarter of 2004 was 1.6% compared to 1.4% during the same quarter of 2003.

        The $4.4 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2004, when the exchange rate increased to 33.99 TD/USD at September 25, 2004 from 33.68 TD/USD at June 26, 2004. The $9.0 million loss in the same quarter of 2003 was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2003, when the exchange rate decreased to 33.79 TD/USD at September 27, 2003 from 34.61 TD/USD at June 28, 2003.

Income Tax Provision

        Income tax expense increased by $7.4 million, to $16.8 million, for the 13-week period ended September 25, 2004 from $9.4 million for the 13-week period ended September 27, 2003 due to our higher income before taxes. The effective tax rate fell to 20% from 21% due to incremental tax holidays applied for in Taiwan this year.

Net Income

        As a result of the above, net income increased 90% for the 13-week period ended September 25, 2004 to $67.1 million compared to $35.3 million for the 13-week period ended September 27, 2003.

Comparison of 39-weeks Ended September 25, 2004 and September 27, 2003

Net Sales

	39-weeks ended September 25, 2004		39-weeks ended September 27, 2003		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$417,330	77.1%	$315,563	78.3%	$101,767	32.2%

Aviation	124,271	22.9%	87,282	21.7%	36,989	42.4%

Total	$541,601	100.0%	$402,845	100.0%	$138,756	34.4%

        Increases in consumer sales for the 39-week period ended September 25, 2004 were primarily due to increased demand across all product lines. Increases in aviation sales were due to revenues from new product releases and Garmin AT sales for the 39-week period ended September 25, 2004.

        Total consumer and aviation unit sales increased 8% to 1,587,000 year-to-date for 2004 from 1,476,000 in the same period of 2003. The higher unit sales volume year-to-date for fiscal 2004 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both the consumer and aviation segments.

Gross Profit

	39-weeks ended September 25, 2004		39-weeks ended September 27, 2003		Period over Period
	Gross Profits	% of Revenues	Gross Profits	% of Revenues	$ Change	% Change
Consumer	$212,650	51.0%	$178,993	56.7%	$33,657	18.8%

Aviation	77,791	62.6%	56,029	64.2%	21,762	38.8%

Total	$290,441	53.6%	$235,022	58.3%	$55,419	23.6%

        Gross margin changes within the consumer segment in the nine-month period ended September 25, 2004, when compared to the same period in 2003, were driven primarily by:

     —   Product mix changes, as certain new, popular lower-margin products sold well during the period,
     —   Higher product transition costs during the period due to the introduction of 44 new products during the period,
           36 of which occurred in the first half of 2004, and
     —   Raw materials price increases in the early part of the period, which only recently began to improve.

        Aviation gross margins were primarily impacted by certain program costs associated with the G1000 cockpit and the contribution of the Garmin AT business, which generates lower gross margin than the rest of the aviation segment, partially offset by favorable product mix due to the introduction of higher margin portable aviation products sold within the segment.

Selling, General and Administrative Expenses

	39-weeks ended September 25, 2004		39-weeks ended September 27, 2003
	Selling, General &		Selling, General &		Period over Period
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$42,597	10.2%	$31,958	10.1%	$10,639	33.3%

Aviation	13,305	10.7%	8,594	9.8%	4,711	54.8%

Total	$55,902	10.3%	$40,552	10.1%	$15,350	37.9%

        The increase in expense was driven primarily by increased call center expenses ($0.5 million), increased marketing and operating costs ($3.0 million), Oracle implementation costs ($1.8 million), Garmin AT selling, general and administrative costs ($2.6 million), and increased advertising costs ($7.0 million).

Research and Development Expense

	39-weeks ended September 25, 2004		39-weeks ended September 27, 2003
					Period over Period
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$21,985	5.3%	$17,210	5.5%	$4,775	27.7%

Aviation	21,640	17.4%	12,925	14.8%	8,715	67.4%

Total	$43,625	8.1%	$30,135	7.5%	$13,490	44.8%

        The increase in expense was due to ongoing development activities for new products, and the addition of 48 new engineering personnel to our staff year-to-date in 2004 as a result of our continued emphasis on product innovation. Aviation research and development costs increases came from both our core technology and from Garmin AT.

Operating Income

	39-weeks ended September 25, 2004		39-weeks ended September 27, 2003		Period over Period
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$148,068	35.5%	$129,825	41.1%	$18,243	14.1%

Aviation	$42,846	34.5%	34,510	39.5%	8,336	24.2%

Total	$190,914	35.2%	$164,335	40.8%	$26,579	16.2%

        Operating income as a percentage of revenue fell as a result of product mix shift, the phase-out of old products, increased research and development costs, and increased marketing, product support, and Oracle implementation costs.

Other Income (Expense)

	39-weeks ended September 25, 2004	39-weeks ended September 27, 2003
Interest Income	$6,304	$5,479

Interest Expense	(26)	(525)

Foreign Currency Exchange	470	(11,074)

Other	(40)	(1,367)

Total	$6,708	($7,487)

        The average taxable equivalent interest rate return on invested cash during the 39-week period ending September 25, 2004 was 1.4% compared to 1.4% during the same period in 2003. Interest expense decreased to $0 for the 39-week period ended September 25, 2004 from $0.5 million for the 39-week period ended September 27, 2003 due to purchase and retirement of industrial revenue bonds in the second quarter of 2003.

The $0.5 million currency gain was due to the strength of the U.S. Dollar compared to the Taiwan Dollar year-to-date in fiscal 2004, when the exchange rate decreased to 33.99 TD/USD at September 25, 2004 from 34.05 TD/USD at December 27, 2003. The $11.1 million loss in the same period of 2003 was due to the weakness of the U.S. Dollar compared to the Taiwan Dollar during the first nine months of fiscal 2003, when the exchange rate decreased to 33.79 TD/USD at September 27, 2003 from 35.10 TD/USD at December 28, 2002.

Income Tax Provision

        Income tax expense increased by $6.7 million, to $39.5 million, for the 39-week period ended September 25, 2004 from $32.8 million for the 39-week period ended September 27, 2003 due to our higher income before income taxes combined with a lower effective tax rate. The effective tax rate declined to 20% from 20.9% due to incremental tax holidays applied for in Taiwan during the period.

Net Income

        As a result of the above, net income increased 27% for the 39-week period ended September 25, 2004 to $158.1 million compared to $124.0 million for the 39-week period ended September 27, 2003.

Liquidity and Capital Resources

        Net cash generated by operating activities was $179.4 million for the 39-week period ended September 25, 2004 compared to $126.0 million for the 39-week period ended September 27, 2003. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $23.0 million increase in inventory at September 25, 2004 when compared to inventory on December 27, 2003. Inventory levels increased year-to-date in 2004 primarily due to higher sales volumes during the year and the accumulation of components ahead of manufacturing product necessary to meet demand during the fourth quarter of 2004. Prepaid assets increased $18.7 million year-to-date in 2004 primarily due to the prepayment of certain license fees in order to obtain favorable pricing for these licenses through long-term contracts. Accounts receivable increased $3.2 million during 2004 due to the shipment of new products into the retail channel during the third quarter of 2004.

        Cash flow from investing activities during the 39-week period ending September 25, 2004 was a $152.9 million use of cash. Cash flow used in investing activities principally related to $57.8 million in capital expenditures primarily related to the Olathe, Kansas facilities expansion project, the net purchase of $82.4 million of fixed income securities associated with the investment of our on-hand cash balances, and the payment of prepaid license fees of $12.7 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 1.4%.

        Cash flow from financing activities during the period was a $2.2 million use of cash, which represents a use of cash for share repurchases of $3.2 million and a source of cash from the issuance of common stock related to our Company stock option plan of $1.0 million.

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

Contractual Obligations and Commercial Commitments

        On April 25, 2003, Garmin International, Inc. signed an agreement with Turner Construction Company engaging Turner as the construction manager on the facility expansion in Olathe, Kansas. The estimated cost of completion on this expansion project is approximately $65.0 million with estimated completion in November 2004.    $58.1 million has been expended through September 25, 2004 on this construction project.

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

        The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 0.2% during the first nine months of 2004 and resulted in a foreign currency gain of $0.5 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

        As of September 25, 2004, we no longer have interest rate risk in connection with our industrial revenue bonds as these bonds have been retired.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. As of September 25, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 25, 2004 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.   Legal Proceedings

From time to time the Company is involved in litigation arising in the course of its operations. As of October 29, 2004, the Company was not a party to any legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000.000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. No shares were repurchased in the fiscal quarter ended September 25, 2004.

Item 3.   Defaults Upon Senior Securities

                       None

Item 4.   Submission of Matters to a Vote of Security Holders

                       None

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

              b.     Reports on Form 8-K

                     The Company furnished under Items 7 and 12 of Form 8-K the Company’s Form 8-K dated July 28, 2004 reporting the announcement of financial results for the fiscal quarter ended June 26, 2004.

                     The Company furnished under Items 5 and 7 of Form 8-K the Company’s Form 8-K dated August 16, 2004 attaching a press release announcing the retirement of Gary L. Burrell as Co-Chairman and a director and the appointment of Charles W. Peffer and Clifton A. Pemble as directors.

                     The Company filed under Items 8.01 and 9.01 of Form 8-K the Company’s Form 8-K dated September 7,
                      2004 attaching as exhibits forms of stock option agreements to be used pursuant to the Company’s stock option plans.

                     The Company furnished under Item 7.01 of Form 8-K the Company’s Form 8-K dates September
                     14, 2004 announcing a webcast of a presentation by the Company to financial analysts on
                      September 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Kevin Rauckman ____________________________________ Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:   November 3, 2004

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2004	By /s/ Min H. Kao ____________________________________ Min H. Kao Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

      I, Kevin Rauckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2004	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending September 25, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Min H. Kao, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 3, 2004	By /s/ Min H. Kao _______________________________ Min H. Kao Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending September 25, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 3, 2004	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer