Form 10-K
period 2004-12-25
GARMIN LTD
filed 2005-03-09
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________
Commission file number 0-31983
_________________

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands
(State or other jurisdiction
of incorporation or organization)
5th Floor, Harbour Place, P.O. Box 30464 SMB,
103 South Church Street
George Town, Grand Cayman, Cayman Islands
(Address of principal executive offices)	98-0229227 (I.R.S. Employer identification no.) N/A (Zip Code)

        Company’s telephone number, including area code: (345) 946-5203

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Per Share Par Value
(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

        Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Company as of September 25, 2004, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing price of the Company’s common shares on the Nasdaq Stock Market for that date

Common Shares, $.01 par value – $ 2,441,637,737
Number of shares outstanding of the Company’s common shares as of March 1, 2005:
Common Shares, $.01 par value – 108,421,710

Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed no later than 120 days after December 25, 2004	Part of Form 10-K into which Incorporated Part III

Garmin Ltd.

2004 Form 10-K Annual Report

Table of Contents

Cautionary Statement With Respect To Forward-Looking Comments	3

Part I

Part II

Part III

Item 10.	Directors and Executive Officers of the Company	74
Item 11.	Executive Compensation	74
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	75
Item 13.	Certain Relationships and Related Transactions	75
Item 14.	Principal Accounting Fees and Services	75

Part IV

Item 15.	Exhibits, Financial Statement Schedules	76
	Signatures	80

GARMIN, the GARMIN logo, the GARMIN globe design, the GARMIN “swoosh”’ design, APOLLO, BLUECHART, CITY SELECT, DCG, ETREX, ETREX CAMO, ETREX LEGEND, ETREX SUMMIT, ETREX VENTURE, ETREX VISTA, FORERUNNER, GNC, GPS II, GPS III, GPS V, GPSMAP, GUIDANCE BY GARMIN, IQUE, MAPSOURCE, METROGUIDE, NAVTALK, PERSONAL NAVIGATOR, RINO, SEE-THRU, STREETPILOT, and TRACBACK are included among the registered trademarks of Garmin, and, FORETREX, G1000, GEKO, NROUTE, QUE, QUEST and WAAS ENABLED are included among the trademarks of Garmin Ltd. or its subsidiaries. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

        The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K under the heading “Company-Specific Trends and Risks”. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

Part I

Item 1.  Business

        This discussion of the business of Garmin Ltd. (“Garmin” or the “Company”) should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” (“MD&A”) under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has two business segments: Consumer and Aviation. Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” Note 10 is incorporated herein by reference in partial response to this Item 1.

        Garmin was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin shares in the United States. Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

        Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed on behalf of directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s Internet website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

        The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website and such information should not be considered part of this report on Form 10-K.

Recent Developments in the Company’s Business

        Since the inception of its business, Garmin has delivered over 10 million products. This benchmark was achieved during 2004 with the delivery of over 2.3 million units.

        New Consumer Product Introductions

        Among the new consumer products launched in 2004 was the Garmin Marine Network, a proprietary ethernet-based network that seamlessly connects several plug-and-play marine components, delivering position data, charting, weather, sonar, radar and other data to boaters.

        In March 2004, Garmin began shipping the StreetPilot® 2620, for portable automotive applications. This newest addition to our StreetPilot® product line features fully loaded maps, eliminating the need for downloading map data to the unit from a computer.

        New Aviation Product Introductions

        Among the new Garmin aviation products in 2004 was the G1000 integrated avionics system which began shipping in late 2004. The G1000 system is currently certified by the Federal Aviation Administration in seven aircraft models.

        Expansion of Facilities

        2004 marked the completion by Garmin International, Inc., Garmin’s principal U.S. subsidiary, of a $65 million expansion of its Olathe, Kansas facility, which supports the Company’s engineering, product development, warehouse, and customer support operations. Garmin AT, Inc., another U.S. subsidiary, also completed an expansion of its Salem, Oregon aircraft hangar facility, which provides additional capacity to support certification of aviation products. Garmin’s Taiwan subsidiary also improved its manufacturing capability in 2004 by adding additional Surface Mount Technology (SMT) manufacturing lines and adding 300 new manufacturing associates at its Taiwan factory.

Company Overview

        Garmin is a leading, worldwide provider of navigation, communications and information devices, most of which are enabled by GPS technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the general aviation and consumer markets. Each of Garmin’s GPS products utilizes its proprietary integrated circuit and receiver designs to collect, calculate and display location, direction, speed and other information in forms optimized for specific uses.

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

        Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability (“SA”) for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. In a presidential policy statement issued in December 2004, the Bush administration stated that the U.S. does not intend to implement SA again and is committed to preventing hostile use of GPS through regional denial of service, minimizing the impact to peaceful users. With SA removed, a GPS receiver can calculate its position to an accuracy of approximately 10 meters or less, enhancing the utility of GPS for most applications.

        The accuracy and utility of GPS can be enhanced even further through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration (“FAA”) has developed a Wide Area Augmentation System (“WAAS”) comprising ground reference stations and additional satellites that improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS supports the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS also enhances the utility of WAAS-enabled GPS receivers for consumer applications. The FAA announced on July 11, 2003 that the WAAS system had achieved initial operating capability and that the system was available for instrument flight use with appropriately certified avionics equipment. Since that time, the FAA has installed four new ground reference stations in Alaska with the plan that they will be fully operational in December 2005. Further planned improvements to the WAAS system include the addition of two new geostationary satellites transmitting WAAS corrections and integrity and additional ground reference stations in Canada and Mexico that are scheduled for integration into the operational WAAS system in 2006.

Products

        Garmin has achieved a leading market position and a history of consistent growth in revenues and profits by offering ergonomically designed, user friendly products with innovative features and designs covering a broad range of applications and price points.

        Garmin’s target markets currently consist of the consumer segment, which primarily includes marine, recreational, fitness, PDA and automotive products, and the aviation segment, which consists of panel mount and portable products for use in general aviation aircraft.

        While the marine, recreational, automotive and aviation product lines will continue to be the core of Garmin’s business in the near-term, GPS capabilities are becoming increasingly commercially viable in a wide range of consumer products and services, two-way radios, and mobile information devices (such as Family Radio Service and General Mobile Radio Service, two-way radios, and personal digital assistants). Garmin’s goal is to take advantage of its brand name and its product development experience to expand its product line in these markets.

Consumer

        Garmin currently offers a wide range of consumer products, including handheld GPS receivers, two-way radios with integrated GPS receivers, GPS-enabled portable digital assistants, GPS-enabled training assistants for athletic activities, portable automotive navigation devices and fixed-mount GPS/Sounder products. Garmin believes that its consumer products are known for their value, high performance, innovation and ergonomics.

        Garmin also offers a broad set of accessories for its products. For instance, Garmin’s MapSource® CDs, which can be loaded into selected GPS products through a personal computer, provide detailed mapping information for the United States and Canada, Australia, South Africa and a number of European, Middle East and Asian countries. With this information, many of Garmin’s products can provide the customer with detailed information concerning business listings and points of interest. A user can choose a business listing (e.g., restaurants, hotels, and shops) and the unit will display the location of the destination on a map along with the user’s location and the distance from the user’s location. Some of Garmin’s products offer automatic route calculation and turn-by-turn route guidance. Garmin’s BlueChart® CD’s and data cards, which are compatible with selected GPS chartplotter and handheld products, provide detailed nautical chart data for boaters.

        The table below includes a sampling of some of the products that Garmin currently offers to consumers.

Handheld and portable consumer products:

Geko (3 models)	Miniature size, low-cost GPS receivers with colorful design and easy operation.

Forerunner (3 models)	Affordable, compact, lightweight training assistant for athletes with an easy-to-read display, ergonomic wristband, and integrated GPS sensor that provides precise speed, distance, and pace data. The Forerunner product line was recently expanded to include a model with heart rate monitoring function.

eTrex (8 models)	Ultra-compact, full-feature handheld GPS design for outdoor enthusiasts. All models are waterproof and have rugged designs. The eTrex Summit, eTrex Vista and eTrex Vista C have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe. eTrex Camo features a camouflaged design and a hunting and fishing almanac. The eTrex Legend C and Vista C models offer a bright color TFT display, together with automatic route generation, off-route recalculation, turn-by-turn directions with alert tones, and longer battery life. In fiscal years 2004, 2003 and 2002, the eTrex class of products represented approximately 12%, 19%, and 20%, respectively, of Garmin’s total consolidated revenues.

StreetPilot (4 models)	Portable automotive navigation systems with basemap and MapSource compatibility allowing street level mapping, points of interest and address location functionality. Features of the StreetPilot 2610 and 2650 include “turn by turn” automatic route guidance and voice prompting, high resolution color display, remote control, touch screen, and PC/USB connection capabilities. The StreetPilot 2650 and 2660 additionally feature “dead reckoning” capabilities allowing for continued navigation even in the event of lost GPS reception. The StreetPilot 2620 and 2660 feature pre-loaded MapSource City Navigator detailed maps which simplify the user experience by eliminating the need to download maps from a personal computer. In fiscal years 2004, 2003, and 2002, the StreetPilot 2610/2620/2650/2660 class of products (which commenced shipping with the StreetPilot 2610 in August 2003) represented approximately 14%, 5%, and 0%, respectively, of Garmin’s total consolidated revenues.

GPS60 (4 models)	All of the 60 Series models offer lightweight, rugged and waterproof performance. The GPSMAP 60C and 60CS offer 256-color transreflective TFT color displays and 56MB of internal memory for uploading mapping data from MapSource CD-ROMs and automatic route calculation with turn-by-turn directions. The GPS 60 is a basic GPS without mapping while the GPSMAP 60 offers a monochrome display and 24 MB of downloadable memory.

GPS 72	Rugged, handheld GPS for land or marine navigation. Features include 1 MB internal memory for loading MapSource points of interest and high contrast 4-level gray scale display.

GPS 76 (5 models)	Handheld GPS with large display and a waterproof case which floats in water. Preloaded with U.S. tidal data. The GPS 76 is a basic GPS without a basemap. The GPSMAP 76 has an internal basemap and MapSource compatibility for street level mapping and detailed marine charts. The GPSMAP 76S additionally features a barometric altimeter and an electronic compass. The GPSMAP 76C and GPSMAP 76CS feature a bright color display, 115 MB of memory, Americas Autoroute basemap, and a Marine Point database. The GPSMAP 76CS also features a barometric altimeter and electronic compass.

GPS V	Portable GPS with turn-by-turn automatic route guidance, MapSource compatibility for street level mapping and selectable vertical or horizontal displays.

iQue (3 models)	Portable Digital Assistant (PDA) with integrated GPS and mapping for both Palm and Pocket PC applications. The iQue 3200 and 3600 use the Palm OS 5 platform and come with the standard Palm applications. Both offer a flip-up integrated GPS antenna, automatic route calculation, turn-by-turn voice route guidance and patent-pending contact-locator feature that connects the address book and calendar to GPS mapping features. The iQue 3600 includes a voice recorder, MP3 player, and a collapsible Graffiti area. The iQue M5 uses the latest Microsoft® Pocket PC platform, the Windows Mobile™ 2003 Second Edition operating system. The iQue M5 is powered by a 416-MHz Intel® PXA 272 microprocessor, and provides the user with 64 MB of RAM, 64 MB of ROM and data back-up protection. The embedded Bluetooth® transceiver in the iQue M5 allows the user to establish a personal-area network with computer systems and Bluetooth-enabled devices such as mobile phones, other PDAs, and printers.

cfQue 1620	CompactFlash® GPS module with street-level, turn-by-turn navigation applications for personal digital assistants (PDAs) that operate on the PocketPC platform. This module features Garmin’s Que technology, which delivers high-performance GPS location, mapping, and navigation capabilities to handheld devices with a compact flash card slot.

GPS 10	Bluetooth®-enabled wireless GPS receiver that adds full GPS navigation capabilities to a PocketPC or PC laptop.

GPS 18	The GPS 18 turns a PC laptop into a powerful street navigator. It is offered as a stand-alone sensor or bundled with nRoute™ and City Select software that automatically guides with turn-by-turn directions and voice prompts.

Quest	Pocket-sized, portable, easy-to-use GPS unit with high-end navigation features, including 256-color, bright, sunlight-readable display, automatic routing with turn-by-turn directions and voice guidance, and 115 MB of internal memory.

Marine fixed-mount units:

GPS 126, 128 and 152	Low cost fixed-mount GPS units for boating with either a built-in antenna or an external antenna for exposed installations. GPS 152 has an internal database of U.S. cities and navigation aids and has the compatibility of uploading points of interest data from a personal computer with MapSource CD-ROMs.

GPSMAP (17 models)	Marine GPS/plotter combinations for boating and fishing enthusiasts of different levels. Features available on different models include a variety of display sizes (ranging in size from 3.8” to 10”), high-contrast LCD graphics, monochrome 16-color or 256-color displays and the capability of uploading mapping and nautical chart data from a personal computer with MapSource and BlueChart CD-ROMs.

GDL 30 & 30A	These weather data receivers deliver real-time XM WX Satellite Weather data for the continental United States. In addition, the GDL 30A adds CD-quality audio capability to the GPSMAP 30XX series utilizing the XM Satellite Radio service.

GMR 20 & 40	The GMR 20 & 40 models add marine radar information to the GPSMAP 30XX systems. This information is integrated with other functions provided by the system including GPS, sonar, and XM WX Satellite Weather data components in a marine network system.

Sounder products:

FishFinders (6 models)	Fishfinders feature DCG® and See-Thru® technology, which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas. Features available on different models include color displays and dual frequency transducers for optimal performance in deep water.

GPSMAP/Sounder (5 models)	“All-in-one” product lines with GPS, chartplotter and sonar functionality. These units come with different display sizes (ranging in size from 4.2” to 7.25”) and the capability of uploading mapping and nautical chart data. Certain models feature dual frequency transducers for optimal sonar performance in deep water. GPSMAP 178C and GPSMAP 188C feature color displays.

GSD 20	This “black-box” sounder interfaces with several GPSMAP products and enhances their utility by providing the depth sounder and fish finder functions in a remote mounted package.

Consumer communications products:

Rino (3 models)	Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 120 has an internal basemap and MapSource compatibility for street-level mapping. The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and NOAA weather radio receiver.

VHF 725	Waterproof, portable, handheld marine two-way radio with 5-watt power output provides Very High Frequency (VHF) communication capabilities for all types of boaters.

Aviation

        Garmin’s panel-mounted product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, traditional VHF navigation receivers, instrument landing system (ILS) receivers, digital transponders (which transmit either an aircraft’s altitude or its flight identification number in response to requests transmitted by ground-based air traffic control radar systems or air traffic avoidance devices on other aircraft), marker beacon receivers and audio panels.

        Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. Garmin was the first company to offer a GPS receiver, the GPS 155/165, which met the Federal Aviation Administration’s requirements for certain kinds of instrument approaches and did so a full year ahead of its competitors. The GPS 155/165 with its instrument approach capability won Flying Magazine’s outstanding achievement award for 1994. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was also recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998. In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Garmin won first place for avionics product support in Professional Pilot magazine’s survey of its readers published in its January 2005 issue. Also, Garmin was ranked No. 1 among avionics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in a survey of readers of Professional Pilot magazine published in its January 2004 issue. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance Broadcast technology, an enabling technology for air traffic management.

        Garmin’s panel-mounted aviation products are sold in the retrofit market where older aircraft are fitted with the latest electronics from Garmin’s broad product line. Garmin believes this market continues to have good growth potential as aircraft owners elect to upgrade their existing aircraft at a cost that is lower than purchasing a new aircraft.

        Garmin has also expanded its range of aviation electronics (avionics) offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Diamond Aircraft Industries and Mooney Aircraft Corporation through the OEM installation of the G1000 integrated cockpit system. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large sunlight-readable TFT displays. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include flight control systems and weather radar technology.

        The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPSMAP 96 & 96C	Portable units integrating full-featured GPS navigation with Jeppesen database and comprehensive towers-and-obstacles database. GPSMAP 96C offers a color display and 119 MB of memory for downloadable maps.

GPSMAP 196	Portable GPS receiver with 3.8” diagonal moving map and Horizontal Situation Indicator (HSI) display with internal basemap and automatic logbook functions. Also features automatic turn-by-turn automotive routing and MapSource compatibility for street-level mapping.

GPSMAP 296	In addition to a 3.8” diagonal color display, this high-end portable GPS receiver offers new features like terrain cautions and alerts, sectional chart-like topographic data, a built-in obstacle database, and a transparent navigation arc view for course, speed and distance information.

iQue 3600a	Combines the convenience of a Palm PDA with the features of a Garmin GPS aviation portable. Features include Jeppesen database and obstacle databases, “Terrain” mode, detailed Sectional chart-style overview, and a patent-pending aviation cradle mount. Also features a suite of personal information management (PIM) applications, voice recorder, MP3 player and Secure Digital card slot for memory expansion. Optional MapSource CD downloads and user-selectable formats enable the iQue 3600a to move from plane to automobile.

Panel-mount aviation products:

GNC 300XL TSO	Instrument Flight Rules (“IFR”) certified product that combines a GPS receiver with VHF radio and features moving map graphics.

400 Series (3 models)	The GNS 430 was the world’s first “all-in-one” IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.

500 Series (2 models)	These units combine the features of the 400 series along with a larger 5” color display. 500 Series units may now be ordered with or upgraded to Class B Terrain Awareness and Warning System (TAWS-B).

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 340	A feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities.

GTX 320A & 327	FAA-certified transponders which transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions.

GTX 32	Remote mounted solid-state Mode C digital transponder. Its solid-state transmitter provides 200 watts of nominal power output. Compatible with GNS 480 and G1000 systems.

GTX 330 & 330D	FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS).

GTX 33 & 33D	Remote mounted Mode S, IFR-certified transponders with datalink capability, including local traffic updates. Receive FAA Traffic Information Services (TIS), including location, direction, altitude, and climb/descent information of nearby aircraft. Compatible with GNS 480 and G1000 systems.

GDL 90	The GDL 69 is the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards. The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar. The GDL 90 relies on the infrastructure that is part of the FAA’s Safe Flight 21 program. This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place along the East Coast and in Arizona. Additional installations of the ADS-B ground stations are planned. The ground stations can track aircraft movement and will eventually be used to broadcast traffic and weather services. Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

GDL 49 & GDL 69	The GDL 49 and GDL 69 offer the ability to provide real-time weather information to the aircraft which can be displayed on one of several panel-mounted devices such as the GNS 430, MX 20, and G1000 systems. The GDL 49 uses ORBCOMM satellite technology delivering weather information provided by Echo Flight. The GDL 69 and GDL 69A receive real-time weather information broadcast by the XM WX Satellite radio system. In addition, the GDL 69A expands the utility of the system by providing CD quality audio provided by XM Satellite Radio.

GNS 480	Integrated avionics unit with GPS navigation receiver certified for primary means Wide Area Augmentation System (WAAS)/GPS navigation and VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.

MX 20	Multi-function display unit featuring high resolution 6-inch active-matrix color LCD display and customizable map function.

SL 30 & SL 40	The SL30 is a compact VHF navigation and communications unit that combines a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL40 is a 760-channel VHF communications radio only. Both the SL30 and SL40 feature 10 watt communications transmitters.

G1000	The G1000 is one of the first systems for General Aviation aircraft to fully integrate navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. The G1000 offers OEM customers an easy-to-install solution for flight displays and provides the aircraft owner the benefits of a state-of-the-art avionics system which relies on modern technologies such as solid state components and bright, sunlight-readable TFT displays.

Sales and Marketing

        Garmin’s consumer products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer represented 10% or more of Garmin’s consolidated revenues in the year ended December 25, 2004. Garmin intends to selectively grow its dealer network geographically and by product lines. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), Romsey, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia and Australia). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

        Garmin’s U.S. consumer segment marketing is handled through its dealers who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s largest consumer products dealers include:

        • Bass Pro Shops—a freshwater sports specialist with a sophisticated catalog sales effort and “super store” locations;

        • Best Buy—one of the largest U.S. electronics retailers;

        • Boaters World—a leading off-shore marine retailer with multiple locations;

        • Cabela’s—a major hunting and fishing catalog retailer for the outdoor marine market with super store and destination store locations;

        • Circuit City—a leading U.S. electronics retailer;

        • Target—a leading mass merchandise chain of retail stores;

        • Wal-Mart—one of the world’s largest mass retailers; and

        • West Marine—the largest U.S. marine retailer specializing in offshore boating equipment.

        Garmin’s Europe, Middle East and Africa consumer segment marketing is handled through in-country distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in Romsey, U.K., these distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles its Asia marketing effort.

        Instrument Flight Rules (“IFR”) products are sold through distributors around the world. Garmin’s largest aviation distributors include Sportsman’s Market, Tropic Aero and JA Air Center. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s most sophisticated IFR avionics equipment. Visual Flight Rules (“VFR”) equipment, including handheld GPS receivers, are also sold through distributors and through catalogs.

        In addition to the traditional distribution channels mentioned, Garmin enjoys significant market penetration with original equipment manufacturers. In the consumer market, Garmin’s products are standard equipment on boats manufactured by Allison Boats, Cigarette Racing Team, Inc., Cobalt Boats, Pro Sports Boats and Ranger Boats. In the aviation market, Garmin’s avionics are standard equipment on aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, The Lancair Company, Pilatus Business Aircraft, Mooney Aircraft Corporation, Raytheon Aircraft Company, Robinson Helicopter, Tiger Aircraft, LLC and The New Piper Aircraft Company. Other aircraft and boat manufacturers offer Garmin’s products as optional equipment.

Competition

        The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in these areas.

        Garmin believes that its principal competitors for consumer GPS-enabled product lines are Thales Navigation, Inc. (“Thales”), Lowrance Electronics Inc. (“Lowrance”), Cobra Electronics Corporation (“Cobra”), Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”), the Standard Vertex Division of Yaesu Co. Ltd. (“Standard”), the Northstar Technologies unit of Brunswick Corporation (“Northstar”), Navman NZ Ltd. (“Navman”), a subsidiary of Brunswick Corporation, and Simrad AS (“Simrad”). For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Furuno, Raymarine, Simrad, Navman, and the Humminbird division of Johnson Outdoors, Inc. (“Humminbird”). Garmin believes that its principal competitors for marine VHF transceiver product lines are Standard, Shakespeare Corporation, Humminbird, Raymarine, Uniden Corporation, Simrad and Icom, Inc. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Lowrance, for portable GPS units, and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Meggitt PLC, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems and Free Flight Systems for panel-mount GPS and display units. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra and Audiovox Corporation. For Garmin’s GPS sensor board product lines, Garmin believes its principal competitors are Furuno, Koden, Trimble Navigation, Ltd., Thales, Motorola, Philips N.V. (“Philips”) and SiRF Technology, Inc. For Garmin’s automotive product lines, Garmin considers its principal competitors to be Thales, Harman International Industries, Inc., Alpine Electronics, Inc., TomTom B.V., Cobra, Lowrance, Denso KK, Visteon, the On-Star Division of General Motors Corporation, Navman, Mitac International Corp. (“Mitac”), Xanavi Informatics Corporation, Robert Bosch GmbH, and Siemens. For Garmin’s personal digital assistant product line, Garmin considers its principal competitors to be PalmOne, Inc., Mitac, Navman, Medion AG, Hewlett-Packard Company, Acer Corporation, Dell Computer Corporation and Toshiba Corporation.

Research and Development

        Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and design staff, which numbered 567 people worldwide as of December 31, 2004. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s design staff includes industrial designers, as well as software engineers, electrical engineers and mechanical engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

        Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	Fiscal Years Ended
	December 25, 2004	December 27, 2003	December 28, 2002
(In thousands)
Research and development	$61,580	$43,706	$32,163
Percent of net sales	8.0%	7.6%	6.9%

Manufacturing and Operations

        Garmin believes that one of its core competencies is its manufacturing capability at its Shijr, Taiwan facility, its Olathe, Kansas facility, and its Salem, Oregon facility. Garmin believes that its vertically integrated approach has provided it the following benefits:

        Reduced time-to-market. Utilizing concurrent engineering techniques, Garmin’s products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins. In this manner, Garmin attempts to reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Reducing time to market has enabled Garmin to offer several industry firsts, such as the Rino GPS-enabled Family Radio Service/General Mobile Radio Service two-way radio, the iQue 3600 portable digital assistant with integrated GPS and mapping, and the GNS 430, which integrates traditional aviation navigation and communications systems with GPS in a single package.

        Design and process optimization. Garmin uses its manufacturing resources to rapidly prototype design concepts, products and processes in order to achieve higher efficiency, lower cost and better value for customers. Garmin’s ability to fully explore product design and manufacturing process concepts has enabled it to optimize its designs to minimize size and weight in GPS devices that are functional, waterproof, and rugged.

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

        Garmin’s design and manufacturing processes are certified to ISO 9001-2000, international quality standards developed by the International Organization for Standardization. Garmin’s Taiwan manufacturing facility has also achieved QS 9000 quality certification, a quality standard for automotive suppliers. In addition, Garmin’s aviation panel-mount products are designed and manufactured according to processes which are approved and monitored by the FAA.

Materials

        Garmin purchases components for its products from a number of suppliers around the world. For certain components, Garmin relies on sole source suppliers. The failure of our suppliers to deliver components in sufficient quantities and in a timely manner could adversely affect our business. We experienced component shortages in the first half of 2004 that adversely affected our ability to fulfill customer orders for certain of our new products. These component availability issues generally abated by the end of the year.

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

Intellectual Property

        Our success and ability to compete is dependent in part on its proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 1, 2005, we held 208 U.S. patents that expire at various dates no earlier than 2006. As of March 1, 2005, Garmin had 168 U.S. patent applications pending. Garmin also holds two foreign patents. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Our registered U.S. trademarks include: GARMIN; the GARMIN logo; the GARMIN globe design; the GARMIN “swoosh” design; APOLLO; BLUECHART; CITY SELECT; DCG; ETREX; ETREX CAMO; ETREX LEGEND; ETREX SUMMIT; ETREX VISTA; ETREX VENTURE; FORERUNNER, GNC; GPS II; GPS III; GPS V; GPSMAP; GUIDANCE BY GARMIN; IQUE; MAPSOURCE; METROGUIDE; NAVTALK; PERSONAL NAVIGATOR; RINO; SEE-THRU; STREETPILOT and TRACBACK. Our mark GARMIN and certain other trademarks have also been registered in selected foreign countries. Garmin’s trademarks include FORETREX; G1000; GEKO; NROUTE, QUE, QUEST and WAAS ENABLED. Some of Garmin’s patents and its registered trademarks and trademarks are owned by Garmin’s subsidiaries, Garmin Corporation, Garmin International, Inc. and Garmin AT, Inc.

        We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

        There is no assurance that Garmin’s current patents, or patents which it may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to Garmin may not provide it with any competitive advantages, or that the patents of others will preclude Garmin from manufacturing and marketing certain products. Despite Garmin’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Garmin’s products or to obtain and use information that Garmin regards as proprietary. Litigation may be necessary in the future to enforce Garmin’s intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Regulations

        Garmin’s aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft. The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communication Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products or enhancements to Garmin’s products or losing certification for Garmin’s existing products could adversely affect our business.

        Because Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin’s operations. The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provide that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of China, also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks. Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year. Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC. The above limits apply to remittances involving a conversion between New Taiwan Dollars and U.S. Dollars or other foreign currencies. The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion. A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.

Environmental Matters

        Capital expenditures, earnings and the competitive position of Garmin have not been materially affected by compliance with United States federal, state and local environmental laws and regulations.

        The European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS Directive”) and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that come into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We will need to ensure that we timely comply with such laws and regulations. In order to comply with the RoHS Directive, we will need to modify the design of certain of our products and/or use different components in such products. We could incur substantial costs in connection with our compliance with such environmental laws and regulations. We could also be subject to governmental fines and liability to our customers if we were to fail to deliver products that comply with these laws, which could cause our financial condition or operating results to suffer.

Employees

        As of December 31, 2004, Garmin had 2,484 full-time employees worldwide, of whom 1,111 were in the United States, 1,311 were in Taiwan and 62 were in the United Kingdom. None of Garmin’s employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 2.  Properties

        Garmin International, Inc. and Garmin USA, Inc., occupy a facility of approximately 750,000 square feet on 42 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 46 acres of land on the Olathe site for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

        Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 52,000 square foot facility and a 21,000 square foot aircraft hangar, flight test and certification facility on this land.

        Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 25,034 square foot aircraft hangar, flight test and certification facility on this land for use in development and certification of aviation products. Garmin International, Inc. plans to construct a 22,220 square foot expansion to this facility during 2005.

        Garmin International, Inc. also leases an aggregate of 3,233 square feet of office space in Tempe, Arizona for software development, and in Wichita, Kansas for support of Garmin’s aviation original equipment manufacturer operations.

        Garmin’s subsidiary, Garmin Corporation, owns and occupies a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. During 2004, we experienced manufacturing capacity constraints that impacted our ability to meet customer orders for our products. Additional manufacturing equipment and employees were added such that manufacturing capacity should be sufficient through the first half of 2006.

        Garmin’s subsidiary, Garmin (Europe) Ltd., leases an aggregate of 33,642 square feet under four leases in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. One of these leases expires in 2010 and three of these leases expire in 2015.

Item 3.  Legal Proceedings

        From time to time, Garmin may be involved in litigation relating to claims arising out of our operations. As of March 1, 2005, Garmin was not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2004.

Executive Officers and Significant Employees of the Company

        Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 3, 2005.

    Dr.  Min H. Kao, age 56, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002, Chairman of Garmin International, Inc. since July 2004 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. Dr. Kao has been President of Garmin AT, Inc. and a director of Garmin AT, Inc. since August 2003. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. He has been a director of Garmin (Europe) Ltd. since 1992. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

        Kevin S. Rauckman, age 42, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman has been Chief Financial Officer and Treasurer and a director of Garmin AT, Inc. since August 2003. Mr. Rauckman has been a director of Garmin Corporation since July 2004. Mr. Rauckman has been a director of Garmin (Europe) Ltd. since July 2004. Previously, Mr. Rauckman served as Director of Finance and in other finance capacities for one of Allied Signal’s (now known as Honeywell International, Inc.) Aerospace units from May 1996 to January 1999. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

        Andrew R. Etkind, age 49, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Mr. Etkind has been General Counsel and Secretary of Garmin AT, Inc. since August 2003. He has been Secretary of Garmin (Europe) Ltd. since March 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

        Clifton A. Pemble, age 39, has served as a director of Garmin Ltd. since August 2004. He has been a director of Garmin International, Inc. and Garmin USA, Inc. since July 2004. He has been a director of Garmin Corporation and Garmin (Europe) Ltd. since July 2004. Mr. Pemble has been a director of Garmin AT, Inc. since August 2003. He has been Director of Engineering of Garmin International, Inc. since 2003. Previously, he was Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

        Gary V. Kelley, age 58, has been Director of Marketing of Garmin International, Inc. since 1992. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

        All executive officers are elected by and serve at the discretion of the Company’s Board of Directors. None of the executive officers has an employment agreement with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. There is no family relationship among any of the executive officers. Dr. Min H. Kao is the brother of Ruey-Jeng Kao, who is a supervisor of Garmin Corporation, Garmin’s Taiwan subsidiary, who serves as an ex-officio member of Garmin Corporation’s Board of Directors.

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

        The Company’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of March 1, 2005, there were 186 shareholders of record.

        The range of high and low closing sales prices of the Company’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2004 and 2003 was as follows:

		Year Ended
	December 25, 2004		December 27, 2003
	High	Low	High	Low
First Quarter	$59.47	$39.72	$36.89	$28.08
Second Quarter	$44.45	$28.36	$50.26	$35.05
Third Quarter	$41.32	$31.51	$46.61	$36.25
Fourth Quarter	$61.74	$39.32	$56.01	$41.68

        The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2003 which was paid on December 15, 2003. The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2004 which was paid on December 15, 2004.

        The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. Through December 25, 2004, the Company had repurchased 100,000 shares, however no shares were repurchased in the fiscal quarter ended December 25, 2004. 2,900,000 shares are remaining under the authorized share repurchase program as of December 25, 2004.

Item 6.  Selected Financial Data

        The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 25, 2004 and December 27, 2003 and the selected consolidated statement of income data for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 28, 2002, December 29, 2001, and December 30, 2000 and the selected consolidated statement of income data for the years ended December 29, 2001 and December 30, 2000 were derived from the Company’s audited consolidated financial statements, not included herein.

        The information set forth below is not necessarily indicative of the results of future operations and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000
	(in thousands, except per share data)
Consolidated Statements of
Income Data:
Net sales	$762,549	$572,989	$465,144	$369,119	$345,741
Cost of goods sold	351,310	242,448	210,088	170,960	162,015

Gross profit	411,239	330,541	255,056	198,159	183,726
Operating expenses:
Selling, general and
administrative	78,991	59,835	45,453	38,709	32,669
Research and
development	61,580	43,706	32,163	28,164	21,764

Total operating expenses	140,571	103,541	77,616	66,873	54,433

Operating income	270,668	227,000	177,440	131,286	129,293
Other income/(expense),
net (2),(3)	(15,457)	(1,057)	5,294	20,749	11,629

Income before income
taxes	255,211	225,943	182,734	152,035	140,922
Income tax provision	49,511	47,309	39,937	38,587	35,259

Net income	$205,700	$178,634	$142,797	$113,448	$105,663

Net income per share: (6)
Basic	$1.90	$1.65	$1.32	$1.05	$1.05
Diluted	$1.89	$1.64	$1.32	$1.05	$1.05
Weighted average common
shares outstanding:
Basic	108,161	108,011	107,774	108,097	100,489
Diluted	109,030	108,902	108,201	108,447	100,506
Cash dividends per share (4)	$0.50	$0.50	$0.00	$0.00	$0.29
Balance Sheet Data (at end
of Period):
Cash and cash equivalents	$249,909	$274,329	$216,768	$192,842	$251,731
Marketable securities	322,215	221,447	245,708	131,584	0
Total assets	1,117,391	856,945	705,888	538,984	463,347
Total debt (5)	0	0	20,000	32,188	46,946
Total stockholders' equity	935,857	749,690	602,499	453,969	365,239

(1)   Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2)   Other income/(expense), net mainly consists of interest income, interest expense and foreign currency gain (loss).
(3)   Includes $24.8 million and $6.7 million for foreign currency losses in 2004 and
        2003, respectively, and $0.0 million, $11.6 million and $7.0 million of foreign currency gains in 2002, 2001, and 2000 respectively, and $1.5 million of foreign currency losses in 1999.
(4)   A cash dividend of $0.50 per share was paid on December 15, 2004 to
         shareholders of record on December 1, 2004.   A cash dividend of
        $0.50 per share was paid on December 15, 2003 to shareholders of record on December 1, 2003. There were no cash dividends issued during 2002 or 2001. Dividends paid in 2000 are adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000.
(5)   Total debt consists of notes payable and long-term debt.
(6)   Net income per share in 2000 adjusted for the 1.12379256 for 1 stock split of our common shares, effected through a stock dividend on November 6, 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

        The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the report of independent auditors thereon), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed below (the “Company-Specific Trends and Risks”).

        As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contain statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed below in the section titled “Company-Specific Trends and Risks.” Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We do not undertake to update any forward-looking statements in this Form 10-K.

        The Company’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2000 contained 53 weeks compared to 52 weeks for fiscal years 2004, 2003, 2002 and 2001. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to “we,” “us,” “our” and similar terms refer to Garmin Ltd. and its subsidiaries.

        Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

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

        Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 22% since 2000 and our net income has increased at a compounded annual growth rate of 18% since 2000. The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of UPS Aviation Technologies in 2003, and this acquisition had no significant impact on net income for that year.

        Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the New Taiwan Dollar. Less than 25 percent of transactions of our European operations are now denominated in British Pounds Sterling or the Euro. We experienced $(24.8) million, $(6.7) million, $0.0 million, $11.6 million, and $7.0 million in foreign currency gains (losses) during fiscal years 2004, 2003, 2002, 2001, and 2000, respectively. To date, we have not entered into hedging transactions with the European Dollar, the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

Critical Accounting Policies and Estimates

General

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        The Company records estimated reductions to revenue for customer sales programs returns and incentive offerings including rebates, price protection, promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgements using historical experience and expectation of future conditions. Changes in these estimates could negatively affect the Company’s operating results. These incentives are accrued for on a percentage of sales basis and reviewed periodically. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Warranties

        The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Inventory

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investments

        Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

        Testing for impairment of investments also requires significant management judgement. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgement elements. The discovery of new information and the passage of time can significantly change these judgements. Revisions of impairment judgements are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment.

Income Taxes

        The Company provides deferred tax assets and liabilities based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. While no valuation allowance has been recorded, it is the Company’s policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Stock Based Compensation

        The Company distributes a relatively small number of stock options each year as part of the Company’s compensation package for employees. Employees with certain levels of responsibility within the Company are eligible for stock option grants, but the granting of options is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation. Stock compensation plans are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements.

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

Gross Profit

        Raw material costs are our most significant cost item. We did not experience significant pricing pressure on high technology components in fiscal 2001 and 2002. We experienced upward pricing pressures on our high technology components in late 2003, but offset much of those with efficiencies in our manufacturing processes. We experienced shortages in certain high technology components in early 2004 as well as upward pricing pressure on components in the first half of 2004, much of which was alleviated by the end of the fiscal year. Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, our Shijr, Taiwan, Olathe, Kansas, and Salem, Oregon manufacturing plants have experienced relatively low costs of manufacturing, compared to our competition. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

        Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of some of our devices sold into the consumer market have declined due to market pressures and introduction of new products sold at lower price points. The average selling prices of our aviation products have increased due to product mix and the introduction of more advanced products sold at higher prices. The effect of the sales price variability inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses consist primarily of:

        •   salaries for sales and marketing personnel;

        •   salaries and related costs for executives and administrative personnel;

        •   advertising, marketing, and other brand building costs;

        •   accounting and legal costs;

        •   information systems and infrastructure costs;

        •   travel and related costs; and

        •   occupancy and other overhead costs.

        With the expected increase of total revenues in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to build increased brand awareness in the consumer marketplace, especially as we continue to develop new markets, such as automotive and personal digital assistants (PDA). We also intend to increase our customer call center support as our consumer segment continues to grow. Another cause of increased selling, general, and administrative costs was the continued implementation of an ORACLE Enterprise Resource Planning (ERP) system during fiscal 2004 and associated information system staffing needed to support ORACLE.

Research and Development

        The majority of our research and development costs represent salaries for our engineers, costs for high technology components used in product and prototype development, and costs of test equipment needed during product development. Substantially all of the research and development of our products is performed in the United States.

        We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget on absolute terms. Research and development expenses may also grow at a faster rate when compared to our projected revenue growth for fiscal year 2005.

Customers

        No customer accounted for greater than 10% of our sales in the year ended December 25, 2004. Our top ten customers have contributed between 25% and 30% of net sales since 2001. We have experienced average sales days in our customer accounts receivable between 35 and 53 days since 2001. The average sales days in our customer accounts receivable was 53 days as of December 25, 2004. We have experienced an increase in the level of customer accounts receivable days due to changes in product mix and longer payment terms, and anticipate maintaining approximately the current level of accounts receivable days going forward.

Income Taxes

        We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 19.4 percent during 2004. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2009. The current Taiwan tax incentives for which Garmin has received approval will end in 2009. We plan on applying for additional incentives for years beyond 2009 based on capital investments we expect to make in the future. However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply.

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.1%	42.3%	45.2%

Gross profit	53.9%	57.7%	54.8%
Operating expenses:
Selling, general and administrative	10.4%	10.4%	9.8%
Research and development	8.0%	7.6%	6.9%

Total operating expenses	18.4%	18.0%	16.7%

Operating income	35.5%	39.7%	38.1%
Other income / (expense) , net	(2.0%)	(0.2%)	1.2%

Income before income taxes	33.5%	39.5%	39.3%
Provision for income taxes	6.5%	8.3%	8.6%

Net income	27.0%	31.2%	30.7%

        The following table sets forth our results of operations for each of our two segments through income before taxes during the period shown. For each line item in the table the total of the consumer and aviation segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Fiscal Years Ended
	December 25, 2004		December 27, 2003		December 28, 2002
	Consumer	Aviation	Consumer	Aviation	Consumer	Aviation
Net sales	$591,023	$171,526	$452,437	$120,552	$350,674	$114,470
Cost of goods sold	286,806	64,504	199,284	43,164	166,130	43,958

Gross profit	304,217	107,022	253,153	77,388	184,544	70,512
Operating expenses:
Selling, general and administrative	60,942	18,049	47,113	12,722	35,114	10,339
Research and development	31,684	29,896	22,195	21,511	18,863	13,300

Total operating expenses	92,626	47,945	69,308	34,233	53,977	23,639

Operating income	211,591	59,077	183,845	43,155	130,567	46,873
Other income / (expense), net	(15,265)	(192)	(1,144)	87	4,292	1,002

Income before income taxes	$196,326	$58,885	$182,701	$43,242	$134,859	$47,875

Comparison of Fiscal Years Ended December 25, 2004 and December 27, 2003

Net Sales

	2004		2003		Year over Year
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	$ change	% change
Consumer	$591,023	77.5%	$452,437	79.0%	$138,586	30.6%

Aviation	171,526	22.5%	120,552	21.0%	50,974	42.3%

Total	$762,549	100.0%	$572,989	100.0%	$189,560	33.1%

        The increase in total net sales during fiscal 2004 was primarily due to the introduction of 50 new products and overall demand for our consumer and aviation products. Total consumer and aviation units sold increased 12.0% to 2,306,000 in 2004 from 2,066,000 in 2003. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

        The Company’s revenues are normally seasonal, with the fiscal second and fourth quarter revenues meaningfully higher than the first and third fiscal quarters. In 2004, however, revenues increased each consecutive quarter due to the impact of new product releases across all product lines. The revenue increase in third quarter was primarily attributable to initial G1000 cockpit sales, the onset of the marine selling season and Father’s Day purchases. The increase in revenues in the third quarter was due to new product releases and delivery of backorders placed during the second quarter. The revenue increase in the fourth quarter was primarily attributable to new product releases and sales associated with the traditional holiday selling season. Revenues can also be impacted in any given quarter by the timing of new product introductions.

        The increase in net sales to consumers was primarily due to the introduction of 35 new consumer products and overall demand for our consumer products as total units sold were up 12%. It is management’s belief that the continued demand for the Company’s consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

        The increase in aviation sales for fiscal 2004 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets and sales from Garmin AT, Inc., which was acquired during the third quarter of 2003. While Temporary Flight Restrictions (TFR’s) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

	2004		2003		Year over Year
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales	$ change	% change
Consumer	$304,217	51.5%	$253,153	56.0%	$51,064	20.2%

Aviation	107,022	62.4%	77,388	64.2%	29,634	38.3%

Total	$411,239	53.9%	$330,541	57.7%	$80,698	24.4%

        The increase in gross profit dollars was primarily attributable to the introduction of 35 new products and overall demand for our consumer products. The reduction in gross margin percentage was primarily due to reduced prices on older products in advance of new product releases, a change in product mix towards certain lower gross margin product lines and increases in certain raw material costs early in the fiscal year. Upward pricing pressure on certain raw materials components in early 2004 generally abated by the end of the year.

        The decrease in consumer gross margin was attributable to higher component costs early in the year, higher than normal price reductions on older products in advance of the release of 35 new products during the year, and a shift in product mix, as automotive products became a larger portion of revenue for our consumer products segment.

        The decrease in aviation gross margin was primarily due to a shift in product mix within our OEM and retrofit products as the G1000 product line began selling into new aircraft.

Selling, General and Administrative Expenses

	2004		2003		Year over Year
	Selling, Gen. & Admin.	% of Net Sales	Selling, Gen. & Admin.	% of Net Sales	$ change	% change
Consumer	$60,942	10.3%	$47,113	10.4%	$13,829	29.4%

Aviation	18,049	10.5%	12,722	10.6%	5,327	41.9%

Total	$78,991	10.4%	$59,835	10.4%	$19,156	32.0%

        The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of over 400 non-engineering employees), significantly increased advertising costs (up 33%) associated primarily with consumer products, ORACLE software implementation costs, and additional staffing in our customer call center. In the past, selling, general and administrative expenses increased at a lower rate than revenues due to strong demand for newly introduced and existing consumer products. Management expects that in spite of strong demand for our products, selling, general and administrative expenses will remain flat or increase slightly as a percentage of sales during fiscal 2005 due to higher depreciation costs associated with the expanded facilities in Olathe, Kansas.

Research and Development Expenses

	2004		2003		Year over Year
	Research & Development	% of Net Sales	Research & Development	% of Net Sales	$ change	% change
Consumer	$31,684	5.4%	$22,195	4.9%	$9,489	42.8%

Aviation	29,896	17.4%	21,511	17.8%	8,385	39.0%

Total	$61,580	8.0%	$43,706	7.6%	$17,874	40.9%

        The increase in research and development expense was primarily attributable to the addition of 52 associates to our research and development team during fiscal 2004 and the Garmin AT engineering team contributing for the full fiscal year. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 20% to 25% during fiscal 2005 on an absolute dollar basis due to the anticipated introduction of approximately 60 new products for fiscal 2005. Management expects to continue to invest in the research and development of new products and technology in order to maintain the Company’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	2004	2003
Interest Income	$9,419	$7,473

Interest Expense	(38)	(534)

Foreign Currency Exchange	(24,819)	(6,699)

Other	(19)	(1,297)

Total	($15,457)	($1,057)

        Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) was significantly lower in fiscal 2004, relative to fiscal year 2003, with the majority of this difference caused by foreign currency losses in 2004. Interest income for fiscal 2004 increased due to larger cash and marketable securities balances during the year, increasing the returns on the Company’s cash and cash equivalents. Interest expense decreased in fiscal 2004, due primarily to the retirement of $20 million of outstanding long-term debt during fiscal 2003.

        During fiscal 2004 the Company experienced foreign currency exchange losses of $24.8 million, as the U.S. Dollar weakened versus the New Taiwan Dollar (32.19 NTD/USD) relative to the end of fiscal 2003 (34.05 NTD/USD). During fiscal 2003 the Company experienced foreign currency exchange losses of $6.7 million, as the U.S. Dollar weakened versus the New Taiwan Dollar (34.05 NTD/USD) relative to the end of fiscal 2002 (35.10 NTD/USD).

Income Tax Provision

        Income tax expense increased by $2.2 million, to $49.5 million, for fiscal year 2004 from $47.3 million for fiscal year 2003 due to our higher taxable income. The effective tax rate was 19.4% for fiscal 2004 versus 20.9% for fiscal 2003. The decrease in tax rate is due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, and the increased contribution to our income from lower tax jurisdictions during 2004 relative to 2003. Management believes that the effective tax rate for fiscal 2005 will be comparable to fiscal 2004. The actual effective tax rate will be dependent upon the production volume, additional capital investments made during fiscal 2005, and composition of our earnings.

Net Income

        As a result of the various factors noted above, net income increased 15.2% to $205.7 million for fiscal year 2004 compared to $178.6 million for fiscal year 2003.

Comparison of Fiscal Years Ended December 27, 2003 and December 28, 2002

Net Sales

	2003		2002		Year over Year
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	$ change	% change
Consumer	$452,437	79.0%	$350,674	75.4%	$101,763	29.0%

Aviation	120,552	21.0%	114,470	24.6%	6,082	5.3%

Total	$572,989	100.0%	$465,144	100.0%	$107,845	23.2%

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

        The Company’s revenues are seasonal, with the fiscal second and fourth quarter revenues meaningfully higher than the first and third fiscal quarters. The revenue increase in second quarter is primarily attributable to the onset of the marine selling season and secondarily Father’s Day purchases, and the revenue increase in the fourth quarter is primarily attributable to the traditional holiday selling season. Revenues can also be impacted in any given quarter by the timing of new product introductions.

        The increase in net sales to consumers was primarily due to the introduction of 16 new consumer products and overall demand for our consumer products as total units sold were up 33%. It is management’s belief that the continued demand for the Company’s consumer products is due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

        The increase in aviation sales for fiscal 2003 was primarily due to increased sales from panel mount products sold into the retrofit market and sales from UPS Aviation Technologies (now Garmin AT, Inc.), which was acquired during the third quarter of 2003.

Gross Profit

	2003		2002		Year over Year
	Gross Profit	% of Net Sales	Gross Profit	% of Net Sales	$ change	% change
Consumer	$253,153	56.0%	$184,544	52.6%	$68,609	37.2%

Aviation	77,388	64.2%	70,512	61.6%	6,876	9.8%

Total	$330,541	57.7%	$255,056	54.8%	$75,485	29.6%

        The increase in gross profit was primarily attributable to the introduction of 16 new products and overall demand for our consumer products. The improvement in gross margin was primarily due to the introduction of new higher margin products, improved manufacturing efficiencies on many of the new products introduced throughout the year, and reductions of certain material costs early in the fiscal year. The Company experienced upward pricing pressure on certain raw materials components in the latter part of 2003.

        The increase in consumer gross margin was primarily attributable to the introduction of 16 new consumer products and overall demand for our consumer products.

        The increase in aviation gross profit was primarily due to improved product mix within our OEM and retrofit products partially offset by certain lower gross profit margin products as a result of the acquisition of UPS Aviation Technologies.

Selling, General and Administrative Expenses

	2003		2002		Year over Year
	Selling, Gen. & Admin.	% of Net Sales	Selling, Gen. & Admin.	% of Net Sales	$ change	% change
Consumer	$47,113	10.4%	$35,114	10.0%	$11,999	34.2%

Aviation	12,722	10.6%	10,339	9.0%	2,383	23.0%

Total	$59,835	10.4%	$45,453	9.8%	$14,382	31.6%

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

Research and Development Expenses

	2003		2002		Year over Year
	Research & Development	% of Net Sales	Research & Development	% of Net Sales	$ change	% change
Consumer	$22,195	4.9%	$18,863	5.4%	$3,332	17.7%

Aviation	21,511	17.8%	13,300	11.6%	8,211	61.7%

Total	$43,706	7.6%	$32,163	6.9%	$11,543	35.9%

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

Other Income (Expense)

	2003	2002
Interest Income	$7,473	$6,466

Interest Expense	(534)	(1,329)

Foreign Currency Exchange	(6,699)	11

Other	(1,297)	146

Total	($1,057)	$5,294

        Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) was significantly lower in fiscal 2003, relative to fiscal year 2002, with the majority of this difference caused by foreign currency losses in 2003. Interest income for fiscal 2003 increased due to larger cash and marketable securities balances during the year, increasing the returns on the Company’s cash and cash equivalents. Interest expense decreased for fiscal 2003 relative to fiscal 2002, due primarily to the retirement of $20 million of outstanding long-term debt during fiscal 2003.

        During fiscal 2003 the Company experienced foreign currency exchange losses of $6.7 million, as the U.S. Dollar weakened versus the New Taiwan Dollar (34.05 NTD/USD) relative to the end of fiscal 2002 (34.90 NTD/USD). During fiscal 2002 the Company’s position was neutral with regard to foreign currency exchange gains and losses, and the U.S. Dollar was at approximately the same level at the beginning of 2002 relative to the New Taiwan Dollar (35.17 NTD/USD) as it was at the end of fiscal 2002 (34.90 NTD/USD).

Income Tax Provision

        Income tax expense increased by $7.4 million, to $47.3 million, for fiscal year 2003 from $39.9 million for fiscal year 2002 due to our higher taxable income. The effective tax rate was 20.9% for fiscal 2003 versus 21.9% for fiscal 2002. The decrease in tax rate was due primarily to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities there.

Net Income

        As a result of the various factors noted above, net income increased 25.1% to $178.6 million for fiscal year 2003 compared to $142.8 million for fiscal year 2002.

Liquidity and Capital Resources

        Net cash generated by operations was $208.9 millon, $173.5 million, and $161.9 million for fiscal years 2004, 2003, and 2002, respectively. We operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand. We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We significantly increased our raw material and finished goods inventories in 2004 in anticipation of new product releases in the first half of 2005. In addition, we prefer to have sufficient finished goods on hand to meet anticipated demand for our products. Finished goods inventory levels also continued to grow as a function of our growing sales. We expect that raw materials inventory levels may decrease during fiscal 2005 as lead times for key components decrease.

        Capital expenditures in 2004 totaled $78.1 million, an increase of $45.3 million over fiscal 2003. This increase in 2004 was primarily attributable to expansion of our Olathe, Kansas facility ($47 million) and maintenance capital expenditures ($31 million). During fiscal 2003, our capital expenditures totaled $32.8 million. The expenditures in fiscal 2003 were primarily related to the initiation of expansion of our Olathe, Kansas facility ($17 million) and maintenance capital expenditures ($15.8 million).

        We have budgeted approximately $25 million of capital expenditures during fiscal 2005 to include normal ongoing capital expenditures and purchases of production machinery and equipment to expand capacity in the Shijr, Taiwan facility.

        In addition to capital expenditures, in 2004 cash flow used in investing related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $1.8 million of intangible assets. The Company’s average return on its investments during fiscal 2004 was approximately 1.7%. In addition to capital expenditures, in 2003 cash flow used in investing relates to the $38.2 million acquisition of UPS Aviation Technologies (renamed Garmin AT), the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $0.6 million of intangible assets. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average return on its investments during fiscal year 2003 was approximately 1.5%.

        Cash flow related to financing activities resulted in a net use of cash in 2004 of $51.1 million. During 2004, the Company repurchased 100,000 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on April 21, 2004 and expires on April 30, 2006. Sources and uses in financing activities during 2004 related primarily to uses for the payment of a dividend ($54.1 million) and stock repurchase ($3.1 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options and the employee stock purchase plan ($6.1 million). Cash flow used in financing activities during 2003 related primarily to the payment of a dividend ($54.0 million), and reduction of our debt ($20.0 million). The Company retired approximately $20.0 million of long-term debt during fiscal 2003, which represented the remainder of an outstanding issue of industrial revenue bonds. The employee stock option exercises and employee stock purchase plan purchases generated a $4.3 million source of cash in 2003. Cash flow used in financing activities during 2002 relates primarily to the reduction of our debt. The Company retired approximately $12.2 million of its long-term debt during fiscal 2002, consisting in good part of an outstanding issue of industrial revenue bonds. The employee stock purchase plan and stock option exercises were a $2.1 million source of cash in 2002.

        We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

        Cash dividends paid to shareholders were $54.1 million, $54.0 million, and $0.0 million during fiscal years 2004, 2003, and 2002, respectively.

        We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2005.

Contractual Obligations and Commercial Commitments

        Future payments due from the Company, as of December 25, 2004, aggregated by type of contractual obligation, are:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	--	--	--	--	--
Capital Lease Obligations	--	--	--	--	--
Operating Leases	$5,898	$512	$986	$948	$3,452
Purchase Obligations	$93,591	$93,591	$0	$0	$0
Other Long-Term Liabilities	--	--	--	--	--

Total	$99,489	$94,103	$986	$948	$3,452

        Operating Leases describes a lease obligation associated with the Garmin Europe facility in the United Kingdom and a lease obligation associated with Garmin AT. Purchase obligations are the aggregate of those purchase orders that were outstanding on December 25, 2004; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

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

        If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our Global Positioning System products and would have a material negative effect on our business. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of Global Positioning System satellites over a long period, or that the policies of the U.S. government that provide for the use of the Global Positioning System without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals. However, in a presidential policy statement issued in December 2004, the Bush administration stated that the U.S. is committed to supporting and improving the Global Positioning System and will continue providing it free from direct user fees.

        Some of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS). WAAS is operated by the Federal Aviation Administration. Any curtailment of the operating capability of WAAS could result in decreased user capability for many of our aviation products thereby impacting our markets.

        Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

A shut down of U.S. airspace would harm our business.

        On September 11, 2001, terrorists hijacked and crashed four passenger aircraft operated by commercial air carriers, resulting in major loss of life and property. Following the terrorist attacks, the Federal Aviation Administration (“FAA”) ordered all aircraft operating in the U.S. to be grounded for several days. In addition to this shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the FAA on those flights that fly utilizing Visual Flight Rules (VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the USA) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR).

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

        Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s Global Positioning System satellites. The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union (“ITU”). The Federal Communications Commission (“FCC”) is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The FCC continually receives proposals for new technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our business and financial condition.

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

        Historically, we have experienced steady increases in demand for our products (although we did experience a decline in demand for our aviation products in 2001 due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001) and we have generally been able to increase production to meet that demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

• If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

• Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins.

• If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity at our facilities, which could result in lower margins.

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

        In the past (including in the first half of 2004) we have experienced shortages of liquid crystal displays and other components. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source or if the price of the alternative source is prohibitive, or if the costs of components rise, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

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

        Many of our dealers and distributors also sell products offered by our competitors. If our competitors offer our dealers and distributors more favorable terms, those dealers and distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors or to expand our distribution channels, our business will suffer.

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

        Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected. As we introduce new product lines that serve personal digital assistant (“PDA”), and original equipment manufacturer automotive and sensor board applications, we may experience a decline in our overall gross margins from sales of these potentially high volume but low margin product lines.

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

        Our Taiwan subsidiary holds, and is expected to continue to hold, significant cash, cash equivalents, and marketable securities and receivables denominated in U.S. Dollars. Because the U.S. Dollar is the primary currency for our business and in order to substantially reduce the economic consequence of any variation in the exchange rate for the U.S. Dollar and the New Taiwan Dollar on these assets, management expects that the Taiwan subsidiary will continue to hold the majority of these assets in U.S. Dollar or U.S. Dollar denominated instruments. Nonetheless, U.S. GAAP requires the Company at the end of each accounting period to translate into New Taiwan dollars all such U.S. Dollar denominated assets held by our Taiwan subsidiary. This translation is required because the New Taiwan Dollar is the functional currency of the subsidiary. This U.S. GAAP-mandated translation will cause us to recognize gain or loss on our financial statements as the New Taiwan Dollar/U.S. Dollar exchange rate varies. Such gain or loss will create variations in our earnings per share. Because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on the Company’s operating performance before the impact of the foreign currency translation.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

        The markets for our products are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon other’s rights or are infringed upon by others.

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

        Third parties may claim that we are infringing their intellectual property rights. Such claims could have a material adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

Failure to obtain required certifications of our products on a timely basis could harm our business.

        We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, Federal Aviation Administration (“FAA”) certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, therefore, our operating results. In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

We may be materially affected by the European RoHS and WEEE directives

        The European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS Directive”) and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that come into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We will need to ensure that we timely comply with such laws and regulations. In order to comply with the RoHS Directive, we will need to modify the design of certain of our products and/or use different components in such products. We could incur substantial costs in connection with our compliance with such environmental laws and regulations. We could also be subject to governmental fines and liability to our customers if we were to fail to deliver products that comply with these laws, which could cause our financial condition or operating results to suffer.

Our business is subject to economic, political and other risks associated with international sales and operations.

        Our business is subject to risks associated with doing business internationally. We estimate that approximately 35% of our net sales in the fiscal year ended December 25, 2004 represented products shipped to international destinations. Accordingly, our future results could be harmed by a variety of international factors, including:

        • changes in foreign currency exchange rates;

        • changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

        • trade protection measures and import or export licensing requirements;

        • potentially negative consequences from changes in tax laws;

        • difficulty in managing widespread sales and manufacturing operations; and

        • less effective protection of intellectual property.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

        Relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could affect our business and the market price and the liquidity of our shares. Our principal manufacturing facilities where we manufacture all of our products, except our panel-mounted aviation products, are located in Taiwan.

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

There is uncertainty as to our shareholders’ ability to enforce certain foreign civil liabilities in the Cayman Islands and Taiwan.

        We are a Cayman Islands company and a substantial portion of our assets are located outside the United States, particularly in Taiwan. As a result, it may be difficult to effect service of process within the United States upon us. In addition, there is uncertainty as to whether the courts of the Cayman Islands or Taiwan would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands or Taiwan against us predicated upon the securities laws of the United States or any state thereof.

Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

        Our corporate affairs are governed by our Memorandum and Articles of Association, as amended, and by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

        Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of a company. This may make it more difficult for you to assess the value of any consideration you may receive in a merger or consolidation or to require that the offeror give you additional consideration if you believe the consideration offered is insufficient.

        Shareholders of Cayman Islands exempted companies such as ourselves have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of the company. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

        Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Our Cayman Islands counsel is not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

Enforcement of Civil Liabilities.

        Holders of our common shares may have difficulty obtaining or enforcing a judgment against us because we are incorporated under the laws of the Cayman Islands.

        There is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, complete and integrate such transactions.

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

        Any future acquisition could result in difficulties assimilating acquired operations and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate any operations, personnel or products that we may acquire in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

        We do not believe that we (or any of our non-United States subsidiaries) are currently a “foreign personal holding company” or “passive foreign investment company” for United States federal income tax purposes. We would constitute a foreign personal holding company in any taxable year if (1) 60% (or 50% in any year following the year in which we first became a foreign personal holding company) or more of our gross income were foreign personal holding company income (which is generally income of a passive nature such as dividends, interest and royalties) (the “income test”) and (2) more than 50% of the voting power or value of our equity were owned, directly or indirectly, by five or fewer U.S. holders that are individuals (the “shareholder test”).

        We do not expect to become a passive foreign investment company. However, because the passive foreign investment company determination is made annually on the basis of facts and circumstances that may be beyond our control and because the principles for applying the passive foreign investment company tests are not entirely clear, we cannot assure that we will not become a passive foreign investment company. If we are a passive foreign investment company in any year, then any of our shareholders that is a United States person could be liable to pay tax at ordinary income tax rates plus an interest charge upon some distributions by us or when that shareholder sells our common shares at a gain. Further, if we are classified as a passive foreign investment company in any year in which a United States person is a shareholder, we generally will continue to be treated as a passive foreign investment company with respect to such shareholder in all succeeding years, regardless of whether we continue to satisfy the income or asset tests described above. Additional tax considerations would apply if we or any of our subsidiaries were a controlled foreign corporation.

        If we (or any of our non-United States subsidiaries) were classified as a foreign personal holding company for 2004 or any prior period, then each shareholder that is a United States person would be required to pay tax on its pro rata share of the undistributed foreign personal holding income of such foreign personal holding company. The foreign personal holding company rules have been repealed and should not apply to us after December 25, 2004.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

        The market price of our common shares has been, and may continue to be, highly volatile. During 2004, the closing price of our common shares ranged from a low of $28.36 to a high of $61.74. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

• announcements and rumors of developments related to our business or the industry in which we compete;
• quarterly fluctuations in our actual or anticipated operating results
• the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products
• general conditions in the worldwide economy, including fluctuations in interest rates;
• announcements of technological innovations;
• new products or product enhancements by us or our competitors;
• product obsolescence and our ability to manage product transitions
• developments in patents or other intellectual property rights and litigation;
• developments in our relationships with our customers and suppliers; and
• any significant acts of terrorism against the United States.

        In addition, in recent years the stock market in general and the markets for shares of technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common shares, and the market price of our common shares may decline.

Our officers and directors exert substantial influence over us.

        As of March 1, 2005 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 40% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

Prior to 2006, without the approval of a majority of certain of our shareholders, we may not dispose of our shares of Garmin Corporation or its assets, even if it would benefit all of our shareholders.

        In connection with the reorganization whereby Garmin became the holding company for Garmin Corporation, shareholders of Garmin Corporation entered into a shareholders’ agreement whereby each shareholder party to the agreement agreed to take all reasonable actions required to prevent the disposition by Garmin of any shares of Garmin Corporation or of substantially all of the assets of Garmin Corporation until after December 31, 2005 except upon approval of a majority in interest of such shareholders who are U.S. citizens or residents. Certain of our officers and directors own a substantial portion of these shares.

Provisions in our charter documents might deter, delay or prevent a third party from acquiring us and Cayman Islands corporate law may impede a takeover, which could decrease the value of our shares.

        Our Board of Directors has the authority to issue up to 1,000,000 preferred shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. This could have an adverse impact on the market price of our common shares. We have no present plans to issue any preferred shares, but we may do so. The rights of the holders of common shares may be subject to, and adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. In addition, we have adopted a classified board of directors. Our shareholders are unable to remove any director or the entire board of directors without a super majority vote. In addition, a super majority vote is required to approve transactions with interested shareholders. Shareholders do not have the right to call a shareholders meeting. We have adopted a shareholders’ rights plan which under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our Board of Directors. This shareholders’ rights plan and the provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders.

        Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The Grand Court of the Cayman Islands must also sanction the convening of these meetings and the terms of the amalgamation. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

• the statutory provisions as to majority vote have been complied with;
• the shareholders have been fairly represented at the meeting in question;
• the scheme of arrangement is such as a businessman would reasonably approve; and
• the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

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

        The principal currency involved is the New Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments marketable securities in U.S. dollars. As discussed above, the New Taiwan dollar/U.S. dollar exchange rate can be volatile. The exchange rate decreased 5.5% during 2004 and resulted in a foreign currency loss of $24.8 million. The exchange rate decreased 3.0% during 2003 and resulted in a foreign currency loss of $6.7 million. While the net effect of foreign currency moves in fiscal 2002 was neutral, there were significant shifts in the exchange rate throughout 2002 A 10% positive or negative change in the US dollar exchange rate versus the New Taiwan Dollar would have resulted in a foreign currency gain of $47.2 million (positive 10% change) or a foreign currency loss of $47.2 million (negative 10% change) during 2004. The majority of our worldwide sales are transacted in U.S. Dollars. Therefore, the impact on sales related to foreign currency movements is minimal.

        Interest Rate Risk

        We have no outstanding long-term debt, and therefore no debt-related interest rate risk.

        We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 25, 2004, unrealized losses on those securities were $1.9 million.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 25, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 7, 2005

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets
(In thousands, except share information)

	December 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$249,909	$274,329
Marketable securities ( Note 3)	64,367	53,127
Accounts receivable, less allowance for doubtful accounts of $3,565 in 2004 and $3,576
in 2003	110,119	82,718
Inventories, net	154,980	96,794
Deferred income taxes (Note 7)	38,527	26,812
Prepaid expenses and other current assets	19,069	6,148

Total current assets	636,971	539,928
Property and equipment, net (Note 5)
Land and improvements	30,931	21,168
Building and improvements	101,031	59,044
Office furniture and equipment	31,648	22,437
Manufacturing equipment	30,077	21,146
Engineering equipment	20,917	19,880
Vehicles	8,427	2,424

	223,031	146,099
Accumulated depreciation	51,401	41,315

	171,630	104,784
Restricted cash (Note 5)	1,457	1,602
Marketable securities (Note 3)	257,848	168,320
License agreements, net	22,525	14,966
Other intangible assets	26,960	27,345

Total assets	$1,117,391	$856,945

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,673	$40,671
Salaries and benefits payable	7,183	4,792
Accrued warranty costs	15,518	8,399
Accrued sales program costs	9,544	4,461
Other accrued expenses	19,416	7,165
Income taxes payable	70,933	38,946

Total current liabilities	176,267	104,434
Deferred income taxes (Note 7)	5,267	2,821
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares
authorized (Notes 12 and 13):
Issued and outstanding shares - 108,327,000 in 2004,
and 108,166,000 in 2003	1,084	1,082
Additional paid-in capital	108,949	104,022
Retained earnings (Note 2)	815,209	663,604
Accumulated other comprehensive gain/(loss)	10,615	(19,018)

Total stockholders' equity	935,857	749,690

Total liabilities and stockholders' equity	$1,117,391	$856,945

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	$762,549	$572,989	$465,144
Cost of goods sold	351,310	242,448	210,088

Gross profit	411,239	330,541	255,056
Selling, general and administrative expenses	78,991	59,835	45,453
Research and development expense	61,580	43,706	32,163

	140,571	103,541	77,616

Operating income	270,668	227,000	177,440
Other income (expense):
Interest income	9,419	7,473	6,466
Interest expense	(38)	(534)	(1,329)
Foreign currency	(24,819)	(6,699)	11
Other	(19)	(1,297)	146

	(15,457)	(1,057)	5,294

Income before income taxes	255,211	225,943	182,734
Income tax provision (benefit):
Current	57,462	51,514	40,510
Deferred	(7,951)	(4,205)	(573)

	49,511	47,309	39,937

Net income	$205,700	$178,634	$142,797

Basic net income per share (Note 12)	$1.90	$1.65	$$1.32

Diluted net income per share (Note 12)	$1.89	$1.64	$1.32

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share and Per Share Information)

	Common Stock
	Shares	Dollars	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Total
Balance at December 29, 2001	107,775	$1,078	$127,131	$365,087	($39,327)	$453,969
Net income	--	--	--	142,797	--	142,797
Translation adjustment	--	--	--	--	2,456	2,456
Adjustment related to effective
portion of cash flow hedges,
net of income tax effects of $170	--	--	--	--	263	263
Adjustment related to
unrealized gains on
available-for-sale securities,
net of income tax effects of $455	--	--	--	--	712	712

Comprehensive income						146,228
Issuance of common stock from
exercise of stock options	74	1	1,252	--	--	1,253
Issuance of common stock through
stock purchase plan	70	1	1,048	--	--	1,049

Balance at December 28, 2002	107,919	1,080	129,431	507,884	(35,896)	602,499
Net income	--	--	--	178,634	--	178,634
Translation adjustment	--	--	--	--	15,006	15,006
Adjustment related to effective
portion of cash flow hedges less
reclassification adjustment, net of
income tax effects of $408	--	--	--	--	638	638
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $357	--	--	--	--	1,234	1,234

Comprehensive income						195,512
Dividends paid	--	--	(31,126)	(22,914)	--	(54,040)
Tax benefit from exercise of employee
stock options	--	--	1,458	--	--	1,458
Issuance of common stock from
exercise of stock options	176	2	2,454	--	--	2,456
Issuance of common stock through
stock purchase plan	71	--	1,805	--	--	1,805

Balance at December 27, 2003	108,166	1,082	104,022	663,604	(19,018)	749,690
Net income	--	--	--	205,700	--	205,700
Translation adjustment	--	--	--	--	33,040	33,040
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $1,260	--	--	--	--	(3,407)	(3,407)

Comprehensive income						235,333
Dividends paid	--	--	--	(54,095)	--	(54,095)
Tax benefit from exercise of employee
stock options	--	--	1,980	--	--	1,980
Issuance of common stock from
exercise of stock options	202	2	3,438	--	--	3,440
Purchase and retirement of
common stock	(100)	(1)	(3,181)	--	--	(3,182)
Issuance of common stock through
stock purchase plan	59	1	2,690	--	--	2,691

Balance at December 25, 2004	108,327	$1,084	$108,949	$815,209	$10,615	$935,857

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Operating Activities:
Net income	$205,700	$178,634	$142,797
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,069	10,216	8,279
Amortization	21,530	9,888	7,852
(Gain) Loss on sale of property and equipment	191	61	(7)
Provision for doubtful accounts	187	600	941
Provision for obsolete and slow-moving inventories	7,158	6,574	688
Foreign currency translation gains/losses	19,736	10,015	600
Deferred income taxes	(7,951)	(4,205)	(573)
Purchase of licenses	(32,796)	(1,724)	(13,525)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(27,086)	(21,982)	(10,854)
Inventories	(61,534)	(36,102)	3,173
Prepaid expenses and other current assets	(3,190)	(1,590)	(1,568)
Other assets	--	100	--
Accounts payable	10,638	6,324	13,604
Accrued expenses	26,424	735	9,716
Income taxes payable	36,860	15,912	760

Net cash provided by operating activities	208,936	173,456	161,883
Investing activities:
Purchases of property and equipment	(78,145)	(32,770)	(12,424)
Proceeds from sale of property and equipment	25	14	18
Purchase of marketable securities	(104,559)	--	(869,112)
Sales of marketable securities	--	22,870	753,998
Purchase of UPS Aviation Technologies, Inc.	--	(38,177)	--
Change in restricted cash	153	--	2
Other	(1,791)	(645)	(29)

Net cash used in investing activities	(184,317)	(48,708)	(127,547)
Financing activities:
Dividends	(54,095)	(54,040)	--
Proceeds from issuance of common stock through
stock purchase plan	2,691	1,805	1,049
Proceeds from issuance of common stock from
exercise of stock options	3,440	2,456	1,026
Principal payments on long-term debt	--	(20,000)	(12,236)
Purchase of common stock	(3,182)	--	--

Net cash used in financing activities	(51,146)	(69,779)	(10,161)
Effect of exchange rate changes on cash and cash equivalents	2,107	2,592	(249)

Net (decrease)/increase in cash and cash equivalents	(24,420)	57,561	23,926
Cash and cash equivalents at beginning of year	274,329	216,768	192,842

Cash and cash equivalents at end of year	$249,909	$274,329	$216,768

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Supplemental disclosures of cash flow information
Cash paid during the year for income taxes	$27,467	$38,266	$39,992

Cash received during the year from income tax refunds	$1,015	$512	--

Cash paid during the year for interest	$38	$534	$1,325

Supplemental disclosure of non-cash investing and
financing activities
Change in liability recognized in accrued expenses
related to cash flow hedges and charged to
accumulated other comprehensive loss	$0	($1,046)	($433)

Change in marketable securities related to unrealized
appreciation (depreciation)	($4,667)	$1,591	$1,167

Fair value of assets acquired (UPS Aviation Technologies)	--	$41,558	--
Liabilities assumed	--	(3,320)	--
Less: cash acquired	--	(61)	--

Net cash paid	--	$38,177	--

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 25, 2004 and December 27, 2003

1.  Organization

        On July 24, 2000, the stockholders of Garmin Corporation (GARMIN) incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholder’s Agreement to transfer to Garmin Ltd. their investments in 88,988,394 common shares of stock of GARMIN. These shares, which represented approximately 100% of the issued and outstanding common stock of GARMIN as of July 24, 2000, were used by the stockholders to pay for their subscriptions to 100,000,000 common shares of Garmin Ltd. at a par value of $0.01 or an aggregate value of $1,000. As such, the exchange of shares in this reorganization between GARMIN and the newly formed holding company, Garmin Ltd., completed on September 22, 2000, has been accounted for at historical cost similar to that in pooling-of-interests accounting. Until April 15, 2002, one share of GARMIN stock was held by each of six shareholders as nominees under nominee trusts in order to comply with Article 2 of the Company Law of Taiwan which required that, as a “company limited by stock,” GARMIN have at least seven shareholders, and 4,000 shares of GARMIN were held by two shareholders who did not convert their GARMIN shares to common shares of the Company. These 4,006 shares represented approximately 0.004% of the outstanding shares of GARMIN. Taiwan company law was subsequently changed to remove the requirement that a Taiwan company have a minimum of seven shareholders and to permit single shareholder companies. As of April 15, 2002, the Company acquired the 4,000 shares of GARMIN that were held by the two shareholders and the six nominee shareholders each transferred their own share of GARMIN stock to the Company. As a result, the Company now owns all of the outstanding shares of GARMIN. Garmin Ltd. completed an initial public offering of its common stock in December 2000.

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

Nature of Business

        Garmin Ltd. and subsidiaries (together, the Company) manufacture, market, and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN is primarily responsible for the manufacturing and distribution of the Company’s products to Garmin International, Inc. (GII) and Garmin (Europe) Limited (GEL) and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. In April 1990, a 100%-owned subsidiary, Garmin International, Inc., was incorporated in the United States. GII is primarily responsible for sales and marketing of the Company’s products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company’s aviation segment. During June 1992, GII formed Garmin (Europe) Limited, a wholly owned subsidiary in the United Kingdom, to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. As a result, GEL is now a direct subsidiary of Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate. In December 2001, GII formed Garmin USA as a sales organization. During August 2003, GII acquired all the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash and renamed the company Garmin AT, Inc. (GAT). See Note 16.

Fiscal Year

        The Company has adopted a 52–53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year and there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

        In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2004, 2003, and 2002 included 52 weeks. Fiscal 2005 will include 53 weeks.

Foreign Currency Translation

        GARMIN utilizes the New Taiwan Dollar as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GARMIN for all periods presented have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $12,075 and ($20,965) as of December 25, 2004 and December 27, 2003, respectively, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

        Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange losses of $24,819 and $6,699, and an exchange gain of $11 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. The losses in fiscal 2004 and 2003 were due to weakening of the United States dollar compared to the New Taiwan Dollar throughout the year. The very small gain in fiscal 2002 was the result of there being little change in the United States dollar compared to the New Taiwan Dollar during that fiscal year. These losses and gains are included in other income in the accompanying consolidated statements of income.

Earnings Per Share

        Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company’s stock during the period the options were outstanding. See Note 12.

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

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GARMIN and the FIFO method by GII, GAT and GEL. Inventories consisted of the following:

	December 25, 2004	December 27, 2003
Raw Materials	$69,036	$45,388
Work-in-process	29,959	12,551
Finished goods	67,274	50,340
Inventory reserves	(11,289)	(11,485)

	$154,980	$96,794

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39 years
Office furniture and equipment	5 years
Manufacturing and engineering equipment	5 years
Vehicles	5 years

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

Dividends

        On July 23, 2004 the Board of Directors declared a dividend of $0.50 per share to be paid on December 15, 2004 to shareholders of record on December 1, 2004. The Company paid out a dividend in the amount of $54,095. The dividend has been reported as a reduction of retained earnings.

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

        Approximately $90,554 and $67,882 of GARMIN’s retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 25, 2004 and December 27, 2003, respectively.

Intangible Assets

        On December 30, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses how goodwill and other intangible assets should be accounted for and tested for impairment. The standard requires intangibles to be identified as either finite-lived or indefinite-lived. Indefinite-lived intangible assets are no longer subject to amortization, yet are to be tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires the determination of the value of the intangible asset. If the value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. The asset will then be carried at its new value. Finite-lived intangible assets are still subject to amortization and are reviewed for impairment in accordance with SFAS No. 144. The adoption of this statement did not have a material impact on the Company.

        At December 25, 2004 and December 27, 2003, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $85,909 and $48,703, respectively. The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $12,218 at December 25, 2004 and December 27, 2003.

        Identifiable, finite lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $38,642 and $17,810 at December 25, 2004 and December 27, 2003, respectively. Amortization expense was $20,832, $6,886, and $5,277 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. In the next five years, the amortization expense is estimated to be $17,705, $16,644, $2,180, $1,369, and $1,262, respectively.

Marketable Securities

        Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

        All of the Company’s marketable securities are considered available-for-sale at December 25, 2004. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain. During 2004, unrealized losses of ($3,407) were reported in other comprehensive gain, net of related taxes.

        The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities have not been material in any period.

Income Taxes

        The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued by Garmin Corporation for the unremitted earnings of GII totaling approximately $167,567 and $112,567 at December 25, 2004 and December 27, 2003, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely. Income taxes have also not been accrued by the Company for the unremitted earnings of Garmin Corporation or GEL because such earnings are also intended to be reinvested in these subsidiaries indefinitely.

        Our income tax liability balance includes tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying applications of statutes, rules, regulations, and interpretations. Our tax contingencies are established based on judgements about potential actions by taxing jurisdictions and relate primarily, but not limited to, transfer pricing positions we have taken in a variety of the countries in which we operate, certain tax credits, and various foreign and state tax matters. The ultimate resolution of these matters may be materially greater or less than the amount we have accrued and could have a material effect on our effective tax rate in the period when such matter is resolved.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

        The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and consistently have been within management’s expectations. Certain customers are allowed extended terms consistent with normal industry practice. Most of these extended terms can be classified as either relating to seasonal sales variations or to the timing of new product releases by the Company and the impact those releases may have on the cash flow requirements of our customers.

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

Sales Programs

        The Company provides certain monthly and quarterly incentives for its dealers based on various factors including dealer purchasing volume and growth. Additionally, from time to time, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to distributors are regularly reviewed and recorded as accrued expenses on a monthly basis. In addition, the Company provides retailers with product discounts termed “price protection” to assist these retailers in clearing older products from their inventories in advance of new product releases. These rebates, incentives, and price protections are recorded as reductions to net sales in the accompanying consolidated statements of income.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $29,577, $22,071, and $16,670 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Research and Development

        Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $61,580, $43,706, and $32,163 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

Accounting for Stock-Based Compensation

        At December 25, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 25, 2004	December 27, 2003	December 28, 2002
Net income as reported	$205,700	$178,634	$142,797
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of tax effects	(5,460)	(3,046)	(1,949)

Pro forma net income	$200,240	$175,588	$140,848

Pro forma net income per share:
Basic	$1.85	$1.63	$1.31
Diluted	$1.84	$1.61	$1.30

Derivative Investments and Hedging Activities

        The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to its derivative instruments and hedging activities. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives not considered hedges must be adjusted to fair value through income.

        If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

        GII has historically entered into interest rate swap agreements to modify the interest characteristics of portions of its outstanding long-term debt from a floating rate to a fixed rate basis. These agreements involved the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The Company’s agreements have previously qualified for hedge accounting as permitted in SFAS No. 133, resulting in the agreements being marked to market at each balance sheet date through other comprehensive income. Management assessed the effectiveness of the hedge relationship on a periodic basis during the year. See Note 8.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options at the date of grant. Accordingly, the adoption of SFAS No.123(R)‘s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share as noted above. SFAS No.123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the Company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. Interpretation No. 46 will become effective for the Company on March 31, 2004 for variable interest entities created prior to December 31, 2003. We do not expect the adoption of Interpretation No. 46 to have a material impact on our results and operations or financial condition.

3.  Marketable Securities

        The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 25, 2004:

	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$194,422	($1,237)	$193,185
Obligations of states and political
subdivisions	58,764	(409)	58,355
U.S. corporate bonds	41,861	(260)	41,601
Other	29,077	(3)	29,074

Total	$324,124	($1,909)	$322,215

        The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 27, 2003:

	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$61,354	$1,097	$62,451
Obligations of states and political
subdivisions	95,544	1,313	96,857
U.S. corporate bonds	34,591	349	34,940
Other	27,200	(1)	27,199

Total	$218,689	$2,758	$221,447

        The amortized cost and estimated fair value of marketable securities at December 25, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less (2005)	$64,470	$64,367
Due after one year through five years (2006-2010)	126,925	126,017
Due after five years through ten years (2011-2015)	103,210	102,448
Due after ten years (2016 and thereafter)	29,519	29,383

	$324,124	$322,215

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

        During 1999, GARMIN borrowed $18,040 to finance the purchase of land and a new manufacturing facility in Taiwan. The balance was due in 60 equal payments of principal plus interest beginning in November 2001. Through November 2001, interest was payable at a fixed rate of 6.155%. Subsequent to November 2001, interest was adjustable based on the Republic of China’s government preferential rate on term deposits plus 0.18%. The Company opted to prepay a significant portion of the outstanding principal during 2001. The outstanding balance of $2,891 at December 29, 2001 was paid in full in January 2002.

        During 2000, GII entered into another agreement with the City of Olathe, Kansas to finance the Company’s expansion of its manufacturing facilities through the issuance of Series 2000 Industrial Revenue Bonds (the 2000 Bonds) totaling $20,000. The proceeds from the issuance of the 2000 Bonds were placed in an interest-bearing restricted cash account controlled by a trustee appointed by the issuer. Disbursements from the account were restricted to purchases of equipment and construction related to the project and amounted to $0 and $5,696 for years ended December 28, 2002 and December 29, 2001, respectively. There were no unexpended bond proceeds in this restricted cash account at December 28, 2002. During the second quarter of 2003, GII instructed the trustee of the 2000 Bonds to call them at par, leaving an outstanding principal of $0 at December 27, 2003.

5.  Commitments and Contingencies

        Rental expense related to office, warehouse space and real estate amounted to $608, $324, and $281 for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively.

        Future minimum lease payments are as follows:

Year	Amount
2005	$512
2006	493
2007	493
2008	474
2009	474
Thereafter	3,452

        At December 25, 2004, the Company expects future costs of approximately $900 for the completion of its facility expansion in Olathe, Kansas.

        Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. These amounted to $1,457 and $1,602 at December 25, 2004 and December 27, 2003, respectively, and are reported as restricted cash.

        In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

6.  Employee Benefit Plans

        GII sponsors an employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 25, 2004, December 27, 2003, and December 28, 2002, expense related to these plans of $5,183, $4,197, and $2,728, respectively, was charged to operations.

        Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 were significant.

7.  Income Taxes

        The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Federal:
Current	$10,323	$17,066	$18,576
Deferred	1,362	(2,486)	(1,639)

	11,685	14,580	16,937
State:
Current	3,253	849	(1,035)
Deferred	(5,258)	(1,379)	(328)

	(2,005)	(530)	(1,363)
Foreign:
Current	43,886	33,599	22,969
Deferred	(4,055)	(340)	1,394

	39,831	33,259	24,363

Total	$49,511	$47,309	$39,937

        The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Federal income tax expense at
U.S. statutory rate	$89,324	$79,080	$63,957
State income tax expense, net of
federal tax effect	(1,303)	626	886
Foreign tax rate differential	(32,516)	(21,038)	(16,759)
Taiwan surtax, tax incentives
and credits	(16,117)	(21,161)	(10,757)
Other, net	10,123	9,802	2,610

Income tax expense	$49,511	$47,309	$39,937

        The Company’s income before income taxes attributable to non-U.S. operations was $211,093, $202,390, and $146,804, for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.45, $0.38, and $0.10 per weighted-average common share outstanding for the years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2009, at which time these tax benefits expire.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 25, 2004	December 27, 2003

Deferred tax assets:
Product warranty accruals	$4,084	$2,529
Allowance for doubtful accounts	1,187	1,214
Inventory carrying value	2,792	2,045
Sales program allowances	4,035	2,183
Vacation accrual	1,022	740
Unrealized intercompany profit in inventory	16,905	15,498
Unrealized investment loss	433	--
Unrealized foreign currency loss	3,579	--
Tax credit carryforwards	2,914	--
Other	1,576	2,603

	38,527	26,812
Deferred tax liabilities:
Unrealized investment gain	--	812
Unrealized foreign currency gains	--	86
Depreciation	5,267	1,923

	5,267	2,821

Net deferred tax assets	$33,260	$23,991

8.  Interest Rate Risk Management

During 1996, GII entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt associated with the Bonds to a fixed rate basis, thus, reducing the impact of interest rate changes on future income. The agreement was renewed in 2001. Pursuant to this “pay-fixed” swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $5,000 at December 28, 2002. GII’s fixed interest rate under the swap agreement was 5.1%. The counterparty’s floating rate was based on the nontaxable PSA Municipal Swap Index and amounted to 1.18% at December 28, 2002.

        During 2000, GII entered into an additional swap agreement to effectively convert a portion of additional floating rate long-term debt associated with the 2000 Bonds to a fixed rate basis. Pursuant to this pay-fixed swap agreement, GII agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement totaling $10,000 at December 28, 2002. GII’s fixed interest rate under the swap agreement was 7.26% compared to the counterparty’s floating rate of 1.51% at December 28, 2002. The counterparty’s floating rate was based on the bank’s Taxable Low Floater Rate.

        The fair value of the interest rate swap agreements was recorded as a component of other accrued expenses and amounted to $1,046 at December 28, 2002. During the second quarter of 2003, GII liquidated its interest rate swap positions and realized the loss previously recorded as a component of other comprehensive loss. None of the Company’s cash flow hedges were deemed ineffective.

9.  Fair Value of Financial Instruments

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 25, 2004		December 27, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$249,909	$249,909	$274,329	$274,329
Restricted cash	1,457	1,457	1,602	1,602
Marketable securities	322,215	322,215	221,447	221,447

10.  Segment Information

The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation markets. Both of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company’s consumer segment includes portable global positioning system (GPS) receivers and accessories for marine, recreation, land, and automotive use sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan. The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The CODM evaluates performance and allocates resources based on income before income taxes of each segment. Income before income taxes represents net sales less operating expenses including certain allocated general and administrative costs, interest income and expense, foreign currency adjustments, and other non-operating corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The identifiable assets associated with each reportable segment reviewed by the CODM include accounts receivable and inventories. The Company does not report property and equipment, intangible assets, depreciation and amortization, or capital expenditures by segment to the CODM.

        Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 25, 2004
	Consumer	Aviation	Total
Net sales to external customers	$591,023	$171,526	$762,549
Allocated interest income	7,300	2,119	9,419
Allocated interest expense	30	8	38
Income before income taxes	196,326	58,885	255,211
Assets:
Accounts receivable	85,349	24,770	110,119
Inventories	120,119	34,861	154,980

	Fiscal Year Ended December 27, 2003
	Consumer	Aviation	Total
Net sales to external customers	$452,437	$120,552	$572,989
Allocated interest income	5,901	1,572	7,473
Allocated interest expense	422	112	534
Income before income taxes	182,701	43,242	225,943
Assets:
Accounts receivable	65,315	17,403	82,718
Inventories	76,429	20,365	96,794

	Fiscal Year Ended December 28, 2002
	Consumer	Aviation	Total
Net sales to external customers	$350,674	$114,470	$465,144
Allocated interest income	4,875	1,591	6,466
Allocated interest expense	1,002	327	1,329
Income before income taxes	134,859	47,875	182,734
Assets:
Accounts receivable	43,942	14,336	58,278
Inventories	43,360	14,147	57,507

        Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 25, 2004, December 27, 2003, and December 28, 2002:

	North America	Asia	Europe	Total
December 25, 2004
Net sales to external customers	$532,501	$34,185	$195,863	$762,549
Long-lived assets	133,832	37,341	457	171,630
Net assets	330,350	573,363	31,874	935,587
December 27, 2003
Net sales to external customers	$414,580	$25,183	$133,226	$572,989
Long-lived assets	71,817	32,475	492	104,784
Net assets	284,902	437,152	27,636	749,690
December 28, 2002
Net sales to external customers	$339,415	$22,673	$103,056	$465,144
Long-lived assets	43,599	30,374	467	74,440
Net assets	232,430	348,255	21,814	602,499

        No single customer accounted for 10% or more of the Company’s consolidated net sales in any period. Accounts receivable from one customer were approximately $10.7 million as of December 25, 2004 representing 9.7% of total accounts receivable. As of March 1, 2005, payments from this customer have reduced the customer’s accounts receivable balance to $0.8 million.

11.  Stock Compensation Plans

        The various Company stock compensation plans are summarized below:

2000 Equity Incentive Plan

        In October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock were available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2004, 2003, and 2002 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2000 Non-employee Directors’ Option Plan

        Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2004, 2003, and 2002, options to purchase 6,621, 3,648, and 5,058 shares were granted under this plan.

        A summary of the Company’s stock option activity and related information under the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 29, 2001	$15.45	1,535
Granted	29.61	453
Exercised	14.15	(74)
Canceled	16.58	(40)

Outstanding at December 28, 2002	18.90	1,874
Granted	54.30	581
Exercised	14.91	(176)
Canceled	18.19	(22)

Outstanding at December 27, 2003	28.42	2,257
Granted	39.74	703
Exercised	17.12	(202)
Canceled	32.15	(33)

Outstanding at December 25, 2004	32.12	2,725

	December 25, 2004	December 27, 2003	December 28, 2002
Weighted-average fair value of options
granted during the year	$14.26	$22.01	$11.42

	Stock Options as of December 25, 2004
Exercise Price	Options Outstanding	Remaining Life (Years)	Options Exercisable
	(In Thousands)		(In Thousands)
$14-$24	1,049	6.25	683
$25-$34	425	8.05	67
$35-$44	692	9.74	1
$45-$55	560	8.98	110

	2,725	7.98	860

        The weighted-average remaining contract life for options outstanding at December 25, 2004 is 7.98 years.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002: risk-free interest rate of 3.80%, 4.25%, and 1.67%, respectively; dividend yields of 1.3% and 1.0% for 2004 and 2003, respectively, and no dividend yield for 2002; volatility factor of the expected market price of the Company’s common stock of 0.3577, 0.3927, and 0.3395, respectively; and a weighted-average expected life of the option of six years in 2004, six years in 2003, and seven years in 2002.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee Stock Purchase Plan

        The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2004, 2003, and 2002, 58,950, 70,857, and 70,035 shares were purchased under the plan for a total purchase price of $2,690, $1,805, and $1,265, respectively. At December 25, 2004, approximately 677,000 shares were available for future issuance.

12.  Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$205,700	$178,634	$142,797

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	108,161	108,011	107,774
Effect of dilutive securities -
employee stock options (note 11)	869	891	427

Denominator for diluted net income per share -
adjusted weighted-average common shares	109,030	108,902	108,201

Basic net income per share	$1.90	$1.65	$1.32

Diluted net income per share	$1.89	$1.64	$1.32

        Options to purchase 141 shares of common stock at $54.54 per share were outstanding during 2004, 48 shares of common stock at $54.54 per share were outstanding during 2003, and 472 shares of common stock at prices ranging from $21.67 to $29.79 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect was antidilutive.

13.  Share Repurchase Program

        On April 21, 2004, the Board of Directors authorized the Company to repurchase up to 3,000,000 shares of the Company’s common stock through April 30, 2006. Through December 25, 2004, the Company had purchased 100,000 shares at $3,182.

14.  Shareholder Rights Plan

        On October 24, 2001, Garmin’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin’s common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15% or more of Garmin’s outstanding common shares. Each right (other than those held by the new 15% shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Garmin’s Board of Directors may redeem the rights at $0.002 per right at any time before the rights become exercisable. The rights expire on October 31, 2011.

15.  Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 25, 2004
	Quarter Ending
	March 27	June 26	September 25	December 25
Net sales	$158,329	$189,655	$193,616	$220,949
Gross profit	80,451	98,320	111,671	120,797
Net income	34,656	56,315	67,128	47,601
Basic net income per share	0.32	0.52	0.62	0.44

	Fiscal Year Ended December 27, 2003
	Quarter Ending
	March 29	June 28	September 27	December 27
Net sales	$123,788	$143,495	$135,562	$170,144
Gross profit	74,655	83,657	76,709	95,520
Net income	41,494	47,246	35,308	54,586
Basic net income per share	0.38	0.43	0.33	0.51

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

        The purchase price of the UPS Aviation Technologies acquisition was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and third-party appraisals. The excess purchase price over the fair value of the net assets acquired was allocated to deductible goodwill in the amount of $11.4 million. UPS Aviation Technologies, Inc. was subsequently renamed Garmin AT, Inc. by the Company. The results of Garmin AT, Inc. are included in the financial statements for the period from August 22, 2003 to December 27, 2003 and the fiscal year ended December 25, 2004.

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

        The following table is prepared on a pro forma basis for the fiscal year ended December 27, 2003 as though the business had been acquired as of the beginning of the period presented, after including the estimated impact of certain adjustments such as amortization of intangibles:

Fiscal Year Ended
December 27,
2003
(Unaudited)
Net sales	$591,050
Net income after income taxes	178,524
Basic net income per share	1.65
Diluted net income per share	1.64

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

17.  Warranty Reserves

        The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Balance - beginning of period	$8,399	$5,949	$4,777
Accrual for products sold during the period	24,622	14,429	8,520
Expenditures	(17,503)	(11,979)	(7,348)

Balance - end of period	$15,518	$8,399	$5,949

Item 9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

               None.

Item 9A.  Controls and Procedures

               (a)   Conclusion Regarding the Effectiveness of Disclosure Controls and
                       Procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

               (b)   Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

        Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2004.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report appears below.

               (c)   Attestation Report of the Independent Registered Public Accounting
                       Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Garmin Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004 of Garmin Ltd. and Subsidiaries and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 7, 2005

(d)  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.  Other Information

          Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Company

        Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for June 3, 2005 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2004.

(a)  Directors of the Company

        The information set forth in response to Item 401 of Regulation S-K under the headings “Election of Three Directors” and “The Board of Directors” in Garmin’s Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)  Executive Officers of the Company

        The information set forth in response to Item 401 of Regulation S-K under the heading “Executive Officers and Significant Employees of the Company” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)   Compliance with Section 16(a) of the Exchange Act

        The information set forth in response to Item 405 of Regulation S-K under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in Garmin’s Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)  Audit Committee Financial Expert

        Garmin’s Board of Directors has determined that Gene M. Betts, Charles W. Peffer, and Thomas A. McDonnell, members of Garmin’s Audit Committee, are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Betts, Mr. Peffer and Mr. McDonnell are each “independent” as defined by current listing standards of the Nasdaq Stock Market.

(e)  Code of Ethics

        Garmin’s Board of Directors has adopted the Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the Chief Executive Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code is filed as Exhibit 14.1 to this Annual Report on Form 10-K. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chief Executive Officer, Chief Financial Officer or Controller, such amendment or waiver will be disclosed in a Form 8-K filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

        The information set forth in response to Item 402 of Regulation S-K under “The Board of Directors – Compensation of Directors” and under “Executive Compensation Matters” in Garmin’s Proxy Statement (other than the “Compensation Committee Report on Executive Compensation” and the “Stock Performance Graph”) is hereby incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                 Related Shareholder Matters

        The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

        The following table gives information as of December 25, 2004 about the Garmin Common Shares that may be issued under all of the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation
plans approved by	2,725,102	$32.12	933,268
shareholders (1)

Equity compensation
plans not approved	--	--	--
by shareholders

Total	2,725,102	$32.12	933,268

(1)	Consists of the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. 2000 Non-Employee Directors’ Option Plan and the Garmin Ltd. Employee Stock Purchase Plan.

        The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

        The information set forth in response to Item 404 of Regulation S-K under the heading “The Board of Directors — Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.  Principal Accounting Fees and Services

        The information set forth under the headings “Principal Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Accountant” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

Item 15.  Exhibits, and Financial Statement Schedules

(a)     List of Documents filed as part of this Report

      (1)  Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

      (2)   Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

      (3)   Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Memorandum and Articles of Association of Garmin Ltd. (as amended)
4.1**	Specimen share certificate
4.2***	Shareholder Rights Agreement
10.1**	Garmin Ltd. 2000 Equity Incentive Plan
10.2**	Garmin Ltd. 2000 Non-Employee Directors' Option Plan
10.3**	Garmin Ltd. Employee Stock Purchase Plan
10.4****	First Amendment to Garmin Ltd. Employee Stock Purchase
Plan
10.5*	Second Amendment to Garmin Ltd. Employee Stock
Purchase Plan
14.1*****	Code of Business Conduct and Ethics for Directors, Officers
and Employees of Garmin Ltd. and Subsidiaries
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included in signature page)
31.1	Chief Executive Officer's Certification pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certification pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's Certification pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certification pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003.

** Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514).

*** Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 26, 2001.

***** Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 27, 2002.

**** Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2003.

(b)     Exhibits.

        The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)     Financial Statement Schedules.

        Reference is made to Item 15(a)(2) above.

GARMIN LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULE

Garmin Ltd. Financial Statement Schedule for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

Schedule II - Valuation and qualifying accounts	79

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 28, 2002:
Deducted from asset accounts
Allowance for doubtful accounts	$2,627	$941	--	($415)	$3,153
Inventory reserve	9,554	688	--	(818)	9,424

Total	$12,181	$1,629	--	($1,233)	$12,577

Year Ended December 27, 2003:
Deducted from asset accounts
Allowance for doubtful accounts	$3,153	$600	--	($ 177)	$3,576
Inventory reserve	9,424	6,574	--	(4,513)	11,485

Total	$12,577	$7,174	--	($4,690)	$15,061

Year Ended December 25, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	$3,576	$187	--	($198)	$3,565
Inventory reserve	11,485	7,158	--	(7,354)	11,289

Total	$15,061	$7,345	--	($7,552)	$14,854

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.
/s/ Min H. Kao --------------------------------------- Min H. Kao Chief Executive Officer

      Dated: March 9, 2005

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Min H. Kao and Kevin Rauckman and Andrew R. Etkind, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2005:

/s/ Min H. Kao	/s/ Gene M. Betts

Min H. Kao	Gene M. Betts
Chairman, Chief	Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin Rauckman	/s/ Donald H. Eller

Kevin Rauckman	Donald H. Eller
Chief Financial Officer and Treasurer	Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Charles W. Peffer	/s/ Thomas A. McDonnell

Charles W. Peffer	Thomas A. McDonnell
Director	Director

/s/ Clifton A. Pemble

Clifton A. Pemble
Director

Garmin Ltd.
2004 Form 10-K Annual Report
Exhibit Index

        The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document

21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 21.1

GARMIN LTD.

List of Subsidiaries of Company

Name of Subsidiary	Jurisdiction of Incorporation
Garmin Corporation	Taiwan
Garmin International, Inc.	Kansas
Garmin USA, Inc.	Kansas
Garmin Realty, LLC	Kansas
Garmin AT, Inc.	Oregon
Garmin (Europe) Ltd.	England

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

        We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-51470 and 333-52766) pertaining to the Garmin Ltd. Employee Stock Purchase Plan, Garmin Ltd. 2000 Equity Incentive Plan, Garmin Ltd. Non-Employee Director Option Plan, and the Garmin International, Inc. Savings and Profit Sharing Plan of our reports dated March 7, 2005, with respect to the consolidated financial statements and schedule of Garmin Ltd., Garmin Ltd. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Garmin Ltd., included in the Annual Report (Form 10-K) for the year ended December 25, 2004.

/s/  Ernst & Young LLP

Kansas City, Missouri
March 7, 2005

EXHIBIT 31.1

CERTIFICATION

        I, Min H. Kao, certify that:

1.	I have reviewed this annual report on Form 10-K of Garmin Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 9, 2005	/s/ Min H. Kao ---------------------------------------------- Min H. Kao Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

      I, Kevin Rauckman, certify that:

1.	I have reviewed this annual report on Form 10-K of Garmin Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 9, 2005	/s/ Kevin Rauckman ---------------------------------------------- Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Kevin Rauckman, Co-Chairman and Chief Executive Officer of Garmin Ltd. (the “Company”) hereby certify that:

(1)	the Annual Report on Form 10-K for the year ended December 25 2004 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 9, 2005	/s/ Min H. Kao ---------------------------------------------- Min H. Kao Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 32.2

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

        Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), I, Kevin Rauckman, Co-Chairman and Chief Executive Officer of Garmin Ltd. (the “Company”) hereby certify that:

(1)	the Annual Report on Form 10-K for the year ended December 25 2004 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 9, 2005	/s/ Kevin Rauckman ---------------------------------------------- Kevin Rauckman Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.