Form 10-Q
period 2005-03-26
GARMIN LTD
filed 2005-05-04
CIK 1121788

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2005

                                       or

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
    (State or other jurisdiction          (I.R.S. Employer identification no.)
  of incorporation or organization)
5th Floor, Harbour Place, P.O. Box 30464 SMB,              N/A
          103 South Church Stree                        (Zip Code)
  George Town, Grand Cayman, Cayman Islands
   (Address of principal executive offices)

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



Number of shares outstanding of the Company's common shares as of April 29, 2005
                   Common Shares, $.01 par value: 108,432,680

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 26, 2005

                                Table of Contents


Part I - Financial Information                                             Page

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)     3

                  Introductory Comments                                       3

                  Condensed Consolidated Balance Sheets at March 26, 2005
                  and December 25, 2004                                       4

                  Condensed Consolidated Statements of Income for the
                  13-weeks ended March 26, 2005 and March 27, 2004            5

                  Condensed Consolidated Statements of Cash Flows for the
                  13-weeks ended March 26, 2005 and March 27, 2004            6

                  Notes to Condensed Consolidated Financial Statements        7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 18

         Item 4.  Controls and Procedures                                     19

Part II - Other Information

         Item 1.  Legal Proceedings                                           20

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of Proceeds                                                 20

         Item 3.  Defaults Upon Senior Securities                             20

         Item 4.  Submission of Matters to a Vote of Securities Holders       20

         Item 5.  Other Information                                           20

         Item 6.  Exhibits                                                    21

Signature Page                                                                22

Index to Exhibits                                                             23

                                   Garmin Ltd.
                                    Form 10-Q
                          Quarter Ended March 26, 2005



Part I - Financial Information


Item 1.  Condensed Consolidated Financial Statements (Unaudited)


Introductory Comments

     The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 25, 2004. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

     The results of operations for the 13-week period ended March 26, 2005 are not necessarily indicative of the results to be expected for the full year 2005.


                     Garmin Ltd. And Subsidiaries
                      Condensed Consolidated Balance Sheets
                    (In thousands, except share information)

                                                                        -----------------------------------
                                                                            (Unaudited)
                                                                             March 26,        December 25,
                                                                                  2005                2004
Assets
Current assets:
     Cash and cash equivalents                                                $249,193            $249,909
     Marketable securities                                                      52,270              64,367
     Accounts receivable, net                                                  101,720             110,119
     Inventories                                                               166,429             154,980
     Deferred income taxes                                                      36,962              38,527
     Prepaid expenses and other current assets                                  16,991              19,069
                                                                        ---------------    ----------------

Total current assets                                                           623,565             636,971

Property and equipment, net                                                    180,342             171,630

Marketable securities                                                          299,850             257,848
Restricted cash                                                                  1,482               1,457
Other assets, net                                                               47,992              49,485
                                                                        ---------------    ----------------

Total assets                                                                $1,153,231          $1,117,391
                                                                        ===============    ================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                          $40,321             $53,673
     Salaries and benefits payable                                               7,681               7,183
     Warranty reserve                                                           14,778              15,518
     Other accrued expenses                                                     18,795              28,960
     Income taxes payable                                                       65,975              70,933
                                                                        ---------------    ----------------

Total current liabilities                                                      147,550             176,267

Deferred income taxes                                                            5,334               5,267

Stockholders' equity:
     Common stock, $0.01 par value, 500,000,000 shares authorized:
          Issued and outstanding shares - 108,327,000 as of
                   December 25, 2004 and 108,429,044 as of
                   March 26, 2005                                                1,085               1,084
     Additional paid-in capital                                                110,853             108,949
     Retained earnings                                                         862,610             815,209
     Accumulated other comprehensive gain                                       25,799              10,615
                                                                        ---------------    ----------------

Total stockholders' equity                                                   1,000,347             935,857
                                                                        ---------------    ----------------

Total liabilities and stockholders' equity                                  $1,153,231          $1,117,391
                                                                        ===============    ================

See accompanying notes.


                          Garmin Ltd. And Subsidiaries
            Condensed Consolidated Statements of Income (Unaudited)
                  (In thousands, except per share information)



                                              13-Weeks Ended
                                    --------------------------------------
                                         March 26,              March 27,
                                              2005                   2004
                                    --------------------------------------

Net sales                                 $192,651               $158,329

Cost  of goods sold                         89,453                 77,878
                                    ---------------       ----------------

Gross profit                               103,198                 80,451

Selling, general and
     administrative expenses                20,518                 16,642
Research and development
     expense                                16,928                 14,220
                                    ---------------       ----------------
                                            37,446                 30,862
                                    ---------------       ----------------

Operating income                            65,752                 49,589

Other income (expense):
     Interest income                         3,901                  1,896
     Interest expense                           (2)                   (10)
     Foreign currency                      (11,138)                (7,564)
     Other                                     297                    (43)
                                    ---------------       ----------------
                                            (6,942)                (5,721)
                                    ---------------       ----------------

Income before income taxes                  58,810                 43,868

Income tax provision                        11,409                  9,212
                                    ---------------       ----------------

Net income                                 $47,401                $34,656
                                    ===============       ================


Net income per share:
     Basic                                   $0.44                  $0.32
     Diluted                                 $0.43                  $0.32

Weighted average common shares outstanding:
     Basic                                 108,408                108,197
     Diluted                               109,421                109,182

See accompanying notes.


                          Garmin Ltd. And Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)
                                 13-Weeks Ended

                                                                -------------------------------------
                                                                      March 26,            March 27,
                                                                           2005                 2004
                                                                -------------------------------------

Operating Activities:
Net income                                                              $47,401              $34,656
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation                                                       4,070                2,791
       Amortization                                                       5,372                2,665
       Loss (gain) on sale of property and equipment                       (140)                 105
       Provision for doubtful accounts                                      146                  116
       Deferred income taxes                                              1,596                   (8)
       Foreign currency translation gains/losses                         15,116                9,564
       Provision for obsolete inventories                                 2,346                2,528
Changes in operating assets and liabilities:
       Accounts receivable                                                8,440                5,987
       Inventories                                                      (11,943)               1,602
       Other current assets                                                (337)              (1,909)
       Accounts payable                                                 (14,346)             (12,719)
       Other current liabilities                                        (10,558)              (1,072)
       Income taxes                                                      (4,316)               7,969
                                                                ----------------      ---------------
Net cash provided by operating activities                                42,847               52,275

Investing activities:
Purchases of property and equipment                                     (11,777)             (17,779)
Purchase of intangible assets                                              (177)                (329)
Purchase of marketable securities, net                                  (33,162)             (27,015)
Change in restricted cash                                                   (22)                   -
Proceeds from sale of property and equipment                                  -                   25
                                                                ----------------      ---------------
Net cash provided by investing activities                               (45,138)             (45,098)

Financing activities:
Proceeds from issuance of common stock                                    1,104                  680
                                                                ----------------      ---------------
Net cash provided by financing activities                                 1,104                  680

Effect of exchange rate changes on cash and cash equivalents                471                  180

                                                                ----------------      ---------------
Net increase in cash and cash equivalents                                  (716)               8,037
Cash and cash equivalents at beginning of period                        249,909              274,329
                                                                ----------------      ---------------
Cash and cash equivalents at end of period                             $249,193             $282,366
                                                                ================      ===============

See accompanying notes.


                          Garmin Ltd. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 26, 2005
             (In thousands, except share and per share information)


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 25, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

The Company's fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 26, 2005 and March 27, 2004 both contain operating results for 13 weeks.

2.       Inventories

The components of inventories consist of the following:



                                              March 26, 2005        December 25, 2004
                                      ------------------------------------------------

Raw materials                                        $72,233                  $69,036
Work-in-process                                       34,868                   29,959
Finished goods                                        70,083                   67,274
Inventory reserves                                   (10,755)                 (11,289)
                                      ------------------------------------------------

Inventory, net of reserves                          $166,429                 $154,980
                                      ================================================




3.       Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.'s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. 100,000 shares have been repurchased and retired under this plan as of March 26, 2005. These amounts have been reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4.       Long Term Debt

Garmin had no long-term debt as of March 26, 2005 or December 25, 2004.

5.       Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):



                                                                      13-Weeks Ended
                                                          ----------------------------------------
                                                                 March 26,              March 27,
                                                                      2005                   2004
                                                          ----------------------------------------
Numerator:
    Numerator for basic and diluted net income
        per share - net income                                     $47,401                $34,656
                                                          ========================================

Denominator:
    Denominator for basic net income per share -
        weighted-average common shares                             108,408                108,197

    Effect of dilutive securities -
        employee stock options                                       1,013                    985
                                                          ----------------------------------------

    Denominator for diluted net income per share -
        adjusted weighted-average common shares                    109,421                109,182
                                                          ========================================

Basic net income per share                                           $0.44                  $0.32
                                                          ========================================

Diluted net income per share                                         $0.43                  $0.32
                                                          ========================================




There were 542,859 antidilutive options for the 13-week period ended March 26, 2005.


6.    Comprehensive Income

Comprehensive income is comprised of the following (in thousands):



                                                                    13-Weeks Ended
                                                         --------------------------------------
                                                                March 26,            March 27,
                                                                     2005                 2004
                                                         --------------------------------------
Net income                                                        $47,401              $34,656
Translation adjustment                                             18,745               12,382
Change in fair value of available-for-sale
   marketable securities, net of deferred taxes                    (3,561)              (1,175)
                                                         --------------------------------------

      Comprehensive income                                        $62,585              $45,863
                                                         ======================================


7.     Segment Information

Revenues and income before income taxes for each of the Company's reportable segments are presented below:


                                                              13-Weeks Ended
                                      ---------------------------------------------------------------
                                             March 26, 2005                 March 27, 2004
                                      ---------------------------------------------------------------
                                             Consumer       Aviation        Consumer        Aviation
Sales to external customers                  $137,475        $55,176        $123,499         $34,830
Income before income taxes                    $36,306        $22,504         $34,060          $9,808

                                      ---------------------------------------------------------------




Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 13-week periods ended March 26, 2005 and March 27, 2004:


                                           North
                                          America                Asia             Europe            Total
                                   ----------------------------------------------------------------------------
March 26, 2005
   Sales to external customers                  $132,629            $9,685           $50,337          $192,651
   Long-lived assets                            $134,513           $45,357              $472          $180,342

March 27, 2004
   Sales to external customers                  $107,364            $7,089           $43,876          $158,329
   Long-lived assets                             $87,092           $32,860              $451          $120,403



8.     Stock Compensation Plans

Accounting for Stock-Based Compensation

     At March 26, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                             13-Weeks Ended
                                                                  -------------------------------------
                                                                         March 26,           March 27,
                                                                              2005                2004
                                                                  -------------------------------------

Net income as reported                                                     $47,401             $34,656
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards,
   net of tax effects                                                       (1,616)               (987)
                                                                  -------------------------------------
Pro forma net income                                                       $45,785             $33,669
                                                                  =====================================

Net income per share as reported:
    Basic                                                                    $0.44               $0.32
    Diluted                                                                  $0.43               $0.32

Pro forma net income per share:
    Basic                                                                    $0.42               $0.31
    Diluted                                                                  $0.42               $0.31


2000 Non-employee Directors' Option Plan

     In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company's stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2004, 2003, and 2002, options to purchase 6,621, 3,648, and 5,058 shares, respectively, were granted under this plan.



2000 Equity Incentive Plan

     Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and "other" stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the first quarter of 2005, and full years 2004 and 2003 is summarized below. There have been no "other" stock compensation awards granted under the Plan.

     A summary of the Company's stock option activity and related information under the Plan and the Directors' Plan for the period ended March 26, 2005 and year ended December 25, 2004 is provided below:



                                                      Weighted-Average
                                                       Exercise Price                Number of Shares
                                                                              --------------------------
                                                                                    (In Thousands)
Outstanding at December 27, 2003                                    28.42                     2,257
       Granted                                                      39.74                       703
       Exercised                                                    17.12                      (202)
       Canceled                                                     32.15                       (33)
                                                                                    --------------------
Outstanding at December 25, 2004                                    32.12                     2,725
       Granted                                                          -                         -
       Exercised                                                    21.29                      (102)
       Canceled                                                     32.08                       (19)
                                                                                    --------------------
Outstanding at March 26, 2005                                       32.54                     2,604
                                                                                    --------------------



     There were no options granted during the 13-week periods ended March 26, 2005 and March 27, 2004, respectively.

     The weighted-average remaining contract life for options outstanding at March 26, 2005 is 7.77 years. Options outstanding at March 26, 2005 have exercise prices ranging from $14.00 to $54.54. At March 26, 2005, options to purchase 847,370 shares are exercisable.

9.    Warranty Reserves

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




                                                               13-Weeks Ended
                                                 -------------------------------------------
                                                         March 26,                March 27,
                                                              2005                     2004
                                                 ------------------       ------------------

Balance - beginning of the period                          $15,518                   $8,399
Accrual for products sold
    during the period                                        5,136                    5,282
Expenditures                                                (5,876)                  (3,818)
                                                 ------------------       ------------------
  Balance - end of the period                              $14,778                   $9,863
                                                 ==================       ==================




10.   Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $90 million over the next 3 years.


11.      Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No.123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options at the date of grant. Accordingly, the adoption of SFAS No.123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share as noted above. SFAS No.123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company's Annual Report on Form 10-K for the year ended December 25, 2004. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

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

Results of Operations

     The following table sets forth our results of operations as a percentage of net sales during the periods shown:


                                                              13-Weeks Ended
                                          --------------------------------------------------------
                                                      March 26, 2005                March 27, 2004
                                          --------------------------------------------------------

Net sales                                                   100.0%                         100.0%
Cost of goods sold                                           46.4%                          49.2%
                                               --------------------          ---------------------
Gross profit                                                 53.6%                          50.8%
Research and development                                      8.8%                           9.0%
Selling, general and administrative                          10.7%                          10.5%
                                               --------------------          ---------------------
Total operating expenses                                     19.5%                          19.5%
                                               --------------------          ---------------------
Operating income                                             34.1%                          31.3%
Other income (expense), net                                  (3.6%)                         (3.6%)
                                               --------------------          ---------------------
Income before income taxes                                   30.5%                          27.7%
Provision for income taxes                                    5.9%                           5.8%
                                               --------------------          ---------------------
Net income                                                   24.6%                          21.9%
                                               ====================          =====================




     The following table sets forth our results of operations (in thousands) for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.


                                                                      13-Weeks Ended
                                         --------------------------------------------------------------------------
                                         March 26, 2005                             March 27, 2004
                                         --------------------------------------------------------------------------
                                           Consumer         Aviation                  Consumer          Aviation
Net sales                                    $137,475          $55,176                  $123,499           $34,830
Cost of goods sold                             70,971           18,482                    64,028            13,850
                                         -------------    -------------             -------------     -------------
Gross profit                                   66,504           36,694                    59,471            20,980

Operating expenses:
   Selling, general and administrative         14,840            5,678                    12,498             4,144
   Research and development                     8,921            8,007                     7,202             7,018
                                         -------------    -------------             -------------     -------------

Total operating expenses                       23,761           13,685                    19,700            11,162
                                         -------------    -------------             -------------     -------------
Operating income                               42,743           23,009                    39,771             9,818
Other income (expense), net                    (6,437)            (505)                   (5,711)              (10)
                                         -------------    -------------             -------------     -------------
Income before income taxes                    $36,306          $22,504                   $34,060            $9,808
                                         =============    =============             =============     =============


Comparison of 13-Weeks Ended March 26, 2005 and March 27, 2004

Net Sales

      ------------------------------------------------------------------------------------------------------------------------------
                        13-weeks ended March 26, 2005              13-weeks ended March 27, 2004        Quarter over Quarter
      ------------------------------------------------------------------------------------------------------------------------------
                  Net Sales          % of Revenues           Net Sales           % of Revenues           $ Change           % Change
------------------------------------------------------------------------------------------------------------------------------------
Consumer              $137,475                 71.4%              $123,499                78.0%              $13,976           11.3%
------------------------------------------------------------------------------------------------------------------------------------
Aviation                55,176                 28.6%                34,830                22.0%              $20,346           58.4%
------------------------------------------------------------------------------------------------------------------------------------
Total                 $192,651                100.0%              $158,329               100.0%              $34,322           21.7%
------------------------------------------------------------------------------------------------------------------------------------


     Increases in consumer sales for the 13-week period ended March 26, 2005 were primarily due to increased demand across nearly all product lines. Increases in aviation sales were due to revenues from both panel-mount and portable products as well as increased shipments to aviation OEM customers for the 13-week period ended March 26, 2005. Approximately 31% of sales in the first quarter of 2005 were generated from products introduced in the last twelve months.

     Total consumer and aviation unit sales increased 22% to 584,000 in the first quarter of 2005 from 478,000 in the same period of 2004. The higher unit sales volume in the first quarter of fiscal 2005 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both consumer and aviation segments.


Gross Profit


                         -----------------------------------------------------------------------------------------------------------
                          13-weeks ended March 26, 2005              13-weeks ended March 27, 2004           Quarter over Quarter
                         -----------------------------------------------------------------------------------------------------------
                         Gross Profit      % of Revenues       Gross Profit        % of Revenues          $ Change          % Change
------------------------------------------------------------------------------------------------------------------------------------
Consumer                     $66,504               48.4%             $59,471               48.2%              $7,033           11.8%
------------------------------------------------------------------------------------------------------------------------------------
Aviation                      36,694               66.5%              20,980               60.2%              15,714           74.9%
------------------------------------------------------------------------------------------------------------------------------------
Total                       $103,198               53.6%             $80,451               50.8%             $22,747           28.3%
------------------------------------------------------------------------------------------------------------------------------------


     Gross profit improvements within the consumer segment in the quarter ended March 26, 2005, when compared to the same quarter in 2004, were driven primarily by reduced transition costs, improved product mix within the segment, and better component pricing.

     Aviation gross margin improvements were primarily a result of favorable product mix and reduced G1000 cockpit program costs versus the same quarter of 2004.


Selling, General and Administrative Expenses


                  ----------------------------------------------------------------------------------------
                               13-weeks ended March 26, 2005              13-weeks ended March 27, 2004
                  ------------------------------------------------------------------------------------------------------------------
                    Selling, General &                         Selling, General &                            Quarter over Quarter
                     Admin. Expenses       % of Revenues        Admin. Expenses       % of Revenues       $ Change          % Change
------------------------------------------------------------------------------------------------------------------------------------
Consumer                  $14,840                 10.8%               $12,498                10.1%              $2,342         18.7%
------------------------------------------------------------------------------------------------------------------------------------
Aviation                   $5,678                 10.3%                 4,144                11.9%               1,534         37.0%
------------------------------------------------------------------------------------------------------------------------------------
Total                     $20,518                 10.7%               $16,642                10.5%              $3,876         23.3%
------------------------------------------------------------------------------------------------------------------------------------



     The increase in expense was driven primarily by increased advertising costs ($2.4 million), legal and accounting fees ($0.7 million), Oracle consulting costs ($0.4 million), and increased call center expense ($0.3 million).


Research and Development Expense


                         --------------------------------------------------------------------------------------
                               13-weeks ended March 26, 2005              13-weeks ended March 27, 2004
                         -----------------------------------------------------------------------------------------------------------
                             Research &                                 Research &                              Quarter over Quarter
                             Development         % of Revenues          Development        % of Revenues      $ Change      % Change
------------------------------------------------------------------------------------------------------------------------------------
Consumer                         $8,921                  6.5%                 $7,202               5.8%         $1,719         23.9%
------------------------------------------------------------------------------------------------------------------------------------
Aviation                          8,007                 14.5%                  7,018              20.1%            989         14.1%
------------------------------------------------------------------------------------------------------------------------------------
Total                           $16,928                  8.8%                $14,220               9.0%         $2,708         19.0%
------------------------------------------------------------------------------------------------------------------------------------


     The increase in expense was due to ongoing development activities for new products, and the addition of 72 new engineering personnel to our staff since March 2004 and an increase in engineering program costs during the first quarter of 2005 as a result of our continued emphasis on product innovation.


Operating Income

      ------------------------------------------------------------------------------------------------------------------------------
                               13-weeks ended March 26, 2005              13-weeks ended March 27, 2004        Quarter over Quarter
      ------------------------------------------------------------------------------------------------------------------------------
                         Operating Income       % of Revenues          Operating Income      % of Revenues    $ Change      % Change
------------------------------------------------------------------------------------------------------------------------------------
Consumer                         $42,743                 31.1%                 $39,771              32.2%       $2,972          7.5%
------------------------------------------------------------------------------------------------------------------------------------
Aviation                          23,009                 41.7%                   9,818              28.2%       13,191        134.4%
------------------------------------------------------------------------------------------------------------------------------------
Total                            $65,752                 34.1%                 $49,589              31.3%      $16,163         32.6%
------------------------------------------------------------------------------------------------------------------------------------


     Operating income rose as a percent of revenue as a result of product mix shift that included more sales of new, higher-margin products, offset in part by increased research and development costs, legal and accounting fees, increased marketing and call center costs, and Oracle implementation costs.





Other Income (Expense)

                                             --------------------------------------------
                                                    13-weeks ended        13-weeks ended
                                                    March 26, 2005        March 27, 2004
-----------------------------------------------------------------------------------------
Interest Income                                             $3,901                $1,896
-----------------------------------------------------------------------------------------
Interest Expense                                                (2)                  (10)
-----------------------------------------------------------------------------------------
Foreign Currency Exchange                                  (11,138)               (7,564)
-----------------------------------------------------------------------------------------
Other                                                          297                   (43)
-----------------------------------------------------------------------------------------
Total                                                      ($6,942)              ($5,721)
-----------------------------------------------------------------------------------------



     The average taxable equivalent interest rate return on invested cash during the first quarter of 2005 was 2.7% compared to 1.5% during the same quarter of 2004.

     The $11.1 million currency loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2005, when the exchange rate decreased to 31.49 TD/USD at March 26, 2005 from 32.19 TD/USD at December 25, 2004. The $7.6 million loss in the same quarter of 2004 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2004, when the exchange rate decreased to 33.27 TD/USD at March 27, 2004 from 34.05 TD/USD at December 27, 2003.


Income Tax Provision

     Income tax expense increased by $2.2 million, to $11.4 million, for the 13-week period ended March 26, 2005 from $9.2 million for the 13-week period ended March 27, 2004 due to our higher income before taxes. The effective tax rate fell to 19.4% from 21.0% due to incremental tax holidays applied for in Taiwan during 2004 and the first quarter of 2005.


Net Income

     As a result of the above, net income increased 36.6% for the 13-week period ended March 26, 2005 to $47.4 million compared to $34.7 million for the 13-week period ended March 27, 2004.



Liquidity and Capital Resources

     Net cash generated by operating activities was $42.8 million for the 13-week period ended March 26, 2005 compared to $52.3 million for the 13-week period ended March 27, 2004. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $11.4 million increase in inventory at March 26, 2005 when compared to inventory on December 25, 2004. Inventory levels increased year-to-date in 2005 primarily due to higher sales volumes during the year and the accumulation of components ahead of manufacturing product necessary to meet demand during the second quarter of 2005. Accounts receivable decreased $8.4 million due to payments received on the shipment of new products into the retail channel during the first quarter of 2005.

     Cash flow from investing activities during the 13-week period ending March 26, 2005 was a $45.1 million use of cash. Cash flow used in investing activities principally related to $11.8 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $33.1 million of fixed income securities associated with the investment of our on-hand cash balances, and the payment of prepaid license fees of $0.2 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management's goal to invest the on-hand cash consistent with the Company's investment policy, which has been approved by the Board of Directors. The investment policy's primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company's average taxable equivalent return on its investments during the period was approximately 2.7%.

     Cash flow from financing activities during the period was a $1.1 million source of cash, which represents the issuance of common stock related to our Company stock option plan.

     We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

     We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2005.


Contractual Obligations and Commercial Commitments

     Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $90 million over the next 3 years.


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

     The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 0.2% during the first three months of 2005 and resulted in a foreign currency loss of $11.1 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.


Interest Rate Risk

     As of March 26, 2005, we have no interest rate risk as we have no outstanding long term debt.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 26, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 26, 2005 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended March 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information


Item 1.  Legal Proceedings

          From time to time the Company is involved in litigation arising in the course of its operations. As of May 2, 2005, the Company was not a party to any legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


          The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. No shares were repurchased in the fiscal quarter ended March 26, 2005.


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         Not applicable

Item 6.  Exhibits


               Exhibits

               Exhibit 31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

               Exhibit 31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

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

               Exhibits 32.1 and 32.2 shall not be deemed "filed" for the purposes of or otherwise subject to the liabilities under Section 18 of the Securities Exchange Act of 1934 and shall not be deemed to be incorporated by reference into the filings of the Company under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GARMIN LTD.



                                     By     /s/ Kevin Rauckman
                                        ---------------------------
                                                Kevin Rauckman
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

     Dated:  May 4, 2005

                                INDEX TO EXHIBITS



Exhibit No.            Description                                         Page


Exhibit 31.1           Certification of Chief Executive Officer
                       pursuant to Exchange Act Rule 13a-14(a) or
                       15d-14(a).                                          24

Exhibit 31.2           Certification of Chief Financial Officer
                       pursuant to Exchange Act Rule 13a-14(a) or
                       15d-14(a).                                          25

Exhibit 32.1           Certification of Chief Executive Officer
                       pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                         26

Exhibit 32.2           Certification of Chief Financial Officer
                       pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                         27

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

     Date:  May 4, 2005                         By  /s/ Min H. Kao
                                                    --------------------------
                                                        Min H. Kao
                                                        Chairman and
                                                        Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

     Date:  May 4, 2005                  By      /s/  Kevin Rauckman
                                                 ------------------------------
                                                      Kevin Rauckman
                                                      Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Garmin Ltd. (the "Company") on Form 10-Q for the period ending March 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Min H. Kao, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



     Date:  May 4, 2005                   By        /s/ Min H. Kao
                                                    ------------------------
                                                        Min H. Kao
                                                        Chairman and
                                                        Chief Executive Officer



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

                                                                    EXHIBIT 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Garmin Ltd. (the "Company") on Form 10-Q for the period ending March 26, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





     Date:  May 4, 2005                    By       /s/ Kevin Rauckman
                                                    ---------------------------
                                                        Kevin Rauckman
                                                        Chief Financial Officer




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