Form 10-Q
period 2005-06-25
GARMIN LTD
filed 2005-08-03
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

or

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

Number of shares outstanding of the Company's common shares as of July 27, 2005:
Common Shares, $.01 par value 107,823,130

Garmin Ltd.
Form 10-Q
Quarter Ended June 25, 2005

Table of Contents

      Part I — Financial Information                                                                                Page

Part II — Other Information

Signature Page	28
Index to Exhibits	29

Garmin Ltd.
Form 10-Q
Quarter Ended June 25, 2005

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

        The results of operations for the 13- and 26-week periods ended June 25, 2005 are not necessarily indicative of the results to be expected for the full year 2005.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) June 25, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$300,233	$249,909
Marketable securities	42,470	64,367
Accounts receivable, net	154,697	110,119
Inventories	160,328	154,980
Deferred income taxes	42,312	38,527
Prepaid expenses and other current assets	19,270	19,069

Total current assets	719,310	636,971
Property and equipment, net	179,766	171,630
Marketable securities	291,992	257,848
Restricted cash	1,440	1,457
Other assets, net	36,715	49,485

Total assets	$1,229,223	$1,117,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,119	$53,673
Salaries and benefits payable	6,388	7,183
Warranty reserve	16,218	15,518
Other accrued expenses	25,602	28,960
Income taxes payable	54,963	70,933

Total current liabilities	154,290	176,267
Deferred income taxes	5,101	5,267
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,327,000 as of
December 25, 2004 and 108,058,094 as of
June 25, 2005	1,082	1,084
Additional paid-in capital	100,325	108,949
Retained earnings	936,804	815,209
Accumulated other comprehensive gain	31,621	10,615

Total stockholders' equity	1,069,832	935,857

Total liabilities and stockholders' equity	$1,229,223	$1,117,391

See accompanying notes.

   Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net sales	$264,497	$189,655	$457,148	$347,984
Cost of goods sold	124,516	91,336	213,969	169,214

Gross profit	139,981	98,319	243,179	178,770
Selling, general and
administrative expenses	33,093	19,401	53,611	36,043
Research and development
expense	17,818	14,710	34,746	28,929

	50,911	34,111	88,357	64,972

Operating income	89,070	64,208	154,822	113,798
Other income (expense):
Interest income	4,487	2,016	8,389	3,912
Interest expense	(41)	(6)	(44)	(16)
Foreign currency	(1,467)	3,621	(12,604)	(3,943)
Other	3	6	299	(38)

	2,982	5,637	(3,960)	(85)

Income before income taxes	92,052	69,845	150,862	113,713
Income tax provision	17,858	13,530	29,267	22,743

Net income	$74,194	$56,315	$121,595	$90,970

Net income per share:
Basic	$0.68	$0.52	$1.12	$0.84
Diluted	$0.68	$0.52	$1.11	$0.83
Weighted average common
shares outstanding:
Basic	108,368	108,161	108,347	108,179
Diluted	109,143	108,884	109,247	109,052

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Operating Activities:
Net income	$121,595	$90,970
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,812	7,990
Amortization	16,133	7,529
Loss (gain) on sale of property and equipment	(138)	88
Provision for doubtful accounts	618	617
Deferred income taxes	(4,087)	887
Foreign currency translation gains/losses	19,245	4,633
Provision for obsolete inventories	7,053	4,944
Changes in operating assets and liabilities:
Accounts receivable	(44,937)	(16,424)
Inventories	(10,282)	2,355
Other current assets	(1,438)	(21,548)
Accounts payable	(3,803)	(408)
Other current liabilities	(3,639)	8,783
Income taxes	(15,725)	9,937

Net cash provided by operating activities	89,407	100,353
Investing activities:
Purchases of property and equipment	(15,779)	(41,694)
Purchase of intangible assets	(224)	(22,102)
Purchase of marketable securities, net	(14,086)	(65,213)
Change in restricted cash	21	--
Proceeds from sale of property and equipment	--	25

Net cash used in investing activities	(30,068)	(128,984)
Financing activities:
Stock repurchase	(11,962)	(3,182)
Proceeds from issuance of common stock	2,459	726

Net cash used in financing activities	(9,503)	(2,456)
Effect of exchange rate changes on cash and cash equivalents	488	(526)

Net increase in cash and cash equivalents	50,324	(31,613)
Cash and cash equivalents at beginning of period	249,909	274,329

Cash and cash equivalents at end of period	$300,233	$242,716

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 25, 2005
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 26-week periods ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 25, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 25, 2005 and June 26, 2004 both contain operating results for 13 weeks.

2. Inventories

The components of inventories consist of the following:

	June 25, 2005	December 25, 2004
Raw materials	$56,952	$69,036
Work-in-process	34,354	29,959
Finished goods	81,771	67,274
Inventory reserves	(12,749)	(11,289)

Inventory, net of reserves	$160,328	$154,980

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.‘s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. From inception to date, 385,800 shares have been repurchased and retired under this plan as of June 25, 2005. These amounts have been reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4. Long Term Debt

Garmin had no long-term debt as of June 25, 2005 or December 25, 2004.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	June 25, 2005	June 26, 2004
Numerator:
Numerator for basic and diluted net income
per share - net income	$74,194	$56,315

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,368	108,161
Effect of dilutive securities -
employee stock options	775	723

Denominator for diluted net income per share -
adjusted weighted-average common shares	109,143	108,884

Basic net income per share	$0.68	$0.52

Diluted net income per share	$0.68	$0.52

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Numerator:
Numerator for basic and diluted net income
per share - net income	$121,595	$90,970

Denominator:
Denominator for basic net income per share -
weighted-average common shares	108,347	108,179
Effect of dilutive securities -
employee stock options	900	873

Denominator for diluted net income per share -
adjusted weighted-average common shares	109,247	109,052

Basic net income per share	$1.12	$0.84

Diluted net income per share	$1.11	$0.83

There were 539,810 antidilutive options for the 13-week period and 26-week period ended June 25, 2005.

6. Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	June 25, 2005	June 26, 2004
Net income	$74,194	$56,315
Translation adjustment	3,499	(5,216)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	2,324	(732)

Comprehensive income	$80,017	$50,367

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Net income	$121,595	$90,970
Translation adjustment	22,244	7,166
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(1,238)	(1,907)

Comprehensive income	$142,601	$96,229

7. Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	June 25, 2005		June 26, 2004
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$210,266	$54,231	$148,350	$41,305
Income before income taxes	$69,253	$22,799	$55,098	$14,747

	26-Weeks Ended
	June 25, 2005		June 26, 2004
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$347,741	$109,407	$271,848	$76,136
Income before income taxes	$105,558	$45,304	$89,157	$24,556

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 26-week periods ended June 25, 2005 and June 26, 2004:

	North America	Asia	Europe	Total
June 25, 2005
Sales to external customers	$286,674	$22,779	$147,695	$457,148
Long-lived assets	$133,942	$45,355	$469	$179,766
June 26, 2004
Sales to external customers	$233,113	$14,762	$100,109	$347,984
Long-lived assets	$104,720	$35,915	$439	$141,074

8. Stock Compensation Plans

Accounting for Stock-Based Compensation

        At June 25, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all awards granted under those plans had a stated price equal to the market value of the underlying common stock on the date of grant, or at the balance sheet date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13-Weeks Ended
	June 25, 2005	June 26, 2004
Net income as reported	$74,194	$56,315
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of tax effects	(1,614)	(1,248)

Pro forma net income	$72,580	$55,067

Net income per share as reported:
Basic	$0.68	$0.52
Diluted	$0.68	$0.52
Pro forma net income per share:
Basic	$0.67	$0.51
Diluted	$0.66	$0.51

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Net income as reported	$121,595	$90,970
Deduct: Total stock-based employee compensation
expense determined under fair-value based method
for all awards, net of tax effects	(3,202)	(2,491)

Pro forma net income	$118,393	$88,479

Net income per share as reported:
Basic	$1.12	$0.84
Diluted	$1.11	$0.83
Pro forma net income per share:
Basic	$1.09	$0.82
Diluted	$1.08	$0.81

2000 Non-employee Directors’ Option Plan

        In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2005, 2004, and 2003, options to purchase 5,500, 6,621, and 3,648 shares, respectively, were granted under this plan.

2000 Equity Incentive Plan

        Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the first two quarters of 2005, and full year 2004 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2005 Equity Incentive Plan

        Also in June 2005, the stockholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 5,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Award activity under the 2005 Plan during the second quarter of 2005 is summarized below. The Company awarded certain stock appreciation rights (SAR’s) during the second quarter under the Plan.

        A summary of the Company’s stock award activity and related information under the Plan, the 2005 Plan and the Directors’ Plan for the 26-week period ended June 25, 2005 and year ended December 25, 2004 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 27, 2003	$28.42	2,257
Granted	39.74	703
Exercised	17.12	(202)
Canceled	32.15	(33)

Outstanding at December 25, 2004	32.12	2,725
Granted	--	--
Exercised	21.29	(102)
Canceled	32.08	(19)

Outstanding at March 26, 2005	32.54	2,604
Granted	43.18	381
Exercised	18.70	(15)
Canceled	42.65	(8)

Outstanding at June 25, 2005	33.94	2,962

        The stated stock price for SAR’s issued is reflected in the above table as the exercise price.

        There were 381,225 and 13,292 awards granted during the 13-week periods ended June 25, 2005 and June 26, 2004, respectively.

        The weighted-average remaining contract life for options outstanding at June 25, 2005 is 7.85 years. Options outstanding at June 25, 2005 have exercise prices ranging from $14.00 to $54.54. At June 25, 2005, options to purchase 842,866 shares are exercisable.

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

	13-Weeks Ended
	June 25, 2005	June 26, 2004
Balance - beginning of the period	$14,778	$9,863
Accrual for products sold
during the period	5,494	5,725
Expenditures	(4,054)	(3,209)

Balance - end of the period	$16,218	$12,379

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Balance - beginning of the period	$15,518	$8,399
Accrual for products sold
during the period	10,630	11,006
Expenditures	(9,930)	(7,026)

Balance - end of the period	$16,218	$12,379

10. Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $90 million over the next 3 years.

11. Subsequent Event

On July 20, 2005, the board of directors of the Company approved a $0.50/share annual dividend payable to shareholders of record on December 1, 2005.

12. Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No.123 (R) will be effective for the Company during the first quarter of 2006 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options at the date of grant. Accordingly, the adoption of SFAS No.123(R)’s fair value method will have an impact on our results of operations consistent with our pro-forma disclosures included in Note 8, although it will have no impact on our overall financial position. The full impact of adoption of SFAS No.123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No.123 as described in the disclosure of pro forma net income and earnings per share as noted above. SFAS No.123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

        The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 25, 2005	June 26, 2004
Net sales	100.0%	100.0%
Cost of goods sold	47.1%	48.2%

Gross profit	52.9%	51.8%
Research and development	6.7%	7.8%
Selling, general and administrative	12.5%	10.2%

Total operating expenses	19.2%	18.0%

Operating income	33.7%	33.8%
Other income (expense), net	1.1%	3.0%

Income before income taxes	34.8%	36.8%
Provision for income taxes	6.8%	7.1%

Net income	28.0%	29.7%

	26-Weeks Ended
	June 25, 2005	June 26, 2004
Net sales	100.0%	100.0%
Cost of goods sold	46.8%	48.6%

Gross profit	53.2%	51.4%
Research and development	7.6%	8.3%
Selling, general and administrative	11.7%	10.4%

Total operating expenses	19.3%	18.7%

Operating income	33.9%	32.7%
Other income (expense), net	(0.9%)	0.0%

Income before income taxes	33.0%	32.7%
Provision for income taxes	6.4%	6.5%

Net income	26.6%	26.2%

        The following table sets forth our results of operations (in thousands) for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	June 25, 2005		June 26, 2004
	Consumer	Aviation	Consumer	Aviation
Net sales	$210,266	$54,231	$148,350	$41,305
Cost of goods sold	106,691	17,825	76,486	14,850

Gross profit	103,575	36,406	71,864	26,455
Operating expenses:
Selling, general and administrative	27,762	5,331	14,613	4,788
Research and development	9,227	8,591	7,270	7,440

Total operating expenses	36,989	13,922	21,883	12,228

Operating income	66,586	22,484	49,981	14,227
Other income (expense), net	2,667	315	5,117	520

Income before income taxes	$69,253	$22,799	$55,098	$14,747

	26-Weeks Ended
	June 25, 2005		June 26, 2004
	Consumer	Aviation	Consumer	Aviation
Net sales	$347,741	$109,407	$271,848	$76,136
Cost of goods sold	177,663	36,306	140,514	28,700

Gross profit	170,078	73,101	131,334	47,436
Operating expenses:
Selling, general and administrative	42,602	11,009	27,112	8,931
Research and development	18,148	16,598	14,472	14,457

Total operating expenses	60,750	27,607	41,584	23,388

Operating income	109,328	45,494	89,750	24,048
Other income (expense), net	(3,770)	(190)	(593)	508

Income before income taxes	$105,558	$45,304	$89,157	$24,556

Comparison of 13-Weeks Ended June 25, 2005 and June 26, 2004

Net Sales

	13-weeks ended June 25, 2005		13-weeks ended June 26, 2004		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$210,266	79.5%	$148,350	78.2%	$61,916	41.7%

Aviation	54,231	20.5%	41,305	21.8%	$12,926	31.3%

Total	$264,497	100.0%	$189,655	100.0%	$74,842	39.5%

        Increases in consumer sales for the 13-week period ended June 25, 2005 were primarily due a strong response to new automotive product offerings and secondarily to continued demand for marine and recreation products. Increases in aviation sales were due to revenues from OEM and retrofit panel-mount products partially offset by a reduction in portable product sales for the 13-week period ended June 25, 2005. Approximately 38% of sales in the second quarter of 2005 were generated from products introduced in the last twelve months.

        Total consumer and aviation unit sales increased 24% to 707,000 in the second quarter of 2005 from 569,000 in the same period of 2004. The higher unit sales volume in the second quarter of fiscal 2005 was primarily attributable to the introduction of new products in the prior twelve months, most notably automotive products, as well as strength in our existing product lines. Unit growth in both consumer and aviation segments exceeded 20%.

Gross Profit

	13-weeks ended June 25, 2005		13-weeks ended June 26, 2004		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Consumer	$103,575	49.3%	$71,864	48.4%	$31,711	44.1%

Aviation	36,406	67.1%	26,455	64.0%	9,951	37.6%

Total	$139,981	52.9%	$98,319	51.8%	$41,662	42.4%

        Gross profit improvements within the consumer segment in the quarter ended June 25, 2005, when compared to the same quarter in 2004, were driven primarily by improved product mix within the segment.

        Aviation gross margin improvements were primarily a result of favorable product mix and reduced G1000 cockpit program costs versus the same quarter of 2004.

Selling, General and Administrative Expenses

	13-weeks ended June 25, 2005		13-weeks ended June 26, 2004		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$27,762	13.2%	$14,613	9.9%	$13,149	90.0%

Aviation	$5,331	9.8%	4,788	11.6%	543	11.3%

Total	$33,093	12.5%	$19,401	10.2%	$13,692	70.6%

        The increase in expense was driven primarily by increased advertising costs ($7.5 million), certain operating taxes ($3.8 million), legal and accounting fees ($1.0 million), increased call center expense ($0.5 million) and other administrative expenses ($0.9 million).

Research and Development Expense

	13-weeks ended June 25, 2005		13-weeks ended June 26, 2004		Quarter over Quarter

	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$9,227	4.4%	$7,270	4.9%	$1,957	26.9%

Aviation	8,591	15.8%	7,440	18.0%	1,151	15.5%

Total	$17,818	6.7%	$14,710	7.8%	$3,108	21.1%

        The increase in expense was due to ongoing development activities for new products, the addition of 46 new engineering personnel to our staff during the quarter and an increase in engineering program costs during the second quarter of 2005 as a result of our continued emphasis on product innovation. Research and development costs as a percent of revenue declined primarily due to the fact that the growth rate of revenues for the period (39%) exceeded the growth rate of research and development expenditures (21%).

Operating Income

	13-weeks ended June 25, 2005		13-weeks ended June 26, 2004		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$66,586	31.7%	$49,981	33.7%	$16,605	33.2%

Aviation	$22,484	41.5%	14,227	34.4%	8,257	58.0%

Total	$89,070	33.7%	$64,208	33.9%	$24,862	38.7%

        Operating income fell as a percent of revenue as a result of product mix, increased advertising costs, operating taxes, legal and accounting fees, and increased call center costs.

Other Income (Expense)

	13-weeks ended June 25, 2005	13-weeks ended June 26, 2004
Interest Income	$4,487	$2,016

Interest Expense	(41)	(6)

Foreign Currency Exchange	(1,467)	3,621

Other	3	6

Total	$2,982	$5,637

        The average taxable equivalent interest rate return on invested cash during the second quarter of 2005 was 2.9% compared to 1.5% during the same quarter of 2004.

        The $1.5 million currency loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2005, when the exchange rate decreased to 31.36 TD/USD at June 25, 2005 from 31.49 TD/USD at March 26, 2005. The $3.6 million gain in the same quarter of 2004 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2004, when the exchange rate increased to 33.68 TD/USD at June 26, 2004 from 33.27 TD/USD at March 27, 2004.

Income Tax Provision

        Income tax expense increased by $4.3 million, to $17.8 million, for the 13-week period ended June 25, 2005 from $13.5 million for the 13-week period ended June 26, 2004 due to our higher income before taxes. The effective tax rate was 19.4% in both the second quarter of 2005 and the second quarter of 2004.

Net Income

        As a result of the above, net income increased 31.8% for the 13-week period ended June 25, 2005 to $74.2 million compared to $56.3 million for the 13-week period ended June 26, 2004.

Comparison of 26-Weeks Ended June 25, 2005 and June 26, 2004

Net Sales

	26-weeks ended June 25, 2005		26-weeks ended June 26, 2004		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$347,741	76.1%	$271,848	78.1%	$75,893	27.9%

Aviation	109,407	23.9%	76,136	21.9%	33,271	43.7%

Total	$457,148	100.0%	$347,984	100.0%	$109,164	31.4%

        Increases in consumer sales dollars for the 26-week period ended June 25, 2005 were primarily due to a strong response to new automotive product offerings during the second quarter and secondarily to continued demand for marine and recreation products throughout the period. Increases in aviation sales were due to revenues from OEM and retrofit panel-mount products for the 26-week period ended June 25, 2005. Aviation revenues as a percent of total revenue increased due to the fact that the growth rate of aviation revenues for the period (44%) exceeded the growth rate of the consumer segment (28%).

        Total consumer and aviation unit sales increased 23% to 1,290,000 in the first half of 2005 from 1,047,000 in the same period of 2004. The higher unit sales volume in the first half of fiscal 2005 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both consumer and aviation segments.

Gross Profit

	26-weeks ended June 25, 2005		26-weeks ended June 26, 2004		Period over Period
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Consumer	$170,078	48.9%	$131,334	48.3%	$38,744	29.5%

Aviation	73,101	66.8%	47,436	62.3%	25,665	54.1%

Total	$243,179	53.2%	$178,770	51.4%	$64,409	36.0%

        Gross profit improvements within the consumer segment in the period ended June 25, 2005, when compared to the same quarter in 2004, were driven primarily by improved product mix within the segment.

        Aviation gross margin improvements were primarily a result of favorable product mix and reduced G1000 cockpit program costs versus the same period of 2004.

Selling, General and Administrative Expenses

	26-weeks ended June 25, 2005		26-weeks ended June 26, 2004		Period over Period
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$42,602	12.3%	$27,112	10.0%	$15,490	57.1%

Aviation	$11,009	10.1%	8,931	11.7%	2,078	23.3%

Total	$53,611	11.7%	$36,043	10.4%	$17,568	48.7%

        The increase in expense was driven primarily by increased advertising costs ($9.9 million), certain operating taxes ($3.8 million), legal and accounting fees ($1.7 million), increased call center expense ($0.8 million) and other administrative expenses ($1.3 million).

Research and Development Expense

	26-weeks ended June 25, 2005		26-weeks ended June 26, 2004		Period over Period

	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Consumer	$18,148	5.2%	$14,472	5.3%	$3,676	25.4%

Aviation	16,598	15.2%	14,457	19.0%	2,141	14.8%

Total	34,746	7.6%	28,929	8.3%	5,817	20.1%

        The increase in expense dollars was due to ongoing development activities for new products, the addition of 74 new engineering personnel to our staff year to date, and an increase in engineering program costs during the first half of 2005 as a result of our continued emphasis on product innovation. Research and development costs as a percent of revenue declined primarily due to the fact that the growth rate of revenues for the period (31%) exceeded the growth rate of research and development expenditures (20%).

Operating Income

	26-weeks ended June 25, 2005		26-weeks ended June 26, 2004		Period over Period

	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$109,328	31.4%	$89,750	33.0%	$19,578	21.8%

Aviation	$45,494	41.6%	24,048	31.6%	21,446	89.2%

Total	$154,822	33.9%	$113,798	32.7%	$41,024	36.0%

        Operating income rose as a percent of revenue as a result of favorable product mix shift, offset in part by increased research and development costs, increased advertising and marketing costs, certain operating taxes, legal and accounting fees, and increased call center costs.

Other Income (Expense)

	26-weeks ended June 25, 2005	26-weeks ended June 26, 2004
Interest Income	$8,389	$3,912

Interest Expense	(44)	(16)

Foreign Currency Exchange	(12,604)	(3,943)

Other	299	(38)

Total	($ 3,960)	($ 85)

        The average taxable equivalent interest rate return on invested cash during the first half of 2005 was 2.8% compared to 1.5% during the same period of 2004.

        The $12.6 million currency loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2005, when the exchange rate decreased to 31.36 TD/USD at June 25, 2005 from 32.19 TD/USD at December 25, 2004. The $3.9 million currency loss in the same period of 2004 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2004, when the exchange rate decreased to 33.68 TD/USD at June 26, 2004 from 34.05 TD/USD at December 27, 2003.

Income Tax Provision

        Income tax expense increased by $6.6 million, to $29.3 million, for the 26-week period ended June 25, 2005 from $22.7 million for the 26-week period ended June 26, 2004 due to our higher income before taxes. The effective tax rate fell to 19.4% from 20.0% due to incremental tax holidays applied for in Taiwan during 2004 and the first half of 2005.

Net Income

        As a result of the above, net income increased 33.6% for the 26-week period ended June 25, 2005 to $121.6 million compared to $91.0 million for the 26-week period ended June 26, 2004.

Liquidity and Capital Resources

        Net cash generated by operating activities was $89.4 million for the 26-week period ended June 25, 2005 compared to $100.4 million for the 26-week period ended June 26, 2004. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $5.3 million year-to-date increase in inventories in the first half of 2005 in order to support the many new products slated for 2005 and meet demand for our products. Accounts receivable increased $44.6 million for the first half of 2005 due to heavier shipments in June, resulting in the higher receivables balance at the end of the period.

        Cash flow from investing activities during the 26-week period ending June 25, 2005 was a $30.1 million use of cash. Cash flow used in investing activities principally related to $15.8 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $14.1 million of fixed income securities associated with the investment of our on-hand cash balances, and the payment of prepaid license fees of $0.2 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 2.8%.

        Cash flow from financing activities during the period was a $9.5 million use of cash, which represents a use of cash for share repurchase of $12 million and a source of cash resulting from the issuance of common stock related to our Company stock option plan of $2.5 million.

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

        The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 2.6% during the first six months of 2005 and resulted in a foreign currency loss of $12.6 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

        As of June 25, 2005, we have minimal interest rate risk as we have no outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4.  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 25, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 25, 2005 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.  Legal Proceedings

From time to time the Company is involved in litigation arising in the course of its operations. As of July 28, 2005, the Company was not a party to any legal proceedings that management believes would have a material adverse effect upon the consolidated results of operations or financial condition of the Company.

Item 2.  Unregistered Sales of Equity Securities, and Use of Proceeds

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. The following table lists the Company’s monthly share purchases during the second fiscal quarter of 2005:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 2005	285,800	$41.85	285,800	2,614,200

Total	285,800	$41.85	285,800	2,614,200

Item 3.  Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 3, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company’s Annual General Meeting. All such matters were approved. A total of 106,502,854 common shares or approximately 98% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

Election of Three Directors of the Company:

                          Nominee                                                            For                                                               Withheld

                          Donald H. Eller                                           106,331,899                                                        170,995
                          Charles W. Peffer                                       106,291,504                                                        211,350
                          Clifton A. Pemble                                       103,718,432                                                     2,784,422

        The terms of office of Directors Charles W. Peffer and Min H. Kao will continue until the Annual General Meeting of Shareholders in 2006. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2007. The terms of office of Directors Donald H. Eller and Clifton A. Pemble will continue until the Annual General Meeting in 2008.

Approval of the Garmin Ltd. 2005 Equity Incentive Plan

                          For                                                            Against                                                               Abstain                                                               Not Voted

                 76,257,451                               5,261,487                                       49,668                                              24,934,248

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

Dated:   August 3, 2005

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 3, 2005	By /s/ Min H. Kao ____________________________________ Min H. Kao Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

      I, Kevin Rauckman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garmin Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 3, 2005	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending June 25, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Min H. Kao, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2005	By /s/ Min H. Kao ____________________________________ Min H. Kao Chairman and Chief Executive Officer

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

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Garmin Ltd. (the “Company”) on Form 10-Q for the period ending June 25, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kevin Rauckman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2005	By /s/ Kevin Rauckman ______________________________ Kevin Rauckman Chief Financial Officer

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