Form 10-Q
period 2005-09-24
GARMIN LTD
filed 2005-11-02
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-31983

GARMIN LTD.

(Exact name of Company as specified in its charter)

Cayman Islands	98-0229227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

5th Floor, Harbour Place, P.O. Box 30464 SMB, 103 South Church Street George Town, Grand Cayman, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (345) 946-5203

No Changes

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑

Number of shares outstanding of the Company’s common shares as of October 28, 2005

Common Shares, $.01 par value: 107,937,085

Garmin Ltd.

Form 10-Q

Quarter Ended September 24, 2005

Garmin Ltd.

Form 10-Q

Quarter Ended September 24, 2005

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

The results of operations for the 13- and 39-week periods ended September 24, 2005 are not necessarily indicative of the results to be expected for the full year 2005.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited) September 24, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$331,245	$249,909
Marketable securities	36,048	64,367
Accounts receivable, net	151,777	110,119
Inventories	173,198	154,980
Deferred income taxes	47,621	38,527
Prepaid expenses and other current assets	17,834	19,069

Total current assets	757,723	636,971
Property and equipment, net	177,064	171,630
Marketable securities	333,609	257,848
Restricted cash	1,411	1,457
Other assets, net	34,919	49,485

Total assets	$1,304,726	$1,117,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,210	$53,673
Salaries and benefits payable	8,510	7,183
Warranty reserve	16,768	15,518
Other accrued expenses	28,959	28,960
Income taxes payable	63,744	70,933
Dividends payable	54,000

Total current liabilities	222,191	176,267
Deferred income taxes	14,103	5,267
Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,327,000 as of December 25, 2004 and 107,897,171 as of September 24, 2005	1,080	1,084
Additional paid-in capital	88,948	108,949
Retained earnings	985,293	815,209
Accumulated other comprehensive (income) loss	(6,889)	10,615

Total stockholders’ equity	1,068,432	935,857

Total liabilities and stockholders’ equity	$1,304,726	$1,117,391

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net sales	$251,329	$193,616	$708,477	$541,601
Cost of goods sold	121,877	81,945	335,846	251,160

Gross profit	129,452	111,671	372,631	290,441
Selling, general and administrative expenses	24,180	19,859	77,790	55,902
Research and development expense	20,116	14,695	54,862	43,625

	44,296	34,554	132,652	99,527

Operating income	85,156	77,117	239,979	190,914
Other income (expense):
Interest income	4,726	2,392	13,115	6,304
Interest expense	(3)	(10)	(46)	(26)
Foreign currency	36,388	4,413	23,784	470
Other	(140)	(2)	158	(40)

	40,971	6,793	37,011	6,708

Income before income taxes	126,127	83,910	276,990	197,622
Income tax provision	23,637	16,782	52,905	39,523

Net income	$102,490	$67,128	$224,085	$158,099

Net income per share:
Basic	$0.95	$0.62	$2.07	$1.46
Diluted	$0.94	$0.62	$2.05	$1.45
Weighted average common shares outstanding:
Basic	107,845	108,119	108,214	108,159
Diluted	108,930	108,879	109,159	108,989
Dividends declared per share	$0.50	$0.50	$0.50	$0.50

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Operating activities:
Net income	$224,085	$158,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,703	12,617
Amortization	20,435	13,149
Loss on sale of property and equipment	8	112
Provision for doubtful accounts	18	671
Deferred income taxes	(372)	6,191
Foreign currency translation gains/losses	(13,503)	5,781
Provision for obsolete inventories	10,830	8,104
Stock compensation expense	363	—
Changes in operating assets and liabilities:
Accounts receivable	(42,015)	(3,850)
Inventories	(30,818)	(31,253)
Other current assets	(3,321)	(27,536)
Accounts payable	(2,173)	6,658
Other current liabilities	2,683	15,562
Income taxes	(4,581)	15,095

Net cash provided by operating activities	175,342	179,400
Investing activities:
Purchases of property and equipment	(20,510)	(57,806)
Purchase of intangible assets	(404)	(12,736)
Purchase of marketable securities, net	(50,086)	(82,425)
Change in restricted cash	42	—
Proceeds from sale of property and equipment	—	25

Net cash used in investing activities	(70,958)	(152,942)
Financing activities:
Stock repurchase	(26,654)	(3,182)
Proceeds from issuance of common stock	4,238	988

Net cash used in financing activities	(22,416)	(2,194)
Effect of exchange rate changes on cash and cash equivalents	(633)	(1,089)

Net increase in cash and cash equivalents	81,336	23,175
Cash and cash equivalents at beginning of period	249,909	274,329

Cash and cash equivalents at end of period	$331,245	$297,504

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 24, 2005

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13- and 39-week periods ended September 24, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 24, 2005 and September 25, 2004 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	September 24, 2005	December 25, 2004
Raw materials	$54,116	$69,036
Work-in-process	32,166	29,959
Finished goods	98,753	67,274
Inventory reserves	(11,837)	(11,289)

Inventory, net of reserves	$173,198	$154,980

3.	Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. From inception to date, 738,000 shares have been repurchased and retired under this plan as of September 24, 2005. These amounts have been reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4.	Long Term Debt

Garmin had no long-term debt as of September 24, 2005 or December 25, 2004.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 24, 2005	September 25, 2004
Numerator:
Numerator for basic and diluted net income per share – net income	$102,490	$67,128

Denominator:
Denominator for basic net income per share – weighted-average common shares	107,845	108,119
Effect of dilutive securities – employee stock options	1,085	760

Denominator for diluted net income per share – adjusted weighted-average common shares	108,930	108,879

Basic net income per share	$0.95	$0.62

Diluted net income per share	$0.94	$0.62

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Numerator:
Numerator for basic and diluted net income per share – net income	$224,085	$158,099

Denominator:
Denominator for basic net income per share – weighted-average common shares	108,214	108,159
Effect of dilutive securities – employee stock options	945	830

Denominator for diluted net income per share – adjusted weighted-average common shares	109,159	108,989

Basic net income per share	$2.07	$1.46

Diluted net income per share	$2.05	$1.45

There were 534,720 antidilutive options for the 39-week period ended September 24, 2005 and no antidilutive options for the 13-week period ended September 24, 2005.

6.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	September 24, 2005	September 25, 2004
Net income	$102,490	$67,128
Translation adjustment	(37,772)	(3,074)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(738)	1,339

Comprehensive income	$63,980	$65,393

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Net income	$224,085	$158,099
Translation adjustment	(15,528)	4,092
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,976)	(568)

Comprehensive income	$206,581	$161,623

7.	Segment Information

Revenues and income before income taxes for each of the Company’s reportable segments are presented below:

	13-Weeks Ended
	September 24, 2005		September 25, 2004
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$190,692	$60,637	$145,481	$48,135
Income before income taxes	$95,932	$30,195	$64,300	$19,610

	39-Weeks Ended
	September 24, 2005		September 25, 2004
	Consumer	Aviation	Consumer	Aviation
Sales to external customers	$538,433	$170,044	$417,330	$124,271
Income before income taxes	$201,490	$75,500	$153,457	$44,165

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 39-week periods ended September 24, 2005 and September 25, 2004:

	North America	Asia	Europe	Total
September 24, 2005
Sales to external customers	$449,715	$35,451	$223,311	$708,477
Long-lived assets	$134,681	$41,841	$542	$177,064

September 25, 2004
Sales to external customers	$367,477	$25,035	$149,089	$541,601
Long-lived assets	$117,884	$35,159	$415	$153,458

8.	Stock Compensation Plans

Accounting for Stock-Based Compensation

At September 24, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Approximately $363,000 of stock-based employee compensation cost is reflected in net income for the 13-weeks and 39-weeks ended September 25, 2004. No stock-based employee compensation cost is reflected in net income for the 13-weeks and 39-weeks ended September 25, 2004, as all awards granted under those plans had a stated price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	13-Weeks Ended
	September 24, 2005	September 25, 2004
Net income as reported	$102,490	$67,128
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects	(1,815)	(1,261)

Pro forma net income	$100,675	$65,867

Net income per share as reported:
Basic	$0.95	$0.62
Diluted	$0.94	$0.62
Pro forma net income per share:
Basic	$0.93	$0.61
Diluted	$0.92	$0.60

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Net income as reported	$224,085	$158,099
Deduct: Total stock-based employee compensation expense determined under fair-value based method for awards, net of tax effects	(5,028)	(3,747)

Pro forma net income	$219,057	$154,352

Net income per share as reported:
Basic	$2.07	$1.46
Diluted	$2.05	$1.45
Pro forma net income per share:
Basic	$2.02	$1.43
Diluted	$2.01	$1.42

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

2000 Equity Incentive Plan

Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the first three quarters of 2005, and full year 2004 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2005 Equity Incentive Plan

In June 2005, the stockholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 5,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Award activity under the 2005 Plan during the second and third quarter of 2005 is summarized below. The Company awarded certain stock appreciation rights (SAR’s) during the second quarter under the Plan.

A summary of the Company’s stock award activity and related information under the Plan, the 2005 Plan and the Directors’ Plan for the 39-week period ended September 24, 2005 and year ended December 25, 2004 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 27, 2003	$28.42	2,257
Granted	39.74	703
Exercised	17.12	(202)
Canceled	32.15	(33)

Outstanding at December 25, 2004	32.12	2,725
Granted	—	—
Exercised	21.29	(102)
Canceled	32.08	(19)

Outstanding at March 26, 2005	32.54	2,604
Granted	43.18	381
Exercised	18.70	(15)
Canceled	42.65	(8)

Outstanding at June 25, 2005	33.94	2,962
Granted	55.34	5
Exercised	19.50	(91)
Canceled	39.54	(4)

Outstanding at September 24, 2005	34.44	2,872

The stated stock price for SAR’s issued is reflected in the above table as the exercise price.

There were 5,000 and 690,329 awards granted during the 13-week periods ended September 24, 2005 and September 25, 2004, respectively.

The weighted-average remaining contract life for options outstanding at September 24, 2005 is 7.66 years. Options outstanding at September 24, 2005 have exercise prices ranging from $14.00 to $56.07. At September 24, 2005, options to purchase 886,939 shares are exercisable.

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

	13-Weeks Ended
	September 24, 2005	September 25, 2004
Balance - beginning of the period	$16,218	$12,379
Accrual for products sold during the period	3,250	6,084
Expenditures	(2,700)	(5,028)

Balance - end of the period	$16,768	$13,435

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Balance - beginning of the period	$15,518	$8,399
Accrual for products sold during the period	13,879	18,562
Expenditures	(12,629)	(13,526)

Balance - end of the period	$16,768	$13,435

10.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $194 million over the next 3 years.

11.	Recent Accounting Pronouncements

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 24, 2005	September 25, 2004
Net sales	100.0%	100.0%
Cost of goods sold	48.5%	42.3%

Gross profit	51.5%	57.7%
Research and development	8.0%	7.6%
Selling, general and administrative	9.6%	10.3%

Total operating expenses	17.6%	17.9%

Operating income	33.9%	39.8%
Other income (expense), net	16.3%	3.5%

Income before income taxes	50.2%	43.3%
Provision for income taxes	9.4%	8.6%

Net income	40.8%	34.7%

	39-Weeks Ended
	September 24, 2005	September 25, 2004
Net sales	100.0%	100.0%
Cost of goods sold	47.4%	46.4%

Gross profit	52.6%	53.6%
Research and development	7.7%	8.1%
Selling, general and administrative	11.0%	10.3%

Total operating expenses	18.7%	18.4%

Operating income	33.9%	35.2%
Other income (expense), net	5.2%	1.2%

Income before income taxes	39.1%	36.4%
Provision for income taxes	7.5%	7.3%

Net income	31.6%	29.1%

The following table sets forth our results of operations (in thousands) for each of our two segments through income before income taxes during the periods shown. For each line item in the table, the total of the consumer and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	13-Weeks Ended
	September 24, 2005		September 25, 2004
	Consumer	Aviation	Consumer	Aviation
Net sales	$190,692	$60,637	$145,481	$48,135
Cost of goods sold	101,584	20,293	64,165	17,780

Gross profit	89,108	40,344	81,316	30,355
Operating expenses:
Selling, general and administrative	18,944	5,236	15,485	4,374
Research and development	11,187	8,929	7,513	7,182

Total operating expenses	30,131	14,165	22,998	11,556

Operating income	58,977	26,179	58,318	18,799
Other income (expense), net	36,955	4,016	5,982	811

Income before income taxes	$95,932	$30,195	$64,300	$19,610

	39-Weeks Ended
	September 24, 2005		September 25, 2004
	Consumer	Aviation	Consumer	Aviation
Net sales	$538,433	$170,044	$417,330	$124,271
Cost of goods sold	279,247	56,599	204,680	46,480

Gross profit	259,186	113,445	212,650	77,791
Operating expenses:
Selling, general and administrative	61,545	16,245	42,597	13,305
Research and development	29,335	25,527	21,985	21,640

Total operating expenses	90,880	41,772	64,582	34,945

Operating income	168,306	71,673	148,068	42,846
Other income (expense), net	33,184	3,827	5,389	1,319

Income before income taxes	$201,490	$75,500	$153,457	$44,165

Comparison of 13-Weeks Ended September 24, 2005 and September 25, 2004

Net Sales

	13-weeks ended September 24, 2005		13-weeks ended September 25, 2004		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$190,692	75.9%	$145,481	75.1%	$45,211	31.1%
Aviation	60,637	24.1%	48,135	24.9%	$12,502	26.0%

Total	$251,329	100.0%	$193,616	100.0%	$57,713	29.8%

Increases in consumer sales for the 13-week period ended September 24, 2005 were primarily due a strong response to new automotive product offerings and secondarily to continued demand for recreation and fitness products. Increases in aviation sales were due to revenues from OEM, retrofit panel-mount, and portable products for the 13-week period ended September 24, 2005. Approximately 44% of sales in the third quarter of 2005 were generated from products introduced in the last twelve months.

Total consumer and aviation unit sales increased 31% to 708,000 in the third quarter of 2005 from 540,000 in the same period of 2004. The higher unit sales volume in the third quarter of fiscal 2005 was primarily attributable to the introduction of new products in the prior twelve months, most notably automotive products, as well as strength in our existing product lines.

Gross Profit

	13-weeks ended September 24, 2005		13-weeks ended September 25, 2004		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Consumer	$89,108	46.7%	$81,316	55.9%	$7,792	9.6%
Aviation	$40,344	66.5%	30,355	63.1%	9,989	32.9%

Total	$129,452	51.5%	$111,671	57.7%	$17,781	15.9%

Gross profit compression within the consumer segment in the quarter ended September 24, 2005, when compared to the same quarter in 2004, was driven primarily by automotive product revenues becoming a meaningfully larger portion of the product mix within the segment.

Aviation gross margin improvements were primarily a result of higher-margin products becoming a larger portion of the product mix and reduced G1000 cockpit program costs versus the same quarter of 2004.

Selling, General and Administrative Expenses

	13-weeks ended September 24, 2005		13-weeks ended September 25, 2004
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$18,944	9.9%	$15,485	10.6%	$3,459	22.3%
Aviation	$5,236	8.6%	4,374	9.1%	862	19.7%

Total	$24,180	9.6%	$19,859	10.3%	$4,321	21.8%

The increase in expense was driven primarily by increased advertising costs ($2.3 million), finance and technology expenses ($0.5 million), increased call center expense ($0.3 million) and other administrative expenses ($1.2 million).

Research and Development Expense

	13-weeks ended September 24, 2005		13-weeks ended September 25, 2004
	Research & Development	% of Revenues	Research & Development	% of Revenues	Quarter over Quarter
					$ Change	% Change
Consumer	$11,187	5.9%	$7,513	5.2%	$3,674	48.9%
Aviation	8,929	14.7%	7,182	14.9%	1,747	24.3%

Total	$20,116	8.0%	$14,695	7.6%	$5,421	36.9%

The increase in expense was due to ongoing development activities for new products, the addition of 21 new engineering personnel to our staff during the quarter and an increase in engineering program costs during the third quarter of 2005 as a result of our continued emphasis on product innovation. Research and development costs as a percent of revenue increased primarily due to the fact that the growth rate of research and development expenditures for the period (37%) exceeded the growth rate of revenues (30%).

Operating Income

	13-weeks ended September 24, 2005		13-weeks ended September 25, 2004		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$58,977	30.9%	$58,318	40.1%	$659	1.1%
Aviation	$26,179	43.2%	18,799	39.1%	7,380	39.3%

Total	$85,156	33.9%	$77,117	39.8%	$8,039	10.4%

Operating income fell as a percent of revenue as a result of products with lower margins becoming a larger portion of the product mix, increased advertising costs, finance, technology, and administrative expenditures, and increased call center costs.

Other Income (Expense)

	13-weeks ended September 24, 2005	13-weeks ended September 25, 2004
Interest Income	$4,726	$2,392
Interest Expense	(3)	(10)
Foreign Currency Exchange	36,388	4,413
Other	(140)	(2)

Total	$40,971	$6,793

The average taxable equivalent interest rate return on invested cash during the third quarter of 2005 was 2.9% compared to 1.6% during the same quarter of 2004.

The $36.4 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2005, when the exchange rate increased to 33.19 TD/USD at September 24, 2005 from 31.36 TD/USD at June 25, 2005. The $4.4 million currency gain in the same quarter of 2004 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2004, when the exchange rate increased to 33.99 TD/USD at September 25, 2004 from 33.68 TD/USD at June 26, 2004.

Income Tax Provision

Income tax expense increased by $6.8 million, to $23.6 million, for the 13-week period ended September 24, 2005 from $16.8 million for the 13-week period ended September 25, 2004 due to our higher income before taxes. The effective tax rate was 18.7% in the third quarter of 2005 and 20% in the third quarter of 2004.

Net Income

As a result of the above, net income increased 52.7% for the 13-week period ended September 24, 2005 to $102.5 million compared to $67.1 million for the 13-week period ended September 25, 2004.

Comparison of 39-weeks Ended September 24, 2005 and September 25, 2004

Net Sales

	39-weeks ended September 24, 2005		39-weeks ended September 25, 2004		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$538,433	76.0%	$417,330	77.1%	$121,103	29.0%
Aviation	170,044	24.0%	124,271	22.9%	45,773	36.8%

Total	$708,477	100.0%	$541,601	100.0%	$166,876	30.8%

Increases in consumer sales dollars for the 39-week period ended September 24, 2005 were primarily due to a strong response to new automotive product offerings during the third quarter and secondarily to continued demand for recreation and fitness products throughout the period. Increases in aviation sales were due to revenues from OEM and retrofit panel-mount products and portable products for the 39-week period ended September 24, 2005. Aviation revenues as a percent of total revenue increased due to the fact that the growth rate of aviation revenues for the period (37%) exceeded the growth rate of the consumer segment (29%).

Total consumer and aviation unit sales increased 26% to 1,999,000 in the first nine months of 2005 from 1,587,000 in the same period of 2004. The higher unit sales volume year to date in fiscal 2005 was primarily attributable to the introduction of new products in the prior twelve months, as well as strength in our existing product lines. Unit growth occurred in both consumer and aviation segments.

Gross Profit

	39-weeks ended September 24, 2005		39-weeks ended September 25, 2004		Period over Period
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Consumer	$259,186	48.1%	$212,650	51.0%	$46,536	21.9%
Aviation	113,445	66.7%	77,791	62.6%	35,654	45.8%

Total	$372,631	52.6%	$290,441	53.6%	$82,190	28.3%

Gross profit declines within the consumer segment in the period ended September 24, 2005, when compared to the same quarter in 2004, were driven primarily by automotive product sales becoming a larger part of the mix within the segment.

Aviation gross margin improvements were primarily a result of products with higher margins becoming a higher portion of the product mix and reduced G1000 cockpit program costs versus the same period of 2004.

Selling, General and Administrative Expenses

	39-weeks ended September 24, 2005		39-weeks ended September 25, 2004
	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	Period over Period
					$ Change	% Change
Consumer	$61,545	11.4%	$42,597	10.2%	$18,948	44.5%
Aviation	$16,245	9.6%	13,305	10.7%	2,940	22.1%

Total	$77,790	11.0%	$55,902	10.3%	$21,888	39.2%

The increase in expense was driven primarily by increased advertising costs ($12.2 million), certain operating taxes ($3.8 million), legal and accounting fees ($2.2 million), increased call center expense ($1.1 million) and other administrative expenses ($2.5 million).

Research and Development Expense

	39-weeks ended September 24, 2005		39-weeks ended September 25, 2004
	Research & Development	% of Revenues	Research & Development	% of Revenues	Period over Period
					$ Change	% Change
Consumer	$29,335	5.4%	$21,985	5.3%	$7,350	33.4%
Aviation	25,527	15.0%	21,640	17.4%	$3,887	18.0%

Total	$54,862	7.7%	$43,625	8.1%	$11,237	25.8%

The increase in expense was due to ongoing development activities for new products, the addition of 95 new engineering personnel to our staff year to date, and an increase in engineering program costs year to date in 2005 as a result of our continued emphasis on product innovation. Research and development costs as a percent of revenue declined primarily due to the fact that the growth rate of revenues for the period (31%) exceeded the growth rate of research and development expenditures (26%).

Operating Income

	39-weeks ended September 24, 2005		39-weeks ended September 25, 2004		Period over Period
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Consumer	$168,306	31.3%	$148,068	35.5%	$20,238	13.7%
Aviation	$71,673	42.1%	42,846	34.5%	28,827	67.3%

Total	$239,979	33.9%	$190,914	35.2%	$49,065	25.7%

Operating income fell as a percent of revenue as a result of product mix shift towards a higher percentage of revenue from automotive products with lower margins, as well as increased research and development costs, increased advertising and marketing costs, certain operating taxes, legal and accounting fees, and increased call center costs.

Other Income (Expense)

	39-weeks ended September 24, 2005	39-weeks ended September 25, 2004
Interest Income	$13,115	$6,304
Interest Expense	(46)	(26)
Foreign Currency Exchange	23,784	470
Other	158	(40)

Total	$37,011	$6,708

The average taxable equivalent interest rate return on invested cash during the 39-week period ending September 24, 2005 was 2.8% compared to 1.4% during the same period of 2004.

The $23.8 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the 39-week period ending September 24, 2005, when the exchange rate increased to 33.19 TD/USD at September 24, 2005 from 32.19 TD/USD at December 25, 2004. The $0.5 million currency gain in the same period of 2004 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the 39-weeks ending September 25, 2004, when the exchange rate decreased to 33.99 TD/USD at September 25, 2004 from 34.05 TD/USD at December 27, 2003.

Income Tax Provision

Income tax expense increased by $13.4 million, to $52.9 million, for the 39-week period ended September 24, 2005 from $39.5 million for the 39-week period ended September 25, 2004 due to our higher income before taxes. The effective tax rate fell to 19.1% from 20.0% due to incremental tax holidays applied for in Taiwan during 2004 and year to date in 2005.

Net Income

As a result of the above, net income increased 41.7% for the 39-week period ended September 24, 2005 to $224.1 million compared to $158.1 million for the 39-week period ended September 25, 2004.

Liquidity and Capital Resources

Net cash generated by operating activities was $175.3 million for the 39-week period ended September 24, 2005 compared to $179.4 million for the 39-week period ended September 25, 2004. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced an $18.2 million year-to-date increase in net inventories in this 39-week period of 2005 in order to support the many new products slated for late 2005/early 2006 and meet demand for our products. Accounts receivable increased $41.7 million, net of bad debts during 2005 due to shipment of new products into the retail channel, resulting in the higher receivables balance at the end of the period.

Cash flow from investing activities during the 39-week period ending September 24, 2005 was a $71.0 million use of cash. Cash flow used in investing activities principally related to $20.5 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $50.1 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets (license fees) of $0.4 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 2.8%.

Cash flow from financing activities during the period was a $22.4 million use of cash, which represents a use of cash for share repurchase of $26.7 million and a source of cash resulting from the issuance of common stock related to our Company stock option plan of $4.2 million.

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

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $194 million over the next 3 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw material costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of introducing new products with higher margins and success in obtaining price reductions in raw material costs. In recent quarters we have experienced an increase in raw materials costs and an increase in the sale of lower-margin products as a part of the product mix, resulting in reduced gross margins.

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

The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 5.8% during the first nine months of 2005 and resulted in a foreign currency gain of $23.8 million. If the exchange rate decreased by a similar percentage, a comparable foreign currency loss would be recognized.

Interest Rate Risk

As of September 24, 2005, we have minimal interest rate risk as we have no outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 24, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 24, 2005 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Encyclopedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopedia Britannica, Inc. filed suit in the United States District Court for the Western District of Texas, Austin Division, against the Company’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671. Garmin International has filed responsive pleadings and the parties have agreed to stay discovery pending a claim construction ruling by the court. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend the action.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. The following table lists the Company’s monthly share purchases during the third fiscal quarter of 2005:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 2005	352,200	$41.78	352,200	2,262,000

Total	352,200	$41.78	352,200	2,262,000

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 2, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002