Form 10-K
period 2005-12-31
GARMIN LTD
filed 2006-03-07
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____
Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)

5th Floor, Harbour Place, P.O. Box 30464 SMB, 103 South Church Street George Town, Grand Cayman, Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

Company's telephone number, including area code: (345) 946-5203

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Per Share Par Value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Aggregate market value of the voting and non-voting common shares held by non-affiliates of the Company as of June 24, 2005, the last business day of the Company’s most recently completed second fiscal quarter, based on the closing price of the Company's common shares on the Nasdaq Stock Market for that date:
Common Shares, $.01 par value - $ 2,745,495,660
Number of shares outstanding of the Company's common shares as of February 28, 2006:
Common Shares, $.01 par value - 108,208,680

Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:
Document	Part of Form 10-K into which Incorporated

Company's Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2005	Part III

Garmin Ltd.

2005 Form 10-K Annual Report

GARMIN, BLUECHART, CITY SELECT, DCG, ETREX, ETREX CAMO, ETREX LEGEND, ETREX SUMMIT, ETREX VENTURE, ETREX VISTA, FORERUNNER, GNC, GPSMAP, IQUE, MAPSOURCE, METROGUIDE, PERSONAL NAVIGATOR, QUEST, RINO, SEE-THRU, STREETPILOT, and TRACBACK are included among the registered trademarks of Garmin, and EDGE, FORETREX, GARMIN MOBILE, G1000, GEKO, MOTIONBASED, NROUTE, NÜVI, PERSONAL TRAVEL ASSISTANT, ULTRASCROLL and QUE, are included among the trademarks of Garmin Ltd. or its subsidiaries. All other trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors”. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

Part I

Item 1. Business

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations” ("MD&A") under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has two business segments: Consumer and Aviation. Pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” Note 10 is incorporated herein by reference in partial response to this Item 1.

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

Company Overview

Garmin is a leading, worldwide provider of navigation, communications and information devices, most of which are enabled by GPS technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the consumer and general aviation markets.

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

Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability (‘‘SA’’) for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. In a presidential policy statement issued in December 2004, the Bush administration stated that the U.S. does not intend to implement SA again and is committed to preventing hostile use of GPS through regional denial of service, minimizing the impact to peaceful users. With SA removed, a GPS receiver can calculate its position to an accuracy of approximately 10 meters or less, enhancing the utility of GPS for most applications.

The accuracy and utility of GPS can be enhanced through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration (“FAA”) has developed a Wide Area Augmentation System (‘‘WAAS’’) comprising ground reference stations and additional satellites that improve the accuracy of GPS positioning available in the United States and portions of Canada and Mexico to approximately 3 meters. WAAS supports the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS also enhances the utility of WAAS-enabled GPS receivers for consumer applications. The FAA announced on July 11, 2003 that the WAAS system had achieved initial operating capability and that the system was available for instrument flight use with appropriately certified avionics equipment. Since that time, the FAA has installed additional ground reference stations and has launched additional WAAS satellites.

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 14 million products, which includes the delivery of over 3 million products during 2005.

New Consumer Product Introductions

In 2005 Garmin launched 40 new consumer products. Among these was the nüvi™. The nüvi combines a full-featured GPS navigator, language translator, MP3 player, audio book player, currency and measurement converter, world clock, and digital photo organizer in one device.

Garmin introduced several new versions of its popular StreetPilot® line of portable automotive navigators in 2005. The c-Series™ (c310, c320, c330, and c340) features Garmin’s easy-to-use touch-screen interface combined with turn-by-turn voice directions. The c340 adds text-to-speech (voice directions that speak street names) and utilizes real-time traffic information in select major metro areas throughout the U.S. and Europe through Garmin’s separate GTM 10 receiver. We also introduced the i-Series™ (comprised of the i2™, i3™, and i5™), which are Garmin’s smallest, most inexpensive line of automotive navigators. Garmin also expanded upon its 2600 series of navigators by introducing the StreetPilot 2720, which adds text-to-speech and optional real-time traffic capability, and the StreetPilot 2730, which further adds the capabilities of XM traffic, weather, and radio and an MP3 player. Finally, in December 2005 Garmin began shipping its StreetPilot 7000-Series (7200 and 7500), a new family of automotive units, that display navigation, entertainment, traffic, and weather information on a large, seven-inch touchscreen.

In September 2005, Garmin announced that Dollar Thrifty Automotive Group would begin offering a customized version of Garmin’s StreetPilot c330 portable automotive navigators for rental at 138 Dollar and Thrifty automobile rental locations throughout the U.S. and Canada. This was followed in January 2006 by the announcement that Enterprise Rent-A-Car will begin offering a customized version of Garmin’s StreetPilot® c340 automotive navigator to its customers for rental at selected airport rental locations in the U.S.

Garmin also added several models to its personal digital assistant (PDA) product line in 2005, including its iQue® M5, a Microsoft® Windows Mobile™-based Pocket PC integrated with Global Positioning System (GPS) and Bluetooth® wireless technology. Garmin also introduced the iQue M3 (incorporating Garmin’s c-Series automotive navigation software) and the iQue M4 (Garmin’s first iQue to come pre-loaded with street maps of the entire U.S., Canada, and Puerto Rico).

In September 2005, Garmin launched Garmin Mobile™, a server-based navigation service available on selected handsets on the Sprint PCS network.

In the category of GPS-enabled fitness products, Garmin introduced the Forerunner™ 301 in January 2005, which includes a heart-rate monitor and a highly integrated personal training system. Garmin also introduced the Edge™ - a new line of integrated personal training systems designed for cyclists. New models with 5 watts of transmit power were also introduced to expand Garmin’s Rino® line of two-way radio/integrated GPS products. In the marine segment, Garmin introduced the GPSMAP® 376C - a portable GPS navigator capable of displaying graphical XM WX Satellite Weather™ data. Garmin also announced a new lineup of fishfinders, sonar devices, chartplotters, and chartplotter/sonar combination units in November 2005, all of which are expected to be available in stores in March 2006.

Garmin began selling several products designed for leading automotive and motorcycle OEMs (original equipment manufacturers) in 2005. These included the Navus™, a GPS navigator offered as a dealer-installed option specifically designed for many models of Chrysler, Dodge, and Jeep vehicles, and the Trail Guide™, a GPS navigation unit designed specifically for the Jeep® Wrangler®. Garmin also began selling a Garmin-designed GPS navigation system to Harley-Davidson for certain Harley-Davidson models called the Roadtech™ Quest®. In addition, in September 2005 Garmin announced that it had been awarded tier-one OEM supplier status by Honda Motorcycle for its modular GPS navigation system developed for the 2006 Honda Gold Wing motorcycle.

New Aviation Product Introductions

Garmin began selling its G1000 integrated avionics system along with its integrated GFC 700 autopilot to Raytheon Aircraft Company for its Beechcraft Bonanza G36 aircraft in 2005. In addition, Garmin announced that Embraer, Diamond Aircraft Company, and Columbia Aircraft had selected Garmin’s G1000 integrated avionics system for various aircraft models. As of February 1, 2006, the G1000 system has been certified by the Federal Aviation Administration for installation in 13 aircraft models.

In July 2005, Garmin introduced the GPSMAP® 396, a portable navigation device for pilots that offers GPS navigation, XM WX Satellite Weather™ capability (featuring Next Generation Radar (NEXRAD)), a terrain awareness and warning system (TAWS), and XM entertainment programming, among other features. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements.

Expansion of Facilities

Following the 2004 completion by Garmin International, Inc., Garmin’s principal U.S. subsidiary, of its $65 million expansion to its Olathe, Kansas facility, Garmin International, Inc. expanded the airplane hangar at its flight operations and test facility at New Century Airport in Gardner, Kansas, to provide additional hangar capacity to support certification activities for G1000 and other aviation products. Garmin’s Taiwan subsidiary also improved its manufacturing capability in 2005 by adding four additional Surface Mount Technology (SMT) manufacturing lines, bringing the total number of Garmin SMT lines as of December 31, 2005 to eighteen (fourteen in Taiwan, three in Olathe, Kansas, and one in Salem, Oregon).

Endorsement Partnership with Yao Ming

In April 2005, Garmin announced the beginning of a multi-year endorsement partnership with National Basketball Association player Yao Ming. The current partnership extends through 2007. Yao was featured in both broadcast and print advertisements for Garmin in 2005.

Acquisition of MotionBased Technologies

In October 2005, Garmin acquired MotionBased Technologies, a developer of web-based applications for GPS devices and the operator of the www.motionbased.com website. MotionBased - which will operate as a division of Garmin International, Inc. - processes GPS and other data for performance analysis and online mapping for athletes and outdoor enthusiasts. This web-based subscription service complements Garmin’s fitness and outdoor products.

Products

Garmin has achieved a leading market position and a history of consistent growth in revenues and profits by offering ergonomically designed, user friendly products with innovative features and designs covering a broad range of applications and price points.

Garmin’s target markets currently consist of the consumer segment, which primarily includes automotive, marine, recreational, fitness, and personal digital assistant (PDA) products, and the aviation segment, which consists of panel mount and portable products for use in general aviation aircraft.

Consumer

Garmin currently offers a wide range of consumer products, including automotive navigation devices, handheld GPS receivers, two-way radios with integrated GPS receivers, GPS-enabled portable digital assistants, GPS-enabled training assistants for athletic activities, and fixed-mount GPS/Sounder products. Garmin believes that its consumer products are known for their value, high performance, innovation and ergonomics.

The table below includes a sampling of some of the products that Garmin currently offers to consumers.

Handheld and portable consumer products:

Geko
(3 models)	Miniature size, low-cost GPS receivers with colorful design and easy operation.

Forerunner
(5 models)	Compact, lightweight training assistants for athletes with integrated GPS sensor that provides precise speed, distance, and pace data. Some models also offer a heart rate monitoring function. The Forerunner product line was recently expanded to include two updated models (expected availability of February 2006) with a redesigned style and shape that offer a new high sensitivity GPS receiver.

Edge
(2 models)	Integrated personal training systems designed for cyclists. The Edge 205 measures speed, distance, time, calories burned, altitude, climb and descent, and more. The Edge 305 adds a heart rate monitor and/or wireless speed/pedaling cadence sensor.

eTrex
(10 models)	Compact handheld GPS units for outdoor enthusiasts. All models are waterproof and have rugged designs. The eTrex Summit, eTrex Vista and eTrex Vista C have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe. eTrex Camo features a camouflaged design and a hunting and fishing almanac. The eTrex Legend C and Vista C models offer a bright color TFT display, together with automatic route generation, off-route recalculation, turn-by-turn directions with alert tones, and longer battery life. The eTrex product line was recently expanded to add two new models with removable microSD memory card slots and a 32mb microSD card (expected availability of first quarter 2006). In fiscal years 2005, 2004 and 2003, the eTrex class of products represented approximately 10%, 12%, and 19% respectively, of Garmin’s total consolidated revenues.

nüvi
(2 models)	A new category of consumer product introduced in 2005 known as a Personal Travel Assistant™. The nüvi, combines a full-featured GPS navigator, optional language translator, MP3 player, audio book player, currency and measurement converter, world clock, and digital photo organizer. Users can also choose to purchase optional software enabling the nüvi to be used as a digital coupon book (Garmin SaversGuideTM) or as a travel assistant that provides reviews and recommendations for restaurants, tourist attractions, and more (Travel Guide™). The nüvi comes in either a North American or European version. The North American version comes preloaded with detailed street mapping of the US, Canada, and Puerto Rico. The European version is available preloaded with full European mapping or in a lower priced option preloaded with one of eight regional coverage areas.

StreetPilot
(15 models)	Portable automotive navigation systems. The i-Series™ (comprised of the i2™, i3™, and i5™) are Garmin’s smallest, most inexpensive line of automotive navigators, yet still offer color screens (i3 and i5) and voice prompted, turn-by-turn directions The c-Series™ (c310, c320, c330, and c340) features Garmin’s easy-to-use touch-screen interface and turn-by-turn voice directions. The c340 adds the ability to speak street names and also to utilize real-time traffic information in select major metro areas through Garmin’s separate GTM 10 receiver. Features of the 2610 and 2650 models include “turn by turn” automatic route guidance and voice prompting, high resolution color display, remote control, touch screen, and PC/USB connection capabilities. The 2650 and 2660 additionally feature “dead reckoning” capabilities allowing for continued navigation even in the event of lost GPS reception. The i5, c330, c340, 2620 and 2660 feature pre-loaded MapSource City Navigator detailed maps which simplify the user experience by eliminating the need to download maps from a personal computer. The 2720 adds text-to-speech capability (voice directions that speak street names) and optional real-time traffic capability. The 2730 further adds the capabilities of XM traffic, weather, and radio and an MP3 player. The 7000-Series (7200 and 7500) are high-end automotive units that display navigation, entertainment, traffic, and weather information on a large, seven-inch touchscreen.

In fiscal years 2005, 2004, and 2003, the StreetPilot class of products represented approximately 30%, 14%, and 5%, respectively, of Garmin’s total consolidated revenues.

GPS60
(6 models)	All of the 60 Series models offer lightweight, rugged and waterproof performance. The GPSMAP 60C and 60CS offer 256-color transreflective TFT color displays and 56MB of internal memory for uploading mapping data from MapSource CD-ROMs and automatic route calculation with turn-by-turn directions. The GPS 60 is a basic GPS without mapping while the GPSMAP 60 offers a monochrome display and 24 MB of downloadable memory. Garmin recently announced two new additions to the GPSMAP 60 line of products which are expected to be available in the first quarter of 2006 - the GPSMAP 60Cx and the GPSMAP 60CSx. These products feature a new high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 64mb microSD card.

GPS 72	Rugged, handheld GPS for land or marine navigation. Features include 1 MB internal memory for loading MapSource points of interest and high contrast 4-level gray scale display.

GPS 76
(6 models)	Handheld GPS with large display and a waterproof case which floats in water. Preloaded with U.S. tidal data. The GPS 76 is a basic GPS without a basemap. The GPSMAP 76 has an internal basemap and MapSource compatibility for street level mapping and detailed marine charts. The GPSMAP 76S additionally features a barometric altimeter and an electronic compass. The GPSMAP 76C and GPSMAP 76CS feature a bright color display, 115 MB of memory, Americas Autoroute basemap, and a Marine Point database. The GPSMAP 76CS also features a barometric altimeter and electronic compass. Two new additions to the GPSMAP 76 line of products were recently introduced - the GPSMAP 76Cx and the GPSMAP 76CSx - which feature a new high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 128mb microSD card, all in the same rugged and waterproof housing that floats in water.

iQue
(6 models)	Portable Digital Assistant (PDA) with integrated GPS and mapping for both Palm and Pocket PC applications. The iQue 3200 and 3600 use the Palm OS 5 platform and come with the standard Palm applications. Both offer a flip-up integrated GPS antenna, automatic route calculation, turn-by-turn voice route guidance and patent-pending contact-locator feature that connects the address book and calendar to GPS mapping features. The iQue 3600 includes a voice recorder, MP3 player, and a collapsible Graffiti area. The iQue 3000 was recently added to the lineup (expected delivery to begin in February 2006) as an entry-level Palm-powered PDA. The iQue M5 uses the Microsoft® Pocket PC platform, the Windows Mobile™ 2003 Second Edition operating system. The iQue M5 is powered by a 416-MHz Intel® PXA 272 microprocessor, and provides the user with 64 MB of RAM, 64 MB of ROM and data back-up protection. The embedded Bluetooth® transceiver in the iQue M5 allows the user to establish a personal-area network with computer systems and Bluetooth-enabled devices such as mobile phones, other PDAs, and printers. The iQue M3 offers a different screen layout with larger, more intuitive icons that make it easier to use with an index finger, rather than a stylus. It also incorporates Garmin’s c-Series automotive navigation software. The iQue M4 is Garmin’s first iQue to come pre-loaded with street maps of the entire U.S., Canada, and Puerto Rico through City Navigator North American NT. The M4 also offers the larger navigational icons seen with the M3 plus a new high-sensitivity GPS receiver.

cfQue 1620	CompactFlash® GPS module with street-level, turn-by-turn navigation applications for personal digital assistants (PDAs) that operate on the PocketPC platform. This module features Garmin’s Que technology, which delivers high-performance GPS location, mapping, and navigation capabilities to handheld devices with a compact flash card slot.

GPS 10	Bluetooth®-enabled wireless GPS receiver that adds full GPS navigation capabilities to a PocketPC or PC laptop.

GPS 18
(2 models)	The GPS 18 turns a PC laptop into a powerful street navigator. It is offered as a stand-alone sensor or bundled with nRoute™ and City Select software that automatically guides with turn-by-turn directions and voice prompts. The GPS 18 comes in two different models offering the choice of either a PC or USB connection. The GPS 18-5Hz is a powerful and precise GPS sensor designed specifically for OEM applications.

Quest
(2 models)	Pocket-sized, portable, GPS unit with high-end navigation features, including 256-color, bright, sunlight-readable display, automatic routing with turn-by-turn directions and voice guidance, and 115 MB of internal memory. The Quest 2 adds the convenience of pre-loaded maps of the United States, Canada, and Puerto Rico.

Marine fixed-mount networking units:

The Garmin Marine Network™ is a proprietary ethernet-based network that connects several plug-and-play marine components, delivering position data, charting, weather, sonar, radar and other important data to boaters. The network is comprised of the following components.

GPSMAP 3000 series and 3200 series (6 models)	These configurable chartplotter/multifunction displays (MFDs) are all network-enabled and come in either a 10”, 6” or 5” display. Garmin recently announced the addition of the GPSMAP 3200 series of multifunction displays for the Garmin Marine Network (expected delivery of March 2006), which feature pre-loaded Marine Detail Charts of the U.S. coastline, including Alaska and Hawaii.

GDL 30 & 30A	These weather data receivers deliver real-time XM WX Satellite Weather data for the continental United States to the GPSMAP 3000 and 3200 series. In addition, the GDL 30A adds CD-quality audio capability utilizing the XM Satellite Radio service.

GMR 20 & 40	The GMR 20 & 40 models add marine radar information to the GPSMAP 3000 and 3200 series.

GSD 20, 21, and 22	This “black-box” sounder interfaces with the GPSMAP 3000 and 3200 series as well as certain other Garmin chartplotters and enhances their utility by providing the depth sounder and fish finder functions in a remote mounted package. The GSD 21 and 22 were recently introduced (expected delivery of March 2006) additions to Garmin’s “black box” sonar line. The GSD 22 is Garmin’s first digital sonar.

GMS 10	The GMS 10 Network Port Expander is the "nerve center" of the Garmin Marine Network. This 100-Mbit switch is designed to support the connection of multiple sensors and the GPSMAP 3000 and 3200 series MFDs to the Garmin Marine Network. The GMS 10 allows users to gain the benefit of ethernet-like data transfer speeds.

Marine fixed-mount GPS/Chartplotter products:

GPS126, 128 and 152	Low cost fixed-mount GPS units for boating with either a built-in antenna or an external antenna for exposed installations. GPS 152 has an internal database of U.S. cities and navigation aids and has the compatibility of uploading points of interest data from a personal computer with MapSource CD-ROMs.

GPSMAP
(14 models)	Marine GPS/chartplotter combinations for boating and fishing enthusiasts of different levels with varying features and price points. Features available on different models include a variety of display sizes (ranging in size from 3.8” to 10”), high-contrast LCD graphics, monochrome 16-color or 256-color displays, 3D perspective, the capability of uploading mapping and nautical chart data from a personal computer with MapSource and BlueChart CD-ROMs, the capability for built-in Marine Detail Charts of the U.S. coastline with Garmin’s new BlueChart® g2™ technology, 50-meter shoreline resolution for lakes across the continental U.S., preloaded marine cartography and the ability to interface with Garmin’s new CANet (Controller Area Network).

Sounder products:

Fishfinders
(10 models)	Fishfinders feature DCG® and See-Thru® technology, which aid fishermen in defining the ocean/lake bottom and spotting fish in hidden or obscured areas. Features available on different models include color displays and dual frequency transducers for optimal performance in deep water. Garmin recently introduced four new fishfinders with expected availability in March 2006. Among other new features, these units offer Garmin’s new Ultrascroll™ technology, which allows boaters to get a faster refresh rate on their sonar display.

GPSMAP/Sounder
(6 models)	‘‘All-in-one’’ product lines with GPS, chartplotter and sonar functionality. These units come with different display sizes (ranging in size from 4.2” to 7.25”) and the capability of uploading mapping and nautical chart data. Certain models feature dual frequency transducers for optimal sonar performance in deep water. GPSMAP 178C and GPSMAP 188C feature color displays. In addition to color displays, the newly-introduced GPSMAP 298, GPSMAP 398, and GPSMAP 498, which are expected to be available in March 2006, offer either dual frequency or dual beam sonar capability and compatibility with Garmin’s new BlueChart® g2™ technology. The GPSMAP 398 includes preloaded inland lakes cartography and the GPSMAP498 includes preloaded marine cartography.

Two-way communications products:

Rino
(5 models)	Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 120 has an internal basemap and MapSource compatibility for street-level mapping. The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and NOAA weather radio receiver. The Rino 520 has 5 watts of transmit power, color display, mini-USB interface, and a turn-by turn automatic route calculation for use in automobiles. The Rino 530 has all of the features of the Rino 520, plus a seven-channel weather receiver, electronic compass, and barometric altimeter

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

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998. In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Most recently, Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements. Garmin was ranked No. 1 among avionics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in Professional Pilot magazine’s survey of its readers in each of the last three years. Also, Garmin was ranked No. 1 among avionics manufacturers for avionics product support in Professional Pilot magazine’s survey of its readers in each of the last three years. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance Broadcast technology, an enabling technology for air traffic management.

Garmin’s panel-mounted aviation products are sold in the retrofit market where older aircraft are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of aviation electronics (avionics) offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Raytheon Aircraft Company, Diamond Aircraft Industries and Mooney Aircraft Corporation through the installation of the G1000 integrated cockpit system as original equipment in new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large sunlight-readable TFT displays. Garmin also began selling its G1000 integrated autopilot - the GFC700 - to Raytheon for its Beechcraft Bonanza G36 airplane in 2005. Garmin anticipates further growth in its sales to the original equipment manufacturers market as its product offerings expand to include flight control systems and weather radar technology. Garmin also has expanded its future G1000/GFC700 sales beyond General Aviation OEMs to OEMs in the business jet segment, such as Embraer who announced in November 2005 that Garmin’s G1000 integrated cockpit system had been selected for Embraer’s new Phenom 100 (very light jet) and Phenom 300 (light jet) programs.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPSMAP 96 & 96C	Portable units integrating full-featured GPS navigation with Jeppesen database and comprehensive towers-and-obstacles database. GPSMAP 96C offers a color display and 119 MB of memory for downloadable maps.

GPSMAP 196	Portable GPS receiver with 3.8” diagonal moving map and Horizontal Situation Indicator (HSI) display with internal basemap and automatic logbook functions. Also features automatic turn-by-turn automotive routing and MapSource compatibility for street-level mapping.

GPSMAP 296	In addition to a 3.8” diagonal color display, this high-end portable GPS receiver offers new features like terrain cautions and alerts, sectional chart-like topographic data, a built-in obstacle database, and a transparent navigation arc view for course, speed and distance information.

GPSMAP 396	A portable navigation device that offers users GPS navigation, XM WX Satellite Weather™ capability, featuring Next Generation Radar (NEXRAD), a terrain awareness and warning system (TAWS), and XM entertainment programming, among other features.

iQue 3600a	Combines the convenience of a Palm PDA with the features of a Garmin GPS aviation portable. Features include Jeppesen database and obstacle databases, “Terrain” mode, detailed Sectional chart-style overview, and a patent-pending aviation cradle mount. Also features a suite of personal information management (PIM) applications, voice recorder, MP3 player and Secure Digital card slot for memory expansion. Optional MapSource CD downloads and user-selectable formats enable the iQue 3600a to move from plane to automobile.

Panel-mount aviation products:

GNC 300XL TSO	Instrument Flight Rules (‘‘IFR’’) certified product that combines a GPS receiver with VHF radio and features moving map graphics.

400 Series
(3 models)	The GNS 430 was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.

500 Series
(2 models)	These units combine the features of the 400 series along with a larger 5” color display. 500 Series units may now be ordered with or upgraded to Class B Terrain Awareness and Warning System (TAWS-B).

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 340 & 347	The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities. The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface.

GTX 320A & 327	FAA-certified transponders which transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions.

GTX 32	Remote mounted solid-state Mode C digital transponder. Its solid-state transmitter provides 200 watts of nominal power output. Compatible with GNS 480 and G1000 systems.

GTX 330 & 330D	FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS).

GTX 33 & 33D	Remote mounted Mode S, IFR-certified transponders with datalink capability, including local traffic updates. Receive FAA Traffic Information Services (TIS), including location, direction, altitude, and climb/descent information of nearby aircraft. Compatible with GNS 480 and G1000 systems.

GDL 90	The GDL 69 is the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards. The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar. The GDL 90 relies on the infrastructure that is part of the FAA’s Safe Flight 21 program. This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place along the East Coast and in Arizona. Additional installations of the ADS-B ground stations are planned. The ground stations can track aircraft movement and will eventually be used to broadcast traffic and weather services. Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

GDL 69 and 69A	The GDL 69 offers the ability to provide real-time weather information to the aircraft which can be displayed on one of several panel-mounted devices, such as the GNS 430, GNS 530, MX20, and G1000 systems. The GDL 69 and GDL 69A receive real-time weather information broadcast by the XM WX Satellite radio system. In addition, the GDL 69A expands the utility of the system by providing CD quality audio provided by XM Satellite Radio.

GNS 480	Integrated avionics unit with GPS navigation receiver certified for primary means Wide Area Augmentation System (WAAS)/GPS navigation and VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver.

MX 20	Multi-function display unit featuring high resolution 6-inch active-matrix color LCD display and customizable map function.

SL 30 and SL 40	The SL30 is a compact VHF navigation and communications unit that combines a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL40 is a 760-channel VHF communications radio only. Both the SL30 and SL40 feature 10 watt communications transmitters.

G1000	The G1000 is one of the first systems for General Aviation aircraft to fully integrate navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. The G1000 offers OEM customers an easy-to-install solution for flight displays and provides the aircraft owner the benefits of a state-of-the-art avionics system which relies on modern technologies such as solid state components and bright, sunlight-readable TFT displays.

Sales and Marketing

Garmin’s consumer products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer represented 10% or more of Garmin’s consolidated revenues in the year ended December 31, 2005. Garmin intends to selectively grow its dealer network geographically and by product lines. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), Romsey, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia, Australia and New Zealand). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer segment marketing is handled through its dealers who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s largest consumer products dealers include:

•	Bass Pro Shops—a freshwater sports specialist with a sophisticated catalog sales effort and ‘‘super store’’ locations;

•	Best Buy—one of the largest U.S. electronics retailers;

•	Boaters World—a leading off-shore marine retailer with multiple locations;

•	Cabela’s—a major hunting and fishing catalog retailer for the outdoor marine market with “super store” and “destination store” locations;

•	Circuit City—a leading U.S. electronics retailer;

•	REI (Recreational Equipment Inc.) - a specialty outdoor gear consumer cooperative.

•	Target—a leading mass merchandise chain of retail stores;

•	Wal-Mart—one of the world’s largest mass retailers; and

•	West Marine—the largest U.S. marine retailer specializing in offshore boating equipment.

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

Instrument Flight Rules (“IFR”) products are sold through distributors around the world. Garmin’s largest aviation distributors include Sportsman’s Market, Tropic Aero and JA Air Center. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s most sophisticated IFR avionics equipment. Visual Flight Rules (‘‘VFR’’) equipment, including handheld GPS receivers, are also sold through distributors and through catalogs.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers. In the consumer market, Garmin’s products are sold to certain automotive OEM’s such as Chrysler/Mopar, Toyota and Volvo and certain rental car companies including Dollar/Thrifty and Enterprise. Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Mazda, Saab and Ford. Garmin’s products are also standard equipment on boats manufactured by Allison Boats, Bennington Marine, Cigarette Racing Team, Inc., Cobalt Boats, G3 Boats, Premier Marine and Pro Sports Boats and are optional equipment on boats manufactured by Chaparral Boats, Inc., Cruiser Yachts, Formula Boats, Glacier Bay Catamarans, Inc., Mastercraft Boat Company and Pro-Line Boats. In the aviation market, Garmin’s avionics are standard equipment on aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, Columbia Aircraft, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, Mooney Aircraft Corporation, Raytheon Aircraft Company, Robinson Helicopter, Tiger Aircraft, LLC and The New Piper Aircraft Company. Other aircraft manufacturers offer Garmin’s products as optional equipment.

Competition

The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom NV, Thales Navigation, Inc. (“Thales”), Alpine Electronics, Inc., Lowrance Electronics Inc. (‘‘Lowrance’’), Cobra Electronics Corporation (“Cobra”), Navman NZ Ltd., a subsidiary of Brunswick Corporation, (“Navman”), Mitac International Corp. (“Mitac”), Navigon AG (“Navigon”) and Sony Corporation. Garmin believes that its principal competitors for handheld recreational product lines are Thales and Lowrance. For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”), Navman, the Standard Vertex Division of Yaesu Co. Ltd. (“Standard”), Simrad and the Northstar Technologies unit of Brunswick Corporation. For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., Navman, Simrad and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Lowrance, for portable GPS units, and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Meggitt PLC, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems and Free Flight Systems for panel-mount GPS and display units. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra and Audiovox Corporation. For Garmin’s personal digital assistant product line, Garmin considers its principal competitors to be Palm, Inc., Mitac, Navman, Medion AG, Navigon, Hewlett-Packard Company, Acer Corporation, Dell Computer Corporation and Toshiba Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 709 people worldwide as of December 31, 2005. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartography. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	Fiscal Years Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
($'s in thousands)
Research and development	$74,879	$61,580	$43,706
Percent of net sales	7.3%	8.0%	7.6%

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

Garmin’s design and manufacturing processes are certified to ISO 9001-2000, international quality standards developed by the International Organization for Standardization. Garmin’s Taiwan manufacturing facility has also achieved TS 16949:2002 quality certification, a quality standard for automotive suppliers. In addition, Garmin’s aviation panel-mount products are designed and manufactured according to processes which are approved and monitored by the FAA.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of March 1, 2006, we held 254 U.S. patents that expire at various dates no earlier than 2009. As of March 1, 2006, Garmin had 160 U.S. patent applications pending. Garmin also holds 4 foreign patents and has 11 foreign patent applications pending. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. Our registered U.S. trademarks include: GARMIN, BLUECHART, CITY SELECT, DCG, ETREX, ETREX CAMO, ETREX LEGEND, ETREX SUMMIT, ETREX VENTURE, ETREX VISTA, FORERUNNER, GNC, GPSMAP, IQUE, MAPSOURCE, METROGUIDE, PERSONAL NAVIGATOR, QUEST, RINO, SEE-THRU, STREETPILOT, and TRACBACK Our mark GARMIN and certain of our other trademarks have also been registered in selected foreign countries. Garmin’s trademarks include EDGE, FORETREX, GARMIN MOBILE, G1000, GEKO, MOTIONBASED, NROUTE, NÜVI, PERSONAL TRAVEL ASSISTANT, QUE and ULTRASCROLL. Some of Garmin’s patents and its registered trademarks and trademarks are owned by Garmin’s subsidiaries, Garmin Corporation, Garmin International, Inc. and Garmin AT, Inc.

We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

There is no assurance that Garmin’s current patents, or patents which we may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to Garmin may not provide us with any competitive advantages, or that the patents of others will preclude Garmin from manufacturing and marketing certain products. Despite Garmin’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Garmin’s products or to obtain and use information that Garmin regards as proprietary. Litigation may be necessary in the future to enforce Garmin’s intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

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

Environmental Matters

The European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS Directive") and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that come into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We have established a program in order to comply with such laws and regulations as they are enacted by the EU member states. We are modifying the design of our products and/or modifying our manufacturing processes and/or using different components in our products in order to comply with such laws and regulations.

In addition, the State of California has enacted legislation similar to the RoHS Directive that comes into effect on January 1, 2007 and other states and countries, including the People’s Republic of China, have proposed legislation similar to the RoHS Directive and the WEEE Directive. The cost of compliance with such legislation cannot yet be determined but may be substantial.

Employees

As of December 31, 2005, Garmin had 3,034 full-time employees worldwide, of whom 1,322 were in the United States, 1,628 were in Taiwan and 84 were in the United Kingdom. None of Garmin’s employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 1A. Risk Factors

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

Some of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS). WAAS is operated by the Federal Aviation Administration. Any curtailment of the operating capability of WAAS could result in decreased user capability for many of our aviation products, thereby impacting our markets.

Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

A shut down of U.S. airspace or imposition of restrictions on general aviation would harm our business.

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

Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s Global Positioning System satellites. The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union (‘‘ITU’’). The Federal Communications Commission (‘‘FCC’’) is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of Global Positioning System signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, have a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results. The FCC continually receives proposals for new technologies and services, such as ultra-wideband technologies, which may seek to operate in, or across, the radio frequency bands currently used by the GPS SPS. Adverse decisions by the FCC that result in harmful interference to the delivery of the GPS SPS may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our business and financial condition.

If we are not successful in the continued development, introduction or timely manufacture of new products, demand for our products could decrease.

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

Historically, we have experienced steady increases in demand for our products although we did experience a decline in demand for our aviation products in 2001 due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. We have generally been able to increase production to meet this increasing demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products and as competition in the market for our products intensifies. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

▪	If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

▪	Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

▪	If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

We may become subject to significant product liability costs.

If our aviation products malfunction or contain errors or defects, airplane collisions or crashes could occur resulting in property damage, personal injury or death. Malfunctions or errors or defects in our marine navigational products could cause boats to run aground or cause other wreckage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage generally will not cover awards of punitive damages. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a materially adverse impact on our business, financial condition and results of operations.

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

Recently gross margins on our consumer products have been reduced because of higher than normal price reductions on older products and a shift in the product mix as automotive products continue to become a larger portion of revenue for our consumer product segment. Our sales and gross margins for our products may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected. As we introduce new product lines that serve personal digital assistant (“PDA”), and original equipment manufacturer automotive and sensor board applications, we may experience a decline in our overall gross margins from sales of these potentially high volume but low margin product lines.

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

We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, Federal Aviation Administration (‘‘FAA’’) certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, therefore, our operating results.  In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

Our business is subject to economic, political and other risks associated with international sales and operations.

Our business is subject to risks associated with doing business internationally. We estimate that approximately 38% of our net sales in the fiscal year ended December 31, 2005 represented products shipped to international destinations. Accordingly, our business, financial condition and results of operations could be harmed by a variety of international factors, including:

▪	changes in foreign currency exchange rates;

▪	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

▪	trade protection measures and import or export licensing requirements;

▪	potentially negative consequences from changes in tax laws;

▪	difficulty in managing widespread sales and manufacturing operations; and

▪	less effective protection of intellectual property.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our principal manufacturing facilities where we manufacture all of our products, except our panel-mounted aviation products, are located in Taiwan.

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

We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into any strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. In October 2005, we acquired MotionBased Technologies, LLC. We currently have no commitments to make any material investments or acquisitions, or to enter into strategic partnerships. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

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

Our effective tax rate is lower than the U.S. Federal statutory rate, because we have benefited from incentives offered in Taiwan related to our high technology investments in Taiwan. The loss of these tax benefits could have a significant effect on our financial results in the future.

Changes in our United States federal income tax classification or in applicable tax law could result in adverse tax consequences to our shareholders.

We do not believe that we (or any of our non-United States subsidiaries) are currently a ‘‘passive foreign investment company’’ for United States federal income tax purposes. We do not expect to become a passive foreign investment company. However, because the passive foreign investment company determination is made annually on the basis of facts and circumstances that may be beyond our control and because the principles for applying the passive foreign investment company tests are not entirely clear, we cannot assure that we will not become a passive foreign investment company. If we are a passive foreign investment company in any year, then any of our shareholders that is a United States person could be liable to pay tax at ordinary income tax rates plus an interest charge upon some distributions by us or when that shareholder sells our common shares at a gain. Further, if we are classified as a passive foreign investment company in any year in which a United States person is a shareholder, we generally will continue to be treated as a passive foreign investment company with respect to such shareholder in all succeeding years, regardless of whether we continue to satisfy the income or asset tests described above. Additional tax considerations would apply if we or any of our subsidiaries were a controlled foreign corporation.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile. During 2005, the closing price of our common shares ranged from a low of $39.50 to a high of $70.41. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete;
•	quarterly fluctuations in our actual or anticipated operating results;
•	the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products;
•	general conditions in the worldwide economy, including fluctuations in interest rates;
•	announcements of technological innovations;
•	new products or product enhancements by us or our competitors;
•	product obsolescence and our ability to manage product transitions;
•	developments in patents or other intellectual property rights and litigation;
•	developments in our relationships with our customers and suppliers; and
•	any significant acts of terrorism against the United States, Taiwan or significant markets where we sell our products.

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

As of February 28, 2006 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 44% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

Provisions in our shareholder rights plan and our charter documents might deter, delay or prevent a third party from acquiring us and Cayman Islands corporate law may impede a takeover, which could decrease the value of our shares.

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

Item 1B. Unresolved Staff Comments

None.

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

Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products.

Garmin International, Inc. also leases an aggregate of 3,233 square feet of office space in Tempe, Arizona for software development, and in Wichita, Kansas for support of Garmin’s aviation original equipment manufacturer operations. In addition, Garmin International, Inc. leases 1,700 square feet of office space in Sausalito, California which houses the MotionBased division of Garmin International, Inc.

Garmin’s subsidiary, Garmin Corporation, owns and occupies a 249,326 square foot facility in Shijr, Taipei County, Taiwan where it manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. In January 2006 Garmin Corporation purchased a second facility of approximately 223,469 square feet located in Chung-Li, Tao-Yang County, Taiwan. As of the date of this Form 10-K, Garmin Corporation expects to take possession of this second facility in April 2006 and to commence operations at this facility by June 2006.

Garmin’s subsidiary, Garmin (Europe) Ltd., leases an aggregate of 33,642 square feet under four leases in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. One of these leases expires in 2010 and three of these leases expire in 2015.

Item 3. Legal Proceedings

Encyclopedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopedia Britannica, Inc. filed suit in the United States District Court for the Western District of Texas, Austin Division, against the Company’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671. Garmin International has filed responsive pleadings and the parties have agreed to stay discovery pending a claim construction ruling by the court. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the Court held a hearing on construction of the claims of the patent in suit. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our business, financial condition and results of operations, we believe that the claims are without merit and we will vigorously defend the action.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2005.

Executive Officers and Significant Employees of the Company

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 9, 2006.

Dr. Min H. Kao, age 57, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002, Chairman of Garmin International, Inc. since July 2004 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. Dr. Kao has been President of Garmin AT, Inc. and a director of Garmin AT, Inc. since August 2003. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. Dr Kao has been a director of Garmin (Europe) Ltd. since 1992, and a director of Garmin N.V. and Garmin B.V. since 2005. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Kevin S. Rauckman, age 43, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman has been Chief Financial Officer and Treasurer and a director of Garmin AT, Inc. since August 2003. Mr. Rauckman has been a director of Garmin Corporation since July 2004. Mr. Rauckman has been a director of Garmin (Europe) Ltd. since July 2004. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 50, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Mr. Etkind has been General Counsel and Secretary of Garmin AT, Inc. since August 2003. He has been Secretary of Garmin (Europe) Ltd. since March 2001 and a director of Garmin N.V. since 2005. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Clifton A. Pemble, age 40, has served as a director of Garmin Ltd. since August 2004. He has been a director of Garmin International, Inc. and Garmin USA, Inc. since July 2004. He has been a director of Garmin Corporation and Garmin (Europe) Ltd. since July 2004. Mr. Pemble has been a director of Garmin AT, Inc. since August 2003. He has been Vice President, Engineering of Garmin International, Inc. since 2005. Previously, he was Director of Engineering of Garmin International, Inc. from 2003 to 2005 and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Gary V. Kelley, age 59, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

Brian J. Pokorny, age 42, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997. Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 28, 2006, there were 185 shareholders of record.

The range of high and low closing sales prices of the Company’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2005 and 2004 was as follows:

	Year Ended
	December 31, 2005		December 25, 2004
	High	Low	High	Low
First Quarter	$62.00	$46.94	$59.47	$39.72
Second Quarter	$46.32	$39.50	$44.45	$28.36
Third Quarter	$67.34	$41.07	$41.32	$31.51
Fourth Quarter	$70.41	$54.64	$61.74	$39.32

The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2004 which was paid on December 15, 2004. The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2005 which was paid on December 15, 2005.

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on April 30, 2006. Through December 31, 2005, the Company had repurchased 738,000 shares, however no shares were repurchased in the fiscal quarter ended December 31, 2005. 2,262,000 shares are remaining under the authorized share repurchase program as of December 31, 2005.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2005 and December 25, 2004 and the selected consolidated statement of income data for the years ended December 31, 2005, December 25, 2004, and December 27, 2003 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 27, 2003, December 28, 2002 and December 29, 2001, and the selected consolidated statement of income data for the years ended December 28, 2002 and December 29, 2001 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002	Dec. 29, 2001
	(in thousands, except per share data)
ConsolidatedStatements of Income Data:
Net sales	$1,027,773	$762,549	$572,989	$465,144	$369,119
Cost of goods sold	492,703	351,310	242,448	210,088	170,960
Gross profit	535,070	411,239	330,541	255,056	198,159

Operating expenses:
Selling, general and
administrative	122,021	78,991	59,835	45,453	38,709
Research and development	74,879	61,580	43,706	32,163	28,164
Total operating expenses	196,900	140,571	103,541	77,616	66,873

Operating income	338,170	270,668	227,000	177,440	131,286
Other income/(expense), net (2), (3)	34,430	(15,457)	(1,057)	5,294	20,749
Income before income taxes	372,600	255,211	225,943	182,734	152,035

Income tax provision	61,381	49,511	47,309	39,937	38,587
Net income	$311,219	$205,700	$178,634	$142,797	$113,448

Net income per share:
Basic	$2.88	$1.90	$1.65	$1.32	$1.05
Diluted	$2.85	$1.89	$1.64	$1.32	$1.05
Weighted average common
shares outstanding:
Basic	108,147	108,161	108,011	107,774	108,097
Diluted	109,118	109,030	108,902	108,201	108,447

Cash dividends per share (4)	$0.50	$0.50	$0.50	$0.00	$0.00

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$334,352	$249,909	$274,329	$216,768	$192,842
Marketable securities	376,723	322,215	221,447	245,708	131,584
Total assets	1,362,235	1,117,391	856,945	705,888	538,984
Total debt (5)	0	0	0	20,000	32,188
Total stockholders' equity	1,157,264	935,857	749,690	602,499	453,969

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.

(2)	Other income/(expense), net mainly consists of interest income, interest expense and foreign currency gain (loss).

(3)
Includes $15.3 million for foreign currency gains in 2005, $24.8 million for foreign currency losses in 2004, $6.7 million for foreign currency losses in 2003, and $0.0 million and $11.6 million of foreign currency gains in 2002 and 2001 respectively.

(4)	A cash dividend of $0.50 per share was paid on December 15, 2005 to shareholders of record on December 1, 2005.

A cash dividend of $0.50 per share was paid on December 15, 2004 to shareholders of record on December 1, 2004.

A cash dividend of $0.50 per share was paid on December 15, 2003 to shareholders of record on December 1, 2003.

There were no cash dividends paid during 2002 or 2001.

(5)	Total debt consists of notes payable and long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the report of independent auditors thereon), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed above in Item 1A.

As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contain statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed above in Item 1A. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We do not undertake to update any forward-looking statements in this Form 10-K.

The Company’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2005 contained 53 weeks compared to 52 weeks for fiscal years 2004, 2003, 2002 and 2001. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 29% since 2001 and our net income has increased at a compounded annual growth rate of 29% since 2001. The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of UPS Aviation Technologies in 2003, and this acquisition had no significant impact on net income for that year.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the New Taiwan Dollar. Less than 25 percent of transactions of our European operations are now denominated in British Pounds Sterling or the Euro. We experienced $15.3 million, $(24.8) million, $(6.7) million, $0.0 million, and $11.6 million in foreign currency gains (losses) during fiscal years 2005, 2004, 2003, 2002, and 2001, respectively. To date, we have not entered into hedging transactions with the European Dollar, the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Based Compensation

The Company distributes stock options or stock appreciation rights (“SAR’s”) each year as part of the Company’s compensation package for employees. Employees with certain levels of responsibility within the Company are eligible for stock option or SAR grants, but the granting of options is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation. Stock compensation plans are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements.

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

Gross Profit

Raw material costs are our most significant cost item. In 2005 we experienced a shift in product mix to lower-margin product groups and price declines related to increased competition, both in relation to the rapidly growing automotive navigation product line. We experienced shortages in certain high technology components in early 2004 as well as upward pricing pressure on components in the first half of 2004, much of which was alleviated by the end of the fiscal year. We experienced upward pricing pressures on our high technology components in late 2003, but offset much of those with efficiencies in our manufacturing processes.

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

With the expected increase of total revenues in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to focus on individual markets and build increased brand awareness in the consumer marketplace, especially as we continue to develop new markets and expand opportunities in rapidly growing markets like the portable automobile navigation, which is becoming a mass market. We also intend to increase our customer call center support as our consumer segment continues to grow. We also anticipate increased selling, general, and administrative costs associated with information technology staffing and support activities.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components used in product and prototype development, and costs of test equipment needed during product development. Approximately 87% of the research and development of our products is performed in the United States. The remainder of our research and development activities are performed by our Taiwan engineering group, which has increased in size in recent years.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget in absolute terms.

Customers

No customer accounted for 10% or more of our sales in the year ended December 31, 2005. Our top ten customers have contributed between 25% and 30% of net sales since 2001. We have experienced average sales days in our customer accounts receivable between 35 and 61 days since 2001. The average sales days in our customer accounts receivable was 61 days as of December 31, 2005. We have experienced an increase in the level of customer accounts receivable days due to changes in product mix and longer payment terms, and anticipate maintaining approximately the current level of accounts receivable days going forward.

Income Taxes

We have experienced a relatively low effective tax rate in Taiwan due to lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments, and other Taiwan tax credits due to expected repatriation of 2005 earnings. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 16.5 percent during 2005. We have taken advantage of this tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2010. The current Taiwan tax incentives for which Garmin has received approval will end in 2010. We plan on applying for additional incentives for years beyond 2010 based on capital investments we expect to make in the future. However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply. Management believes that the effective tax rate for fiscal 2006 will be slightly lower than fiscal 2005. The actual effective tax rate will be dependent upon the production volume, additional capital investments made during fiscal 2005, and composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 27,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.9%	46.1%	42.3%
Gross profit	52.1%	53.9%	57.7%
Operating expenses:
Selling, general and administrative	11.9%	10.4%	10.4%
Research and development	7.3%	8.0%	7.6%
Total operating expenses	19.2%	18.4%	18.0%
Operating income	32.9%	35.5%	39.7%
Other income / (expense) , net	3.3%	(2.0%)	(0.2%)
Income before income taxes	36.2%	33.5%	39.5%
Provision for income taxes	6.0%	6.5%	8.3%
Net income	30.2%	27.0%	31.2%

The following table sets forth our results of operations for each of our two segments through income before taxes during the period shown. For each line item in the table the total of the consumer and aviation segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Fiscal Years Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	Consumer	Aviation	Consumer	Aviation	Consumer	Aviation

Net sales	$798,615	$229,158	$591,023	$171,526	$452,437	$120,552
Cost of goods sold	415,235	77,468	286,806	64,504	199,284	43,164

Gross profit	383,380	151,690	304,217	107,022	253,153	77,388
Operating expenses:
Selling, general and administrative	100,182	21,839	60,942	18,049	47,113	12,722
Research and development	40,476	34,403	31,684	29,896	22,195	21,511

Total operating expenses	140,658	56,242	92,626	47,945	69,308	34,233

Operating income	242,722	95,448	211,591	59,077	183,845	43,155
Other income / (expense), net	30,374	4,056	(15,265)	(192)	(1,144)	87

Income before income taxes	$273,096	$99,504	$196,326	$58,885	$182,701	$43,242

Comparison of Fiscal Years Ended December 31, 2005 and December 25, 2004

Net Sales

	53-weeks ended December 31, 2005		52-weeks ended December 25, 2004		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Consumer	$798,615	77.7%	$591,023	77.5%	$207,592	35.1%
Aviation	229,158	22.3%	171,526	22.5%	57,632	33.6%
Total	$1,027,773	100.0%	$762,549	100.0%	$265,224	34.8%

The increase in total net sales during fiscal 2005 was primarily due to the introduction of 55 new products and overall demand for our consumer and aviation products. Total consumer and aviation units sold increased 31% to 3,028,000 in 2005 from 2,306,000 in 2004. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

The Company’s revenues are normally seasonal, with the fiscal second and fourth quarter revenues meaningfully higher than the first and third fiscal quarters. In 2005 revenues followed this typical seasonal pattern, with increases each quarter over the prior year’s quarter due to the impact of new product releases across all product lines. The revenue increase in second quarter was primarily attributable to initial sell-in of popular new portable automobile navigation products, the onset of the marine selling season, and Father’s Day purchases. The revenue increase in the fourth quarter was primarily attributable to new product releases and sales associated with the traditional holiday selling season. Revenues can also be impacted in any given quarter by the timing of new product introductions.

The increase in net sales to consumers was primarily due to the introduction of 40 new consumer products and overall demand for our consumer products as total units sold were up 31%. It is management’s belief that the continued demand for the Company’s consumer products is due to the expansion of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS, particularly as those capabilities pertain to automobile navigation.

The increase in aviation sales for fiscal 2005 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets. Sales of the G1000 integrated glass cockpit was the primary reason for increased OEM sales in 2005. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

	53-weeks ended December 31, 2005		52-weeks ended December 25, 2004		Period over Period
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Consumer	$383,380	48.0%	$304,217	51.5%	$79,163	26.0%
Aviation	151,690	66.2%	107,022	62.4%	44,668	41.7%
Total	$535,070	52.1%	$411,239	53.9%	$123,831	30.1%

The increase in gross profit dollars was primarily attributable to the introduction of 40 new consumer products and overall demand for our consumer and aviation products. The reduction in gross margin percentage was primarily due to reduced prices on older consumer products in advance of new product releases, a change in product mix towards certain lower gross margin consumer product lines such as the automotive product line, and reduced prices on certain consumer products due to increased competition. Management believes that the trend to lower consumer gross margin percentages will continue in the future as net sales of automotive products increase at a faster rate than the rest of the consumer segment.

The increase in aviation gross margin was primarily due to a shift in product mix within our OEM and retrofit products as the G1000 product line began a second year of selling into new aircraft and program costs were no longer a significant cost in this business segment.

Selling, General and Administrative Expenses

	53-weeks ended December 31, 2005		52-weeks ended December 25, 2004		Period over Period
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Consumer	$100,182	12.5%	$60,942	10.3%	$39,240	64.4%
Aviation	$21,839	9.5%	18,049	10.5%	3,790	21.0%
Total	$122,021	11.9%	$78,991	10.4%	$43,030	54.5%

The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of over 400 non-engineering employees), significantly increased advertising costs (up 101%) associated primarily with consumer products, increased information technology staffing and support costs, increased staffing in our sales and marketing group to increase focus on specific target markets, and additional staffing in our customer call center. Management expects that in spite of strong demand for our products, selling, general and administrative expenses will remain relatively flat as a percentage of sales during fiscal 2006 due to increased advertising and marketing activities intended to build awareness of the Garmin brand and demand for Garmin product worldwide.

Research and Development Expenses

	53-weeks ended December 31, 2005		52-weeks ended December 25, 2004		Period over Period
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Consumer	$40,476	5.1%	$31,684	5.4%	$8,792	27.8%
Aviation	34,403	15.0%	29,896	17.4%	$4,507	15.1%
Total	$74,879	7.3%	$61,580	8.0%	$13,299	21.6%

The increase in research and development expense was primarily attributable to the addition of 142 associates to our research and development team during fiscal 2005. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 25% - 30% during fiscal 2006 on an absolute dollar basis due to the anticipated introduction of approximately 50 new products for fiscal 2006. Management expects to continue to invest in the research and development of new products and technology in order to maintain the Company’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	53-weeks ended	52-weeks ended
	December 31, 2005	December 25, 2004
Interest Income	$19,586	$9,419
Interest Expense	(48)	(38)
Foreign Currency Exchange	15,265	(24,819)
Other	(373)	(19)
Total	$34,430	($15,457)

Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) was significantly higher in fiscal 2005 relative to fiscal 2004, with the majority of this difference caused by increased interest income and foreign currency gains in 2005. Interest income for fiscal 2005 increased due to higher interest rates and larger cash and marketable securities balances during the year, increasing the returns on the Company’s cash and cash equivalents.

During fiscal 2005, the Company experienced foreign currency exchange gains of $15.3 million, as the U.S. Dollar strengthened versus the New Taiwan Dollar ($32.84 NTD/USD) relative to the end of fiscal 2004 (32.19 NTD/USD). During fiscal 2004, the Company experienced foreign currency exchange losses of $24.8 million, as the U.S. Dollar weakened versus the New Taiwan Dollar (32.19 NTD/USD) relative to the end of fiscal 2003 (34.05 NTD/USD).

Income Tax Provision

Income tax expense increased by $11.9 million, to $61.4 million, for fiscal year 2005 from $49.5 million for fiscal year 2004 due to our higher taxable income. The effective tax rate was 16.5% for fiscal 2005 versus 19.4% for fiscal 2004. The decrease in tax rate is due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, tax credits resulting from our decision to repatriate certain of our Taiwan earnings to our parent company, and the increased contribution to our income from lower tax jurisdictions during 2005 relative to 2004. This lower effective tax rate resulted in a decrease in the ratio of income tax as a percentage of revenue of approximately 0.5% from fiscal 2004 to fiscal 2005.

Net Income

As a result of the various factors noted above, net income increased 51% to $311.2 million for fiscal year 2005 compared to $205.7 million for fiscal year 2004.

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

The increase in net sales to consumers was primarily due to the introduction of 35 new consumer products and overall demand for our consumer products as total units sold were up 12%. It is management’s belief that the continued demand for the Company’s consumer products was due to the emergence of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS.

The increase in aviation sales for fiscal 2004 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets and sales from Garmin AT, Inc., which was acquired during the third quarter of 2003.

Gross Profit

	2004		2003		Year over Year
	Gross	% of	Gross	% of
	Profit	Net Sales	Profit	Net Sales	$ change	% change
Consumer	$304,217	51.5%	$253,153	56.0%	$51,064	20.2%
Aviation	107,022	62.4%	77,388	64.2%	29,634	38.3%
Total	$411,239	53.9%	$330,541	57.7%	$80,698	24.4%

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

Research and Development Expenses

	2004		2003		Year over Year
	Research	% of	Research	% of
	& Development	Net Sales	& Development	Net Sales	$ change	% change
Consumer	$31,684	5.4%	$22,195	4.9%	$9,489	42.8%
Aviation	29,896	17.4%	21,511	17.8%	8,385	39.0%
Total	$61,580	8.0%	$43,706	7.6%	$17,874	40.9%

The increase in research and development expense was primarily attributable to the addition of 52 associates to our research and development team during fiscal 2004 and the Garmin AT engineering team contributing for the full fiscal year.

Other Income (Expense)

	2004	2003
Interest Income	$9,419	$7,473
Interest Expense	(38)	(534)
Foreign Currency Exchange	(24,819)	(6,699)
Other	(19)	(1,297)
Total	$(15,457)	$(1,057)

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

Liquidity and Capital Resources

Net cash generated by operations was $247.0 million, $208.9 million, and $173.5 million for fiscal years 2005, 2004, and 2003, respectively. We operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand. We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We significantly increased our finished goods inventories in 2005 in anticipation of new product releases in the first half of 2006. In addition, we prefer to have sufficient finished goods on hand to meet anticipated demand for our products. Raw materials and finished goods inventory levels also continued to grow as a function of our growing sales. We anticipate days of inventory to stabilize at current levels in 2006 although absolute dollars of inventory will continue to rise, reflecting the growth of our businesses.

Capital expenditures in 2005 totaled $27.1 million, a decrease of $51.0 million from fiscal 2004. This amount in 2005 reflects ordinary capital expenditures for fiscal 2005. During fiscal 2004, our capital expenditures totaled $78.1 million. The expenditures in fiscal 2004 were primarily related to the completion of expansion of our Olathe, Kansas facility ($47 million) and normal ongoing capital expenditures ($31 million).

We have budgeted approximately $50 million of capital expenditures during fiscal 2006 to include the purchase and renovation of an additional manufacturing facility in Chung-Li, Taiwan, normal ongoing capital expenditures, and purchases of production machinery and equipment to expand capacity in the Shijr, Taiwan facility.

In addition to capital expenditures, in 2005 cash flow used in investing related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $3.6 million of intangible assets. The Company’s average return on its investments during fiscal 2005 was approximately 3.1%. In addition to capital expenditures, in 2004 cash flow used in investing related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $1.8 million of intangible assets. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average return on its investments during fiscal year 2004 was approximately 1.7%.

Cash flow related to financing activities resulted in a net use of cash in 2005 of $70.9 million. During 2005, the Company repurchased 638,000 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on April 21, 2004 and expires on April 30, 2006. Sources and uses in financing activities during 2005 related primarily to uses for the payment of a dividend ($54.0 million) and stock repurchase ($26.7 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options and the employee stock purchase plan ($9.7 million). Cash flow related to financing activities resulted in a net use of cash in 2004 of $51.1 million. During 2004, the Company repurchased 100,000 shares of its common shares under the 3,000,000-share stock repurchase program. Sources and uses in financing activities during 2004 related primarily to uses for the payment of a dividend ($54.1 million) and stock repurchase ($3.1 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options and the employee stock purchase plan ($6.1 million). Cash flow used in financing activities during 2003 related primarily to the payment of a dividend ($54.0 million), and reduction of our debt ($20.0 million). The Company retired approximately $20.0 million of long-term debt during fiscal 2003, which represented the remainder of an outstanding issue of industrial revenue bonds. The employee stock option exercises and employee stock purchase plan purchases generated a $4.3 million source of cash in 2003.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures and working capital requirements.

Cash dividends paid to shareholders were $54.0 million, $54.1 million, and $54.0 million during fiscal years 2005, 2004, and 2003, respectively.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2008.

Contractual Obligations and Commercial Commitments

Future payments due from the Company, as of December 31, 2005, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$5,111	$474	$996	$821	$2,820
Purchase Obligations	$158,874	$158,874	$0	$0	$0
Total	$163,985	$159,348	$996	$821	$2,820

Operating leases describes a lease obligation associated with the Garmin Europe facility in the United Kingdom and a lease obligation associated with Garmin AT. Purchase obligations are the aggregate of those purchase orders that were outstanding on December 31, 2005; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

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

The principal currency involved is the New Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities in U.S. dollars. As discussed above, the New Taiwan dollar/U.S. dollar exchange rate can be volatile. The exchange rate increased 2.0% during 2005 and resulted in a foreign currency gain of $15.3 million. The exchange rate decreased 5.5% during 2004 and resulted in a foreign currency loss of $24.8 million. The exchange rate decreased 3.0% during 2003 and resulted in a foreign currency loss of $6.7 million. A 10% positive or negative change in the US dollar exchange rate versus the New Taiwan Dollar would have resulted in a foreign currency gain of $76.5 million (positive 10% change) or a foreign currency loss of $76.5 million (negative 10% change) during 2005. The majority of our worldwide sales are transacted in U.S. Dollars. Therefore, the impact on sales related to foreign currency movements is minimal.

Interest Rate Risk

We have no outstanding long-term debt, and therefore no debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 31, 2005, unrealized losses on those securities were $3.3 million.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003

Report of Ernst & Young, LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 31, 2005 and December 25, 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Garmin Ltd. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 1, 2006

Garmin Ltd. And Subsidiaries Consolidated Balance Sheets (In thousands, except share information)

	December 31,	December 25,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$334,352	$249,909
Marketable securities ( Note 3)	32,050	64,367
Accounts receivable, less allowance for doubtful accounts of
$4,226 in 2005 and $3,565 in 2004	170,997	110,119
Inventories, net	199,841	154,980
Deferred income taxes (Note 6)	29,615	38,527
Prepaid expenses and other current assets	34,312	19,069
Total current assets	801,167	636,971

Property and equipment, net (Note 4)
Land and improvements	31,075	30,931
Building and improvements	106,470	101,031
Office furniture and equipment	33,863	31,648
Manufacturing equipment	37,747	30,077
Engineering equipment	28,859	20,917
Vehicles	8,494	8,427
	246,508	223,031
Accumulated depreciation	67,335	51,401
	179,173	171,630

Restricted cash (Note 4)	1,356	1,457
Marketable securities (Note 3)	344,673	257,848
License agreements, net	6,517	22,525
Other intangible assets	29,349	26,960
Total assets	$1,362,235	$1,117,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,516	$53,673
Salaries and benefits payable	13,005	7,183
Accrued warranty costs	18,817	15,518
Accrued sales program costs	9,038	9,544
Other accrued expenses	14,955	19,416
Income taxes payable	63,154	70,933
Total current liabilities	195,485	176,267

Deferred income taxes (Note 6)	9,486	5,267

Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized
(Notes 10 and 11):
Issued and outstanding shares - 108,067,000 in 2005, and
108,327,000 in 2004	1,081	1,084
Additional paid-in capital	96,242	108,949
Retained earnings (Note 2)	1,072,454	815,209
Accumulated other comprehensive gain/(loss)	(12,513)	10,615
Total stockholders' equity	1,157,264	935,857
Total liabilities and stockholders' equity	$1,362,235	$1,117,391

See accompanying notes.

Garmin Ltd. And Subsidiaries Consolidated Statements of Income (In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003

Net sales	$1,027,773	$762,549	$572,989
Cost of goods sold	492,703	351,310	242,448
Gross profit	535,070	411,239	330,541

Selling, general and administrative expenses	122,021	78,991	59,835
Research and development expense	74,879	61,580	43,706
	196,900	140,571	103,541
Operating income	338,170	270,668	227,000

Other income (expense):
Interest income	19,586	9,419	7,473
Interest expense	(48)	(38)	(534)
Foreign currency	15,265	(24,819)	(6,699)
Other	(373)	(19)	(1,297)
	34,430	(15,457)	(1,057)
Income before income taxes	372,600	255,211	225,943

Income tax provision (benefit):
Current	52,548	57,462	51,514
Deferred	8,833	(7,951)	(4,205)
	61,381	49,511	47,309
Net income	$311,219	$205,700	$178,634

Basic net income per share (Note 10)	$2.88	$1.90	$1.65
Diluted net income per share (Note 10)	$2.85	$1.89	$1.64

See accompanying notes.

Garmin Ltd. And Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands, Except Share and Per Share Information)

					Accumulated
			Additional		Other
Common Stock			Paid-In	Retained	Comprehensive
Shares		Dollars	Capital	Earnings	Gain/(Loss)	Total
Balance at December 28, 2002	107,919	$1,080	$129,431	$507,884	($35,896)	$602,499
Net income	—	—	—	178,634		178,634
Translation adjustment	—	—	—	—	15,006	15,006
Adjustment related to effective
portion of cash flow hedges less
reclassification adjustment, net of
income tax effects of $408	—	—	—	—	638	638
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $357	—	—	—	—	1,234	1,234
Comprehensive income						195,512
Dividends paid	—	—	(31,126)	(22,914)	—	(54,040)
Tax benefit from exercise of employee
stock options	—	—	1,458	—	—	1,458
Issuance of common stock from
exercise of stock options	176	2	2,454	—	—	2,456
Issuance of common stock through
stock purchase plan	71	—	1,805	—	—	1,805
Balance at December 27, 2003	108,166	1,082	104,022	663,604	(19,018)	749,690
Net income	—	—	—	205,700		205,700
Translation adjustment	—	—	—	—	33,040	33,040
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $1,260	—	—	—	—	(3,407)	(3,407)
Comprehensive income						235,333
Dividends paid	—	—	—	(54,095)	—	(54,095)
Tax benefit from exercise of employee
stock options	—	—	1,980	—	—	1,980
Issuance of common stock from
exercise of stock options	202	2	3,438	—	—	3,440
Purchase and retirement of
common stock	(100)	(1)	(3,181)	—	—	(3,182)
Issuance of common stock through
stock purchase plan	59	1	2,690	—	—	2,691
Balance at December 25, 2004	108,327	1,084	108,949	815,209	10,615	935,857
Net income	—	—	—	311,219	—	311,219
Translation adjustment	—	—	—	—	(20,768)	(20,768)
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $533,000	—	—	—	—	(2,360)	(2,360)
Comprehensive income						288,091
Dividends paid	—	—	—	(53,974)	—	(53,974)
Tax benefit from exercise of employee
stock options	—	—	3,328	—	—	3,328
Issuance of common stock from
exercise of stock options	322	3	6,863	—	—	6,866
Stock appreciation rights	—		925			925
Purchase and retirement of
common stock	(638)	(7)	(26,646)	—	—	(26,653)
Issuance of common stock through
stock purchase plan	56	1	2,823	—	—	2,824
Balance at December 31, 2005	108,067	$1,081	$96,242	$1,072,454	($12,513)	$1,157,264

See accompanying notes.

Garmin Ltd. And Subsidiaries Consolidated Statements of Cash Flows (In Thousands)

		Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Operating Activities:
Net income	$311,219	$205,700	$178,634
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	18,693	13,069	10,216
Amortization	24,903	21,530	9,888
Gain on sale of property and equipment	37	191	61
Provision for doubtful accounts	445	187	600
Provision for obsolete and slow-moving inventories	14,755	7,158	6,574
Foreign currency transaction gains/losses	(13,957)	19,736	10,015
Deferred income taxes	8,833	(7,951)	(4,205)
Stock appreciation rights	925
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(61,607)	(27,086)	(21,982)
Inventories	(61,262)	(61,534)	(36,102)
Prepaid expenses and other current assets	(16,021)	(3,190)	(1,590)
Purchase of licenses	(4,192)	(32,796)	(1,724)
Other assets	—	—	100
Accounts payable	24,127	10,638	6,324
Accrued expenses	4,283	26,424	735
Income taxes payable	(4,176)	36,860	15,912
Net cash provided by operating activities	247,005	208,936	173,456

Investing activities:
Purchases of property and equipment	(27,130)	(78,145)	(32,770)
Proceeds from sale of property and equipment	—	25	14
Purchase of marketable securities	(59,106)	(104,559)	—
Sales of marketable securities	—	—	22,870
Purchase of MotionBased Technologies / UPS Aviation Technologies, Inc.	(1,483)	—	(38,177)
Change in restricted cash	98	153	—
Other	(3,560)	(1,791)	(645)
Net cash used in investing activities	(91,181)	(184,317)	(48,708)

Financing activities:
Dividends	(53,974)	(54,095)	(54,040)
Proceeds from issuance of common stock through
stock purchase plan	2,824	2,691	1,805
Proceeds from issuance of common stock from
exercise of stock options	6,866	3,440	2,456
Principal payments on long-term debt	—	—	(20,000)
Purchase of common stock	(26,653)	(3,182)	—
Net cash used in financing activities	(70,937)	(51,146)	(69,779)

Effect of exchange rate changes on cash and cash equivalents	(444)	2,107	2,592

Net increase/(decrease) in cash and cash equivalents	84,443	(24,420)	57,561
Cash and cash equivalents at beginning of year	249,909	274,329	216,768
Cash and cash equivalents at end of year	$334,352	$249,909	$274,329

See accompanying notes.

Garmin Ltd. And Subsidiaries Consolidated Statements of Cash Flows (continued) (In Thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$59,765	$27,467	$38,266

Cash received during the year from income tax refunds	$115	$1,015	$512

Cash paid during the year for interest	$48	$38	$534

Supplemental disclosure of non-cash investing and
financing activities
Change in liability recognized in accrued expenses
related to cash flow hedges and charged to
accumulated other comprehensive loss	$0	$0	($1,046)

Change in marketable securities related to unrealized
appreciation (depreciation)	($2,893)	($4,667)	$1,591

Fair value of assets acquired (MotionBased Technologies/
UPS Aviation Technologies)	$1,490	—	$41,558
Liabilities assumed	(4)	—	(3,320)
Less: cash acquired	(3)	—	(61)
Net cash paid	$1,483	—	$38,177

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 31, 2005 and December 25, 2004

1. Organization

On July 24, 2000, the stockholders of Garmin Corporation (GARMIN) incorporated Garmin Ltd. (the Company) under the laws of the Cayman Islands. Subsequently, the stockholders of GARMIN executed a Shareholder’s Agreement to exchange with Garmin Ltd. their investments in 88,988,394 shares of common stock of GARMIN for 100,000,000 shares of common stock of Garmin Ltd., which closed on September 22, 2000. This exchange was accounted for at historical cost similar to that in pooling-of-interests accounting. Until April 15, 2002, one share of GARMIN stock was held by each of six shareholders as nominees under nominee trusts in order to comply with Article 2 of the Company Law of Taiwan which required that, as a “company limited by stock,” GARMIN have at least seven shareholders, and 4,000 shares of GARMIN were held by two shareholders who did not convert their GARMIN shares to common shares of the Company. These 4,006 shares represented approximately 0.004% of the outstanding shares of GARMIN. Taiwan company law was subsequently changed to remove the requirement that a Taiwan company have a minimum of seven shareholders and to permit single shareholder companies. As of April 15, 2002, the Company acquired the 4,000 shares of GARMIN that were held by the two shareholders and the six nominee shareholders each transferred their own share of GARMIN stock to the Company. As a result, the Company now owns all of the outstanding shares of GARMIN. Garmin Ltd. completed an initial public offering of its common stock in December 2000.

History of Business

Garmin Ltd. and subsidiaries (together, the “Company”) manufacture, market, and distribute Global Positioning System-enabled products and other related products. GARMIN was incorporated in Taiwan, Republic of China on January 16, 1990. GARMIN, wholly-owned by Garmin Ltd., is primarily responsible for the manufacturing and distribution of the Company’s products to Garmin International, Inc. (GII), a wholly-owned subsidiary of GARMIN, and Garmin (Europe) Limited (GEL), a wholly-owned subsidiary of Garmin Ltd., and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East was incorporated in the United States in April 1990. GII is primarily responsible for sales and marketing of the Company’s products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company’s aviation segment. During June 1992, GII formed GEL as a United Kingdom subsidiary to sell its products principally within the European market. During 2000, GII sold its interest in GEL to Garmin Ltd. Also during 2000, Garmin Realty LLC was formed by GII to hold certain real estate. In December 2001, GII formed Garmin USA as a sales organization. During August 2003, GII acquired all the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash and renamed the company Garmin AT, Inc. (GAT). See Note 14. In January 2005, Garmin Ltd. formed Garmin N.V., a wholly owned Netherlands Antilles N.V. In February 2005, Garmin N.V. formed Garmin B.V., a wholly owned Netherlands B.V. In August 2005, Garmin Ltd. sold its shares in its Taiwan subsidiary, Garmin Corporation to Garmin N.V. in exchange for debt.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2004 and 2003 included 52 weeks while fiscal 2005 includes 53 weeks.

Foreign Currency Translation

GARMIN utilizes the New Taiwan Dollar as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GARMIN for all periods presented have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of ($8,693) and $12,075 as of December 31, 2005 and December 25, 2004, respectively, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to an exchange gain of $15,265, and exchange losses of $24,819 and $6,699, for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. The gain in fiscal 2005 was the result of strengthening of the United States dollar in the latter half of the year. The losses in fiscal 2004 and 2003 were due to weakening of the United States dollar compared to the New Taiwan Dollar throughout the year. These gains and losses are included in other income in the accompanying consolidated statements of income.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GARMIN and the FIFO method by GII, GAT and GEL. Inventories consisted of the following:

	December 31,	December 25,
	2005	2004
Raw materials	$65,348	$69,036
Work-in-process	27,845	29,959
Finished goods	121,404	67,274
Inventory reserves	(14,756)	(11,289)
	$199,841	$154,980

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39 years
Office furniture and equipment	5 years
Manufacturing and engineering equipment	5 years
Vehicles	5 years

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Dividends

On July 20, 2005 the Board of Directors declared a dividend of $0.50 per share to be paid on December 15, 2005 to shareholders of record on December 1, 2005. The Company paid out a dividend in the amount of $53,974. The dividend has been reported as a reduction of retained earnings.

On July 23, 2004 the Board of Directors declared a dividend of $0.50 per share to be paid on December 15, 2004 to shareholders of record on December 1, 2004. The Company paid out a dividend in the amount of $54,095. The dividend has been reported as a reduction of retained earnings.

Approximately $106,979 and $90,554 of GARMIN’s retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 31, 2005 and December 25, 2004, respectively.

Intangible Assets

At December 31, 2005 and December 25, 2004, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $93,472 and $85,909, respectively. The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $13,701 at December 31, 2005 and $12,218 at December 25, 2004.

Identifiable, finite lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $61,290 and $38,642 at December 31, 2005 and December 25, 2004 respectively. Amortization expense was $22,648, $20,832, and $6,886, for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. In the next five years, the amortization expense is estimated to be $17,359, $2,663, $1,720, $1,456, and $1,383, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 31, 2005. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain. During 2005, unrealized losses of $2,360 were reported in other comprehensive gain, net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued by Garmin Corporation (GC) for the unremitted earnings of GII totaling approximately $210,216 and $167,567 at December 31, 2005 and December 25, 2004, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely. At December 25, 2004, income taxes had also not been accrued by the Company for the unremitted earnings of GC or GEL because such earnings were also intended to be reinvested in these subsidiaries indefinitely, at that time.

The Company’s income tax liability balance includes tax contingencies that are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These exposures result from the varying applications of statutes, rules, regulations, and interpretations. The Company’s tax contingencies are established based on judgments about potential actions by taxing jurisdictions and relate to transfer pricing positions we have taken in a variety of the countries in which we operate, certain tax credits, and various foreign and state tax matters. The ultimate resolution of these matters may be materially greater or less than the amount we have accrued and could have a material effect on our effective tax rate in the period when such matter is resolved.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to approximately $59,309, $29,577, and $22,071 for the years ended December, 31, 2005, December 25, 2004, and December 27, 2003, respectively.

Research and Development

Substantially all research and development is performed by GII in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $74,879, $61,580, and $43,706 for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively.

Customer Service and Technical Support

Customer service and free technical support costs are included on the sales and marketing expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. We accrue the estimated cost of providing this free support upon product shipment.

Software Development Costs

Statement of Financial Accounting Standards (SFAS) 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Our capitalized software development costs are not significant. SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

Accounting for Stock-Based Compensation

At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 31,	December 25,	December 27,
	2005	2004	2003
Net income as reported	$311,219	$205,700	$178,634
Add: Total stock-based employee compensation
expense recorded during the year	925	0	0
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method for all awards, net of tax effects	(7,239)	(5,460)	(3,046)
Pro forma net income	$304,905	$200,240	$175,588
Pro forma net income per share:
Basic	$2.82	$1.85	$1.63
Diluted	$2.79	$1.84	$1.61

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted for fiscal years beginning October 1, 2005 or later. Early adoptions will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to effective date of SFAS No. 123(R) that remain unvested as of the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, during the fiscal year ended December 31, 2005, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method. The impact of adoption of SFAS No. 123(R) will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. The adoption of SFAS No. 123(R)’s fair value method is not expected to have a significant impact on our results of operations or on our overall financial position.

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” amends the existing standard that provides guidance on accounting for inventory costs and specifically clarifies that abnormal amounts of costs should be recognized as period costs. This statement is effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

3. Marketable Securities

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 31, 2005:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/Losses	Carrying Amount)
Mortgage-backed securities	$278,932	($4,611)	$274,321
Obligations of states and political
subdivisions	33,425	(456)	32,969
U.S. corporate bonds	45,718	(731)	44,987
Other	23,450	996	24,446
Total	$381,525	($4,802)	$376,723

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 25, 2004:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/Losses	Carrying Amount)
Mortgage-backed securities	$194,422	($1,237)	$193,185
Obligations of states and political
subdivisions	58,764	(409)	58,355
U.S. corporate bonds	41,861	(260)	41,601
Other	29,077	(3)	29,074
Total	$324,124	($1,909)	$322,215

The amortized cost and estimated fair value of marketable securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less (2006)	$37,629	$38,571
Due after one year through five years (2007-2011)	203,572	199,996
Due after five years through ten years (2012-2016)	117,878	116,169
Due after ten years (2017 and thereafter)	22,446	21,987
	$381,525	$376,723

The Company invests in auction rate securities which effectively mature every 28 days. Upon maturity, the proceeds are reinvested in the same security.

4. Commitments and Contingencies

Rental expense related to office, warehouse space and real estate amounted to $690, $608, and $324 for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively.

Future minimum lease payments are as follows:

Year	Amount
2006	$735
2007	308
2008	339
2009	373
2010	410
Thereafter	2,255

At December 31, 2005, the Company expects future costs of approximately $10,000 for the purchase of an additional manufacturing facility in Chung-Li, Taiwan.

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. These amounted to $1,356 and $1,457 at December 31, 2005 and December 25, 2004, respectively, and are reported as restricted cash.

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

5. Employee Benefit Plans

GII sponsors an employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 31, 2005, December 25, 2004 and December 27, 2003, expense related to these plans of $6,378, $5,183, and $4,197, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

		Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Federal:
Current	$7,738	$10,323	$17,066
Deferred	11,741	1,362	(2,486)
	19,479	11,685	14,580

State:
Current	(656)	3,253	849
Deferred	3,219	(5,258)	(1,379)
	2,563	(2,005)	(530)

Foreign:
Current	45,466	43,886	33,599
Deferred	(6,127)	(4,055)	(340)
	39,339	39,831	33,259
Total	$61,381	$49,511	$47,309

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

		Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Federal income tax expense at
U.S. statutory rate	$130,410	$89,324	$79,080
State income tax expense, net of
federal tax effect	1,666	(1,303)	626
Foreign tax rate differential	(53,712)	(32,516)	(21,038)
Taiwan withholding tax, surtax,
tax incentives and credits	(17,748)	(16,117)	(21,161)
Other, net	765	10,123	9,802
Income tax expense	$61,381	$49,511	$47,309

The Company’s income before income taxes attributable to non-U.S. operations was $307,712, $211,093, and $202,390, for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. The tax incentives and credits received from Taiwan included in the table above reflect $0.65, $0.45, and $0.38 per weighted-average common share outstanding for the years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. The Company currently expects to benefit from the incentives and credits being offered by Taiwan through 2010, at which time these tax benefits expire.

As of December 31, 2005, the Company decided to have its wholly owned subsidiary, GC repatriate its 2005 earnings via a dividend to its parent, Garmin B.V. (GBV) during 2006. GBV will pay the Company the entire amount of dividends it receives from GC in the form of interest expense and principal reduction on its loan to the Company. As a result of these anticipated 2006 transactions, withholding taxes have been accrued at December 31, 2005. Additionally, a reduction of the current tax payable was recorded at December 31, 2005 recognizing the amount of surtax that has been levied on undistributed accumulated earnings of GC since 1998 for which a credit against withholding tax is available.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 25,
	2005	2004
Deferred tax assets:
Product warranty accruals	$5,017	$4,084
Allowance for doubtful accounts	1,361	1,187
Inventory carrying value	4,120	2,792
Sales program allowances	3,798	4,035
Vacation accrual	1,401	1,022
Unrealized intercompany profit in inventory	12,978	16,905
Unrealized investment loss	219	433
Unrealized foreign currency loss	550	3,579
Tax credit carryforwards, net	1,482	2,914
Other	566	1,576
	31,492	38,527
Deferred tax liabilities:
Depreciation	9,019	5,267
Other	2,344	0
	11,363	5,267
Net deferred tax assets	$20,129	$33,260

7. Fair Value of Financial Instruments

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

	December 31, 2005		December 25, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$334,352	$334,352	$249,909	$249,909
Restricted cash	1,356	1,356	1,457	1,457
Marketable securities	376,723	376,723	322,215	322,215

8. Segment Information

The Company operates within its targeted markets through two reportable segments, those being related to products sold into the consumer and aviation markets. Both of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors as well as through OEM’s. However, the nature of products and types of customers for the two segments vary significantly. As such, the segments are managed separately. The Company’s consumer segment includes portable global positioning system (GPS) receivers and accessories for marine, recreation, land, and automotive use sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan. The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 31, 2005
	Consumer	Aviation	Total
Net sales to external customers	$798,615	$229,158	$1,027,773
Allocated interest income	15,219	4,367	19,586
Allocated interest expense	37	11	48
Income before income taxes	273,098	99,502	372,600
Assets:
Accounts receivable	132,871	38,126	170,997
Inventories	155,283	44,558	199,841

	Fiscal Year Ended December 25, 2004
	Consumer	Aviation	Total
Net sales to external customers	$591,023	$171,526	$762,549
Allocated interest income	7,300	2,119	9,419
Allocated interest expense	30	8	38
Income before income taxes	196,326	58,885	255,211
Assets:
Accounts receivable	85,349	24,770	110,119
Inventories	120,119	34,861	154,980

	Fiscal Year Ended December 27, 2003
	Consumer	Aviation	Total
Net sales to external customers	$452,437	$120,552	$572,989
Allocated interest income	5,901	1,572	7,473
Allocated interest expense	422	112	534
Income before income taxes	182,701	43,242	225,943
Assets:
Accounts receivable	65,315	17,403	82,718
Inventories	76,429	20,365	96,794

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 31, 2005, December 25, 2004, and December 27, 2003:

	North
	America	Asia	Europe	Total

December 31, 2005
Net sales to external customers	$661,085	$50,447	$316,241	$1,027,773
Long-lived assets	135,875	42,770	528	179,173
Net assets	377,684	742,843	36,737	1,157,264

December 25, 2004
Net sales to external customers	$532,501	$34,185	$195,863	$762,549
Long-lived assets	133,832	37,341	457	171,630
Net assets	330,350	573,363	31,874	935,587

December 27, 2003
Net sales to external customers	$414,580	$25,183	$133,226	$572,989
Long-lived assets	71,817	32,475	492	104,784
Net assets	284,902	437,152	27,636	749,690

No single customer accounted for 10% or more of the Company’s consolidated net sales in any period. Accounts receivable from one customer were approximately $13.5 million as of December 31, 2005 representing 7.9% of total accounts receivable. As of March 1, 2006, the December 31, 2005 accounts receivable balance of this single customer has been paid in full.

9. Stock Compensation Plans

The various Company stock compensation plans are summarized below:

2005 Equity Incentive Plan

In June, 2005, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 5,000,000 shares of common stock were available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2005 is summarized below. In 2005 the Company granted 836,000 stock appreciation rights.

2000 Equity Incentive Plan

In October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock were available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during 2005, 2004 and 2003 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2005, 2004, and 2003, options to purchase 5,500, 6,621, and 3,648 shares were granted under this plan.

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 31, 2005, December 25, 2004, and December 27, 2003 is provided below:

	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 28, 2002	18.90	1,874
Granted	54.30	581
Exercised	14.91	(176)
Canceled	18.19	(22)
Outstanding at December 27, 2003	28.42	2,257
Granted	39.74	703
Exercised	17.12	(202)
Canceled	32.15	(33)
Outstanding at December 25, 2004	32.12	2,725
Granted	53.01	836
Exercised	21.36	(322)
Canceled	37.01	(62)
Outstanding at December 31, 2005	38.57	3,177

	December 31,	December 25,	December 27,
	2005	2004	2003
Weighted-average fair value of options granted during the year	$18.96	$14.26	$22.01

Stock Options as of December 31, 2005
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$14-$24	796	5.25	722
$25-$34	371	7.04	194
$35-$44	1,037	9.00	120
$45-$54	521	7.98	195
$55-$64	450	9.96	—
$65-$74	2	9.99	—
	3,177	7.80	1,231

The weighted-average remaining contract life for options outstanding at December 31, 2005 is 7.80 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its employee stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest rate of 4.10%, 3.80%, and 4.25% , respectively; dividend yields of 0.98%, 1.3% and 1.0% for 2005, 2004 and 2003, respectively; volatility factor of the expected market price of the Company’s common stock of 0.3224, 0.3577, and 0.3927, respectively; and a weighted-average expected life of the option of six years in 2005, 2004, and 2003, respectively.

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

Employee Stock Purchase Plan

The stockholders also adopted an employee stock purchase plan (ESPP). Up to 1,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2005, 2004, and 2003, 56,399, 58,950, and 70,857 shares were purchased under the plan for a total purchase price of $2,824, $2,691, and $1,805, respectively. At December 31, 2005, approximately 621,000 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$311,219	$205,700	$178,634

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	108,147	108,161	108,011
Effect of dilutive securities -
employee stock-based awards (note 9)	971	869	891
Denominator for diluted net income per share -
adjusted weighted-average common shares	109,118	109,030	108,902

Basic net income per share	$2.88	$1.90	$1.65

Diluted net income per share	$2.85	$1.89	$1.64

Options to purchase 522,000, 555,000 and 565,000 shares of common stock at $54.54 per share were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect was antidilutive.

11. Share Repurchase Program

On April 21, 2004, the Board of Directors authorized the Company to repurchase up to 3,000,000 shares of the Company’s common stock through April 30, 2006. As of December 31, 2005, the Company had repurchased 738,000 shares using cash of $29,835.

12. Shareholder Rights Plan

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

13. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 31, 2005
	Quarter Ending
	March 26	June 25	September 24	December 31

Net sales	$192,651	$264,497	$251,329	$319,296
Gross profit	103,198	139,981	129,452	162,439
Net income	47,400	74,194	102,490	87,135
Basic net income per share	0.44	0.68	0.95	0.81

	Fiscal Year Ended December 25, 2004
	Quarter Ending
	March 27	June 26	September 25	December 25

Net sales	$158,329	$189,655	$193,616	$220,949
Gross profit	80,451	98,320	111,671	120,797
Net income	34,656	56,315	67,128	47,601
Basic net income per share	0.32	0.52	0.62	0.44

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

14. Garmin AT Acquisition

On August 22, 2003, GII acquired all of the outstanding capital stock of UPS Aviation Technologies, Inc. for $38 million in cash. UPS Aviation Technologies, headquartered in Salem, Oregon, designs and manufactures multiple lines of communications, navigation and surveillance products for general aviation and air transport customers.

The purchase price of the UPS Aviation Technologies acquisition was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s estimates and third-party appraisals. The excess purchase price over the fair value of the net assets acquired was allocated to deductible goodwill in the amount of $11.4 million. UPS Aviation Technologies, Inc. was subsequently renamed Garmin AT, Inc. by the Company. The results of Garmin AT, Inc. are included in the financial statements for the periods subsequent to August 22, 2003.

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

15. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 31,	December 25,	December 27,
	2005	2004	2003

Balance - beginning of period	$15,518	$8,399	$5,949
Accrual for products sold during the period	18,037	24,622	14,429
Expenditures	(14,738)	(17,503)	(11,979)
Balance - end of period	$18,817	$15,518	$8,399

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

(b) Management’s Report on Internal Control over Financial Reporting

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Garmin Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Garmin Ltd. and Subsidiaries and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 1, 2006

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of stockholders scheduled for June 9, 2006 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005.

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

Garmin’s Board of Directors has adopted the Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the Chief Executive Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code was filed as Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated by reference herein and listed as Exhibit 14.1 to this Annual Report on Form 10-K. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chief Executive Officer, Chief Financial Officer or Controller, such amendment or waiver will be disclosed in a Form 8-K filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under “The Board of Directors - Compensation of Directors” and under “Executive Compensation Matters” in Garmin’s Proxy Statement (other than the “Compensation Committee Report on Executive Compensation” and the “Stock Performance Graph”) is hereby incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement is hereby incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 31, 2005 about the Garmin Common Shares that may be issued under all of the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders (1)	3,174,696	$38.57	5,215,048
Equity compensation plans not approved by shareholders	—	—	—
Total	3,174,696	$38.57	5,215,048

(1) Consists of the Garmin Ltd. 2005 Equity Incentive Plan, the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. 2000 Non-Employee Directors’ Option Plan and the Garmin Ltd. Employee Stock Purchase Plan.

The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

The information set forth in response to Item 404 of Regulation S-K under the heading “The Board of Directors - Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Company’s Proxy Statement is incorporated herein by reference in response to this Item 13.

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

(3)	Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Memorandum and Articles of Association of Garmin Ltd. (as amended) (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

4.2	Shareholder Rights Agreement (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K filed on October 26, 2001).

4.3	Amendment to Shareholder Rights Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Amendment No.1 to Registration Statement on Form 8-A12G/A filed on November 14, 2005).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

14.1	Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin
Ltd. and Subsidiaries (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on March 10, 2004).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

GARMIN LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULE

Garmin Ltd. Financial Statement Schedule for the years ended December 31, 2005, December 25, 2004, and December 27, 2003

Schedule II - Valuation and qualifying accounts	80

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 27, 2003:
Deducted from asset accounts
Allowance for doubtful accounts	$3,153	$600	—	($177)	$3,576
Inventory reserve	9,424	6,574	—	(4,513)	11,485
Total	$12,577	$7,174	—	($4,690)	$15,061

Year Ended December 25, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	$3,576	$187	—	($198)	$3,565
Inventory reserve	11,485	7,158	—	(7,354)	11,289
Total	$15,061	$7,345	—	($7,552)	$14,854

Year Ended December 31, 2005:
Deducted from asset accounts
Allowance for doubtful accounts	$3,565	$445	—	$216	$4,226
Inventory reserve	11,289	14,755	—	(11,288)	14,756
Total	$14,854	$15,200	—	($11,072)	$18,982

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

Dated: March 7, 2006	By:	/s/ Min H. Kao
Min H. Kao
Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006:

/s/ Min H. Kao	/s/ Gene M. Betts
Min H. Kao	Gene M. Betts
Chairman, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ Donald H. Eller
/s/ Kevin Rauckman	Donald H. Eller
Kevin Rauckman	Director
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer and Treasurer

/s/ Charles W. Peffer	/s/ Thomas A. McDonnell
Charles W. Peffer	Thomas A. McDonnell
Director	Director

/s/ Clifton A. Pemble
Clifton A Pemble
Director

Garmin Ltd.
2005 Form 10-K Annual Report
Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002