Form 10-Q
period 2006-04-01
GARMIN LTD
filed 2006-05-09
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

Number of shares outstanding of the Company's common shares as of May 4, 2006
Common Shares, $.01 par value: 108,389,191

Garmin Ltd.
Form 10-Q
Quarter Ended April 1, 2006

Garmin Ltd.
Form 10-Q
Quarter Ended April 1, 2006

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) April 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$314,623	$334,352
Marketable securities	46,249	32,050
Accounts receivable, net	200,251	170,997
Inventories, net	200,253	199,841
Deferred income taxes	36,723	29,615
Prepaid expenses and other current assets	46,361	34,312

Total current assets	844,460	801,167

Property and equipment, net	188,820	179,173

Marketable securities	402,417	344,673
Restricted cash	1,370	1,356
Licensing agreements, net	5,102	6,517
Other intangible assets, net	29,330	29,349

Total assets	$1,471,499	$1,362,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,809	$76,516
Salaries and benefits payable	10,277	13,005
Accrued warranty costs	20,179	18,817
Other accrued expenses	28,939	23,993
Income taxes payable	68,879	63,154

Total current liabilities	197,083	195,485

Deferred income taxes	9,730	9,486

Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,342,000 as of April 1, 2006 and 108,067,000 as of December 31, 2005	1,084	1,081
Additional paid-in capital	109,781	96,242
Retained earnings	1,159,970	1,072,454
Accumulated other comprehensive loss	(6,149)	(12,513)

Total stockholders' equity	1,264,686	1,157,264
Total liabilities and stockholders' equity	$1,471,499	$1,362,235

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	April 1,	March 26,
	2006	2005

Net sales	$322,311	$192,651

Cost of goods sold	159,521	89,453

Gross profit	162,790	103,198

Selling, general and
administrative expenses	37,764	20,518
Research and development
expense	24,913	16,928
	62,677	37,446

Operating income	100,113	65,752

Other income (expense):
Interest income	7,305	3,901
Interest expense	(8)	(2)
Foreign currency	(7,446)	(11,138)
Other	3,605	297
	3,456	(6,942)

Income before income taxes	103,569	58,810

Income tax provision	16,053	11,409

Net income	$87,516	$47,401

Net income per share:
Basic	$0.81	$0.44
Diluted	$0.80	$0.43

Weighted average common
shares outstanding:
Basic	108,185	108,408
Diluted	109,161	109,421

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	April 1,	March 26,
	2006	2005
Operating Activities:
Net income	$87,516	$47,401
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,050	4,070
Amortization	8,922	5,372
Loss (gain) on sale of property and equipment	172	(140)
Provision for doubtful accounts	500	146
Deferred income taxes	(7,725)	1,596
Foreign currency transaction gains/losses	10,290	15,116
Provision for obsolete and slow moving inventories	4,712	2,346
Stock compensation expense	2,500	–
Realized gains on marketable securities	(3,852)	–
Changes in operating assets and liabilities:
Accounts receivable	(29,753)	8,440
Inventories	(5,124)	(11,943)
Other current assets	(18,141)	(337)
Accounts payable	(7,707)	(14,346)
Other current liabilities	3,580	(10,558)
Income taxes	5,725	(4,316)
Purchase of licenses	(449)	–
Net cash provided by operating activities	56,216	42,847

Investing activities:
Purchases of property and equipment	(14,868)	(11,777)
Purchase of intangible assets	(683)	(177)
Purchase of marketable securities, net	(71,607)	(33,162)
Change in restricted cash	(14)	(22)
Net cash provided by investing activities	(87,172)	(45,138)

Financing activities:
Proceeds from issuance of common stock	6,671	1,104
Tax benefit related to stock option exercise	4,371	–
Net cash provided by financing activities	11,042	1,104

Effect of exchange rate changes on cash and cash equivalents	185	471

Net decrease in cash and cash equivalents	(19,729)	(716)
Cash and cash equivalents at beginning of period	334,352	249,909
Cash and cash equivalents at end of period	$314,623	$249,193

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 1, 2006
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ended December 30, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 1, 2006 and March 26, 2005 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	April 1, 2006	December 31, 2005

Raw materials	$74,215	$65,348
Work-in-process	37,927	27,845
Finished goods	100,618	121,404
Inventory reserves	(12,507)	(14,756)

Inventory, net of reserves	$200,253	$199,841

3.	Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. From inception to expiration, 738,000 shares were repurchased and retired under this plan. There were no shares purchased during the 13-week period ending April 1, 2006.

These amounts were reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	April 1, 2006	March 26, 2005
Numerator:
Numerator for basic and diluted net income
per share - net income	$87,516	$47,401

Denominator:
Denominator for basic net income per share –
weighted-average common shares	108,185	108,408

Effect of dilutive securities –
employee stock options	976	1,013

Denominator for diluted net income per share –
adjusted weighted-average common shares	109,161	109,421

Basic net income per share	$0.81	$0.44

Diluted net income per share	$0.80	$0.43

There were no antidilutive options for the 13-week period ended April 1, 2006.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	April 1, 2006	March 26, 2005

Net income	$87,516	$47,401
Translation adjustment	9,209	18,745
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(2,844)	(3,561)

Comprehensive income	$93,881	$62,585

6.	Segment Information

In the first quarter of 2006, the Company changed its internal reporting. Upon this change, it determined that it has four reportable segments. Prior periods have been restated to conform to the current period’s presentation.

Revenues, gross profit, and income before income taxes for each of the Company’s reportable segments are presented below:

	Reporting Segments
	Outdoor/ Fitness	Marine	Auto/ Mobile	Aviation	Total
13-Weeks Ended April 1, 2006

Net sales	$63,645	$50,703	$150,730	$57,233	$322,311
Gross profit	$36,342	$28,017	$63,087	$35,344	$162,790
Operating income	$24,679	$18,914	$36,292	$20,228	$100,113

13-Weeks Ended March 26, 2005

Net sales	$52,658	$41,986	$42,831	$55,176	$192,651
Gross profit	$27,504	$19,638	$19,362	$36,694	$103,198
Operating income	$18,467	$12,408	$11,868	$23,009	$65,752

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 13-week periods ended April 1, 2006 and March 26, 2005:

	North America	Asia	Europe	Total
April 1, 2006
Sales to external customers	$202,687	$17,721	$101,903	$322,311
Long-lived assets	$135,945	$52,448	$427	$188,820

March 26, 2005
Sales to external customers	$132,629	$9,685	$50,337	$192,651
Long-lived assets	$134,513	$45,357	$472	$180,342

7.	Stock Compensation Plans

Accounting for Stock-Based Compensation

      The Company currently sponsors three stock based employee compensation plans. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006.

      The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for 13-week period ended April 1, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s consolidated statements of income for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

      As stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week period ended April 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

      Adopters of SFAS No. 123(R) are required to calculate their historical additional paid-in capital pool (“APIC Pool”) for the period of 1995 to 2005 at such time that excess tax deficiencies arise in connection with stock-based compensation. Under SFAS No. 123(R), a company may use one of two methods to calculate its historical APIC Pool. A company may elect to calculate its initial pool of excess tax benefits pursuant to the method described in paragraph 81 of SFAS No. 123(R) or pursuant to the method described in FSP No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Generally, the pool of excess tax benefits that is available to offset future excess tax deficiencies is based on the amounts that would have been recognized under SFAS No. 123 and SFAS No. 123(R) as if the company had always applied those standards for recognition purposes.

      The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the thirteen weeks ended April 1, 2006, excess tax benefits of $4.4 million were recognized as an increase to the APIC Pool balance and represent qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $4.4 million is reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.

  Stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week period ended April 1, 2006, was $2.5 million. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the 13-week period ended April 1, 2006 are $2.5 million and $2.1 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.02 during the three months ended March 31, 2006. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the 13-week period ended March 26, 2005 would have been as follows:

13-weeks Ended
March 26, 2005

Net income as reported	$47,401
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(1,616)
Pro forma net income	$45,785

Net income per share as reported:
Basic	$0.44
Diluted	$0.43

Pro forma net income per share:
Basic	$0.42
Diluted	$0.42

      The Company will continue to use the Black-Scholes option pricing model for purposes of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

2000 Non-employee Directors’ Option Plan

In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2005, 2004, and 2003, options to purchase 5,500, 6,621, and 3,648 shares, respectively, were granted under this plan. There were no grants under this plan in first quarter of 2006.

2000 Equity Incentive Plan

Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the first quarter of 2006, and full year 2005 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2005 Equity Incentive Plan

In June 2005, the stockholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 5,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Award activity under the 2005 Plan during the first quarter of 2006 is summarized below. The Company awarded certain stock appreciation rights (SAR’s) during the first quarter under the Plan.

A summary of the Company’s stock award activity and related information under the Plan, the 2005 Plan and the Directors’ Plan for the 13-week period ended April 1, 2006 and year ended December 31, 2005 is provided below:

	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 25, 2004	$32.12	2,725
Granted	53.01	836
Exercised	21.36	(322)
Canceled	37.01	(62)
Outstanding at December 31, 2005	38.57	3,177
Granted	66.02	11
Exercised	24.19	(276)
Canceled	50.75	(13)
Outstanding at April 1, 2006	40.01	2,899

The stated stock price for SAR’s issued is reflected in the above table as the exercise price.

There were 11,050 awards granted during the 13-week period ended April 1, 2006 and there were no options granted during the 13-week period ended March 26, 2005. The fair value of these awards ($25.37) was estimated with the following assumptions: weighted average risk free interest rate 4.4%, dividend yield 0.6%, expected volatility 31%, and expected life 6.2 years.

The weighted-average remaining contract life for options outstanding at April 1, 2006 is 7.72 years. Options outstanding at April 1, 2006 have exercise prices ranging from $14.00 to $78.48. At April 1, 2006, options to purchase 960,800 shares are exercisable.

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

	13-Weeks Ended
	April 1,	March 26,
	2006	2005

Balance - beginning of the period	$18,817	$15,518
Accrual for products sold
during the period	6,133	5,136
Expenditures	(4,771)	(5,876)
Balance - end of the period	$20,179	$14,778

9.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $217 million over the next 3 years.

10.	Subsequent Events

The Garmin Board of Directors has approved a two-for-one split of Garmin’s Common Shares, subject to shareholder approval. If approved by the shareholders, the stock split would be effected by the subdivision of each outstanding Common Share of a par value of $0.01 each into two Common Shares of a par value of $.005 each and a proportional amendment of the authorized share capital. A special meeting of shareholders will be convened for the purpose of considering a resolution to approve the stock split.  The Company is evaluating the impact of this transaction on its financial statements.

The Garmin Board of Directors has also approved a post-stock split annual cash dividend of $0.50 per share (equivalent to a pre-stock split cash dividend of $1.00 per share) payable to shareholders of record on December 1, 2006. This dividend will be paid on December 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in four business segments, the outdoor/fitness, marine, automotive/mobile and aviation markets. Our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the four segments may vary significantly. As such, the segments are managed separately.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	April 1, 2006	March 26, 2005
Net sales	100.0%	100.0%
Cost of goods sold	49.5%	46.4%
Gross profit	50.5%	53.6%
Research and development	7.7%	8.8%
Selling, general and administrative	11.7%	10.7%
Total operating expenses	19.4%	19.5%
Operating income	31.1%	34.1%
Other income (expense), net	1.1%	(3.6%)
Income before income taxes	32.2%	30.5%
Provision for income taxes	5.0%	5.9%
Net income	27.2%	24.6%

The company manages its operations in four segments: outdoor/fitness, marine, automotive/mobile, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The following table sets forth our results of operations (in thousands) including revenue, gross profit, and operating profit for each of our four segments during the periods shown. For each line item in the table, the total of the outdoor/fitness, marine, automotive/mobile, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	Reporting Segments
	Outdoor/ Fitness	Marine	Auto/ Mobile	Aviation	Total
13-Weeks Ended April 1, 2006

Net sales	$63,645	$50,703	$150,730	$57,233	$322,311
Gross profit	$36,342	$28,017	$63,087	$35,344	$162,790
Operating income	$24,679	$18,914	$36,292	$20,228	$100,113

13-Weeks Ended March 26, 2005

Net sales	$52,658	$41,986	$42,831	$55,176	$192,651
Gross profit	$27,504	$19,638	$19,362	$36,694	$103,198
Operating income	$18,467	$12,408	$11,868	$23,009	$65,752

Comparison of 13-Weeks Ended April 1, 2006 and March 26, 2005

Net Sales

	13-weeks ended April 1, 2006		13-weeks ended March 26, 2005		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$63,645	19.7%	$52,658	27.4%	$10,987	20.9%
Marine	50,703	15.7%	41,986	21.8%	8,717	20.8%
Automotive/Mobile	150,730	46.8%	42,831	22.2%	107,899	251.9%
Aviation	57,233	17.8%	55,176	28.6%	2,057	3.7%
Total	$322,311	100.0%	$192,651	100.0%	$129,660	67.3%

Increases in sales for the 13-week period ended April 1, 2006 were primarily due to a strong response to new automotive product offerings, continued demand for recreation and fitness products, and increases in aviation sales due to revenues from OEM, retrofit panel-mount, and portable products. Approximately 51% of sales in the first quarter of 2006 were generated from products introduced in the last twelve months.

Total unit sales increased 58% to 921,000 in the first quarter of 2006 from 584,000 in the same period of 2005. The higher unit sales volume in the first quarter of fiscal 2006 was primarily attributable to strong sales of products introduced in the prior twelve months, as well as strength in our existing product lines. Automotive/mobile revenue grew the fastest, over 2.5 times the year-ago quarter, on the strength of nuvi, c-series, and other personal navigation devices (PNDs).

Gross Profit

	13-weeks ended April 1, 2006		13-weeks ended March 26, 2005		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$36,342	57.1%	$27,504	52.2%	$8,838	32.1%
Marine	28,017	55.3%	19,638	46.8%	8,379	42.7%
Automotive/Mobile	63,087	41.9%	19,362	45.2%	43,725	225.8%
Aviation	35,344	61.8%	36,694	66.5%	(1,350)	-3.7%
Total	$162,790	50.5%	$103,198	53.6%	$59,592	57.7%

Gross profit dollars in the first quarter of 2006 grew 58% and gross profit margin percentage declined 310 basis points over the same quarter of the previous year. First quarter gross profit margins increased to 57% and 55% within the outdoor/fitness and marine segments, respectively, when compared to the same quarter in 2005. First quarter 2006 gross profit margins decreased to 42% and 62% within the automotive/mobile and aviation segments, respectively, when compared with the first quarter of 2005. Gross profit margin percentage decreased as a result of automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix. Favorable product mix and improved product cost per unit were the main reasons our first quarter 2006 gross margin remained above 50% overall.

Selling, General and Administrative Expenses

The increase in expense was driven primarily by increased advertising spending. Advertising spending increased $11.7 million when compared to the first quarter of 2005. As a percent of sales, advertising increased from 3.5% of sales in first quarter of 2005 to 5.7% of sales in first quarter of 2006. Other selling, general and administrative expenses declined as a percent of sales from 7.2% of sales in the first quarter of 2005 to 6% of sales in the first quarter of 2006. In absolute dollars, other expenses increased $5.6 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 37 new engineering personnel to our staff during the quarter and an increase in engineering program costs during the first quarter of 2006 as a result of our continued emphasis on product innovation. Research and development costs increased $8 million when compared with the year-ago quarter, but declined 110 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (47%) was slower than the growth rate of revenues (67%).

Operating Income

	13-weeks ended April 1, 2006		13-weeks ended March 26, 2005		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$24,679	38.8%	$18,467	35.1%	$6,212	33.6%
Marine	18,914	37.3%	12,408	29.6%	6,506	52.4%
Automotive/Mobile	36,292	24.1%	11,868	27.7%	24,424	205.8%
Aviation	20,228	35.3%	23,009	41.7%	(2,781)	-12.1%
Total	$100,113	31.1%	$65,752	34.1%	$34,361	52.3%

Operating income was down 300 basis points as a percent of revenue when compared to the year-ago quarter due to the decline in gross margins and increased advertising, in addition to increased finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins increased to 39% and 37% within our outdoor/fitness and marine segments, respectively, while operating margins decreased to 24% and 35% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased in line with the gross profit margin percentage decrease, which resulted from the automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	April 1, 2006	March 26, 2005
Interest Income	$7,305	$3,901
Interest Expense	(8)	(2)
Foreign Currency Exchange	(7,446)	(11,138)
Other	3,605	297
Total	$3,456	($6,942)

The average taxable equivalent interest rate return on invested cash during the first quarter of 2006 was 4.0% compared to 2.7% during the same quarter of 2005.

The $7.4 million currency loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2006, when the exchange rate decreased to 32.46 TD/USD at April 1, 2006 from 32.84 TD/USD at December 31, 2005. The $11.1 million currency loss in the same quarter of 2005 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2005, when the exchange rate decreased to 31.49 TD/USD at March 26, 2005 from 32.19 TD/USD at December 25, 2004.

Income Tax Provision

Income tax expense increased by $4.6 million, to $16.0 million, for the 13-week period ended April 1, 2006 from $11.4 million for the 13-week period ended March 26, 2005 due to our higher income before taxes. The effective tax rate was 15.5% in the first quarter of 2006 and 19.4% in the first quarter of 2005. The lower tax rate in the first quarter of 2006 when compared to the same quarter in 2005 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 85% for the 13-week period ended April 1, 2006 to $87.5 million compared to $47.4 million for the 13-week period ended March 26, 2005.

Liquidity and Capital Resources

Net cash generated by operating activities was $56.2 million for the 13-week period ended April 1, 2006 compared to $42.8 million for the 13-week period ended March 26, 2005. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced an $0.4 million year-to-date increase in net inventories in this 13-week period of 2006, virtually unchanged as we continued to support the many new products slated for early 2006 and meet demand for our products. Accounts receivable increased $29.3 million, net of bad debts, during first quarter of 2006 due to the timing of new product introductions and increased demand for and shipment of products into the retail channel later in the quarter, resulting in the higher receivables balance at the end of the period.

Cash flow from investing activities during the 13-week period ending April 1, 2006 was an $87.2 million use of cash. Cash flow used in investing activities principally related to $14.9 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $71.6 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets (license fees) of $0.7 million as a result of long-term agreements with key suppliers to achieve favorable pricing. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 4.0%.

Cash flow from financing activities during the period was an $11.0 million source of cash resulting from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2006.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $217 million over the next 3 years.

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

The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 1.2% during the first three months of 2006 and resulted in a foreign currency loss of $7.4 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

As of April 1, 2006, we have minimal interest rate risk as we have no outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of April 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 1, 2006 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Encyclopedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopedia Britannica, Inc. filed suit in the United States District Court for the Western District of Texas, Austin Division, against the Company’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the court held a hearing on construction of the claims of the patent in suit. The parties await the court’s ruling on Garmin’s summary judgment motion and the court’s claim construction order. . Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend the action.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits have been consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint alleges that TomTom is infringing U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330; 6,687,615 and 6,999,873 owned by Garmin Ltd.

The court has scheduled a claim construction hearing for June 16, 2006 and the trial is scheduled to commence on February 12, 2007.

On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which allege that these companies are infringing three U.S. patents that were purchased by TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also seek to add Garmin International, Inc. as a counterclaim defendant. Although there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we will vigorously defend them and intend to file a motion to dismiss the counterclaims from this lawsuit.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. The following table lists the Company’s monthly share purchases during the first fiscal quarter of 2006:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2006	0	$0.00	0	0

Total	0	$0.00	0	0

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

GARMIN LTD.

Dated: May 8, 2006	By	/s/ Kevin Rauckman
Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002