Form 10-Q
period 2006-07-01
GARMIN LTD
filed 2006-08-09
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

Number of shares outstanding of the Company's common shares as of August 4, 2006
Common Shares, $.01 par value: 108,459,956

Garmin Ltd.
Form 10-Q
Quarter Ended July 1, 2006

Garmin Ltd.
Form 10-Q
Quarter Ended July 1, 2006

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

The results of operations for the 13-week and 26-week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	July 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$373,944	$334,352
Marketable securities	46,805	32,050
Accounts receivable, net	295,795	170,997
Inventories, net	227,912	199,841
Deferred income taxes	45,049	29,615
Prepaid expenses and other current assets	34,358	34,312

Total current assets	1,023,863	801,167

Property and equipment, net	195,383	179,173

Marketable securities	408,145	344,673
Restricted cash	1,449	1,356
Licensing agreements, net	3,838	6,517
Other intangible assets, net	29,179	29,349

Total assets	$1,661,857	$1,362,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,635	$76,516
Salaries and benefits payable	17,782	13,005
Accrued warranty costs	24,906	18,817
Other accrued expenses	69,630	23,993
Income taxes payable	63,298	63,154
Dividend payable	108,389

Total current liabilities	373,640	195,485

Deferred income taxes	11,350	9,486

Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized:
Issued and outstanding shares - 108,454,994 as of July 1, 2006 and 108,067,000 as of December 31, 2005	1,085	1,081
Additional paid-in capital	117,465	96,242
Retained earnings	1,174,866	1,072,454
Accumulated other comprehensive loss	(16,549)	(12,513)

Total stockholders' equity	1,276,867	1,157,264
Total liabilities and stockholders' equity	$1,661,857	$1,362,235

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005

Net sales	$432,468	$264,497	$754,779	$457,148

Cost of goods sold	216,184	124,516	375,706	213,969

Gross profit	216,284	139,981	379,073	243,179

Selling, general and administrative expenses	54,915	33,093	92,678	53,611
Research and development expense	26,793	17,818	51,707	34,746
	81,708	50,911	144,385	88,357

Operating income	134,576	89,070	234,688	154,822

Other income (expense):
Interest income	8,538	4,487	15,843	8,389
Interest expense	(5)	(41)	(12)	(44)
Foreign currency	2,958	(1,467)	(4,488)	(12,604)
Other	(167)	3	3,437	299
	11,324	2,982	14,780	(3,960)

Income before income taxes	145,900	92,052	249,468	150,862

Income tax provision	22,614	17,858	38,668	29,267

Net income	$123,286	$74,194	$210,800	$121,595

Net income per share:
Basic	$1.14	$0.68	$1.95	$1.12
Diluted	$1.12	$0.68	$1.93	$1.11

Weighted average common shares outstanding:
Basic	108,409	108,368	108,297	108,347
Diluted	109,672	109,143	109,434	109,247

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	26-Weeks Ended
	July 1,	June 25,
	2006	2005
Operating Activities:
Net income	$210,800	$121,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,211	8,812
Amortization	17,055	16,133
Loss (gain) on sale of property and equipment	191	(138)
Provision for doubtful accounts	2,038	618
Deferred income taxes	(13,478)	(4,087)
Foreign currency transaction gains/losses	2,392	19,245
Provision for obsolete and slow moving inventories	9,336	7,053
Stock compensation expense	4,759	-
Realized gains on marketable securities	(3,852)	-
Changes in operating assets and liabilities:
Accounts receivable	(126,836)	(44,937)
Inventories	(37,408)	(10,282)
Other current assets	(11,135)	1,012
Accounts payable	13,119	(3,803)
Other current liabilities	56,503	(3,639)
Income taxes	143	(15,725)
Purchase of licenses	(1,462)	(2,450)
Net cash provided by operating activities	132,376	89,407

Investing activities:
Purchases of property and equipment	(26,612)	(15,779)
Purchase of intangible assets	(1,115)	(224)
Purchase of marketable securities	(231,870)	(169,138)
Redemption of marketable securities	150,222	155,052
Change in restricted cash	(92)	21
Net cash used in investing activities	(109,467)	(30,068)

Financing activities:
Proceeds from issuance of common stock	9,479	2,459
Stock repurchase	-	(11,962)
Tax benefit related to stock option exercise	6,988	-
Net cash provided by (used in) financing activities	16,467	(9,503)

Effect of exchange rate changes on cash and cash equivalents	216	488

Net increase in cash and cash equivalents	39,592	50,324
Cash and cash equivalents at beginning of period	334,352	249,909
Cash and cash equivalents at end of period	$373,944	$300,233

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 1, 2006
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ended December 30, 2006.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 1, 2006 and June 25, 2005 both contain operating results for 13 weeks, and 26 weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	July 1, 2006	December 31, 2005

Raw materials	$84,803	$65,348
Work-in-process	47,084	27,845
Finished goods	109,729	121,404
Inventory reserves	(13,704)	(14,756)

Inventory, net of reserves	$227,912	$199,841

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. From inception to expiration, 738,000 shares were repurchased and retired under this plan. There were no shares purchased during the 13-week or 26-week periods ending July 1, 2006.

These amounts were reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	July 1, 2006	June 25, 2005
Numerator:
Numerator for basic and diluted net income per share - net income	$123,286	$74,194

Denominator:
Denominator for basic net income per share – weighted-average common shares	108,409	108,368

Effect of dilutive securities – employee stock options	1,263	775

Denominator for diluted net income per share – adjusted weighted-average common shares	109,672	109,143

Basic net income per share	$1.14	$0.68

Diluted net income per share	$1.12	$0.68

	26-Weeks Ended
	July 1, 2006	June 25, 2005
Numerator:
Numerator for basic and diluted net income per share - net income	$210,800	$121,595

Denominator:
Denominator for basic net income per share – weighted-average common shares	108,297	108,347

Effect of dilutive securities – employee stock options	1,137	900

Denominator for diluted net income per share – adjusted weighted-average common shares	109,434	109,247

Basic net income per share	$1.95	$1.12

Diluted net income per share	$1.93	$1.11

There were 565,415 anti-dilutive options for the 13-week period ended July 1, 2006.

There were 570, 275 anti-dilutive options for the 26-week period ended July 1, 2006.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	July 1, 2006	June 25, 2005
Net income	$123,286	$74,194
Translation adjustment	(7,641)	3,499
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(2,760)	2,324
Comprehensive income	$112,885	$80,017

	26-Weeks Ended
	July 1, 2006	June 25, 2005
Net income	$210,800	$121,595
Translation adjustment	1,568	22,244
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(5,604)	(1,238)
Comprehensive income	$206,764	$142,601

6.	Segment Information

In the first quarter of 2006, the Company changed its internal reporting. Upon this change, it determined that it has four reportable segments. Prior periods have been reclassified to conform to the current period’s presentation.

Revenues, gross profit, and operating income for each of the Company’s reportable segments are presented below:

	Reporting Segments
	Outdoor/ Fitness	Marine	Auto/ Mobile	Aviation	Total
13-Weeks Ended July 1, 2006

Net sales	$71,115	$50,115	$255,387	$55,851	$432,468
Gross profit	$42,469	$29,823	$107,061	$36,931	$216,284
Operating income	$31,617	$21,146	$59,974	$21,839	$134,576

13-Weeks Ended June 25, 2005

Net sales	$57,380	$51,901	$100,985	$54,231	$264,497
Gross profit	$30,219	$27,609	$45,746	$36,407	$139,981
Operating income	$21,677	$18,526	$26,381	$22,486	$89,070

26-Weeks Ended July 1, 2006

Net sales	$134,761	$100,818	$406,116	$113,084	$754,779
Gross profit	$78,812	$57,839	$170,147	$72,275	$379,073
Operating income	$56,298	$40,059	$96,264	$42,067	$234,688

26-Weeks Ended June 25, 2005

Net sales	$110,038	$93,888	$143,815	$109,407	$457,148
Gross profit	$57,722	$47,247	$65,109	$73,101	$243,179
Operating income	$40,145	$30,934	$38,249	$45,494	$154,822

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 26-week periods ended July 1, 2006 and June 25, 2005:

	North America	Asia	Europe	Total
July 1, 2006
Sales to external customers	$435,264	$39,839	$279,676	$754,779
Long-lived assets	$138,499	$56,363	$521	$195,383

June 25, 2005
Sales to external customers	$286,674	$22,779	$147,695	$457,148
Long-lived assets	$133,942	$45,355	$469	$179,766

7.	Stock Compensation Plans

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

      The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for 13-week and 26-week periods ended July 1, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

      As stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week and 26-week periods ended July 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

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

      The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the thirteen weeks ended July 1, 2006, excess tax benefits of $2.6 million were recognized as an increase to the APIC Pool balance and represent qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $2.6 million is included in the $7.0 million year-to-date reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.

Stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week and 26-week periods ended July 1, 2006, was $2.5 million and $4.5 million. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the 13-week period ended July 1, 2006 are $2.5 million and $2.1 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.02 during the three months ended July 1, 2006. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the 13-week and 26-week periods ended June 25, 2005 would have been as follows:

13-Weeks Ended June 25, 2005

Net income as reported	$74,194
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects	(1,614)
Pro forma net income	$72,580

Net income per share as reported:
Basic	$0.68
Diluted	$0.68

Pro forma net income per share:
Basic	$0.67
Diluted	$0.66

26 Weeks Ended June 25, 2005

Net income as reported	$121,595
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax effects	(3,202)
Pro forma net income	$118,393

Net income per share as reported:
Basic	$1.12
Diluted	$1.11

Pro forma net income per share:
Basic	$1.09
Diluted	$1.08

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

2000 Non-employee Directors’ Option Plan

In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 50,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2005, 2004, and 2003, options to purchase 5,500, 6,621, and 3,648 shares, respectively, were granted under this plan. During the first half of 2006, there were 3,815 options granted under this plan.

2000 Equity Incentive Plan

Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 3,500,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the first half of 2006, and full year 2005 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2005 Equity Incentive Plan

In June 2005, the stockholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 5,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Award activity under the 2005 Plan during the first half of 2006 is summarized below. The Company awarded certain stock appreciation rights (SAR’s) during the second quarter under the Plan.

A summary of the Company’s stock award activity and related information under the Plan, the 2005 Plan and the Directors’ Plan for the 26-week period ended July 1, 2006 and year ended December 31, 2005 is provided below:

	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 25, 2004	$32.12	2,725
Granted	53.01	836
Exercised	21.36	(322)
Canceled	37.01	(62)
Outstanding at December 31, 2005	38.57	3,177
Granted	66.02	11
Exercised	24.19	(276)
Canceled	50.75	(13)
Outstanding at April 1, 2006	40.01	2,899
Granted	92.27	573
Exercised	25.03	(113)
Canceled	79.25	(5)
Outstanding at July 1, 2006	49.37	3,354

The stated stock price for SAR’s issued is reflected in the above table as the exercise price.

There were 572,575 awards granted during the 13-week period ended July 1, 2006 and there were 381,225 options granted during the 13-week period ended June 25, 2005. The fair value of these awards ($40.64) was estimated with the following assumptions: weighted average risk free interest rate 5.2%, dividend yield 0.55%, expected volatility 38%, and expected life 6.28 years. As there were 11,050 awards granted during the quarter ended April 1, 2006, and no options granted during the quarter ended March 26, 2005, the total grants awarded in the 26-week periods ending July 1, 2006 and June 25, 2005 to 583,625 and 381,225, respectively.

The weighted-average remaining contract life for options outstanding at July 1, 2006 is 7.95 years. Options outstanding at July 1, 2006 have exercise prices ranging from $14.00 to $95.77. At July 1, 2006, options to purchase 933,711 shares are exercisable.

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

	13-Weeks Ended
	July 1, 2006	June 25, 2005

Balance - beginning of the period	$20,179	$14,778
Accrual for products sold
during the period	11,464	5,494
Expenditures	(6,737)	(4,054)
Balance - end of the period	$24,906	$16,218

	26-Weeks Ended
	July 1, 2006	June 25, 2005

Balance - beginning of the period	$18,817	$15,518
Accrual for products sold
during the period	17,597	10,630
Expenditures	(11,508)	(9,930)
Balance - end of the period	$24,906	$16,218

9.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $274 million over the next 3 years.

10.	Subsequent Events

Garmin shareholders approved the proposed two-for-one split of Garmin’s Common Shares on July 21, 2006. The split is effective on August 15, 2006 for shareholders of record on August 2, 2006. The stock split will subdivide each outstanding Common Share of a par value of $0.01 each into two Common Shares of a par value of $.005 each and a proportional amendment of the authorized share capital.

The Garmin Board of Directors has also approved a post-stock split annual cash dividend of $0.50 per share payable to shareholders of record on December 1, 2006. This dividend will be paid on December 15, 2006.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	July 1, 2006	June 25, 2005

Net sales	100.0%	100.0%
Cost of goods sold	50.0%	47.1%
Gross profit	50.0%	52.9%
Research and development	6.2%	6.7%
Selling, general and administrative	12.7%	12.5%
Total operating expenses	18.9%	19.2%
Operating income	31.1%	33.7%
Other income (expense), net	2.6%	1.1%
Income before income taxes	33.7%	34.8%
Provision for income taxes	5.2%	6.8%
Net income	28.5%	28.0%

	26-Weeks Ended
	July 1, 2006	June 25, 2005

Net sales	100.0%	100.0%
Cost of goods sold	49.8%	46.8%
Gross profit	50.2%	53.2%
Research and development	6.9%	7.6%
Selling, general and administrative	12.2%	11.7%
Total operating expenses	19.1%	19.3%
Operating income	31.1%	33.9%
Other income (expense), net	2.0%	(0.9%)
Income before income taxes	33.1%	33.0%
Provision for income taxes	5.1%	6.4%
Net income	28.0%	26.6%

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

	Outdoor/ Fitness	Marine	Auto/ Mobile	Aviation	Total
13-Weeks Ended July 1, 2006

Net sales	$71,115	$50,115	$255,387	$55,851	$432,468
Gross profit	$42,469	$29,823	$107,061	$36,931	$216,284
Operating income	$31,617	$21,146	$59,974	$21,839	$134,576

13-Weeks Ended June 25, 2005

Net sales	$57,380	$51,901	$100,985	$54,231	$264,497
Gross profit	$30,219	$27,609	$45,746	$36,407	$139,981
Operating income	$21,677	$18,526	$26,381	$22,486	$89,070

26-Weeks Ended July 1, 2006

Net sales	$134,761	$100,818	$406,116	$113,084	$754,779
Gross profit	$78,812	$57,839	$170,147	$72,275	$379,073
Operating income	$56,298	$40,059	$96,264	$42,067	$234,688

26-Weeks Ended June 25, 2005

Net sales	$110,038	$93,888	$143,815	$109,407	$457,148
Gross profit	$57,722	$47,247	$65,109	$73,101	$243,179
Operating income	$40,145	$30,934	$38,249	$45,494	$154,822

Comparison of 13-Weeks Ended July 1, 2006 and June 25, 2005

Net Sales

	13-weeks ended July 1, 2006		13-weeks ended June 25, 2005		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$71,115	16.4%	$57,380	21.7%	$13,735	23.9%
Marine	50,115	11.6%	51,901	19.6%	(1,786)	-3.4%
Automotive/Mobile	255,387	59.1%	100,985	38.2%	154,402	152.9%
Aviation	55,851	12.9%	54,231	20.5%	1,620	3.0%
Total	$432,468	100.0%	$264,497	100.0%	$167,971	63.5%

Increases in sales of 64% for the 13-week period ended July 1, 2006 were primarily due to a strong response to new automotive product offerings, continued strong demand for outdoor and fitness products, and small increases in aviation sales due to revenues from OEM, retrofit panel-mount, and portable products. Approximately 69% of sales in the second quarter of 2006 were generated from products introduced in the last twelve months. Automotive/mobile became a significantly larger portion of our product mix, rising from 38% in the year ago quarter to 59% in the second quarter of 2006.

Total unit sales increased 81% to 1,281,000 in the second quarter of 2006 from 706,000 in the same period of 2005. The higher unit sales volume in the second quarter of fiscal 2006 was primarily attributable to strong sales of products introduced in the prior twelve months, as well as strength in our existing product lines.

Automotive/mobile revenue grew the fastest, over 1.5 times the year-ago quarter, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Solid sales of Edge, Forerunner and eTrex “x-series” products released in the first half of 2006 generated outdoor/fitness segment revenue growth that was stronger than expected. Delay of certain OEM programs, WAAS (Wide Area Augmentation System) introduction, and certain other products resulted in softer than anticipated revenue growth in the aviation segment. While response to new products introduced in the marine markets was very positive, poor weather and higher fuel costs adversely impacted marine product purchases.

Gross Profit

	13-weeks ended July 1, 2006		13-weeks ended June 25, 2005		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$42,469	59.7%	$30,219	52.7%	$12,250	40.5%
Marine	29,823	59.5%	27,609	53.2%	2,214	8.0%
Automotive/Mobile	107,061	41.9%	45,746	45.3%	61,315	134.0%
Aviation	36,931	66.1%	36,407	67.1%	524	1.4%
Total	$216,284	50.0%	$139,981	52.9%	$76,303	54.5%

Gross profit dollars in the second quarter of 2006 grew 55% and gross profit margin percentage declined 290 basis points over the same quarter of the previous year. Second quarter gross profit margins increased to 60% within both the outdoor/fitness and marine segments, when compared to the same quarter in 2005. Second quarter 2006 gross profit margins decreased to 42% and 66% within the automotive/mobile and aviation segments, respectively, when compared with the second quarter of 2005.

Gross profit margin percentage primarily decreased as a result of automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix, although improved product costs, strong gross margin improvement in the outdoor/fitness and marine segments, and relative stability of the aviation segment’s gross margin provided support, bringing gross margin for the quarter in at 50% overall.

Selling, General and Administrative Expenses

	13-weeks ended July 1, 2006		13-weeks ended June 25, 2005		Quarter over Quarter

	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,900	9.7%	$5,655	9.9%	$1,245	22.0%
Marine	5,611	11.2%	6,403	12.3%	(792)	-12.4%
Automotive/Mobile	38,018	14.9%	15,704	15.6%	22,314	142.1%
Aviation	4,386	7.9%	5,331	9.8%	(945)	-17.7%
Total	$54,915	12.7%	$33,093	12.5%	$21,822	65.9%

The increase in expense was driven primarily by increased advertising spending and increased staffing to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 126% or $18.7 million when compared to the second quarter of 2005. As a percent of sales, advertising increased from 6% of sales in second quarter of 2005 to 8% of sales in second quarter of 2006. Other selling, general and administrative expenses declined as a percent of sales from 7% of sales in the second quarter of 2005 to 5% of sales in the second quarter of 2006. In absolute dollars, other expenses increased $3.1 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended July 1, 2006		13-weeks ended June 25, 2005		Quarter over Quarter

	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$3,952	5.6%	$2,887	5.0%	$1,065	36.9%
Marine	3,066	6.1%	2,680	5.2%	386	14.4%
Automotive/Mobile	9,069	3.6%	3,661	3.6%	5,408	147.7%
Aviation	10,706	19.2%	8,590	15.8%	2,116	24.6%
Total	$26,793	6.2%	$17,818	6.7%	$8,975	50.4%

The 50% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 121 new engineering personnel to our staff during the quarter and an increase in engineering program costs during the second quarter of 2006 as a result of our continued emphasis on product innovation. Research and development costs increased $9 million when compared with the year-ago quarter, but declined 50 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (50%) was slower than the growth rate of revenues (64%).

Operating Income

	13-weeks ended July 1, 2006		13-weeks ended June 25, 2005		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$31,617	44.5%	$21,677	37.8%	$9,940	45.9%
Marine	21,146	42.2%	18,526	35.7%	2,620	14.1%
Automotive/Mobile	59,974	23.5%	26,381	26.1%	33,593	127.3%
Aviation	21,839	39.1%	22,486	41.5%	(647)	-2.9%
Total	$134,576	31.1%	$89,070	33.7%	$45,506	51.1%

Operating income was down 260 basis points as a percent of revenue when compared to the year-ago quarter due to the decline in gross margins, increased advertising and marketing activities, additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins increased to 45% and 42% within our outdoor/fitness and marine segments, respectively, while operating margins decreased to 24% and 39% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased in line with the gross profit margin percentage decrease, which resulted from the automotive/mobile segment revenues becoming a significantly larger percentage of the Company’s revenue mix.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	July 1, 2006	June 25, 2005
Interest Income	$8,538	$4,487
Interest Expense	(5)	(41)
Foreign Currency Exchange	2,958	(1,467)
Other	(167)	3
Total	$11,324	$2,982

The average taxable equivalent interest rate return on invested cash during the second quarter of 2006 was 4.3% compared to 2.9% during the same quarter of 2005. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

The $3.0 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2006, when the exchange rate decreased to 32.37 TD/USD at July 1, 2006 from 32.46 TD/USD at April 1, 2006. The $1.5 million currency loss in the same quarter of 2005 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the second quarter of fiscal 2005, when the exchange rate decreased to 31.36 TD/USD at June 25, 2005 from 31.49 TD/USD at March 26, 2005.

Income Tax Provision

Income tax expense increased by $4.7 million, to $22.6 million, for the 13-week period ended July 1, 2006 from $17.9 million for the 13-week period ended June 25, 2005 due to our higher income before taxes. The effective tax rate was 15.5% in the second quarter of 2006 and 19.4% in the second quarter of 2005. The lower tax rate in the second quarter of 2006 when compared to the same quarter in 2005 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 66% for the 13-week period ended July 1, 2006 to $123.3 million compared to $74.2 million for the 13-week period ended June 25, 2005.

Comparison of 26-Weeks Ended July 1, 2006 and June 25, 2005

Net Sales

	26-weeks ended July 1, 2006		26-weeks ended June 25, 2005		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$134,761	17.9%	$110,038	24.1%	$24,723	22.5%
Marine	100,818	13.4%	93,888	20.5%	6,930	7.4%
Automotive/Mobile	406,116	53.7%	143,815	31.5%	262,301	182.4%
Aviation	113,084	15.0%	109,407	23.9%	3,677	3.4%
Total	$754,779	100.0%	$457,148	100.0%	$297,631	65.1%

Increases in sales of 65% for the 26-week period ended July 1, 2006 were primarily due a very strong response to new automotive product offerings, continued strong demand for new outdoor and fitness products, demand for new marine product during the marine season, and increases in aviation sales due to revenues from OEM, retrofit panel-mount, and portable products.

Total unit sales increased 71% to 2,202,000 in the first half of 2006 from 1,290,000 in the same period of 2005. The higher unit sales volume in the first half of fiscal 2006 was primarily attributable to strong sales of new products, as well as strength in our existing product lines.

Automotive/mobile revenue grew the fastest, over 1.8 times the same period in 2005, on the strength of nüvi, c-series, and other personal navigation devices (PNDs), resulting in the automotive/mobile segment becoming a significantly larger part of our product mix. Response to new fitness products like the Edge and Forerunner, along with the new eTrex “x-series” outdoor recreational products with expandable memory, created solid growth in this segment as well. Poor weather and higher fuel costs put pressure on marine sales in the typically strong marine season during the first half of the year, resulting in lower than expected revenue growth in this segment. While we remain optimistic about the aviation segment, WAAS, product and OEM program delays negatively impacted aviation revenues in the first half of 2006, slowing the expected growth rate of this segment for 2006.

Gross Profit

	26-weeks ended July 1, 2006		26-weeks ended June 25, 2005		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$78,812	58.5%	$57,722	52.5%	$21,090	36.5%
Marine	57,839	57.4%	47,247	50.3%	10,592	22.4%
Automotive/Mobile	170,147	41.9%	65,109	45.3%	105,038	161.3%
Aviation	72,275	63.9%	73,101	66.8%	(826)	-1.1%
Total	$379,073	50.2%	$243,179	53.2%	$135,894	55.9%

Gross profit dollars in the first half of 2006 grew 56% and gross profit margin percentage declined 300 basis points over the same period of the previous year. First half gross profit margins increased to 59% and 57% within the outdoor/fitness and marine segments, respectively, when compared to the same period in 2005. First half 2006 gross profit margins decreased to 42% and 64% within the automotive/mobile and aviation segments, respectively, when compared with the first half of 2005.

Gross profit margin percentage decreased as a result of the rapidly growing automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix, which was somewhat mediated by strong improvement in the outdoor/fitness and marine segment gross margins resulting from well-received new product introductions in those segments. Improved product cost per unit provided some additional support for gross margins during first half of 2006 as well, resulting in a gross margin of 50% overall.

Selling, General and Administrative Expenses

	26-weeks ended July 1, 2006		26-weeks ended June 25, 2005		Quarter over Quarter

	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$13,845	10.3%	$11,098	10.1%	$2,747	24.8%
Marine	11,564	11.5%	10,970	11.7%	594	5.4%
Automotive/Mobile	57,548	14.2%	20,535	14.3%	37,013	180.2%
Aviation	9,721	8.6%	11,008	10.1%	(1,287)	-11.7%
Total	$92,678	12.3%	$53,611	11.7%	$39,067	72.9%

The 73% increase in expense was driven primarily by increased advertising spending. Advertising spending, which included increased television and media ads as well as cooperative advertising, increased $30.3 million when compared to the first half of 2005. As a percent of sales, advertising increased from 5% of sales in the first half of 2005 to 7% of sales in the first half of 2006. Other selling, general and administrative expenses declined as a percent of sales from 7% of sales in the first half of 2005 to 5% of sales in the first half of 2006. In absolute dollars, other expenses increased $8.7 million when compared to the same period in 2005, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	26-weeks ended July 1, 2006		26-weeks ended June 25, 2005		Quarter over Quarter

	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$8,669	6.4%	$6,479	5.9%	$2,190	33.8%
Marine	6,216	6.2%	5,343	5.7%	873	16.3%
Automotive/Mobile	16,335	4.0%	6,326	4.4%	10,009	158.2%
Aviation	20,487	18.1%	16,598	15.2%	3,889	23.4%
Total	$51,707	6.9%	$34,746	7.6%	$16,961	48.8%

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 158 new engineering personnel to our staff during the 26-week period and an increase in engineering program costs during the first half of 2006 as a result of our continued emphasis on product innovation. Research and development costs increased $17 million when compared with the year-ago period, but declined 70 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (49%) was slower than the growth rate of revenues (65%).

Operating Income

	26-weeks ended July 1, 2006		26-weeks ended June 25, 2005		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$56,298	41.8%	$40,145	36.5%	$16,153	40.2%
Marine	40,059	39.7%	30,934	32.9%	9,125	29.5%
Automotive/Mobile	96,264	23.7%	38,249	26.6%	58,015	151.7%
Aviation	42,067	37.2%	45,494	41.6%	(3,427)	-7.5%
Total	$234,688	31.1%	$154,822	33.9%	$79,866	51.6%

Operating income was down 280 basis points as a percent of revenue when compared to the same period in 2005 due to the decline in gross margins and increased advertising, in addition to increased finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins increased to 42% and 40% within our outdoor/fitness and marine segments, respectively, while operating margins decreased to 24% and 37% within our automotive/mobile and aviation segments, respectively.

Our operating margin percentage decreased in line with the gross profit margin percentage decrease, which resulted from the lower-margin automotive/mobile segment revenues becoming a significantly larger percentage of the Company’s revenue mix counter-balanced to some extent by margin improvements in our outdoor/fitness and marine product lines as a result of a positive response to new products offered in these segments.

Other Income (Expense)
	26-weeks ended	26-weeks ended
	July 1, 2006	June 25, 2005
Interest Income	$15,843	$8,389
Interest Expense	(12)	(44)
Foreign Currency Exchange	(4,488)	(12,604)
Other	3,437	299
Total	$14,780	($3,960)

The average taxable equivalent interest rate return on invested cash during the first half of 2006 was 4.1% compared to 2.8% during the same period of 2005.

The $4.5 million currency loss was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2006, when the exchange rate decreased to 32.37 TD/USD at July 1, 2006 from 32.84 TD/USD at December 31, 2005. The $12.6 million currency loss in the first half of 2005 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2005, when the exchange rate decreased to 31.36 TD/USD at June 25, 2005 from 32.19 TD/USD at December 25, 2004.

Income Tax Provision

Income tax expense increased by $9.4 million, to $38.7 million, for the 26-week period ended July 1, 2006 from $29.3 million for the 26-week period ended June 25, 2005 due to our higher income before taxes. The effective tax rate was 15.5% in the first half of 2006 and 19.4% in the first half of 2005. The lower tax rate in the first half of 2006 when compared to the same period in 2005 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 73% for the 26-week period ended July 1, 2006 to $210.8 million compared to $121.6 million for the 26-week period ended June 25, 2005.

Liquidity and Capital Resources

Net cash generated by operating activities was $132.4 million for the 26-week period ended July 1, 2006 compared to $89.4 million for the 26-week period ended June 25, 2005. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $28.1 million year-to-date increase in net inventories in this 26-week period of 2006, an increase required to fill orders for our products during the 2006 holiday season in 2006 and address overall growing demand for our products. Accounts receivable increased $124.8 million, net of bad debts, during the first half of 2006 due to the timing of new product introductions and growing demand for and shipment of products into the retail channel later in the period, resulting in the higher receivables balance at the end of the period.

Cash flow used in investing activities during the 26-week period ending July 1, 2006 was a $109.5 million use of cash. Cash flow used in investing activities principally related to $26.6 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $81.6 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets of $1.1 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 4.1%.

Cash flow from financing activities during the period was a $16.5 million source of cash resulting from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

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

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $274 million over the next 3 years.

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

The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate decreased 1.4% during the first half of 2006 and resulted in a foreign currency loss of $4.5 million. If the exchange rate increased by a similar percentage, a comparable foreign currency gain would be recognized.

Interest Rate Risk

As of July 1, 2006, we have minimal interest rate risk as we have no outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of July 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of July 1, 2006 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against the Company’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). Garmin International believes that it should not be found liable for infringement of the ‘671 patent and additionally that the ‘671 patent is invalid. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the court held a hearing on construction of the claims of the ‘671 patent. The parties await the court’s ruling on Garmin’s summary judgment motion and the court’s claim construction order. On May 23, 2006, Encyclopaedia Britannica filed an amended complaint alleging that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint alleging that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend these actions.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits have been consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint alleges that TomTom is infringing U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330; 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which allege that these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also add Garmin International, Inc. as a counterclaim defendant. A claim construction hearing took place on July 28, 2006. The parties currently await the court’s claim construction order . The trial is scheduled to commence on February 12, 2007. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we will vigorously defend them.

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V. The Company and the above-named subsidiaries of the Company filed a lawsuit against TomTom International B.V. in the District Court in the Hague, the Netherlands, on June 28, 2006. The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”)..TomTom responded on July 15, 2006 by filing an action for preliminary relief in the District Court in the Hague, the Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design. The court has set a hearing in the preliminary relief proceedings for October 19, 2006.Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement and defending vigorously the preliminary relief proceedings. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s preliminary relief claims are without merit and we intend to vigorously defend them.

Garmin (Europe) Ltd. v. TomTom International B.V. On July 17, 2006, Garmin (Europe) Ltd. filed a lawsuit against TomTom International B.V. in the High Court of Justice in London, England. The lawsuit seeks a declaration that United Kingdom Patent No. GB 2400293 B (the “’293 Patent”) issued in the name of TomTom B.V., is invalid and an order that the ‘293 patent be revoked. On July 31, 2006, TomTom B.V. filed a defense indicating that it intended to defend this lawsuit and also filed a counterclaim alleging that certain models of Garmin’s StreetPilot products and Garmin’s nüvi products infringe the ‘293 patent.. Garmin (Europe) Ltd. believes that none of its products infringe the ‘293 patent and that the ‘293 patent is invalid. Garmin (Europe) Ltd. intends to prosecute vigorously its action seeking a declaration of invalidity and revocation of the ‘293 patent and to defend vigorously TomTom’s allegation of infringement of the ‘293 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s counterclaim is without merit and we intend to vigorously defend it

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes during the 13-week and 26-week periods ended July 1, 2006 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. The following table lists the Company’s monthly share purchases during the second quarter of fiscal 2006:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2006	0	$0.00	0	0
Total	0	$0.00	0	0

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 9, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company’s Annual General Meeting. All such matters were approved. A total of 103,670,420 common shares or approximately 96% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

Election of Two Directors of the Company:

Nominee	For	Withheld

Min H. Kao	103,469,401	201,019
Charles W. Peffer	103,425,334	245,086

The terms of office of Directors Min H. Kao and Charles W. Peffer will continue until the Annual General Meeting of Shareholders in 2009. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2007. The terms of office of Directors Donald H. Eller and Clifton A. Pemble will continue until the Annual General Meeting in 2008.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Memorandum and Articles of Association of Garmin Ltd. and Notice of Resolution.

Exhibit 10.1	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By:	/s/ Kevin Rauckman
Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: August 9, 2006

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Memorandum and Articles of Association of Garmin Ltd. and Notice of Resolution.

Exhibit 10.1	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.