Form 10-Q
period 2006-09-30
GARMIN LTD
filed 2006-11-07
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____to______

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

Number of shares outstanding of the Company's common shares as of November 3, 2006
Common Shares, $.005 par value: 215,834,244

Garmin Ltd.
Form 10-Q
Quarter Ended September 30, 2006

Garmin Ltd.
Form 10-Q
Quarter Ended September 30, 2006

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

The results of operations for the 13-week and 39-week periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year 2006.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share information)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$351,723	$334,352
Marketable securities	109,609	32,050
Accounts receivable, net	249,849	170,997
Inventories, net	333,471	199,841
Deferred income taxes	62,659	29,615
Prepaid expenses and other current assets	25,034	34,312

Total current assets	1,132,345	801,167

Property and equipment, net	209,135	179,173

Marketable securities	425,179	344,673
Restricted cash	1,461	1,356
Licensing agreements, net	3,301	6,517
Other intangible assets, net	28,116	29,349

Total assets	$1,799,537	$1,362,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$125,236	$76,516
Salaries and benefits payable	21,233	13,005
Accrued warranty costs	28,973	18,817
Other accrued expenses	75,314	23,993
Income taxes payable	86,020	63,154
Dividend payable	108,389	-

Total current liabilities	445,165	195,485

Deferred income taxes	13,000	9,486

Stockholders' equity:
Common stock, $0.005 par value, 500,000,000 shares authorized: Issued and outstanding shares - 214,977,772 as of September 30, 2006 and 216,134,000 as of December 31, 2005	1,080	1,081
Additional paid-in capital	71,666	96,242
Retained earnings	1,297,843	1,072,454
Accumulated other comprehensive loss	(29,217)	(12,513)

Total stockholders' equity	1,341,372	1,157,264
Total liabilities and stockholders' equity	$1,799,537	$1,362,235

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share information)

	13-Weeks Ended		39-Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Net sales	$407,997	$251,329	$1,162,776	$708,477

Cost of goods sold	209,137	121,877	584,843	335,846

Gross profit	198,860	129,452	577,933	372,631

Selling, general and administrative expenses	47,489	24,180	140,167	77,790
Research and development expense	30,399	20,116	82,105	54,862
	77,888	44,296	222,272	132,652

Operating income	120,972	85,156	355,661	239,979

Other income (expense):
Interest income	9,622	4,726	25,464	13,115
Interest expense	(2)	(3)	(14)	(46)
Foreign currency	14,874	36,388	10,386	23,784
Other	70	(140)	3,507	158
	24,564	40,971	39,343	37,011

Income before income taxes	145,536	126,127	395,004	276,990

Income tax provision	22,558	23,637	61,226	52,905

Net income	$122,978	$102,490	$333,778	$224,085

Net income per share:
Basic	$0.57	$0.48	$1.54	$1.04
Diluted	$0.56	$0.47	$1.52	$1.03

Weighted average common
shares outstanding:
Basic	216,317	215,690	216,502	216,428
Diluted	218,866	217,860	218,878	218,318

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 30,	September 24,
	2006	2005
Operating Activities:
Net income	$333,778	$224,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,447	13,703
Amortization	19,844	20,435
Loss (gain) on sale of property and equipment	(8)	8
Provision for doubtful accounts	796	18
Deferred income taxes	(29,867)	(372)
Foreign currency transaction gains/losses	(19,724)	(13,503)
Provision for obsolete and slow moving inventories	15,260	10,830
Stock compensation expense	8,378	363
Realized gains on marketable securities	(3,852)	-
Changes in operating assets and liabilities:
Accounts receivable	(79,648)	(42,015)
Inventories	(148,891)	(30,818)
Other current assets	(1,192)	473
Accounts payable	48,720	(2,173)
Other current liabilities	69,704	2,683
Income taxes	22,866	(4,581)
Purchase of licenses	(2,486)	(3,794)
Net cash provided by operating activities	249,125	175,342

Investing activities:
Purchases of property and equipment	(45,476)	(20,510)
Purchase of intangible assets	(1,513)	(404)
Purchase of marketable securities	(348,621)	(270,580)
Redemption of marketable securities	197,008	220,494
Change in restricted cash	(104)	42
Proceeds from asset sale	75	-
Net cash used in investing activities	(198,631)	(70,958)

Financing activities:
Proceeds from issuance of common stock	10,042	4,238
Stock repurchase	(50,451)	(26,654)
Tax benefit related to stock option exercise	7,453	-
Net cash used in financing activities	(32,956)	(22,416)

Effect of exchange rate changes on cash and cash equivalents	(167)	(633)

Net increase in cash and cash equivalents	17,371	81,336
Cash and cash equivalents at beginning of period	334,352	249,909
Cash and cash equivalents at end of period	$351,723	$331,245

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2006
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 30, 2006.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended September 30, 2006 and September 24, 2005 both contain operating results for 13-weeks, and 39-weeks for both year-to-date periods.

Stock Split (“Split”)
All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company’s Common Stock effective August 15, 2006.

2.	Inventories

The components of inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw materials	$124,958	$65,348
Work-in-process	46,069	27,845
Finished goods	176,367	121,404
Inventory reserves	(13,923)	(14,756)

Inventory, net of reserves	$333,471	$199,841

3.    Stock Purchase Plan

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. From inception to expiration, 738,000 shares were repurchased and retired under this plan.

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. There were 1,155,300 shares purchased during the 13-weeks period ending September 30, 2006.

This amount was reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 30,	September 24,
	2006	2005
Numerator:
Numerator for basic and diluted net income
per share - net income	$122,978	$102,490

Denominator:
Denominator for basic net income per share -
weighted-average common shares	216,317	215,690

Effect of dilutive securities -
employee stock options	2,549	2,170

Denominator for diluted net income per share -
adjusted weighted-average common shares	218,866	217,860

Basic net income per share	$0.57	$0.48

Diluted net income per share	$0.56	$0.47

	39-Weeks Ended
	September 30,	September 24,
	2006	2005
Numerator:
Numerator for basic and diluted net income
per share - net income	$333,778	$224,085

Denominator:
Denominator for basic net income per share -
weighted-average common shares	216,502	216,428

Effect of dilutive securities -
employee stock options	2,376	1,890

Denominator for diluted net income per share -
adjusted weighted-average common shares	218,878	218,318

Basic net income per share	$1.54	$1.04

Diluted net income per share	$1.52	$1.03

There were 1,153,121 anti-dilutive options for the 13-week period ended September 30, 2006.

There were 503,267 anti-dilutive options for the 39-week period ended September 30, 2006.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	September 30,	September 24,
	2006	2005
Net income	$122,978	$102,490
Translation adjustment	(17,438)	(37,772)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,770	(738)
Comprehensive income	$110,310	$63,980

	39-Weeks Ended
	September 30,	September 24,
	2006	2005
Net income	$333,778	$224,085
Translation adjustment	(15,870)	(15,528)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(834)	(1,976)
Comprehensive income	$317,074	$206,581

6.	Segment Information

In the first quarter of 2006, the Company changed its internal reporting. Upon this change, it determined that it has four reportable segments. Prior periods have been reclassified to conform to the current period’s presentation.

Revenues, gross profit, and operating income for each of the Company’s reportable segments are presented below:

	Reporting Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 30, 2006

Net sales	$70,651	$40,588	$237,981	$58,777	$407,997
Gross profit	$39,803	$21,645	$99,708	$37,704	$198,860
Operating income	$28,817	$13,659	$59,517	$18,979	$120,972

13-Weeks Ended September 24, 2005

Net sales	$58,014	$36,389	$96,289	$60,637	$251,329
Gross profit	$31,633	$18,927	$38,548	$40,344	$129,452
Operating income	$22,458	$13,023	$23,496	$26,179	$85,156

39-Weeks Ended September 30, 2006

Net sales	$205,412	$141,406	$644,097	$171,861	$1,162,776
Gross profit	$118,615	$79,484	$269,855	$109,979	$577,933
Operating income	$85,116	$53,718	$155,782	$61,045	$355,661

39-Weeks Ended September 24, 2005

Net sales	$168,051	$130,276	$240,106	$170,044	$708,477
Gross profit	$89,355	$66,174	$103,657	$113,445	$372,631
Operating income	$62,603	$43,957	$61,746	$71,673	$239,979

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Revenues and long-lived assets (property and equipment) by geographic area are as follows for the 39-week periods ended September 30, 2006 and September 24, 2005:

	North
	America	Asia	Europe	Total
September 30, 2006
Sales to external customers	$699,987	$63,170	$399,619	$1,162,776
Long-lived assets	$142,791	$64,152	$2,192	$209,135

September 24, 2005
Sales to external customers	$449,715	$35,451	$223,311	$708,477
Long-lived assets	$134,681	$41,841	$542	$177,064

7.	Stock Compensation Plans

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

      The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for 13-week and 39-week periods ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

      As stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week and 39-week periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

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

      The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the thirteen weeks ended September 30, 2006, excess tax benefits of $465 thousand were recognized as an increase to the APIC Pool balance and represent qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $465 thousand is included in the $7.5 million year-to-date reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.

      Stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the 13-week and 39-week periods ended September 30, 2006, was $3.4 million and $8.4 million. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the 13-week period ended September 30, 2006 are $3.7 million and $3.1 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.01 during the three months ended September 30, 2006. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the 13-week and 39-week periods ended September 24, 2005 would have been as follows:

13-Weeks Ended
September 24, 2005

Net income as reported	$102,490
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(1,815)
Pro forma net income	$100,675

Net income per share as reported:
Basic	$0.48
Diluted	$0.47

Pro forma net income per share:
Basic	$0.47
Diluted	$0.46

39-Weeks Ended
September 24, 2005

Net income as reported	$224,085
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(5,028)
Pro forma net income	$219,057

Net income per share as reported:
Basic	$1.04
Diluted	$1.03

Pro forma net income per share:
Basic	$1.01
Diluted	$1.01

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

2000 Non-employee Directors’ Option Plan

In October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares of the Company’s stock. The term of each award is ten years. All awards vest evenly over a three-year period. During 2005, 2004, and 2003, options to purchase 11,000, 13,242, and 7,296 shares, respectively, were granted under this plan. During the 39-weeks ended September 30, 2006, there were 7,630 options granted under this plan.

2000 Equity Incentive Plan

Also in October 2000, the stockholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Option activity under the Plan during the 39-weeks ended September 30, 2006, and full year 2005 is summarized below. There have been no “other” stock compensation awards granted under the Plan.

2005 Equity Incentive Plan

In June 2005, the stockholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 shares of common stock are available for issuance. The stock options generally vest over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Award activity under the 2005 Plan during the 39-weeks ended September 30, 2006 is summarized below.

A summary of the Company’s stock award activity and related information under the Plan, the 2005 Plan and the Directors’ Plan for the 39-week period ended September 30, 2006 and year ended December 31, 2005 is provided below:

	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 25, 2004	$16.06	5,450
Granted	26.51	1,672
Exercised	10.68	(644)
Canceled	18.51	(124)
Outstanding at December 31, 2005	19.29	6,354
Granted	33.01	22
Exercised	12.10	(552)
Canceled	25.38	(26)
Outstanding at April 1, 2006	20.01	5,798
Granted	46.14	1,146
Exercised	12.52	(226)
Canceled	39.63	(10)
Outstanding at July 1, 2006	24.69	6,708
Granted	47.30	19
Exercised	13.77	(41)
Canceled	25.27	(8)
Outstanding at September 30, 2006	24.82	6,678

The stated stock price for SAR’s issued is reflected in the above table as the exercise price.

There were 19,000 awards granted during the 13-week period ended September 30, 2006 and there were 10,000 options granted during the 13-week period ended September 24, 2005. The fair value of these awards ($18.21) was estimated with the following assumptions: weighted average risk free interest rate 4.65%, dividend yield 1.1%, expected volatility 35%, and expected life 6.32 years. The total grants awarded in the 39-week periods ending September 30, 2006 and September 24, 2005 came to 1,186,250 and 772,450, respectively.

The weighted-average remaining contract life for options outstanding at September 30, 2006 is 7.72 years. Options outstanding at September 30, 2006 have exercise prices ranging from $7.00 to $53.12. At September 30, 2006, options to purchase 2,096,452 shares are exercisable.

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

	13-Weeks Ended
	September 30,	September 24,
	2006	2005

Balance - beginning of the period	$24,906	$16,218
Accrual for products sold
during the period	15,135	3,250
Expenditures	(11,068)	(2,700)
Balance - end of the period	$28,973	$16,768

	39-Weeks Ended
	September 30,	September 24,
	2006	2005

Balance - beginning of the period	$18,817	$15,518
Accrual for products sold
during the period	32,731	13,879
Expenditures	(22,575)	(12,629)
Balance - end of the period	$28,973	$16,768

9.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $159.5 million over the next 3 years.

10.	Declared Dividend

The Garmin Board of Directors has approved a post-stock split annual cash dividend of $0.50 per share payable to shareholders of record on December 1, 2006. This dividend will be paid on December 15, 2006.

11.	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN No. 48) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 30, 2006	September 24, 2005

Net sales	100.0%	100.0%
Cost of goods sold	51.3%	48.5%
Gross profit	48.7%	51.5%
Research and development	7.5%	8.0%
Selling, general and administrative	11.6%	9.6%
Total operating expenses	19.1%	17.6%
Operating income	29.6%	33.9%
Other income (expense), net	6.0%	16.3%
Income before income taxes	35.6%	50.2%
Provision for income taxes	5.5%	9.4%
Net income	30.1%	40.8%

	39-Weeks Ended
	September 30, 2006	September 24, 2005

Net sales	100.0%	100.0%
Cost of goods sold	50.3%	47.4%
Gross profit	49.7%	52.6%
Research and development	7.1%	7.7%
Selling, general and administrative	12.0%	11.0%
Total operating expenses	19.1%	18.7%
Operating income	30.6%	33.9%
Other income (expense), net	3.4%	5.2%
Income before income taxes	34.0%	39.1%
Provision for income taxes	5.3%	7.5%
Net income	28.7%	31.6%

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

	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 30, 2006

Net sales	$70,651	$40,588	$237,981	$58,777	$407,997
Gross profit	$39,803	$21,645	$99,708	$37,704	$198,860
Operating income	$28,817	$13,659	$59,517	$18,979	$120,972

13-Weeks Ended September 24, 2005

Net sales	$58,014	$36,389	$96,289	$60,637	$251,329
Gross profit	$31,633	$18,927	$38,548	$40,344	$129,452
Operating income	$22,458	$13,023	$23,496	$26,179	$85,156

39-Weeks Ended September 30, 2006

Net sales	$205,412	$141,406	$644,097	$171,861	$1,162,776
Gross profit	$118,615	$79,484	$269,855	$109,979	$577,933
Operating income	$85,116	$53,718	$155,782	$61,045	$355,661

39-Weeks Ended September 24, 2005

Net sales	$168,051	$130,276	$240,106	$170,044	$708,477
Gross profit	$89,355	$66,174	$103,657	$113,445	$372,631
Operating income	$62,603	$43,957	$61,746	$71,673	$239,979

Comparison of 13-Weeks Ended September 30, 2006 and September 24, 2005

Net Sales

	13-weeks ended September 30, 2006		13-weeks ended September 24, 2005		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$70,651	17.3%	$58,014	23.1%	$12,637	21.8%
Marine	40,588	9.9%	36,389	14.5%	4,199	11.5%
Automotive/Mobile	237,981	58.4%	96,289	38.3%	141,692	147.2%
Aviation	58,777	14.4%	60,637	24.1%	(1,860)	-3.1%
Total	$407,997	100.0%	$251,329	100.0%	$156,668	62.3%

Increases in sales of 62% for the 13-week period ended September 30, 2006 were primarily due to a strong response to new automotive product offerings, continued strong demand for outdoor and fitness products, and a positive response to our new marine product offerings in the off-season. Approximately 61% of sales in the third quarter of 2006 were generated from products introduced in the last twelve months. Automotive/mobile became a significantly larger portion of our product mix, rising from 38% in the year ago quarter to 58% in the third quarter of 2006.

Total unit sales increased 73% to 1,227,000 in the third quarter of 2006 from 708,000 in the same period of 2005. The higher unit sales volume in the third quarter of fiscal 2006 was primarily attributable to strong sales of products introduced in the prior twelve months, as well as strength in our existing product lines.

Automotive/mobile revenue grew the fastest, nearly 1.5 times the year-ago quarter, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Edge, Forerunner and eTrex “x-series” products released in the first half of 2006 continued to generate outdoor/fitness segment revenue growth that was stronger than expected. Response to new products introduced in the marine markets continued positive, with solid revenue growth relative to the year-ago quarter. Delay of certain OEM programs, WAAS (Wide Area Augmentation System) introduction, and certain other products resulted in lower revenues in the aviation segment in the 13-week period ended September 30, 2006 when compared with the same period in 2005.

Gross Profit

	13-weeks ended September 30, 2006		13-weeks ended September 24, 2005		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$39,803	56.3%	$31,633	54.5%	$8,170	25.8%
Marine	21,645	53.3%	18,927	52.0%	2,718	14.4%
Automotive/Mobile	99,708	41.9%	38,548	40.0%	61,160	158.7%
Aviation	37,704	64.1%	40,344	66.5%	(2,640)	-6.5%
Total	$198,860	48.7%	$129,452	51.5%	$69,408	53.6%

Gross profit dollars in the third quarter of 2006 grew 54% and gross profit margin percentage declined 280 basis points over the same quarter of the previous year. Third quarter gross profit margins increased to 56%, 53%, and 42% in the outdoor/fitness, marine, and auto/mobile segments respectively, when compared to the same quarter in 2005. Third quarter 2006 gross profit margins decreased to 64% within the aviation segment when compared with the third quarter of 2005.

Gross profit margin percentage primarily decreased as a result of automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix, although improved product costs and gross margin improvement in the outdoor/fitness and marine segments provided support, bringing gross margin for the quarter in at 49% overall. Lower than anticipated sales in aviation coupled with a less favorable product mix in this segment kept this typically solid segment from lending support to overall gross margins during the quarter.

Selling, General and Administrative Expenses

	13-weeks ended September 30, 2006		13-weeks ended September 24, 2005		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,816	9.6%	$5,197	9.0%	$1,619	31.2%
Marine	4,295	10.6%	3,969	10.9%	326	8.2%
Automotive/Mobile	31,326	13.2%	9,778	10.2%	21,548	220.4%
Aviation	5,052	8.6%	5,236	8.6%	(184)	-3.5%
Total	$47,489	11.6%	$24,180	9.6%	$23,309	96.4%

The increase in expense was driven primarily by increased advertising spending and increased staffing to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 115% or $12.4 million when compared to the third quarter of 2005. As a percent of sales, advertising increased from 4% of sales in third quarter of 2005 to 6% of sales in third quarter of 2006. Other selling, general and administrative expenses increased as a percent of sales from 5% of sales in the third quarter of 2005 to 6% of sales in the third quarter of 2006. In absolute dollars, other expenses increased $10.9 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended September 30, 2006		13-weeks ended September 24, 2005		Quarter over Quarter
	Research &	% of	Research &	% of
	Development	Revenues	Development	Revenues	$ Change	% Change
Outdoor/Fitness	$4,170	5.9%	$3,978	6.9%	$192	4.8%
Marine	3,691	9.1%	1,935	5.3%	1,756	90.7%
Automotive/Mobile	8,865	3.7%	5,274	5.5%	3,591	68.1%
Aviation	13,673	23.3%	8,929	14.7%	4,744	53.1%
Total	$30,399	7.5%	$20,116	8.0%	$10,283	51.1%

The 51% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 29 new engineering personnel to our staff during the quarter and an increase in engineering program costs during the third quarter of 2006 as a result of our continued emphasis on product innovation. Research and development costs increased $10.3 million when compared with the year-ago quarter, but declined 50 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (51%) was slower than the growth rate of revenues (62%).

Operating Income

	13-weeks ended September 30, 2006		13-weeks ended September 24, 2005		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$28,817	40.8%	$22,458	38.7%	$6,359	28.3%
Marine	13,659	33.7%	13,023	35.8%	636	4.9%
Automotive/Mobile	59,517	25.0%	23,496	24.4%	36,021	153.3%
Aviation	18,979	32.3%	26,179	43.2%	(7,200)	-27.5%
Total	$120,972	29.7%	$85,156	33.9%	$35,816	42.1%

Operating income was down 420 basis points as a percent of revenue when compared to the year-ago quarter due to the decline in gross margins, increased advertising and marketing activities, additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins increased to 41% and 25% within our outdoor/fitness and automotive/mobile segments, respectively, while operating margins decreased to 34% and 32% within our marine and aviation segments, respectively. Our operating margin percentage decreased in part as a function of the gross profit margin percentage decrease, which resulted from the automotive/mobile segment revenues becoming a significantly larger percentage of the Company’s revenue mix, and the fact that aviation revenues declined slightly while R&D costs for our aviation segment continued to grow.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 30, 2006	September 24, 2005
Interest Income	$9,622	$4,726
Interest Expense	(2)	(3)
Foreign Currency Exchange	14,874	36,388
Other	70	(140)
Total	$24,564	$40,971

The average taxable equivalent interest rate return on invested cash during the third quarter of 2006 was 3.8% compared to 2.9% during the same quarter of 2005. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

The $14.9 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2006, when the exchange rate increased to 33.10 TD/USD at September 30, 2006 from 32.37 TD/USD at July 1, 2006. The $36.4 million currency gain in the same quarter of 2005 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the third quarter of fiscal 2005, when the exchange rate increased to 33.19 TD/USD at September 24, 2005 from 31.36 TD/USD at June 25, 2005.

Income Tax Provision

While our earnings before taxes increased 15% when compared to the same quarter in 2005, our income tax expense decreased by $1.0 million, to $22.6 million, for the 13-week period ended September 30, 2006, from $23.6 million for the 13-week period ended September 24, 2005, due to our lower tax rate. The effective tax rate was 15.5% in the third quarter of 2006 and 18.7% in the third quarter of 2005. The lower tax rate in the third quarter of 2006 when compared to the same quarter in 2005 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 20% for the 13-week period ended September 30, 2006 to $123.0 million compared to $102.5 million for the 13-week period ended September 24, 2005.

Comparison of 39-weeks Ended September 30, 2006 and September 24, 2005

Net Sales

	39-weeks ended September 30, 2006		39-weeks ended September 24, 2005		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$205,412	17.7%	$168,051	23.7%	$37,361	22.2%
Marine	141,406	12.2%	130,276	18.4%	11,130	8.5%
Automotive/Mobile	644,097	55.3%	240,106	33.9%	403,991	168.3%
Aviation	171,861	14.8%	170,044	24.0%	1,817	1.1%
Total	$1,162,776	100.0%	$708,477	100.0%	$454,299	64.1%

Increases in sales of 64% for the 39-week period ended September 30, 2006 were primarily due to a continued very strong response to new automotive product offerings, continued solid demand for new outdoor and fitness products which exceeded our expectations, demand for new marine products, in line with our expectations during the off-season, and a small increase in aviation sales due to revenues from OEM, retrofit panel-mount, and portable products.

Total unit sales increased 72% to 3,429,000 in the 39-weeks ending September 30, 2006 from 1,999,000 in the same period of 2005. The higher unit sales volume in the period was primarily attributable to strong sales of new products, most notably automotive portable navigation products, as well as strength in our existing product lines.

Automotive/mobile revenue grew the fastest, nearly 1.7 times the same period in 2005, on the strength of nüvi, c-series, and other personal navigation devices (PNDs), resulting in the automotive/mobile segment becoming a significantly larger part of our product mix. Response to new fitness products like the Edge and Forerunner, along with the new eTrex “x-series” outdoor recreational products with expandable memory, created solid growth in this segment as well. Continued positive response to our new marine products generated solid off-season revenue growth in this segment. While we remain optimistic about the aviation segment, WAAS, product and OEM program delays negatively impacted aviation revenues in the 39-weeks ending September 30, 2006, slowing the expected growth rate of this segment for 2006.

Gross Profit

	39-weeks ended September 30, 2006		39-weeks ended September 24, 2005		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$118,615	57.7%	$89,355	53.2%	$29,260	32.7%
Marine	79,484	56.2%	66,174	50.8%	13,310	20.1%
Automotive/Mobile	269,855	41.9%	103,657	43.2%	166,198	160.3%
Aviation	109,979	64.0%	113,445	66.7%	(3,466)	-3.1%
Total	$577,933	49.7%	$372,631	52.6%	$205,302	55.1%

Gross profit dollars in the 39-weeks ending September 30, 2006 grew 55% and gross profit margin percentage declined 290 basis points over the same period of the previous year, which was in line with our expectations. The 39-week period’s gross profit margins increased to 58% and 56% within the outdoor/fitness and marine segments, respectively, when compared to the same period in 2005. The period’s gross profit margins decreased to 42% and 64% within the automotive/mobile and aviation segments, respectively, when compared with the same period in 2005.

Gross profit margin percentage decreased as a result of the rapidly growing automotive/mobile segment revenues becoming a larger percentage of the Company’s revenue mix, which was somewhat mediated by strong improvement in the outdoor/fitness and marine segment gross margins resulting from well-received new product introductions in those segments. Component prices firmed seasonally as anticipated and automotive product pricing declines were measured, resulting in a gross margin of 50% overall.

Selling, General and Administrative Expenses

	39-weeks ended September 30, 2006		39-weeks ended September 24, 2005
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$20,660	10.1%	$16,295	9.7%	$4,365	26.8%
Marine	15,860	11.2%	14,939	11.5%	921	6.2%
Automotive/Mobile	88,873	13.8%	30,311	12.6%	58,562	193.2%
Aviation	14,774	8.6%	16,245	9.6%	(1,471)	-9.1%
Total	$140,167	12.1%	$77,790	11.0%	$62,377	80.2%

The 80% increase in expense was driven primarily by increased advertising spending. Advertising spending, which included increased television and media ads as well as cooperative advertising, increased $42.8 million when compared to the same period in 2005. As a percent of sales, advertising increased from 5% of sales in the 39-weeks ending September 24, 2005 to 6% of sales in the same period of 2006. Other selling, general and administrative expenses declined as a percent of sales from just over 6% of sales in the 39-weeks ending September 24, 2005 to just under 6% of sales in the 39-weeks ending September 30, 2006. In absolute dollars, other expenses increased $19.6 million when compared to the same period in 2005, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	39-weeks ended September 30, 2006		39-weeks ended September 24, 2005
	Research &	% of	Research &	% of	Quarter over Quarter
	Development	Revenues	Development	Revenues	$ Change	% Change
Outdoor/Fitness	$12,839	6.3%	$10,457	6.2%	$2,382	22.8%
Marine	9,906	7.0%	7,278	5.6%	2,628	36.1%
Automotive/Mobile	25,200	3.9%	11,600	4.8%	13,600	117.2%
Aviation	34,160	19.9%	25,527	15.0%	8,633	33.8%
Total	$82,105	7.1%	$54,862	7.7%	$27,243	49.7%

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 187 new engineering personnel to our staff during the 39-week period ended September 30, 2006 and an increase in engineering program costs during the period as a result of our continued emphasis on product innovation. Research and development costs increased $27.2 million when compared with the year-ago period, but declined 60 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (50%) was slower than the growth rate of revenues (64%).

Operating Income

	39-weeks ended September 30, 2006		39-weeks ended September 24, 2005		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$85,116	41.4%	$62,603	37.3%	$22,513	36.0%
Marine	53,718	38.0%	43,957	33.7%	9,761	22.2%
Automotive/Mobile	155,782	24.2%	61,746	25.7%	94,036	152.3%
Aviation	61,045	35.5%	71,673	42.1%	(10,628)	-14.8%
Total	$355,661	30.6%	$239,979	33.9%	$115,682	48.2%

Operating income was down 330 basis points as a percent of revenue when compared to the same period in 2005 due to the decline in gross margins, increased advertising, finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins increased to 41% and 38% within our outdoor/fitness and marine segments, respectively, while operating margins decreased to 24% and 36% within our automotive/mobile and aviation segments, respectively.

Our operating margin percentage decreased generally in line with the gross profit margin percentage decrease, which resulted from the lower-margin automotive/mobile segment revenues becoming a significantly larger percentage of the Company’s revenue mix, and low aviation revenue growth relative to additions to aviation R&D expenditures, counter-balanced to some extent by margin improvements in our outdoor/fitness and marine product lines as a result of a positive response to new, higher margin products offered in these segments.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 30, 2006	September 24, 2005
Interest Income	$25,464	$13,115
Interest Expense	(14)	(46)
Foreign Currency Exchange	10,386	23,784
Other	3,507	158
Total	$39,343	$37,011

The average taxable equivalent interest rate return on invested cash during the 39-weeks ended September 30, 2006 was 3.6% compared to 2.8% during the same period of 2005.

The $10.4 million currency gain was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the 39-weeks ended September 30, 2006, when the exchange rate increased to 33.10 TD/USD at September 30, 2006 from 32.84 TD/USD at December 31, 2005. The $23.8 million currency gain in the 39-weeks ending September 24, 2005 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar during the same 39-week 2005 period, when the exchange rate increased to 33.19 TD/USD at September 24, 2005 from 32.19 TD/USD at December 25, 2004.

Income Tax Provision

Income tax expense increased by $8.3 million, to $61.2 million, for the 39-week period ended September 30, 2006 from $52.9 million for the 39-week period ended September 24, 2005 due to our higher income before taxes, moderated by a lower tax rate for the period. The effective tax rate was 15.5% in the 39-weeks ending September 30, 2006 and 19.1% in the 39-weeks ending September 24, 2005. The lower tax rate in the 39-weeks ending September 30, 2006 when compared to the same period in 2005 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 49% for the 39-week period ended September 30, 2006 to $333.8 million compared to $224.1 million for the 39-week period ended September 24, 2005.

Liquidity and Capital Resources

Net cash generated by operating activities was $249.1 million for the 39-week period ended September 30, 2006 compared to $175.3 million for the 39-week period ended September 24, 2005. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $133.6 million year-to-date increase in net inventories in this 39-week period of 2006, an increase required to fill strong orders for our products during the 2006 holiday season and to address overall growing demand for our products. Accounts receivable increased $78.9 million, net of bad debts, during the 2006 period due to the shipment of products into the retail channel later in the period. This resulted in the higher receivables balance at the end of the period, as initial holiday shipments began.

Cash flow used in investing activities during the 39-week period ending September 30, 2006 was a $198.6 million use of cash. Cash flow used in investing activities principally related to $45.5 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $151.6 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets of $1.5 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 3.6%.

Cash flows used in financing activities during the period was a $33.0 million use of cash resulting from stock repurchased under our stock repurchase plan, offset by issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

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

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $159.5 million over the next 3 years.

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

The principal currency involved is the Taiwan Dollar. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as its functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our operations, we have elected to retain most of our cash at our Taiwan subsidiary in U.S. dollars. As discussed above, the exchange rate increased 0.8% during the 39-weeks ended September 30, 2006 and resulted in a foreign currency gain of $10.4 million. If the exchange rate decreased by a similar percentage, a comparable foreign currency loss would be recognized.

Interest Rate Risk

As of September 30, 2006, we have minimal interest rate risk as we have no outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2006 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits have been consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint alleges that TomTom is infringing U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330; 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which allege that these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also add Garmin International, Inc. as a counterclaim defendant. The court issued a claim construction order on August 25, 2006. The parties have filed summary judgment motions that are currently pending. The trial is scheduled to commence on February 12, 2007. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we will vigorously defend them.

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V. The Company and the above-named subsidiaries of the Company filed a lawsuit against TomTom International B.V. in the District Court in the Hague, the Netherlands, on June 28, 2006. The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”)..TomTom responded on July 15, 2006 by filing an action for preliminary relief in the District Court in the Hague, the Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design. On November 2, 2006, the court issued a judgment in the preliminary relief proceedings finding that Garmin’s products do not infringe the Registered Design and denying TomTom’s claim for preliminary relief. The court also awarded Garmin approximately 37,000 euros for attorneys’ fees and costs. Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes during the 13-week and 39-week periods ended September 30, 2006 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. The following table lists the Company’s monthly share purchases during the third quarter of fiscal 2006:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

13-weeks ended September 30, 2006	1,155,300	$43.50	1,155,300	1,844,700

Total	1,155,300	$43.50	1,155,300	1,844,700

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an Extraordinary General Meeting of Shareholders on July 21, 2006 for the purpose of approving a two-for-one stock split. Proxies for the meeting were solicited pursuant to Regulation 14A. A total of 98,210,641 common shares, or approximately 90.6 % of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

Approval of a Two-for-One Stock Split:

For	Against	Abstain

98,139,968	51,675	18,998

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 7, 2006

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