Form 10-K
period 2006-12-30
GARMIN LTD
filed 2007-02-28
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 0-31983

GARMIN LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)
5th Floor, Harbour Place, P.O. Box 30464 SMB, 103 South Church Street George Town, Grand Cayman, Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: (345) 946-5203

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.005 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [Ö] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [Ö ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [Ö] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer [Ö ] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [Ö ]

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was approximately $7,260,517,893.

Number of shares outstanding of the registrant’s common shares as of February 23, 2007:
Common Shares, $.005 par value - 216,226,811

Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed no later than 120 days after December 30, 2006	Part III

Garmin Ltd.

2006 Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects”, “anticipates”, “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors”. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

Part I

Item 1. Business

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has four business segments: Marine, Automotive/Mobile, Outdoor/Fitness, and Aviation. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1.

Garmin was incorporated in the Cayman Islands on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin shares in the United States. Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s Internet website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website and such information should not be considered part of this report on Form 10-K.

Company Overview

Garmin is a leading, worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System (“GPS”) technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the automotive/mobile, outdoor/fitness, marine, and general aviation markets.

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

Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability (‘‘SA’’) for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. In a presidential policy statement issued in December 2004, the Bush administration indicated that the U.S. does not intend to implement SA again and is committed to preventing hostile use of GPS through regional denial of service, minimizing the impact to peaceful users. With SA removed, a GPS receiver can calculate its position to an accuracy of approximately 10 meters or less, enhancing the utility of GPS for most applications.

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 19 million products, which includes the delivery of over 5.4 million products during 2006.

Automotive/Mobile Product Introductions

Garmin launched many new products in 2006. Among these were new versions of Garmin’s popular nüvi™ Personal Travel Assistant™ product line. The nüvi family was expanded in 2006 to include the nüvi 360 and the nüvi 660. The nüvi 360 adds Bluetooth™ wireless capability to the nüvi’s already full feature set of a high-sensitivity GPS receiver, language translator, MP3 player, audio book player, currency and measurement converter, world clock and digital photo organizer. The nüvi 660 incorporates a wider and brighter touchscreen, an integrated traffic receiver and an integrated FM transmitter.

Garmin also introduced several new versions of its StreetPilot® line of personal navigation devices (PNDs) in 2006. The StreetPilot c-Series™ line was expanded with the c500 series (c510, c530, and c550 models), which built upon the success of the c300 series by adding several new features, including Bluetooth™ wireless technology, an integrated traffic-detection receiver, a brighter display, a high-sensitivity GPS receiver, an MP3 player, and optional (purchased separately) Garmin Travel Guide™ functionality - giving users reviews and recommendations for restaurants, hotels, shopping, nightlife, sporting events, and tourist attractions. The StreetPilot 2700 series was also updated with the introduction of the StreetPilot 2820, a premium navigation device which adds Bluetooth™ wireless connectivity and other upgrades to the features of the 2700 series. Garmin also introduced the zūmo™ in 2006, a navigator designed specifically for the motorcycle market with such features as left-handed controls, a high-bright display, Bluetooth™ “hands-free-to-helmet” wireless technology capability, and a rugged locking mount.

Garmin continued its expansion in the rental car market in 2006 by announcing agreements to supply GPS navigation devices to Enterprise Rent-A-Car, Avis Rent A Car and Budget Rent A Car.

Garmin also expanded its Garmin Mobile™ service and family of products in 2006. Building upon its September 2005 launch of Garmin Mobile -- a subscription-based navigation service for select mobile phones and providers -- Garmin added the availability of new dynamic content for Garmin Mobile (including fuel prices, weather conditions and forecasts, and traffic information) and later announced that Garmin Mobile would be available on select BlackBerry devices, in addition to certain Sprint and Nextel handsets. Garmin also introduced Garmin Mobile 20, an automotive navigation system that delivers Garmin’s voice-prompted, turn-by-turn directions using Bluetooth wireless technology on Nokia, Windows Mobile and Treo 650 Smartphones, and Garmin Mobile 10, a product that turns Bluetooth enabled devices such as laptops, smartphones, Pocket PCs (personal computers), and PDAs (personal data assistants) into GPS navigators.

Outdoor/Fitness Product Introductions

In the category of GPS-enabled fitness products, Garmin began selling its next generation Forerunner® products in 2006: the Forerunner 205 and Forerunner 305. The wrist-worn Forerunner 205 and 305 fitness products were redesigned from the first generation Forerunners to maximize GPS satellite reception and to provide a sleeker design. To help promote the release of the new Forerunner products, Garmin helped sponsor more than a dozen marathons and cycling events in 2006 and early 2007.

Marine Product Introductions

Garmin introduced several new marine radar products in 2006 and, in November 2006, we introduced a new and completely redesigned line of marine chartplotters, sonar, and combination units for the 2007 boating season. These new marine products offer a new “flat screen” design, a new user interface, satellite photo-generated cartography, and other new features.

Aviation Product Introductions

Garmin’s G1000 integrated avionics suite received Federal Aviation Administration (“FAA”) certification in September 2006 for incorporation into Cessna’s Citation Mustang very light jet.

In November 2006, Garmin’s GNS 400/500 panel-mount avionics products received the FAA’s TSO C146a Gamma-3 certification, which enables pilots to fly Lateral-Precision with Vertical (LPV) guidance approaches and receive GPS navigation via the Wide Area Augmentation System (WAAS).

Garmin also introduced the GPSMAP 496 aviation handheld product as an upgrade to the GPSMAP 396.

Expansion of Facilities

In October 2006, Garmin’s United Kingdom subsidiary acquired a building in Totton, Southampton, England to serve as the new headquarters for Garmin (Europe) Ltd., Garmin’s United Kingdom subsidiary. The facility contains building space of approximately 155,000 sq. ft, including more than 129,000 sq. ft of warehouse space, which will serve as the European headquarters for distribution, marketing, and product support.

In February 2006, Garmin’s Taiwan subsidiary acquired a 223,469 sq. ft. facility in Jhongli, Taiwan, which now serves as our second manufacturing facility for consumer products.

 Chicago Retail Store

In November 2006, Garmin opened its first retail store which is located in Chicago’s North Michigan Avenue shopping district. The store is intended to serve as a showcase for Garmin’s broad range of products.

Acquisitions

In November 2006, Garmin acquired Dynastream Innovations Inc., a Canadian company specializing in the field of personal monitoring technology - such as foot pods and heart rate monitors for sports and fitness products - and a provider of wireless connectivity solutions for a wide range of applications. Dynastream’s products address the needs of a broad spectrum of fitness consumers and are expected to complement Garmin’s fitness products.

Two-For-One Stock Split

Garmin’s shareholders approved a two-for-one stock split on July 21, 2006, which was effective on August 15, 2006.

Products

Garmin has achieved a leading market position and a history of consistent growth in revenues and profits by offering ergonomically designed, user-friendly products with innovative features and designs covering a broad range of applications and price points. Garmin’s target markets are currently broken down into four main segments - automotive/mobile, outdoor/fitness, marine and aviation.

Automotive/Mobile

Garmin currently offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market. Garmin believes that its consumer products are known for their value, high performance, innovation and ergonomics. The table below includes a sampling of the automotive and mobile products that Garmin currently offers to consumers around the world.

nüvi (8 models)
The nüvi is an all-in-one Personal Travel Assistant™ that combines a full-featured GPS navigator, optional language translator, MP3 player, audio book player, currency and measurement converter, world clock and digital photo organizer. Users can also choose to purchase optional software enabling the nüvi to be used as a digital coupon book (Garmin SaversGuideTM) or as a travel assistant that provides reviews and recommendations for restaurants, hotels, shopping, night life, sporting events, tourist attractions, and more (Travel Guide™). The nüvi 600 series offers the user a wider and brighter screen and an integrated FM traffic receiver, as well as other features, including the option for MSN Direct content on the nüvi 680 (announced in January 2007). The nüvi comes in separate North American and European versions, as well as a combined version (the nüvi 670 - announced in January 2007) that contains pre-loaded street maps for both continents. In fiscal years 2006, 2005, and 2004, the nüvi class of products represented approximately 28%, 2%, and 0% of Garmin’s total consolidated revenues.

StreetPilot (15 models)
The StreetPilot i-Series™ (comprised of the i2™, i3™, and i5™) are Garmin’s smallest, most inexpensive line of automotive navigators, yet still offer color screens (i3 and i5) and voice prompted, turn-by-turn directions The StreetPilot c-300 series (c310, c320, c330, c340,) features Garmin’s touch-screen interface and turn-by-turn voice directions. The StreetPilot c340 adds the ability to speak street names and also to utilize real-time traffic information in select major metro areas through Garmin’s separate GTM 10 receiver. The StreetPilot c-500 series (c510, c530, c550 and c580) adds Bluetooth Wireless Technology, integrated traffic capabilities (separate subscription required), a high bright display, and a high-sensitivity GPS receiver. The StreetPilot 2720 and 2820 are full-featured navigators in a different form factor. The StreetPilot 7000-Series (7200 and 7500) are high-end automotive units that display navigation, entertainment, traffic, and weather information on a large, seven-inch touch-screen. In fiscal years 2006, 2005, and 2004, the StreetPilot class of products represented approximately 28%, 30%, and 14% of Garmin’s total consolidated revenues.

Quest™ (2 models)
Pocket-sized, portable, GPS units with navigation features, including 256-color, bright, sunlight-readable display, automatic routing with turn-by-turn directions and voice guidance, and 115 MB of internal memory. The Quest 2 adds pre-loaded maps of the United States, Canada, and Puerto Rico.

zūmo™ (3 models)
A motorcycle-specific navigator with features including a glove-friendly touch screen with left-handed controls, high bright sunlight-readable display, motorcycle mount, vibration-tested design and Bluetooth wireless technology. An SD (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders. The zūmo 550 is also compatible with XM satellite radio. The zūmo 450 (announced in January 2007) offers a lower price point by subtracting such features as Bluetooth wireless technology, text-to-speech and XM compatibility.

Garmin Mobile™	Garmin Mobile is a subscription-based software application that lets compatible cell phones with either Sprint or Nextel service plans function as versatile GPS navigators.

Garmin Mobile™ 10/20 (2 models)
Garmin Mobile 10 allows customers to add wireless navigation capabilities to their Bluetooth-enabled laptop, smartphone, Pocket PC or PDA via the Garmin Mobile software application and a small portable GPS receiver, which can either be mounted in the vehicle or clipped to the user’s clothes. Garmin Mobile 20 is designed specifically for Bluetooth-enabled smartphones and comes with a compact and portable smart mount for the phone, which combines a high-sensitivity GPS receiver, Bluetooth hands-free kit, adjustable phone cradle and 12-volt phone charger all in one. Garmin Mobile 10 and 20 are also able to access real-time content from the Garmin Online server, including traffic information, gasoline prices, weather, and hotel information.

GPS 18 (2 models)
The GPS 18 turns a PC laptop into a GPS navigator. It is offered as a stand-alone sensor or bundled with Garmin’s nRoute™ and City Select software that automatically guides with turn-by-turn directions and voice prompts. The GPS 18 comes in two different models offering the choice of either a PC or USB connection.

Outdoor/Fitness

Garmin currently offers GPS-enabled handheld products for outdoor activities and training assistants for athletic pursuits. The table below includes a sampling of the primary fitness and outdoor products that Garmin currently offers to consumers.

Forerunner® (5 models)
Compact, lightweight training assistants for athletes with integrated GPS sensor that provides speed, distance and pace data. Some models also offer a heart rate monitoring function. The Forerunner product line was updated in early 2006 to include two new models (Forerunner 205 and 305) with a redesigned style, shape and a new high sensitivity GPS receiver.

Edge® (2 models)
Integrated personal training systems designed for cyclists. The Edge 205 measures speed, distance, time, calories burned, climb and descent, altitude and more. The Edge 305 adds a heart rate monitor and/or wireless speed/pedaling cadence sensor.

eTrex ® (9 models)
Compact handheld GPS units for outdoor enthusiasts. All models are waterproof and have rugged designs. The eTrex Summit and eTrex Vista have electronic compass and barometric altimeter functions. eTrex Venture has a worldwide database of cities. eTrex Legend and eTrex Vista have internal basemaps of either North and South America or Europe. eTrex Camo features a camouflaged design and a hunting and fishing almanac. The eTrex Legend Cx, Vista Cx and Venture Cx models offer a bright color TFT (thin film transistor) display, together with automatic route generation, longer battery life and memory card slots. The Legend Cx and Vista Cx also come with removable 64 MB microSD cards.

GPS60 (4 models)
The GPS 60 is a basic GPS without mapping while the GPSMAP 60 offers a monochrome display and 24 MB of downloadable memory. The GPSMAP 60Cx and the GPSMAP 60CSx were released in 2006 and feature a new high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 64mb microSD card.

GPS 72	Rugged, handheld GPS for land or marine navigation. Features include 1 MB internal memory for loading MapSource points of interest and high contrast 4-level gray scale display.

GPS 76 (5 models)
Handheld GPS with large display and a waterproof case which floats in water. Preloaded with U.S. tidal data. The GPS 76 is a basic GPS without a basemap. The GPSMAP 76 has an internal basemap and MapSource® compatibility for street level mapping and detailed marine charts. The GPSMAP 76S additionally features a barometric altimeter and an electronic compass. In 2006, Garmin added the GPSMAP 76Cx and the GPSMAP 76CSx to this family of products, which feature a new high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 128mb microSD card, all in the same rugged and waterproof housing that floats in water.

Rino® (5 models)
Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 120 has an internal basemap and MapSource compatibility for street-level mapping. The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and National Oceanic and Atmospheric Administration (NOAA) weather radio receiver. The Rino 520 has 5 watts of transmit power, color display, mini-USB interface, and a turn-by turn automatic route calculation for use in automobiles. The Rino 530 has all of the features of the Rino 520, plus a seven-channel weather receiver, electronic compass, and barometric altimeter.

Marine

Garmin’s marine lineup includes network products and multifunction displays, fixed-mount GPS/chartplotter products, and sounder products. Garmin revamped its marine product offerings for the 2007 boating season (announced in November 2006). The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 5000 series (4 models)
Announced in February 2007 and expected to be available in June 2007, these touch- screen multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data offer ease of use and video-quality resolution and color. The 5212 and 5208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3D map perspective, aerial reference photos, and auto guidance.

GPSMAP® 4000 series/ 4200 series (4 models)
Announced in 2006 and expected to be available in June 2007, these multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color. The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3D map perspective, aerial reference photos, and auto guidance.

GPSMAP® 3000 series/
These configurable chartplotter/multifunction displays (MFDs) are all network-enabled and come in either a 10”, 6” or 5” display. The GPSMAP 3200 series of multifunction displays for the Garmin Marine Network feature pre-loaded Marine Detail Charts of the U.S. coastline, including Alaska and Hawaii.

3200 series (6 models)

GDL 30 & 30A
These weather data receivers deliver real-time XM WX Satellite Weather data for the continental United States to Garmin Marine Network compatible display units. In addition, the GDL 30A adds CD-quality audio capability utilizing the XM Satellite Radio service.

GSD 21 and 22	These “black-box” sounders interface with Garmin display units and chartplotters and enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package.

GMS 10	The GMS 10 Network Port Expander is the "nerve center" of the Garmin Marine Network. This 100-Mbit switch is designed to support the connection of multiple sensors to the Garmin Marine Network.

Other Marine Products

Fishfinders (5 models)
Garmin offers five different fishfinder options spanning various price points. All models feature Garmin’s Ultrascroll™ technology, which allows boaters to get a faster refresh rate on their sonar display, and dual-beam transducer operation. Three of the models offer color displays. Garmin’s newest fishfinder - the Fishfinder 400C - comes with dual beam or dual frequency transducers for easy adaptability to either freshwater or saltwater fishing. It also offers a new, easy-to-use interface and built in CANet connectivity to enable sonar data to be shared with compatible Garmin chartplotters.

GPSMAP® 4x0 and 5x0 series (24 models)
Announced in November 2006 and expected to be available in the first quarter of 2007, the 4x0 and 5x0 chartplotters and chartplotter/sonar units feature new, highly-detailed pre-loaded marine cartography and offer a wide variety of display sizes and networking options. All units are compatible with Garmin’s BlueChart® g2™ data cards.

Radar (5 models)
Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen. The GMR 18, 21 and 41 models are digital radome products in various sizes and power specifications. The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range.

Aviation

Garmin’s panel-mounted product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, receivers, instrument landing system (ILS) receivers, digital transponders (which transmit an aircraft’s altitude and its flight identification number in response to requests transmitted by ground-based air traffic control radar systems or collision avoidance devices on other aircraft), marker beacon receivers and audio panels.

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998. In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements. The GPSMAP 496, which was introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine. Garmin was ranked No. 1 among aviation electronics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in Professional Pilot magazine’s survey of its readers in 2003, 2004 and 2005 and was ranked No. 2 in 2006. Also, Garmin was ranked No. 1 among avionics manufacturers for avionics product support in Professional Pilot magazine’s survey of its readers in each of the last four years (2003, 2004, 2005 and 2006). Aviation International News also ranked Garmin No. 1 in avionics product support in 2006. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s panel-mounted aviation products are sold in both new aircraft and the retrofit market where existing aircraft are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Raytheon Aircraft Company, Diamond Aircraft Industries, Mooney Aircraft Corporation and Columbia Aircraft Manufacturing Corporation through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays. The G1000 also comes with an optional integrated autopilot - the GFC70. Garmin also has expanded its G1000 sales to the business jet segment, such as Cessna with its newly certified Citation Mustang jet and Embraer who announced in November 2005 that Garmin’s G1000 integrated flight deck had been selected for Embraer’s new Phenom 100 (very light jet) and Phenom 300 (light jet) programs.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPSMAP® 96 & 96C	Portable units integrating GPS navigation with Jeppesen database and comprehensive towers-and-obstacles database. GPSMAP 96C offers a color display and 119 MB of memory for downloadable maps.

GPSMAP 296
In addition to a 3.8” diagonal color display, this portable GPS receiver offers new features like terrain cautions and alerts, sectional chart-like topographic data, a built-in obstacle database, and a transparent navigation arc view for course, speed and distance information.

GPSMAP 396
A portable navigation device that offers users GPS navigation, XM WX Satellite Weather™ capability, featuring Next Generation Radar (NEXRAD), a terrain awareness and warning system (TAWS), and XM entertainment programming, among other features.

GPSMAP 496
The GPSMAP 496, which was introduced in July 2006, expands on the GPSMAP 396 by adding such new features as Garmin’s SafeTaxi™ airport diagrams, Aircraft Owners and Pilots Association (AOPA) Airport directory data, enhanced high-resolution terrain database, accelerated GPS update rate, and pre-loaded automotive maps of North America.

iQue 3600a
Combines the convenience of a Palm PDA with the features of a Garmin GPS aviation portable. Features include Jeppesen database and obstacle databases, “Terrain” mode, detailed Sectional chart-style overview, and a patent-pending aviation cradle mount. Also features a suite of personal information management (PIM) applications, voice recorder, MP3 player and SD card slot for memory expansion. Optional MapSource CD downloads and user-selectable formats enable the iQue 3600a to move from plane to automobile.

Panel-mount aviation products:

G1000
The G1000 integrates navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. The G1000 offers general aviation airplane manufacturers an easy-to-install solution for flight displays and provides the aircraft owner the benefits of a state-of-the-art avionics system which relies on modern technologies such as solid state components and bright, sunlight-readable TFT displays.

400 Series (3 models)
The GNS 430 was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities. The 430 Series units may now be ordered with or upgraded to Wide Area Augmentation System (WAAS) capability.

500 Series (2 models)
These units combine the features of the 400 series along with a larger 5” color display. The 530 Series units may now be ordered with or upgraded to Class B Terrain Awareness and Warning System (TAWS-B) and Wide Area Augmentation System (WAAS) capability.

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 340 & 347
The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities. The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface.

GTX™ 330 & 330D	FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS).

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

GDL 90
The GDL 90 is the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards. The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar. The GDL 90 relies on the infrastructure that is part of the FAA’s Safe Flight 21 program. This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place along the East Coast and other selected areas of the U.S.A. Additional installations of the ADS-B ground stations are planned. The ground stations can track aircraft movement and eventually are expected be used to broadcast traffic and weather services. Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

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

Sales and Marketing

Garmin’s consumer products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 30, 2006. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), Romsey (effective April 2007 Southampton), U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia, Australia and New Zealand). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product marketing is handled through its dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. electronics retailers;

•	BDI/Laguna—a large distributor who sells to such dealers as Amazon.com;

•	Boaters World—a leading off-shore marine retailer with multiple locations;

•	Cabela’s—a major hunting and fishing catalog retailer for the outdoor marine market with “super store” and “destination store” locations;

•	Circuit City—a leading U.S. electronics retailer;

•	REI (Recreational Equipment Inc.)—a specialty outdoor gear consumer cooperative;

•	Target—a leading mass merchandise chain of retail stores;

•	Wal-Mart—one of the world’s largest mass retailers;

•	West Marine—the largest U.S. marine retailer specializing in offshore boating equipment; and

•	Wynit—a large distributor who sells to such dealers as Costco and Comp USA.

Garmin’s Europe, Middle East and Africa consumer product marketing is handled through local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K., these distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles its Asia marketing effort.

Garmin’s panel-mount aviation products are sold through distributors around the world. Garmin’s largest aviation distributors include Sportsman’s Market, Tropic Aero and JA Air Center. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment. Garmin’s portable aviation products are sold through distributors and through catalogs.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEM). In the consumer market, Garmin’s products are sold to certain automotive and motorcycle OEMs such as Chrysler/Mopar, Toyota, Harley-Davidson, BMW Motorrad, and Honda Motorcycle and certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, and Alamo. Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Mazda, Saab and Ford. Garmin’s products are also standard equipment on various models of boats manufactured by Allison Boats, Bennington Marine, Cigarette Racing Team, Inc., Cobalt Boats, G3 Boats, Premier Marine and Pro Sports Boats and are optional equipment on boats manufactured by Chaparral Boats, Inc., Cruiser Yachts, Formula Boats, Glacier Bay Catamarans, Inc., Mastercraft Boat Company and Pro-Line Boats. In the aviation market, Garmin’s avionics are standard equipment on various models of aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, Columbia Aircraft Manufacturing Corporation, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, Mooney Aircraft Corporation, Raytheon Aircraft Company, Robinson Helicopter, and the New Piper Aircraft Company. Other aircraft manufacturers offer Garmin’s products as optional equipment.

Competition

The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom NV, Magellan Navigation, Inc. (“Magellan”), Alpine Electronics, Inc., Navman, Mio Technology Ltd. and Sony Corporation. Garmin believes that its principal competitors for handheld recreational product lines are Magellan and Lowrance Electronics, Inc. (“Lowrance”) For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”), Navman, the Standard Vertex Division of Yaesu Co. Ltd. (“Standard”), and Simrad Yachting AS. For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., Navman, Simrad and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Lowrance, for portable GPS units, and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Meggitt PLC, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems and Free Flight Systems for panel-mount GPS and display units. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra and Audiovox Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 970 people worldwide as of December 31, 2006. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	Fiscal Years Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
($'s in thousands)
Research and development	$113,314	$74,879	$61,580
Percent of net sales	6.4%	7.3%	8.0%

Manufacturing and Operations

Garmin believes that one of its core competencies is its manufacturing capability at its Shijr and Jhongli, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility. Garmin believes that its vertically integrated approach has provided it the following benefits:

Reduced time-to-market. Utilizing concurrent engineering techniques, Garmin’s products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins. In this manner, Garmin attempts to reduce the time required to move a product from its design phase to mass production deliveries, with improved quality and yields. Reducing time to market has enabled Garmin to offer several industry firsts, such as the Rino GPS-enabled Family Radio Service/General Mobile Radio Service two-way radio, the iQue 3600a portable digital assistant with integrated GPS and mapping, and the GNS 430, which integrates traditional aviation navigation and communications systems with GPS in a single package.

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

Logistical agility. Operating its own manufacturing facilities helps Garmin minimize problems, such as component shortages and long component lead times which are common in the electronics industry. Many products can be re-engineered to bypass component shortages or reduce cost and the new designs can be delivered to market quickly. Garmin reacts rapidly to changes in market demand by striving to maintain a safety stock of long-lead components and by rescheduling components from one product line to another.

Garmin’s design, manufacturing, distribution, and servicing processes in our US, Taiwan, and UK facilities are certified to ISO 9001-2000, an international quality standard developed by the International Organization for Standardization. Garmin’s Taiwan manufacturing facilities have also achieved TS 16949:2002 certification, a quality standard for automotive suppliers. In addition, Garmin’s aviation panel-mount products are designed and manufactured according to processes which are approved and monitored by the FAA.

In January 2007, Garmin’s Taiwan facilities also achieved certification of their environmental management systems to the ISO14001:1994 standard. This certification recognizes that Garmin’s Taiwan subsidiary has systems and processes in place to minimize or prevent harmful effects on the environment and to strive continually to improve its environmental performance.

Materials

Garmin purchases components for its products from a number of suppliers around the world. For certain components, Garmin relies on sole source suppliers. The failure of our suppliers to deliver components in sufficient quantities and in a timely manner could adversely affect our business.

Seasonality

Our sales are subject to some seasonal fluctuation. Typically, sales of our consumer products are highest in the second quarter, due to increased demand during the spring and summer marine season and the Father’s Day/graduation buying season, and in the fourth quarter, due to increased demand during the holiday buying season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

Backlog

Our sales are generally of a consumer nature and there is a relatively short cycle between order and shipment. Therefore, we believe that backlog information is not material to the understanding of our business. We typically ship most orders within 72 hours of receipt.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of February 26, 2007, we held 291 U.S. patents and 13 foreign patents. As of February 26, 2007, we had 190 U.S. patent applications and 26 foreign patent applications pending. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. As of February 26, 2007, we held 68 U.S. trademark registrations and 135 foreign trademark registrations. Additional trademarks are pending registration.

We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

There is no assurance that our current patents, or patents which we may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will preclude us from manufacturing and marketing certain products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communication Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products or enhancements to Garmin’s products or losing certification for Garmin’s existing products could adversely affect our business. In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

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

Environmental Matters

The European Union (“EU”) has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS Directive") and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and hexavalent chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that were to go into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We have established a program in order to comply with such laws and regulations as they are enacted by the EU member states. We have modified the design of our products and our manufacturing processes in order to comply with such laws and regulations.

The People’s Republic of China has enacted legislation which is widely known as “China RoHS”. The first phase of China RoHS will take effect on March 1, 2007 and will require the disclosure and marking of certain substances, including lead, mercury, cadmium and hexavalent chromium in certain electronic products. We have established a program in order to comply with the first phase of China RoHS.

The State of California has enacted legislation similar to the RoHS Directive and other states and countries have promulgated or proposed legislation similar to the RoHS Directive and/or the WEEE Directive. The need for and cost of our compliance with such legislation cannot yet be determined but the cost could be substantial.

Several states have enacted laws pertaining to the reduction of mercury in products and the labeling of mercury-containing products, including the member states of the Interstate Mercury Education and Reduction Clearinghouse (IMERC). Some of these laws, including those in Connecticut, New York, Vermont and Louisiana, are applicable to certain of Garmin’s GPS products. We have established an ongoing compliance program to ensure that we are fulfilling the notice and labeling requirements set forth in the relevant mercury legislation.

Portable Garmin products which use AC/DC adapters as an option for battery charging would require submissions of energy-use profiles if and when the future implementing measures resulting from the EU EuP (Energy Using Products) Directive define such products as being within their scope.

Employees

As of December 30, 2006, Garmin had 4,751 full-time employees worldwide, of whom 1,728 were in the United States, 53 were in Canada, 2,807 were in Taiwan, 160 were in Europe, and 3 were in other global locations. None of Garmin’s employees are represented by a labor union or covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

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

If a significant number of satellites were to become inoperable, unavailable or are not replaced, it would impair the current utility of our Global Positioning System products and would have a material negative effect on our business. In addition, there can be no assurance that the U.S. government will remain committed to the operation and maintenance of Global Positioning System satellites over a long period, or that the policies of the U.S. government that provide for the use of the Global Positioning System without charge and without accuracy degradation will remain unchanged. Because of the increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals. However, in a presidential policy statement issued in December 2004, the Bush administration indicated that the U.S. is committed to supporting and improving the Global Positioning System and will continue providing it free from direct user fees.

Some of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS). WAAS is operated by the Federal Aviation Administration (FAA). Any curtailment of the operating capability of WAAS could result in decreased user capability for many of our aviation products, thereby impacting our markets.

Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

A shut down of U.S. airspace or imposition of restrictions on general aviation would harm our business.

On September 11, 2001, terrorists hijacked and crashed four passenger aircraft operated by commercial air carriers, resulting in major loss of life and property. Following the terrorist attacks, the FAA ordered all aircraft operating in the U.S. to be grounded for several days. In addition to this shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the FAA on those flights that fly utilizing Visual Flight Rules (VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the USA) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR).

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

If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. From time to time we have experienced delays in shipping certain of our new products and any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

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

Gross margins for our products may fluctuate or erode.

Gross margins on our automotive/mobile products have been declining due to price reductions in the increasingly competitive market for personal navigation devices (PNDs). We expect that gross margins on automotive/mobile products will continue to erode. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Our quarterly operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our stock would likely decline. As we expand our operations, our operating expenses, particularly our advertising and research and development costs, may increase as a percentage of our sales. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be negatively affected.

Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of certain of our marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the recreational marine, fishing, and travel season. Sales of our automotive/mobile products also tend to be higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

Our business is subject to risks associated with doing business internationally. We estimate that approximately 38% of our net sales in the fiscal year ended December 30, 2006 represented products shipped to international destinations. Accordingly, our business, financial condition and results of operations could be harmed by a variety of international factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

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

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Our Cayman Islands counsel has advised that they are not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, complete and integrate such transactions.

We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into any strategic partnerships with parties who can provide access to those assets, additional product or services offerings or additional industry expertise. In December 2006, we acquired Dynastream Innovations, Inc. In January 2007, we acquired Digital Cyclone, Inc. and EME TecSat SAS. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Any future acquisition could result in difficulties assimilating acquired operations and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

The market price of our common shares has been, and may continue to be, highly volatile. During 2006, the closing price of our common shares ranged from a low of $29.75 to a high of $56.89. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of February 15, 2007 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 41% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Unlike many jurisdictions in the United States, Cayman Islands law does not currently provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The Grand Court of the Cayman Islands must also sanction the convening of these meetings and the terms of the amalgamation. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

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

Garmin Corporation, owns and occupies a 249,326 square feet facility in Shijr, Taipei County, Taiwan and a 223,469 square feet facility in Jhongli, Tao-Yang County, Taiwan where it manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries.

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 52,000 square foot facility and a 33,000 square foot aircraft hangar, flight test and certification facility on this land.

Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products.

Garmin International, Inc. leases approximately 15,000 square feet of space at 669 North Michigan Avenue in Chicago, Illinois which is used as a retail store and showroom for Gamin products. This lease expires in November 2016.

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

Garmin (Europe) Ltd. leases an aggregate of 33,642 square feet under four leases in Romsey, England for warehousing, marketing and supporting Garmin products in Europe, Africa and the Middle East. Garmin (Europe) Ltd. also repairs products at this facility. In October 2006, Garmin (Europe) Ltd purchased a 155,000 sq. ft. building located in Totton, Southampton, England and expects to relocate its operations to this building beginning in April 2007.

Dynastream Innovations, Inc. leases an aggregate of 14,575 square feet in two buildings in Cochrane, Alberta, Canada.

Item 3. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

 On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). Garmin International believes that it should not be found liable for infringement of the ‘671 patent and additionally that the ‘671 patent is invalid. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the court held a hearing on construction of the claims of the ‘671 patent. The parties await the court’s ruling on Garmin’s summary judgment motion and the court’s claim construction order. On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend these actions.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. (Wisconsin)

These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits have been consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint claims that certain TomTom products infringe U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330; 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which claim that certain products sold by these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also added Garmin International, Inc. as a counterclaim defendant. On December 22, 2006 the court ruled on summary judgment motions filed by the parties. The court ruled that Garmin Ltd. and its subsidiaries did not infringe any claim of any of the three patents asserted by TomTom in its counterclaims, that TomTom did not infringe certain claims of the patents asserted by Garmin and that certain claims of some of the patents asserted by Garmin were invalid. Ten claims asserted against TomTom by Garmin under a total of four patents remain unadjudicated and Garmin has filed a motion to reopen the case to address these claims. This motion is currently pending before the court.

Garmin Ltd. v. TomTom, Inc. (Texas)

On August 23, 2006, Garmin Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas claiming that certain TomTom products infringe U.S. Patent No. 7,062,378 owned by Garmin Ltd. On October 20, 2006 TomTom filed an answer denying infringement and also filed a motion to transfer the lawsuit to the United States District Court for the Western District of Wisconsin, which motion has been opposed by Garmin. On December 20, 2006 the court held a hearing on the motion to transfer and the motion is currently pending before the court. The case is currently in the early stages of discovery. Pending its ruling on the motion to transfer, the court has scheduled the trial for November 2008.

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V.

Garmin Ltd. and the above-named subsidiaries of Garmin Ltd. filed a lawsuit against TomTom International B.V. in the District Court in the Hague, the Netherlands, on June 27, 2006. The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”). TomTom responded on July 14, 2006 by filing an action for preliminary relief in the District Court in the Hague, the Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design. TomTom has also filed a counterclaim for infringement of the Registered Design in the main lawsuit. On November 2, 2006, the court issued a judgment in the preliminary relief proceedings finding that Garmin’s products do not infringe the Registered Design and denying TomTom’s claim for preliminary relief. TomTom has filed an appeal of this judgment. The court also awarded Garmin approximately 37,000 euros for attorneys’ fees and costs. Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that our products do not infringe the Registered Design and we intend to vigorously prosecute our lawsuit seeking a declaration of non-infringement.

Garmin (Europe) Ltd. v. TomTom International B.V.

 On July 17, 2006, Garmin (Europe) Ltd. filed a lawsuit against TomTom International B.V. in the High Court of Justice in London, England. The lawsuit seeks a declaration that United Kingdom Patent No. GB 2400293 B (the “’293 patent”) owned by TomTom International B.V., is invalid and an order that the ‘293 patent be revoked. On July 31, 2006, TomTom International B.V. filed a defense indicating that it intended to defend this lawsuit and also filed a counterclaim alleging that certain models of Garmin’s StreetPilot products and Garmin’s nüvi products infringe the ‘293 patent. Garmin (Europe) Ltd. believes that none of its products infringe the ‘293 patent and that the ‘293 patent is invalid. On December 20, 2006, Garmin (Europe) Ltd. filed a second lawsuit against TomTom International B.V. in the High Court of Justice in London, England. This lawsuit seeks declarations that United Kingdom Patent Nos. GB 2400292 B (the “’292 patent”) and GB 2400294 B (the “’294 patent”), owned by TomTom International B.V., are invalid and seeks orders that the ’292 and ’294 patents be revoked. On January 17, 2007, TomTom International B.V. filed a defense indicating that it intended to defend this lawsuit. Garmin (Europe) Ltd. intends to prosecute vigorously its actions seeking declarations of invalidity and revocation of the ’292, ‘293, and ’294 patents and to defend vigorously TomTom’s allegation of infringement of the ‘293 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s counterclaim under the ‘293 patent is without merit and we intend to vigorously defend it.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2006.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 8, 2007.

Dr. Min H. Kao, age 58, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been President of Garmin International, Inc. since March 2002, Chairman of Garmin International, Inc. since July 2004 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002. Dr. Kao has been President of Garmin USA, Inc. since March 2002 and a director of Garmin USA, Inc. since December 2001. Dr. Kao has been President of Garmin AT, Inc. and a director of Garmin AT, Inc. since August 2003. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. Dr Kao has been a director of Garmin (Europe) Ltd. since 1992, a director of Garmin N.V. and Garmin B.V. since 2005 and a director of Dynastream Innovation, Inc, since December 2006. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Kevin S. Rauckman, age 44, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman has been Chief Financial Officer and Treasurer and a director of Garmin AT, Inc. since August 2003. Mr. Rauckman has been a director of Garmin Corporation since July 2004. Mr. Rauckman has been a director of Garmin (Europe) Ltd. since July 2004 and a director of Dynastream Innovations, Inc. since December 2006. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 51, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been General Counsel of Garmin International, Inc. since February 1998 and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Mr. Etkind has been General Counsel and Secretary of Garmin AT, Inc. since August 2003. He has been Secretary of Garmin (Europe) Ltd. since March 2001 and a director of Garmin N.V. since 2005. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Clifton A. Pemble, age 41, has served as a director of Garmin Ltd. since August 2004. He has been a director of Garmin International, Inc. and Garmin USA, Inc. since July 2004. He has been a director of Garmin Corporation and Garmin (Europe) Ltd. since July 2004. Mr. Pemble has been a director of Garmin AT, Inc. since August 2003 and a director of Dynastream Innovations, Inc. since December 2006.. He has been Vice President, Engineering of Garmin International, Inc. since 2005. Previously, he was Director of Engineering of Garmin International, Inc. from 2003 to 2005 and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Gary V. Kelley, age 60, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

Brian J. Pokorny, age 43, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997. Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 23, 2007, there were 226 shareholders of record.

On August 15, 2006, a two-for-one stock split of Garmin’s common shares was effected.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2006 and 2005 was as follows:

	Year Ended
	December 30, 2006		December 31, 2005
	High	Low	High	Low
First Quarter	$42.39	$29.75	$31.00	$23.47
Second Quarter	$54.75	$39.97	$23.16	$19.75
Third Quarter	$54.10	$41.20	$33.67	$20.54
Fourth Quarter	$56.89	$44.53	$35.21	$27.32

The Board of Directors declared a cash dividend of $0.25 per common share to shareholders of record on December 1, 2005 which was paid on December 15, 2005. The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2006 which was paid on December 15, 2006. All dividend amounts and share prices are after giving effect to the August 15, 2006 two-for-one stock split.

Garmin currently expects to pay a cash dividend in December 2007.

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin’s common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. There were 1,155,300 shares purchased under this authorization during the fiscal year ended December 30, 2006, and 1,844,700 are available for purchase until December 31, 2007.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Stock Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Garmin common shares during the period from December 31, 2001 through December 31, 2006, and compares it to the cumulative total return on the NASDAQ Composite Index and the NASDAQ 100 Index. Garmin is one of the constituent companies of the NASDAQ 100 Index. The comparison assumes a $100 investment on December 31, 2001, in Garmin common shares and in each of the foregoing indexes and assumes reinvestment of dividends.

	12/01	12/02	12/03	12/04	12/05	12/06

Garmin Ltd.	100.00	137.43	257.82	290.39	319.52	541.42
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ 100	100.00	60.02	90.98	105.67	113.63	119.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

  The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 30, 2006 and December 31, 2005 and the selected consolidated statement of income data for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 25, 2004, December 27, 2003, and December 28, 2002, and the selected consolidated statement of income data for the years ended December 27, 2003 and December 28, 2002 were derived from the Company’s audited consolidated financial statements, not included herein.

  The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002
		(in thousands, except per share data)
Consolidated Statements of
Income Data:
Net sales	$1,774,000	$1,027,773	$762,549	$572,989	$465,144
Cost of goods sold	891,614	492,703	351,310	242,448	210,088
Gross profit	882,386	535,070	411,239	330,541	255,056

Operating expenses:
Selling, general and
administrative	214,513	122,021	78,991	59,835	45,453
Research and development	113,314	74,879	61,580	43,706	32,163
Total operating expenses	327,827	196,900	140,571	103,541	77,616

Operating income	554,559	338,170	270,668	227,000	177,440
Other income/(expense), net (2), (3)	39,995	34,430	(15,457)	(1,057)	5,294
Income before income taxes	594,554	372,600	255,211	225,943	182,734

Income tax provision	80,431	61,381	49,511	47,309	39,937
Net income	$514,123	$311,219	$205,700	$178,634	$142,797

Net income per share: (4)
Basic	$2.38	$1.44	$0.95	$0.83	$0.66
Diluted	$2.35	$1.43	$0.94	$0.82	$0.66
Weighted average common
shares outstanding: (4)
Basic	216,340	216,294	216,322	216,022	215,548
Diluted	218,845	218,236	218,060	217,804	216,402

Cash dividends per share (4)	$0.50	$0.25	$0.25	$0.25	$0.00

Balance Sheet Data (at end of
Period):
Cash and cash equivalents	$337,321	$334,352	$249,909	$274,329	$216,768
Marketable securities	480,876	376,723	322,215	221,447	245,708
Total assets	1,897,020	1,362,235	1,117,391	856,945	705,888
Total debt (5)	248	0	0	0	20,000
Total stockholders' equity	1,557,899	1,157,264	935,857	749,690	602,499

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2)	Other income/(expense), net mainly consists of interest income, interest expense and foreign currency gain (loss).
(3)
Includes $0.6 million and $15.3 million for foreign currency gains in 2006 and 2005 respectively, $24.8 million and $6.7 million for foreign currency losses in 2004 and 2003 respectively, and $0.0 million of foreign currency gains in 2002.

(4)	All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company's common stock effective August 15, 2006.
(5)	Total debt consists of notes payable and long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed above in Item 1A.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2005 contained 53 weeks compared to 52 weeks for fiscal years 2006, 2004, 2003, and 2002. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in four business segments, which serve the marine, outdoor/fitness, automotive/mobile, and aviation markets. Our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the four segments can vary significantly. As such, the segments are managed separately. Our portable GPS receivers and accessories for marine, recreation/fitness and automotive/mobile segments are sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 40% since 2002 and our net income has increased at a compounded annual growth rate of 38% since 2002. The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of UPS Aviation Technologies in 2003, MotionBased Technologies in 2005, and Dynastream Innovations Inc. in 2006; these acquisitions had no significant impact on net income for those years.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the U.S. dollar (effective in 2001) and the functional currency of our Asian operations is the New Taiwan Dollar. Less than 15 percent of transactions of our European operations are now denominated in British Pounds Sterling or the Euro. We experienced $0.6 million, $15.3 million, $(24.8) million, $(6.7) million, and $0.0 million in foreign currency gains (losses) during fiscal years 2006, 2005, 2004, 2003, and 2002, respectively. To date, we have not entered into hedging transactions with the Euro, the British Pound Sterling or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

Critical Accounting Policies and Estimates

General

Garmin’s discussion and analysis of its financial condition and results of operations are based upon Garmin’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires Garmin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Garmin evaluates its estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. Garmin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Garmin records estimated reductions to revenue for customer sales programs returns and incentive offerings including rebates, price protection, promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgements using historical experience and expectation of future conditions. Changes in these estimates could negatively affect Garmin’s operating results. These incentives are accrued for on a percentage of sales basis and reviewed periodically. If market conditions were to decline, Garmin may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Warranties

Garmin’s products sold are generally covered by a warranty for periods ranging from one to two years. Garmin accrues a warranty reserve for estimated costs to provide warranty services. Garmin’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent Garmin experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Inventory

Garmin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Income Taxes

Garmin provides deferred tax assets and liabilities based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. While no valuation allowance has been recorded, it is Garmin’s policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. While Garmin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Garmin were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should Garmin determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Stock Based Compensation

Garmin distributes stock options or stock appreciation rights (“SARs”) each year as part of Garmin’s compensation package for employees. Employees with certain levels of responsibility within Garmin are eligible for stock option or SAR grants, but the granting of options or SARs is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation. Stock compensation plans are discussed in detail in Note 10 of the Notes to Consolidated Financial Statements.

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers. We recognize sales when title of the products passes to the customer, generally at the time products are shipped. Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

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

Gross Profit

Raw material costs are our most significant component of cost of goods sold. In the first half of 2006, we experienced meaningful price declines on flash memory and color screens, which allowed us to hold margins in our auto/mobile segment steady in the face of price declines, and allowed us to improve margins in other business segments as well. While these price declines did not continue throughout all of 2006, we did have additional component cost reductions as we neared year end. In 2005 we experienced a shift in product mix to lower-margin product groups, which continued in 2006, and price declines related to increased competition, both in relation to the rapidly growing automotive navigation product line. We experienced shortages in certain high technology components in early 2004 as well as upward pricing pressure on components in the first half of 2004, much of which was alleviated by the end of the fiscal year.

Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, our Shijr, Taiwan, Jhongli, Taiwan, Olathe, Kansas, and Salem, Oregon manufacturing plants have experienced relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points. The average selling prices of our aviation products have increased due to product mix and the introduction of more advanced products sold at higher prices. The effect of the sales price variability inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

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

With the expected increase of total revenues in the future, we expect selling, general and administrative expenses to continue to increase for the foreseeable future. We intend to increase advertising and marketing expenses in order to focus on individual markets and build increased brand awareness in the consumer marketplace, especially as we continue to develop new markets and expand opportunities in rapidly growing markets like portable automobile navigation, which is becoming a mass market. We also intend to increase our customer call center support as our business continues to grow. We also anticipate increased selling, general, and administrative costs associated with information technology staffing and support activities.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components used in product and prototype development, and costs of test equipment needed during product development. Approximately 82% of the research and development of our products is performed in the United States. The remainder of our research and development activities are performed by our Taiwan engineering group, which has increased in size in recent years.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We continue to grow our research and development budget in absolute terms.

Customers

No customer accounted for 10% or more of our sales in the year ended December 30, 2006. Our top ten customers have contributed between 25% and 37% of net sales since 2001. We have experienced average sales days in our customer accounts receivable of between 35 and 62 days since 2001. The average sales days in our customer accounts receivable was 62 days as of December 30, 2006. We have experienced an increase in the level of customer accounts receivable days due to changes in product mix and longer payment terms, and anticipate maintaining approximately the current level of accounts receivable days going forward.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments, and other Taiwan tax credits due to repatriation of 2006 earnings have continued to reduce our tax rate there. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 13.5 percent during 2006. We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2011. The current Taiwan tax incentives for which Garmin has received approval will end in 2011. We plan on applying for additional incentives for years beyond 2011 based on capital investments we expect to make in the future. However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply. Management also believes that the revenue shift to our lower-tax rate corporate entities will continue, however certain tax credits will not be available in 2007, so the effective tax rate for fiscal 2007 is expected to be slightly higher than fiscal 2006. The actual effective tax rate will be dependent upon the production volume, additional capital investments made during fiscal 2007, and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 30,	Dec. 31,	Dec. 25,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.3%	47.9%	46.1%
Gross profit	49.7%	52.1%	53.9%
Operating expenses:
Selling, general and administrative	12.1%	11.9%	10.4%
Research and development	6.4%	7.3%	8.0%
Total operating expenses	18.5%	19.2%	18.4%
Operating income	31.2%	32.9%	35.5%
Other income / (expense) , net	2.3%	3.3%	(2.0%)
Income before income taxes	33.5%	36.2%	33.5%
Provision for income taxes	4.5%	6.0%	6.5%
Net income	29.0%	30.2%	27.0%

The following table sets forth our results of operations through income before income taxes for each of our four segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Outdoor/		Automotive/
Fiscal year ended December 30, 2006	Fitness	Marine	Mobile	Aviation

Net sales	$285,362	$166,639	$1,089,093	$232,906
Cost of goods sold	121,724	73,687	613,902	82,301
Gross profit	163,638	92,952	475,191	150,605

Research and development	16,697	13,121	37,125	46,371
Selling, general and administrative expenses	30,176	19,307	145,113	19,917
Total expenses	46,873	32,428	182,238	66,288

Operating income	116,765	60,524	292,953	84,317
Other income / (expense), net	4,140	4,563	29,468	1,824

Income before income taxes	$120,905	$65,087	$322,421	$86,141

Fiscal year ended December 31, 2005	Outdoor/		Automotive/
	Fitness	Marine	Mobile	Aviation

Net sales	$236,936	$158,262	$403,417	$229,158
Cost of goods sold	112,145	77,311	225,779	77,468
Gross profit	124,791	80,951	177,638	151,690

Research and development	14,873	8,137	17,466	34,403
Selling, general and administrative expenses	25,675	19,382	55,125	21,839
Total expenses	40,548	27,519	72,591	56,242

Operating income	84,243	53,432	105,047	95,448
Other income / (expense), net	6,694	3,188	20,492	4,056

Income before income taxes	$90,937	$56,620	$125,539	$99,504

	Outdoor/		Automotive/
Fiscal year ended December 25, 2004	Fitness	Marine	Mobile	Aviation

Net sales	$222,042	$165,510	$203,471	$171,526
Cost of goods sold	103,106	75,817	107,881	64,506
Gross profit	118,936	89,693	95,590	107,020

Research and development	12,589	8,309	10,785	29,897
Selling, general and administrative expenses	21,717	18,074	21,151	18,049
Total expenses	34,306	26,383	31,936	47,946

Operating income	84,630	63,310	63,654	59,074
Other income / (expense), net	(6,221)	(1,432)	(7,614)	(190)

Income before income taxes	$78,409	$61,878	$56,040	$58,884

Comparison of Fiscal Years Ended December 30, 2006 and December 31, 2005

Net Sales

	Fiscal year ended December 30, 2006		Fiscal year ended December 31, 2005		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$285,362	16.1%	$236,936	23.1%	$48,426	20.4%
Marine	166,639	9.4%	158,262	15.4%	8,377	5.3%
Automotive/Mobile	1,089,093	61.4%	403,417	39.2%	685,676	170.0%
Aviation	232,906	13.1%	229,158	22.3%	3,748	1.6%
Total	$1,774,000	100.0%	$1,027,773	100.0%	$746,227	72.6%

The increase in total net sales during fiscal 2006 was primarily due to the introduction of over 70 new products and overall demand for our automotive and outdoor/fitness products. Total units sold increased 78% to 5,400,000 in 2006 from 3,028,000 in 2005. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Garmin’s revenues are normally seasonal, with the fiscal second and fourth quarter revenues being meaningfully higher than the first and third fiscal quarters. In 2006 revenues followed this typical seasonal pattern, with increases each quarter over the prior year’s quarter due to the impact of new product releases across all product lines. The revenue increase in the second quarter was primarily attributable to sell-in of popular new portable automobile navigation and outdoor/fitness products and Father’s Day/graduation purchases. The revenue increase in the fourth quarter was primarily attributable to late summer new product releases and sales associated with the traditional holiday selling season. Revenues can also be impacted in any given quarter by the timing of new product introductions.

The increase in net sales to consumers was primarily due to the introduction of many new automotive, outdoor/fitness, and marine products and overall demand for our automotive and outdoor/fitness products. It is management’s belief that the continued demand for the Company’s automotive products is due to overall increased consumer awareness of the capabilities and applications of GPS, particularly as those capabilities pertain to automobile navigation. Additionally, the expansion of the GPS market in general, as well as enhanced feature sets in our products specifically, have added to our growth. The increase in aviation sales for fiscal 2006 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets. Sales of the G1000 integrated glass cockpit were the primary reason for increased OEM sales in 2006. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

	Fiscal year ended December 30, 2006		Fiscal year ended December 31, 2005		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$163,638	57.3%	$124,791	52.7%	$38,847	31.1%
Marine	92,952	55.8%	80,951	51.2%	12,001	14.8%
Automotive/Mobile	475,191	43.6%	177,638	44.0%	297,553	167.5%
Aviation	150,605	64.7%	151,690	66.2%	(1,085)	-0.7%
Total	$882,386	49.7%	$535,070	52.1%	$347,316	64.9%

The increase in gross profit dollars was primarily attributable to the introduction of over 70 new products and strong demand for our automotive and outdoor/fitness products. The reduction in gross margin percentage was primarily due to the strong growth experienced in our lower-margin automotive/mobile product line, offset to some extent by strong gross margins in our other three segments. Notably gross margin in our automotive/mobile segment did not fall as much as anticipated due to better than anticipated raw material cost reductions, volume discounts on certain components, less price competition than anticipated, and new “premium” feature-rich products with higher selling prices and margins. Management believes that the trend to lower gross margin percentages will continue in the future as net sales of automotive products increase at a faster rate than the other business segments. The decline in aviation gross margin was primarily due to a shift in product mix within our OEM and retrofit products and the delay of some anticipated OEM and retrofit products.

Selling, General and Administrative Expenses

	Fiscal year ended December 30, 2006		Fiscal year ended December 31, 2005		Year over Year
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$30,176	10.6%	$25,675	10.8%	$4,501	17.5%
Marine	19,307	11.6%	19,382	12.2%	(75)	-0.4%
Automotive/Mobile	145,113	13.3%	55,125	13.7%	89,988	163.2%
Aviation	19,917	8.6%	21,839	9.5%	(1,922)	-8.8%
Total	$214,513	12.1%	$122,021	11.9%	$92,492	75.8%

The increase in expense was primarily attributable to increases in employment generally across the organization, significantly increased advertising costs (up 93%) associated primarily with mass-market advertising to increase brand awareness and promote our automotive products, increased information technology staffing and support costs, increased staffing in our sales and marketing group to increase focus on specific target markets, and additional staffing in our customer call center. Management expects that because of strong demand for our products, selling, general and administrative expenses will rise in absolute dollars but decline as a percentage of sales during fiscal 2007 as increased advertising and marketing activities build awareness of the Garmin brand and demand for Garmin products worldwide.

Research and Development Expenses

	Fiscal year ended December 30, 2006		Fiscal year ended December 31, 2005		Year over Year
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$16,697	5.9%	$14,873	6.3%	$1,824	12.3%
Marine	13,121	7.9%	8,137	5.1%	4,984	61.2%
Automotive/Mobile	37,125	3.4%	17,466	4.3%	19,659	112.6%
Aviation	46,371	19.9%	34,403	15.0%	11,968	34.8%
Total	$113,314	6.4%	$74,879	7.3%	$38,435	51.3%

The increase in research and development expense was primarily attributable to the addition of over 250 associates to our research and development team during fiscal 2006. Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 25% - 30% during fiscal 2007 on an absolute dollar basis due to the anticipated introduction of a strong portfolio of new products slated for fiscal 2007. Management expects to continue to invest in the research and development of new products and technology in order to maintain Garmin’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	Fiscal year ended	Fiscal year ended
	December 30, 2006	December 31, 2005
Interest income	$35,897	$19,586
Interest expense	(41)	(48)
Foreign currency gain	596	15,265
Other	3,543	(373)
Total	$39,995	$34,430

Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) was higher in fiscal 2006 relative to fiscal 2005, with the majority of this difference caused by increased interest income in 2006. Interest income for fiscal 2006 increased due to higher interest rates and larger cash and marketable securities balances during the year, increasing the returns on the Company’s cash and cash equivalents.

During fiscal 2006, the Company experienced foreign currency exchange gains of $0.6 million, although the U.S. Dollar weakened slightly versus the Taiwan Dollar and British Pound ($32.60 TD/USD and $0.51 GBP/USD) relative to the end of fiscal 2005 ($32.84 TD/USD and $0.58 GBP/USD). During fiscal 2005, the Company experienced foreign currency exchange gains of $15.3 million, as the U.S. Dollar strengthened versus the Taiwan Dollar and British Pound ($32.84 TD/USD and $0.58 GBP/USD) relative to the end of fiscal 2004 (32.19 TD/USD and $0.52 GBP/USD).

Income Tax Provision

Income tax expense increased by $19.0 million, to $80.4, for fiscal year 2006 from $61.4 million for fiscal year 2005, due to our higher taxable income. The effective tax rate was 13.5% for fiscal 2006 versus 16.5% for fiscal 2005. The decrease in tax rate is due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, tax credits resulting from our decision to repatriate certain of our Taiwan earnings to our parent company, and the increased contribution to our income from lower tax jurisdictions during 2006 relative to 2005. This lower effective tax rate resulted in a decrease in the ratio of income tax as a percentage of revenue of approximately 1.4% from fiscal 2005 to fiscal 2006.

Net Income

As a result of the various factors noted above, net income increased 65% to $514.1 million for fiscal year 2006 compared to $311.2 million for fiscal year 2005.

Comparison of Fiscal Years Ended December 31, 2005 and December 25, 2004

Net Sales

	Fiscal year ended December 31, 2005		Fiscal year ended December 25, 2004		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$236,936	23.1%	$222,042	29.1%	$14,894	6.7%
Marine	158,262	15.4%	165,510	21.7%	(7,248)	-4.4%
Automotive/Mobile	403,417	39.2%	203,471	26.7%	199,946	98.3%
Aviation	229,158	22.3%	171,526	22.5%	57,632	33.6%
Total	$1,027,773	100.0%	$762,549	100.0%	$265,224	34.8%

The increase in total net sales during fiscal 2005 was primarily due to the introduction of over 50 new products and overall demand for our automotive and aviation products. Total units sold increased 31% to 3,028,000 in 2005 from 2,306,000 in 2004. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

The Company’s revenues are normally seasonal, with the fiscal second and fourth quarter revenues meaningfully higher than the first and third fiscal quarters. In 2005 revenues followed this typical seasonal pattern, with increases each quarter over the prior year’s quarter due to the impact of new product releases across all product lines.

The revenue increase in second quarter was primarily attributable to initial sell-in of popular new portable automobile navigation products, the onset of the marine selling season, and Father’s Day purchases. The revenue increase in the fourth quarter was primarily attributable to sales momentum in our automotive products segment, new product releases, and sales associated with the traditional holiday selling season. The increase in aviation sales for fiscal 2005 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets. Sales of the G1000 integrated glass cockpit was the primary reason for increased OEM sales in 2005. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the Federal Aviation Administration (FAA) impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Revenues can also be impacted in any given quarter by the timing of new product introductions. It is management’s belief that the continued demand for Garmin’s products is due to the expansion of the GPS market in general, and overall increased consumer awareness of the capabilities and applications of GPS, particularly as those capabilities pertain to automobile navigation.

Gross Profit

	Fiscal year ended December 31, 2005		Fiscal year ended December 25, 2004		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$124,791	52.7%	$118,936	53.6%	$5,855	4.9%
Marine	80,951	51.2%	89,693	54.2%	(8,742)	-9.7%
Automotive/Mobile	177,638	44.0%	95,590	47.0%	82,048	85.8%
Aviation	151,690	66.2%	107,020	62.4%	44,670	41.7%
Total	$535,070	52.1%	$411,239	53.9%	$123,831	30.1%

The increase in gross profit dollars was primarily attributable to the introduction of over 50 new products and overall demand for our marine, outdoor/fitness, automotive/mobile, and aviation products. The reduction in gross margin percentage was primarily due to reduced prices on older marine and outdoor/fitness products in advance of new product releases, and a shift in product mix towards the faster-growing, lower-margin automotive/mobile product line. The increase in aviation gross margin was primarily due to a shift in product mix within our OEM and retrofit products, as the G1000 product line began a second year of selling into new aircraft and program costs were no longer a significant cost in this business segment.

Selling, General and Administrative Expenses

	Fiscal year ended December 31, 2005		Fiscal year ended December 25, 2004		Year over Year
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$25,675	10.8%	$21,717	9.8%	$3,958	18.2%
Marine	19,382	12.2%	18,074	10.9%	1,308	7.2%
Automotive/Mobile	55,125	13.7%	21,151	10.4%	33,974	160.6%
Aviation	21,839	9.5%	18,049	10.5%	3,790	21.0%
Total	$122,021	11.9%	$78,991	10.4%	$43,030	54.5%

The increase in expense was primarily attributable to increases in employment generally across the organization (net increase of over 400 non-engineering employees), significantly increased advertising costs (up 101%) associated primarily with increasing Garmin brand awareness and promotion of automotive products, increased information technology staffing and support costs, increased staffing in our sales and marketing group to increase focus on specific target markets, and additional staffing in our customer call center.

Research and Development Expenses

	Fiscal year ended December 31, 2005		Fiscal year ended December 25, 2004		Year over Year
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$14,873	6.3%	$12,589	5.7%	$2,284	18.1%
Marine	8,137	5.1%	8,309	5.0%	(172)	-2.1%
Automotive/Mobile	17,466	4.3%	10,785	5.3%	6,681	61.9%
Aviation	34,403	15.0%	29,897	17.4%	4,506	15.1%
Total	$74,879	7.3%	$61,580	8.1%	$13,299	21.6%

The increase in research and development expense was primarily attributable to the addition of 142 associates to our research and development team during fiscal 2005. Management believes that one of the key strategic initiatives for future growth and success of the Company is continuous innovation, development, and introduction of new products, and this requires strong support of our research and development activities.

Other Income (Expense)

	Fiscal year ended	Fiscal year ended
	December 31, 2005	December 25, 2004
Interest income	$19,586	$9,419
Interest expense	(48)	(38)
Foreign currency gain / (loss)	15,265	(24,819)
Other	(373)	(19)
Total	$34,430	($15,457)

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

During fiscal 2005, the Company experienced foreign currency exchange gains of $15.3 million, as the U.S. Dollar strengthened versus the Taiwan Dollar and British Pound and $0.52 GBP/USD ($32.84 TD/USD and $0.58 GBP/USD) relative to the end of fiscal 2004 (32.19 TD/USD and $0.52 GBP/USD). During fiscal 2004, the Company experienced foreign currency exchange losses of $24.8 million, as the U.S. Dollar weakened versus the Taiwan Dollar and British Pound (32.19 TD/USD and $0.52 GBP/USD) relative to the end of fiscal 2003 (34.05 TD/USD and $0.56 GBP/USD).

Income Tax Provision

Income tax expense increased by $11.9 million, to $61.4 million, for fiscal year 2005 from $49.5 million for fiscal year 2004 due to our higher taxable income. The effective tax rate was 16.5% for fiscal 2005 versus 19.4% for fiscal 2004. The decrease in tax rate was due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, tax credits resulting from our decision to repatriate certain of our Taiwan earnings to our parent company, and the increased contribution to our income from lower tax jurisdictions during 2005 relative to 2004. This lower effective tax rate resulted in a decrease in the ratio of income tax as a percentage of revenue of approximately 0.5% from fiscal 2004 to fiscal 2005.

Net Income

As a result of the various factors noted above, net income increased 51% to $311.2 million for fiscal year 2005 compared to $205.7 million for fiscal year 2004

Liquidity and Capital Resources

Net cash generated by operations was $361.9 million, $247.0 million, and $208.9 million for fiscal years 2006, 2005, and 2004, respectively. We operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand. We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We significantly increased our raw material and finished goods inventories in the third quarter of 2006 in anticipation of a strong demand for our products during the holiday season, and returned them to more normal levels by the end of the fourth quarter. We prefer to have sufficient finished goods on hand to meet anticipated demand for our products. Raw materials and finished goods inventory levels continued to grow year over year as a function of our growing sales. We anticipate days of inventory to stabilize at current levels in 2007 although absolute dollars of inventory will continue to rise, reflecting the growth of our business.

Capital expenditures in 2006 totaled $92.9 million, an increase of $65.8 million from fiscal 2005. This amount in 2006 reflects the purchase and renovation of an additional manufacturing facility in Jhongli, Taiwan, the purchase of a new European headquarters, as well as ordinary capital expenditures for fiscal 2006. Capital expenditures in 2005 totaled $27.1 million, a decrease of $51.0 million from fiscal 2004. Capital expenditures during 2004 included the Olathe, Kansas facility expansion. The amount in 2005 reflects normal capital expenditure levels.

We have budgeted approximately $65 million of capital expenditures during fiscal 2007 to include normal ongoing capital expenditures as well as purchases of production machinery and equipment to expand capacity in the Jhongli, Taiwan facility.

In addition to capital expenditures, in 2006 cash flow used in investing related to the purchase of Dynastream Innovations, Inc. for $36.5 million, fixed income securities associated with the investment of our on-hand cash balances and approximately $3.1 million of intangible assets. Garmin’s average return on its investments during fiscal 2006 was approximately 4.7%. In addition to capital expenditures, in 2005 cash flow used in investing related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $3.6 million of intangible assets. Garmin’s average return on its investments during fiscal 2005 was approximately 3.1%. In addition to capital expenditures, in 2004 cash flow used in investing related to the purchase of fixed income securities associated with the investment of our on-hand cash balances and approximately $1.8 million of intangible assets. Garmin’s average return on its investments during fiscal year 2004 was approximately 1.7%. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.

Cash flow related to financing activities resulted in a net use of cash in 2006 of $132.7 million. During 2006, Garmin repurchased 1,155,300 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expires on December 31, 2007. Sources and uses in financing activities during 2006 related primarily to uses for the payment of a dividend ($107.9 million) and stock repurchase ($50.5 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($25.7 million). Cash flow related to financing activities resulted in a net use of cash in 2005 of $70.9 million. During 2005, Garmin repurchased 638,000 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on April 21, 2004 and expired on April 30, 2006. Sources and uses in financing activities during 2005 related primarily to uses for the payment of a dividend ($54.0 million) and stock repurchase ($26.7 million), and a source of cash from the issuance of common shares related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($9.7 million). Cash flow related to financing activities resulted in a net use of cash in 2004 of $51.1 million. During 2004, Garmin repurchased 100,000 shares of its common shares under the 3,000,000-share stock repurchase program. Sources and uses in financing activities during 2004 related primarily to uses for the payment of a dividend ($54.1 million) and stock repurchase ($3.1 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($6.1 million).

Cash dividends paid to shareholders were $107.9 million, $54.0 million, and $54.1 million during fiscal years 2006, 2005, and 2004, respectively.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2009.

Contractual Obligations and Commercial Commitments

Future payments due from Garmin, as of December 30, 2006, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$31,145	$3,357	$6,271	$6,040	$15,477
Purchase Obligations	$265,409	$265,409	$0	$0	$0
Total	$296,554	$268,766	$6,271	$6,040	$15,477

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, the U.K., and Canada. Purchase obligations are the aggregate of those purchase orders that were outstanding on December 30, 2006; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

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

Foreign Currency Exchange Rate Risk

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because the Taiwan Dollar and British Pound have proven to be relatively stable. However, periodically we have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar and British Pound. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars. The TD/USD exchange rate decreased 0.7% during 2006, which resulted in a cumulative translation adjustment of negative $1.2 million at the end of fiscal 2006 and a net foreign currency loss of $3.1 million at Garmin Corporation during 2006.

Garmin Europe, located in Romsey, Great Britain, uses the U.S. Dollar as the functional currency. However, as some transactions occur in British Pounds, foreign currency gains or losses have been realized historically and have become more significant in recent years as Garmin Europe has grown. The GBP/USD exchange rate decreased 12.3% during 2006 and resulted in a net foreign currency gain of $3.7 million at Garmin Europe.

If the TD/USD exchange rate had decreased 10% and the GBP/USD exchange rate had increased 10% in 2006, the cumulative translation adjustment would have been a negative $1.4 million at the end of fiscal 2006 and the foreign currency loss would have been $44.7 million. As the majority of our worldwide sales are transacted in U.S. Dollars, the impact on sales related to foreign currency movements is minimal.

Interest Rate Risk

We have $0.2 million of outstanding long-term debt which is associated with the acquisition of Dynastream Innovations, Inc. which will be eliminated in fiscal 2007. Given this debt amount is financially immaterial to Garmin, there is no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 30, 2006, cumulative unrealized losses on those securities were $4.7 million.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 30, 2006, December 31, 2005, and December 25, 2004

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 30, 2006 and December 31, 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Garmin Ltd. and Subsidiaries' internal control over financial reporting as of December 30, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 27, 2007

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets
(In thousands, except share information)

	December 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$337,321	$334,352
Marketable securities ( Note 4)	73,033	32,050
Accounts receivable, less allowance for doubtful accounts of
$5,340 in 2006 and $4,226 in 2005	403,524	170,997
Inventories, net	271,008	199,841
Deferred income taxes (Note 7)	55,996	29,615
Prepaid expenses and other current assets	28,202	34,312
Total current assets	1,169,084	801,167

Property and equipment, net (Notes 3 and 5)
Land and improvements	37,103	31,075
Building and improvements	158,873	106,470
Office furniture and equipment	45,841	33,863
Manufacturing equipment	51,772	37,747
Engineering equipment	37,519	28,859
Vehicles	8,376	8,494
	339,484	246,508
Accumulated depreciation	88,496	67,335
	250,988	179,173

Restricted cash (Note 5)	1,525	1,356
Marketable securities (Note 4)	407,843	344,673
License agreements, net	3,307	6,517
Other intangible assets	64,273	29,349
Total assets	$1,897,020	$1,362,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,375	$76,516
Salaries and benefits payable	16,268	13,005
Accrued warranty costs	37,639	18,817
Accrued sales program costs	32,560	9,038
Other accrued expenses	68,172	14,955
Income taxes payable	94,668	63,154
Total current liabilities	337,682	195,485

Long-term debt, less current portion	248	-
Deferred income taxes (Note 7)	1,191	9,486

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized
(Notes 10, 11 and 12):
Issued and outstanding shares - 216,098,000 in 2006, and
216,134,000 in 2005	1,082	1,081
Additional paid-in capital	83,438	96,242
Retained earnings (Note 3)	1,478,654	1,072,454
Accumulated other comprehensive gain/(loss)	(5,275)	(12,513)
Total stockholders' equity	1,557,899	1,157,264
Total liabilities and stockholders' equity	$1,897,020	$1,362,235

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Net sales	$1,774,000	$1,027,773	$762,549
Cost of goods sold	891,614	492,703	351,310
Gross profit	882,386	535,070	411,239

Selling, general and administrative expenses	214,513	122,021	78,991
Research and development expense	113,314	74,879	61,580
	327,827	196,900	140,571
Operating income	554,559	338,170	270,668

Other income (expense):
Interest income	35,897	19,586	9,419
Interest expense	(41)	(48)	(38)
Foreign currency	596	15,265	(24,819)
Other	3,543	(373)	(19)
	39,995	34,430	(15,457)
Income before income taxes	594,554	372,600	255,211

Income tax provision (benefit): (Note 7)
Current	113,226	52,548	57,462
Deferred	(32,795)	8,833	(7,951)
	80,431	61,381	49,511
Net income	$514,123	$311,219	$205,700

Basic net income per share (Note 11)	$2.38	$1.44	$0.95
Diluted net income per share (Note 11)	$2.35	$1.43	$0.94

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Gain/(Loss)	Total
Balance at December 27, 2003	216,332	$1,082	$104,022	$663,604	($19,018)	$749,690
Net income	-	-	-	205,700		205,700
Translation adjustment	-	-	-	-	33,040	33,040
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $1,260	-	-	-	-	(3,407)	(3,407)
Comprehensive income						235,333
Dividends paid	-	-	-	(54,095)	-	(54,095)
Tax benefit from exercise of employee
stock options	-	-	1,980	-	-	1,980
Issuance of common stock from
exercise of stock options	404	2	3,438	-	-	3,440
Purchase and retirement of
common stock	(200)	(1)	(3,181)	-	-	(3,182)
Issuance of common stock through
stock purchase plan	118	1	2,690	-	-	2,691
Balance at December 25, 2004	216,654	$1,084	$108,949	$815,209	$10,615	$935,857
Net income	-	-	-	311,219	-	311,219
Translation adjustment	-	-	-	-	(20,768)	(20,768)
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $533	-	-	-	-	(2,360)	(2,360)
Comprehensive income						288,091
Dividends paid	-	-	-	(53,974)	-	(53,974)
Tax benefit from exercise of employee
stock options	-	-	3,328	-	-	3,328
Issuance of common stock from
exercise of stock options	644	3	6,863	-	-	6,866
Stock appreciation rights	-		925			925
Purchase and retirement of
common stock	(1,276)	(7)	(26,646)	-	-	(26,653)
Issuance of common stock through
stock purchase plan	112	1	2,823	-	-	2,824
Balance at December 31, 2005	216,134	$1,081	$96,242	$1,072,454	($12,513)	$1,157,264
Net income	-	-	-	514,123	-	514,123
Translation adjustment	-	-	-	-	7,525	7,525
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $355	-	-	-	-	(287)	(287)
Comprehensive income						521,361
Dividends paid	-	-	-	(107,923)	-	(107,923)
Tax benefit from exercise of employee
stock options	-	-	9,660	-	-	9,660
Issuance of common stock from
exercise of stock options	994	6	12,499	-	-	12,505
Stock appreciation rights	-	-	11,913	-	-	11,913
Purchase and retirement of
common stock	(1,155)	(6)	(50,444)	-	-	(50,450)
Issuance of common stock through
stock purchase plan	125	1	3,568	-	-	3,569
Balance at December 30, 2006	216,098	$1,082	$83,438	$1,478,654	($5,275)	$1,557,899

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Operating Activities:
Net income	$514,123	$311,219	$205,700
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	21,535	18,693	13,069
Amortization	22,940	24,903	21,530
Gain on sale of property and equipment	67	37	191
Provision for doubtful accounts	955	445	187
Provision for obsolete and slow-moving inventories	23,245	14,755	7,158
Foreign currency transaction gains/losses	(344)	(13,957)	19,736
Deferred income taxes	(35,060)	8,833	(7,951)
Stock appreciation rights	11,913	925	-
Realized gains on marketable securities	(3,852)	-	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(230,111)	(61,607)	(27,086)
Inventories	(92,708)	(61,262)	(61,534)
Prepaid expenses and other current assets	(4,357)	(16,021)	(3,190)
Purchase of licenses	(2,950)	(4,192)	(32,796)
Accounts payable	10,187	24,127	10,638
Accrued expenses	97,167	4,283	26,424
Income taxes payable	29,105	(4,176)	36,860
Net cash provided by operating activities	361,855	247,005	208,936

Investing activities:
Purchases of property and equipment	(92,906)	(27,130)	(78,145)
Proceeds from sale of property and equipment	76	-	25
Purchase of intangible assets	(3,115)	(3,560)	(1,791)
Purchase of marketable securities	(453,085)	(342,359)	(293,780)
Sales of marketable securities	359,313	283,253	189,221
Purchase of Dynastream Innovations, Inc.	(36,499)	-	-
Purchase of MotionBased Technologies	-	(1,483)	-
Change in restricted cash	(169)	98	153
Net cash used in investing activities	(226,385)	(91,181)	(184,317)

Financing activities:
Dividends	(107,923)	(53,974)	(54,095)
Payment on long-term debt	(11)	-	-
Proceeds from issuance of common stock through
stock purchase plan	3,569	2,824	2,691
Proceeds from issuance of common stock from
exercise of stock options	12,505	6,866	3,440
Tax benefit related to stock option exercise	9,660	-	-
Purchase of common stock	(50,450)	(26,653)	(3,182)
Net cash used in financing activities	($132,650)	(70,937)	(51,146)

Effect of exchange rate changes on cash and cash equivalents	149	(444)	2,107

Net increase/(decrease) in cash and cash equivalents	2,969	84,443	(24,420)
Cash and cash equivalents at beginning of year	334,352	249,909	274,329
Cash and cash equivalents at end of year	$337,321	$334,352	$249,909

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$67,044	$59,765	$27,467

Cash received during the year from income tax refunds	$537	$115	$1,015

Cash paid during the year for interest	$41	$48	$38

Supplemental disclosure of non-cash investing and
financing activities

Change in marketable securities related to unrealized
appreciation (depreciation)	$68	($2,893)	($4,667)

Fair value of assets acquired	42,616	$1,490	-
Liabilities assumed	(5,997)	(4)	-
Less: cash acquired	(120)	(3)	-
Net cash paid	$36,499	$1,483	-

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 30, 2006 and December 31, 2005

1. History of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) manufacture, market, and distribute Global Positioning System-enabled products and other related products. Garmin Corporation (GC), wholly-owned by Garmin Ltd., is primarily responsible for the manufacturing and distribution of the Company’s products to Garmin International, Inc. (GII), a wholly-owned subsidiary of GC, and Garmin (Europe) Limited (GEL), a wholly-owned subsidiary of Garmin Ltd., and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. GII is primarily responsible for sales and marketing of the Company’s products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company’s aviation segment. GEL is primarily responsible for sales and marketing of the Company’s products, principally within the European market.

2. Stock Split

On July  21, 2006 a two-for-one stock split was approved by  Garmin's shareholders and was effected at the close of the market on August 15, 2006. All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect the 2006 stock split.

3. Summary of Significant Accounting Policies

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2006 and 2004 included 52 weeks while fiscal 2005 included 53 weeks.

Foreign Currency Translation

GC utilizes the New Taiwan Dollar as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GC for all periods presented have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of ($1,168) as of December 30, 2006 and ($8,693) as of December 31, 2005, respectively, net of related taxes, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains of $596 and $15,265, and an exchange loss of $24,819, for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The gain in fiscal 2006 was the result of nearly off-setting currency moves in the Taiwan Dollar and the Euro and British Pound Sterling. The gain in fiscal 2005 was the result of strengthening of the United States dollar throughout those years. The loss in fiscal 2004 was due to weakening of the United States dollar compared to the Taiwan Dollar throughout the year. These gains and losses are included in other income in the accompanying consolidated statements of income.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company’s stock during the period the options were outstanding. See Note 11.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, operating accounts, money market funds, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII, GAT and GEL. Inventories consisted of the following:

	December 30,	December 31,	December 25,
	2006	2005	2004

Raw materials	$85,040	$65,348	$69,036
Work-in-process	42,450	27,845	29,959
Finished goods	160,748	121,404	67,274
Inventory reserves	(17,230)	(14,756)	(11,289)
	$271,008	$199,841	$154,980

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	5
Manufacturing and engineering equipment	5
Vehicles	5

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

Dividends

On April 26, 2006 the Board of Directors declared a post-split dividend of $0.50 per share to be paid on December 15, 2006 to shareholders of record on December 1, 2006. The Company paid out a dividend in the amount of $107,923. The dividend has been reported as a reduction of retained earnings.

On July 20, 2005 the Board of Directors declared a dividend of $0.25 per share (post split) to be paid on December 15, 2005 to shareholders of record on December 1, 2005. The Company paid out a dividend in the amount of $53,974. The dividend has been reported as a reduction of retained earnings.

On July 23, 2004 the Board of Directors declared a dividend of $0.25 per share (post split) to be paid on December 15, 2004 to shareholders of record on December 1, 2004. The Company paid out a dividend in the amount of $54,095. The dividend has been reported as a reduction of retained earnings.

Approximately $129,651 and $106,979 of GARMIN’s retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 30, 2006, and December 31, 2005, respectively.

Intangible Assets

At December 30, 2006 and December 31, 2005, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $76,148 and $93,472, respectively. The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $24,457 at December 30, 2006 and $13,701 at December 31, 2005.

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $33,025 and $61,290 at December 30, 2006 and December 31, 2005 respectively. Amortization expense was $21,147, $22,648, and $20,832, for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. In the next five years, the amortization expense is estimated to be $5,695, $4,498, $3,967, $3,865, and $3,681, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 30, 2006. See Note 4. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain. At December 30, 2006 and December 31, 2005, cumulative unrealized losses of $3,968 and $3,681, respectively, were reported accumulated in other comprehensive gain/(loss), net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued by Garmin Corporation (GC) for the unremitted earnings of GI totaling approximately $272,732 and $210,216 at December 30, 2006 and December 31, 2005, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely.  Similarly, income taxes have not been accrued by Garmin B.V. for the unremitted earnings of GC totaling approximately $656,530 and $753,474 at December 30, 2006 and December 31, 2005 nor have they been accrued by Garmin Ltd for the unremitted earnings of Garmin Europe totaling approximately $50,526 and $35,987 at December 30, 2006 and December 31,2005 for the same reason.

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

Concentration of Credit Risk

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and consistently have been within management’s expectations. Certain customers are allowed extended terms consistent with normal industry practice. Most of these extended terms can be classified as either relating to seasonal sales variations or to the timing of new product releases by the Company.

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

Product Warranty

The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment with the exception of certain aviation products and marine products for which the warranty period is two years from the date of installation.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $114,749, $59,309, and $29,577 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $113,314, $74,879, and $61,580 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included on the sales and marketing expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. We accrue the estimated cost of providing this free support upon product shipment.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for fiscal year ended December 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

As stock-based compensation expenses recognized in the accompanying consolidated statement of income for the fiscal year ended December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income as reported	$311,219	$205,700
Add: Total stock-based employee compensation
expense recorded during the year	925	-
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(7,239)	(5,460)
Pro forma net income	$304,905	$200,240

Net income per share as reported:
Basic	$1.44	$0.95
Diluted	$1.43	$0.94
Pro forma net income per share:
Basic	$1.41	$0.93
Diluted	$1.40	$0.92

Recently Issued Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning December 31, 2006. We are currently evaluating the impact of the adoption of FIN 48, however we do not expect the adoption to have a material impact on our financial reporting and disclosure.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our fiscal year beginning December 31, 2006. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial reporting and disclosure.

SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Further, the amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections” is a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 applies to all voluntary changes in accounting principle and changes the accounting for and a reporting of a change in accounting principle. Statement 154 requires retrospective application to the prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is effective for the accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

4. Marketable Securities

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 30, 2006:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/Losses	Carrying Amount)
Mortgage-backed securities	$359,809	($4,071)	$355,738
Obligations of states and political subdivisions	48,354	(193)	48,161
U.S. corporate bonds	57,926	(429)	57,497
Other	19,521	(41)	19,480
Total	$485,610	($4,734)	$480,876

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 31, 2005:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/Losses	Carrying Amount)
Mortgage-backed securities	$278,932	($4,611)	$274,321
Obligations of states and political subdivisions	33,425	(456)	32,969
U.S. corporate bonds	45,718	(731)	44,987
Other	23,450	996	24,446
Total	$381,525	($4,802)	$376,723

The amortized cost and estimated fair value of marketable securities at December 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2006)	$73,398	$73,033
Due after one year through five years (2007-2011)	277,510	274,143
Due after five years through ten years (2012-2016)	106,917	106,124
Due after ten years (2017 and thereafter)	27,785	27,576
	$485,610	$480,876

The Company invests in auction rate securities which effectively mature every 28 days. Upon maturity, the proceeds are reinvested in the same security. The effective maturity date differs from the stated maturity dates. The securities are classified in the balance sheet at their stated maturity dates.

5. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $3,119, $690, and $608 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively.

Future minimum lease payments are as follows:

Year	Amount

2007	$3,357
2008	3,181
2009	3,090
2010	3,064
2011	2,976
Thereafter	15,477

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. These amounted to $1,525 and $1,356 at December 30, 2006 and December 31, 2005, respectively, and are reported as restricted cash.

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

6. Employee Benefit Plans

GII sponsors an employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 30, 2006, December 31, 2005, and December 25, 2004, expense related to these plans of $8,690, $6,378, and $5,183, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, were significant.

7. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Federal:
Current	$42,850	$7,738	$10,323
Deferred	(21,153)	11,741	1,362
	21,697	19,479	11,685
State:
Current	4,935	(656)	3,253
Deferred	(3,922)	3,219	(5,258)
	1,013	2,563	(2,005)
Foreign:
Current	65,441	45,466	43,886
Deferred	(7,720)	(6,127)	(4,055)
	57,721	39,339	39,831
Total	$80,431	$61,381	$49,511

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Federal income tax expense at
U.S. statutory rate	$208,094	$130,410	$89,324
State income tax expense, net of
federal tax effect	658	1,666	(1,303)
Foreign tax rate differential	(112,903)	(53,712)	(32,516)
Taiwan tax holiday benefit	(50,905)	(48,175)	(27,753)
Other foreign taxes less
incentives and credits	43,445	30,427	26,080
Other, net	(7,958)	765	(4,321)
Income tax expense	$80,431	$61,381	$49,511

The Company’s income before income taxes attributable to non-U.S. operations was $508,367, $307,712, and $211,093, for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.24, $0.22, and $0.13 per weighted-average common share outstanding for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2011, at which time these tax benefits expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 30,	December 31,	December 25,
	2006	2005	2004
Deferred tax assets:
Product warranty accruals	$11,259	$5,017	$4,084
Allowance for doubtful accounts	1,327	1,361	1,187
Inventory carrying value	4,555	4,120	2,792
Sales program allowances	12,629	3,798	4,035
Reserve for sales returns	1,660	566	1,129
Vacation accrual	2,424	1,401	1,022
Unrealized intercompany profit in inventory	21,115	12,978	16,905
Unrealized investment loss	-	219	433
Unrealized foreign currency loss	325	550	3,579
Stock option compensation	3,720	-	-
Tax credit carryforwards, net	2,181	1,482	2,914
Other	4,225	-	447
	65,420	31,492	38,527
Deferred tax liabilities:
Depreciation	7,883	9,019	5,267
Unrealized investment gain	278	-	-
Other	2,454	2,344	-
	10,615	11,363	5,267
Net deferred tax assets	$54,805	$20,129	$33,260

8. Fair Value of Financial Instruments

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

	December 30, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$337,321	$337,321	$334,352	$334,352
Restricted cash	1,525	1,525	1,356	1,356
Marketable securities	480,876	480,876	376,723	376,723

9. Segment Information

In the first quarter of 2006, the Company changed its internal reporting. Upon this change, it determined that it has four reportable segments. Prior periods have been restated to conform to the current period’s presentation.

The Company operates within its targeted markets through four reportable segments, those being related to products sold into the marine, automotive/mobile, outdoor/fitness, and aviation markets. All of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors as well as through OEM’s. However, the nature of products and types of customers for the four segments vary significantly. As such, the segments are managed separately. The Company’s marine, automotive/mobile, and outdoor/fitness segments include portable global positioning system (GPS) receivers and accessories sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan. The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 30, 2006
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$232,906	$285,362	$166,639	$1,089,093	$1,774,000
Allocated interest income	1,952	5,693	3,020	25,232	35,897
Allocated interest expense	49	(44)	17	(63)	(41)
Income before income taxes	86,141	120,905	65,087	322,421	594,554
Assets:
Accounts receivable	52,978	64,910	37,905	247,731	403,524
Inventories	35,580	43,594	25,457	166,377	271,008

	Fiscal Year Ended December 31, 2005
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$229,158	$236,936	$158,262	$403,417	$1,027,773
Allocated interest income	1,257	4,901	3,152	10,276	19,586
Allocated interest expense	(3)	(12)	(8)	(25)	(48)
Income before income taxes	99,504	90,937	56,620	125,539	372,600
Assets:
Accounts receivable	38,127	39,421	26,331	67,118	170,997
Inventories	44,558	46,070	30,773	78,440	199,841

	Fiscal Year Ended December 25, 2004
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$171,526	$222,042	$165,510	$203,471	$762,549
Allocated interest income	1,091	3,008	2,107	3,213	9,419
Allocated interest expense	(4)	(12)	(9)	(13)	(38)
Income before income taxes	58,884	78,409	61,878	56,040	255,211
Assets:
Accounts receivable	24,770	32,065	23,901	29,383	110,119
Inventories	34,861	45,128	33,638	41,353	154,980

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 30, December 31, 2005, and December 25, 2004:

	North
	America	Asia	Europe	Total

December 30, 2006
Net sales to external customers	$1,093,581	$87,048	$593,371	$1,774,000
Long-lived assets	148,922	65,280	36,786	250,988
Net assets	431,795	1,074,827	51,277	1,557,899

December 31, 2005
Net sales to external customers	$661,085	$50,447	$316,241	$1,027,773
Long-lived assets	135,875	42,770	528	179,173
Net assets	377,684	742,843	36,737	1,157,264

December 25, 2004
Net sales to external customers	$532,501	$34,185	$195,863	$762,549
Long-lived assets	133,832	37,341	457	171,630
Net assets	330,350	573,363	31,874	935,587

No single customer accounted for 10% or more of the Company’s consolidated net sales in any period.

10. Stock Compensation Plans

Accounting for Stock-Based Compensation

Stock-based compensation expenses recognized in the accompanying consolidated statement of income for the fiscal year ended December 30, 2006, was $12 million. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the fiscal year ended December 30, 2006 are $6,194 and $5,358 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.02 during the fiscal year ended December 30, 2006.

The various Company stock compensation plans are summarized below:

2005 Equity Incentive Plan

In June, 2005, the shareholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. During 2006 and 2005, the Company granted 2,341,800 and 896,000 stock appreciation rights, respectively.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the Plan) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares of common stock were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. During 2006, 2005, and 2004, the Company granted 64,131, 755,750, and 1,394,000 nonqualified stock options, respectively. There have been no “other” stock compensation awards granted under the Plan.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2006, 2005, and 2004, options to purchase 7,630, 11,000, and 13,242 shares were granted under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 is provided below:

	Weighted-Average	Number of
	Exercise Price	Shares
		(In Thousands)

Outstanding at December 27, 2003	$14.21	4,514
Granted	19.87	1,406
Exercised	8.56	(404)
Canceled	16.08	(66)
Outstanding at December 25, 2004	16.06	5,450
Granted	26.51	1,672
Exercised	10.68	(644)
Canceled	18.51	(124)
Outstanding at December 31, 2005	19.29	6,354
Granted	48.54	2,413
Exercised	12.59	(994)
Canceled	28.57	(47)
Outstanding at December 30, 2006	$29.24	7,726
Exercisable at December 30, 2006	$16.98	2,591

Stock Options as of December 30, 2006
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$7.00 -$15.00	1,566	4.98	1,390
$15.01 - $25.00	1,970	7.99	553
$25.01 - $35.00	1,803	7.97	648
$35.01 - $45.00	20	9.43	-
$45.01 - $55.00	2,366	9.69	-
$55.01 - $65.00	-	-	-
	7,726	7.90	2,591

The weighted-average remaining contract life for options outstanding and exercisable at December 30, 2006 are 7.90 and 6.14 years respectively.

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Weighted average fair value of options granted	$20.01	$9.48	$7.28
Expected volatility	0.3534	0.3224	0.3577
Distribution yield	1.00%	0.98%	1.30%
Expected life of options in years	6.3	6.3	6.3
Risk-free interest rate	5%	4%	4%

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

The total fair value of shares vested during 2006, 2005, and 2004 was $9,413, $8,249, and $6,418 respectively.

The aggregate intrinsic values of options outstanding and exercisable at December 30, 2006 were $204.1 million and $100.2 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 30, 2006 was $42.8 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $55.66 on December 29, 2006, and the exercise price multiplied by the number of options outstanding.

As of December 30, 2006, there was $64.2 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a period of five years.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 2,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2006, 2005, and 2004, 124,693, 112,798, and 117,900 shares were purchased under the plan for a total purchase price of $3,569, $2,824, and $2,691, respectively. At December 30, 2006, approximately 1,116,811 shares were available for future issuance.

11. Earnings Per Share

All share and per share data is presented post-split. The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$514,123	$311,219	$205,700

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	216,340	216,294	216,322
Effect of dilutive securities -
employee stock-based awards (note 9)	2,505	1,942	1,738
Denominator for diluted net income per share -
adjusted weighted-average common shares	218,845	218,236	218,060

Basic net income per share	$2.38	$1.44	$0.95

Diluted net income per share	$2.35	$1.43	$0.94

Options to purchase 757,000, 1,044,000, and 1,110,000 shares of common stock were outstanding during 2006, 2005, and 2004 respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

12. Share Repurchase Program

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. As of December 30, 2006, the Company had repurchased 1,155,300 shares using cash of $50,450. This amount was reported as a reduction in additional paid-in capital because companies incorporated in the Cayman Islands are not permitted by law to hold treasury stock.

The Board of Directors approved a share repurchase program on April 21, 2004, authorizing the Company to purchase up to 6,000,000 million of its common shares as market and business conditions warrant. The share repurchase authorization expired on April 30, 2006. From inception to expiration, 1,476,000 shares were repurchased and retired under this plan.

13. Shareholder Rights Plan

On October 24, 2001, Garmin’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”). Pursuant to the Rights Plan, the Board declared a dividend of one preferred share purchase right on each outstanding common share of Garmin to shareholders of record as of November 1, 2001. The rights trade together with Garmin’s common shares. The rights generally will become exercisable if a person or group acquires or announces an intention to acquire 15% or more of Garmin’s outstanding common shares. Each right (other than those held by the new 15% shareholder) will then be exercisable to purchase preferred shares of Garmin (or in certain instances other securities of Garmin) having at that time a market value equal to two times the then current exercise price. Garmin’s Board of Directors may redeem the rights at $0.001 per right at any time before the rights become exercisable. The rights expire on October 31, 2011.

14. Selected Quarterly Information (Unaudited, split adjusted)

	Fiscal Year Ended December 30, 2006
	Quarter Ending
	April 1	July 1	September 30	December 30

Net sales	$322,311	$432,468	$407,997	$611,224
Gross profit	162,790	216,284	198,860	304,452
Net income	87,516	123,286	122,978	180,343
Basic net income per share	$0.40	$0.57	$0.57	$0.84

	Fiscal Year Ended December 31, 2005
	Quarter Ending
	March 26	June 25	September 24	December 31

Net sales	$192,651	$264,497	$251,329	$319,296
Gross profit	103,198	139,981	129,452	162,439
Net income	47,400	74,194	102,490	87,135
Basic net income per share	$0.22	$0.34	$0.48	$0.40

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

15. Dynastream Innovations Inc. Acquisition

On November 30, 2006, the Company acquired Dynastream Innovations Inc. (“Dynastream”) for $36.5 million. Dynastream, headquartered in Alberta, Canada, provides personal monitoring technology (such as foot pods and heart rate monitors) for sports and fitness products, and also provides low power and low cost wireless connectivity solutions. Dynastream products are used in some of the Company’s Forerunner devices. The purchase price was allocated primarily to technology/patents, customer contracts, goodwill and other assets, less liabilities assumed.

16. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004

Balance - beginning of period	$18,817	$15,518	$8,399
Accrual for products sold during the period	51,080	18,037	24,622
Expenditures	(32,258)	(14,738)	(17,503)
Balance - end of period	$37,639	$18,817	$15,518

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 30, 2006.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Garmin Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Garmin Ltd. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 of Garmin Ltd. and Subsidiaries and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 27, 2007

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 8, 2007 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2006.

(a)	Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal - Election of Two Directors” and “The Board of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)	Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)	Compliance with Section 16(a) of the Exchange Act

The information set forth in response to Item 405 of Regulation S-K under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)	Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 402 of Regulation S-K under the heading “The Board of Directors -- Audit Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “The Board of Directors -- Compensation of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “The Board of Directors -- Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters -- Compensation Committee Report” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 30, 2006 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
Plan Category	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
column A)
Equity compensation
plans approved by	7,725,826	$29.24	7,950,885
shareholders (1)
Equity compensation
plans not approved by	--	--	--
shareholders

Total	7,725,826	$29.24	7,950,885

(1) Consists of the Garmin Ltd. 2005 Equity Incentive Plan, the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. 2000 Non-Employee Directors’ Option Plan and the Garmin Ltd. Employee Stock Purchase Plan.

The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal -- Election of Two Directors” and “The Board of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

Item 14. Principal Accounting Fees and Services

The information set forth under the headings “Audit Matters -- Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

(3)	Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Memorandum and Articles of Association of Garmin Ltd. and Notice of Resolution (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006 ).

4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

4.2	Shareholder Rights Agreement (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K filed on October 26, 2001).

4.3	Amendment to Shareholder Rights Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Amendment No.1 to Registration Statement on Form 8-A12G/A filed on November 14, 2005).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

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

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006.

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

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

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Actof 2002

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

GARMIN LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULE

Garmin Ltd. Financial Statement Schedule for the years ended December 30, 2006, December 31, 2005 and December 25, 2004

Schedule II - Valuation and qualifying accounts	89

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 25, 2004:
Deducted from asset accounts
Allowance for doubtful accounts	$3,576	$187	-	($198)	$3,565
Inventory reserve	11,485	7,158	-	(7,354)	11,289
Total	$15,061	$7,345	-	($7,552)	$14,854

Year Ended December 31, 2005:
Deducted from asset accounts
Allowance for doubtful accounts	$3,565	$445	-	$216	$4,226
Inventory reserve	11,289	14,755	-	(11,288)	14,756
Total	$14,854	$15,200	-	($11,072)	$18,982

Year Ended December 30, 2006:
Deducted from asset accounts
Allowance for doubtful accounts	$4,226	$955	-	$159	$5,340
Inventory reserve	14,756	23,245	-	(18,233)	19,768
Total	$18,982	$24,200	-	($18,074)	$25,108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By /s/ Min H. Kao
Min H. Kao
Chief Executive Officer

Dated: February 28, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007:

/s/ Min H. Kao	/s/ Gene M. Betts
Min H. Kao	Gene M. Betts
Chairman, Chief	Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin Rauckman	/s/Donald H. Eller
Kevin Rauckman	Donald H. Eller
(Principal Financial Officer and Principal Accounting Officer)	Director
Chief Financial Officer and Treasurer

/s/ Charles W. Peffer	/s/ Thomas A. McDonnell
Charles W. Peffer	Thomas A. McDonnell
Director	Director

/s/ Clifton A. Pemble
Clifton A Pemble
Director

Garmin Ltd.
2006 Form 10-K Annual Report
Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002