Form 10-Q
period 2007-03-31
GARMIN LTD
filed 2007-05-08
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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
YES ☐  NO ☑

Number of shares outstanding of the Company's common shares as of May 4, 2007
Common Shares, $.005 par value: 216,296,829

Garmin Ltd.
Form 10-Q
Quarter Ended March 31, 2007

Garmin Ltd.
Form 10-Q
Quarter Ended March 31, 2007

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 30, 2006. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share information)

	March 31,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$479,380	$337,321
Marketable securities	93,674	73,033
Accounts receivable, net	334,010	403,524
Inventories, net	283,200	271,008
Deferred income taxes	55,138	55,996
Prepaid expenses and other current assets	25,136	28,202

Total current assets	1,270,538	1,169,084

Property and equipment, net	257,935	250,988

Marketable securities	337,770	407,843
Restricted cash	1,529	1,525
Licensing agreements, net	16,508	3,307
Other intangible assets, net	132,888	64,273

Total assets	$2,017,168	$1,897,020

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$110,119	$88,375
Salaries and benefits payable	16,364	16,268
Accrued warranty costs	39,281	37,639
Other accrued expenses	65,738	100,732
Income taxes payable	11,918	94,668

Total current liabilities	243,420	337,682

Long-term debt, less current portion	233	248
Deferred income taxes	1,359	1,191
Other liabilities	76,474	-

Stockholders' equity:
Common stock, $0.005 par value, 500,000,000 shares authorized:
Issued and outstanding shares- 216,273,000 as of March 31, 2007 and 216,098,000 as of December 30, 2006	1,083	1,082
Additional paid-in capital	92,423	83,438
Retained earnings	1,618,515	1,478,654
Accumulated other comprehensive loss	(16,339)	(5,275)

Total stockholders' equity	1,695,682	1,557,899
Total liabilities and stockholders' equity	$2,017,168	$1,897,020

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 31,	April 1,
	2007	2006
Net sales	$492,159	$322,311

Cost of goods sold	254,407	159,521

Gross profit	237,752	162,790

Selling, general and
administrative expenses	65,925	37,764
Research and development
expense	33,503	24,913
	99,428	62,677

Operating income	138,324	100,113

Other income (expense):
Interest income	9,359	7,305
Interest expense	(32)	(8)
Foreign currency	13,205	(7,446)
Other	51	3,605
	22,583	3,456

Income before income taxes	160,907	103,569

Income tax provision	21,047	16,053

Net income	$139,860	$87,516

Net income per share:
Basic	$0.65	$0.40
Diluted	$0.64	$0.40

Weighted average common
shares outstanding:
Basic	216,215	216,370
Diluted	218,704	218,322

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 31,	April 1,
	2007	2006
Operating Activities:
Net income	$139,860	$87,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	6,213	5,050
Amortization	9,872	8,922
Loss (gain) on sale of property and equipment	27	172
Provision for doubtful accounts	991	500
Deferred income taxes	2,159	(7,725)
Foreign currency transaction gains/losses	(13,052)	10,290
Provision for obsolete and slow moving inventories	8,156	4,712
Stock compensation expense	3,955	2,500
Realized gains on marketable securities	-	(3,852)
Changes in operating assets and liabilities:
Accounts receivable	84,886	(29,753)
Inventories	(16,772)	(5,124)
Other current assets	2,947	(18,141)
Accounts payable	6,252	(7,707)
Other current and non-current liabilities	(34,628)	3,580
Income taxes	(11,993)	5,725
Purchase of licenses	(20,203)	(449)
Net cash provided by operating activities	168,670	56,216

Investing activities:
Purchases of property and equipment	(12,399)	(14,868)
Purchase of intangible assets	(1,564)	(683)
Purchase of marketable securities	(102,197)	(123,506)
Redemption of marketable securities	153,924	51,899
Change in restricted cash	(4)	(14)
Net cash paid for acquisition of businesses and other intangibles	(68,902)	-
Net cash used in investing activities	(31,142)	(87,172)

Financing activities:
Proceeds from issuance of common stock	2,842	6,671
Stock repurchase	-	-
Payments on long term debt	(14)	-
Tax benefit related to stock option exercise	2,190	4,371
Net cash provided by financing activities	5,018	11,042

Effect of exchange rate changes on cash and cash equivalents	(487)	185

Net increase in cash and cash equivalents	142,059	(19,729)
Cash and cash equivalents at beginning of period	337,321	334,352
Cash and cash equivalents at end of period	$479,380	$314,623

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2007
(In thousands, except share and per share information)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.

The condensed consolidated balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended March 31, 2007 and April 1, 2006 both contain operating results for 13-weeks for both year-to-date periods.

Stock Split (“Split”)
All April 1, 2006 common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company’s Common Stock effective August 15, 2006.

2. Inventories

The components of inventories consist of the following:

	March 31, 2007	December 30, 2006
Raw materials	$81,187	$85,040
Work-in-process	43,248	42,450
Finished goods	176,373	160,748
Inventory reserves	(17,608)	(17,230)

Inventory, net of reserves	$283,200	$271,008

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. There were no shares purchased during the 13-week period ending March 31, 2007.

4. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	March 31,	April 1,
	2007	2006
Numerator:
Numerator for basic and diluted net income
per share - net income	$139,860	$87,516

Denominator:
Denominator for basic net income per share -
weighted-average common shares	216,215	216,370

Effect of dilutive securities -
employee stock options	2,489	1,952

Denominator for diluted net income per share -
adjusted weighted-average common shares	218,704	218,322

Basic net income per share	$0.65	$0.40

Diluted net income per share	$0.64	$0.40

Options to purchase 2,391,766 shares of common stock were outstanding for the 13-week period ended March 31, 2007 but were not included in the computation of diluted earnings per share because the effect was anti-dilutive. There were no anti-dilutive options for the 13-week period ended April 1, 2006.

5. Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	March 31,	April 1,
	2007	2006
Net income	$139,860	$87,516
Translation adjustment	(12,881)	9,209
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	1,817	(2,844)
Comprehensive income	$128,796	$93,881

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:
	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 31, 2007

Net sales	$60,527	$43,004	$316,626	$72,002	$492,159
Operating income	$21,209	$11,294	$79,525	$26,296	$138,324
Income before taxes	$24,783	$13,085	$95,145	$27,894	$160,907

13-Weeks Ended April 1, 2006

Net sales	$63,645	$50,703	$150,730	$57,233	$322,311
Operating income	$24,679	$18,914	$36,292	$20,228	$100,113
Income before taxes	$24,157	$20,646	$39,239	$19,527	$103,569

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 13-week periods ended March 31, 2007 and April 1, 2006:

	North
	America	Asia	Europe	Total
March 31, 2007
Net sales to external customers	$322,624	$21,460	$148,075	$492,159
Long-lived assets	$154,962	$62,895	$40,078	$257,935

April 1, 2006
Net sales to external customers	$202,687	$17,721	$101,903	$322,311
Long-lived assets	$135,945	$52,448	$427	$188,820

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006, the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company has not recognized a material increase or decrease in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption is $70.5 million including interest of $3.3 million. The total amount of unrecognized tax benefits as of March 31, 2007 is $76.4 million including interest of $6.9 million. The March 31, 2007 balance of $76.4 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

FIN 48 requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The Company previously classified these amounts as current liabilities, however after the adoption, the entire $76.4 million is required to be classified as non-current at March 31, 2007.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. Approximately $3.6 million of interest is included in income tax expense for the quarter ending March 31, 2007. At March 31, 2007 and at December 30, 2006, the Company had accrued approximately $6.9 million and $3.3 million respectively for interest. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to US federal, state, or local tax examinations by tax authorities for years prior to 2003. The Company also considers 2003 and 2004 US Federal returns to have been effectively settled due to the completion of audit examination by the Internal Revenue Service. The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2001. The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2005.

The Company believes that it is reasonably possible that $5.0 million of its unrecognized tax benefit will decrease within the next 12 months as the result of the statute of limitations expiring related to an uncertain tax benefit associated with transfer pricing. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

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

	13-Weeks Ended
	March 31,	April 1,
	2007	2006

Balance - beginning of the period	$37,639	$18,817
Accrual for products sold
during the period	15,035	6,133
Expenditures	(13,393)	(4,771)
Balance - end of the period	$39,281	$20,179

9.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $431 million over the next 3 years.

10.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008.   We do not expect the adoption of SFAS No. 157 to have a material impact on our financial reporting and disclosure.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

11.	Acquisitions

In the first quarter of 2007, Garmin Ltd. acquired EME Tec Sat SAS (the exclusive distributor of Garmin’s consumer products in France and now renamed Garmin France SAS), Digital Cyclone, Inc. (a location based services provider), and the assets of Nautamatic Marine Systems, Inc. (a manufacturer of the TR-1 Gold and Gladiator marine autopilots) for $72.1 million less $3.2 million cash acquired. The preliminary purchase price allocation resulted in an increase in goodwill and intangible assets of $68.6 million. These acquisitions are not material, either individually or in aggregate, therefore supplemental pro forma information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 31, 2007	April 1, 2006

Net sales	100.0%	100.0%
Cost of goods sold	51.7%	49.5%
Gross profit	48.3%	50.5%
Research and development	6.8%	7.7%
Selling, general and administrative	13.4%	11.7%
Total operating expenses	20.2%	19.4%
Operating income	28.1%	31.1%
Other income (expense), net	4.6%	1.1%
Income before income taxes	32.7%	32.2%
Provision for income taxes	4.3%	5.0%
Net income	28.4%	27.2%

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

	Reporting Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 31, 2007
Net sales	$60,527	$43,004	$316,626	$72,002	$492,159
Gross profit	$33,415	$21,153	$136,731	$46,453	$237,752
Operating income	$21,209	$11,294	$79,525	$26,296	$138,324

13-Weeks Ended April 1, 2006

Net sales	$63,645	$50,703	$150,730	$57,233	$322,311
Gross profit	$36,342	$28,017	$63,087	$35,344	$162,790
Operating income	$24,679	$18,914	$36,292	$20,228	$100,113

Comparison of 13-Weeks Ended March 31, 2007 and April 1, 2006

Net Sales

	13-weeks ended March 31, 2007		13-weeks ended April 1, 2006		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$60,527	12.3%	$63,645	19.7%	($3,118)	-4.9%
Marine	43,004	8.7%	50,703	15.7%	(7,699)	-15.2%
Automotive/Mobile	316,626	64.4%	150,730	46.8%	165,896	110.1%
Aviation	72,002	14.6%	57,233	17.8%	14,769	25.8%
Total	$492,159	100.0%	$322,311	100.0%	$169,848	52.7%

Increases in sales for the 13-week period ended March 31, 2007 were primarily due to a strong response to automotive and aviation product offerings. Approximately 45% of sales in the first quarter of 2007 were generated from products introduced in the last twelve months. Automotive/mobile revenue became a significantly larger portion of our revenue mix, rising from 47% in the year ago quarter to 64% in the first quarter of 2007.

Total unit sales increased 67% to 1,551,000 in the first quarter of 2007 from 921,000 in the same period of 2006. The higher unit sales volume in the first quarter of fiscal 2007 was attributable to strong sales of automotive products during the seasonally lower first quarter.

Automotive/mobile segment revenue grew the fastest during the quarter, more than doubling from the year-ago quarter, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our GMX 200, WAAS-enabled retrofit products, and WAAS upgrades to previously installed products were all strong. The timing of marine product releases and continued efforts to clear the marine retail channel of older products resulted in lower revenues for the segment when compared with the same quarter of 2006. Revenues in our outdoor/fitness segment were also lower than the year ago quarter, when outdoor product special program sales in Europe created strong sales in the first quarter of 2006.

Gross Profit

	13-weeks ended March 31, 2007		13-weeks ended April 1, 2006		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$33,415	55.2%	$36,342	57.1%	($2,927)	-8.1%
Marine	21,153	49.2%	28,017	55.3%	(6,864)	-24.5%
Automotive/Mobile	136,731	43.2%	63,087	41.9%	73,644	116.7%
Aviation	46,453	64.5%	35,344	61.8%	11,109	31.4%
Total	$237,752	48.3%	$162,790	50.5%	$74,962	46.0%

Gross profit dollars in the first quarter of 2007 grew 46% and gross profit margin percentage declined 220 basis points over the same quarter of the previous year. First quarter gross profit margins decreased to 55.2% and 49.2% in the outdoor/fitness and marine segments respectively, when compared to the same quarter in 2006. First quarter 2007 gross profit margins increased to 43.2% and 64.5% within the automotive/mobile and aviation segments, when compared with the first quarter of 2006.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment becoming a significantly larger percentage of the Company’s product mix. While the automotive/mobile segment is by nature a lower-margin business, strong sales of our higher priced and more fully featured products coupled with a less aggressive pricing environment for the segment supported gross margin improvement and gross margin dollar growth within the segment. Declines in gross margin in both the outdoor/fitness and marine segments also pressured gross margins for the Company during the quarter. Continued efforts to clear the marine retail channel by discounting older products put particular pressure on marine margins. Strong demand for popular retrofit products in the aviation segment resulted in improved product mix and margins for the aviation segment, providing gross margin support for the Company.

Selling, General and Administrative Expenses

	13-weeks ended March 31, 2007		13-weeks ended April 1, 2006
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$7,289	12.0%	$6,946	10.9%	$343	4.9%
Marine	6,037	14.0%	5,954	11.7%	83	1.4%
Automotive/Mobile	45,814	14.5%	19,529	13.0%	26,285	134.6%
Aviation	6,785	9.4%	5,335	9.3%	1,450	27.2%
Total	$65,925	13.4%	$37,764	11.7%	$28,161	74.6%

The increase in expense was driven primarily by increased advertising spending and increased staffing to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 59% or $10.9 million when compared to the first quarter of 2006. As a percent of sales, advertising increased from 5.7% of sales in first quarter of 2006 to 6.0% of sales in first quarter of 2007. Other selling, general and administrative expenses increased as a percent of sales from 6.0% of sales in the first quarter of 2006 to 7.4% of sales in the first quarter of 2007. In absolute dollars, other expenses increased $17.2 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended March 31, 2007		13-weeks ended April 1, 2006
	Research &	% of	Research &	% of	Quarter over Quarter
	Development	Revenues	Development	Revenues	$ Change	% Change
Outdoor/Fitness	$4,917	8.1%	$4,717	7.4%	$200	4.2%
Marine	3,822	8.9%	3,149	6.2%	673	21.4%
Automotive/Mobile	11,392	3.6%	7,266	4.8%	4,126	56.8%
Aviation	13,372	18.6%	9,781	17.1%	3,591	36.7%
Total	$33,503	6.8%	$24,913	7.7%	$8,590	34.5%

The 34.5% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 70 new engineering personnel to our staff during the quarter, and an increase in engineering program costs during the first quarter of 2007 as a result of our continued emphasis on product innovation. Research and development costs increased $8.6 million when compared with the year-ago quarter, but declined 90 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (34.5%) was slower than the growth rate of revenues (52.7%).

Operating Income

	13-weeks ended March 31, 2007		13-weeks ended April 1, 2006		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$21,209	35.0%	$24,679	38.8%	($3,470)	-14.1%
Marine	11,294	26.3%	18,914	37.3%	(7,620)	-40.3%
Automotive/Mobile	79,525	25.1%	36,292	24.1%	43,233	119.1%
Aviation	26,296	36.5%	20,228	35.3%	6,068	30.0%
Total	$138,324	28.1%	$100,113	31.1%	$38,211	38.2%

Operating income was down 300 basis points as a percent of revenue when compared to the year-ago quarter due to the decline in gross margins, increased advertising and marketing activities, additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins decreased to 35.0% and 26.3% within our outdoor/fitness and marine segments, respectively, while operating margins increased to 25.1% and 36.5% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased in part as a function of the gross profit margin percentage decreases described above, and the fact that marine and outdoor/fitness segment revenues and gross margins declined while R&D costs for these segments continued to grow to support upcoming new product introductions.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 31, 2007	April 1, 2006
Interest Income	$9,359	$7,305
Interest Expense	(32)	(8)
Foreign Currency Exchange	13,205	(7,446)
Other	51	3,605
Total	$22,583	$3,456

The average taxable equivalent interest rate return on invested cash during the first quarter of 2007 was 4.3% compared to 4.0% during the same quarter of 2006. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, and secondarily to the British Pound Sterling. While the Canadian dollar and the Euro are the respective functional currencies of Dynastream Innovations, Inc. and Garmin France, due to these entities relative sizes, their respective currency moves do not have a material impact on the Company’s financial statements.

The majority of the $13.2 million currency gain in the first quarter of 2007 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. During the first quarter of fiscal 2007 the exchange rate increased 1.5% to $33.09 TD/USD at March 31, 2007 from $32.60 TD/USD at December 30, 2006, resulting in $12.1 million of the quarter’s gain. While the British Pound Sterling strengthened relative to the U.S. Dollar during the quarter, the timing of transactions during the period resulted in Garmin Europe recording a $1.0 million gain.

The $7.4 million currency loss in the same quarter of 2006 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first quarter of fiscal 2006, when the exchange rate decreased to $32.46 TD/USD at April 1, 2006 from $32.84 TD/USD at December 31, 2005. During the first quarter of 2006, British Pound Sterling currency moves had no material impact, and Dynastream and Garmin France had not yet been acquired.

Income Tax Provision

Our earnings before taxes increased 55% when compared to the same quarter in 2006, and our income tax expense increased by $5.0 million, to $21.0 million, for the 13-week period ended March 31, 2007, from $16.0 million for the 13-week period ended April 1, 2006, due to our lower tax rate. The effective tax rate was 13.1% in the first quarter of 2007 and 15.5% in the first quarter of 2006. The lower tax rate in the first quarter of 2007 when compared to the same quarter in 2006 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 60% for the 13-week period ended March 31, 2007 to $139.9 million compared to $87.5 million for the 13-week period ended April 1, 2006.

Liquidity and Capital Resources

Net cash generated by operating activities was $168.7 million for the 13-week period ended March 31, 2007 compared to $56.2 million for the 13-week period ended April 1, 2006. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $12.2 million year-to-date increase in net inventories in this 13-week period of 2007, an increase required to fill strong orders for our products and to address overall growing demand for our products. Accounts receivable decreased $84.9 million, net of bad debts, during the first quarter of 2007 due to lower shipments in the seasonally slower period.

Cash flow used in investing activities during the 13-week period ending March 31, 2007 was $31.1 million. Cash flow used in investing activities principally related to $12.4 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $51.7 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of EME Tec Sat SAS. and Digital Cyclone, Inc., and the purchase of the assets of Nautamatic Marine Systems for a combined total of $68.9 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 4.3%.

Net cash provided by financing activities during the period was $5.0 million resulting from issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2007.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $431 million over the next 3 years.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the functional currency of Garmin Ltd. and Garmin International, Inc. Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Foreign currency gains and losses for the Company are primarily tied to movements of the Taiwan Dollar, which is the functional currency of Garmin Corporation, located in Taiwan, and secondarily to the British Pound Sterling, which is used by Garmin Europe, located in Southampton in the U.K. While the Canadian dollar and the Euro are the functional currencies of Dynastream Innovations, Inc. and Garmin France, due to these entities relative sizes, their respective currency moves do not have a material impact on the Company’s financials.

Interest Rate Risk

As of March 31, 2007, we have minimal interest rate risk as we have no material outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mobile Traffic Systems Corporation v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigation, Inc., and TomTom, Inc. On April 11, 2007, Mobile Traffic Systems Corporation filed a lawsuit in the United States District Court for the Northern District of Alabama claiming that certain products of Garmin and the other defendants infringe U.S. Patents Nos. 7,069,143 and 6,728,628 (the “Asserted Patents”). As of the date of this Form 10-Q, this lawsuit has not been served on Garmin USA, Inc. Garmin USA, Inc. believes that it should not be found liable for infringement of the Asserted Patents and additionally that the Asserted Patents are invalid. If the lawsuit is served on Garmin USA, Inc., we intend to vigorously defend the lawsuit Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend this lawsuit.

Garmin Ltd. v. TomTom, Inc. (Texas) On August 23, 2006, Garmin Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas claiming that certain TomTom products infringe U.S. Patent No. 7,062,378 (“the ‘378 Patent”) owned by Garmin Ltd. On October 20, 2006 TomTom filed an answer denying infringement and also filed a motion to transfer the lawsuit to the United States District Court for the Western District of Wisconsin, which motion was denied by the court on March 5, 2007. On March 14, 2007, TomTom filed an amended answer and counterclaims alleging that the ‘378 Patent is unenforceable due to alleged inequitable conduct and also asserting alleged violations of antitrust laws by Garmin based upon alleged intentional failure to disclose alleged prior art to the U.S. Patent Office. On April 23, 2007, Garmin filed a motion to dismiss these counterclaims due to TomTom’s failure to state a claim on which relief can be granted. The case is currently in the early stages of discovery. The court has scheduled the trial for November 2008. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we intend to vigorously prosecute the lawsuit for infringement of our ‘378 Patent.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. (Wisconsin) These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits were consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint claims that certain TomTom products infringe U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330; 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which claim that certain products sold by these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also added Garmin International, Inc. as a counterclaim defendant. On December 22, 2006 the court ruled on summary judgment motions filed by the parties. The court ruled that Garmin Ltd. and its subsidiaries did not infringe any claim of any of the three patents asserted by TomTom in its counterclaims, that TomTom did not infringe certain claims of the patents asserted by Garmin and that certain claims of some of the patents asserted by Garmin were invalid. Garmin filed a motion to reopen the case to address the remaining claims asserted by Garmin against TomTom. On April 25, 2007, the court issued a ruling on summary judgment that the remaining patent claims asserted by Garmin were either not infringed or invalid. Garmin intends to appeal this decision.

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V. Garmin Ltd. and the above-named subsidiaries of Garmin Ltd. filed a lawsuit against TomTom International B.V. in the District Court in the Hague, the Netherlands, on June 27, 2006.  The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”).  TomTom responded on July 14, 2006 by filing an action for preliminary relief in the District Court in The Hague, Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design.   TomTom has also filed a counterclaim for infringement of the Registered Design in the main lawsuit.  On November 2, 2006, the court issued a judgment in the preliminary relief proceedings finding that Garmin’s products do not infringe the Registered Design and denying TomTom’s claim for preliminary relief. The court also awarded Garmin approximately 37,000 euros for attorneys’ fees and costs. TomTom has filed an appeal of this judgment.    Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that our products do not infringe the Registered Design and we intend to vigorously prosecute our lawsuit seeking a declaration of non-infringement.

Garmin (Europe) Ltd. v. TomTom International B.V. On July 17, 2006, Garmin (Europe) Ltd. filed a lawsuit against TomTom International B.V. (“TomTom”),  in the High Court of Justice in London, England.  The lawsuit seeks a declaration that United Kingdom Patent No. GB 2400293 B (“the ’293 Patent”) owned by TomTom is invalid and an order that the ‘293 patent be revoked.  On July 31, 2006, TomTom  filed a defense indicating that it intended to defend this lawsuit and also filed a counterclaim alleging that certain models of Garmin’s StreetPilot products and Garmin’s nüvi products infringe the ‘293 Patent. Garmin (Europe) Ltd. believes that none of its products infringe the ‘293 Patent and that the ‘293 Patent is invalid.  On December 20, 2006, Garmin (Europe) Ltd. filed a second lawsuit against TomTom in the High Court of Justice in London, England.  This lawsuit seeks declarations that United Kingdom Patent Nos. GB 2400292 B (“the ’292 Patent”) and GB 2400294 B (“the ’294 Patent”), owned by TomTom are invalid and seeks orders that the ’292 Patent and the ’294 Patent be revoked.  On January 17, 2007, TomTom filed a defense indicating that it intended to defend this lawsuit.  On March 30, 2007, TomTom filed an application with the court for permission to amend the ‘293 Patent. Garmin (Europe) Ltd. intends to prosecute vigorously its actions seeking declarations of invalidity and revocation of the ’292, ‘293, and ’294 Patents and to defend vigorously TomTom’s allegation of infringement of the ‘293 Patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s counterclaim under the ‘293 Patent is without merit and we intend to vigorously defend it and to oppose TomTom’s application to amend the ‘293 Patent.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes during the 13-week period ended March 31, 2007 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. The following table lists the Company’s share purchases during the first quarter of fiscal 2007:

			Total Number of Shares	Maximum Number of
	Total # of		Purchased as Part of	Shares That May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under
Period	Purchased	Paid Per Share	Plans or Programs	the Plans or Programs
13-weeks ended
March 31, 2007	0	$0.00	0	1,844,700

Total	0	$0.00	0	1,844,700

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 10.1	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 8, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit 10.1	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002