Form 10-Q
period 2007-06-30
GARMIN LTD
filed 2007-08-07
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Large Accelerated Filer ☒Accelerated Filer ☐Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares outstanding of the Company's common shares as of July 31, 2007
Common Shares, $.005 par value: 216,640,909

Garmin Ltd.
Form 10-Q
Quarter Ended June 30, 2007

Garmin Ltd.
Form 10-Q
Quarter Ended June 30, 2007

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

The results of operations for the 13-week and 26-week periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share information)

	June 30,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$667,671	$337,321
Marketable securities	147,435	73,033
Accounts receivable, net	506,483	403,524
Inventories, net	290,682	271,008
Deferred income taxes	56,934	55,996
Prepaid expenses and other current assets	19,104	28,202

Total current assets	1,688,309	1,169,084

Property and equipment, net	350,299	250,988

Marketable securities	258,445	407,843
Restricted cash	1,558	1,525
Licensing agreements, net	14,804	3,307
Other intangible assets, net	131,186	64,273

Total assets	$2,444,601	$1,897,020

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$167,339	$88,375
Salaries and benefits payable	26,056	16,268
Accrued sales programs	52,849	-
Accrued warranty costs	49,725	37,639
Other accrued expenses	115,208	100,732
Income taxes payable	16,975	94,668

Total current liabilities	428,152	337,682

Long-term debt, less current portion	-	248
Deferred income taxes	1,010	1,191
Other liabilities	90,470	-

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000
Issued and outstanding shares - 216,588,000 as of
June 30, 2007 and 216,098,000 as of
December 30, 2006	1,085	1,082
Additional paid-in capital	105,525	83,438
Retained earnings	1,832,891	1,478,654
Accumulated other comprehensive loss	(14,532)	(5,275)

Total stockholders' equity	1,924,969	1,557,899
Total liabilities and stockholders' equity	$2,444,601	$1,897,020

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$742,466	$432,468	$1,234,625	$754,779

Cost of goods sold	367,799	216,184	622,206	375,706

Gross profit	374,667	216,284	612,419	379,073

Selling, general and administrative expenses	95,373	54,915	161,297	92,678

Research and development expense	37,727	26,793	71,230	51,707
	133,100	81,708	232,527	144,385

Operating income	241,567	134,576	379,892	234,688

Other income (expense):
Interest income	10,841	8,538	20,199	15,843
Interest expense	(23)	(5)	(55)	(12)
Foreign currency	(6,086)	2,958	7,119	(4,488)
Other	338	(167)	389	3,437
	5,070	11,324	27,652	14,780

Income before income taxes	246,637	145,900	407,544	249,468

Income tax provision	32,260	22,614	53,307	38,668

Net income	$214,377	$123,286	$354,237	$210,800

Net income per share:
Basic	$0.99	$0.57	$1.64	$0.97
Diluted	$0.98	$0.56	$1.62	$0.96

Weighted average common shares outstanding:
Basic	216,380	216,818	216,298	216,594
Diluted	219,078	219,344	218,925	218,868

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 30,	July 1,
	2007	2006
Operating Activities:
Net income	$354,237	$210,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,479	10,211
Amortization	15,856	17,055
Loss on sale of property and equipment	18	191
Provision for doubtful accounts	1,808	2,038
Deferred income taxes	(725)	(13,478)
Foreign currency transaction gains/losses	(10,358)	2,392
Provision for obsolete and slow moving inventories	17,309	9,336
Stock compensation expense	7,196	4,759
Realized gains on marketable securities	-	(3,852)
Changes in operating assets and liabilities:
Accounts receivable	(88,405)	(126,836)
Inventories	(33,406)	(37,408)
Other current assets	9,059	(11,135)
Accounts payable	63,472	13,119
Other current and non-current liabilities	101,826	56,503
Income taxes	(6,937)	143
Purchase of licenses	(22,290)	(1,462)
Net cash provided by operating activities	422,139	132,376

Investing activities:
Purchases of property and equipment	(112,020)	(26,612)
Purchase of intangible assets	(1,881)	(1,115)
Purchase of marketable securities	(378,909)	(231,870)
Redemption of marketable securities	455,598	150,222
Change in restricted cash	(33)	(92)
Net cash paid for acquisition of businesses and other intangibles	(68,902)	-
Net cash used in investing activities	(106,147)	(109,467)

Financing activities:
Proceeds from issuance of common stock	7,534	9,479
Payments on long term debt	(248)	-
Tax benefit related to stock option exercise	7,360	6,988
Net cash provided by financing activities	14,646	16,467

Effect of exchange rate changes on cash and cash equivalents	(288)	216

Net increase in cash and cash equivalents	330,350	39,592
Cash and cash equivalents at beginning of period	337,321	334,352
Cash and cash equivalents at end of period	$667,671	$373,944

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2007
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended June 30, 2007 and July 1, 2006 both contain operating results for 13-weeks for both year-to-date periods.

Stock Split (“Split”) - All July 1, 2006 common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company’s Common Stock effective August 15, 2006.

2.	Inventories

The components of inventories consist of the following:

	June 30, 2007	December 30, 2006
Raw materials	$92,239	$85,040
Work-in-process	50,453	42,450
Finished goods	170,292	160,748
Inventory reserves	(22,302)	(17,230)

Inventory, net of reserves	$290,682	$271,008

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. There were no shares purchased during the 26-week period ending June 30, 2007.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	June 30,	July 1,
	2007	2006
Numerator:
Numerator for basic and diluted net income per share - net income	$214,377	$123,286

Denominator:
Denominator for basic net income per share - weighted-average common shares	216,380	216,818

Effect of dilutive securities - employee stock options	2,698	2,526

Denominator for diluted net income per share - adjusted weighted-average common shares	219,078	219,344

Basic net income per share	$0.99	$0.57

Diluted net income per share	$0.98	$0.56

	26-Weeks Ended
	June 30,	July 1,
	2007	2006
Numerator:
Numerator for basic and diluted net income per share - net income	$354,237	$210,800

Denominator:
Denominator for basic net income per share - weighted-average common shares	216,298	216,594

Effect of dilutive securities - employee stock options	2,627	2,274

Denominator for diluted net income per share - adjusted weighted-average common shares	218,925	218,868

Basic net income per share	$1.64	$0.97

Diluted net income per share	$1.62	$0.96

There were no anti-dilutive options for the 13-week period ended June 30, 2007. There were 1,130,830 anti-dilutive options for the 13-week period ended July 1, 2006.

There were no anti-dilutive options for the 26-week period ended June 30, 2007. There were 1,140,550 anti-dilutive options for the 26-week period ended July 1, 2006.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	June 30, 2007	July 1, 2006
Net income	$214,377	$123,286
Translation adjustment	2,345	(7,641)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(538)	(2,760)
Comprehensive income	$216,184	$112,885

	26-Weeks Ended
	June 30, 2007	July 1, 2006
Net income	$354,237	$210,800
Translation adjustment	(10,537)	1,568
Change in fair value of available-for-sale marketable securities, net of deferred taxes	1,280	(5,604)
Comprehensive income	$344,980	$206,764

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 30, 2007

Net sales to external customers	$77,163	$79,771	$507,895	$77,637	$742,466
Operating income	$28,600	$33,115	$149,067	$30,785	$241,567
Income before taxes	$28,812	$34,065	$153,109	$30,651	$246,637

13-Weeks Ended July 1, 2006

Net sales to external customers	$71,115	$50,115	$255,387	$55,851	$432,468
Operating income	$31,617	$21,146	$59,974	$21,839	$134,576
Income before taxes	$32,883	$21,647	$69,251	$22,119	$145,900

26-Weeks Ended June 30, 2007

Net sales to external customers	$137,690	$122,775	$824,520	$149,640	$1,234,625
Operating income	$49,809	$44,410	$228,591	$57,082	$379,892
Income before taxes	$53,595	$47,150	$248,253	$58,546	$407,544

26-Weeks Ended July 1, 2006

Net sales to external customers	$134,761	$100,818	$406,116	$113,084	$754,779
Operating income	$56,298	$40,059	$96,264	$42,067	$234,688
Income before taxes	$57,040	$42,293	$108,491	$41,644	$249,468

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 26-week periods ended June 30, 2007 and July 1, 2006:

	North
	America	Asia	Europe	Total
June 30, 2007
Net sales to external customers	$777,515	$52,474	$404,636	$1,234,625
Long-lived assets	$162,536	$143,819	$43,944	$350,299

July 1, 2006
Net sales to external customers	$435,264	$39,839	$279,676	$754,779
Long-lived assets	$138,499	$56,363	$521	$195,383

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006, the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company has not recognized a material increase or decrease in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption is $70.5 million including interest of $3.3 million. The total amount of unrecognized tax benefits as of June 30, 2007 is $90.3 million including interest of $5.4 million. The June 30, 2007 balance of $90.3 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

FIN 48 requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The Company previously classified these amounts as current liabilities, however after the adoption, the entire $90.3 million is required to be classified as non-current at June 30, 2007.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. $0.5 million of interest is included in income tax expense for the quarter ending June 30, 2007. At June 30, 2007 and at December 30, 2006, the Company had accrued approximately $4.3 million and $3.3 million respectively for interest. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to US federal, state, or local tax examinations by tax authorities for years prior to 2003. The Company also considers 2003 and 2004 US federal returns to have been effectively settled due to the completion of audit examination by the Internal Revenue Service. The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2001. The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2005.

The Company believes that it is reasonably possible that $5.0 million of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the statute of limitations expiring related to an uncertain tax benefit associated with transfer pricing. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

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

	13-Weeks Ended
	June 30, 2007	July 1, 2006
Balance - beginning of the period	$39,281	$20,179
Accrual for products sold
during the period	22,565	11,464
Expenditures	(12,121)	(6,737)
Balance - end of the period	$49,725	$24,906

	26-Weeks Ended
	June 30, 2007	July 1, 2006
Balance - beginning of the period	$37,639	$18,817
Accrual for products sold
during the period	37,600	17,597
Expenditures	(25,514)	(11,508)
Balance - end of the period	$49,725	$24,906

9.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $15.8 million over the next 3 years.

10.	Recent Accounting Pronouncements

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

In the second quarter of 2007, Garmin Ltd. announced its intent to acquire GPS Gesellschaft für Professionelle Satellitennavigation mbH (the exclusive distributor of Garmin’s consumer products in Germany).

12.	Subsequent Events

On July 2, 2007 the acquisition of GPS Gesellschaft für Professionelle Satellitennavigation mbH was completed and the distributor has been renamed Garmin Deutschland GmbH. This acquisition is not material, therefore supplemental pro forma information will not be presented.

On July 17, 2007, Garmin Ltd. announced its intent to acquire Electronica Trepat SA, the distributor of Garmin’s consumer products in Spain. This acquisition is not expected to be material.

On August 3, 2007, Garmin Ltd. announced its intent to acquire Synergy S.p.A, the distributor of Garmin’s consumer products in Italy. This acquisition is not expected to be material.

The Garmin Board of Directors has approved an annual cash dividend of $0.75 per share payable to shareholders of record on August 15, 2007. This dividend will be paid on September 14, 2007.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	49.5%	50.0%
Gross profit	50.5%	50.0%
Research and development	5.1%	6.2%
Selling, general and administrative	12.8%	12.7%
Total operating expenses	17.9%	18.9%
Operating income	32.6%	31.1%
Other income (expense), net	0.6%	2.6%
Income before income taxes	33.2%	33.7%
Provision for income taxes	4.3%	5.2%
Net income	28.9%	28.5%

	26-Weeks Ended
	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%
Cost of goods sold	50.4%	49.8%
Gross profit	49.6%	50.2%
Research and development	5.8%	6.9%
Selling, general and administrative	13.0%	12.2%
Total operating expenses	18.8%	19.1%
Operating income	30.8%	31.1%
Other income (expense), net	2.2%	2.0%
Income before income taxes	33.0%	33.1%
Provision for income taxes	4.3%	5.1%
Net income	28.7%	28.0%

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

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 30, 2007

Net sales	$77,163	$79,771	$507,895	$77,637	$742,466
Gross profit	$43,648	$46,381	$233,520	$51,118	$374,667
Operating income	$28,600	$33,115	$149,067	$30,785	$241,567

13-Weeks Ended July 1, 2006

Net sales	$71,115	$50,115	$255,387	$55,851	$432,468
Gross profit	$42,469	$29,823	$107,061	$36,931	$216,284
Operating income	$31,617	$21,146	$59,974	$21,839	$134,576

26-Weeks Ended June 30, 2007

Net sales	$137,690	$122,775	$824,520	$149,640	$1,234,625
Gross profit	$77,063	$67,534	$370,251	$97,571	$612,419
Operating income	$49,809	$44,410	$228,591	$57,082	$379,892

26-Weeks Ended July 1, 2006

Net sales	$134,761	$100,818	$406,116	$113,084	$754,779
Gross profit	$78,812	$57,839	$170,147	$72,275	$379,073
Operating income	$56,298	$40,059	$96,264	$42,067	$234,688

Comparison of 13-Weeks Ended June 30, 2007 and July 1, 2006

Net Sales

	13-weeks ended June 30, 2007		13-weeks ended July 1, 2006		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$77,163	10.4%	$71,115	16.4%	$6,048	8.5%
Marine	79,771	10.7%	50,115	11.6%	29,656	59.2%
Automotive/Mobile	507,895	68.4%	255,387	59.1%	252,508	98.9%
Aviation	77,637	10.5%	55,851	12.9%	21,786	39.0%
Total	$742,466	100.0%	$432,468	100.0%	$309,998	71.7%

Increases in sales for the 13-week period ended June 30, 2007 were primarily due to a strong response to automotive and aviation product offerings. Automotive/mobile revenue became a significantly larger portion of our revenue mix, rising from 59.1% in the second quarter of 2006 to 68.4% in the second quarter of 2007. Approximately 19% of sales in the second quarter of 2007 were generated from products introduced in the last twelve months.

Total unit sales increased 99% to 2,544,000 in the second quarter of 2007 from 1,281,000 in the same period of 2006. The higher unit sales volume in the second quarter of fiscal 2007 was primarily attributable to strong sales of automotive products during the seasonally higher second quarter, although unit growth occurred across all segments of the business during the quarter.

Automotive/mobile segment revenue grew the fastest during the quarter, nearly doubling from the year-ago quarter, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our GMX 200, WAAS-enabled retrofit products, and WAAS upgrades to previously installed products continued to be strong. The marine segment showed strong growth during the quarter when compared with the second quarter of 2006, driven by new products released in late first quarter and during the second quarter. Revenues in our outdoor/fitness segment grew relative to the second quarter of 2006 due to seasonal demand for the products, dampened by the overall maturity of products in the segment’s portfolio.

Gross Profit

	13-weeks ended June 30, 2007		13-weeks ended July 1, 2006		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$43,648	56.6%	$42,469	59.7%	$1,179	2.8%
Marine	46,381	58.1%	29,823	59.5%	16,558	55.5%
Automotive/Mobile	233,520	46.0%	107,061	41.9%	126,459	118.1%
Aviation	51,118	65.8%	36,931	66.1%	14,187	38.4%
Total	$374,667	50.5%	$216,284	50.0%	$158,383	73.2%

Gross profit dollars in the second quarter of 2007 grew 73.2% and gross profit margin percentage increased 50 basis points over the second quarter of 2006. Second quarter gross profit margins decreased to 56.6%, 58.1%, and 65.8% in the outdoor/fitness, marine and aviation segments respectively, when compared to the same quarter in 2006. Second quarter 2007 gross profit margins increased to 46.0% in the automotive/mobile segment, when compared with the second quarter of 2006.

Gross profit margin percentage for the Company overall increased primarily as a result of the automotive/mobile segment becoming a significantly larger percentage of the Company’s product mix during a quarter when this segment’s margin improved over 400 basis points. While the automotive/mobile segment is by nature a lower-margin business, strong sales of our higher priced and more fully featured products, declining component pricing, and a less aggressive than anticipated pricing environment for the segment supported both gross margin improvement and gross margin dollar growth within the segment. Release of new products into the marine retail channel drove strong sequential improvement in marine margins, returning them to historic ranges. Declines in gross margin in the outdoor/fitness segment as a result of a more mature product mix pressured gross margins for the Company during the quarter. While product mix in the aviation segment resulted in a small margin decline for the segment relative to the year-ago quarter, the aviation segment’s strong gross margin profile continued to provide gross margin support for the Company.

Selling, General and Administrative Expenses

	13-weeks ended June 30, 2007		13-weeks ended July 1, 2006
	Selling, General		Selling, General		Quarter over Quarter
	& Admin. Expenses	% of Revenues	& Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$9,310	12.1%	$6,900	9.7%	$2,410	34.9%
Marine	8,748	11.0%	5,611	11.2%	3,137	55.9%
Automotive/Mobile	71,445	14.1%	38,018	14.9%	33,427	87.9%
Aviation	5,870	7.6%	4,386	7.9%	1,484	33.8%
Total	$95,373	12.8%	$54,915	12.7%	$40,458	73.7%

The increase in expense was driven primarily by increased advertising spending and increased staffing throughout the organization to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 70% or $23.3 million when compared to the second quarter of 2006. As a percent of sales, advertising held steady at 7.7% of sales in both the second quarter of 2007 and the second quarter of 2006. Other selling, general and administrative expenses increased slightly as a percent of sales from 5.0% of sales in the second quarter of 2006 to 5.2% of sales in the second quarter of 2007, as staffing in marketing and administration were increased to support our rapid growth. In absolute dollars, other selling, general and administrative expenses increased $17.1 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended June 30, 2007		13-weeks ended July 1, 2006		Quarter over Quarter
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$5,738	7.4%	$3,952	5.6%	$1,786	45.2%
Marine	4,518	5.7%	3,066	6.1%	1,452	47.4%
Automotive/Mobile	13,008	2.6%	9,069	3.6%	3,939	43.4%
Aviation	14,463	18.6%	10,706	19.2%	3,757	35.1%
Total	$37,727	5.1%	$26,793	6.2%	$10,934	40.8%

The 40.8% increase in research and development expense was due to ongoing development activities for new products, the addition of 200 new engineering personnel to our staff during the quarter, and an increase in engineering program costs during the second quarter of 2007 as a result of our continued emphasis on product innovation. Research and development costs increased $10.9 million when compared with the year-ago quarter, but declined 110 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (40.8%) was slower than the growth rate of revenues (71.7%).

Operating Income

	13-weeks ended June 30, 2007		13-weeks ended July 1, 2006		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$28,600	37.1%	$31,617	44.5%	($3,017)	-9.5%
Marine	33,115	41.5%	21,146	42.2%	11,969	56.6%
Automotive/Mobile	149,067	29.3%	59,974	23.5%	89,093	148.6%
Aviation	30,785	39.7%	21,839	39.1%	8,946	41.0%
Total	$241,567	32.5%	$134,576	31.1%	$106,991	79.5%

Operating income was up 140 basis points as a percent of revenue when compared to the second quarter of 2006 due to the increase in gross margins, which in part offset additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins decreased to 37.1% and 41.5% within our outdoor/fitness and marine segments, respectively, when compared with the second quarter in 2006. Operating margins increased to 29.3% and 39.7% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage increased in part as a function of the gross profit margin percentage increase described above, as well as improvements in the operating margins of both the aviation and automotive/mobile segments, offset somewhat by operating margin declines in the marine and outdoor/fitness segments.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 30, 2007	July 1, 2006
Interest Income	$10,841	$8,538
Interest Expense	(23)	(5)
Foreign Currency Exchange	(6,086)	2,958
Other	338	(167)
Total	$5,070	$11,324

The average taxable equivalent interest rate return on invested cash during the second quarter of 2007 was 4.4% compared to 4.3% during the same quarter of 2006. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

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

The majority of the $6.1 million currency loss in the second quarter of 2007 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar. During the second quarter of fiscal 2007 the exchange rate decreased 0.7% to $32.86 TD/USD at June 30, 2007 from $33.09 TD/USD at March 31, 2007, resulting in $5.8 million of the quarter’s loss. While the British Pound Sterling strengthened relative to the U.S. Dollar during the quarter, the timing of transactions during the period resulted in Garmin Europe recording a $0.6 million gain.

The U.S. Dollar weakened when compared to the Taiwan Dollar during the second quarter of 2006, when the exchange rate increased to $32.37 TD/USD at July 1, 2006 from $32.46 TD/USD at April 1, 2006. While the U.S. dollar weakened relative to the Taiwan Dollar by the close of the quarter, the $3.0 million currency gain reflected in the second quarter 2006 financials was the result of the timing of transactions during the period. During the second quarter of 2006, British Pound Sterling currency moves had no material impact, and Dynastream and Garmin France had not yet been acquired.

Income Tax Provision

Our earnings before taxes increased 69.0% when compared to the same quarter in 2006, and our income tax expense increased by $9.7 million, to $32.3 million, for the 13-week period ended June 30, 2007, from $22.6 million for the 13-week period ended July 1, 2006, due to our strong revenue growth, enhanced by a lower effective tax rate. The effective tax rate was 13.1% in the second quarter of 2007 and 15.5% in the second quarter of 2006. The lower tax rate in the second quarter of 2007 when compared to the same quarter in 2006 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 73.9% for the 13-week period ended June 30, 2007 to $214.4 million compared to $123.3 million for the 13-week period ended July 1, 2006.

Comparison of 26-Weeks Ended June 30, 2007 and July 1, 2006

Net Sales

	26-weeks ended June 30, 2007		26-weeks ended July 1, 2006		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$137,690	11.2%	$134,761	17.9%	$2,929	2.2%
Marine	122,775	9.9%	100,818	13.4%	21,957	21.8%
Automotive/Mobile	824,520	66.8%	406,116	53.8%	418,404	103.0%
Aviation	149,640	12.1%	113,084	15.0%	36,556	32.3%
Total	$1,234,625	100.0%	$754,779	100.0%	$479,846	63.6%

Increases in sales for the 26-week period ended June 30, 2007 were due to a strong response to automotive, aviation, and marine product offerings. Automotive/mobile revenue became a significantly larger portion of our revenue mix, rising from 53.8% in the first half of 2006 to 66.8% in the first half of 2007.

Total unit sales increased 85% to 4,095,000 in the first half of 2007 from 2,210,000 in the same period of 2006. The higher unit sales volume in the first half of fiscal 2007 was primarily attributable to strong sales of automotive products, particularly in North America.

Automotive/mobile segment revenue grew the fastest during the period, doubling from the year-ago period, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our GMX 200, WAAS-enabled retrofit products, and WAAS upgrades to previously installed products all continued strong. The release of new marine products to the marine retail channel during the period drove strong revenue growth for the segment when compared with the same period of 2006. Revenues in our outdoor/fitness segment were slightly higher than the first half of 2006, but growth for the segment was dampened by the fact that older products are becoming a larger part of the segment’s product portfolio.

Gross Profit

	26-weeks ended June 30, 2007		26-weeks ended July 1, 2006		Period over Period
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$77,063	56.0%	$78,812	58.5%	($1,749)	-2.2%
Marine	67,534	55.0%	57,839	57.4%	9,695	16.8%
Automotive/Mobile	370,251	44.9%	170,147	41.9%	200,104	117.6%
Aviation	97,571	65.2%	72,275	63.9%	25,296	35.0%
Total	$612,419	49.6%	$379,073	50.2%	$233,346	61.6%

Gross profit dollars in the first half of 2007 grew 61.6% and gross profit margin percentage declined 60 basis points over the same period of the previous year. First half gross profit margins decreased to 56.0% and 55.0% in the outdoor/fitness and marine segments respectively, when compared to the same period in 2006. First half 2007 gross profit margins increased to 44.9% and 65.2% within the automotive/mobile and aviation segments, when compared with the first half of 2006.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment becoming a significantly larger percentage of the Company’s product mix. While the automotive/mobile segment is by nature a lower-margin business, strong sales of our higher priced and more fully featured products, favorable component pricing, and a less aggressive than anticipated pricing environment for the segment supported gross margin improvement and gross margin dollar growth within the segment. Strong demand for popular retrofit products in the aviation segment resulted in favorable product mix and margins for the aviation segment particularly in the first half of the quarter. Declines in gross margin in both the outdoor/fitness and marine segments pressured gross margins for the Company during the period, although the marine segment showed significant margin improvement in the second half of the period as a result of new product releases.

Selling, General and Administrative Expenses

	26-weeks ended June 30, 2007		26-weeks ended July 1, 2006
	Selling, General		Selling, General		Period over Period
	& Admin. Expenses	% of Revenues	& Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$16,599	12.1%	$13,845	10.3%	$2,754	19.9%
Marine	14,785	12.0%	11,564	11.5%	3,221	27.9%
Automotive/Mobile	117,259	14.2%	57,548	14.2%	59,711	103.8%
Aviation	12,654	8.5%	9,721	8.6%	2,933	30.2%
Total	$161,297	13.1%	$92,678	12.3%	$68,619	74.0%

The increase in expense was driven primarily by increased advertising spending and increased staffing to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 66% or $34.3 million when compared to the first half of 2006. As a percent of sales, advertising remained nearly flat, increasing from 6.9% of sales in first half of 2006 to 7.0% of sales in first half of 2007. Other selling, general and administrative expenses increased as a percent of sales from 5.4% of sales in the first half of 2006 to 6.1% of sales in the first half of 2007. In absolute dollars, other expenses increased $34.4 million when compared to the previous year period, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	26-weeks ended June 30, 2007		26-weeks ended July 1, 2006		Period over Period
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$10,655	7.7%	$8,669	6.4%	$1,986	22.9%
Marine	8,339	6.8%	6,216	6.2%	2,123	34.2%
Automotive/Mobile	24,401	3.0%	16,335	4.0%	8,066	49.4%
Aviation	27,835	18.6%	20,487	18.1%	7,348	35.9%
Total	$71,230	5.8%	$51,707	6.9%	$19,523	37.8%

The 37.8% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 280 new engineering personnel to our staff during the period, and an increase in engineering program costs during the first half of 2007 as a result of our continued emphasis on product innovation. Research and development costs increased $19.5 million when compared with the year-ago period, but declined 110 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (37.8%) was slower than the growth rate of revenues (63.6%).

Operating Income

	26-weeks ended June 30, 2007		26-weeks ended July 1, 2006		Period over Period
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$49,809	36.2%	$56,298	41.8%	($6,489)	-11.5%
Marine	44,410	36.2%	40,059	39.7%	4,351	10.9%
Automotive/Mobile	228,591	27.7%	96,264	23.7%	132,327	137.5%
Aviation	57,082	38.1%	42,067	37.2%	15,015	35.7%
Total	$379,892	30.8%	$234,688	31.1%	$145,204	61.9%

Operating income was down 30 basis points as a percent of revenue when compared to the year-ago period due to the decline in gross margins, increased marketing activities, additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses. Operating margins decreased to 36.2% in both our outdoor/fitness and marine segments, while operating margins increased to 27.7% and 38.1% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased as a function of product mix, and the fact that marine and outdoor/fitness segment gross margins declined while operating and R&D costs for these segments continued to grow to support these businesses and their upcoming new product introductions.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 30, 2007	July 1, 2006
Interest Income	$20,199	$15,843
Interest Expense	(55)	(12)
Foreign Currency Exchange	7,119	(4,488)
Other	389	3,437
Total	$27,652	$14,780

The average taxable equivalent interest rate return on invested cash during the first half of 2007 was 4.3% compared to 4.1% during the same period of 2006. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

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

The majority of the $7.1 million currency gain in the first half of 2007 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. During the first half of fiscal 2007 the exchange rate increased 0.8% to $32.86 TD/USD at June 30, 2007 from $32.60 TD/USD at December 30, 2006, resulting in $4.9 million of the period’s gain. While the British Pound Sterling strengthened relative to the U.S. Dollar during the period, the timing of transactions during the period resulted in Garmin Europe recording a $1.6 million gain.

The $4.5 million currency loss in the first half of 2006 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar during the first half of fiscal 2006, when the exchange rate decreased to $32.37 TD/USD at July 1, 2006 from $32.84 TD/USD at December 31, 2005. During the first half of 2006, British Pound Sterling currency moves had no material impact, and Dynastream and Garmin France had not yet been acquired.

Income Tax Provision

Our earnings before taxes increased 63.0% when compared to the same period in 2006, and our income tax expense increased by $14.6 million, to $53.3 million, for the 26-week period ended June 30, 2007, from $38.7 million for the 26-week period ended July 1, 2006, due to strong earnings growth enhanced by our lower tax rate. The effective tax rate was 13.1% in the first half of 2007 and 15.5% in the first half of 2006. The lower tax rate in the first half of 2007 when compared to the same period in 2006 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 68.3% for the 26-week period ended June 30, 2007 to $354.2 million compared to $210.8 million for the 26-week period ended July 1, 2006.

Liquidity and Capital Resources

Net cash generated by operating activities was $422.1 million for the 26-week period ended June 30, 2007 compared to $132.4 million for the 26-week period ended July 1, 2006. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $19.7 million year-to-date increase in net inventories in this 26-week period of 2007, an increase required to fill strong orders for our products and to address overall growing demand for our products. Accounts receivable increased $103.0 million, net of bad debts, during the first half of 2007 due to increasing shipments during the period.

Cash flow used in investing activities during the 26-week period ending June 30, 2007 was $106.2 million. Cash flow used in investing activities principally related to $112.0 million in capital expenditures related to the build-out of our Jhongli manufacturing facility, purchase of the Linkou manufacturing facility, business operation and maintenance activities, the purchase of EME Tec Sat SAS., Digital Cyclone, Inc., and the assets of Nautamatic Marine Systems for a combined total of $68.9 million, and the net sale of $76.7 million of fixed income securities associated with the management of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 4.3%.

Net cash provided by financing activities during the period was $14.6 million resulting from issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

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

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $15.8 million over the next 3 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials. Product pricing and raw material costs are both significantly influenced by semiconductor market conditions. Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of introducing new products with higher margins and success in obtaining price reductions in raw material costs. In recent quarters we have experienced a decrease in raw materials costs offset by an increase in the sale of lower-margin products as a part of the product mix.

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

Interest Rate Risk

As of June 30, 2007, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against the Company’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). Garmin International believes that it should not be found liable for infringement of the ‘671 patent and additionally that the ‘671 patent is invalid. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006, the court held a hearing on construction of the claims of the ‘671 patent. The parties await the court’s ruling on Garmin International’s summary judgment motion and the court’s claim construction order. On May 23, 2006, Encyclopaedia Britannica filed an amended complaint alleging that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint alleging that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend these actions.

Mobile Traffic Systems Corporation v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigation, Inc., and TomTom, Inc. On July 11, 2007, Mobile Traffic Systems Corporation filed a lawsuit in the United States District Court for the Northern District of Alabama claiming that certain products of Garmin and the other defendants infringe U.S. Patents Nos. 7,069,143 and 6,728,628 (the “Asserted Patents”). Garmin USA, Inc. believes that it should not be found liable for infringement of the Asserted Patents and additionally that the Asserted Patents are invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend this lawsuit.

Garmin Ltd. v. TomTom, Inc. (Texas) On August 23, 2006, Garmin Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas claiming that certain TomTom products infringe U.S. Patent No. 7,062,378 (“the ‘378 Patent”) owned by Garmin Ltd. On October 20, 2006, TomTom filed an answer denying infringement and also filed a motion to transfer the lawsuit to the United States District Court for the Western District of Wisconsin, which motion was denied by the court on March 5, 2007. On March 14, 2007, TomTom filed an amended answer and counterclaims alleging that the ‘378 Patent is unenforceable due to alleged inequitable conduct and also asserting alleged violations of antitrust laws by Garmin based upon alleged intentional failure to disclose alleged prior art to the U.S. Patent Office. On April 23, 2007, Garmin filed a motion to dismiss these counterclaims due to TomTom’s failure to state a claim on which relief can be granted. The case is currently in the early stages of discovery. The court has scheduled the trial for November 2008. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we intend to vigorously prosecute the lawsuit for infringement of our ‘378 Patent.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. (Wisconsin) These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits were consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint claims that certain TomTom products infringe U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330, 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which claim that certain products sold by these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also added Garmin International, Inc. as a counterclaim defendant. On December 22, 2006, the court ruled on summary judgment motions filed by the parties. The court ruled that Garmin Ltd. and its subsidiaries did not infringe any claim of any of the three patents asserted by TomTom in its counterclaims, that TomTom did not infringe certain claims of the patents asserted by Garmin and that certain claims of some of the patents asserted by Garmin were invalid. Garmin filed a motion to reopen the case to address the remaining claims asserted by Garmin against TomTom. On April 25, 2007, the court issued a ruling on summary judgment that the remaining patent claims asserted by Garmin were either not infringed or invalid. On May 24, 2007, Garmin filed a notice of appeal appealing this decision to the United States Court of Appeals for the Federal Circuit. On June 6, 2007, TomTom filed a notice of cross-appeal. These appeals remain pending.

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V. Garmin Ltd. and the above-named subsidiaries of Garmin Ltd. filed a lawsuit against TomTom International B.V. in the District Court in The Hague, Netherlands, on June 27, 2006.  The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”).  TomTom responded on July 14, 2006 by filing an action for preliminary relief in the District Court in The Hague, Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design.  TomTom has also filed a counterclaim for infringement of the Registered Design in the main lawsuit.  On November 2, 2006, the court issued a judgment in the preliminary relief proceedings finding that Garmin’s products do not infringe the Registered Design and denying TomTom’s claim for preliminary relief. The court also awarded Garmin approximately 37,000 euros for attorneys’ fees and costs. TomTom has filed an appeal of this judgment.  Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that our products do not infringe the Registered Design and we intend to vigorously prosecute our lawsuit seeking a declaration of non-infringement.

Garmin (Europe) Ltd. v. TomTom International B.V. On July 17, 2006, Garmin (Europe) Ltd. filed a lawsuit against TomTom International B.V. (“TomTom”), in the High Court of Justice in London, England.  The lawsuit seeks a declaration that United Kingdom Patent No. GB 2400293 B (“the ’293 Patent”) owned by TomTom is invalid and an order that the ‘293 patent be revoked.  On July 31, 2006, TomTom  filed a defense indicating that it intended to defend this lawsuit and also filed a counterclaim alleging that certain models of Garmin’s StreetPilot products and Garmin’s nüvi products infringe the ‘293 Patent. Garmin (Europe) Ltd. believes that none of its products infringe the ‘293 Patent and that the ‘293 Patent is invalid.  On December 20, 2006, Garmin (Europe) Ltd. filed a second lawsuit against TomTom in the High Court of Justice in London, England.  This lawsuit seeks declarations that United Kingdom Patent Nos. GB 2400292 B (“the ’292 Patent”) and GB 2400294 B (“the ’294 Patent”), owned by TomTom are invalid and seeks orders that the ’292 Patent and the ’294 Patent be revoked.  On January 17, 2007, TomTom filed a defense indicating that it intended to defend this lawsuit.  On March 30, 2007, TomTom filed an application with the court for permission to amend the ‘293 Patent. On July 10, 2007, Garmin (Europe) Ltd. filed a third lawsuit against TomTom in the High Court of Justice in London, England. This lawsuit seeks declarations that United Kingdom Patent No. GB 2421160 B (“the 160 Patent”) and European Patent (UK) Nos. EP 1599703 B1 (the ‘703 Patent”) and EP 1611416 B1 (“the ‘416 Patent”) owned by TomTom are invalid and seeks orders that the ‘160 Patent, the ‘703 Patent and the ‘416 Patent be revoked. Garmin (Europe) Ltd. intends to prosecute vigorously its actions seeking declarations of invalidity and revocation of the ’292, ‘293,’294, ‘160, ‘703, and ‘416 Patents and to defend vigorously TomTom’s allegation of infringement of the’293 Patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s counterclaim under the ’293 Patent is without merit and we intend to vigorously defend it.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes during the 13-week and 26-week periods ended June 30, 2007 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. The following table lists the Company’s share purchases during the second quarter of fiscal 2007:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
13-weeks ended June 30, 2007	0	$0.00	0	1,844,700
Total	0	$0.00	0	1,844,700

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 8, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company’s Annual General Meeting. All such matters were approved. A total of 205,238,155 common shares or approximately 95% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

Election of Two Directors of the Company:

Nominee	For	Withheld

Gene M. Betts	203,495,368	1,742,787
Thomas A. McDonnell	192,344,024	12,894,131

The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2010. The terms of office of Directors Min H. Kao and Charles W. Peffer will continue until the Annual General Meeting of Shareholders in 2009. The terms of office of Directors Donald H. Eller and Clifton A. Pemble will continue until the Annual General Meeting in 2008.

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

Dated: August 7, 2007

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