Form 10-Q
period 2007-09-29
GARMIN LTD
filed 2007-11-06
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)

5th Floor, Harbour Place, P.O. Box 30464 SMB, 103 South Church Street George Town, Grand Cayman KY 1-1202 Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

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
YES ☐    NO ☑

Number of shares outstanding of the Company's common shares as of November 4, 2007
Common Shares, $.005 par value: 216,882,131

Garmin Ltd.
Form 10-Q
Quarter Ended September 29, 2007

Garmin Ltd.
Form 10-Q
Quarter Ended September 29, 2007

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

The results of operations for the 13-week and 39-week periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year 2007.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share information)

	September 29,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$703,749	$337,321
Marketable securities	58,668	73,033
Accounts receivable, net	520,538	403,524
Inventories, net	493,739	271,008
Deferred income taxes	57,700	55,996
Prepaid expenses and other current assets	23,538	28,202

Total current assets	1,857,932	1,169,084

Property and equipment, net	358,578	250,988

Marketable securities	263,735	407,843
Restricted cash	1,580	1,525
Licensing agreements, net	14,398	3,307
Other intangible assets, net	149,277	64,273

Total assets	$2,645,500	$1,897,020

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$236,044	$88,375
Salaries and benefits payable	32,524	16,268
Accrued sales programs	77,177	-
Accrued warranty costs	55,225	37,639
Other accrued expenses	131,959	100,732
Income taxes payable	35,033	94,668

Total current liabilities	567,962	337,682

Long-term debt, less current portion	603	248
Deferred income taxes	1,219	1,191
Other liabilities	90,505	-

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 216,931,000 as of
September 29, 2007 and 216,098,000 as of
December 30, 2006	1,086	1,082
Additional paid-in capital	123,025	83,438
Retained earnings	1,863,867	1,478,654
Accumulated other comprehensive loss	(2,767)	(5,275)

Total stockholders' equity	1,985,211	1,557,899
Total liabilities and stockholders' equity	$2,645,500	$1,897,020

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$728,673	$407,997	$1,963,298	$1,162,776

Cost of goods sold	386,822	209,137	1,009,028	584,843

Gross profit	341,851	198,860	954,270	577,933

Selling, general and
administrative expenses	87,060	47,489	248,358	140,167
Research and development
expense	40,634	30,399	111,863	82,105
	127,694	77,888	360,221	222,272

Operating income	214,157	120,972	594,049	355,661

Other income (expense):
Interest income	11,798	9,622	31,997	25,464
Interest expense	(273)	(2)	(328)	(14)
Foreign currency	(3,626)	14,874	3,493	10,386
Other	570	70	959	3,507
	8,469	24,564	36,121	39,343

Income before income taxes	222,626	145,536	630,170	395,004

Income tax provision	29,119	22,558	82,426	61,226

Net income	$193,507	$122,978	$547,744	$333,778

Net income per share:
Basic	$0.89	$0.57	$2.53	$1.54
Diluted	$0.88	$0.56	$2.50	$1.52

Weighted average common
shares outstanding:
Basic	216,773	216,317	216,456	216,502
Diluted	220,644	218,866	219,482	218,878

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 29,	September 30,
	2007	2006
Operating Activities:
Net income	$547,744	$333,778
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	22,786	15,447
Amortization	18,803	19,844
Loss (gain) on sale of property and equipment	71	(8)
Provision for doubtful accounts	3,467	796
Deferred income taxes	(1,157)	(29,867)
Foreign currency transaction gains/losses	3,232	(19,724)
Provision for obsolete and slow moving inventories	21,502	15,260
Stock compensation expense	8,830	8,378
Realized gains on marketable securities	-	(3,852)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(90,497)	(79,648)
Inventories	(234,920)	(148,891)
Other current assets	4,510	(1,192)
Accounts payable	117,034	48,720
Other current and non-current liabilities	147,608	69,704
Income taxes	9,486	22,866
Purchase of licenses	(22,594)	(2,486)
Net cash provided by operating activities	555,905	249,125

Investing activities:
Purchases of property and equipment	(128,893)	(45,476)
Purchase of intangible assets	(2,481)	(1,513)
Purchase of marketable securities	(983,716)	(348,621)
Redemption of marketable securities	1,141,431	197,008
Change in restricted cash	(56)	(104)
Proceeds from asset sale	4	75
Net cash paid for acquisition of businesses	(84,126)	-
Net cash used in investing activities	(57,837)	(198,631)

Financing activities:
Proceeds from issuance of common stock	15,358	10,042
Dividends	(162,531)	-
Stock repurchase	-	(50,451)
Payments on long term debt	(218)	-
Tax benefit related to stock option exercise	15,776	7,453
Net cash used in financing activities	(131,615)	(32,956)

Effect of exchange rate changes on cash and cash equivalents	(25)	(167)

Net increase in cash and cash equivalents	366,428	17,371
Cash and cash equivalents at beginning of period	337,321	334,352
Cash and cash equivalents at end of period	$703,749	$351,723

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 29, 2007
(In thousands, except share and per share information)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended September 29, 2007 and September 30, 2006 both contain operating results for 13-weeks for both year-to-date periods.

2.  Inventories

The components of inventories consist of the following:

	September 29, 2007	December 30, 2006

Raw materials	$152,119	$85,040
Work-in-process	66,922	42,450
Finished goods	297,777	160,748
Inventory reserves	(23,079)	(17,230)

Inventory, net of reserves	$493,739	$271,008

3.  Share Repurchase Plan

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. There were no shares purchased during the 39-week period ending September 29, 2007.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 29,	September 30,
	2007	2006
Numerator:
Numerator for basic and diluted net income
per share - net income	$193,507	$122,978

Denominator:
Denominator for basic net income per share -
weighted-average common shares	216,773	216,317

Effect of dilutive securities -
employee stock options	3,871	2,549

Denominator for diluted net income per share -
adjusted weighted-average common shares	220,644	218,866

Basic net income per share	$0.89	$0.57

Diluted net income per share	$0.88	$0.56

	39-Weeks Ended
	September 29,	September 30,
	2007	2006
Numerator:
Numerator for basic and diluted net income
per share - net income	$547,744	$333,778

Denominator:
Denominator for basic net income per share -
weighted-average common shares	216,456	216,502

Effect of dilutive securities -
employee stock options	3,026	2,376

Denominator for diluted net income per share -
adjusted weighted-average common shares	219,482	218,878

Basic net income per share	$2.53	$1.54

Diluted net income per share	$2.50	$1.52

There were 13,615 anti-dilutive options for the 13-week period ended September 29, 2007. There were 1,153,121 anti-dilutive options for the 13-week period ended September 30, 2006.

There were 605,174 anti-dilutive options for the 39-week period ended September 29, 2007. There were 503,267 anti-dilutive options for the 39-week period ended September 30, 2006.

There were 751,734 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 29, 2007.

5.  Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	September 29,	September 30,
	2007	2006
Net income	$193,507	$122,978
Translation adjustment	9,981	(17,438)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	1,781	4,770
Comprehensive income	$205,269	$110,310

	39-Weeks Ended
	September 29,	September 30,
	2007	2006
Net income	$547,744	$333,778
Translation adjustment	(555)	(15,870)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	3,061	(834)
Comprehensive income	$550,250	$317,074

6.  Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 29, 2007

Net sales to external customers	$87,747	$47,659	$518,939	$74,328	$728,673
Operating income	$30,178	$15,623	$141,855	$26,501	$214,157
Income before taxes	$30,663	$16,075	$148,651	$27,237	$222,626

13-Weeks Ended September 30, 2006

Net sales to external customers	$70,651	$40,588	$237,981	$58,777	$407,997
Operating income	$28,817	$13,659	$59,517	$18,979	$120,972
Income before taxes	$32,261	$15,547	$77,311	$20,417	$145,536

39-Weeks Ended September 29, 2007

Net sales to external customers	$225,437	$170,433	$1,343,460	$223,968	$1,963,298
Operating income	$79,986	$60,033	$370,448	$83,582	$594,049
Income before taxes	$84,257	$63,225	$396,905	$85,783	$630,170

39-Weeks Ended September 30, 2006

Net sales to external customers	$205,412	$141,406	$644,097	$171,861	$1,162,776
Operating income	$85,116	$53,718	$155,782	$61,045	$355,661
Income before taxes	$89,301	$57,841	$185,801	$62,061	$395,004

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 39-week periods ended September 29, 2007 and September 30, 2006:

	North
	America	Asia	Europe	Total
September 29, 2007
Net sales to external customers	$1,231,341	$100,900	$631,057	$1,963,298
Long-lived assets	$169,828	$143,895	$44,855	$358,578

September 30, 2006
Net sales to external customers	$699,987	$63,170	$399,619	$1,162,776
Long-lived assets	$142,791	$64,152	$2,192	$209,135

7.  Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006, the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company has not recognized a material increase or decrease in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of the date of adoption is $70.5 million including interest of $3.3 million. The total amount of unrecognized tax benefits as of September 29, 2007 is $90.3 million including interest of $4.9 million. The September 29, 2007 balance of $90.3 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

FIN 48 requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The Company previously classified these amounts as current liabilities, however after the adoption, the entire $90.3 million is required to be classified as non-current at September 29, 2007.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. $0.5 million of interest is included in income tax expense for the quarter ending September 29, 2007. At September 29, 2007 and at December 30, 2006, the Company had accrued approximately $4.9 million and $3.3 million respectively for interest. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

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

	13-Weeks Ended
	September 29,	September 30,
	2007	2006

Balance - beginning of the period	$49,725	$24,906
Accrual for products sold
during the period	28,379	15,135
Expenditures	(22,879)	(11,068)
Balance - end of the period	$55,225	$28,973

	39-Weeks Ended
	September 29,	September 30,
	2007	2006

Balance - beginning of the period	$37,639	$18,817
Accrual for products sold
during the period	65,979	32,731
Expenditures	(48,393)	(22,575)
Balance - end of the period	$55,225	$28,973

9.  Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $10.3 million over the next 5 years.

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

11.  Acquisitions

In the first quarter of 2007, Garmin Ltd. acquired EME Tec Sat SAS (the exclusive distributor of Garmin’s consumer products in France and now renamed Garmin France), Digital Cyclone, Inc. (a location based services provider), and the assets of Nautamatic Marine Systems, Inc. (a manufacturer of the TR-1 Gold and Gladiator marine autopilots). In the third quarter of 2007, Garmin Ltd. acquired GPS Gesellschaft fur Professionelle Satellitennavigation mbH (Garmin’s exclusive distributor of consumer products in Germany and now renamed Garmin Deutschland GmbH). These companies were acquired for $99.2M less $15.1M cash acquired. The preliminary purchase price allocation resulted in an increase in goodwill and intangible assets of $87.9M. These acquisitions are not material, either individually or in aggregate, therefore supplemental pro forma information is not presented.

On July 17, 2007, Garmin Ltd. announced its intent to acquire Electronica Trepat SA, the distributor of Garmin’s consumer products in Spain. This acquisition is not expected to be material.

On August 3, 2007, Garmin Ltd. announced its intent to acquire Synergy S.p.A, the distributor of Garmin’s consumer products in Italy. This acquisition is not expected to be material.

12.  Subsequent Events

On October 11, 2007, Garmin Ltd. announced its intent to acquire Fairpoint Navigation A/S, the distributor of Garmin’s consumer products in Denmark. This acquisition is not expected to be material.

On October 31, 2007, Garmin Ltd. announced its intent to make a public offer for all of the outstanding shares of Tele Atlas N.V. on a fully diluted basis at an indicative offer price of €24.50 in cash per share, implying an equity value for Tele Atlas of €2.3 billion, or approximately $3.3 billion. In addition to its cash and marketable securities balance in excess of $1 billion, Garmin has secured financing commitments from two banks which are sufficient for the intended offer. As of the offer date, Garmin Ltd. owns greater than 5% of the outstanding shares of Tele Atlas N.V. This transaction will be material, and supplemental pro forma information will be presented as appropriate in future filings.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 29, 2007	September 30, 2006

Net sales	100.0%	100.0%
Cost of goods sold	53.1%	51.3%
Gross profit	46.9%	48.7%
Research and development	5.6%	7.5%
Selling, general and administrative	11.9%	11.6%
Total operating expenses	17.5%	19.1%
Operating income	29.4%	29.6%
Other income (expense), net	1.2%	6.0%
Income before income taxes	30.6%	35.6%
Provision for income taxes	4.0%	5.5%
Net income	26.6%	30.1%

	39-Weeks Ended
	September 29, 2007	September 30, 2006

Net sales	100.0%	100.0%
Cost of goods sold	51.4%	50.3%
Gross profit	48.6%	49.7%
Research and development	5.7%	7.1%
Selling, general and administrative	12.6%	12.0%
Total operating expenses	18.3%	19.1%
Operating income	30.3%	30.6%
Other income (expense), net	1.8%	3.4%
Income before income taxes	32.1%	34.0%
Provision for income taxes	4.2%	5.3%
Net income	27.9%	28.7%

The Company manages its operations in four segments: outdoor/fitness, marine, automotive/mobile, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The following table sets forth our results of operations (in thousands) including revenue (net sales), gross profit, and operating income for each of our four segments during the periods shown. For each line item in the table, the total of the outdoor/fitness, marine, automotive/mobile, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 29, 2007

Net sales to external customers	$87,747	$47,659	$518,939	$74,328	$728,673
Gross profit	$46,553	$25,170	$221,148	$48,980	$341,851
Operating income	$30,178	$15,623	$141,855	$26,501	$214,157

13-Weeks Ended September 30, 2006

Net sales to external customers	$70,651	$40,588	$237,981	$58,777	$407,997
Gross profit	$39,803	$21,645	$99,708	$37,704	$198,860
Operating income	$28,817	$13,659	$59,517	$18,979	$120,972

39-Weeks Ended September 29, 2007

Net sales to external customers	$225,437	$170,433	$1,343,460	$223,968	$1,963,298
Gross profit	$123,616	$92,704	$591,400	$146,550	$954,270
Operating income	$79,986	$60,033	$370,448	$83,582	$594,049

39-Weeks Ended September 30, 2006

Net sales to external customers	$205,412	$141,406	$644,097	$171,861	$1,162,776
Gross profit	$118,615	$79,484	$269,855	$109,979	$577,933
Operating income	$85,116	$53,718	$155,782	$61,045	$355,661

Comparison of 13-Weeks Ended September 29, 2007 and September 30, 2006

Net Sales

	13-weeks ended September 29, 2007		13-weeks ended September 30, 2006		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$87,747	12.1%	$70,651	17.3%	$17,096	24.2%
Marine	47,659	6.5%	40,588	9.9%	7,071	17.4%
Automotive/Mobile	518,939	71.2%	237,981	58.4%	280,958	118.1%
Aviation	74,328	10.2%	58,777	14.4%	15,551	26.5%
Total	$728,673	100.0%	$407,997	100.0%	$320,676	78.6%

Increases in sales of 78.6% for the 13-week period ended September 29, 2007 were primarily due to a strong response to automotive product offerings. However, the aviation, marine, and outdoor/fitness segments all showed growth during the quarter. Automotive/mobile revenue became a significantly larger portion of our revenue mix, rising from 58.4% in the third quarter of 2006 to 71.2% in the third quarter of 2007. Approximately 41% of sales in the third quarter of 2007 were generated from products introduced in the last twelve months.

Total unit sales increased 119% to 2,688,000 in the third quarter of 2007 from 1,227,000 in the same period of 2006. The higher unit sales volume in the third quarter of fiscal 2007 was primarily attributable to strong sales of automotive products during the third quarter, although unit growth also occurred in the outdoor/fitness segment during the quarter.

Automotive/mobile segment revenue grew the fastest during the quarter, up 118% from the year-ago quarter, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our GMX 200, WAAS-enabled retrofit products, and WAAS upgrades to previously installed products continued to be strong. Revenues in our outdoor/fitness segment grew relative to the third quarter of 2006 due to positive customer response to new product offerings. The marine segment showed strong growth during the quarter when compared with the third quarter of 2006, driven by continued customer interest in new products released in the first half of 2007.

Gross Profit

	13-weeks ended September 29, 2007		13-weeks ended September 30, 2006		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$46,553	53.1%	$39,803	56.3%	$6,750	17.0%
Marine	25,170	52.8%	21,645	53.3%	3,525	16.3%
Automotive/Mobile	221,148	42.6%	99,708	41.9%	121,440	121.8%
Aviation	48,980	65.9%	37,704	64.1%	11,276	29.9%
Total	$341,851	46.9%	$198,860	48.7%	$142,991	71.9%

Gross profit dollars in the third quarter of 2007 grew 71.9% and gross profit margin percentage declined 180 basis points over the third quarter of 2006. Third quarter gross profit margins decreased to 53.1% and 52.8% in the outdoor/fitness and marine segments respectively, when compared to the same quarter in 2006. Third quarter 2007 gross profit margins increased to 42.6% and 65.9% in the automotive/mobile and aviation segments, respectively, when compared with the third quarter of 2006.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment becoming a significantly larger percentage of the Company’s product mix during a quarter. While this segment’s margin improved 70 basis points, it has the lowest gross margin of our four businesses. While the automotive/mobile segment is by nature a lower-margin business, more units sold in the U.S. than in Europe, coupled with a less aggressive than anticipated pricing environment for the segment resulted in both a small gross margin improvement and strong gross margin dollar growth within the segment. Continued seasonally strong sales of new products in the marine retail channel provided off-season support for marine margins, which remained within historic ranges. Declines in gross margin in the outdoor/fitness segment as a result of a more mature product mix pressured gross margins for the Company during the quarter. Product mix in the aviation segment resulted in a 180 basis point margin increase for the segment relative to the year-ago quarter, and the aviation segment’s strong gross margin profile continued to provide gross margin support for the Company.

Selling, General and Administrative Expenses

	13-weeks ended September 29, 2007		13-weeks ended September 30, 2006		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$11,468	13.1%	$6,816	9.6%	$4,652	68.2%
Marine	5,635	11.8%	4,295	10.6%	1,340	31.2%
Automotive/Mobile	63,988	12.3%	31,326	13.2%	32,662	104.3%
Aviation	5,969	8.0%	5,052	8.6%	917	18.1%
Total	$87,060	11.9%	$47,489	11.6%	$39,571	83.3%

The increase in expense was driven primarily by increased advertising spending and increased staffing throughout the organization to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 66% or $15.4 million when compared to the third quarter of 2006. As a percent of sales, advertising declined to 5.3% of sales in the third quarter of 2007, down from 5.7% in the third quarter of 2006. Other selling, general and administrative expenses increased as a percent of sales from 5.9% of sales in the third quarter of 2006 to 6.6% of sales in the third quarter of 2007, as staffing in marketing and administration were increased to support our rapid growth. In absolute dollars, other selling, general and administrative expenses increased $24.2 million when compared to the previous year quarter, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended September 29, 2007		13-weeks ended September 30, 2006		Quarter over Quarter
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$4,907	5.6%	$4,170	5.9%	$737	17.7%
Marine	3,912	8.2%	3,691	9.1%	221	6.0%
Automotive/Mobile	15,305	2.9%	8,865	3.7%	6,440	72.7%
Aviation	16,510	22.2%	13,673	23.3%	2,837	20.8%
Total	$40,634	5.6%	$30,399	7.5%	$10,235	33.7%

The 33.7% increase in research and development expense was due to ongoing development activities for new products, the addition of 30 new engineering personnel to our staff during the quarter, and an increase in engineering program costs during the third quarter of 2007 as a result of our continued emphasis on product innovation. Research and development costs increased $10.2 million when compared with the year-ago quarter, but declined 190 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (33.7%) was slower than the growth rate of revenues (78.6%).

Operating Income

	13-weeks ended September 29, 2007		13-weeks ended September 30, 2006		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$30,178	34.4%	$28,817	40.8%	$1,361	4.7%
Marine	15,623	32.8%	13,659	33.7%	1,964	14.4%
Automotive/Mobile	141,855	27.3%	59,517	25.0%	82,338	138.3%
Aviation	26,501	35.7%	18,979	32.3%	7,522	39.6%
Total	$214,157	29.4%	$120,972	29.7%	$93,185	77.0%

Operating income was down just 30 basis points as a percent of revenue when compared to the third quarter of 2006 due to the decrease in gross margins, which was in good part offset by the fact that research and development expenditures decreased as a percent of revenues. Operating margins decreased to 34.4% and 32.8% within our outdoor/fitness and marine segments, respectively, when compared with the third quarter in 2006. Operating margins increased to 27.3% and 35.7% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased slightly as a function of the gross profit margin percentage changes described above, offset by meaningful improvements in the gross and operating margins of the aviation and automotive/mobile segments.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 29, 2007	September 30, 2006
Interest Income	$11,798	$9,622
Interest Expense	(273)	(2)
Foreign Currency Exchange	(3,626)	14,874
Other	570	70
Total	$8,469	$24,564

The average taxable equivalent interest rate return on invested cash during the third quarter of 2007 was 3.9% compared to 3.8% during the same quarter of 2006. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, and secondarily to the use of the British Pound Sterling at Garmin Europe. The Euro is the functional currency of Garmin France and Garmin Deutschland and as these entities grow, Euro currency moves will also generate more material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar is the functional currency of Dynastream Innovations, Inc.; due to this entity’s relative size, its currency moves do not have a material impact on the Company’s financial statements.

The majority of the $3.6 million currency loss in the third quarter of 2007 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar. During the third quarter of fiscal 2007 the Taiwan Dollar exchange rate increased, resulting in a $5.4 million loss. The British Pound Sterling and the Euro strengthened 1.5% and 4.9% respectively, relative to the U.S. Dollar during the quarter, which resulted in a $0.4 million gain related to movements in the British Pound Sterling, and a $1.2 million gain related to movements in the Euro. Other net currency gains and the timing of transactions created the remaining gain of $0.2 million.

The U.S. Dollar strengthened when compared to the Taiwan Dollar during the third quarter of 2006, when the exchange rate decreased 2.3%, resulting in a $14.9 million gain. While the British Pound Sterling did strengthen during the third quarter of 2006, British Pound Sterling currency moves had no material impact, and Dynastream, Garmin France, and Garmin Deutschland had not yet been acquired.

Income Tax Provision

Our earnings before taxes increased 53% when compared to the same quarter in 2006, and our income tax expense increased by $6.6 million, to $29.1 million, for the 13-week period ended September 29, 2007, from $22.6 million for the 13-week period ended September 30, 2006, due to our strong revenue growth, enhanced by a lower effective tax rate. The effective tax rate was 13.1% in the third quarter of 2007 and 15.5% in the third quarter of 2006. The lower tax rate in the third quarter of 2007 when compared to the same quarter in 2006 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 57.4% for the 13-week period ended September 29, 2007 to $193.5 million compared to $123.0 million for the 13-week period ended September 30, 2006.

Comparison of 39-weeks Ended September 29, 2007 and September 30, 2006

Net Sales

	39-weeks ended September 29, 2007		39-weeks ended September 30, 2006		Period over Period
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$225,437	11.5%	$205,412	17.7%	$20,025	9.7%
Marine	170,433	8.7%	141,406	12.2%	29,027	20.5%
Automotive/Mobile	1,343,460	68.4%	644,097	55.4%	699,363	108.6%
Aviation	223,968	11.4%	171,861	14.8%	52,107	30.3%
Total	$1,963,298	100.0%	$1,162,776	100.0%	$800,522	68.8%

Increases in sales for the 39-week period ended September 29, 2007 were due to a strong response to automotive, aviation, and marine product offerings, and modest growth from our outdoor/fitness segment. Automotive/mobile revenue became a significantly larger portion of our revenue mix, rising from 55.4% year to date in 2006 to 68.4% in the same period in 2007.

Total unit sales increased 97% to 6,784,000 year to date in 2007 from 3,429,000 in the same period of 2006. The higher unit sales volume during this period of fiscal 2007 was primarily attributable to strong sales of automotive products, particularly in North America.

Automotive/mobile segment revenue grew the fastest during the period, more than doubling from the year-ago period, on the strength of nüvi, c-series, and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our GMX 200, WAAS-enabled retrofit products, and WAAS upgrades to previously installed products all continued strong. The release of new marine products to the marine retail channel during the first half of 2007 drove seasonally strong revenue growth for the segment when compared with the same period of 2006. Revenues in our outdoor/fitness segment were slightly higher than the same period in 2006, however growth for the segment was dampened by the overall aging of this segment’s product portfolio.

Gross Profit

	39-weeks ended September 29, 2007		39-weeks ended September 30, 2006		Period over Period
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$123,616	54.8%	$118,615	57.7%	$5,001	4.2%
Marine	92,704	54.4%	79,484	56.2%	13,220	16.6%
Automotive/Mobile	591,400	44.0%	269,855	41.9%	321,545	119.2%
Aviation	146,550	65.4%	109,979	64.0%	36,571	33.3%
Total	$954,270	48.6%	$577,933	49.7%	$376,337	65.1%

Gross profit dollars for the 39-week period ending September 29, 2007 grew 65% and gross profit margin percentage declined 110 basis points over the same period of the previous year. Year to date 2007 gross profit margins decreased to 54.8% and 54.4% in the outdoor/fitness and marine segments respectively, when compared to the same period in 2006. Year to date 2007 gross profit margins increased to 44.0% and 65.4% within the automotive/mobile and aviation segments, when compared with the same period in 2006.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment becoming a significantly larger percentage of the Company’s product mix. While the automotive/mobile segment is by nature a lower-margin business, favorable product mix with more product sold in the U.S., favorable component pricing in early 2007, and a less aggressive than anticipated pricing environment for the segment all supported gross margin improvement and gross margin dollar growth within the segment. Strong demand for popular retrofit products in the aviation segment resulted in favorable product mix and margins for the aviation segment. Declines in gross margin in both the outdoor/fitness and marine segments pressured gross margins for the Company during the period, although both marine segments gross margins remained within normal historic margin ranges.

Selling, General and Administrative Expenses

	39-weeks ended September 29, 2007		39-weeks ended September 30, 2006		Period over Period
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$28,068	12.5%	$20,660	10.1%	$7,408	35.9%
Marine	20,421	12.0%	15,860	11.2%	4,561	28.8%
Automotive/Mobile	181,246	13.5%	88,873	13.8%	92,373	103.9%
Aviation	18,623	8.3%	14,774	8.6%	3,849	26.0%
Total	$248,358	12.6%	$140,167	12.1%	$108,191	77.2%

The increase in expense was driven primarily by increased advertising spending and increased staffing to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 66.3% or $49.7 million when compared to the same period in 2006. As a percent of sales, advertising remained nearly flat, decreasing from 6.5% of sales year to date in 2006 to 6.4% of sales in the same period in 2007. Other selling, general and administrative expenses increased as a percent of sales from 5.6% of sales year to date in 2006 to 6.3% of sales in the same period in 2007. In absolute dollars, other expenses increased $58.5 million when compared to the previous year period, with increases distributed across call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	39-weeks ended September 29, 2007		39-weeks ended September 30, 2006		Period over Period
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$15,562	6.9%	$12,839	6.3%	$2,723	21.2%
Marine	12,250	7.2%	9,906	7.0%	2,344	23.7%
Automotive/Mobile	39,706	3.0%	25,200	3.9%	14,506	57.6%
Aviation	44,345	19.8%	34,160	19.9%	10,185	29.8%
Total	$111,863	5.7%	$82,105	7.1%	$29,758	36.2%

The 36% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of over 300 new engineering personnel to our staff during the period, and an increase in engineering program costs year to date in 2007 as a result of our continued emphasis on product innovation. Research and development costs increased $29.8 million when compared with the year-ago period, but declined 140 basis points as a percent of revenue primarily due to the fact that the growth rate of research and development expenditures for the period (36.2%) was slower than the growth rate of revenues (68.8%).

Operating Income

	39-weeks ended September 29, 2007		39-weeks ended September 30, 2006		Period over Period
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$79,986	35.5%	$85,116	41.4%	($5,130)	-6.0%
Marine	60,033	35.2%	53,718	38.0%	6,315	11.8%
Automotive/Mobile	370,448	27.6%	155,782	24.2%	214,666	137.8%
Aviation	83,582	37.3%	61,045	35.5%	22,537	36.9%
Total	$594,049	30.3%	$355,661	30.6%	$238,388	67.0%

Operating income was down 30 basis points as a percent of revenue when compared to the year-ago period. This was due to the decline in gross margins, increased marketing activities, additions to finance, technology, and administrative expenditures, and personnel additions in the call center to support the growth of our businesses, which was offset by the fact that research and development expenditures decreased as a percent of revenues. Operating margins decreased to 35.5% and 35.2% respectively in our outdoor/fitness and marine segments, while operating margins increased to 27.6% and 37.3% within our automotive/mobile and aviation segments, respectively. Our operating margin percentage decreased as a function of product mix, and the fact that marine and outdoor/fitness segment gross margins declined while operating and R&D costs for these segments continued to grow to support these businesses and their upcoming new product introductions.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 29, 2007	September 30, 2006
Interest Income	$31,997	$25,464
Interest Expense	(328)	(14)
Foreign Currency Exchange	3,493	10,386
Other	959	3,507
Total	$36,121	$39,343

The average taxable equivalent interest rate return on invested cash during the 39-week period ended September 29, 2007 was 4.0% compared to 3.6% during the same period of 2006. The increase in interest income is attributable to our growing cash balances, increasing interest rates, and more active management of our cash balances.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, and secondarily to the use of the British Pound Sterling at Garmin Europe. The Euro is the functional currency of Garmin France and Garmin Deutschland and as these entities grow, Euro currency moves will also generate more material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar is the functional currency of Dynastream Innovations, Inc.; due to this entity’s relative size, its currency moves do not have a material impact on the Company’s financial statements.

While historically the majority of the Company’s currency gains and losses have been driven by movements between the U.S. Dollar and the Taiwan dollar, the $3.5 million currency gain in the 39-week period ended September 29, 2007 was driven by the movement of the British Pound Sterling and Euro, which strengthened 3.9% and 7.3%, respectively, resulting in gains of $2.0 million and $1.9 million, respectively. While the U.S. Dollar/Taiwan Dollar exchange rate fluctuated meaningfully during the period, by the end of the period there was a net 0.2% strengthening of the Taiwan dollar, which resulted in a $0.5 million currency loss. Other net currency gains and the timing of transactions created the remaining gain of $0.1 million.

The $10.4 million currency gain in the 39-week period ending September 30, 2006 was due to the U.S. Dollar strengthening 0.8% compared to the Taiwan Dollar during this period in fiscal 2006. Year to date in 2006, British Pound Sterling currency moves had no material impact, and Dynastream, Garmin France, and Garmin Deutschland had not yet been acquired.

Income Tax Provision

Our earnings before taxes increased 60% when compared to the same period in 2006, and our income tax expense increased by $21.2 million, to $82.4 million, for the 39-week period ended September 29, 2007, from $61.2 million for the 39-week period ended September 30, 2006, due to strong earnings growth enhanced by our lower tax rate. The effective tax rate was 13.1% year to date in 2007 and 15.5% in the same period in 2006. The lower tax rate in the period in 2007 when compared to the same period in 2006 was related to tax holidays/credits and the favorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 64.1% for the 39-week period ended September 29, 2007 to $547.7 million compared to $333.8 million for the 39-week period ended September 30, 2006.

Liquidity and Capital Resources

Net cash generated by operating activities was $555.9 million for the 39-week period ended September 29, 2007 compared to $249.1 million for the 39-week period ended September 30, 2006. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $222.7 million year-to-date increase in net inventories in this 39-week period of 2007, an increase required to fill strong orders for our products and to address overall growing demand for our products. Accounts receivable increased $117.0 million, net of bad debts, during this period in 2007 due to increasing shipments during the period.

Cash flow used in investing activities during the 39-week period ending September 29, 2007 was $57.8 million. Cash flow used in investing activities principally related to $128.9 million in capital expenditures related to the build-out of our Jhongli manufacturing facility, purchase of the Linkou manufacturing facility, business operation and maintenance activities, the purchase of EME Tec Sat SAS., GPS Gesellschaft für Professionelle Satellitennavigation mbH, Digital Cyclone, Inc., and the assets of Nautamatic Marine Systems for a combined total of $84.1 million, and the net sale of $157.7 million of fixed income securities associated with the management of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 4.0%.

Net cash used in financing activities during the period was $131.6 million resulting from issuance of common stock related to Company stock option plan and stock based compensation tax benefits of $31.1 million , and the payment of a cash dividend in the amount of $162.5 million.

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

On October 31, 2007, Garmin Ltd. announced its intent to make a public offer for all of the outstanding shares of Tele Atlas N.V. on a fully diluted basis at an indicative offer price of €24.50 in cash per share, implying an equity value for Tele Atlas of €2.3 billion, or approximately $3.3 billion. In addition to its cash balance in excess of $1 billion, Garmin has secured financing commitments from two banks which are sufficient for the intended offer. We believe that our existing cash balances and future cash flow from operations will be sufficient to service this proposed debt as well as other future cash requirements of the business.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $10.3 million over the next 5 years.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the functional currency of Garmin Ltd. and Garmin International, Inc. Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Foreign currency gains and losses for the Company are primarily tied to movements of the Taiwan Dollar, which is the functional currency of Garmin Corporation, located in Taiwan, and secondarily to the British Pound Sterling, which is used by Garmin Europe, located in Southampton in the U.K. While the Canadian dollar is the functional currency of Dynastream Innovations, Inc. and the Euro is the functional currency of Garmin France and Garmin Deutchland, due to these entities relative sizes, their respective currency moves do not have a material impact on the Company’s financials.

Interest Rate Risk

As of September 29, 2007, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 29, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 29, 2007 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Garmin Ltd. v. TomTom, Inc. (Texas) On August 23, 2006, Garmin Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas claiming that certain TomTom products infringe U.S. Patent No. 7,062,378 (“the ‘378 Patent”) owned by Garmin Ltd. On October 20, 2006, TomTom filed an answer denying infringement and also filed a motion to transfer the lawsuit to the United States District Court for the Western District of Wisconsin, which motion was denied by the court on March 5, 2007. On March 14, 2007, TomTom filed an amended answer and counterclaims alleging that the ‘378 Patent is unenforceable due to alleged inequitable conduct and also asserting alleged violations of antitrust laws by Garmin based upon alleged intentional failure to disclose alleged prior art to the U.S. Patent Office. On April 23, 2007, Garmin filed a motion to dismiss these counterclaims due to TomTom’s failure to state a claim on which relief can be granted. Although the Court would not dismiss these counterclaims, the Court indicated that the antitrust claims could not be tried until after the patent case was concluded. These cases are currently in the early stages of discovery. The court has scheduled the trial for the patent case in November 2008. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the counterclaims are without merit and we intend to vigorously prosecute the lawsuit for infringement of our ‘378 Patent.

Garmin Ltd. v. TomTom, Inc.; Garmin Corporation v. TomTom, Inc. (Wisconsin) These lawsuits were filed by Garmin Ltd. and Garmin Corporation against TomTom, Inc. (“TomTom”) on January 31, 2006 and February 1, 2006, respectively, in the United States District Court for the Western District of Wisconsin. The lawsuits were consolidated. Garmin Ltd. and Garmin Corporation filed an amended complaint on May 5, 2006. The amended complaint claims that certain TomTom products infringe U.S. Patents Nos. 6,188,956 and 6,222,485 owned by Garmin Corporation and U.S. Patents Nos. 6,901,330, 6,687,615 and 6,999,873 owned by Garmin Ltd. On April 27, 2006, TomTom served amended answers and counterclaims on Garmin Ltd. and Garmin Corporation which claim that certain products sold by these companies are infringing three U.S. patents that were purchased by an affiliate of TomTom International, B.V. from Horizon Navigation, Inc. on April 21, 2006. The three patents are U.S. Patents 5,291,412, 5,550,538 and 5,922,042. The amended answers and counterclaims also added Garmin International, Inc. as a counterclaim defendant. On December 22, 2006, the court ruled on summary judgment motions filed by the parties. The court ruled that Garmin Ltd. and its subsidiaries did not infringe any claim of any of the three patents asserted by TomTom in its counterclaims, that TomTom did not infringe certain claims of the patents asserted by Garmin and that certain claims of some of the patents asserted by Garmin were invalid. Garmin filed a motion to reopen the case to address the remaining claims asserted by Garmin against TomTom. On April 25, 2007, the court issued a ruling on summary judgment that the remaining patent claims asserted by Garmin were either not infringed or invalid. On May 24, 2007, Garmin filed a notice of appeal appealing this decision to the United States Court of Appeals for the Federal Circuit. On June 6, 2007, TomTom filed a notice of cross-appeal. Garmin filed an opening brief on October 24, 2007 and these appeals remain pending. Garmin believes the District Court committed legal error in finding TomTom did not infringe any valid claim of the patents asserted by Garmin. Garmin believes the District Court correctly granted summary judgment that Garmin did not infringe any claim of the three patents asserted by TomTom and we intend to vigorously defend this ruling on appeal. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s products infringe several valid claims of our asserted patents and we intend to vigorously prosecute our appeal seeking to correct the legal errors in the District Court’s judgment

Garmin (Europe) Ltd., Garmin International, Inc, Garmin Corporation and Garmin Ltd. v. TomTom International B.V. Garmin Ltd. and the above-named subsidiaries of Garmin Ltd. filed a lawsuit against TomTom International B.V. in the District Court in The Hague, Netherlands, on June 27, 2006.  The lawsuit seeks a declaration of non-infringement of TomTom’s European Community Registered Design No. 000267968-001 (the “Registered Design”).  TomTom responded on July 14, 2006 by filing an action for preliminary relief in the District Court in The Hague, Netherlands, claiming that certain models of Garmin’s StreetPilot products infringe the Registered Design.  TomTom has also filed a counterclaim for infringement of the Registered Design in the main lawsuit.  On November 2, 2006, the court issued a judgment in the preliminary relief proceedings finding that Garmin’s products do not infringe the Registered Design and denying TomTom’s claim for preliminary relief. The court also awarded Garmin approximately 37,000 euros for attorneys’ fees and costs. TomTom has filed an appeal of this judgment.  Garmin believes that none of its products infringe the Registered Design and Garmin is prosecuting vigorously its action for a declaration of non-infringement. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that our products do not infringe the Registered Design and we intend to vigorously prosecute our lawsuit seeking a declaration of non-infringement.

Garmin (Europe) Ltd. v. TomTom International B.V. On July 17, 2006, Garmin (Europe) Ltd. filed a lawsuit against TomTom International B.V. (“TomTom”), in the High Court of Justice in London, England.  The lawsuit seeks a declaration that United Kingdom Patent No. GB 2400293 B (“the ’293 Patent”) owned by TomTom is invalid and an order that the ‘293 patent be revoked.  On July 31, 2006, TomTom  filed a defense indicating that it intended to defend this lawsuit and also filed a counterclaim alleging that certain models of Garmin’s StreetPilot products and Garmin’s nüvi products infringe the ‘293 Patent. Garmin (Europe) Ltd. believes that none of its products infringe the ‘293 Patent and that the ‘293 Patent is invalid.  On December 20, 2006, Garmin (Europe) Ltd. filed a second lawsuit against TomTom in the High Court of Justice in London, England.  This lawsuit seeks declarations that United Kingdom Patent Nos. GB 2400292 B (“the ’292 Patent”) and GB 2400294 B (“the ’294 Patent”), owned by TomTom are invalid and seeks orders that the ’292 Patent and the ’294 Patent be revoked.  On January 17, 2007, TomTom filed a defense indicating that it intended to defend this lawsuit.  On March 30, 2007, TomTom filed an application with the court for permission to amend the ‘293 Patent. On July 10, 2007, Garmin (Europe) Ltd. filed a third lawsuit against TomTom in the High Court of Justice in London, England. This lawsuit seeks declarations that United Kingdom Patent No. GB 2421160 B (“the ’160 Patent”) and European Patent (UK) Nos. EP 1599703 B1 (“the ‘703 Patent”) and EP 1611416 B1 (“the ‘416 Patent”) owned by TomTom are invalid and seeks orders that the ‘160 Patent, the ‘703 Patent and the ‘416 Patent be revoked. On August 3, 2007, TomTom filed a defense indicating that it intended to defend this lawsuit and also filed counterclaims alleging that certain models of Garmin’s StreetPilot products and Garmin’s nuvi products infringe the ’292, ’294, ’703, ’160, and ’416 Patents. On October 8, 2007, TomTom filed an application with the court for permission to amend the ’292, ’294, and ’160 Patents. Garmin (Europe) Ltd. intends to prosecute vigorously its actions seeking declarations of invalidity and revocation of the ’292, ‘293,’294, ‘160, ‘703, and ‘416 Patents and to defend vigorously TomTom’s allegations of infringement of the ’292, ’293, ’294, ’160, ’703, and ’416 Patents. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that TomTom’s counterclaims under these Patents are without merit and we intend to vigorously defend them.

From time to time the Company is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. There have been no material changes during the 13-week and 39-week periods ended September 29, 2007 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2007. The following table lists the Company’s share purchases during the third quarter of fiscal 2007:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That May
			Part of	Yet
			Publicly	Be Purchased
			Announced	Under
	Total # of	Average Price	Plans or	the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs

13-weeks ended
September 29, 2007	0	$0.00	0	1,844,700

Total	0	$0.00	0	1,844,700

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None .

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 10.1	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 6, 2007

INDEX TO EXHIBITS
Exhibit No.	Description

Exhibit 10.1	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002