Form 10-K
period 2007-12-29
GARMIN LTD
filed 2008-02-26
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to _______________

Commission file number 0-31983

GARMIN LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)
P.O. Box 10670, Grand Cayman KY1-1006 Suite 3206B, 45 Market Street, Gardenia Court Camana Bay, Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: (345) 640-9050

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.005 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑      Accelerated Filer ☐

Non-accelerated Filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was approximately $10,378,819,020.

Number of shares outstanding of the registrant’s common shares as of February 22, 2008:
Common Shares, $.005 par value - 217,034,785

Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which will be filed no later than 120 days after December 29, 2007	Part III

Garmin Ltd.

2007 Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors.” Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

Part I

Item 1. Business

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has four business segments: Marine, Automotive/Mobile, Outdoor/Fitness, and Aviation. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 9 is incorporated herein by reference in partial response to this Item 1.

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

The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K.

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 31 million products, which includes the delivery of over 12.3 million products during 2007.

Automotive/Mobile Product Introductions

Garmin launched many new automotive products in 2007. Among these were many new versions of Garmin’s popular nüvi® personal navigation device (PND) product line. The nüvi family was expanded in early 2007 to include the nüvi 370 and the nüvi 670, which added built-in European maps to the many features of the nüvi 360 and 660 models. The nüvi 680 was also introduced (along with the StreetPilot® c580) as the first PNDs to incorporate real-time traffic reports, gas prices, weather conditions, and movie times from Microsoft’s MSN Direct network. Garmin later released the nüvi 2XX family of PNDs (nüvi 200, 250, 260, and 270, as well as 200W and 250W widescreen models), which represented an entry-level category of the popular nüvi family with a sleek new design, including a built-in internal GPS antenna. In September 2007, Garmin released the high-end, full-feature nüvi 700 series (nüvi 750, nüvi 760, and nüvi 770 models). The nüvi 700 series combines the sleek form factor of the nüvi 200 widescreen models with full-feature functionality, including a built-in FM transmitter, MP3 player, Bluetooth® hands-free technology (in the nüvi 750, 760 and 780), a built-in FM traffic receiver, and the ability to add custom points of interest (POIs).

Garmin continued its expansion in the rental car market in 2007 by announcing agreements to supply GPS navigation devices to National Car Rental and Alamo Rent A Car. Garmin also continued to expand its presence with automotive manufacturers and dealers in 2007. Ford Component Sales, LLC, a subsidiary of Ford Motor Company, began offering the nüvi 680 and nüvi 360 for sale in certain Ford, Lincoln and Mercury dealerships in the United States. Honda Access Europe N.V. announced that a customized version of the nüvi 360 will be offered in certain Honda dealerships in Europe for six different Honda models of vehicles. In November 2007, Volvo Cars Corporation selected Garmin’s nüvi 760 as a customized navigation solution for select Volvo vehicles, including the new Volvo C30 and Volvo XC70. The Volvo solution is a dealer-fitted accessory kit - which includes a custom dashboard bracket - that will be sold through certain Volvo dealerships in Europe and North America.

Garmin also expanded its Garmin Mobile™ service and family of products in 2007. In October, Garmin announced Garmin Mobile XT, a pre-loaded (microSD card) software application for certain smartphones that provides preloaded maps and dynamic content (such as real-time traffic alerts and fuel prices) but does not require monthly fees or subscriptions. Garmin also announced that Handmark, a global leader in the distribution of mobile media, will distribute Garmin Mobile for BlackBerry devices enabled with GPS through Handmark’s distribution channels.

Outdoor/ Fitness Product Introductions

In the category of fitness products, Garmin expanded its Forerunner® line with the Forerunner 50, an advanced fitness watch that allows runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer. Garmin also introduced its next generation GPS-enabled personal training devices for cyclists, the Edge® 605 and 705. To help promote the release of the new Forerunner 50 product and its full line of fitness products, Garmin helped sponsor more than a dozen marathons and cycling events in 2007, including the Boston, Chicago, and New York marathons and the Amgen Tour of California cycling race.

Garmin also introduced several new product offerings in the Outdoor category, including the Astro™ GPS Dog Tracking System designed for hunting dogs and two new models of the Rino® GPS two-way radio family, the Rino 520HCx and 530HCx, which added a high-sensitivity GPS receiver and a microSD card slot for detailed mapping data.

Marine Product Introductions

Garmin introduced the new GPSMAP 5000 series of multifunction chartplotters in 2007, which improved upon prior multifunction displays by offering a touchscreen interface and other advancements. In November 2007, Garmin announced a new line of marine products for the 2008 boating season, including a line of big-screen multi-function displays, a new fuel sensor, instruments, and a new marine autopilot system (the GHP™ 10).

Aviation Product Introductions and Certifications

Garmin’s G1000 integrated avionics suite received FAA supplemental type certification (STC) in November 2007 for incorporation into the King Air C90A/GT aircraft. Garmin is also working on Supplemental Type Certificate (STC) programs for the King Air 200 and B200 in an effort to enable the G1000 to be available as a retrofit option for those models. In addition, announcements were made in 2007 that the G1000 integrated avionics suite was selected as the avionics platform for the EADS SOCATA TBM 850 turboprop, the Cessna Aircraft Company’s Caravan aircraft models, and as an option on the Piper Aircraft Saratoga II TC and Piper 6X planes. Piper also announced that Garmin’s all-glass avionics suite was selected for the avionics platform on the forthcoming PiperJet (scheduled delivery 2010).

Garmin also introduced the GTX 328 Mode S transponder to meet the European regulation for Mode S implementation for VFR (visual flight rules) aircraft.

Expansion of Facilities

In April 2007, Garmin’s United Kingdom subsidiary, Garmin (Europe) Ltd., completed its move into its new European headquarters facility in Totton, Southampton, England. This facility contains building space of approximately 155,000 sq. ft, including more than 129,000 sq. ft of warehouse space, which serves as Garmin’s European headquarters for distribution, marketing, and product support.

In June 2007, Garmin’s Taiwan subsidiary acquired an approximate 580,000 sq. ft. facility in LinKou, Taiwan, which now serves as our third manufacturing facility for consumer products. The new LinKou facility brings the combined square footage of all Taiwan manufacturing facilities to approximately 1,090,000 sq. ft., and brings our current number of surface mount technology (SMT) manufacturing lines in Taiwan for consumer products to 36.

In October, 2007, Garmin International, Inc. broke ground on its 231,000 sq. ft. warehouse expansion at its headquarters facility in Olathe, Kansas, which is expected to be completed in March 2008. Garmin AT, Inc. is also in the midst of completing a large expansion to its manufacturing and aviation engineering facilities in Salem, Oregon, which will increase manufacturing and engineering spaces by 21,000 and 25,000 square feet (respectively). The Garmin AT, Inc. expansion is expected to be completed in July 2008.

Garmin also signed several new leases in 2007 to provide space for its call center operations and other satellite Garmin offices, the details of which are set forth in Part I, Item 2 below.

Acquisitions

In January 2007, Garmin acquired location-based services provider Digital Cyclone Inc. (DCI), located in Minnetonka, Minnesota, for $45 million in cash. DCI, which is operated as a subsidiary of Garmin Ltd., markets location-based services, including weather solutions for consumers, outdoor enthusiasts, and pilots on a subscription- based model in partnership with national wireless carriers and regional carriers.

In March 2007, Garmin acquired substantially all of the assets of Nautamatic Marine Systems, Inc., a manufacturer of marine autopilot systems based in Newport, Oregon and Dania Beach, Florida.

Garmin acquired several of its European distributors in 2007 to strengthen its presence and capabilities in the European market. In January 2007, Garmin acquired EME Tec Sat SAS, the exclusive distributor of Garmin’s consumer products in France, which was renamed Garmin France SAS. In July 2007, Garmin acquired GPS Gesellschaft für Professionelle Satellitennavigation mbH, the exclusive distributor of Garmin’s consumer products in Germany, which was renamed Garmin Deutschland GmbH. In November 2007, Garmin completed the acquisitions of the exclusive distributors of Garmin’s consumer products in Italy (Synergy S.p.A., which was renamed Garmin Italia S.p.A.) and Spain (Electrónica Trepat S.A., which was renamed Garmin Iberia S.A.) In addition, Garmin signed a letter of intent in October 2007 for the proposed acquisition of Fairpoint Navigation A/S, the exclusive distributor of Garmin’s consumer products in Denmark. This acquisition was completed in January 2008 and the company has been renamed Garmin Danmark A/S.

NAVTEQ® License Agreement

On November 16, 2007, Garmin’s subsidiaries Garmin International, Inc. and Garmin Corporation signed a six-year extension to our map data license agreement with NAVTEQ North America, LLC (“NAVTEQ”), the company from whom we license the majority of our automotive map data for our automotive products and applications. NAVTEQ is a leading global provider of digital map data for vehicle navigation and location-based solutions. The agreement allows Garmin to continue using NAVTEQ data through 2015, with an option to renew for an additional four-year period through 2019.

In conjunction with Garmin’s signing of its long term extension with NAVTEQ, Garmin simultaneously abandoned its previously announced intent to make a cash offer for all outstanding shares of Tele Atlas N.V., the other major worldwide provider of digital map data.

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

Automotive/Mobile

Garmin currently offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market. Garmin believes that its consumer products are known for their value, high performance, ease of use, innovation, and ergonomics. The table below includes a sampling of the automotive and mobile products that Garmin currently offers to consumers around the world.

nüvi®
(26 models)
The nüvi is Garmin’s popular thin-profile personal navigation device (PND). All nüvi models combine a full-featured GPS navigator (with built-in maps) with a currency and measurement converter, world clock and digital photo organizer. Different nüvi models and optional add-ons offer different feature sets, including a wide screen display, integrated traffic receiver for traffic data, MSN Direct content, Bluetooth® hands-free capability, MP3 player, language translator, audio book player, FM transmitter, built-in maps of Europe, and the ability to add custom points of interest. Users can also choose to purchase optional software enabling the nüvi to be used as a digital coupon book (Garmin SaversGuide) or as a travel assistant that provides reviews and recommendations for restaurants, hotels, shopping, night life, sporting events, tourist attractions, and more ( Garmin Travel Guide™). In January 2008, Garmin announced the newest nüvi model, the nüvi 880 (expected availability of second quarter 2008), which offers speech recognition capabilities and enhanced MSN Direct content. With speech recognition, the user can manipulate the nüvi’s controls by speaking commands, so that almost any common task can be performed without ever touching the unit. In fiscal years 2007, 2006, and 2005, the nüvi class of products represented approximately 52%, 28%, and 2% respectively of Garmin’s total consolidated revenues.

StreetPilot®
(8 models)
The StreetPilot c-300 series (c310, c320, c330, c340,) features Garmin’s touch-screen interface and turn-by-turn voice directions. The StreetPilot c340 adds the ability to speak street names and also to utilize real-time traffic information in select major metro areas through Garmin’s separate GTM 10 receiver. The StreetPilot c560 and c580 add Bluetooth Wireless Technology, integrated traffic capabilities (separate subscription required), a high bright display, and a high-sensitivity GPS receiver. The StreetPilot 2820 is a full-featured navigator in a different form factor. The StreetPilot 7000-Series (7200 and 7500) are high-end automotive units that display navigation, entertainment, traffic, and weather information on a large, seven-inch touch-screen. In fiscal years 2007, 2006, and 2005, the StreetPilot class of products represented approximately 15%, 28%, and 30% respectively of Garmin’s total consolidated revenues.

Quest®	Pocket-sized, portable, GPS units with navigation features, including 256-color, bright,
(2 models)
sunlight-readable display, automatic routing with turn-by-turn directions and voice guidance, and 115 MB of internal memory. The Quest 2 adds pre-loaded maps of the United States, Canada, and Puerto Rico.

zūmo®	A motorcycle-specific navigator with features including a glove-friendly touch screen
(4 models)
with left-handed controls, high bright sunlight-readable display, motorcycle mount, vibration-tested design, and Bluetooth wireless technology. An SD (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders. The zūmo 550 is also compatible with XM satellite radio. The zūmo 450 offers a lower price point by subtracting such features as Bluetooth wireless technology, text-to-speech and XM compatibility.

Garmin Mobile™	Garmin Mobile is a subscription-based software application that lets compatible cell phones function as versatile GPS navigators.

Garmin Mobile™ XT
Garmin Mobile XT is a data card that turns many smartphones into full-featured navigators. Users can simply plug the microSD card into a compatible phone and begin navigating. No network coverage or subscription is required.

Outdoor/Fitness

Garmin offers GPS-enabled handheld products for outdoor activities and training assistants for athletic pursuits. The table below includes a sampling of the primary fitness and outdoor products that Garmin currently offers to consumers.

Forerunner®
(7 models)
Compact, lightweight training assistants for athletes with integrated GPS sensor (except for Forerunner 50) that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function. The Forerunner 50 is an entry-level advanced fitness watch that allows runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer. In January 2008, Garmin announced the Forerunner 405, which allows runners and joggers to track their speed, distance, heart rate, and location through the use of a new touch bezel on the face of the watch, which makes the device even easier to use.

Edge®	Integrated personal training systems designed for cyclists. The Edge 205 measures speed,
(24models)
distance, time, calories burned, climb and descent, altitude and more. The Edge 305 adds a heart rate monitor and/or wireless speed/pedaling cadence sensor. The Edge 605 and 705 provide mapping capabilities (including street navigation) and a 2.2” color display in addition to tracking vertical profiles, climb and descent, altitude, speed, distance, and time.

Colorado™
(4 models)
In January 2008, Garmin introduced the Colorado series of handheld GPS devices for outdoor, marine, and fitness users. The Colorado units feature Garmin’s new Rock ‘n Roller™ wheel, which allows the user to operate many of the units’ features with the user’s thumb. The Colorado 300 features a worldwide basemap with shaded relief. The Colorado 400c provides marine chart coverage for the coastal U.S. and Bahamas. The Colorado 400i offers shoreline details, depth contours and boat ramps for U.S. inland lakes and rivers. The Colorado 400t gives hikers 3D elevation perspective and preloaded U.S. topographic maps.

eTrex ®	Compact handheld GPS units for outdoor enthusiasts. All models are waterproof and
(7 models)	have rugged designs.

GPS60	The GPS 60 is a basic GPS without mapping while the GPSMAP 60 offers a
(4 models)
monochrome display and 24 MB of downloadable memory. The GPSMAP 60Cx and the GPSMAP 60CSx feature a high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 64mb microSD card.

GPS 72	Rugged, handheld GPS for land or marine navigation. Features include 1 MB internal memory for loading MapSource points of interest and high contrast 4-level gray scale display.

GPS 76	Handheld GPS with large display and a waterproof case which floats in water. Preloaded
(5 models)
with U.S. tidal data. The GPS 76 is a basic GPS without a basemap. The GPSMAP 76 has an internal basemap and MapSource® compatibility for street level mapping and detailed marine charts. The GPSMAP 76S additionally features a barometric altimeter and an electronic compass. The GPSMAP 76Cx and the GPSMAP 76CSx each feature a high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 128mb microSD card, all in the same rugged and waterproof housing that floats in water.

Rino®	Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service
(5 models)
(GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 120 has an internal basemap and MapSource compatibility for street-level mapping. The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and National Oceanic and Atmospheric Administration (NOAA) weather radio receiver. The Rino 520HCx has a high sensitivity GPS receiver, 5 watts of transmit power, color display, mini-USB interface, and a turn-by turn automatic route calculation for use in automobiles. The Rino 530HCx has all of the features of the Rino 520HCx, plus a seven-channel weather receiver, electronic compass, and barometric altimeter.

Marine

Garmin’s marine lineup includes network products and multifunction displays, fixed-mount GPS/chartplotter products, instruments, radar, autopilots, and sounder products. The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 5000 series	These touch- screen multifunction displays for the Garmin Marine Network (a system
(6 models)
that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color. The 5212 and 5208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3D map perspective, aerial reference photos, and auto guidance. The 5215 and 5015 (announced in November 2007 and expected to be available in March 2008) offer 15-inch diagonal sunlight-readable touchcreen displays.

GPSMAP® 4000 series/	These multifunction displays for the Garmin Marine Network (a system that combines
4200 series (6 models)
GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color. The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3D map perspective, aerial reference photos, and auto guidance. This series was expanded in November 2007 (expected availability of March 2008) with the addition of the 4210 and 4010, which feature 10.4-inch diagonal sunlight- readable displays and Garmin’s new marine user interface.

GPSMAP® 3000 series/	These configurable chartplotter/multifunction displays (MFDs) are all network-enabled
3200 series (6 models)	and come in either a 10”, 6” or 5” display. The GPSMAP 3200 series of multifunction displays for the Garmin Marine Network feature pre-loaded Marine Detail Charts of the
U.S. coastline, including Alaska and Hawaii.

GPSMAP® 4x0 and 5x0	The 4x0 and 5x0 chartplotters and chartplotter/sonar units feature new, highly-detailed
(24 models)	pre-loaded marine cartography and offer a wide variety of display sizes and networking options. All units are compatible with Garmin’s BlueChart® g2™ data cards.

GDL 30 & 30A
These weather data receivers deliver real-time XM WX Satellite Weather data for the continental United States to Garmin Marine Network compatible display units. In addition, the GDL 30A adds CD-quality audio capability utilizing the XM Satellite Radio service (separate subscription required).

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

Other Marine Products

GMI 10
Announced in November 2007, the GMI 10 is a NMEA 2000 and NMEA 0183 compliant instrument that displays data from multiple remote sensors on one screen. Mariners can use the GMI 10 to display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon what sensors are connected.

GHP™ 10 Marine
Autopilot System
The GHP 10 Marine Autopilot system is a new generation of the TR-1 Gladiator autopilot. Garmin acquired the TR-1 technology when it acquired the assets of Nautamatic Marine Systems, developer of the TR-1, in March 2007. The GHP 10’s patented Shadow Drive™ technology automatically disengages the autopilot if the helm is turned, allowing the helmsman to maneuver the boat. The autopilot automatically re-engages when a steady course is held by the helmsman.

Fishfinders
(6 models)
Garmin offers six different fishfinder options spanning various price points. All models feature Garmin’s Ultrascroll™ technology, which allows boaters to get a faster refresh rate on their sonar display, and dual-beam transducer operation. Four of the models offer color displays. The Fishfinder 400C comes with dual beam or dual frequency transducers for easy adaptability to either freshwater or saltwater fishing. It also offers a new, easy-to-use interface and built in CANet connectivity to enable sonar data to be shared with compatible Garmin chartplotters.

Radar	Garmin offers both radomes and open array radar products with compatibility to any
(8 models)
network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen. The GMR™ 18, 21 and 41 models are digital radome products in various sizes and power specifications. The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range. In December 2007, Garmin announced the GMR 18 HD and GMR 24 HD radomes (expected availability of spring 2008). These new radomes build upon prior models by adding the capability to process signals via a digital signal processor, which provides for better target separation and clearer definition in the finished display.

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

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998. In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements. The GPSMAP 496, introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine. Garmin was ranked No. 1 among aviation electronics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in Professional Pilot magazine’s survey of its readers in 2003, 2004 and 2005 and was ranked No. 2 in 2006. Also, Garmin was ranked No. 1 among avionics manufacturers for avionics product support in Professional Pilot magazine’s survey of its readers in each of the last four survey years ( 2002, 2005, 2006, and 2008). Aviation International News also ranked Garmin No. 1 in avionics product support in 2007, making it the fourth consecutive year that Garmin has earned that No. 1 ranking. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s panel-mounted aviation products are sold in both new aircraft and the retrofit market where existing aircraft are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Raytheon Aircraft Company, Diamond Aircraft Industries, Mooney Aircraft Corporation, Piper Aircraft Company, EADS SOCATA and Columbia Aircraft Manufacturing Corporation through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays. The G1000 also comes with an optional integrated autopilot - the GFC70. Garmin also has expanded its G1000 sales to the business jet segment, such as Cessna with its Citation Mustang jet and Embraer which has selected Garmin’s G1000 integrated flight deck for Embraer’s new Phenom 100 (very light jet) and Phenom 300 (light jet) programs.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

GPSMAP® 96 & 96C	Portable units integrating GPS navigation with Jeppesen database and comprehensive towers-and-obstacles database. GPSMAP 96C offers a color display and 119 MB of memory for downloadable maps.

GPSMAP 296
In addition to a 3.8” diagonal color display, this portable GPS receiver offers features like terrain cautions and alerts, sectional chart-like topographic data, a built-in obstacle database, and a transparent navigation arc view for course, speed and distance information.

GPSMAP 396
A portable navigation device that offers users GPS navigation, XM WX Satellite Weather™ capability, featuring Next Generation Radar (NEXRAD), a terrain awareness and warning system (TAWS), and XM entertainment programming, among other features.

GPSMAP 496
The GPSMAP 496 expands on the GPSMAP 396 by adding such additional features as Garmin’s SafeTaxi™ airport diagrams, Aircraft Owners and Pilots Association (AOPA) Airport directory data, enhanced high-resolution terrain database, accelerated GPS update rate, and pre-loaded automotive maps of North America.

Panel-mount aviation products:

G1000®
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

G600™
The G600 (expected availability of late 2008) will bring the style and function of an all-glass integrated avionics suite to the retrofit market. The G600 incorporates two individual displays - a PFD and MFD - in a customized package specifically designed for easy retrofit installation. The G600 is designed to communicate and integrate with Garmin’s WAAS enabled panel mount products, and provides essential information such as attitude, air data, weather, terrain and traffic. Garmin anticipates that the G600 will receive the FAA’s Approved Model List Supplemental Type Certification (AML STC), which will simplify certification for approximately 400 different aircraft models.

G900X™	An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft.

400 Series	The GNS 430 was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation
(3 models)
receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities. The 430 Series units may now be ordered with or upgraded to Wide Area Augmentation System (WAAS) capability.

500 Series	These units combine the features of the 400 series along with a larger 5” color display.
(2 models)	The 530 Series units may now be ordered with or upgraded to Class B Terrain Awareness and Warning System (TAWS-B) and Wide Area Augmentation System (WAAS) capability.

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 340 & 347
The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities. The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface.

GTX™ 330 & 330D
FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS). These transponders may also be optionally upgraded to provide 1090 MHz Extended Squitter (ES) transmission capabilities, which will increase situational awareness once the Automatic Dependent Surveillance-Broadcast (ADS-B) system is fully implemented.

GTX 320A,327 & 328
FAA-certified transponders which transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions. The 328 is designed exclusively for Europe and satisfies the European requirement for a Mode S solution that meets the reduced certification requirements for the VFR Mode S mandate.

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

GDL 69 and 69A
The GDL 69 offers the ability to provide real-time weather information to the aircraft which can be displayed on one of several panel-mounted devices, such as the GNS 430, GNS 530, MX20, and G1000 systems. The GDL 69 and GDL 69A receive real-time weather information broadcast by the XM WX Satellite radio system. In addition, the GDL 69A expands the utility of the system by providing CD quality audio provided by XM Satellite Radio (separate subscriptions for weather data and audio required).

GMX 200™	A large (6.5 inch) sunlight-readable, high-resolution, multi-function display.

SL 30 and SL 40
The SL30 is a compact VHF navigation and communications unit that combines a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL40 is a 760-channel VHF communications radio only. Both the SL30 and SL40 feature 10 watt communications transmitters.

GWX™ 68	The GWX 68 is an all-in-one antenna/receiver/transmitter that brings real-time weather to Garmin’s newest multi-function displays.

Sales and Marketing

Garmin’s consumer products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 29, 2007. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), Southampton, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia, Australia and New Zealand). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product marketing is handled through its dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. electronics retailers;

•	BDI/Laguna—a large distributor who sells to such dealers as Amazon.com;

•	Cabela’s—a major hunting and fishing catalog retailer for the outdoor marine market with “super store” and “destination store” locations;

•	Circuit City—a leading U.S. electronics retailer;

•	Petra—a large distributor who sells to such dealers as Costco;

•	REI (Recreational Equipment Inc.)—a specialty outdoor gear consumer cooperative;

•	Wal-Mart—the world’s largest mass retailer;

•	West Marine—the largest U.S. marine retailer specializing in offshore boating equipment; and

•	Wynit—a large distributor who sells to such dealers as Costco and Comp USA.

Garmin’s Europe, Middle East and Africa consumer product marketing is handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles its Asia marketing effort.

Garmin’s panel-mount aviation products are sold through distributors around the world. Garmin’s largest aviation distributors include Sportsman’s Market, Gulf Coast Avionics, Aircraft Spruce and Specialty Co., Pacific Coast Avionics, JA Air Center and Sarasota Avionics. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment. Garmin’s portable aviation products are sold through distributors and through catalogs.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEM). In the consumer market, Garmin’s products are sold to certain automotive and motorcycle OEMs such as Chrysler/Mopar, Toyota, Harley-Davidson, BMW and BMW Motorrad, Honda Access, Hyundai, Mazda, Nissan, Volvo, Bombardier, and Polaris, for dealer-installed aftermarket accessory programs. Garmin also has a factory-installed program with Honda Motorcycles. Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, and Alamo. Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Mazda, Saab and Ford. Garmin’s products are also standard equipment on various models of boats manufactured by Allison Boats, Bennington Marine, Cigarette Racing Team, Inc., Cobalt Boats, G3 Boats, and are optional equipment on boats manufactured by Chaparral Boats, Inc., Formula Boats, Fountain Powerboats, Glacier Bay Catamarans, Inc., and Pro-Line Boats. In the aviation market, Garmin’s avionics are standard equipment on various models of aircraft built by Cessna Aircraft Company, Cirrus Design Corporation, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, Mooney Aircraft Corporation, Raytheon Aircraft Company, Robinson Helicopter, and the Piper Aircraft Company. Other aircraft manufacturers offer Garmin’s products as optional equipment.

Competition

The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom NV, Magellan Navigation, Inc. (“Magellan”), Mio Technology Ltd. and Navigon AG. Garmin believes that its principal competitors for handheld recreational product lines are Magellan and Lowrance Electronics, Inc. (“Lowrance”) For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”), Lowrance and Simrad Yachting AS. For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., Navman, Simrad and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Lowrance (for portable GPS units), and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Meggitt PLC, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, and Free Flight Systems for panel-mount GPS and display units. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra Electronics Corporation and Audiovox Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 1,389 people worldwide as of December 29, 2007. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 29,	December 30,	December 31,
	2007	2006	2005
($'s in thousands)
Research and development	$159,406	$113,314	$74,879
Percent of net sales	5.0%	6.4%	7.3%

Manufacturing and Operations

Garmin believes that one of its core competencies is its manufacturing capability at its Shijr, Jhongli and LinKou, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility. Garmin believes that its vertically integrated approach has provided it the following benefits:

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

Garmin’s design, manufacturing, distribution, and servicing processes in our US, Taiwan, and UK facilities are certified to ISO 9001-2000, an international quality standard developed by the International Organization for Standardization. Garmin’s Taiwan manufacturing facilities have also achieved TS 16949:2002 certification, a quality standard for automotive suppliers. In addition, Garmin’s aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

In January 2007, Garmin’s Taiwan facilities also achieved certification of their environmental management systems to the ISO14001:1994 standard. This certification recognizes that Garmin’s Taiwan subsidiary has systems and processes in place to minimize or prevent harmful effects on the environment and to strive continually to improve its environmental performance. Garmin Europe and Garmin International, Inc. are currently pursuing compliance to the ISO 14000 standard.

Materials

Garmin purchases components for its products from a number of suppliers around the world. For certain components, Garmin relies on sole source suppliers. The failure of our suppliers to deliver components in sufficient quantities and in a timely manner could adversely affect our business.

Seasonality

Our sales are subject to significant seasonal fluctuation. Sales of our consumer products are generally significantly higher in the fourth quarter, due to increased demand for automotive/mobile products during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer marine season and the Father’s Day/graduation buying season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

Backlog

Our sales are generally of a consumer nature and there is a relatively short cycle between order and shipment. Therefore, we believe that backlog information is not material to the understanding of our business. We typically ship most orders within 72 hours of receipt.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. As of January 11, 2008, we held 331 U.S. patents and 42 foreign patents. As of January 11, 2008, we had 190 U.S. patent applications and 32 foreign patent applications pending. In addition, Garmin often relies on licenses of intellectual property for use in its business. For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. As of January 11, 2008, we held 81 U.S. trademark registrations and 162 foreign trademark registrations. As of January 11, 2008, we had 28 U.S. trademark applications and 73 foreign trademark applications pending.

We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies. Garmin was selected as a constituent of the Ocean Tomo® 300 Patent Index and The Ocean Tomo® 300 Patent Growth Index, which are indices that recognize companies with high intellectual property value.

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

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communication Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business. In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

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

The EU has also enacted the Registration, Evaluation, and Authorization of Chemicals (“REACH”) regulation.  REACH requires manufacturers and importers of articles to register the substances contained in the articles if the substances are intended to be released under normal or reasonably foreseeable conditions of use.  Because the substances contained in our products are not intended to be released under normal or reasonably foreseeable conditions of use, we do not believe we or the importers of our products have an obligation under REACH to register those substances.  It is possible, however, that Garmin could participate in the REACH regulations as necessary to support possible REACH registration requirements of the recyclers of our products.  REACH also imposes notification requirements on manufacturers and importers of articles if the articles contain “substances of very high concern.”  Although these notification requirements do not become effective until after June 1, 2011, we have established a program in order to comply with them when and to the extent necessary.

The People’s Republic of China has enacted legislation which is widely known as “China RoHS”. The first phase of China RoHS took effect on March 1, 2007 and requires the disclosure and marking of certain substances, including lead, mercury, cadmium and hexavalent chromium in certain electronic products. We have established a program in order to comply with the first phase of China RoHS.

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

Employees

As of December 31, 2007, Garmin had 8,434 full-time employees worldwide, of whom 2,443 were in the United States, 67 were in Canada, 5,444 were in Taiwan, 475 were in Europe, and 5 were in other global locations. None of Garmin’s  employees are represented by a labor union (except for Garmin’s four employees in Brazil) and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

Many of our Products Rely on the Global Positioning System

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

Some of our products also use signals from systems that augment GPS, such as the Wide Area Augmentation System (WAAS). WAAS is operated by the FAA. Any curtailment of the operating capability of WAAS could result in decreased user capability for many of our aviation products, thereby impacting our markets.

Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

A shut down of U.S. airspace or imposition of restrictions on general aviation would harm our business.

Following the September 11, 2001 terrorist attacks, the FAA ordered all aircraft operating in the U.S. to be grounded for several days. In addition to this shut down of U.S. airspace, the general aviation industry was further impacted by the additional restrictions implemented by the FAA on those flights that fly utilizing Visual Flight Rules (VFR). The FAA restricted VFR flight inside 30 enhanced Class B (a 20-25 mile radius around the 30 largest metropolitan areas in the USA) airspace areas. The Aircraft Owners and Pilots Association (AOPA) estimated that these restrictions affected approximately 41,800 general aviation aircraft based at 282 airports inside the 30 enhanced Class B airspace areas. The AOPA estimates that approximately 90% of all general aviation flights are conducted VFR, and that only 15% of general aviation pilots are current to fly utilizing Instrument Flight Rules (IFR).

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

Historically, we have experienced steady increases in demand for our products although we did experience a decline in demand for our aviation products in 2001 due to declining economic conditions and the shut down of U.S. airspace as a result of the terrorist attacks that occurred on September 11, 2001. We have generally been able to increase production to meet this increasing demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products, as competition in the market for our products intensifies and as the markets for some of our products mature to the mass market category. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

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

If our aviation products malfunction or contain errors or defects, airplane collisions or crashes could occur resulting in property damage, personal injury or death. Malfunctions or errors or defects in our marine navigational products could cause boats to run aground or cause other wreckage, personal injury or death. If our automotive or marine products contain defects or errors in the mapping supplied by third-party map providers or if our users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a materially adverse impact on our business, financial condition and results of operations.

We depend on our suppliers, some of which are the sole source for specific components, and our production would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips, batteries and microprocessors. The cost, quality and availability of components are essential to the successful production and sale of our products. Some components we use are from sole source suppliers. Certain application-specific integrated circuits incorporating our proprietary designs are manufactured for us by sole source suppliers. Alternative sources may not be currently available for these sole source components.

In the past we have experienced shortages of liquid crystal displays and other components. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source or if the price of the alternative source is prohibitive, or if the costs of components rise, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

We depend on third party licensors for the digital map data contained in our automotive/mobile products, and our business and/or gross margins could be harmed if we become unable to continue licensing such mapping data or if the royalty costs for such data rise.

We license digital mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. The two largest digital map suppliers are NAVTEQ Corporation and Tele Atlas N.V. Nokia has signed a Merger Agreement with NAVTEQ, and such Merger Agreement has been approved by NAVTEQ’s shareholders. As of February 21, 2008, the proposed merger between Nokia and NAVTEQ is currently pending regulatory review by the European Commission and other closing conditions. In addition, Tom Tom, one of our main competitors in the PND market, is in the process of attempting to acquire Tele Atlas through an offer to purchase all of the issued ordinary shares of Tele Atlas. As of February 22, 2008, Tom Tom’s proposed offer to purchase the Tele Atlas shares was under regulatory review by the European Commission.

If both of these transactions close, the two largest digital map suppliers will become wholly-owned subsidiaries of Garmin competitors. Although we do not foresee difficulty in continuing to license data at favorable pricing due to the long term extension signed between Garmin and NAVTEQ in November 2007 (extending our NAVTEQ agreement through 2015 with an option to extend through 2019), if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with NAVTEQ or Tele Atlas change detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

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

Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult. For example, in some recent years there has been a nationwide shortage of qualified electrical engineers and software engineers who are necessary for us to design and develop new products, and therefore, it has sometimes been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

Gross margins for our products may fluctuate or erode.

Gross margins on our automotive/mobile products have been declining due to price reductions in the increasingly competitive market for personal navigation devices (PNDs). We expect that gross margins on automotive/mobile products will continue to erode. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Our quarterly operating results are subject to fluctuations and seasonality and may be negatively affected by weakness in the economy.

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

Historically, our revenues have usually been weaker in the first and third quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of certain of our marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the recreational marine, fishing, and travel season. Sales of our automotive/mobile products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

Since our products are highly consumer-oriented, a significant slowdown in discretionary spending or consumer confidence due to an economic recession or slowdown in the United States or worldwide economies could negatively impact our revenues.

Adverse economic conditions may harm our investments.

Inflation or other changes in general economic conditions could adversely affect our investment portfolio.

Our quarterly financial statements will reflect fluctuations in foreign currency translation.

Our Taiwan subsidiary holds, and is expected to continue to hold significant cash, cash equivalents, and marketable securities and receivables denominated in U.S. Dollars. Because the U.S. Dollar is the primary currency for our business and in order to substantially reduce the economic consequence of any variation in the exchange rate for the U.S. Dollar and the New Taiwan Dollar on these assets, management expects that the Taiwan subsidiary will continue to hold the majority of these assets in U.S. Dollar or U.S. Dollar denominated instruments. Nonetheless, U.S. GAAP requires the Company at the end of each accounting period to translate into New Taiwan dollars all such U.S. Dollar denominated assets held by our Taiwan subsidiary. This translation is required because the New Taiwan Dollar is the functional currency of the subsidiary. This U.S. GAAP-mandated translation will cause us to recognize gain or loss on our financial statements as the New Taiwan Dollar/U.S. Dollar exchange rate varies. Such gain or loss will create variations in our earnings per share. Because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on the Company’s operating performance before the impact of the foreign currency translation.

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

Third parties may claim that we are infringing their intellectual property rights. Such claims could have a material adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents, trademarks or other intellectual property rights. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. We might not have sufficient resources to pay for the licenses. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

Failure to obtain required certifications of our products on a timely basis could harm our business.

We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all of our aviation products that are intended for installation in type certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Therefore, such inabilities or delays could adversely affect our operating results.  In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

Our business is subject to economic, political and other risks associated with international sales and operations.

Our business is subject to risks associated with doing business internationally. We estimate that approximately 39% of our net sales in the fiscal year ended December 29, 2007 represented products shipped to international destinations. Accordingly, our business, financial condition and results of operations could be harmed by a variety of international factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and manufacturing operations;

•	acts of war, terrorism, or political unrest; and

•	less effective protection of intellectual property.

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

Our corporate affairs are governed by our Memorandum and Articles of Association, as amended, and by the Companies Law (2007 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

Shareholders of Cayman Islands exempted companies such as Garmin have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of the company. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise. In 2007, we acquired Digital Cyclone, Inc., EME TecSat SAS, Gesellschaft für Professionelle Satellitennavigation mbH, Synergy S.p.A, Electrónica Trepat S.A. and the assets of Nautamatic Marine Systems, Inc., We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Any past or future acquisitions could also result in difficulties assimilating acquired employees (including cultural differences with foreign acquisitions), operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. Our management has had limited experience in assimilating acquired organizations and products into our operations. We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we made in 2007 or may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

We may have additional tax liabilities.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile. During 2007, the price of our common shares ranged from a low of  $48.46 to a high of $125.68. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business, our competitors, our suppliers or the markets in which we compete;

•	quarterly fluctuations in our actual or anticipated operating results;

•	the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products;

•	general conditions in the worldwide economy, including fluctuations in interest rates;

•	announcements of technological innovations;

•	new products or product enhancements by us or our competitors;

•	product obsolescence and our ability to manage product transitions;

•	developments in patents or other intellectual property rights and litigation;

•	developments in our relationships with our customers and suppliers;

•	research reports or opinions issued by securities analysts or brokerage houses related to Garmin, our competitors, our suppliers or our customers; and

•	any significant acts of terrorism against the United States, Taiwan or significant markets where we sell our products.

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

As of February 15, 2008 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 40% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Garmin International, Inc. and Garmin USA, Inc. occupy a facility of approximately 750,000 square feet (which will be expanded to 981,000 square feet once the pending warehouse expansion is completed) on 42 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 46 acres of land on the Olathe site for future expansion. In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin Corporation owns and occupies a 249,326 square foot facility in Shijr, Taipei County, Taiwan, a 223,469 square foot facility in Jhongli, Tao-Yang County, Taiwan, and an approximately 580,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these three facilities Garmin Corporation manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries.

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 52,000 square foot facility (which will be expanded to 115,000 square feet upon completion of its ongoing manufacturing and engineering space expansion, which is scheduled to be completed in July 2008) and a 33,000 square foot aircraft hangar, flight test and certification facility on this land.

Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products.

Garmin International, Inc. leases approximately 15,000 square feet of space at 669 North Michigan Avenue in Chicago, Illinois which is used as a retail store and showroom for Garmin products. This lease expires in November 2016.

Garmin International, Inc. also leases an additional: (i) 18,392 square feet of office space in Kansas City, Missouri for a call center operation; (ii) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (iii) 7,425 square feet of office space in Tempe, Arizona for software development; (iv) 5,509 square feet of office space in San Francisco, CA (expected occupancy in February 2008) for its former MotionBased division (now Garmin Connect); and (v) 11,857 aggregate square feet in two buildings in South Beach, Oregon for the former Nautamatic (now TR-1) marine autopilot operations.

Garmin Ltd. leases approximately 902 square feet of office space in Grand Cayman, Cayman Islands.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England.

Dynastream Innovations, Inc. leases an aggregate of 19,765 square feet in three buildings in Cochrane, Alberta, Canada.

Digital Cyclone Inc. leases an aggregate of 7,054 square feet of office space in Minnetonka, Minnesota.

Garmin Italia S.p.A. is in the process of moving to a new leased space occupying approximately 24,756 square feet of space in one building in Milan, Italy.

Garmin Iberia S.A. leases an aggregate of approximately 21,000 square feet of office space in two buildings in Barcelona, Spain.

Garmin France SAS leases approximately 21,527 square feet of office space in a building in Nanterre, France and approximately 538 square feet as a separate product showroom in Paris, France.

Garmin Deutschland GmbH leases approximately 20,667 square feet of office space in a building in Gr’felfing, Germany (near Munich) and approximately 19,214 square feet of warehouse space in Puchheim, Germany (near Munich).

Garmin Danmark A/S occupies an approximately 21,700 square foot building in Allerød, Denmark (near Copenhagen) which is owned by another Garmin subsidiary.

Item 3. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

 On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). Garmin International believes that it should not be found liable for infringement of the ‘671 patent and additionally that the ‘671 patent is invalid. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the court held a hearing on construction of the claims of the ‘671 patent. The parties await the court’s ruling on Garmin’s summary judgment motion and the court’s claim construction order. On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex). On October 5, 2007, the defendants in that case filed a Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and the parties await a hearing and/or the court’s ruling on that motion. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International believes that the claims are without merit and intends to vigorously defend these actions.

Mobile Traffic Systems Corporation and TrafficGauge, Inc. v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigation, Inc., and TomTom, Inc.

On April 11, 2007, Mobile Traffic Systems Corporation filed a lawsuit in the United States District Court for the Northern District of Alabama claiming that certain products of Garmin and the other defendants infringe U.S. Patents Nos. 7,069,143 and 6,728,628 (the “Asserted Patents”). TrafficGauge, Inc. was subsequently added as a co-plaintiff. On August 20, 2007, along with its initial answer, Garmin USA, Inc. filed counterclaims seeking judgments declaring the Asserted Patents to be invalid and not infringed. On December 21, 2007, after the initial discovery phase had progressed, Garmin USA, Inc. amended its answer and filed an additional counterclaim seeking a judgment declaring the Asserted Patents to be unenforceable based on the inventor’s inequitable conduct before the United States Patent Office during prosecution of the Asserted Patents. In January 2008 Cobra Electronics Corp. announced that it had settled this lawsuit on undisclosed terms. The court has scheduled trial against the remaining defendants to begin on November 17, 2008. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin USA, Inc. believes that it should not be found liable for infringement of the Asserted Patents and additionally that the Asserted Patents are invalid and unenforceable.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2007.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 6, 2008.

Dr. Min H. Kao, age 59, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. He has been President of Garmin Corporation since January 1999. He has also been Chairman and a director of Garmin Corporation since January 1990. Dr. Kao has been Chief Executive Officer of Garmin International, Inc. since October 2007, Chairman of Garmin International, Inc. since July 2004 and a director of Garmin International, Inc. since August 1990. He served as Vice President of Garmin International, Inc. from April 1991 to March 2002, and President of Garmin International, Inc. from March 2002 to October 2007. Dr. Kao has been Chairman and Chief Executive Officer of Garmin USA, Inc. since October 2007, and a director of Garmin USA, Inc. since December 2001. He served as President of Garmin USA, Inc. from March 2002 to October 2007, and as Vice President of Garmin USA, Inc. from December 2001 to March 2002. Dr. Kao has been Chairman and Chief Executive Officer of Garmin AT, Inc. since October 2007, and a director of Garmin AT, Inc. since August 2003. He served as President of Garmin AT, Inc. from August 2003 to October 2007. He served as Vice President of Garmin USA, Inc. from December 2001 to March 2002. Dr Kao has been a director of Garmin (Europe) Ltd. since 1992, a director of Garmin N.V. and Garmin B.V. since 2005, a director of Garmin Singapore Pte. Ltd. since August 2006, and a director of Dynastream Innovations, Inc, since December 2006, a director of Digital Cyclone, Inc. since January 2007, and a director of each of Garmin Spain S.L.U., Garmin Iberia S.A. and Garmin Italia S.p.A. since November 2007. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 42, has served as a director of Garmin Ltd. since August 2004, and as President and Chief Operating Officer of Garmin Ltd. since October 2007. He has been a director of Garmin International, Inc. and Garmin USA, Inc. since July 2004. He has been a director of Garmin Corporation and Garmin (Europe) Ltd. since July 2004. Mr. Pemble has been a director of Garmin AT, Inc. since August 2003, a director of Dynastream Innovations, Inc. since December 2006, a director of Digital Cyclone, Inc. since January 2007, and a director of each of Garmin Spain S.L.U., Garmin Iberia S.A. and Garmin Italia S.p.A. since November 2007. He has been President and Chief Operating Officer of each of Garmin International, Inc., Garmin USA, Inc. and Garmin AT, Inc. since October 2007. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 45, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He has been Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and a director of Garmin International, Inc. since April 2001. He has been Treasurer and a director of Garmin USA, Inc. since December 2001. Mr. Rauckman has been Chief Financial Officer and Treasurer and a director of Garmin AT, Inc. since August 2003. Mr. Rauckman has been a director of Garmin Corporation since July 2004. Mr. Rauckman has been a director of Garmin (Europe) Ltd. since July 2004, a director of Dynastream Innovations, Inc. since December 2006, a director of Garmin Singapore Pte. Ltd. since August 2006, a director of Digital Cyclone, Inc. since January 2007, and a director of each of Garmin Spain S.L.U., Garmin Iberia S.A. and Garmin Italia S.p.A. since November 2007. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 52, has served as General Counsel and Secretary of Garmin Ltd. since August 2000. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. He has been General Counsel and Secretary of Garmin USA, Inc. since December 2001. Mr. Etkind has been General Counsel and Secretary of Garmin AT, Inc. since August 2003. He has been Secretary of Garmin (Europe) Ltd. since March 2001. He has been General Counsel and Secretary of Digital Cyclone, Inc. since January 2007. Mr. Etkind has been a director of Garmin N.V. since 2005, and a director of each of Garmin Deutschland GmbH and Garmin Deutschland Verwaltungs GmbH since July 2007. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Brian J. Pokorny, age 44, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997. Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

Danny J. Bartel, age 58, has been Vice President, Worldwide Sales of Garmin International, Inc. since 2006. Previously, he was Technical/Survey Sales Manager of Garmin International, Inc. from 1992 to 1993, Director, Europe, Middle East and Africa of Garmin (Europe) Ltd. from 1994 to 1999, and Director of Consumer Electronic Sales of Garmin International, Inc. from 1999 to 2006. He has been a director of Garmin (Europe) Ltd. since July 2004. Mr. Bartel holds a B.S. in Electrical Engineering from South Dakota State University and a B.A. in Management from Central Michigan University.

Gary V. Kelley, age 61, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004. Mr. Kelley holds a BBA degree from Baker University. He also holds a commercial pilot license with instrument and flight instructor ratings.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 8, 2007, there were 280 shareholders of record.

On August 15, 2006, a two-for-one stock split of Garmin’s common shares was effected.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2007 and 2006 was as follows:

	Year Ended
	December 29, 2007		December 30, 2006
	High	Low	High	Low
First Quarter	$57.66	$49.19	$42.39	$29.75
Second Quarter	$75.03	$52.69	$54.75	$39.97
Third Quarter	$121.14	$75.18	$54.10	$41.20
Fourth Quarter	$123.80	$82.32	$56.89	$44.53

The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on August 15, 2007 which was paid on September 14, 2007. The Board of Directors declared a cash dividend of $0.50 per common share to shareholders of record on December 1, 2006 which was paid on December 15, 2006. All dividend amounts and share prices are after giving effect to the August 15, 2006 two-for-one stock split.

Garmin currently expects to pay a cash dividend in December 2008.

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3.0 million shares of Garmin’s common shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2007. 1,155,300 shares were purchased under this authorization during the fiscal year ended December 30, 2006, and 57,235 shares were purchased under this authorization during the fiscal year ended December 29, 2007.

			Maximum Number of
			Shares That May Yet
	Total # of	Average Price	Be Purchased Under
Period	Shares Purchased	Paid Per Share	the Plans or Programs
October 2007	-	-	0
November 2007	57,235	$89.94	0
December 2007	-	-	0
Total	57,235	$89.94	0

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

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Garmin common shares during the period from December 31, 2002 through December 31, 2007, and compares it to the cumulative total return on the NASDAQ Composite Index and the NASDAQ 100 Index. Garmin is one of the constituent companies of the NASDAQ 100 Index. The comparison assumes a $100 investment on December 31, 2002, in Garmin common shares and in each of the foregoing indexes and assumes reinvestment of dividends.

	12/02	12/03	12/04	12/05	12/06	12/07

Garmin Ltd.	100.00	187.60	211.30	232.50	393.96	691.71
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ 100	100.00	147.04	161.38	165.97	182.19	214.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

  The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 29, 2007 and December 30, 2006 and the selected consolidated statement of income data for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2005, December 25, 2004 and December 27, 2003 and the selected consolidated statement of income data for the years ended December 25, 2004 and December 27, 2003 were derived from the Company’s audited consolidated financial statements, not included herein.

  The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003
	(in thousands, except per share data)
Consolidated Statements of
Income Data:
Net sales	$3,180,319	$1,774,000	$1,027,773	$762,549	$572,989
Cost of goods sold	1,717,064	891,614	492,703	351,310	242,448
Gross profit	1,463,255	882,386	535,070	411,239	330,541

Operating expenses:
Selling, general and
administrative	396,498	214,513	122,021	78,991	59,835
Research and development	159,406	113,314	74,879	61,580	43,706
Total operating expenses	555,904	327,827	196,900	140,571	103,541

Operating income	907,351	554,559	338,170	270,668	227,000
Other income/(expense), net (2), (3)	70,922	39,995	34,430	(15,457)	(1,057)
Income before income taxes	978,273	594,554	372,600	255,211	225,943

Income tax provision	123,262	80,431	61,381	49,511	47,309
Net income	$855,011	$514,123	$311,219	$205,700	$178,634

Net income per share: (4)
Basic	$3.95	$2.38	$1.44	$0.95	$0.83
Diluted	$3.89	$2.35	$1.43	$0.94	$0.82
Weighted average common
shares outstanding: (4)
Basic	216,524	216,340	216,294	216,322	216,022
Diluted	219,875	218,845	218,236	218,060	217,804

Cash dividends per share (4)	$0.75	$0.50	$0.25	$0.25	$0.25

Balance Sheet Data (at end of
Period):
Cash and cash equivalents	$707,689	$337,321	$334,352	$249,909	$274,329
Marketable securities	424,505	480,876	376,723	322,215	221,447
Total assets	3,291,460	1,897,020	1,362,235	1,117,391	856,945
Total debt (5)	0	248	0	0	0
Total stockholders' equity	2,350,614	1,557,899	1,157,264	935,857	749,690

(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.

(2) Other income/(expense), net mainly consists of interest income, interest expense and foreign currency gain (loss).

(3) Includes $23.0 million, $0.6 million and $15.3 million for foreign currency gains in 2007, 2006 and 2005 respectively,  and $24.8 million and $6.7 million for foreign currency losses in 2004 and 2003 respectively.

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

As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contain statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed above in Item 1A. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We do not undertake to update any forward-looking statements in this Form 10-K.

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2005 contained 53 weeks compared to 52 weeks for fiscal years 2007, 2006, 2004, and 2003. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits. Our sales have increased at a compounded annual growth rate of 54% since 2003 and our net income has increased at a compounded annual growth rate of 48% since 2003. The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of UPS Aviation Technologies, Inc. in 2003, MotionBased Technologies LLC in 2005, Dynastream Innovations Inc. in 2006, Digital Cyclone, Inc. and the assets of Nautamatic Marine Systems, Inc. in 2007, and four European distributors in 2007 - Garmin France SAS, Garmin Deutschland GmbH, Garmin Iberia S.A., and Garmin Italia S.p.A.; these acquisitions had no significant impact on net income for those years.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results. The functional currency of our European operations is the Euro (effective July 2007) and the functional currency of our Asian operations is the New Taiwan Dollar. Approximately 80 percent of transactions of our European operations are now denominated in British Pounds Sterling or the Euro. We experienced $23.0 million, $0.6 million, $15.3 million, ($24.8) million, and ($6.7) million in foreign currency gains (losses) during fiscal years 2007, 2006, 2005, 2004, and 2003, respectively. To date, we have not entered into hedging transactions with the Euro, the British Pound Sterling, the Canadian dollar, or the New Taiwan Dollar, although we may utilize hedging transactions in the future.

Critical Accounting Policies and Estimates

General

Garmin’s discussion and analysis of its financial condition and results of operations are based upon Garmin’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires Garmin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Garmin evaluates its estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. Garmin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Garmin records estimated reductions to revenue for customer sales programs returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions. Changes in these estimates could negatively affect Garmin’s operating results. These incentives are reviewed periodically and, with the exceptions of price protection, are accrued for on a percentage of sales basis. If market conditions were to decline, Garmin may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment.

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

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers. We recognize sales when title of the products passes to the customer. Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

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

Gross Profit

Raw material costs are our most significant component of cost of goods sold. In the first half of 2007, we experienced favorable product mix and product pricing, which allowed us to hold margins in our automotive/mobile segment steady; margin declines in the second half of 2007 were primarily a result of average selling price declines, coupled with raw materials price increases, most notably the costs for flash memory, in late second quarter and through the third quarter of 2007 when we were purchasing these components for our holiday production runs, resulting in margin declines as these components were sold, primarily in the fourth quarter of 2007. In the first half of 2006, we experienced meaningful price declines on flash memory and color screens, which allowed us to hold margins in our automotive/mobile segment steady in the face of price declines, and allowed us to improve margins in other business segments as well. While these price declines did not continue throughout all of 2006, we did have additional component cost reductions as we neared year end. In 2005 we experienced a shift in product mix to lower-margin product groups, which continued in 2006, and price declines related to increased competition, both in relation to the rapidly growing automotive navigation product line.

Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components. We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, our Shijr, Taiwan, Jhongli, Taiwan, Lin-Kou, Taiwan, Olathe, Kansas, and Salem, Oregon manufacturing plants have experienced relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

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

Customers

No customer accounted for 10% or more of our sales in the year ended December 29, 2007. Our top ten customers have contributed between 25% and 41% of net sales since 2002. We have experienced average sales days in our customer accounts receivable of between 38 and 62 days since 2002. We have experienced an increase in the level of customer accounts receivable days due to changes in product mix and longer payment terms, and anticipate maintaining approximately the current level of accounts receivable days going forward.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, lower marginal tax rates and substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments, and other Taiwan tax credits due to repatriation of 2007 earnings have continued to reduce our tax rate there. Therefore, profits earned in Taiwan have been taxed at a lower rate than those in the United States and Europe. As a result, our consolidated effective tax rate was approximately 12.6% during 2007. We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2012. The current Taiwan tax incentives for which Garmin has received approval will end in 2012. We plan on applying for additional incentives for years beyond 2012 based on capital investments we expect to make in the future. However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply. Management also believes that the revenue shift to our lower-tax rate corporate entities will continue, however certain tax credits will not be available in 2008, so the effective tax rate for fiscal 2008 is expected to be slightly higher than fiscal 2007. The actual effective tax rate will be dependent upon the production volume, additional capital investments made during fiscal 2008, and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 29,	Dec. 30,	Dec. 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	54.0%	50.3%	47.9%
Gross profit	46.0%	49.7%	52.1%
Operating expenses:
Selling, general and administrative	12.5%	12.1%	11.9%
Research and development	5.0%	6.4%	7.3%
Total operating expenses	17.5%	18.5%	19.2%
Operating income	28.5%	31.2%	32.9%
Other income / (expense) , net	2.2%	2.3%	3.3%
Income before income taxes	30.7%	33.5%	36.2%
Provision for income taxes	3.9%	4.5%	6.0%
Net income	26.8%	29.0%	30.2%

The following table sets forth our results of operations through income before income taxes for each of our four segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Outdoor/		Automotive/
Fiscal year ended December 29, 2007	Fitness	Marine	Mobile	Aviation

Net sales	$339,741	$203,399	$2,342,184	$294,995
Cost of goods sold	155,086	93,230	1,368,979	99,769
Gross profit	184,655	110,169	973,205	195,226

Selling, general and administrative expenses	41,119	25,914	305,065	24,400
Research and development	23,302	16,879	59,390	59,835
Total expenses	64,421	42,793	364,455	84,235

Operating income	120,234	67,376	608,750	110,991
Other income / (expense), net	7,570	4,544	56,392	2,416

Income before income taxes	$127,804	$71,920	$665,142	$113,407

	Outdoor/		Automotive/
Fiscal year ended December 30, 2006	Fitness	Marine	Mobile	Aviation

Net sales	$285,362	$166,639	$1,089,093	$232,906
Cost of goods sold	121,724	73,687	613,902	82,301
Gross profit	163,638	92,952	475,191	150,605

Selling, general and administrative expenses	30,176	19,307	145,113	19,917
Research and development	16,697	13,121	37,125	46,371
Total expenses	46,873	32,428	182,238	66,288

Operating income	116,765	60,524	292,953	84,317
Other income / (expense), net	4,140	4,563	29,468	1,824

Income before income taxes	$120,905	$65,087	$322,421	$86,141

	Outdoor/		Automotive/
Fiscal year ended December 31, 2005	Fitness	Marine	Mobile	Aviation

Net sales	$236,936	$158,262	$403,417	$229,158
Cost of goods sold	112,145	77,311	225,779	77,468
Gross profit	124,791	80,951	177,638	151,690

Selling, general and administrative expenses	25,675	19,382	55,125	21,839
Research and development	14,873	8,137	17,466	34,403
Total expenses	40,548	27,519	72,591	56,242

Operating income	84,243	53,432	105,047	95,448
Other income / (expense), net	6,694	3,188	20,492	4,056

Income before income taxes	$90,937	$56,620	$125,539	$99,504

Comparison of Fiscal Years Ended December 29, 2007 and December 30, 2006

Net Sales

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$339,741	10.7%	$285,362	16.1%	$54,379	19.1%
Marine	203,399	6.4%	166,639	9.4%	36,760	22.1%
Automotive/Mobile	2,342,184	73.6%	1,089,093	61.4%	1,253,091	115.1%
Aviation	294,995	9.3%	232,906	13.1%	62,089	26.7%
Total	$3,180,319	100.0%	$1,774,000	100.0%	$1,406,319	79.3%

The increase in total net sales during fiscal 2007 was primarily due to the introduction of over 60 new products and overall demand for our automotive products. The aviation, marine, and outdoor/fitness segments also experienced solid growth in 2007. Total units sold increased 128% to 12,300,000 in 2007 from 5,400,000 in 2006. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

The increase in net sales to consumers was primarily due to the introduction of many new automotive, outdoor/fitness, and marine products, strong demand for our automotive products, and solid demand for our aviation, marine, and outdoor/fitness products. It is management’s belief that the continued demand for the Company’s automotive products is due to overall increased consumer awareness of the capabilities and applications of GPS, particularly as those capabilities pertain to automobile navigation. Additionally, the expansion of the GPS market in general, as well as enhanced feature sets in our products specifically, have added to our growth. Innovative new product offerings, enhanced cartography, rich feature sets, and products featuring high sensitivity GPS capabilities increased sales of our marine and outdoor fitness segments. The increase in aviation sales for fiscal 2007 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets. Sales of the G1000 integrated glass cockpit were the primary reason for increased OEM sales in 2006. While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers. Should the FAA impose more restrictions, or elect to shutdown U.S. airspace in the future, these factors could have a material adverse effect on our business.

Gross Profit

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$184,655	54.4%	$163,638	57.3%	$21,017	12.8%
Marine	110,169	54.2%	92,952	55.8%	17,217	18.5%
Automotive/Mobile	973,205	41.6%	475,191	43.6%	498,014	104.8%
Aviation	195,226	66.2%	150,605	64.7%	44,621	29.6%
Total	$1,463,255	46.0%	$882,386	49.7%	$580,869	65.8%

The increase in gross profit dollars was primarily attributable to the introduction of over 60 new products and strong demand for our automotive and outdoor/fitness products. The reduction in gross margin percentage was primarily due to the strong growth experienced in our lower-margin automotive/mobile product line, offset to some extent by strong gross margins in our other three segments. Notably gross margin in our automotive/mobile segment did not fall as much as anticipated due to volume discounts on certain components, less price competition than anticipated, and new “premium” feature-rich products with higher selling prices and margins. Management believes that the trend to lower gross margin percentages will continue in the future as net sales of automotive products increase at a faster rate than the other business segments. The rise in aviation gross margin was primarily due to a shift in product mix within our OEM and retrofit products. The decline in gross margin in the outdoor/fitness and marine segments was primarily due to a shift in product mix.

Selling, General and Administrative Expenses

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006		Year over Year
	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$41,119	12.1%	$30,176	10.6%	$10,943	36.3%
Marine	25,914	12.7%	19,307	11.6%	6,607	34.2%
Automotive/Mobile	305,065	13.0%	145,113	13.3%	159,952	110.2%
Aviation	24,400	8.3%	19,917	8.6%	4,483	22.5%
Total	$396,498	12.5%	$214,513	12.1%	$181,985	84.8%

The increase in expense was primarily attributable to increases in employment generally across the organization, significantly increased advertising costs (up 80%) associated primarily with mass-market advertising to increase brand awareness and promote our automotive products, increased information technology staffing and support costs, increased staffing in our sales and marketing group to increase focus on specific target markets, and additional staffing in our customer call center. Management expects that because of strong demand for our products, selling, general and administrative expenses will rise in absolute dollars but decline as a percentage of sales during fiscal 2008 as increased advertising and marketing activities build awareness of the Garmin brand and demand for Garmin products worldwide.

Research and Development Expenses

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006		Year over Year
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,302	6.9%	$16,697	5.9%	$6,605	39.6%
Marine	16,879	8.3%	13,121	7.9%	3,758	28.6%
Automotive/Mobile	59,390	2.5%	37,125	3.4%	22,265	60.0%
Aviation	59,835	20.3%	46,371	19.9%	13,464	29.0%
Total	$159,406	5.0%	$113,314	6.4%	$46,092	40.7%

The increase in research and development expense was primarily attributable to the addition of over 400 associates to our research and development team during fiscal 2007. Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase approximately 30%-35% during fiscal 2008 on an absolute dollar basis due to the anticipated introduction of a strong portfolio of new products slated for fiscal 2008. Management expects to continue to invest in the research and development of new products and technology in order to maintain Garmin’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	Fiscal year ended	Fiscal year ended
	December 29, 2007	December 30, 2006
Interest income	$41,995	$35,897
Interest expense	(207)	(41)
Foreign currency gain	22,964	596
Other	6,170	3,543
Total	$70,922	$39,995

Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses. Other income (expense) was higher in fiscal 2007 relative to fiscal 2006, with the majority of this difference caused by increased interest income and a large foreign currency gain in 2007. Interest income for fiscal 2007 increased due to higher interest rates and larger cash and marketable securities balances during the year, increasing the returns on the Company’s cash and cash equivalents.

Foreign currency gains and losses for the Company in 2007 were primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro Dollar is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, and Garmin Italia. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions between Garmin Ltd. and its subsidiaries can also generate currency gains and losses. The Canadian dollar is the functional currency of Dynastream Innovations, Inc.; due to this entity’s relative size, its currency moves do not have a material impact on the Company’s financial statements.

The majority of the $23.0 million currency gain in fiscal 2007 was due to the weakening of the U.S. Dollar compared to the Euro and the British Pound Sterling. During fiscal 2007, the Taiwan Dollar weakened relative to the U.S. Dollar, resulting in a $2.5 million loss. The British Pound Sterling and the Euro strengthened 2% and 11.4% respectively, relative to the U.S. Dollar during fiscal 2007, which resulted in a $25.6 million gain. Other net currency gains and the timing of transactions created the remaining loss of $0.1 million.

Foreign currency gains and losses for the Company in 2006 were primarily tied to movements by the Taiwan Dollar and the British Pound Sterling relative to the U.S. Dollar. The U.S. dollar weakened when compared to the Taiwan Dollar during fiscal 2006, creating a $3.0 million loss, which was offset almost entirely by a $4.5 million gain as a result of strengthening in the U.S. Dollar relative to the British Pound Sterling. Other net currency gains and the timing of transactions created the remaining loss of $0.9 million.

Income Tax Provision

Income tax expense increased by $42.9 million, to $123.3 million, for fiscal year 2007 from $80.4 million for fiscal year 2006, due to our higher taxable income. The effective tax rate was 12.6% for fiscal 2007 versus 13.5% for fiscal 2006. The decrease in tax rate is due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, tax credits resulting from our decision to repatriate certain of our Taiwan earnings to our parent company, and the increased contribution to our income from lower tax jurisdictions during 2007 relative to 2006. This lower effective tax rate resulted in a decrease in the ratio of income tax as a percentage of revenue of approximately 0.7% from fiscal 2006 to fiscal 2007.

Net Income

As a result of the various factors noted above, net income increased 66% to $855.0 million for fiscal year 2007 compared to $514.1 million for fiscal year 2006.

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

The increase in research and development expense was primarily attributable to the addition of over 250 associates to our research and development team during fiscal 2006. A key strategic initiative for future growth and success of Garmin is continuous innovation, development, and introduction of new products, which was facilitated by these additions to research and development staff.

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

Income Tax Provision

Income tax expense increased by $19.0 million, to $80.4 million, for fiscal year 2006 from $61.4 million for fiscal year 2005, due to our higher taxable income. The effective tax rate was 13.5% for fiscal 2006 versus 16.5% for fiscal 2005. The decrease in tax rate is due to additional tax benefits received from Taiwan as a result of our continued capital investment in our manufacturing facilities in Taiwan, tax credits resulting from our decision to repatriate certain of our Taiwan earnings to our parent company, and the increased contribution to our income from lower tax jurisdictions during 2006 relative to 2005. This lower effective tax rate resulted in a decrease in the ratio of income tax as a percentage of revenue of approximately 1.4% from fiscal 2005 to fiscal 2006.

Net Income

As a result of the various factors noted above, net income increased 65% to $514.1 million for fiscal year 2006 compared to $311.2 million for fiscal year 2005.

Liquidity and Capital Resources

Net cash generated by operations was $682.1 million, $361.9 million, and $247.0 million for fiscal years 2007, 2006, and 2005, respectively. We operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand. Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand. We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We began implementing a more linear inventory management strategy in the fourth quarter of 2007 which management would anticipate will result in less inventory fluctuation from quarter to quarter going forward. We prefer to have sufficient finished goods on hand to meet anticipated demand for our products. Raw materials and finished goods inventory levels continued to grow year over year as a function of our growing sales. We anticipate days of inventory to stabilize at current levels in 2008 although absolute dollars of inventory will continue to rise, reflecting the growth of our business.

Capital expenditures in 2007 totaled $156.8 million, an increase of $63.9 million from fiscal 2006. This amount in 2007 reflects the purchase and build-out of an additional manufacturing facility in Lin-Kou, Taiwan, continued expansion of research and development facilities in our Taiwan facilities, as well as ordinary capital expenditures for fiscal 2007. Capital expenditures in 2006 totaled $92.9 million, an increase of $65.8 million from fiscal 2005. This amount in 2006 reflects the purchase and renovation of an additional manufacturing facility in Jhongli, Taiwan, the purchase of a new European headquarters, as well as ordinary capital expenditures for fiscal 2006. Capital expenditures in 2005 totaled $27.1 million, a decrease of $51.0 million from fiscal 2004.

We have budgeted approximately $115 million of capital expenditures during fiscal 2008 to include normal ongoing capital expenditures as well as purchases of production machinery and equipment to expand capacity in the Lin-Kou, Taiwan facility.

In addition to capital expenditures, in 2007 cash flow used in investing related to the purchase of Digital Cyclone, Inc., Garmin France SAS, Garmin Deutschland GmbH, Garmin Iberia S.A., Garmin Italia S.p.A., and the assets of Nautamatic Marine Systems, Inc. for a total of $128.8 million, the net sale of $112.8 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $2.9 million of intangible assets. Garmin’s average return on its investments during fiscal 2007 was approximately 4.3%. In addition to capital expenditures, in 2006 cash flow used in investing related to the purchase of Dynastream Innovations, Inc. for $36.5 million, the net purchase of $93.8 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $3.1 million of intangible assets. Garmin’s average return on its investments during fiscal 2006 was approximately 4.7%. In addition to capital expenditures, in 2005 cash flow used in investing related to the net purchase of $59.1 million of fixed income securities associated with the investment of our on-hand cash balances and approximately $3.6 million of intangible assets. Garmin’s average return on its investments during fiscal 2005 was approximately 3.1%. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.

Cash flow related to financing activities resulted in a net use of cash in 2007 of $136.1 million. During 2007, Garmin repurchased 57,235 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expired on December 31, 2007. A new 5,000,000 share repurchase plan was authorized in February 2008 which expires on December 31, 2009. Sources and uses in financing activities during 2007 related primarily to a use for the payment of a dividend ($162.5 million) and the purchase of stock ($14.2 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($40.8 million). Cash flow related to financing activities resulted in a net use of cash in 2006 of $132.7 million. During 2006, Garmin repurchased 1,155,300 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expired on December 31, 2007. Sources and uses in financing activities during 2006 related primarily to uses for the payment of a dividend ($107.9 million) and stock repurchase ($50.5 million), and a source of cash from the issuance of common stock related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($25.7 million). Cash flow related to financing activities resulted in a net use of cash in 2005 of $70.9 million. During 2005, Garmin repurchased 638,000 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on April 21, 2004 and expired on April 30, 2006. Sources and uses in financing activities during 2005 related primarily to uses for the payment of a dividend ($54.0 million) and stock repurchase ($26.7 million), and a source of cash from the issuance of common shares related to the exercise of employee stock options, the related tax benefit, and the employee stock purchase plan ($9.7 million).

Cash dividends paid to shareholders were $162.5 million, $107.9 million, and $54.0 million during fiscal years 2007, 2006, and 2005, respectively.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 29, 2007, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$43,438	$6,581	$11,582	$9,263	$16,012
Purchase Obligations	5,078	422	2,251	2,405	0
Total	$48,516	$7,003	$13,833	$11,668	$16,012

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, the U.K., and Canada. Purchase obligations are the aggregate of those purchase orders that were outstanding on December 29, 2007; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

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

Foreign Currency Exchange Rate Risk

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We generally have not been significantly affected by foreign exchange fluctuations because the Taiwan Dollar, the Euro and British Pound have proven to be relatively stable. However, periodically we have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, the Euro, and British Pound. Garmin Corporation, located in Shijr, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars. The NTD/USD exchange rate decreased 0.3% during 2007, which resulted in a cumulative translation adjustment of negative $0.3 million at the end of fiscal 2007 and a net foreign currency loss of $2.5 million at Garmin Corporation during 2007.

Garmin France SAS, Garmin Deutschland GmbH, Garmin Italia S.p.A., and Garmin Iberia S.A., located in France, Germany, Italy, and Spain respectively, use the Euro as the functional currency. However, the functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar. The Company believes that gains and losses will become more material in the future as our European presence grows. In 2007, the Euro strengthened 10.2% relative to the U.S. dollar and the British Pound Sterling strengthened 1.7% relative to the U.S. dollar. These currency moves resulted in a foreign currency gain of $25.6 million in Garmin Ltd. and our European subsidiaries. These gains were offset by currency moves in the Taiwan dollar that generated losses described above, combined with other losses of $0.1 million, and the timing of transactions during the year for a net gain of $23.0 million for the Company.

If the TD/USD exchange rate had decreased 10% and the GBP/USD and EUR/USD exchange rate had each increased 10% in 2007, the cumulative translation adjustment would have been a negative $0.4 million at the end of fiscal 2007 and the foreign currency loss would have been $109.5 million without the use of any hedging strategies.

Interest Rate Risk

We have no outstanding long-term debt as of December 29, 2007. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 29, 2007, cumulative unrealized gains on those securities were $46.4 million.

Equity Price Risk

We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $235.6 million at December 29, 2007 and $57.5 million at December 30, 2006. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 10% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $23.5 million at December 29, 2007 and $5.8 million at December 30, 2006.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 29, 2007 and December 30, 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 29, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 25, 2008

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)

	December 29,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$707,689	$337,321
Marketable securities ( Note 4)	37,551	73,033
Accounts receivable, less allowance for doubtful accounts of
$10,246 in 2007 and $5,340 in 2006	952,513	403,524
Inventories, net (Note 3)	505,467	271,008
Deferred income taxes (Note 7)	107,376	55,996
Prepaid expenses and other current assets	22,179	28,202
Total current assets	2,332,775	1,169,084

Property and equipment, net (Note 3)
Land and improvements	79,445	37,103
Building and improvements	204,083	158,873
Office furniture and equipment	48,656	45,841
Manufacturing equipment	86,037	51,772
Engineering equipment	51,670	37,519
Vehicles	13,104	8,376
	482,995	339,484
Accumulated depreciation	108,848	88,496
	374,147	250,988

Restricted cash (Note 5)	1,554	1,525
Marketable securities (Note 4)	386,954	407,843
License agreements, net	14,672	3,307
Other intangible assets	181,358	64,273
Total assets	$3,291,460	$1,897,020

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$341,053	$88,375
Salaries and benefits payable	31,696	16,268
Accrued warranty costs (Note 16)	71,636	37,639
Accrued sales program costs	142,360	32,560
Accrued advertising expense	47,512	26,185
Other accrued expenses	90,731	41,987
Income taxes payable	76,895	94,668
Total current liabilities	801,883	337,682

Long-term debt, less current portion	-	248
Deferred income taxes (Note 7)	11,935	1,191
Non-current taxes	126,593	-
Other liabilities	435	-

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized
(Notes 10 and 12):
Issued and outstanding shares - 216,980,000 in 2007, and
216,097,000 in 2006	1,086	1,082
Additional paid-in capital	132,264	83,438
Retained earnings (Note 3)	2,171,134	1,478,654
Accumulated other comprehensive gain/(loss)	46,130	(5,275)
Total stockholders' equity	2,350,614	1,557,899
Total liabilities and stockholders' equity	$3,291,460	$1,897,020

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	$3,180,319	$1,774,000	$1,027,773
Cost of goods sold	1,717,064	891,614	492,703
Gross profit	1,463,255	882,386	535,070

Selling, general and administrative expenses	396,498	214,513	122,021
Research and development expense	159,406	113,314	74,879
	555,904	327,827	196,900
Operating income	907,351	554,559	338,170

Other income (expense):
Interest income	41,995	35,897	19,586
Interest expense	(207)	(41)	(48)
Foreign currency	22,964	596	15,265
Other	6,170	3,543	(373)
	70,922	39,995	34,430
Income before income taxes	978,273	594,554	372,600

Income tax provision (benefit): (Note 7)
Current	179,355	113,226	52,548
Deferred	(56,093)	(32,795)	8,833
	123,262	80,431	61,381
Net income	$855,011	$514,123	$311,219

Basic net income per share (Note 11)	$3.95	$2.38	$1.44
Diluted net income per share (Note 11)	$3.89	$2.35	$1.43

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Gain/(Loss)	Total
Balance at December 25, 2004	216,654	$1,084	$108,949	$815,209	$10,615	$935,857
Net income	-	-	-	311,219	-	311,219
Translation adjustment	-	-	-	-	(20,768)	(20,768)
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $533	-	-	-	-	(2,360)	(2,360)
Comprehensive income						288,091
Dividends paid	-	-	-	(53,974)	-	(53,974)
Tax benefit from exercise of employee
stock options	-	-	3,328	-	-	3,328
Issuance of common stock from
exercise of stock options	644	3	6,863	-	-	6,866
Stock appreciation rights	-		925			925
Purchase and retirement of
common stock	(1,276)	(7)	(26,646)	-	-	(26,653)
Issuance of common stock through
stock purchase plan	112	1	2,823	-	-	2,824
Balance at December 31, 2005	216,134	1,081	96,242	1,072,454	(12,513)	1,157,264
Net income	-	-	-	514,123	-	514,123
Translation adjustment	-	-	-	-	7,525	7,525
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $355	-	-	-	-	(287)	(287)
Comprehensive income						521,361
Dividends paid	-	-	-	(107,923)	-	(107,923)
Tax benefit from exercise of employee
stock options	-	-	9,660	-	-	9,660
Issuance of common stock from
exercise of stock options	994	6	12,499	-	-	12,505
Stock appreciation rights	-	-	11,913	-	-	11,913
Purchase and retirement of
common stock	(1,155)	(6)	(50,444)	-	-	(50,450)
Issuance of common stock through
stock purchase plan	125	1	3,568	-	-	3,569
Balance at December 30, 2006	216,098	1,082	83,438	1,478,654	(5,275)	1,557,899
Net income	-	-	-	855,011	-	855,011
Translation adjustment	-	-	-	-	992	992
Adjustment related to unrealized
gains (losses) on available-for-sale
securities, net of income tax effects
of $31	-	-	-	-	50,413	50,413
Comprehensive income						906,415
Dividends paid	-	-	-	(162,531)	-	(162,531)
Tax benefit from exercise of employee
stock options	-	-	17,434	-	-	17,434
Issuance of common stock from
exercise of stock options	819	4	11,278	-	-	11,282
Stock appreciation rights	-	-	22,164	-	-	22,164
Purchase and retirement of
common stock	(57)	-	(7,780)	-	-	(7,780)
Issuance of common stock through
stock purchase plan	120	-	5,730	-	-	5,730
Balance at December 29, 2007	216,980	$1,086	$132,264	$2,171,134	$46,130	$2,350,614

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

		Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Operating Activities:
Net income	$855,011	$514,123	$311,219
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	35,524	21,535	18,693
Amortization	28,513	22,940	24,903
Gain on sale of property and equipment	560	67	37
Provision for doubtful accounts	3,617	955	445
Provision for obsolete and slow-moving inventories	34,975	23,245	14,755
Foreign currency transaction gains	(926)	(344)	(13,957)
Deferred income taxes	(57,843)	(35,060)	8,833
Stock compensation	22,164	11,913	925
Realized gains on marketable securities	(5,101)	(3,852)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(477,108)	(230,111)	(61,607)
Inventories	(224,180)	(92,708)	(61,262)
Prepaid expenses and other current assets	6,213	(4,357)	(16,021)
Purchase of licenses	(23,569)	(2,950)	(4,192)
Accounts payable	174,781	10,187	24,127
Accrued expenses	253,909	97,167	4,283
Income taxes payable	55,548	29,105	(4,176)
Net cash provided by operating activities	682,088	361,855	247,005

Investing activities:
Purchases of property and equipment	(156,777)	(92,906)	(27,130)
Proceeds from sale of property and equipment	5	76	-
Purchase of intangible assets	(2,918)	(3,115)	(3,560)
Purchase of marketable securities	(1,672,041)	(453,085)	(342,359)
Sales of marketable securities	1,784,816	359,313	283,253
Acquisitions, net of cash acquired	(128,751)	(36,499)	(1,483)
Change in restricted cash	(29)	(169)	98
Net cash used in investing activities	(175,695)	(226,385)	(91,181)

Financing activities:
Dividends	(162,531)	(107,923)	(53,974)
Payment on long-term debt	(248)	(11)	-
Proceeds from issuance of common stock through
stock purchase plan	5,730	3,569	2,824
Proceeds from issuance of common stock from
exercise of stock options	11,278	12,505	6,866
Tax benefit related to stock option exercise	17,434	9,660	-
Purchase of common stock	(7,780)	(50,450)	(26,653)
Net cash used in financing activities	(136,117)	($132,650)	(70,937)

Effect of exchange rate changes on cash and cash equivalents	92	149	(444)

Net increase/(decrease) in cash and cash equivalents	370,368	2,969	84,443
Cash and cash equivalents at beginning of year	337,321	334,352	249,909
Cash and cash equivalents at end of year	$707,689	$337,321	$334,352

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$54,963	$67,044	$59,765

Cash received during the year from income tax refunds	$779	$537	$115

Cash paid during the year for interest	$207	$41	$48

Supplemental disclosure of non-cash investing and
financing activities

Change in marketable securities related to unrealized
appreciation (depreciation)	$51,210	$68	($2,893)

Acquisitions, net of cash acquired
Fair value of assets acquired	$256,609	$42,616	$1,490
Liabilities assumed	(106,654)	(5,997)	(4)
Less cash acquired	(21,204)	(120)	(3)
Net cash paid	$128,751	$36,499	$1,483

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 29, 2007 and December 30, 2006

1. Description of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) manufacture, market, and distribute Global Positioning System-enabled products and other related products. Garmin Corporation (GC), wholly-owned by Garmin Ltd., is primarily responsible for the manufacturing and distribution of the Company’s products to Garmin International, Inc. (GII), a wholly-owned subsidiary of GC, and Garmin (Europe) Limited (GEL), a wholly-owned subsidiary of Garmin Ltd., and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. GII is primarily responsible for sales and marketing of the Company’s products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company’s aviation segment. GEL is responsible for sales and marketing of the Company’s products, principally within the European market. In addition, during 2007 the Company acquired four European distributors - Garmin France SAS, Garmin Deutschland GmbH, Garmin Iberia S.A., and Garmin Italia S.p.A. - which distribute Garmin product in France, Germany, Spain, and Italy, respectively.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2007 and 2006 included 52 weeks while fiscal 2005 included 53 weeks.

Foreign Currency Translation

GC utilizes the New Taiwan Dollar as its functional currency. In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GC for all periods presented have been translated into United States dollars, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of ($315) and ($1,307) as of December 29, 2007 and December 30, 2006, respectively, net of related taxes, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains of $22,964, $596 and $15,265 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The gain in fiscal 2007 was the result of the strengthening of the Euro and British Pound Sterling relative to the United States dollar experienced by our European companies. The gain in fiscal 2006 was the result of nearly off-setting currency moves in the Taiwan Dollar and the Euro and British Pound Sterling. The gain in fiscal 2005 was the result of strengthening of the United States dollar throughout those years. These gains and losses are included in other income in the accompanying consolidated statements of income.

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

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit based on our evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected on within 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII, GAT and GEL. Inventories consisted of the following:

	December 29,	December 30,	December 31,	December 25,
	2007	2006	2005	2004

Raw materials	$130,056	$85,040	$65,348	$69,036
Work-in-process	57,622	42,450	27,845	29,959
Finished goods	348,975	163,286	121,404	67,274
Inventory reserves	(31,186)	(19,768)	(14,756)	(11,289)
	$505,467	$271,008	$199,841	$154,980

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	5
Manufacturing and engineering equipment	5
Vehicles	5

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

Dividends

On August 1, 2007 the Board of Directors declared a dividend of $0.75 per share to be paid on September 14, 2007 to shareholders of record on August 15, 2007. The Company paid out a dividend in the amount of $162,531. The dividend has been reported as a reduction of retained earnings.

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

Approximately $159,210 and $129,651 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the law of Taiwan at December 29, 2007 and December 30, 2006, respectively.

Intangible Assets

At December 29, 2007 and December 30, 2006, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $159,503 and $76,148, respectively. The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $98,494 at December 29, 2007 and $24,457 at December 30, 2006.

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $59,967 and $33,025 at December 29, 2007 and December 30, 2006 respectively. Amortization expense was $26,942, $21,147, and $22,648, for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. In the next five years, the amortization expense is estimated to be $17,227, $16,441, $14,014, $13,830, and $8,108, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 29, 2007. See Note 4. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain. At December 29, 2007 and December 30, 2006, cumulative unrealized gains/(losses) of $46,445 and $(3,968), respectively, were reported accumulated in other comprehensive gain/(loss), net of related taxes.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities have not been material in any period.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes have not been accrued by Garmin Corporation (GC) for the unremitted earnings of GI totaling approximately $301,402 and $272,732 at December 29, 2007 and December 30, 2006, respectively, because such earnings are intended to be reinvested in this subsidiary indefinitely.  Similarly, income taxes have not been accrued by Garmin B.V. for the unremitted earnings of GC totaling approximately $628,323 and $656,530 at December 29, 2007 and December 30, 2006, respectively, nor have they been accrued by Garmin Ltd for the unremitted earnings of Garmin Europe totaling approximately $87,954 and $50,526 at December 29, 2007 and December 30, 2006, respectively, for the same reason.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006, the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, the Company has not recognized a material increase or decrease in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of the date of adoption was $70.5 million including interest of $3.3 million. The total amount of unrecognized tax benefits as of December 29, 2007 was $126.6 million including interest of $4.7 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in $millions):

Balance at December 30, 2006	$70.5
Additions based on tax positions related to prior years	10.0
Reductions based on tax positions related to prior years	(8.0)
Additions based on tax positions related to current period	73.0
Reductions based on tax positions related to current period	-
Reductions related to settelements with tax authorities	(7.6)
Expiration of statute of limitations	(11.3)
Balance at December 29, 2007	$126.6

The December 29, 2007 balance of $126.6 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

FIN 48 requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The Company previously classified these amounts as current liabilities, however after the adoption, the entire $126.6 million is required to be classified as non-current at December 29, 2007.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  $1.4 million of interest is included in income tax expense for the year ending December 29, 2007.  The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions.  The Company is no longer subject to US federal, state, or local tax examinations by tax authorities for years prior to 2004.  The Company also considers 2003 and 2004 US federal returns to have been effectively settled due to the completion of audit examination by the Internal Revenue Service.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2002.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2006.

At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of potential tax audit outcomes.

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

Revenue Recognition

The Company recognizes revenue from product sales when the product is delivered to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty programs discussed below.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment with the exception of certain aviation products for which the warranty period is two years from the date of installation and certain marine products with warranty periods of three years from the date of shipment.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $206,948, $114,749, and $59,309 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $159,406, $113,314, and $74,879 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

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

      The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for fiscal years ended December 29, 2007 and December 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to adoption have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

      As stock-based compensation expenses recognized in the accompanying consolidated statement of income for the fiscal years ended December 29, 2007 and December 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2005
Net income as reported	$311,219
Add: Total stock-based employee compensation
expense recorded during the year	925
Deduct: Total stock-based employee compensation expense
determined under fair-value based method for all awards,
net of tax effects	(7,239)
Pro forma net income	$304,905

Net income per share as reported:
Basic	$1.44
Diluted	$1.43
Pro forma net income per share:
Basic	$1.41
Diluted	$1.40

Recently Issued Accounting Pronouncements

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

In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on the Company's consolidated results of operations and financial condition.

  In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

4. Marketable Securities

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 29, 2007:

	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$99,749	($68)	$99,681
Obligations of states and political subdivisions	59,497	158	59,655
U.S. corporate bonds	8,479	(219)	8,260
Equity securities	188,971	46,688	235,659
Other	21,333	(83)	21,250
Total	$378,029	$46,476	$424,505

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 30, 2006:

	Amortized Cost	Gross Unrealized Gains/(Losses)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$359,809	($4,071)	$355,738
Obligations of states and political subdivisions	48,354	(193)	48,161
U.S. corporate bonds	57,926	(429)	57,497
Other	19,521	(41)	19,480
Total	$485,610	($4,734)	$480,876

The amortized cost and estimated fair value of marketable securities at December 29, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2008)	$225,777	$272,460
Due after one year through five years (2009-2013)	29,527	29,463
Due after five years through ten years (2014-2018)	47,806	47,747
Due after ten years (2019 and thereafter)	74,919	74,835
	$378,029	$424,505

The Company invests in auction rate securities which effectively mature every 28 days. Upon maturity, the proceeds are reinvested in the same security. The effective maturity date differs from the stated maturity dates. The securities are classified in the balance sheet at their stated maturity dates.

5. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $5,546, $3,119, and $690 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Future minimum lease payments are as follows:

Year	Amount

2008	$6,581
2009	6,069
2010	5,515
2011	4,778
2012	4,484
Thereafter	16,012

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements. The total amount of restricted cash balances were $1,554 and $1,525 at December 29, 2007 and December 30, 2006, respectively.

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

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $126.6 million as of December 29, 2007, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes”, to the consolidated financial statements included in this Report.

6. Employee Benefit Plans

GII sponsors a defined contribution employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 29, 2007, December 30, 2006, and December 31, 2005, expense related to these plans of $11,412, $8,690, and $6,378, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, were significant.

7. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Federal:
Current	$132,452	$42,850	$7,738
Deferred	(42,193)	(21,153)	11,741
	90,259	21,697	19,479
State:
Current	12,569	4,935	(656)
Deferred	(2,916)	(3,922)	3,219
	9,653	1,013	2,563
Foreign:
Current	34,334	65,441	45,466
Deferred	(10,984)	(7,720)	(6,127)
	23,350	57,721	39,339
Total	$123,262	$80,431	$61,381

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Federal income tax expense at
U.S. statutory rate	$342,396	$208,094	$130,410
State income tax expense, net of
federal tax effect	5,922	658	1,666
Foreign tax rate differential	(230,243)	(112,903)	(53,712)
Taiwan tax holiday benefit	(44,128)	(50,905)	(48,175)
Other foreign taxes less
incentives and credits	55,983	43,445	30,427
Other, net	(6,668)	(7,958)	765
Income tax expense	$123,262	$80,431	$61,381

The Company’s income before income taxes attributable to non-U.S. operations was $850,102, $508,367, and $307,712, for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.20, $0.24, and $0.22 per weighted-average common share outstanding for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2012, at which time these tax benefits expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 29,	December 30,	December 31,
	2007	2006	2005
Deferred tax assets:
Product warranty accruals	$18,975	$11,259	$5,017
Allowance for doubtful accounts	2,430	1,327	1,361
Inventory reserves	7,699	4,555	4,120
Sales program allowances	42,832	12,629	3,798
Reserve for sales returns	5,565	1,660	566
Other accrual	3,911	2,424	1,401
Unrealized intercompany profit in inventory	30,006	21,115	12,978
Unrealized investment loss	-	-	219
Unrealized foreign currency loss	-	325	-
Stock option compensation	8,887	3,720	-
Tax credit carryforwards, net	303	2,181	1,482
Net operating losses of subsidiairies	1,204	-	-
Other	4,649	4,225	550
	126,461	65,420	31,492
Deferred tax liabilities:
Depreciation	9,209	7,883	9,019
Prepaid Expenses	6,498	-	-
Unrealized foreign currency loss	161	-	-
Book basis in excess of tax basis for acquired entities	14,867	-	-
Unrealized investment gain	31	278	-
Other	254	2,454	2,344
	31,020	10,615	11,363
Net deferred tax assets	$95,441	$54,805	$20,129

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

	December 29, 2007		December 30, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$707,689	$707,689	$337,321	$337,321
Restricted cash	1,554	1,554	1,525	1,525
Marketable securities	424,505	424,505	480,876	480,876

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

9. Segment Information

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:
	Fiscal Year Ended December 29, 2007
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total
Net sales to external customers	$294,995	$339,741	$203,399	$2,342,184	$3,180,319
Allocated interest income	2,258	4,661	3,127	31,949	41,995
Allocated interest expense	(3)	(92)	(10)	(102)	(207)
Income before income taxes	113,407	127,803	71,920	665,143	978,273
Assets:
Accounts receivable	88,352	101,753	60,918	701,490	952,513
Inventories	46,885	53,997	32,327	372,258	505,467

	Fiscal Year Ended December 30, 2006
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total
Net sales to external customers	$232,906	$285,362	$166,639	$1,089,093	$1,774,000
Allocated interest income	1,952	5,693	3,020	25,232	35,897
Allocated interest expense	49	(44)	17	(63)	(41)
Income before income taxes	86,141	120,905	65,087	322,421	594,554
Assets:
Accounts receivable	52,978	64,910	37,905	247,731	403,524
Inventories	35,580	43,594	25,457	166,377	271,008

	Fiscal Year Ended December 31, 2005
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total
Net sales to external customers	$229,158	$236,936	$158,262	$403,417	$1,027,773
Allocated interest income	1,257	4,901	3,152	10,276	19,586
Allocated interest expense	(3)	(12)	(8)	(25)	(48)
Income before income taxes	99,504	90,937	56,620	125,539	372,600
Assets:
Accounts receivable	38,127	39,421	26,331	67,118	170,997
Inventories	44,558	46,070	30,773	78,440	199,841

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 29, 2007, December 30, 2006, and December 31, 2005:

	North
	America	Asia	Europe	Total
December 29, 2007
Net sales to external customers	$2,066,823	$144,155	$969,341	$3,180,319
Long-lived assets	185,838	143,181	45,128	374,147
Net assets	908,267	1,309,783	132,564	2,350,614

December 30, 2006
Net sales to external customers	$1,093,581	$87,048	$593,371	$1,774,000
Long-lived assets	148,922	65,280	36,786	250,988
Net assets	431,795	1,074,827	51,277	1,557,899

December 31, 2005
Net sales to external customers	$661,085	$50,447	$316,241	$1,027,773
Long-lived assets	135,875	42,770	528	179,173
Net assets	377,684	742,843	36,737	1,157,264

No single customer accounted for 10% or more of the Company’s consolidated net sales in any period.

10. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below:

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. During 2007, 2006, and 2005, the Company granted 2,838,200, 2,341,800, and 896,000 stock appreciation rights, respectively.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options and “other” stock compensation awards to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares of common stock were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. During 2007, the Company granted 20,000 stock appreciation rights and during 2006 and 2005 the Company granted 64,131 and 755,750 nonqualified stock options, respectively.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2007, 2006, and 2005, options to purchase 5,562, 7,630, and 11,000 shares, respectively, were granted under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 is provided below:

	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 25, 2004	16.06	5,450
Granted	26.51	1,672
Exercised	10.68	(644)
Forfeited	18.51	(124)
Outstanding at December 31, 2005	19.29	6,354
Granted	48.54	2,413
Exercised	12.59	(994)
Forfeited	28.57	(47)
Outstanding at December 30, 2006	$29.24	7,726
Granted	$84.61	2,864
Exercised	$18.29	(934)
Forfeited	$38.11	(125)
Outstanding at December 29, 2007	$46.82	9,531
Exercisable at December 29, 2007	$23.21	3,111

	Stock Options as of December 29, 2007
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$7.00 -$20.00	2,139	5.39	1,611
$20.01 - $40.00	2,270	7.15	1,091
$40.01 - $60.00	2,296	8.71	409
$60.01 - $80.00	1,376	9.44	-
$80.01 - $100.00	4	9.67	-
$100.01 - $120.00	1,443	9.93	-
$120.01 - $140.00	3	9.77	-
	9,531	7.88	3,111

The weighted-average remaining contract life for options outstanding and exercisable at December 29, 2007 are 7.88 and 6.11 years. respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2007, 2006 and 2005:

	2007	2006	2005
Weighted average fair value of options granted	$33.81	$20.01	$9.48
Expected volatility	0.3677	0.3534	0.3224
Dividend yield	0.76%	1.00%	0.98%
Expected life of options in years	6.0	6.3	6.3
Risk-free interest rate	4%	5%	4%

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

The total fair value of shares vested during 2007, 2006 and 2005 was $17,840, $9,413, and $8,249, respectively.

The aggregate intrinsic values of options outstanding and exercisable at December 29, 2007 were $508.0 million and $236.3 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 29, 2007 was $75.5 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $99.17 on December 28, 2007, and the exercise price multiplied by the number of options outstanding.

As of December 29, 2007, there was $137.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the option plans. That cost is expected to be recognized over a period of five years.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 2,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2007, 2006, and 2005, 120,230, 124,693, and 112,798 shares, respectively were purchased under the plan for a total purchase price of $5,730, $3,569, and $2,824, respectively. At December 29, 2007, approximately 996,581 shares were available for future issuance.

11. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$855,011	$514,123	$311,219

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	216,524	216,340	216,294
Effect of dilutive securities -
employee stock-based awards (note 10)	3,351	2,505	1,942
Denominator for diluted net income per share -
weighted-average common shares	219,875	218,845	218,236

Basic net income per share	$3.95	$2.38	$1.44

Diluted net income per share	$3.89	$2.35	$1.43

Options to purchase 886,000, 757,000, and 1,044,000 common shares were outstanding during 2007, 2006, and 2005 respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

12. Share Repurchase Program

The Board of Directors approved a share repurchase program on August 3, 2006, authorizing the Company to purchase up to 3,000,000 of its common shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2007. From inception to expiration, 1,212,535 shares were repurchased and retired under this plan.
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

14. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 29, 2007
	Quarter Ending
	March 31	June 30	September 29	December 29

Net sales	$492,159	$742,466	$728,673	$1,217,021
Gross profit	237,752	374,667	341,851	508,985
Net income	139,860	214,377	193,507	307,267
Basic net income per share	$0.65	$0.99	$0.89	$1.42

	Fiscal Year Ended December 30, 2006
	Quarter Ending
	April 1	July 1	September 30	December 30

Net sales	$322,311	$432,468	$407,997	$611,224
Gross profit	162,790	216,284	198,860	304,452
Net income	87,516	123,286	122,978	180,343
Basic net income per share	$0.40	$0.57	$0.57	$0.84

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

15. Acquisitions

In the first quarter of 2007, Garmin Ltd. acquired EME TecSat SAS (the exclusive distributor of Garmin’s consumer products in France which has since been renamed Garmin France SAS), Digital Cyclone, Inc. (a location based services provider), and the assets of Nautamatic Marine Systems, Inc. (a manufacturer of the TR-1 Gold and Gladiator marine autopilots).

In the third quarter of 2007, Garmin Ltd. acquired GPS Gesellschaft fur Professionelle Satellitennavigation mbH (Garmin’s exclusive distributor of consumer products in Germany which has since been renamed Garmin Deutschland GmbH).

In the fourth quarter of 2007, Garmin Ltd. acquired Electronica Trepat SA (Garmin’s distributor of consumer products in Spain and now renamed Garmin Iberia S.A.) and Synergy S.p.A (Garmin’s distributor of consumer products in Italy which has since been renamed Garmin Italia S.p.A.).

These companies were acquired for $150.0 million less $21.2 million cash acquired. The preliminary purchase price allocation resulted in an increase in goodwill and intangible assets of $110.6 million. These acquisitions are not material, either individually or in aggregate, therefore supplemental pro forma information is not presented.

16. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Balance - beginning of period	37,639	$18,817	$15,518
Accrual for products sold during the period	98,702	51,080	18,037
Expenditures	(64,705)	(32,258)	(14,738)
Balance - end of period	71,636	$37,639	$18,817

 17. Subsequent Events

On January 17, 2008, Garmin Ltd. acquired Fairpoint Navigation A/S, the distributor of Garmin’s consumer products in Denmark. The company has since been renamed Garmin Danmark A/S. This acquisition was not material.

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5,000,000 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2009.

The range of low and high closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market between December 30, 2007 and February 22, 2008 have been $59.36 and $97.00.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the five acquisitions (collectively “the Acquisitions”) which were acquired during fiscal 2007 and are included in the 2007 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2007. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $313.1 million and $88.8 million of total and net assets, respectively, as of December 29, 2007 and $209.6 million and $2.9 million of revenues and net loss, respectively, for the year then ended in the consolidated financial statements.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 29, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2007 acquisitions, which are included in the 2007 consolidated financial statements of Garmin Ltd. and Subsidiaries and constituted $313.1 million and $88.8 million of total and net assets, respectively, as of December 29, 2007 and $209.6 million and $2.9 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Garmin Ltd. also did not include an evaluation of the internal control over financial reporting of its 2007 acquisitions.

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 25, 2008

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 6, 2008 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2007.

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

  Garmin’s Board of Directors has adopted the Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code was filed as Exhibit 14.1 of the Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated by reference herein and listed as Exhibit 14.1 to this Annual Report on Form 10-K. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chief Executive Officer, Chief Financial Officer or Controller, such amendment or waiver will be disclosed in a Form 8-K filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “The Board of Directors -- Compensation of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “The Board of Directors — Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters — Compensation Committee Report” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 29, 2007 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
	Number of		remaining available for future issuance
	securities to be	Weighted-	under
	issued upon exercise of	average exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column A)

Equity compensation
plans approved by	9,531,334	$46.82	5,192,682
shareholders
Equity compensation
plans not approved by	—	—	—
shareholders

Total	9,531,334	$46.82	5,192,682

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

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal — Election of Two Directors” and “The Board of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

Item 14. Principal Accounting Fees and Services

The information set forth under the headings “Audit Matters — Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Memorandum and Articles of Association of Garmin Ltd. and Notice of Resolution (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2006 ).

4.1	Specimen share certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333- 45514)).

4.2	Shareholder Rights Agreement (incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K filed on October 26, 2001).

4.3	Amendment to Shareholder Rights Agreement (incorporated by reference to Exhibit 1.1 of the Registrant’s Amendment No.1 to Registration Statement on Form 8-A12G/A filed on November 14, 2005).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

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

10.4
Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8- K filed on September 7, 2004).

10.5
Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8- K filed on September 7, 2004).

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

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13
Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.14
Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4) of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007.

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008.

14.1
Code of Business Conduct and Ethics for Directors, Officers and Employees of Garmin Ltd. and Subsidiaries (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on March 10, 2004).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(b)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 31, 2005:
Deducted from asset accounts
Allowance for doubtful accounts	$3,565	$445	-	$216	$4,226
Inventory reserve	11,289	14,755	-	(11,288)	14,756
Total	$14,854	$15,200	-	($11,072)	$18,982

Year Ended December 30, 2006:
Deducted from asset accounts
Allowance for doubtful accounts	$4,226	$955	-	$159	$5,340
Inventory reserve	14,756	23,245	-	(18,233)	19,768
Total	$18,982	$24,200	-	($18,074)	$25,108

Year Ended December 29, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	$5,340	$3,617	-	$1,289	$10,246
Inventory reserve	19,768	34,975	-	(23,557)	31,186
Total	$25,108	$38,592	-	($22,268)	$41,432

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By:	/s/ Min H. Kao
Min H. Kao Chief Executive Officer

Dated: February 25, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008:

/s/ Min H. Kao Min H. Kao	/s/ Gene M. Betts Gene M. Betts Director
Chairman, Chief
Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin Rauckman Kevin Rauckman	/s/Donald H. Eller Donald H. Eller
(Principal Financial Officer and Principal Accounting Officer)	Director
Chief Financial Officer and Treasurer

/s/ Charles W. Peffer Charles W. Peffer	/s/ Thomas A. McDonnell Thomas A. McDonnell
Director	Director

/s/ Clifton A. Pemble Clifton A Pemble .
Director

Garmin Ltd.
2007 Form 10-K Annual Report
Exhibit Index
The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002