Form 10-Q
period 2008-03-29
GARMIN LTD
filed 2008-05-07
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________to__________

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

Company's telephone number, including area code: (345) 640-9050

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

Number of shares outstanding of the Company's common shares as of May 2, 2008
Common Shares, $.005 par value: 215,664,004

Garmin Ltd.
Form 10-Q
Quarter Ended March 29, 2008

Garmin Ltd.
Form 10-Q
Quarter Ended March 29, 2008

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2007. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	March 29,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$598,815	$707,689
Marketable securities	17,976	37,551
Accounts receivable, net	515,648	952,513
Inventories, net	676,051	505,467
Deferred income taxes	98,506	107,376
Prepaid expenses and other current assets	24,129	22,179

Total current assets	1,931,125	2,332,775

Property and equipment, net	392,001	374,147

Marketable securities	542,937	386,954
Restricted cash	1,565	1,554
Licensing agreements, net	13,236	14,672
Other intangible assets, net	202,534	181,358

Total assets	$3,083,398	$3,291,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$213,766	$341,053
Salaries and benefits payable	34,618	31,696
Accrued warranty costs	72,751	71,636
Other accrued expenses	129,415	280,603
Income taxes payable	16,163	76,895

Total current liabilities	466,713	801,883

Deferred income taxes	12,123	11,935
Non-current taxes	136,137	126,593
Other liabilities	980	435

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 215,648,000 as of
March 29, 2008 and 216,980,000 as of
December 29, 2007	1,079	1,086
Additional paid-in capital	54,502	132,264
Retained earnings	2,318,914	2,171,134
Accumulated other comprehensive income	92,950	46,130

Total stockholders' equity	2,467,445	2,350,614
Total liabilities and stockholders' equity	$3,083,398	$3,291,460

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 29,	March 31,
	2008	2007

Net sales	$663,805	$492,159

Cost of goods sold	343,690	254,407

Gross profit	320,115	237,752

Selling, general and administrative expense	97,825	65,925
Research and development expense	49,558	33,503
	147,383	99,428

Operating income	172,732	138,324

Other income (expense):
Interest income	8,404	9,359
Interest expense	(77)	(32)
Foreign currency	(3,999)	13,205
Other	5,383	51
	9,711	22,583

Income before income taxes	182,443	160,907

Income tax provision	34,664	21,047

Net income	$147,779	$139,860

Net income per share:
Basic	$0.68	$0.65
Diluted	$0.67	$0.64

Weighted average common
shares outstanding:
Basic	216,505	216,215
Diluted	218,979	218,704

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 29,	March 31,
	2008	2007
Operating Activities:
Net income	$147,779	$139,860
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	9,861	6,213
Amortization	7,775	9,872
Loss (gain) on sale of property and equipment	(1)	27
Provision for doubtful accounts	350	991
Deferred income taxes	17,067	2,159
Foreign currency transaction gains/losses	64,946	(13,052)
Provision for obsolete and slow moving inventories	11,669	8,156
Stock compensation expense	9,124	3,955
Realized gains on marketable securities	(5,245)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	458,821	84,886
Inventories	(169,501)	(16,772)
Other current assets	9,946	2,947
Accounts payable	(159,590)	6,252
Other current and non-current liabilities	(137,588)	(34,628)
Income taxes payable	(60,701)	(11,993)
Purchase of licenses	(12,247)	(20,203)
Net cash provided by operating activities	192,465	168,670

Investing activities:
Purchases of property and equipment	(26,690)	(12,399)
Proceeds from sale of property and equipment	8	-
Purchase of intangible assets	(2,562)	(1,564)
Purchase of marketable securities	(265,758)	(102,197)
Redemption of marketable securities	102,374	153,924
Change in restricted cash	(11)	(4)
Acquisitions, net of cash acquired	(23,725)	(68,902)
Net cash used in investing activities	(216,364)	(31,142)

Financing activities:
Proceeds from issuance of common stock	1,524	2,842
Stock repurchase	(90,050)	-
Payments on long term debt	-	(14)
Tax benefit related to stock option exercise	1,633	2,190
Net cash provided by/(used in) financing activities	(86,893)	5,018

Effect of exchange rate changes on cash and cash equivalents	1,918	(487)

Net increase/(decrease) in cash and cash equivalents	(108,874)	142,059
Cash and cash equivalents at beginning of period	707,689	337,321
Cash and cash equivalents at end of period	$598,815	$479,380

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 29, 2008
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.

The condensed consolidated balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended March 29, 2008 and March 31, 2007 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	March 29, 2008	December 29, 2007

Raw Materials	$193,824	$130,056
Work-in-process	49,155	57,622
Finished goods	461,757	348,975
Inventory Reserves	(28,685)	(31,186)
Inventory, net of reserves	$676,051	$505,467

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5.0 million shares of Garmin Ltd.’s common stock as market and business conditions warrant. The share repurchase authorization expires on December 31, 2009. As of March 29, 2008, the Company had repurchased 1,425,000 shares using cash of $90,050.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 29,	March 31,
	2008	2007
Numerator:
Numerator for basic and diluted net income
per share - net income	$147,779	$139,860

Denominator:
Denominator for basic net income per share –
weighted-average common shares (in thousands)	216,505	216,215

Effect of dilutive securities –
employee stock options (in thousands)	2,474	2,489

Denominator for diluted net income per share –
adjusted weighted-average common shares (in thousands)	218,979	218,704

Basic net income per share	$0.68	$0.65

Diluted net income per share	$0.67	$0.64

There were 3,107,431 anti-dilutive options for the 13-week period ended March 29, 2008. There were 2,391,766 anti-dilutive options for the 13-week period ended March 31, 2007.

There were 92,833 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 29, 2008.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	March 29,	March 31,
	2008	2007
Net income	$147,779	$139,860
Translation adjustment	79,794	(12,881)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(32,974)	1,817
Comprehensive income	$194,599	$128,796

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 29, 2008

Net sales	$70,495	$56,006	$451,859	$85,445	$663,805
Operating income	$19,311	$17,836	$107,641	$27,944	$172,732
Income before taxes	$20,447	$19,333	$112,304	$30,359	$182,443

13-Weeks Ended March 31, 2007

Net sales	$60,527	$43,004	$316,626	$72,002	$492,159
Operating income	$21,209	$11,294	$79,525	$26,296	$138,324
Income before taxes	$24,783	$13,085	$95,145	$27,894	$160,907

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 13-week periods ended March 29, 2008 and March 31, 2007:

	North
	America	Asia	Europe	Total
March 29, 2008
Net sales to external customers	$411,432	$41,786	$210,587	$663,805
Long lived assets	$195,784	$150,324	$45,893	$392,001

March 31, 2007
Net sales to external customers	$322,624	$21,460	$148,075	$492,159
Long lived assets	$154,962	$62,895	$40,078	$257,935

7.	Warranty Reserves

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

	13-Weeks Ended
	March 29,	March 31,
	2008	2007

Balance - beginning of the period	$71,636	$37,639
Accrual for products sold
during the period	35,321	15,035
Expenditures	(34,206)	(13,393)
Balance - end of the period	$72,751	$39,281

8.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $22.3 million over the next 5 years.

9.	Income Taxes

Our earnings before taxes increased 13% when compared to the same quarter in 2007, and our income tax expense increased by $13.6 million, to $34.7 million, for the 13-week period ended March 29, 2008, from $21.0 million for the 13-week period ended March 31, 2007, due to our strong revenue growth and a higher effective tax rate. The effective tax rate was 19.0% in the first quarter of 2008 and 13.1% in the first quarter of 2007. The higher tax rate in the first quarter of 2008 when compared to the same quarter in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

10.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective December 30, 2007.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liability

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets

Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 29, 2008

Description	Total	Level 1	Level 2	Level 3

Available for-sale securites	$472,705	$472,705	-	-
Failed Auction rate securities	88,208	-	-	88,208

Total	$560,913	$472,705	$-	$88,208

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets. The reconciliation is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)

Beginning balance of auction rate securities	$0
Total unrealized losses included in other
comprehensive income	(4,642)
Purchases in and/or out of Level 3	92,850
Transfers in and/or out of Level 3	-
Ending balance of auction rate securities	$88,208

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial reporting and disclosure.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will determine the impact of adopting SFAS 141R on its consolidated financial statements should applicable transactions occur in the future.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement will require holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for interim and annual periods beginning after November 15, 2008. The company is not currently the holder of any derivative instruments; thus, currently adoption of this statement would not have any effect on the Company’s results of operations, financial condition, or cash flows.

11.	Acquisitions

In the first quarter of 2008, Garmin Ltd. acquired Fairpoint Navigation A/S (the distributor of Garmin’s consumer products in Denmark). The company has been renamed Garmin Danmark A/S. The acquisition is not considered to be material, therefore supplemental pro forma information is not presented.

On March 3, 2008, Garmin Ltd. announced its intent to acquire Formar Electronics N.V./ S.A., the distributor of Garmin’s consumer products in Belgium and Luxembourg, and NavCor Oy the distributor of Garmin’s consumer products in Finland. These acquisitions are not expected to be material.

12.	Subsequent Events

On May 1, 2008, Garmin Ltd. announced its intent to acquire Puls Elektronik GmbH, the distributor of Garmin’s consumer products in Austria and Satsignal Equipamentos de Comunicação S.A., the distributor of Garmin’s consumer products in Portugal. These acquisitions are not expected to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 29, 2008	March 31, 2007

Net sales	100.0%	100.0%
Cost of goods sold	51.8%	51.7%
Gross profit	48.2%	48.3%
Research and development	7.5%	6.8%
Selling, general and administrative	14.7%	13.4%
Total operating expenses	22.2%	20.2%
Operating income	26.0%	28.1%
Other income (expense), net	1.5%	4.6%
Income before income taxes	27.5%	32.7%
Provision for income taxes	5.2%	4.3%
Net income	22.3%	28.4%

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

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 29, 2008

Net sales	$70,495	$56,006	$451,859	$85,445	$663,805
Operating income	$19,311	$17,836	$107,641	$27,944	$172,732
Income before taxes	$20,447	$19,333	$112,304	$30,359	$182,443

13-Weeks Ended March 31, 2007

Net sales	$60,527	$43,004	$316,626	$72,002	$492,159
Operating income	$21,209	$11,294	$79,525	$26,296	$138,324
Income before taxes	$24,783	$13,085	$95,145	$27,894	$160,907

Comparison of 13-Weeks Ended March 29, 2008 and March 31, 2007

Net Sales

	13-weeks ended March 29, 2008		13-weeks ended March 31, 2007		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$70,495	10.6%	$60,527	12.3%	$9,968	16.5%
Marine	56,006	8.4%	43,004	8.7%	13,002	30.2%
Automotive/Mobile	451,859	68.1%	316,626	64.4%	135,233	42.7%
Aviation	85,445	12.9%	72,002	14.6%	13,443	18.7%
Total	$663,805	100.0%	$492,159	100.0%	$171,646	34.9%

Increases in sales of 34.9% for the 13-week period ended March 29, 2008 were primarily due to a strong response to automotive product offerings. However, the aviation, marine, and outdoor/fitness segments all showed growth in absolute dollars during the quarter as well. Automotive/mobile revenue remains a significantly larger portion of our revenue mix, rising from 64.4% in the first quarter of 2007 to 68.1% in the first quarter of 2008.

Total unit sales increased 80% to 2,787,000 in the first quarter of 2008 from 1,551,000 in the same period of 2007. The higher unit sales volume in the first quarter of fiscal 2008 was primarily attributable to strong sales of automotive products during the first quarter, although unit growth also occurred in the outdoor/fitness and aviation segments during the quarter.

Automotive/mobile segment revenue grew the most during the quarter, up 43% from the year-ago quarter, on the strength of nüvi and other personal navigation devices (PNDs). Our aviation segment also performed well, as demand for our retrofit products and G1000 integrated cockpit continued to be strong. Revenues in our outdoor/fitness segment grew relative to the first quarter of 2007 due to positive customer response to the new product offerings, including the Colorado series. The marine segment showed strong growth during the quarter when compared with the first quarter of 2007, driven by continued customer acceptance of new products.

Gross Profit

	13-weeks ended March 29, 2008		13-weeks ended March 31, 2007		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$37,439	53.1%	$33,415	55.2%	$4,024	12.0%
Marine	$32,463	58.0%	21,153	49.2%	11,310	53.5%
Automotive/Mobile	$195,894	43.4%	136,731	43.2%	59,163	43.3%
Aviation	$54,319	63.6%	46,453	64.5%	7,866	16.9%
Total	$320,115	48.2%	$237,752	48.3%	$82,363	34.6%

Gross profit dollars in the first quarter of 2008 grew 34.6% and gross profit margin remained relatively steady over the first quarter of 2007. First quarter gross profit margins decreased to 53.1% and 63.6% in the outdoor/fitness and aviation segments respectively, when compared to the same quarter in 2007. First quarter 2008 gross profit margins increased to 58.0% and 43.4% in the marine and automotive/mobile segments, respectively, when compared with the first quarter of 2007.

Gross profit margin percentage for the Company overall remained steady primarily as a result of positive results in the automotive/mobile and marine segments. The automotive/mobile segment’s margin improved 20 basis points though it remains the lowest gross margin of our four businesses. The slight gross margin improvement is due to better component pricing which is significant as the segment continued to grow to 61.2% of total gross margin from 57.5% in the year ago quarter. The Company also benefited from increased revenues outside of the U.S. resulting in a 300 basis point increase to gross margins related to foreign currency fluctuations in the quarter. Continued strong sales of new products in the marine retail channel provided off-season support for marine margins, which remained within historic ranges. While the prior year margins in this segment had been negatively impacted by efforts to clear the marine retail channel by discounting older products. Declines in gross margin in the outdoor/fitness and aviation segments are a result of a more mature product mix for the Company during the quarter. Overall, the aviation segment’s strong gross margin profile continued to provide gross margin support for the Company.

Selling, General and Administrative Expenses

	13-weeks ended March 29, 2008		13-weeks ended March 31, 2007
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$11,930	16.9%	$7,289	12.0%	$4,641	63.7%
Marine	$9,271	16.6%	6,037	14.0%	3,234	53.6%
Automotive/Mobile	$69,029	15.3%	45,814	14.5%	23,215	50.7%
Aviation	$7,595	8.9%	6,785	9.4%	810	11.9%
Total	$97,825	14.7%	$65,925	13.4%	$31,900	48.4%

The increase in expense was driven primarily by increased costs associated with the European distributors acquired in 2007, increased advertising spending and increased staffing throughout the organization to support our growth. Advertising spending, which included increases in both cooperative advertising costs and television and print advertising placements, increased 30% or $8.8 million when compared to the first quarter of 2007. As a percent of sales, advertising declined to 5.7% of sales in the first quarter of 2008, down from 6.0% in the first quarter of 2007. Other selling, general and administrative expenses increased as a percent of sales from 7.4% of sales in the first quarter of 2007 to 9.0% of sales in the first quarter of 2008, as staffing in marketing and administration were increased to support our rapid growth. In absolute dollars, other selling, general and administrative expenses increased $23.1 million when compared to the previous year quarter, with increases distributed across European distributors, call center, information technology, operations, and marketing administration areas to support the growth of our businesses.

Research and Development Expense

	13-weeks ended March 29, 2008		13-weeks ended March 31, 2007
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,198	8.8%	$4,917	8.1%	$1,281	26.1%
Marine	5,356	9.6%	3,822	8.9%	1,534	40.1%
Automotive/Mobile	19,223	4.3%	11,392	3.6%	7,831	68.7%
Aviation	18,781	22.0%	13,372	18.6%	5,409	40.5%
Total	$49,558	7.5%	$33,503	6.8%	$16,055	47.9%

The 47.9% increase in research and development expense was due to ongoing development activities for new products, the addition of over 400 new engineering personnel to our staff since the year-ago quarter, and an increase in engineering program costs during the first quarter of 2008 as a result of our continued emphasis on product innovation. Research and development costs increased $16.1 million when compared with the year-ago quarter representing a 70 basis point increase as a percent of revenue.

Operating Income

	13-weeks ended March 29, 2008		13-weeks ended March 31, 2007		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$19,311	27.4%	$21,209	35.0%	($1,898)	-8.9%
Marine	17,836	31.8%	11,294	26.3%	6,542	57.9%
Automotive/Mobile	107,641	23.8%	79,525	25.1%	28,116	35.4%
Aviation	27,944	32.7%	26,296	36.5%	1,648	6.3%
Total	$172,732	26.0%	$138,324	28.1%	$34,408	24.9%

Operating income was down 210 basis points as a percent of revenue when compared to the first quarter of 2007 due to increased marketing and advertising activities, increased staffing throughout the organization to support our growth and continued research and development expense associated with ongoing development activities. Operating margins decreased to 27.4%, 23.8%, and 32.7% within our outdoor/fitness, automotive/mobile and aviation segments, respectively, when compared with the first quarter in 2007. Operating margins increased to 31.8% within our marine segment. Our operating margin percentage decreased as a function of a slight decline in the gross profit margin percentage enhanced by increased spending as a percentage of net sales in selling, general and administrative expense and research and development expense, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 29, 2008	March 31, 2007
Interest Income	$8,404	$9,359
Interest Expense	(77)	(32)
Foreign Currency Exchange	(3,999)	13,205
Other	5,383	51
Total	$9,711	$22,583

The average interest rate return on cash and investments during the first quarter of 2008 was 2.9% compared to 4.3% during the same quarter of 2007. The decrease in interest income is attributable to a decline in cash balances and decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, and Garmin Danmark. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar is the functional currency of Dynastream Innovations, Inc.; due to this entity’s relative size, its currency moves do not have a material impact on the Company’s financial statements.

The majority of the $4.0 million currency loss in the first quarter of 2008 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar.   During the first quarter of fiscal 2008 the Taiwan Dollar exchange rate increased 6.4% in comparison to the USD, resulting in a $43.7 million loss. Offsetting this impact, the Euro has strengthened 7.6% relative to the U.S. Dollar during the first quarter which resulted in a $39.9 million gain. The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue. Other net currency gains and the timing of transactions created the remaining loss of $0.2 million.

The majority of the $13.2 million currency gain in the first quarter of 2007 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. During the first quarter of fiscal 2007 the exchange rate increased 1.5% to $33.09 TD/USD at March 31, 2007 from $32.60 TD/USD at December 30, 2006, resulting in $12.1 million of the quarter’s gain. While the British Pound Sterling strengthened relative to the U.S. Dollar during the quarter, the timing of the transactions during the period resulted in Garmin Europe recording a $1.0 million gain.

Other income of $5.4 million in the current quarter was primarily generated from the sale of a portion of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes increased 13% when compared to the same quarter in 2007, and our income tax expense increased by $13.6 million, to $34.7 million, for the 13-week period ended March 29, 2008, from $21.0 million for the 13-week period ended March 31, 2007, due to our strong revenue growth and a higher effective tax rate. The effective tax rate was 19.0% in the first quarter of 2008 and 13.1% in the first quarter of 2007. The higher tax rate in the first quarter of 2008 when compared to the same quarter in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 5.7% for the 13-week period ended March 29, 2008 to $147.8 million compared to $139.9 million for the 13-week period ended March 31, 2007.

Liquidity and Capital Resources

Net cash generated by operating activities was $192.5 million for the 13-week period ended March 29, 2008 compared to $168.7 million for the 13-week period ended March 31, 2007. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $170.6 million year-to-date increase in net inventories in this 13-week period of 2008, an increase required to fill strong orders for our products and to address overall growing demand for our products. Accounts receivable decreased $436.9 million, net of bad debts, during the first quarter of 2008 due to lower shipments in the seasonally slower period.

Cash flow used in investing activities during the 13-week period ending March 29, 2008 was $216.4 million. Cash flow used in investing activities principally related to $26.7 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $163.4 million of fixed income securities associated with the investment of our on-hand cash balances, and the acquisition of European distributors for $23.7 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the first quarter of 2008 was 2.9%

Net cash used in financing activities during the period was $86.9 million resulting from the use of $90.1 million for stock repurchased under our stock repurchase plan, offset by $3.2 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2008.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $22.3 million over the next 5 years.

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

Foreign currency gains and losses for the Company are primarily tied to movements of the Taiwan Dollar, which is the functional currency of Garmin Corporation, located in Taiwan, of the Euro which is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia (Spain) and Garmin Italia and of the British Pound Sterling, which is used by Garmin Europe, located in the U.K. While the Canadian dollar is the functional currency of Dynastream Innovations, Inc. due to this entity’s relative size, the currency moves do not have a material impact on the Company’s financials.

Interest Rate Risk

As of March 29, 2008, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 29, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 29, 2008 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Mobile Traffic Systems Corporation v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigation, Inc., and TomTom, Inc. This patent infringement lawsuit has been dismissed against Garmin USA, Inc. pursuant to a settlement agreement under which Garmin licensed the patents in suit pursuant to a paid-up license agreement for an immaterial amount.

Nuvio Corporation v. Garmin International, Inc. and Garmin Ltd. On February 26, 2008, Nuvio Corporation filed a lawsuit in the United States District Court for the District of Kansas claiming that Garmin’s use of its nüvi® trademark in connection with the sale of personal navigation devices and Garmin’s use of its nüvifone™ trademark in connection with the announcement of its new wireless handset infringe U.S. Service Mark Registration No. 3,074,020 for the service mark nuvio for use in connection with the provision of internet telephony services (“Asserted Mark”). Garmin believes that it should not be found liable for infringement of the Asserted Mark. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and we will vigorously defend this lawsuit.

From time to time the Company and its subsidiaries are involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have been no material changes during the 13-week period ended March 29, 2008 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2009. The following table lists the Company’s share purchases during the first quarter of fiscal 2008:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total # of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

13-weeks ended
March 29, 2008	1,425,000	$62.88	1,425,000	3,575,000

Total	1,425,000	$62.88	1,425,000	3,575,000

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
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 7, 2008

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002