Form 10-Q
period 2008-06-28
GARMIN LTD
filed 2008-08-06
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________

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

Number of shares outstanding of the Company's common shares as of August 1, 2008
Common Shares, $.005 par value: 207,269,130

Garmin Ltd.
Form 10-Q
Quarter Ended June 28, 2008

Garmin Ltd.
Form 10-Q
Quarter Ended June 28, 2008

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

The results of operations for the 13-week and 26-week periods ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	June 28,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$624,482	$707,689
Marketable securities	36,335	37,551
Accounts receivable, net	679,789	952,513
Inventories, net	656,018	505,467
Deferred income taxes	93,235	107,376
Prepaid expenses and other current assets	27,712	22,179

Total current assets	2,117,571	2,332,775

Property and equipment, net	449,727	374,147

Marketable securities	348,997	386,954
Restricted cash	1,550	1,554
Licensing agreements, net	3,863	14,672
Other intangible assets, net	210,323	181,358

Total assets	$3,132,031	$3,291,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$179,212	$341,053
Salaries and benefits payable	35,081	31,696
Accrued warranty costs	83,918	71,636
Other accrued expenses	166,655	280,603
Income taxes payable	51,104	76,895
Dividend payable	157,498	-

Total current liabilities	673,468	801,883

Deferred income taxes	11,748	11,935
Non-current taxes	136,137	126,593
Other liabilities	1,025	435

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 210,648,000 as of June 28, 2008 and 216,980,000 as of December 29, 2007	1,054	1,086
Additional paid-in capital	-	132,264
Retained earnings	2,258,730	2,171,134
Accumulated other comprehensive income	49,869	46,130

Total stockholders' equity	2,309,653	2,350,614
Total liabilities and stockholders' equity	$3,132,031	$3,291,460

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$911,671	$742,466	$1,575,476	$1,234,625

Cost of goods sold	494,543	367,799	838,233	622,206

Gross profit	417,128	374,667	737,243	612,419

Selling, general and administrative expense	125,028	95,373	222,853	161,297
Research and development expense	53,597	37,727	103,154	71,230
	178,625	133,100	326,007	232,527

Operating income	238,503	241,567	411,236	379,892

Other income (expense):
Interest income	9,656	10,841	18,060	20,199
Foreign currency	21,561	(6,086)	17,562	7,119
Gain on sale of equity securities	45,686	-	50,949	-
Other	757	315	799	334
	77,660	5,070	87,370	27,652

Income before income taxes	316,163	246,637	498,606	407,544

Income tax provision	60,071	32,260	94,735	53,307

Net income	$256,092	$214,377	$403,871	$354,237

Net income per share:
Basic	$1.20	$0.99	$1.88	$1.64
Diluted	$1.19	$0.98	$1.86	$1.62

Weighted average common shares outstanding:
Basic	213,756	216,380	215,130	216,298
Diluted	215,572	219,078	217,274	218,925

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 28,	June 30,
	2008	2007
Operating Activities:
Net income	$403,871	$354,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,690	13,479
Amortization	8,430	15,856
Loss (gain) on sale of property and equipment	(208)	18
Provision for doubtful accounts	3,977	1,808
Deferred income taxes	17,342	(725)
Foreign currency transaction gains/losses	25,428	(10,358)
Provision for obsolete and slow moving inventories	28,326	17,309
Stock compensation expense	18,253	7,196
Realized gains on marketable securities	(72,445)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	307,580	(88,405)
Inventories	(141,180)	(33,406)
Other current assets	8,110	9,059
Accounts payable	(213,507)	63,472
Other current and non-current liabilities	(102,909)	101,826
Income taxes payable	(25,341)	(6,937)
Purchase of licenses	(4,236)	(22,290)
Net cash provided by operating activities	280,181	422,139

Investing activities:
Purchases of property and equipment	(79,917)	(112,020)
Proceeds from sale of property and equipment	8	-
Purchase of intangible assets	(997)	(1,881)
Purchase of marketable securities	(344,119)	(378,909)
Redemption of marketable securities	390,179	455,598
Change in restricted cash	14	(33)
Acquisitions, net of cash acquired	(34,768)	(68,902)
Net cash used in investing activities	(69,600)	(106,147)

Financing activities:
Proceeds from issuance of common stock	7,194	7,534
Stock repurchase	(318,471)	-
Payments on long term debt	-	(248)
Tax benefit related to stock option exercise	1,965	7,360
Net cash (used in)/provided by financing activities	(309,312)	14,646

Effect of exchange rate changes on cash and cash equivalents	15,524	(288)

Net (decrease)/increase in cash and cash equivalents	(83,207)	330,350
Cash and cash equivalents at beginning of period	707,689	337,321
Cash and cash equivalents at end of period	$624,482	$667,671

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 28, 2008
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended June 28, 2008 and June 30, 2007 both contain operating results for 13-weeks for both quarter-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	June 28, 2008	December 29, 2007

Raw Materials	$173,205	$130,056
Work-in-process	56,628	57,622
Finished goods	458,197	343,670
Inventory Reserves	(32,012)	(25,881)
Inventory, net of reserves	$656,018	$505,467

3. Stock Purchase Plan

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5,000,000 shares of Garmin Ltd.’s common stock as market and business conditions warrant. The Company had repurchased 1,425,000 in first quarter 2008. As of June 28, 2008, the Company had repurchased the remaining 3,575,000 shares using cash of $158,317.

On June 6, 2008 the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 10,000,000 common shares of Garmin Ltd. and that it had adopted a Rule 10b5-1 plan covering 5,000,000 of such shares. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2009. As of June 28, 2008, the Company had repurchased 1,600,000 shares using cash of $70,098.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	June 28,	June 30,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share - net income	$256,092	$214,377

Denominator:
Denominator for basic net income per share – weighted-average common shares	213,756	216,380

Effect of dilutive securities – employee stock options and stock appreciation rights	1,816	2,698

Denominator for diluted net income per share – adjusted weighted-average common shares	215,572	219,078

Basic net income per share	$1.20	$0.99

Diluted net income per share	$1.19	$0.98

	26-Weeks Ended
	June 28,	June 30,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share - net income	$403,871	$354,237

Denominator:
Denominator for basic net income per share – weighted-average common shares	215,130	216,298

Effect of dilutive securities – employee stock options and stock appreciation rights	2,143	2,627

Denominator for diluted net income per share – adjusted weighted-average common shares	217,274	218,925

Basic net income per share	$1.88	$1.64

Diluted net income per share	$1.86	$1.62

There were 5,408,834 anti-dilutive options for the 13-week period ended June 28, 2008. There were 2,706,424 anti-dilutive options for the 13-week period ended June 30, 2007.

  There were 5,049,164 anti-dilutive options for the 26-week period ended June 28, 2008. There were 2,561,684 anti-dilutive options for the 26-week period ended June 30, 2007.

There were 36,877 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 28, 2008.

There were 129,710 shares issued as a result of exercises of stock appreciation rights and stock options for the 26-week period ended June 28, 2008.

On June 6, 2008, the Company’s Board of Directors approved an annual cash dividend of $0.75 per share. The dividend is payable to shareholders of record on December 1, 2008 and will be paid on December 15, 2008.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	June 28,	June 30,
	2008	2007
Net income	$256,092	$214,377
Translation adjustment	(18,790)	2,345
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(24,291)	(538)
Comprehensive income	$213,011	$216,184

	26-Weeks Ended
	June 28,	June 30,
	2008	2007
Net income	$403,871	$354,237
Translation adjustment	61,004	(10,537)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(57,265)	1,280
Comprehensive income	$407,610	$344,980

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

Garmin Ltd. And Subsidiaries
Revenue, Gross Profit, and Operating Income by Segment

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 28, 2008

Net sales	$119,147	$71,178	$631,883	$89,463	$911,671
Operating income	$45,445	$24,068	$129,190	$39,800	$238,503
Income before taxes	$55,302	$27,905	$191,855	$41,101	$316,163

13-Weeks Ended June 30, 2007

Net sales	$77,163	$79,771	$507,895	$77,637	$742,466
Operating income	$28,600	$33,115	$149,067	$30,785	$241,567
Income before taxes	$28,812	$34,065	$153,109	$30,651	$246,637

26-Weeks Ended June 28, 2008

Net sales	$189,641	$127,185	$1,083,742	$174,908	$1,575,476
Operating income	$64,756	$41,904	$236,831	$67,745	$411,236
Income before taxes	$75,749	$47,238	$304,159	$71,460	$498,606

26-Weeks Ended June 30, 2007

Net sales	$137,690	$122,775	$824,520	$149,640	$1,234,625
Operating income	$49,809	$44,410	$228,591	$57,082	$379,892
Income before taxes	$53,595	$47,150	$248,253	$58,546	$407,544

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 26-week periods ended June 28, 2008 and June 30, 2007:

	North
	America	Asia	Europe	Total
June 28, 2008
Net sales to external customers	$987,440	$70,685	$517,351	$1,575,476
Long lived assets	$209,481	$184,041	$56,205	$449,727

June 30, 2007
Net sales to external customers	$777,515	$52,474	$404,636	$1,234,625
Long lived assets	$162,536	$143,819	$43,944	$350,299

7.	Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to three years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	June 28,	June 30,
	2008	2007

Balance - beginning of the period	$72,751	$39,281
Accrual for products sold
during the period	37,666	22,565
Expenditures	(26,499)	(12,121)
Balance - end of the period	$83,918	$49,725

	26-Weeks Ended
	June 28,	June 30,
	2008	2007

Balance - beginning of the period	$71,636	$37,639
Accrual for products sold
during the period	72,987	37,600
Expenditures	(60,705)	(25,514)
Balance - end of the period	$83,918	$49,725

8.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $28.2 million over the next 3 years.

9.	Income Taxes

Our earnings before taxes increased 28.2% when compared to the same quarter in 2007, and our income tax expense increased by $27.8 million, to $60.1 million, for the 13-week period ended June 28, 2008, from $32.3 million for the 13-week period ended June 30, 2007, due to our earnings before taxes growth and a higher effective tax rate.  The effective tax rate was 19.0% for both the 13-weeks and 26-weeks ended June 28, 2008 compared to13.1% for both the 13-weeks and 26-weeks ended June 30, 2007.   The higher tax rate in 2008 when compared to 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 28, 2008
	Total	Level 1	Level 2	Level 3
Description

Available for-sale securites	$299,863	$299,863	-	-
Failed Auction rate securities	85,469	-	-	85,469

Total	$385,332	$299,863	$-	$85,469

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets. The reconciliation is as follows:
	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	26-Weeks Ended
	June 28, 2008	June 28, 2008
Beginning balance of auction rate securities	$88,208	$0
Total unrealized losses included in other comprehensive income	(2,739)	(7,381)
Purchases in and/or out of Level 3	-	92,850
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$85,469	$85,469

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

In the second quarter of 2008, Garmin Ltd. acquired Formar Electronics N.V./S.A. (the distributor of Garmin’s consumer products in Belgium and Luxembourg). The company has been renamed Garmin Belux N.V./S.A. The acquisition is not considered to be material; therefore supplemental pro forma information is not presented.

On May 1, 2008, Garmin Ltd. announced its intent to acquire Satsignal Equipamentos de Comunicações e de Navegação S.A., the distributor of Garmin’s consumer products in Portugal. This acquisition is not expected to be material.

12.	Subsequent Events

On June 30, 2008, the acquisition of NavCor Oy, the distributor of Garmin’s consumer products in Finland, was completed and the distributor has been renamed Garmin Suomi Oy. This acquisition is not material; therefore supplemental pro forma information will not be presented.

On July 31, 2008, the acquisition of Puls Elektronik GmbH, the distributor of Garmin’s consumer products in Austria, was completed and the distributor is expected to be renamed Garmin Austria GmbH. This acquisition is not material; therefore supplemental pro forma information will not be presented.

Subsequent to June 28, 2008, the Company repurchased the remaining 3,400,000 shares pursuant to the Rule 10b5-1 plan adopted on June 6, 2008. This leaves an additional 5,000,000 shares to be repurchased as market and business conditions warrant.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 28, 2008	June 30, 2007

Net sales	100.0%	100.0%
Cost of goods sold	54.2%	49.5%
Gross profit	45.8%	50.5%
Research and development	5.9%	5.1%
Selling, general and administrative	13.7%	12.8%
Total operating expenses	19.6%	17.9%
Operating income	26.2%	32.6%
Other income (expense), net	8.5%	0.6%
Income before income taxes	34.7%	33.2%
Provision for income taxes	6.6%	4.3%
Net income	28.1%	28.9%

	26-Weeks Ended
	June 28, 2008	June 30, 2007

Net sales	100.0%	100.0%
Cost of goods sold	53.2%	50.4%
Gross profit	46.8%	49.6%
Research and development	6.6%	5.8%
Selling, general and administrative	14.1%	13.0%
Total operating expenses	20.7%	18.8%
Operating income	26.1%	30.8%
Other income (expense), net	5.5%	2.2%
Income before income taxes	31.6%	33.0%
Provision for income taxes	6.0%	4.3%
Net income	25.6%	28.7%

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

	Reporting Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended June 28, 2008

Net sales	$119,147	$71,178	$631,883	$89,463	$911,671
Gross profit	$67,908	$40,120	$243,720	$65,380	$417,128
Operating income	$45,445	$24,068	$129,190	$39,800	$238,503

13-Weeks Ended June 30, 2007

Net sales	$77,163	$79,771	$507,895	$77,637	$742,466
Gross profit	$43,648	$46,381	$233,520	$51,118	$374,667
Operating income	$28,600	$33,115	$149,067	$30,785	$241,567

26-Weeks Ended June 28, 2008

Net sales	$189,641	$127,185	$1,083,742	$174,908	$1,575,476
Gross profit	$105,347	$72,583	$439,614	$119,699	$737,243
Operating income	$64,756	$41,904	$236,831	$67,745	$411,236

26-Weeks Ended June 30, 2007

Net sales	$137,690	$122,775	$824,520	$149,640	$1,234,625
Gross profit	$77,063	$67,534	$370,251	$97,571	$612,419
Operating income	$49,809	$44,410	$228,591	$57,082	$379,892

Comparison of 13-Weeks Ended June 28, 2008 and June 30, 2007

Net Sales

	13-weeks ended June 28, 2008		13-weeks ended June 30, 2007		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$119,147	13.1%	$77,163	10.4%	$41,984	54.4%
Marine	71,178	7.8%	79,771	10.7%	(8,593)	-10.8%
Automotive/Mobile	631,883	69.3%	507,895	68.4%	123,988	24.4%
Aviation	89,463	9.8%	77,637	10.5%	11,826	15.2%
Total	$911,671	100.0%	$742,466	100.0%	$169,205	22.8%

Increases in sales for the 13-week period ended June 28, 2008 were primarily due to a strong response to automotive and outdoor/fitness product offerings. Aviation revenues also grew but marine revenues declined on a year-over-year basis. Automotive/mobile revenue remains a significantly larger portion of our revenue mix, rising from 68.4% in the second quarter of 2007 to 69.3% in the second quarter of 2008.

Total unit sales increased 54% to 3,920,000 in the second quarter of 2008 from 2,544,000 in the second quarter of 2007. The higher unit sales volume in the second quarter of fiscal 2008 was primarily attributable to strong sales of automotive products during the seasonally higher second quarter, although unit growth was also strong in the outdoor/fitness segment due to new product offerings.

Automotive/mobile segment revenue grew 24.4% from the year-ago quarter, on the strength of nüvi and other personal navigation devices (PNDs). Revenues in our outdoor/fitness segment grew the fastest due to the introduction of the Colorado™ series, the Forerunner® 405 and Edge® 705. Our aviation segment also performed well with 15.2% growth from the year ago quarter. Growth in this segment is primarily driven by the demand for the G1000 in the OEM market and additional traction of our flight control products. The marine segment slowed during the quarter when compared with the strong second quarter of 2007 when many new products were introduced. The decline is primarily related to less consumer spending in the marine industry due to macroeconomic conditions and fuel prices.

Gross Profit

	13-weeks ended June 28, 2008		13-weeks ended June 30, 2007		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$67,908	57.0%	$43,648	56.6%	$24,260	55.6%
Marine	$40,120	56.4%	46,381	58.1%	(6,261)	-13.5%
Automotive/Mobile	$243,720	38.6%	233,520	46.0%	10,200	4.4%
Aviation	$65,380	73.1%	51,118	65.8%	14,262	27.9%
Total	$417,128	45.8%	$374,667	50.5%	$42,461	11.3%

Gross profit dollars in the second quarter of 2008 grew 11.3% while gross profit margin percentage decreased 470 basis points over the second quarter of 2007. Second quarter gross profit margins increased to 57.0%, and 73.1% in the outdoor/fitness and aviation segments respectively, when compared to the second quarter of 2007. Second quarter 2008 gross profit margins decreased to 56.4% and 38.6% in the marine and automotive/mobile segment respectively, when compared with the second quarter of 2007.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment remaining a significantly larger percentage of the Company’s product mix during a quarter when this segment’s margin fell by 740 basis points. The automotive/mobile segment is by nature a lower-margin business and the Company has begun to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs. Foreign currency fluctuations resulted in 100 basis points of gross margin favorability as the Company benefited from sales transacted in foreign currencies. Release of new products into the outdoor/fitness segment drove strong year-over-year improvement in outdoor/fitness margins. Declines in gross margin in the marine segment occurred as a result of more mature products. The aviation segment saw a 730 basis point increase in gross margin due to growth in OEM sales in the quarter. Aviation continued to be the Company’s highest gross margin segment.

Selling, General and Administrative Expenses

	13-weeks ended June 28, 2008		13-weeks ended June 30, 2007		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$15,833	13.3%	$9,310	12.1%	$6,523	70.1%
Marine	$11,215	15.8%	8,748	11.0%	2,467	28.2%
Automotive/Mobile	$91,149	14.4%	71,445	14.1%	19,704	27.6%
Aviation	$6,831	7.6%	5,870	7.6%	961	16.4%
Total	$125,028	13.7%	$95,373	12.8%	$29,655	31.1%

The increase in selling, general and administrative expense was driven primarily by costs associated with the European distributors acquired in 2007 and 2008, increased staffing throughout the organization to support our growth and increased advertising spending. Other selling, general and administrative expenses increased as a percent of sales from 5.2% of sales in the second quarter of 2007 to 7.3% of sales in the second quarter of 2008, as global staffing in marketing and administration were increased to support our rapid growth. In absolute dollars, other selling, general and administrative expenses increased $28.2 million when compared to the previous year quarter, with increases distributed across European distributors, information technology, call center, operations, finance, administration, and marketing administration areas to support the growth of our businesses. Advertising spending, while up $1.5 million in absolute dollars, declined as a percent of revenues, to 6.4% of revenues compared to 7.7% of revenues in the second quarter of 2007.

Research and Development Expense

	13-weeks ended June 28, 2008		13-weeks ended June 30, 2007		Quarter over Quarter
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,631	5.6%	$5,738	7.4%	$893	15.6%
Marine	4,836	6.8%	4,518	5.7%	318	7.0%
Automotive/Mobile	23,381	3.7%	13,008	2.6%	10,373	79.7%
Aviation	18,749	21.0%	14,463	18.6%	4,286	29.6%
Total	$53,597	5.9%	$37,727	5.1%	$15,870	42.1%

The 42.1% increase in research and development expense was due to ongoing development activities for new products, the addition of almost 300 new engineering personnel to our staff during the quarter, and an increase in engineering program costs during the second quarter of 2008 as a result of our continued emphasis on product innovation. Research and development costs increased $15.9 million when compared with the second quarter of 2007 representing an 80 basis point increase as a percent of revenue.

Operating Income

	13-weeks ended June 28, 2008		13-weeks ended June 30, 2007		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$45,445	38.1%	$28,600	37.1%	$16,845	58.9%
Marine	24,068	33.8%	33,115	41.5%	(9,047)	-27.3%
Automotive/Mobile	129,190	20.4%	149,067	29.3%	(19,877)	-13.3%
Aviation	39,800	44.5%	30,785	39.7%	9,015	29.3%
Total	$238,503	26.2%	$241,567	32.5%	$($3,064)	-1.3%

Operating margin declined 630 basis points as a percent of revenue when compared to the second quarter of 2007 due to the decrease in gross margins, along with the costs associated with the European distributors, increases in staffing to support the growth of our businesses, and research and development expense associated with ongoing development activities. Operating margins decreased to 20.4% and 33.8% within our automotive/mobile and marine segments, respectively, when compared with the second quarter of 2007. Operating margins increased to 38.1% and 44.5% within our outdoor/fitness and aviation segments, respectively, when compared with the second quarter of 2007. Our operating income decreased as a function of the gross profit margin percentage decrease described above, as well as declining operating margins in both the marine and automotive/mobile segments.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 28, 2008	June 30, 2007
Interest Income	$9,656	$10,841
Foreign Currency Exchange	21,561	(6,086)
Gain on sale of equity securities	45,686	-
Other	757	315
Total	$77,660	$5,070

The average taxable equivalent interest rate of return on invested cash during the second quarter of 2008 was 3.6% compared to 4.4% during the same quarter of 2007. The decrease in interest income is attributable to slightly lower cash balances and decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, and Garmin Belux. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves do not have a material impact on the Company’s financial statements.

The majority of the $21.6 million currency gain in the second quarter of 2008 was related to the tender of our Tele Atlas N.V. shares. This transaction generated a realized gain of $20.4 million due to the strengthening of the Euro between the date of purchase of the shares in October 2007 to the date of tender in June 2008.

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

Other income of $46.3 million in the current quarter was primarily generated from the sale of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes increased 28.2% when compared to the second quarter of 2007, and our income tax expense increased by $27.8 million, to $60.1 million, for the 13-week period ended June 28, 2008, from $32.3 million for the 13-week period ended June 30, 2007, due to our earnings before taxes growth and a higher effective tax rate.  The effective tax rate was 19.0% in the second quarter of 2008 and 13.1% in the second quarter of 2007.    The higher tax rate in the second quarter of 2008 when compared to the same quarter in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 19.5% for the 13-week period ended June 28, 2008 to $256.1 million compared to $214.4 million for the 13-week period ended June 30, 2007.

Comparison of 26-Weeks Ended June 28, 2008 and June 30, 2007

Net Sales

	26-weeks ended June 28, 2008		26-weeks ended June 30, 2007		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$189,641	12.0%	$137,690	11.2%	$51,951	37.7%
Marine	127,185	8.1%	122,775	9.9%	4,410	3.6%
Automotive/Mobile	1,083,742	68.8%	824,520	66.8%	259,222	31.4%
Aviation	174,908	11.1%	149,640	12.1%	25,268	16.9%
Total	$1,575,476	100.0%	$1,234,625	100.0%	$340,851	27.6%

Increases in sales for the 26-week period ended June 28, 2008 were due to a strong response to automotive, outdoor/fitness product offerings. Automotive/mobile revenue remains a significantly larger portion of our revenue mix, rising from 66.8% in the first half of 2007 to 68.8% in the first half of 2008.

Total unit sales increased 64% to 6,707,000 in the first half of 2008 from 4,095,000 in the same period of 2007. The higher unit sales volume in the first half of fiscal 2008 was primarily attributable to strong sales of automotive products, particularly in North America, and outdoor/fitness products.

Automotive/mobile segment revenue grew 31.4% from the year-ago period, on the strength of nuvi® and other personal navigation devices (PNDs). On a percentage basis, revenues in our outdoor/fitness segment grew faster than any other segment in the first half of 2008 due to the introduction of the Colorado™ series, the Forerunner® 405 and Edge® 705. Our aviation segment continued to perform well on the strength of our G1000 cockpit. Marine revenues were slightly higher in the first half of 2008 compared to the prior year due to strong growth in the first quarter of 2008 offset somewhat by a decline in the second quarter as previously discussed.

Gross Profit

	26-weeks ended June 28, 2008		26-weeks ended June 30, 2007		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$105,347	55.6%	$77,063	56.0%	$28,284	36.7%
Marine	72,583	57.1%	67,534	55.0%	5,049	7.5%
Automotive/Mobile	439,614	40.6%	370,251	44.9%	69,363	18.7%
Aviation	119,699	68.4%	97,571	65.2%	22,128	22.7%
Total	$737,243	46.8%	$612,419	49.6%	$124,824	20.4%

Gross profit dollars in the first half of 2008 grew 20.4% and gross profit margin percentage declined 280 basis points over the same period of the previous year. First half gross profit margins decreased to 55.6% and 40.6% in the outdoor/fitness and automotive/mobile segments respectively, when compared to the same period in 2007. First half 2008 gross profit margins increased to 57.1% and 68.4% within the marine and aviation segments, when compared with the first half of 2007.

Gross profit margin percentage for the Company overall decreased 280 basis points primarily as a result of the automotive/mobile segment decline of 430 basis points. The automotive/mobile segment is by nature a lower-margin business and the Company has begun to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs. Foreign currency fluctuations resulted in 200 basis points of gross margin favorability as the Company benefited from sales transacted in foreign currencies. Strong demand for the high margin G1000 in the aviation segment resulted in favorable product mix and margins for the aviation segment in the first half of the year. Marine gross margin increased compared to the first half of 2007 as the new products introduced in second quarter of 2007 continue to provide high gross margins. Outdoor/fitness gross margin was relatively stable and remained within historic ranges.

Selling, General and Administrative Expenses

	26-weeks ended June 28, 2008		26-weeks ended June 30, 2007		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$27,762	14.6%	$16,599	12.1%	$11,163	67.3%
Marine	20,487	16.1%	14,785	12.0%	5,702	38.6%
Automotive/Mobile	160,178	14.8%	117,259	14.2%	42,919	36.6%
Aviation	14,426	8.2%	12,654	8.5%	1,772	14.0%
Total	$222,853	14.1%	$161,297	13.1%	$61,556	38.2%

The increase in selling, general and administrative expense was driven primarily by costs associated with the European distributors acquired in 2007 and 2008, increased staffing to support our growth and increased advertising spending. Other selling, general and administrative expenses increased as a percent of revenues from 6.1% in the first half of 2007 to 8.0% in the first half of 2008. In absolute dollars, other expenses increased $51.2 million when compared to the same period in 2007, with increases distributed across European distributors, call center, operations, information technology, administration, and marketing administration areas to support the growth of our businesses. Advertising spending, which included increases in cooperative advertising costs and television and print advertising placements, increased 12% or $10.3 million when compared to the first half of 2007. As a percent of revenues, advertising fell to 6.1% in first half of 2008 compared to 7.0% in first half of 2007.

Research and Development Expense

	26-weeks ended June 28, 2008		26-weeks ended June 30, 2007		Quarter over Quarter
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$12,829	6.8%	$10,655	7.7%	$2,174	20.4%
Marine	10,192	8.0%	8,339	6.8%	1,853	22.2%
Automotive/Mobile	42,604	3.9%	24,401	3.0%	18,203	74.6%
Aviation	37,529	21.5%	27,835	18.6%	9,694	34.8%
Total	$103,154	6.5%	$71,230	5.8%	$31,924	44.8%

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 350 new engineering personnel to our staff during the period, and an increase in engineering program costs during the first half of 2008 as a result of our continued emphasis on product innovation. Research and development costs increased $31.9 million when compared with the year-ago period and increased 70 basis points as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	26-weeks ended June 28, 2008		26-weeks ended June 30, 2007		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$64,756	34.1%	$49,809	36.2%	$14,947	30.0%
Marine	41,904	32.9%	44,410	36.2%	(2,506)	-5.6%
Automotive/Mobile	236,831	21.9%	228,591	27.7%	8,240	3.6%
Aviation	67,745	38.7%	57,082	38.1%	10,663	18.7%
Total	$411,236	26.1%	$379,892	30.8%	$31,344	8.3%

Operating income was down 470 basis points as a percent of revenue when compared to the year-ago period due to the decrease in gross margins, along with the costs associated with the European distributors, increases in staffing to support the growth of our businesses, and research and development expense associated with ongoing development activities. Operating margins decreased to 34.1%, 32.9%, and 21.9% in our outdoor/fitness, marine, and automotive/mobile segments, respectively, while operating margins increased to 38.7% within our aviation segment.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 28, 2008	June 30, 2007
Interest Income	$18,060	$20,199
Foreign Currency Exchange	$17,562	$7,119
Gain on sale of equity securities	$50,949	-
Other	$799	$334
Total	$87,370	$27,652

The average taxable equivalent interest rate return on invested cash during the first half of 2008 was 3.4% compared to 4.3% during the same period of 2007. The decrease in interest income is attributable to a decline in our cash balances and decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, and Garmin Belux. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves do not have a material impact on the Company’s financial statements.

The majority of the $17.6 million currency gain in the first half of 2008 was related to the tender of our Tele Atlas N.V. shares. This transaction generated a realized gain of $21.5 million due to the strengthening of the Euro between the date of purchase of the shares in October 2007 to the dates of tender in February, March, and June 2008. The remainder of the $3.9 million currency loss in the first half of 2008 was primarily due to the weakening of the U.S. Dollar compared to the Taiwan Dollar.   During the first half of fiscal 2008 the Taiwan Dollar exchange rate increased 6.8% in comparison to the USD, resulting in a $38.2 million loss. Offsetting this impact, the Euro has strengthened 7.1% relative to the U.S. Dollar during the first half which resulted in a $34.0 million gain. The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue. Other net currency gains and the timing of transactions created the remaining gain of $0.3 million.

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

Other income of $51.7 million in the first half of 2008 was primarily generated from the sale of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes increased 22.3% when compared to the same period in 2007, and our income tax expense increased by $41.4 million, to $94.7 million, for the 26-week period ended June 28, 2008, from $53.3 million for the 26-week period ended June 30, 2007, due to earnings growth and our higher tax rate. The effective tax rate was 19.0% in the first half of 2008 and 13.1% in the first half of 2007. The higher tax rate in the first half of 2008 when compared to the same period in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 14.0% for the 26-week period ended June 28, 2008 to $403.9 million compared to $354.2 million for the 26-week period ended June 30, 2007.

Liquidity and Capital Resources

Net cash generated by operating activities was $280.2 million for the 26-week period ended June 28, 2008 compared to $422.1 million for the 26-week period ended June 30, 2007. We experienced a $112.9 million year-to-date increase in net inventories in this 26-week period of 2008, an increase required to fill strong orders for our products and to address overall growing demand for our products. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. Accounts receivable decreased $311.6 million, net of bad debts, during the first half of 2008 due to lower shipments compared to the seasonally strong fourth quarter.

Cash flow used in investing activities during the 26-week period ending June 28, 2008 was $69.6 million. Cash flow used in investing activities included $79.9 million in capital expenditures related to the build-out of our Linkou manufacturing facility, completion of our expanded North American distribution facility and maintenance activities, and the acquisition of European distributors for $34.8 million. In addition, the net sale of securities provided $46.1 million of cash flow. The net sale was primarily related to $72.4 million of cash generated from the tender of our shares of Tele Atlas N.V. offset by the purchase of fixed income securities associated with the management of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average taxable equivalent return on its investments during the period was approximately 3.4%.

Net cash used by financing activities during the period was $309.3 million resulting from the use of $318.5 million for stock repurchased under our stock repurchase plans, offset by $9.2 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements and to repurchase shares. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2008.

Contractual Obligations and Commercial Commitments

Pursuant to certain agreements, the Company has contractual commitments of approximately $28.2 million over the next 3 years.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, and Garmin Belux. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves do not have a material impact on the Company’s financial statements.

Interest Rate Risk

As of June 28, 2008, we have minimal interest rate risk as we have no material outstanding long term debt and we intend to hold marketable securities until they mature.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 28, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 28, 2008 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). Garmin International believes that it should not be found liable for infringement of the ‘671 patent and additionally that the ‘671 patent is invalid. On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On March 1, 2006 the court held a hearing on construction of the claims of the ‘671 patent. The parties await the court’s ruling on Garmin’s summary judgment motion and the court’s claim construction order. On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex). On October 5, 2007, the defendants in that case filed a Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and the parties await a hearing and/or the court’s ruling on that motion. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and intend to vigorously defend these actions.

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

SP Technologies, LLC v. Garmin Ltd., Garmin International, Inc., TomTom, Inc., and Magellan Navigation, Inc. On June 5, 2008, SP Technologies, LLC filed a lawsuit in the United States District Court for the Northern District of Illinois against Garmin Ltd. and Garmin International, Inc. alleging infringement of U.S. Patent No. 6,784,873 (“the ’873 patent”). On July 7, 2008, SP Technologies, LLC filed an amended complaint alleging infringement of the ’873 patent against additional defendants TomTom, Inc. and Magellan Navigation, Inc. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that it should not be found liable for infringement of the ’873 patent and additionally that the ’873 patent is invalid.

From time to time the Company and its subsidiaries are involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have been no material changes during the 13-week and 26-week periods ended June 28, 2008 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to repurchase up to 5,000,000 shares of the Company as market and business conditions warrant. This share repurchase program was completed in second quarter 2008.

The Board of Directors approved a share repurchase program on June 6, 2008, authorizing the company to repurchase up to 10,000,000 shares of the Company as market and business conditions warrant. The share repurchase authorization expires on December 31, 2009.

The following table lists the Company’s share purchases during the second quarter of fiscal 2008:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total # of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

13-weeks ended
June 30, 2007	5,175,000	$44.14	5,175,000	8,400,000

Total	5,175,000	$44.14	5,175,000	8,400,000

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 6, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected. Listed below is each matter voted on at the Company’s Annual General Meeting. All such matters were approved. A total of 203,491,406 common shares or approximately 94% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting. These shares were voted as follows:

Election of Two Directors of the Company:

Nominee	For	Withheld

Donald H. Eller	202,569,883	921.523
Clifton A. Pemble	202,547,667	943,739

The terms of office of Directors Donald H. Eller and Clifton A. Pemble will continue until the Annual General Meeting in 2011. The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2010. The terms of office of Directors Min H. Kao and Charles W. Peffer will continue until the Annual General Meeting of Shareholders in 2009.

Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 Fiscal Year:

For	Against	Abstain
203,004,117	272,075	215,214

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: August 6, 2008

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