Form 10-Q
period 2008-09-27
GARMIN LTD
filed 2008-11-05
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
P.O. Box 10670, Grand Cayman KY1-1006 Suite 3206B, 45 Market Street, Gardenia Court Camana Bay, Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

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

Number of shares outstanding of the Company's common shares as of November 3, 2008
Common Shares, $.005 par value: 202,540,334

Garmin Ltd.
Form 10-Q
Quarter Ended September 27, 2008

Garmin Ltd.
Form 10-Q
Quarter Ended September 27, 2008

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

The results of operations for the 13-week and 39-week periods ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year 2008.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	September 27,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$521,540	$707,689
Marketable securities	18,048	37,551
Accounts receivable, net	678,750	952,513
Inventories, net	698,927	505,467
Deferred income taxes	87,109	107,376
Prepaid expenses and other current assets	32,204	22,179

Total current assets	2,036,578	2,332,775

Property and equipment, net	453,419	374,147

Marketable securities	309,492	386,954
Restricted cash	1,452	1,554
Licensing agreements, net	6,483	14,672
Other intangible assets, net	207,889	181,358

Total assets	$3,015,313	$3,291,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$217,122	$341,053
Salaries and benefits payable	41,633	31,696
Accrued warranty costs	81,291	71,636
Other accrued expenses	154,102	280,603
Income taxes payable	50,994	76,895
Dividend payable	151,900	-

Total current liabilities	697,042	801,883

Deferred income taxes	11,298	11,935
Non-current taxes	166,075	126,593
Other liabilities	1,058	435

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized: Issued and outstanding shares - 202,533,000 as of September 27, 2008 and 216,980,000 as of December 29, 2007	1,511	1,086
Additional paid-in capital	-	132,264
Retained earnings	2,139,214	2,171,134
Accumulated other comprehensive income/(loss)	(885)	46,130

Total stockholders' equity	2,139,840	2,350,614
Total liabilities and stockholders' equity	$3,015,313	$3,291,460

See accompanying notes

	(Unaudited)
	September 27,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$521,540	$707,689
Marketable securities	18,048	37,551
Accounts receivable, net	678,750	952,513
Inventories, net	698,927	505,467
Deferred income taxes	87,109	107,376
Prepaid expenses and other current assets	32,204	22,179

Total current assets	2,036,578	2,332,775

Property and equipment, net	453,419	374,147

Marketable securities	309,492	386,954
Restricted cash	1,452	1,554
Licensing agreements, net	6,483	14,672
Other intangible assets, net	207,889	181,358

Total assets	$3,015,313	$3,291,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$217,122	$341,053
Salaries and benefits payable	41,633	31,696
Accrued warranty costs	81,291	71,636
Other accrued expenses	154,102	280,603
Income taxes payable	50,994	76,895
Dividend payable	151,900	-

Total current liabilities	697,042	801,883

Deferred income taxes	11,298	11,935
Non-current taxes	166,075	126,593
Other liabilities	1,058	435

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized: Issued and outstanding shares - 202,533,000 as of September 27, 2008 and 216,980,000 as of December 29, 2007	1,511	1,086
Additional paid-in capital	-	132,264
Retained earnings	2,139,214	2,171,134
Accumulated other comprehensive income/(loss)	(885)	46,130

Total stockholders' equity	2,139,840	2,350,614
Total liabilities and stockholders' equity	$3,015,313	$3,291,460

See accompanying notes.

.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$870,355	$728,673	$2,445,830	$1,963,298

Cost of goods sold	484,716	386,822	1,322,948	1,009,028

Gross profit	385,639	341,851	1,122,882	954,270

Selling, general and administrative expense	118,527	87,060	341,380	248,358
Research and development expense	52,749	40,634	155,904	111,863
	171,276	127,694	497,284	360,221

Operating income	214,363	214,157	625,598	594,049

Other income (expense):
Interest income	8,770	11,798	26,830	31,997
Foreign currency	(12,744)	(3,626)	4,818	3,493
Gain on sale of equity securities	-	-	50,949	-
Other	1,023	297	1,824	631
	(2,951)	8,469	84,421	36,121

Income before income taxes	211,412	222,626	710,019	630,170

Income tax provision	40,168	29,119	134,904	82,426

Net income	$171,244	$193,507	$575,115	$547,744

Net income per share:
Basic	$0.83	$0.89	$2.71	$2.53
Diluted	$0.82	$0.88	$2.68	$2.50

Weighted average common shares outstanding:
Basic	206,634	216,773	212,299	216,456
Diluted	208,107	220,644	214,252	219,482

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 27,	September 29,
	2008	2007
Operating Activities:
Net income	$575,115	$547,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,797	22,786
Amortization	20,823	18,803
Loss (gain) on sale of property and equipment	(243)	71
Provision for doubtful accounts	4,289	3,467
Deferred income taxes	28,623	(1,157)
Unrealized foreign currency losses	11,266	3,232
Provision for obsolete and slow moving inventories	29,439	21,502
Stock compensation expense	28,815	8,830
Realized gains on marketable securities	(50,884)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	302,012	(90,497)
Inventories	(196,471)	(234,920)
Other current assets	(977)	4,510
Accounts payable	(175,715)	117,034
Other current and non-current liabilities	(95,588)	147,608
Income taxes payable	1,593	9,486
Purchase of licenses	(3,191)	(22,594)
Net cash provided by operating activities	512,703	555,905

Investing activities:
Purchases of property and equipment	(110,480)	(128,893)
Proceeds from sale of property and equipment	8	4
Purchase of intangible assets	(4,061)	(2,481)
Purchase of marketable securities	(366,336)	(983,716)
Redemption of marketable securities	444,102	1,141,431
Change in restricted cash	106	(56)
Acquisitions, net of cash acquired	(50,497)	(84,126)
Net cash used in investing activities	(87,158)	(57,837)

Financing activities:
Proceeds from issuance of common stock	7,703	15,358
Stock repurchase	(624,688)	-
Dividends	-	(162,531)
Payments on long term debt	-	(218)
Tax benefit related to stock option exercise	2,309	15,776
Net cash used in financing activities	(614,676)	(131,617)

Effect of exchange rate changes on cash and cash equivalents	2,982	(25)

Net (decrease)/increase in cash and cash equivalents	(186,149)	366,428
Cash and cash equivalents at beginning of period	707,689	337,321
Cash and cash equivalents at end of period	$521,540	$703,749

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2008
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks. The quarters ended September 27, 2008 and September 29, 2007 both contain operating results for 13-weeks for both quarter-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	September 27, 2008	December 29, 2007

Raw Materials	$150,663	$130,056
Work-in-process	44,968	57,622
Finished goods	531,332	343,670
Inventory Reserves	(28,036)	(25,881)
Inventory, net of reserves	$698,927	$505,467

3.	Stock Purchase Plan

On June 6, 2008 the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to 10,000,000 common shares of Garmin Ltd. and adopted a Rule 10b5-1 plan covering 5,000,000 of such shares. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2009. During the third quarter, the Company repurchased 8,158,000 shares using cash of $306,217. There remain approximately 200,000 shares available for repurchase under this authorization given the 1,600,000 purchased in second quarter.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	13-Weeks Ended
	September 27,	September 29,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share - net income	$171,244	$193,507

Denominator:
Denominator for basic net income per share – weighted-average common shares	206,634	216,773

Effect of dilutive securities – employee stock options and stock appreciation rights	1,473	3,871

Denominator for diluted net income per share – adjusted weighted-average common shares	208,107	220,644

Basic net income per share	$0.83	$0.89

Diluted net income per share	$0.82	$0.88

	39-Weeks Ended
	September 27,	September 29,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share - net income	$575,115	$547,744

Denominator:
Denominator for basic net income per share – weighted-average common shares	212,299	216,456

Effect of dilutive securities – employee stock options and stock appreciation rights	1,953	3,026

Denominator for diluted net income per share – adjusted weighted-average common shares	214,252	219,482

Basic net income per share	$2.71	$2.53

Diluted net income per share	$2.68	$2.50

There were 6,497,596 anti-dilutive options for the 13-week period ended September 27, 2008. There were 13,615 anti-dilutive options for the 13-week period ended September 29, 2007.

  There were 5,655,282 anti-dilutive options for the 39-week period ended September 27, 2008. There were 605,174 anti-dilutive options for the 39-week period ended September 29, 2007.

There were 42,109 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended September 27, 2008.

There were 171,819 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 27, 2008.

On June 6, 2008, the Company’s Board of Directors approved an annual cash dividend of $0.75 per share. The dividend is payable to shareholders of record on December 1, 2008 and will be paid on December 15, 2008.

5.	Comprehensive Income

Comprehensive income is comprised of the following (in thousands):

	13-Weeks Ended
	September 27,	September 29,
	2008	2007
Net income	$171,244	$193,507
Translation adjustment	(46,610)	9,981
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(4,144)	1,781
Comprehensive income	$120,490	$205,269

	39-Weeks Ended
	September 27,	September 29,
	2008	2007
Net income	$575,115	$547,744
Translation adjustment	14,394	(555)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(61,409)	3,061
Comprehensive income	$528,100	$550,250

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

Garmin Ltd. And Subsidiaries
Revenue, Gross Profit, and Operating Income by Segment (Unaudited)

	Reporting Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended September 27, 2008

Net sales	$118,614	$44,048	$626,506	$81,187	$870,355
Gross profit	$74,487	$21,714	$236,339	$53,099	$385,639
Operating income	$52,136	$10,606	$124,359	$27,262	$214,363

13-Weeks Ended September 29, 2007

Net sales	$87,747	$47,659	$518,939	$74,328	$728,673
Gross profit	$46,553	$25,170	$221,148	$48,980	$341,851
Operating income	$30,178	$15,623	$141,855	$26,501	$214,157

39-Weeks Ended September 27, 2008

Net sales	$308,255	$171,232	$1,710,248	$256,095	$2,445,830
Gross profit	$179,834	$94,296	$675,953	$172,799	$1,122,882
Operating income	$116,892	$52,510	$361,190	$95,006	$625,598

39-Weeks Ended September 29, 2007

Net sales	$225,437	$170,433	$1,343,460	$223,968	$1,963,298
Gross profit	$123,616	$92,704	$591,400	$146,550	$954,270
Operating income	$79,986	$60,033	$370,448	$83,582	$594,049

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 39-week periods ended September 27, 2008 and September 29, 2007:

	North
	America	Asia	Europe	Total
September 27, 2008
Net sales to external customers	$1,572,042	$108,962	$764,826	$2,445,830
Long lived assets	$220,246	$176,194	$56,979	$453,419

September 29, 2007
Net sales to external customers	$1,231,341	$100,900	$631,057	$1,963,298
Long lived assets	$169,828	$143,895	$44,855	$358,578

7.	Warranty Reserves

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

	13-Weeks Ended
	Septmber 27,	September 29,
	2008	2007

Balance - beginning of the period	$83,918	$49,725
Accrual for products sold during the period	21,659	28,379
Expenditures	(24,286)	(22,879)
Balance - end of the period	$81,291	$55,225

	39-Weeks Ended
	Septmber 27,	September 29,
	2008	2007

Balance - beginning of the period	$71,636	$37,639
Accrual for products sold during the period	94,646	65,979
Expenditures	(84,991)	(48,393)
Balance - end of the period	$81,291	$55,225

8.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $47.5 million over the next 3 years.

9.	Income Taxes

Our earnings before taxes decreased 5.0% when compared to the same quarter in 2007, yet our income tax expense increased by $11.1 million, to $40.2 million, for the 13-week period ended September 27, 2008, from $29.1 million for the 13-week period ended September 29, 2007, due to a higher effective tax rate.  The effective tax rate was 19.0% for both the 13-weeks and 39-weeks ended September 27, 2008 compared to13.1% for both the 13-weeks and 39-weeks ended September 29, 2007.   The higher tax rate in 2008 when compared to 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of September 27, 2008
	Total	Level 1	Level 2	Level 3
Description

Available for-sale securites	$244,400	$244,400	-	-
Failed Auction rate securities	83,140	-	-	83,140

Total	$327,540	$244,400	$-	$83,140

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets. The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	39-Weeks Ended
	Sept 27, 2008	Sept 27, 2008

Beginning balance of auction rate securities	$85,469	$0
Total unrealized losses included in other comprehensive income	(2,329)	(9,710)
Purchases in and/or out of Level 3	-	92,850
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$83,140	$83,140

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

In the third quarter of 2008, Garmin Ltd. acquired NavCor Oy, the distributor of Garmin’s consumer products in Finland; Puls Elektronik GmbH, the distributor of Garmin’s consumer products in Austria; and Satsignal Equipamentos de Comunicações e de Navegação S.A., the distributor of Garmin’s consumer products in Portugal. NavCor Oy has been renamed Garmin Suomi Oy. Puls Elektronik GmbH has been renamed Garmin Austria GmbH.

In aggregate, these acquisitions are not considered to be material; therefore supplemental pro forma information is not presented.

12.	Subsequent Events

On October 3, 2008, Garmin Ltd. announced its intent to acquire Sportsmanship International AB, the distributor of Garmin’s consumer products in Sweden. This acquisition is not expected to be material.

On October 22, 2008, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300 million of the common shares of Garmin Ltd. This repurchase is in addition to outstanding shares under the June 2008 plan described in Note 3. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2009.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%
Cost of goods sold	55.7%	53.1%
Gross profit	44.3%	46.9%
Research and development	6.1%	5.6%
Selling, general and administrative	13.6%	11.9%
Total operating expenses	19.7%	17.5%
Operating income	24.6%	29.4%
Other income (expense), net	-0.3%	1.2%
Income before income taxes	24.3%	30.6%
Provision for income taxes	4.6%	4.0%
Net income	19.7%	26.6%

	39-Weeks Ended
	September 27, 2008	September 29, 2007
Net sales	100.0%	100.0%
Cost of goods sold	54.1%	51.4%
Gross profit	45.9%	48.6%
Research and development	6.3%	5.7%
Selling, general and administrative	14.0%	12.6%
Total operating expenses	20.3%	18.3%
Operating income	25.6%	30.3%
Other income (expense), net	3.6%	1.8%
Income before income taxes	29.0%	32.1%
Provision for income taxes	5.5%	4.2%
Net income	23.5%	27.9%

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

Garmin Ltd. And Subsidiaries
Revenue, Gross Profit, and Operating Income by Segment (Unaudited)

	Reporting Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended September 27, 2008

Net sales	$118,614	$44,048	$626,506	$81,187	$870,355
Gross profit	$74,487	$21,714	$236,339	$53,099	$385,639
Operating income	$52,136	$10,606	$124,359	$27,262	$214,363

13-Weeks Ended September 29, 2007

Net sales	$87,747	$47,659	$518,939	$74,328	$728,673
Gross profit	$46,553	$25,170	$221,148	$48,980	$341,851
Operating income	$30,178	$15,623	$141,855	$26,501	$214,157

39-Weeks Ended September 27, 2008

Net sales	$308,255	$171,232	$1,710,248	$256,095	$2,445,830
Gross profit	$179,834	$94,296	$675,953	$172,799	$1,122,882
Operating income	$116,892	$52,510	$361,190	$95,006	$625,598

39-Weeks Ended September 29, 2007

Net sales	$225,437	$170,433	$1,343,460	$223,968	$1,963,298
Gross profit	$123,616	$92,704	$591,400	$146,550	$954,270
Operating income	$79,986	$60,033	$370,448	$83,582	$594,049

Comparison of 13-Weeks Ended September 27, 2008 and September 29, 2007

Net Sales

	13-weeks ended September 27, 2008		13-weeks ended September 29, 2007		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$118,614	13.6%	$87,747	12.1%	$30,867	35.2%
Marine	44,048	5.1%	47,659	6.5%	(3,611)	-7.6%
Automotive/Mobile	626,506	72.0%	518,939	71.2%	107,567	20.7%
Aviation	81,187	9.3%	74,328	10.2%	6,859	9.2%
Total	$870,355	100.0%	$728,673	100.0%	$141,682	19.4%

Increases in sales for the 13-week period ended September 27, 2008 were primarily due to growth in our automotive and outdoor/fitness segments. Aviation revenues also grew but marine revenues declined on a year-over-year basis. Automotive/mobile revenue remains a significantly larger portion of our revenue mix, rising from 71.2% in the third quarter of 2007 to 72.0% in the third quarter of 2008.

Total unit sales increased 43% to 3,855,000 in the third quarter of 2008 from 2,688,000 in the third quarter of 2007. The higher unit sales volume in the third quarter of fiscal 2008 was primarily attributable to ongoing growth in demand for automotive products, although unit growth was also strong in the outdoor/fitness segment due to the strong product line-up.

Automotive/mobile segment revenue grew 20.7% from the year-ago quarter, on the strength of the nüvi series of personal navigation devices (PNDs). Revenues in our outdoor/fitness segment grew the fastest due to the strong product line-up including the Oregon™ series, the Forerunner® 405 and Edge® 705 along with a stable average selling price. Our aviation segment grew 9.2% from the year ago quarter. Growth in this segment is primarily driven by the demand for the G1000 in the OEM market. The marine segment continued to slow during the quarter when compared with the third quarter of 2007. The decline is primarily related to less consumer spending in the marine industry due to macroeconomic conditions and fuel prices.

Gross Profit

	13-weeks ended September 27, 2008		13-weeks ended September 29, 2007		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$74,487	62.8%	$46,553	53.1%	$27,934	60.0%
Marine	$21,714	49.3%	25,170	52.8%	(3,456)	-13.7%
Automotive/Mobile	$236,339	37.7%	221,148	42.6%	15,191	6.9%
Aviation	$53,099	65.4%	48,980	65.9%	4,119	8.4%
Total	$385,639	44.3%	$341,851	46.9%	$43,788	12.8%

Gross profit dollars in the third quarter of 2008 grew 12.8% while gross profit margin percentage decreased 260 basis points over the third quarter of 2007. Third quarter gross profit margin increased to 62.8% in the outdoor/fitness segment when compared to the third quarter of 2007. Third quarter 2008 gross profit margins decreased to 49.3%, 37.7%, and 65.4% in the marine, automotive/mobile, and aviation segments respectively, when compared with the third quarter of 2007.

Gross profit margin percentage for the Company overall decreased primarily as a result of the automotive/mobile segment remaining a significantly larger percentage of the Company’s product mix during a quarter when this segment’s margin fell by 490 basis points. The automotive/mobile segment is by nature a lower-margin business and the Company has begun to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs. Foreign currency fluctuations resulted in 125 basis points of gross margin compression due to sales transacted in foreign currencies. A newer suite of products in the outdoor/fitness segment drove strong year-over-year improvement in outdoor/fitness margins. Declines in gross margin in the marine segment occurred due to reduced volumes and product mix shift toward lower margin products. The aviation segment saw a 50 basis point decrease in gross margin due to changes in our warranty programs. Aviation continued to be the Company’s highest gross margin segment.

Selling, General and Administrative Expenses

	13-weeks ended September 27, 2008		13-weeks ended September 29, 2007
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$15,868	13.4%	$11,468	13.1%	$4,400	38.4%
Marine	$6,175	14.0%	5,635	11.8%	540	9.6%
Automotive/Mobile	$90,256	14.4%	63,988	12.3%	26,268	41.1%
Aviation	$6,228	7.7%	5,969	8.0%	259	4.3%
Total	$118,527	13.6%	$87,060	11.9%	$31,467	36.1%

The increase in selling, general and administrative expense was driven primarily by costs associated with the European distributors acquired in 2007 and 2008, increased staffing throughout the organization to support our growth and increased advertising spending. Selling, general and administrative expenses excluding advertising increased as a percent of sales from 6.6% of sales in the third quarter of 2007 to 7.8% of sales in the third quarter of 2008. In absolute dollars, selling, general and administrative expenses excluding advertising increased $19.4 million when compared to the previous year quarter, with increases distributed across European distributors, call center, information technology, operations, finance, human resources, administration, and marketing administration areas to support the growth of our businesses. Advertising spending increased $12.1 million and 50 basis points as a percent of sales from 5.3% in third quarter 2007 to 5.8% in third quarter 2008.

Research and Development Expense

	13-weeks ended September 27, 2008		13-weeks ended September 29, 2007
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,483	5.5%	$4,907	5.6%	$1,576	32.1%
Marine	4,932	11.2%	3,912	8.2%	1,020	26.1%
Automotive/Mobile	21,724	3.5%	15,305	2.9%	6,419	41.9%
Aviation	19,610	24.2%	16,510	22.2%	3,100	18.8%
Total	$52,749	6.1%	$40,634	5.6%	$12,115	29.8%

The 29.8% increase in research and development expense was due to ongoing development activities for new products, the addition of over 400 new engineering personnel to our staff since the same period last year, and an increase in engineering program costs during the third quarter of 2008 as a result of our continued emphasis on product innovation. Research and development costs increased $12.1 million when compared with the third quarter of 2007 representing a 50 basis point increase as a percent of revenue.

Operating Income

	13-weeks ended September 27, 2008		13-weeks ended September 29, 2007		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$52,136	44.0%	$30,178	34.4%	$21,958	72.8%
Marine	10,606	24.1%	15,623	32.8%	(5,017)	-32.1%
Automotive/Mobile	124,359	19.8%	141,855	27.3%	(17,496)	-12.3%
Aviation	27,262	33.6%	26,501	35.7%	761	2.9%
Total	$214,363	24.6%	$214,157	29.4%	$206	0.1%

Operating margin declined 480 basis points as a percent of revenue when compared to the third quarter of 2007 due to the decrease in gross margins, along with the costs associated with the European distributors, increases in staffing to support the growth of our businesses, increases in advertising, and research and development expense associated with ongoing development activities. Operating margin increased to 44.0% within our outdoor/fitness segment when compared with the third quarter of 2007. Operating margins decreased to 19.8%, 24.1% and 33.6% within our automotive/mobile, marine, and aviation segments, respectively, when compared with the third quarter of 2007. Our operating income was basically flat as increases in the outdoor/fitness and aviation segments offset declining margins in automotive/mobile and marine.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 27, 2008	September 29, 2007
Interest Income	$8,770	$11,798
Foreign Currency Exchange	(12,744)	(3,626)
Gain on sale of equity securities	0	-
Other	1,023	297
Total	$(2,951)	$8,469

The average interest rate of return on cash and investments during the third quarter of 2008 was 3.8% compared to 4.5% during the same quarter of 2007. The decrease in interest income is attributable to slightly lower cash balances and decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling. The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, Garmin Belux, Garmin Suomi Oy, Garmin Austria GmbH and Satsignal Equipamentos de Comunicações e de Navegação S.A.. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $12.7 million currency loss in the third quarter of 2008 was due to the strengthening of the USD. During the third quarter of fiscal 2008, the TD weakened 5.0% in comparison to the USD, resulting in a $38.5 million gain. Offsetting this impact, the Euro has weakened 6.5% relative to the USD resulting in a $51.2 million loss. The weakness of the TD and Euro have offsetting impacts due to the use of the TD for manufacturing cost while the Euro transactions relate to revenue.

The majority of the $3.6 million currency loss in the third quarter of 2007 was due to the weakening of the USD compared to the TD. During the third quarter of fiscal 2007 the exchange rate increased resulting in a $5.4 million loss. The British Pound Sterling and the Euro strengthened 1.5% and 4.9% respectively relative to the USD during the quarter which resulted in a $0.4 million gain related to movements in the British Pound Sterling and a $1.2 million gain related to movements in the Euro. Other net currency gains and the timing of transactions created the remaining gain of $0.2 million.

Income Tax Provision

Our earnings before taxes fell 5% when compared to the third quarter of 2007, yet our income tax expense increased by $11.0 million, to $40.2 million, for the 13-week period ended September 27, 2008, from $29.1 million for the 13-week period ended September 29, 2007, due to a higher effective tax rate.  The effective tax rate was 19.0% in the third quarter of 2008 and 13.1% in the third quarter of 2007.    The higher tax rate in the third quarter of 2008 when compared to the same quarter in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income decreased 11.5% for the 13-week period ended September 27, 2008 to $171.2 million compared to $193.5 million for the 13-week period ended September 29, 2007.

Comparison of 39-Weeks Ended September 27, 2008 and September 29, 2007

Net Sales

	39-weeks ended September 27, 2008		39-weeks ended September 29, 2007		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$308,255	12.6%	$225,437	11.5%	$82,818	36.7%
Marine	171,232	7.0%	170,433	8.7%	799	0.5%
Automotive/Mobile	1,710,248	69.9%	1,343,460	68.4%	366,788	27.3%
Aviation	256,095	10.5%	223,968	11.4%	32,127	14.3%
Total	$2,445,830	100.0%	$1,963,298	100.0%	$482,532	24.6%

Increases in sales for the 39-week period ended September 27, 2008 continue to be driven by automotive and outdoor/fitness product offerings. Automotive/mobile revenue remains a significantly larger portion of our revenue mix, rising from 68.4% year to date in 2007 to 69.9% year to date in 2008.

Total unit sales increased 56% to 10,563,000 year to date in 2008 from 6,784,000 in the same period of 2007. The higher unit sales volume in year to date 2008 was primarily attributable to strong sales of automotive products, particularly in North America, and outdoor/fitness products.

Automotive/mobile segment revenue grew 27.3% from the year-ago period, on the strength of the nuvi® series of personal navigation devices (PNDs). On a percentage basis, revenues in our outdoor/fitness segment grew faster than any other segment from the year ago period due to the introduction of the Colorado™ series, the Oregon ™ series, the Forerunner® 405 and Edge® 705. Our aviation segment continued to grow on the strength of our G1000 cockpit as an OEM solution. Marine revenues were slightly higher than the year ago period due to strong growth in the first quarter of 2008 offset by a decline in the second and third quarters due to macroeconomic conditions and fuel prices.

Gross Profit

	39-weeks ended September 27, 2008		39-weeks ended September 29, 2007		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$179,834	58.3%	$123,616	54.8%	$56,218	45.5%
Marine	94,296	55.1%	92,704	54.4%	1,592	1.7%
Automotive/Mobile	675,953	39.5%	591,400	44.0%	84,553	14.3%
Aviation	172,799	67.5%	146,550	65.4%	26,249	17.9%
Total	$1,122,882	45.9%	$954,270	48.6%	$168,612	17.7%

Gross profit dollars in the 39-weeks ended September 27, 2008 grew 17.7% and gross profit margin percentage declined 270 basis points over the same period of the previous year. Year to date 2008 gross profit margins decreased to 39.5% in the automotive/mobile segment when compared to the same period in 2007. Year to date 2008 gross profit margins increased to 58.3%, 55.1%, and 67.5% within the outdoor/fitness, marine and aviation segments, respectively, when compared with the same period of 2007.

Gross profit margin percentage for the Company overall decreased 270 basis points as a result of the automotive/mobile segment decline of 450 basis points. The automotive/mobile segment is by nature a lower-margin business and the Company has begun to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs. A product mix favoring the high margin G1000 in the aviation segment resulted in favorable gross margins for the aviation segment year to date in 2008. Outdoor/fitness gross margin has increased due to a newer suite of products. Marine gross margin remains relatively stable on a year-over-year basis and within historic ranges.

Selling, General and Administrative Expenses

	39-weeks ended September 27, 2008		39-weeks ended September 29, 2007
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$43,631	14.2%	$28,068	12.5%	$15,563	55.4%
Marine	26,662	15.6%	20,421	12.0%	6,241	30.6%
Automotive/Mobile	250,434	14.6%	181,246	13.5%	69,188	38.2%
Aviation	20,653	8.1%	18,623	8.3%	2,030	10.9%
Total	$341,380	14.0%	$248,358	12.7%	$93,022	37.5%

The increase in selling, general and administrative expense was driven primarily by costs associated with the European distributors acquired in 2007 and 2008, increased staffing to support our growth and increased advertising spending. Selling, general and administrative expenses excluding advertising increased as a percent of revenues from 6.3% year to date in 2007 to 7.9% year to date in 2008. In absolute dollars, selling, general and administrative expenses excluding advertising increased $70.6 million when compared to the same period in 2007, with increases distributed across European distributors, call center, operations, information technology, administration, and marketing administration areas to support the growth of our businesses. Advertising spending, which included increases in cooperative advertising costs and television and print advertising placements, increased 18% or $22.4 million when compared to the year ago period. As a percent of revenues, advertising fell to 6.1% in the 39-weeks ended September 27, 2008 compared to 6.4% in the year ago period.

Research and Development Expense

	39-weeks ended September 27, 2008		39-weeks ended September 29, 2007
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$19,312	6.3%	$15,562	6.9%	$3,750	24.1%
Marine	15,125	8.8%	12,250	7.2%	2,875	23.5%
Automotive/Mobile	64,328	3.8%	39,706	3.0%	24,622	62.0%
Aviation	57,139	22.3%	44,345	19.8%	12,794	28.9%
Total	$155,904	6.4%	$111,863	5.7%	$44,041	39.4%

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 400 new engineering personnel to our staff during the period, and an increase in engineering program costs year to date in 2008 as a result of our continued emphasis on product innovation. Research and development costs increased $44.0 million when compared with the year-ago period and increased 70 basis points as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	39-weeks ended September 27, 2008		39-weeks ended September 29, 2007		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$116,892	37.9%	$79,986	35.5%	$36,906	46.1%
Marine	52,510	30.7%	60,033	35.2%	(7,523)	-12.5%
Automotive/Mobile	361,190	21.1%	370,448	27.6%	(9,258)	-2.5%
Aviation	95,006	37.1%	83,582	37.3%	11,424	13.7%
Total	$625,598	25.6%	$594,049	30.3%	$31,549	5.3%

Operating income was down 470 basis points as a percent of revenue when compared to the year-ago period due to the decrease in gross margins, along with the costs associated with the European distributors, increases in staffing to support the growth of our businesses, and research and development expense associated with ongoing development activities. Operating margins decreased to 30.7%, 21.1%, and 37.1% in our marine, automotive/mobile, and aviation segments, respectively, while operating margins increased to 37.9% within our outdoor/fitness segment.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 27, 2008	September 29, 2007
Interest Income	$26,830	$31,997
Foreign Currency Exchange	$4,818	$3,493
Gain on sale of equity securities	$50,949	-
Other	$1,824	$631
Total	$84,421	$36,121

The average interest rate of return on cash and investments during the 39-weeks ended September 27, 2008 was 3.6% compared to 4.6% during the same period of 2007. The decrease in interest income is attributable to a decline in our cash balances and decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling. The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, Garmin Belux, Garmin Suomi Oy, Garmin Austria GmbH and Satsignal Equipamentos de Comunicações e de Navegação S.A.. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $4.8 million currency gain for the 39-weeks ended September 27, 2008 was related to the tender of our Tele Atlas N.V. shares. This transaction generated a realized gain of $21.5 million due to the strengthening of the Euro between the date of purchase of the shares in October 2007 to the dates of tender in February, March, and June 2008. The offsetting $16.7 million currency loss in the same period of 2008 was primarily due to the timing of fluctuations between the USD compared to the TD and the Euro.   On a year to date basis, the TD strengthened 1.4% in comparison to the USD, resulting in a $0.3 million gain. The Euro has strengthened 0.1% relative to the U.S. Dollar year to date in 2008 which resulted in a $17.2 million loss. The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue. Other net currency gains and the timing of transactions created the remaining gain of $0.2 million.

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

Other income of $52.8 million in the 39-weeks ended September 27, 2008 was primarily generated from the sale of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes increased 12.7% when compared to the same period in 2007, and our income tax expense increased by $52.5 million, to $134.9 million, for the 39-week period ended September 27, 2008, from $82.4 million for the 26-week period ended September 29, 2007, due to earnings growth and our higher tax rate. The effective tax rate was 19.0% year to date in 2008 and 13.1% year to date in 2007. The higher tax rate in 2008 when compared to the same period in 2007 was driven by a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among Company entities.

Net Income

As a result of the above, net income increased 5.0% for the 39-week period ended September 27, 2008 to $575.1 million compared to $547.7 million for the 39-week period ended September 29, 2007.

Liquidity and Capital Resources

Net cash generated by operating activities was $512.7 million for the 39-week period ended September 27, 2008 compared to $555.9 million for the 39-week period ended September 29, 2007. We experienced a $167.0 million year-to-date increase in net inventories in this 39-week period of 2008, an increase required to fill orders for our products and to address overall growing demand for our products. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. Accounts receivable decreased $306.3 million, net of bad debts, during this 39-week period of 2008 due to lower shipments compared to the seasonally strong fourth quarter.

Cash flow used in investing activities during the 39-week period ending September 27, 2008 was $87.1 million. Cash flow used in investing activities included $110.5 million in capital expenditures related to the build-out of our Linkou manufacturing facility, completion of our expanded North American distribution facility and maintenance activities. In addition, the acquisition of European distributors for $50.5 million is included in cash flow used in investing activities. In addition, the net sale of securities provided $77.8 million of cash flow. The net sale was primarily related to $72.4 million of cash generated from the tender of our shares of Tele Atlas N.V. offset by the purchase of fixed income securities associated with the management of our on-hand cash balances. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The Company’s average interest rate of return on cash and investments during the period was approximately 3.6%.

Net cash used by financing activities during the period was $614.7 million resulting from the use of $624.7 million for stock repurchased under our stock repurchase plans, offset by $10.0 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

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

Contractual Obligations and Commercial Commitments

Pursuant to certain agreements, the Company has contractual commitments of approximately $47.5 million over the next 3 years.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of Garmin France, Garmin Deutschland, Garmin Iberia, Garmin Italia, Garmin Belux, Garmin Suomi Oy, Garmin Austria GmbH and Satsignal Equipamentos de Comunicações e de Navegação S.A.. As these entities grow, Euro currency moves will generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. The Canadian dollar and Danish Krone are the functional currency of Dynastream Innovations, Inc. and Garmin Danmark, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

As of September 27, 2008, we have minimal interest rate risk as we have no material outstanding long term debt and we intend to hold marketable securities until they mature or can be sold at a profit or minimal loss.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 27, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 27, 2008 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc. On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin’s wholly owned subsidiary Garmin International, Inc. (“Garmin International”) and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ‘671 patent”). On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. On September 30, 2008, the court granted Garmin International’s Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness with respect to the ’671 patent. On October 8, 2008, the court issued an Order dismissing Encyclopaedia Britannica’s amended complaint with respect to the ’018 patent without prejudice. On October 8, 2008, the court also issued a final judgment ordering that Encyclopaedia Britannica take nothing from its action against Garmin International with respect to the ’671 and ’018 patents and closed that case. Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid. Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex). On October 5, 2007, the defendants in that case filed a Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and the parties await a hearing and/or the court’s ruling on that motion. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, we believe that the claims are without merit and intend to vigorously defend these actions.

Nuvio Corporation v. Garmin International, Inc. and Garmin Ltd. On February 26, 2008, Nuvio Corporation filed a lawsuit in the United States District Court for the District of Kansas claiming that Garmin’s use of its nüvi® trademark in connection with the sale of personal navigation devices and Garmin’s use of its nüvifone™ trademark in connection with the announcement of its new wireless handset infringe U.S. Service Mark Registration No. 3,074,020 for the service mark nuvio for use in connection with the provision of internet telephony services. This lawsuit was dismissed with prejudice on September 3, 2008 pursuant to a settlement agreement.

SP Technologies, LLC v. Garmin Ltd., Garmin International, Inc., TomTom, Inc., and Magellan Navigation, Inc. On June 5, 2008, SP Technologies, LLC filed a lawsuit in the United States District Court for the Northern District of Illinois against Garmin Ltd. and Garmin International, Inc. alleging infringement of U.S. Patent No. 6,784,873 (“the ’873 patent”). On July 7, 2008, SP Technologies, LLC filed an amended complaint alleging infringement of the ’873 patent against additional defendants TomTom, Inc. and Magellan Navigation, Inc. On August 18, 2008, Garmin filed its answer to the amended complaint along with a motion for dismissal of SP Technologies, LLC’s claims of willful and inducement infringement of the ’873 patent. On October 16, 2008, the court granted Garmin’s motion for partial dismissal, striking the willful and inducement infringement allegations from the amended complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that it should not be found liable for infringement of the ’873 patent and additionally that the ’873 patent is invalid.

Scott C. Harris and Memory Control Enterprise, LLC v. Dash Navigation, Inc., Garmin International, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc. On September 4, 2008, Scott C. Harris and Memory Control Enterprise, LLC filed a lawsuit in the United States District Court for the Northern District of Illinois against Garmin International, Inc., Dash Navigation, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc. The complaint against Garmin International, Inc. alleges infringement of claim 34 of U.S. Patent No. 6,892,136 (“the ’136 patent”). Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that it should not be found liable of infringement of the ’136 patent and additionally that the ’136 patent is invalid.

From time to time the Company and its subsidiaries are involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Item 1A. Risk Factors

Information regarding the Company’s risk factors appears in “Part I. - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 other than as set forth below:

Our financial results are highly dependent on the automotive/mobile segment, which now represents over 70% of our revenues and may be maturing leading to lesser growth than we have experienced in the past.
We have experienced substantial growth in the automotive/mobile segment of our business in recent years as the products have become mass-market consumer electronics in both Europe and North America. This market growth may now be slowing as penetration rates increase and competing technologies emerge. Slowing growth, along with the significant price reductions that have occurred during the past two years, could result in lower revenues. As margins have also declined in this segment, slowing growth may also result in lower earnings per share.

The demand for personal navigation devices (PNDs) may be eroded by replacement technologies becoming available on mobile handsets and factory-installed systems in new autos.
We have experienced substantial growth in the automotive/mobile segment which has resulted in GPS/navigation technologies being incorporated into competing devices such as mobile handsets and new automobiles through factory-installed systems. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for mobile devices. The acceptance of this technology by consumers could slow our growth and further reduce margins. Navigation systems are becoming more prevalent as optional equipment on new automobiles. Increased navigation penetration on new automobiles could slow our growth and further reduce margins.

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

The Board of Directors approved a share repurchase program on June 6, 2008, authorizing the Company to repurchase up to 10,000,000 shares of the Company as market and business conditions warrant. The Company repurchased 1,600,000 shares and 8,158,000 shares in second and third quarter of 2008, respectively. The share repurchase authorization expires on December 31, 2009.

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to repurchase up to $300 million of the company’s shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2009.

The following table lists the Company’s share purchases during the third quarter of fiscal 2008:

Maximum Number of Shares
			Total Number of Shares	(or Approx. Dollar Value of
			Purchased as Part of	Shares in Thousands) That
	Total # of	Average Price	Publicly Announced	May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

13-weeks ended				242,000 shares and
September 27, 2008	8,158,000	$37.54	8,158,000	$300,000

242,000 shares and
Total	8,158,000	$37.54	8,158,000	$300,000

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

Dated: November 5, 2008

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