Form 10-K
period 2008-12-27
GARMIN LTD
filed 2009-02-25
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to ______
Commission file number 0-31983

GARMIN LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0229227
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
P.O. Box 10670, Grand Cayman KY1-1006
Suite 3206B, 45 Market Street, Gardenia Court	N/A
Camana Bay, Cayman Islands	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:  (345) 640-9050

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.005 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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
YES ☐ NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 28, 2008 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $6,026,179,129.

Number of shares outstanding of the registrant’s common shares as of February 20, 2009:
Common Shares, $.005 par value – 200,392,897
Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:
Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed no later than 120 days after December 27, 2008.	Part III

Garmin Ltd.

2008 Form 10-K Annual Report

Table of Contents

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events.  Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”   Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors.”  Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company.  The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

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

Company Overview

Garmin is a leading, worldwide provider of navigation, communication and information devices and applications, most of which are enabled by Global Positioning System (“GPS”) technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the automotive/mobile, outdoor/fitness, marine, and general aviation markets.

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 48 million products, which includes the delivery of 16.9 million products during 2008.

 Automotive/Mobile Product Introductions

Garmin introduced a number of new versions of Garmin’s popular nüvi® personal navigation device (PND) product line in 2008, including the nüvi 880, a premium PND which features speech recognition and MSN® Direct services, the nüvi 780 with MSN® Direct services, the nüvi 260W a value-priced PND that speaks street names and  has a 4.3” wide screen, the nüvi 2x5 series with Bluetooth® wireless technology for hands-free calling and a bundled subscription to traffic alerts and the nüvi 7x5 series with Lane Assist which depicts road signs and provides guidance to the correct lane for an approaching turn or exit. Also in 2008, Garmin introduced the multi-mode nüvi 500 series that combine PND functionality with outdoor and marine navigation capabilities.

Also in 2008, Garmin announced the nüvifoneTM a touchscreen smartphone that integrates a mobile phone, web browser and PND. The nüvifone is expected to be released in the first half of 2009.

Outdoor/ Fitness Product Introductions

Garmin expanded its Forerunner® line of products for the fitness market with the Forerunner 405, a compact-sized, wrist-worn GPS-enabled fitness device that allows runners to track their speed, distance, heart rate and location, access their training history or challenge a Virtual Partner™ and automatically upload their data wirelessly to a personal computer.  To help promote its full line of fitness products, Garmin entered into a sponsorship agreement with the Slipstream Sports cycling team to become the lead sponsor of the team, which is now known as Team Garmin-Slipstream.

Garmin also introduced the OregonTM series of rugged, color touchscreen handheld GPS devices and the ColoradoTM series of handheld GPS devices with color displays. Both the Oregon and Colorado series are available with a variety of mapping options suitable for outdoor and marine applications.

 Marine Product Introductions

In September 2008 Garmin introduced a new line of VHF marine communication radios, the VHF 100 and VHF 200. In October 2008 Garmin announced the GPSMAP 600 series of portable and rugged touchscreen marine chartplotters that also function as automotive navigators with voice-prompted turn-by-turn directions.

 Aviation Product Introductions and Certifications

In April 2008 Garmin received Federal Aviation Administration (FAA) Supplemental Type Certification (STC) for Garmin Synthetic Vision Technology (SVT™), which is designed to integrate with Garmin’s G1000 avionics suite. Garmin’s SVT presents a 3-D depiction of terrain, obstacles and traffic on the G1000’s primary flight-display so that the avionics panel replicates what pilots would see outside the cockpit on a clear day.

In April 2008 Garmin also announced the G950 avionics suite, an all-glass avionics suite designed for aircraft manufacturers who want a standardized avionics configuration and will complete certification of their airframe’s avionics panel on their own.

In July 2008 Garmin received FAA Approved Model List Supplemental Type Certification with an Approved Model List (AML STC) for the G600, a new avionics suite designed for the retrofit and forward fit avionics market.

Also in 2008, Garmin introduced several new portable aviation navigators, including the GPSMAP 696, a tablet-styled GPS navigator with a 7-inch screen, detailed electronic charts, real-time weather and high resolution terrain display.

Acquisitions

During 2008 Garmin acquired its independent distributors in Austria, Belgium, Denmark, Finland, Portugal and Sweden to strengthen its presence and capabilities in the European market.

Gain on Sale/Tender of Tele Atlas N.V. Shares

Garmin realized a gain of $72.4 million during 2008 following the sales and tender to TomTom N.V. of the shares of Tele Atlas N.V. that were acquired by Garmin in 2007 in connection with its announced intent to make a cash offer for all outstanding shares of Tele Atlas N.V., which was subsequently abandoned. This gain includes $21.5 million of foreign currency gain due to the strengthening of the Euro.

Products

Garmin has achieved a leading market position and a history of consistent growth in revenues and profits by offering ergonomically designed, user-friendly products with innovative features and designs covering a broad range of applications and price points.  Garmin’s target markets are currently broken down into four main segments – automotive/mobile, outdoor/fitness, marine and aviation.

Automotive/Mobile

Garmin offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.  The table below includes a sampling of the automotive and mobile products that Garmin currently offers to consumers around the world.

nüvi®
(27 models)
The nüvi is Garmin’s popular thin-profile personal navigation device (PND).  All nüvi models combine a full-featured GPS navigator (with built-in maps) with a currency and measurement converter, world clock and digital photo organizer.   Different nüvi models and optional add-ons offer different feature sets, including a wide screen display, integrated traffic receiver for traffic data, spoken street names,  speech recognition, speed limit indication, lane assist, 3-D building view, MSN Direct content, Bluetooth® hands-free capability, MP3 player, language translator, audio book player, FM transmitter, built-in maps of Europe, and the ability to add custom points of interest.  Users can also choose to purchase a travel assistant that provides reviews and recommendations for restaurants, hotels, shopping, night life, sporting events, tourist attractions, and more (Garmin Travel Guide™). In fiscal years 2008, 2007, and 2006, the nüvi class of products represented approximately 64%, 52% and 28% respectively of Garmin’s total consolidated revenues.

zūmo®
(2 models)
Motorcycle-specific navigators with features including a glove-friendly touch screen with high bright sunlight-readable display, motorcycle mount, vibration-tested design, and Bluetooth wireless technology.  An SD (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders.  The zūmo 660 features 3-D building view and lane assist and a digital fuel gauge.

Garmin Mobile™	Garmin Mobile is a subscription-based software application that lets compatible cell phones function as versatile GPS navigators.

Garmin Mobile™ XT
Garmin Mobile XT is a data card that turns many smartphones into full-featured navigators.  Users can simply plug the microSD card into a compatible phone and begin navigating.  No network coverage or subscription is required.

Outdoor/Fitness

Forerunner®
(8 models)
Compact, lightweight training assistants for athletes with integrated GPS sensor (except for Forerunner 50 and FR60) that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function.    The Forerunner 50 is an entry-level advanced fitness watch that allows runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer.  The Forerunner 405 is a compact-sized, wrist-worn GPS-enabled device that allows runners and joggers to track their speed, distance, heart rate and location, access their training history or challenge a Virtual Partner™ and automatically upload their data wirelessly to a personal computer.

Edge®
(4 models)
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

Colorado™
(4 models)
The Colorado series features Garmin’s  Rock ‘n Roller™ wheel, which allows the user to operate many of the units’ features with the user’s thumb.  The Colorado 300 features a worldwide basemap with shaded relief.  The Colorado 400c provides marine chart coverage for the coastal U.S. and Bahamas.  The Colorado 400i offers shoreline details, depth contours and boat ramps for U.S. inland lakes and rivers. The Colorado 400t gives hikers 3-D elevation perspective and preloaded U.S. topographic maps. All Colorado models are equipped with a barometric altimeter and electronic compass.

Oregon™
(5 models)
The Oregon series combines a bright 3 inch color touchscreen, rugged design and a variety of preloaded mapping options. The Oregon 400t gives hikers preloaded U.S. topographic maps with 3-D elevation perspective. The Oregon 400i offers shoreline details, depth contours and boat ramps for U.S. inland lakes and navigable rivers. The Oregon 400c features chart coverage for the coastal U.S. and Bahamas. The Oregon 300 features a worldwide basemap with shaded relief. The Oregon 400t, 400c, 400i and 300 are equipped with a barometric altimeter and electronic compass and are compatible with Garmin’s heart-rate monitors and speed/cadence sensors.

eTrex ®
(8 models)	Compact handheld GPS units for outdoor enthusiasts. All models are waterproof and have rugged designs.

GPS 60
(4 models)
The GPS 60 is a basic GPS without mapping while the GPSMAP 60 offers a monochrome display and 24 MB of downloadable memory.  The GPSMAP 60Cx and the GPSMAP 60CSx feature a high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 64mb microSD card.

GPS 76
(5 models)	Handheld GPS with large display and a waterproof case which floats in water. Preloaded with U.S. tidal data, the GPS 76 is a basic GPS without a basemap. The GPSMAP 76 has an internal basemap and MapSource® compatibility for street level mapping and detailed marine charts. The GPSMAP 76S additionally features a barometric altimeter and an electronic compass. The GPSMAP 76Cx and the GPSMAP 76CSx each feature a high sensitivity GPS receiver and a slot for a removable microSD memory, along with a 128mb microSD card, all in the same rugged and waterproof housing that floats in water.

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

Approach™ G5
Announced in January 2009 with expected availability in the second quarter of 2009, the Approach G5 is a rugged, waterproof, touchscreen, handheld GPS for golfers that features thousands of preloaded golf course maps. Approach G5 uses a high-sensitivity GPS receiver to measure individual shot distances and show the exact yardage to fairways, hazards and greens.

Astro®
High sensitivity GPS-enabled dog tracking system.  The Astro is designed to pinpoint up to ten dogs’ positions at one time through all-weather collars and a handheld system.  The system also provides a Dog Tracker page and a Covey Countertm to assist the hunter.  It is loaded with many of the features of our outdoor devices including:  barometric altimeter, electronic compass, microSD slot, area calculator and a waterproof exterior.

Marine

Garmin’s marine lineup includes network products and multifunction displays, fixed-mount GPS/chartplotter products, instruments, radar, autopilots, and sounder products.    The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 5000 series
(6 models)
These touch- screen multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color.  The 5212 and 5208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance.  The 5215 and 5015 offer 15-inch diagonal sunlight-readable touchcreen displays.

GPSMAP® 4000 series/
4200 series (6 models)
These multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color.  The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance.  The 4210 and 4010 feature 10.4-inch diagonal sunlight- readable displays and Garmin’s new marine user interface.

GPSMAP® 3000 series/
3200 series (6 models)
These configurable chartplotter/multifunction displays (MFDs) are all network-enabled and come in either a 10”, 6” or 5” display.  The GPSMAP 3200 series of multifunction displays for the Garmin Marine Network feature pre-loaded Marine Detail Charts of the U.S. coastline, including Alaska and Hawaii.

GPSMAP® 4x0 and 5x0
(20 models)
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

Radar
(6 models)
Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen.  The GMR™ 18 and 21 models are digital radome products in various sizes and power specifications.  The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range.  The GMR 18 HD and GMR 24 HD radomes feature digital signal processing providing sharper radar imagery and improved target separation.

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

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use.  The GNS 430/530 offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics.  The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998.  In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry.  The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements.  The GPSMAP 496, introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine.  Flying Magazine’s editors awarded Garmin a 2007 Flying Editors’ Choice Award for making the safety and precision of WAAS (Wide Area Augmentation System) available in its GPS navigation systems.  Garmin was ranked No. 1 among aviation electronics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in Professional Pilot magazine’s survey of its readers in 2003, 2004 and 2005 and was ranked No. 2 in 2006 and 2007. Garmin has been ranked No. 1 among avionics manufacturers for avionics product support in Professional Pilot magazine’s survey of its readers in each of the last five survey years.  Aviation International News also ranked Garmin No. 1 in avionics product support in 2008, making it the fifth consecutive year that Garmin has earned that No. 1 ranking.  Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s panel-mounted aviation products are sold in both new aircraft and the retrofit market where existing aircraft are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Design Corporation, Hawker Beechcraft Corporation, Diamond Aircraft Industries, Mooney Airplane Company, Piper Aircraft, Inc. and EADS SOCATA  through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays.  The G1000 also comes with an optional integrated autopilot – the GFC70.  Garmin also has expanded its G1000 sales to the business jet segment, such as Cessna with its Citation Mustang jet and Embraer which has selected Garmin’s G1000 integrated flight deck for Embraer’s new Phenom 100 (very light jet) and Phenom 300 (light jet) programs.

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

GPSMAP 495/496
The GPSMAP 496 expands on the GPSMAP 396 by adding such additional features as Garmin’s SafeTaxi™ airport diagrams, Aircraft Owners and Pilots Association (AOPA) Airport directory data, Garmin’s Smart Airspace enhanced high-resolution terrain database, accelerated GPS update rate, and pre-loaded automotive maps of North America. The GPSMAP 495 offers many of the same features as the  GPSMAP 496 at a lower price point.

GPSMAP 695/696
The GPSMAP 696 expands on the features of the GPSMAP 496 by adding a 7 inch screen, preloaded detailed electronic charts, preloaded airways and IFR map mode. The GPSMAP 696 has a receiver for XM radio and XM WX Satellite Weather (U.S. customers only) that gives next generation radar (NEXRAD), aviation routine weather reports (METARs), terminal aerodrome forecasts (TAFs), temporary flight restrictions (TFRs), lightning, winds aloft, turbulence forecasts, and several other important weather products. The GPSMAP 695 has the same features except for XM radio and weather.

Integrated avionics systems:

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

G600™
The G600 brings the style and function of an all-glass integrated avionics suite to the retrofit market.  The G600 incorporates two individual displays – a PFD and MFD – in a customized package specifically designed for easy retrofit installation. The G600 is designed to communicate and integrate with Garmin’s WAAS enabled panel mount products, and provides essential information such as attitude, air data, weather, terrain and traffic.  Garmin has received the FAA’s Approved Model List Supplemental Type Certification (AML STC) for the G600, which will simplify certification for over 300 different aircraft models.

G900X™	An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft.

GDU 370/375	Multifunction displays for the light sport retrofit and experimental aircraft markets (expected to be available in the second quarter of 2009).

Panel-mount aviation products:

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

GDL 90
The GDL 90 is the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards.  The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar.  The GDL 90 relies on the infrastructure that is part of the FAA’s Safe Flight 21 program.  This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place along the East Coast and other selected areas of the U.S.A.  Additional installations of the ADS-B ground stations are planned.  The ground stations can track aircraft movement and eventually are expected to be used to broadcast traffic and weather services.  Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

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

Sales and Marketing

Garmin’s non-aviation products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. Best Buy was the only customer whose purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 27, 2008 (Best Buy’s purchases totaled 12.0% of Garmin’s 2008 consolidated revenues). Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), Southampton, U.K. (Europe, Middle East and Africa) and Shijr, Taiwan (Asia, Australia and New Zealand).  Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. and Canadian electronics retailers;

•	Amazon.com—internet retailer;

•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;

•	Halford’s—a large European retailer specializing in car parts and accessories;

•	Petra—a large distributor who sells to such dealers as Costco and Amazon.com;

•	Target— one of the nation’s largest general merchandise retailers;

•	Wal-Mart—the world’s largest mass retailer; and

•	Wynit—a large distributor who sells to such dealers as Radio Shack and Amazon.com.

Garmin’s Europe, Middle East and Africa consumer product sales are handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles the Company’s Asia sales and marketing effort.

Garmin’s panel-mount aviation products are sold through aviation distributors around the world. Garmin’s largest aviation distributors include Sportsman’s Market, Aircraft Spruce and Specialty Co., Gulf Coast Avionics, Pacific Coast Avionics, and Sarasota Avionics. These distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment. Garmin’s portable aviation products are sold through distributors and through catalogs.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs).  In the consumer market, Garmin’s products are sold to certain automotive and motorcycle OEMs such as Chrysler/Mopar, Toyota, Suzuki, Harley-Davidson, Ford, BMW and BMW Motorrad, Honda Access, Mercedes Benz, Smart Car, Peugeot, Hyundai, Mazda, Nissan, Volvo, Bombardier, and Polaris, for dealer-installed aftermarket accessory programs.  Garmin also has a factory-installed program with Honda Motorcycles and also delivered to Suzuki a factory-integrated PND product in 2008 for Suzuki’s SX4 vehicle in North America.  In addition, Garmin also sells products and applications to Kenwood for bundling with Kenwood’s OEM products, and in 2008 Garmin announced a relationship with Panasonic Automotive Systems to supply products and applications to Panasonic for automotive OEM sales.  Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, Europcar, and Alamo.  Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Southeast Toyota, Penske, Mazda, Saab and Ford.  Garmin’s products are also standard equipment on various models of boats manufactured by Edgewater Boats, Bennington Marine, Cigarette Racing Team, Inc., Cobalt Boats, G3 Boats, and are optional equipment on boats manufactured by Chaparral Boats, Inc., Formula Boats, Fountain Powerboats, Mainship (Luhrs Corp.), and Pro-Line Boats.  In the aviation market, Garmin’s avionics are standard equipment on various models of aircraft built by Cessna Aircraft Company, Embraer, Cirrus Design Corporation, Diamond Aircraft Industries, EADS SOCATA, Eurocopter, Mooney Aircraft Corporation, Hawker Beechcraft Aircraft Company, Robinson Helicopter, and the Piper Aircraft Company.  Other aircraft manufacturers offer Garmin’s products as optional equipment.

Competition

The market for navigation, communications and information products is highly competitive.  Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability.  Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and  MiTAC Digital Corporation (which distributes products under the brand names of Magellan, Mio, and Navman). and Navigon AG.  Garmin believes that its principal competitors for outdoor product lines are Magellan and Lowrance Electronics, Inc., a subsidiary of Navico Holding AS, (“Lowrance”) For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”),  Lowrance and Simrad Yachting AS (“Simrad”).  For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., Simrad and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Lowrance (for portable GPS units), and Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, and Free Flight Systems for panel-mount GPS and display units.  For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra Electronics Corporation and Midland Radio Corporation.  Garmin believes that its principal competitors for smartphones are Apple, Inc., HTC Corporation, Nokia Oyj, Samsung Corporation and Sony Ericsson Mobile Communications AB.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams.  Garmin’s products are created by its engineering and development staff, which numbered 1,738 people worldwide as of December 27, 2008.  Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers.  Garmin believes the industrial design of its products has played an important role in Garmin’s success.  Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 27,	December 29,	December 30,
	2008	2007	2006
($'s in thousands)
Research and development	$206,109	$159,406	$113,314
Percent of net sales	5.9%	5.0%	6.4%

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

Garmin’s design, manufacturing, distribution, and servicing processes in our US, Taiwan, and UK facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s Taiwan manufacturing facilities have also achieved TS 16949 certification, a quality standard for automotive suppliers.  In addition, Garmin’s aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

 Garmin (Europe) Ltd and Garmin Corporation have also achieved certification of their environmental management systems to the ISO14001 standard.  This certification recognizes that Garmin’s UK and Taiwan subsidiaries have systems and processes in place to minimize or prevent harmful effects on the environment and to strive continually to improve its environmental performance.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights.  As of January 27, 2009, we held 307 U.S. utility patents, 77 U.S. design patents, 16 foreign patents and 26 foreign registered designs.   As of January 27, 2009, we held 127 U.S. utility patent applications, 16 U.S. design patent applications, 33 foreign patent applications, and 3 foreign design applications pending.    In addition, Garmin often relies on licenses of intellectual property for use in its business.  For example, Garmin obtains licenses for digital cartography technology for use in our products from various sources. As of January 27, 2009, we held 96 U.S. trademark registrations and 191 foreign trademark registrations.    As of January 27, 2009, we had 11 U.S. trademark applications and 46 foreign trademark applications pending.

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

There is no assurance that our current patents, or patents which we may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will preclude us from manufacturing and marketing certain products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change.  In accordance with Federal Communications Commission (“FCC”) rules and regulations, wireless transceiver and cellular handset products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold.  Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission.  A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business.    In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

Because Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin’s operations.  The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provide that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of the Republic of China (Taiwan), also referred to as the CBC.  Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks.  Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year.  Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC.  The above limits apply to remittances involving a conversion between New Taiwan Dollars and U.S. Dollars or other foreign currencies.  The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion.  A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.

Environmental Matters

The European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS Directive") and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and hexavalent chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that were to go into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We modified the design of our products and our manufacturing processes in order to comply with such laws and regulations.

The EU has also enacted the Registration, Evaluation, and Authorization of Chemicals (“REACH”) regulation.  REACH requires manufacturers and importers of articles to register the substances contained in the articles if the substances are intended to be released under normal or reasonably foreseeable conditions of use.  Because the substances contained in our products are not intended to be released under normal or reasonably foreseeable conditions of use, we do not believe we or the importers of our products have an obligation under REACH to register those substances.  It is possible, however, that Garmin could participate in the REACH regulations as necessary to support possible REACH registration requirements of the recyclers of our products.  REACH also imposes notification requirements on manufacturers and importers of articles if the articles contain “substances of very high concern.”  We have established a program in order to comply when and to the extent necessary.

Portable Garmin products which use AC/DC adapters as an option for battery charging would require submissions of energy-use profiles if and when the future implementing measures resulting from the EU EuP (Energy Using Products) Directive define such products as being within their scope.

Garmin products may also become subject to further energy efficiency requirements if and when required under U.S. Federal climate change legislation.

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

Garmin has implemented multiple Environmental Management System (“EMS”) policies in accordance with the International Organization for Standardization (ISO) 14001 standard for Environmental Health and Safety Management.  Garmin’s EMS policies set forth practices, standards, and procedures to ensure compliance with applicable environmental laws and regulations at Garmin’s Kansas headquarters facility, Garmin’s European headquarters facility, and Garmin’s Taiwan manufacturing facility.

Employees

As of December 31, 2008, Garmin had 8,919 full and part-time employees worldwide, of whom 2,896 were in the United States, 76 were in Canada, 5,253 were in Taiwan, 644 were in Europe, and 50 were in other global locations.   Except for some of Garmin’s employees in Brazil, Iceland and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement.  Garmin considers its employee relations to be good.

Item 1A.  Risk Factors

The risks described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

Economic conditions and uncertainty could adversely affect our revenue and margins

        Global financial market downturns increased significantly during the fourth quarter of 2008.  Falling equity market values, depressed housing markets, credit market constraints, weakened consumer confidence and increased unemployment have created fears of a severe recession.  Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete.  The current economic weakness and constrained consumer and business spending has resulted, and may result in the future, in decreased revenue, margins, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailer and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse affect on our results of operations.  The current economic recession also may lead to restructuring actions and associated expenses.

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

Best Buy is a significant customer, representing over 10% of net sales.  Accordingly, our revenues and profitability will be adversely impacted if Best Buy’s business declines or if Best Buy is unable to pay timely.

Best Buy is our largest customer and accounted for 12.0% of our total net sales in 2008.  If Best Buy’s business declines due to the economic conditions, market share losses or other factors, our revenues and profitability will be adversely impacted.  In addition, if Best Buy’s liquidity erodes for any of the reasons discussed above or a tightening in the credit markets and they are unwilling or unable to pay timely, our profitability will be adversely impacted.

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

We license digital mapping data for use in our products from various sources.  There are only a limited number of suppliers of mapping data for each geographical region.  The two largest digital map suppliers are NAVTEQ Corporation and Tele Atlas N.V.  NAVTEQ Corporation is owned by Nokia Oyj and Tele Atlas N.V. is owned by TomTom N.V.  Nokia and TomTom are both competitors of Garmin.

 Although we do not foresee difficulty in continuing to license data at favorable pricing due to the long term license extension signed between Garmin and NAVTEQ in November 2007 (extending our NAVTEQ license agreement through 2015 with an option to extend through 2019), if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with NAVTEQ changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

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

Our Taiwan subsidiary holds, and is expected to continue to hold, significant cash, cash equivalents, and marketable securities and receivables denominated in U.S. Dollars.  Because the U.S. Dollar is the primary currency for our business and in order to substantially reduce the economic consequence of any variation in the exchange rate for the U.S. Dollar and the Taiwan Dollar on these assets, management expects that the Taiwan subsidiary will continue to hold the majority of these assets in U.S. Dollar or U.S. Dollar denominated instruments.  Nonetheless, U.S. GAAP requires the Company at the end of each accounting period to translate into Taiwan Dollars all such U.S. Dollar denominated assets held by our Taiwan subsidiary.  This translation is required because the Taiwan Dollar is the functional currency of the subsidiary.  This U.S. GAAP-mandated translation will cause us to recognize gain or loss on our financial statements as the Taiwan Dollar/U.S. Dollar exchange rate varies.  Such gain or loss will create variations in our earnings per share.  Because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on the Company’s operating performance before the impact of the foreign currency translation.

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

Our business is subject to risks associated with doing business internationally.  We estimate that approximately 39% of our net sales in the fiscal year ended December 27, 2008 represented products shipped to international destinations.  Accordingly, our business, financial condition and results of operations could be harmed by a variety of international factors, including:

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

We intend to evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise.  In 2008, we acquired our distributors in Austria, Belgium, Denmark, Finland, Portugal and Sweden to strengthen its presence and capabilities in the European market.   We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Any past or future acquisitions could also result in difficulties assimilating acquired employees (including cultural differences with foreign acquisitions), operations, and products and diversion of capital and management’s attention away from other business issues and opportunities.  Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us.  Our management has had limited experience in assimilating acquired organizations and products into our operations.  We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we made in 2008 or may make in the future.  If we fail to successfully integrate such transactions, our business could be materially harmed.

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

We do not believe that we (or any of our non-United States subsidiaries) are currently a ‘‘passive foreign investment company’’ for United States federal income tax purposes.  We do not expect to become a passive foreign investment company.  However, because the passive foreign investment company determination is made annually based on whether the company’s income or assets meet certain thresholds as determined under United States federal tax principles which are based on facts and circumstances that may be beyond our control, we cannot assure that we will not become a passive foreign investment company in the future.  If we are a passive foreign investment company in any year, then any of our shareholders that is a United States person could be liable to pay tax on their pro rata share of our income plus an interest charge upon some distributions by us or when that shareholder sells our common shares at a gain.  Further, if we are classified as a passive foreign investment company in any year in which a United States person is a shareholder, we generally will continue to be treated as a passive foreign investment company with respect to such shareholder in all succeeding years, regardless of whether we continue to satisfy the income or asset tests mentioned above.

We do not believe that we (or any of our non-United States subsidiaries) are currently a Controlled Foreign Corporation (CFC) for United States federal income tax purposes.  We do not expect to become a CFC.  The CFC determination is made daily based on whether the United States shareholders own more than fifty percent of the voting power or value of the Company.  Only United States persons that own ten percent or more of the voting power of the Company’s shares qualify as United States shareholders.  If the Company were to be classified as a CFC for an uninterrupted thirty day period in any year, the Company’s shareholders that qualify as United States shareholders could be liable to pay US income tax at ordinary income tax rates on their pro-rata share of certain categories of the Company’s income for the period in which the Company is classified as a CFC. As the Company cannot control the ownership of the Company’s stock nor can the Company control which shareholders participate in the Company’s stock buyback program, ownership changes could result that create United States shareholders which increase the risk of Garmin being treated as a CFC.

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

The market price of our common shares has been, and may continue to be, highly volatile.  During 2008, the price of our common shares ranged from a low of $14.40 to a high of $95.58. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of February 4, 2009 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 43.7% of our outstanding common shares.  Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions.  This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Unlike many jurisdictions in the United States, Cayman Islands law does not currently provide for mergers as that expression is understood under corporate law in the United States. While Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement,” the procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The Grand Court of the Cayman Islands must also sanction the convening of these meetings and the terms of the amalgamation. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some otherprovision of the Companies Law.

There are proposals to amend the Companies Law to permit companies to merge in a manner broadly similar to the mergers provisions in the State of Delaware.  Those proposals were released by the Cayman Islands government for comment on January 20, 2009.  Although the period for comments has now expired, a final draft bill has not been released and, therefore, it is not possible to specify the final form of the proposals or an anticipated date for such legislation to be adopted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy a facility of approximately 995,000 square feet on 42 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America.  An additional approximately 125,000 square foot expansion to the main Olathe facility is in process for additional development and/or aviation manufacturing space (expected completion June 2009), which will bring the total size of the main Olathe facility to 1,120,000 square feet when complete.  Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 46 acres of land on the Olathe site for future expansion.  In connection with the bond financings for the facility in Olathe and the expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City.  Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200.  Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

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

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease.  This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050.  Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land.

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

Garmin International, Inc. also leases an additional: (i) 18,392 square feet of office space in Kansas City, Missouri for a call center operation; (ii) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (iii) 15,096 square feet of aggregate office space in two buildings in Tempe, Arizona for software development; (iv) 5,509 square feet of office space in San Francisco, CA for its Garmin Connect division; (v) 8,183 square feet of office space in Diamond Bar, California for software development; (vi) 5,952 square feet of office space (and 17,536 square feet of land on which the premises sits) in Wichita, Kansas for aviation development and support; and (vii) 11,857 aggregate square feet in two buildings in South Beach, Oregon for the former Nautamatic (now TR-1) marine autopilot operations.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England.

Item 3.  Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin International, Inc. and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ’671 patent”).  On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness.  On September 30, 2008, the court issued a Memorandum Opinion and Order granting Garmin International’s Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness with respect to the ’671 patent.  On October 8, 2008, the court issued an Amended Final Judgment ordering that Encyclopaedia Britannica take nothing from its action against Garmin International with respect to the ’671 patent and closed that case.

On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006.  Garmin International believes that it should not be found liable for infringement of the ‘018 patent and additionally that the ‘018 patent is invalid.  On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006.  Garmin International believes that it should not be found liable for infringement of the ‘437 patent and additionally that the ‘437 patent is invalid.  Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex).  On October 5, 2007, the defendants in that case filed a Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and the parties await a hearing and/or the court’s ruling on that motion. On February 6, 2009, the court entered a scheduling order enabling all defendants in these cases to file a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and stayed all proceedings pending the court’s ruling on the joint motion for summary judgment. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International believes that the claims are without merit and intends to vigorously defend these actions.

SP Technologies, LLC v. Garmin Ltd., Garmin International, Inc., TomTom, Inc., and Magellan Navigation, Inc.

On June 5, 2008, SP Technologies, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin Ltd. and Garmin International, Inc. alleging infringement of U.S. Patent No. 6,784,873 (“the ’873 patent”).  On July 7, 2008, SP Technologies, LLC filed an amended complaint alleging infringement of the ’873 patent against additional defendants TomTom, Inc. and Magellan Navigation, Inc.  Garmin believes that it should not be found liable for infringement of the ’873 patent and additionally that the ’873 patent is invalid.  Garmin intends to vigorously defend this lawsuit

On August 18, 2008, Garmin filed its answer to the amended complaint along with a motion for dismissal of SP Technologies, LLC’s claims of willful and inducement infringement of the ’873 patent.  On October 16, 2008, the court granted Garmin’s motion for partial dismissal, striking the willful and inducement infringement allegations from the amended complaint.

On January 7, 2009, Garmin filed an Amended Answer and Counterclaims asserting the ’873 patent is not infringed, is invalid, and that the plaintiff committed inequitable conduct resulting in unenforceability of the ’873 patent.  On February 2, 2009, codefendant TomTom filed a Motion for Summary Judgment of Unenforceability of the ’873 Patent Due to Inequitable Conduct.  The parties await a hearing or the Court’s ruling on this summary judgment motion.

Scott C. Harris and Memory Control Enterprise, LLC v. Dash Navigation, Inc., Garmin International, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc.

On September 4, 2008, Scott C. Harris and Memory Control Enterprise, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin International, Inc., along with Dash Navigation, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc. The complaint against Garmin International, Inc. alleges infringement of U.S. Patent No. 6,892,136 (“the ’136 patent”). Garmin believes that it should not be found liable of infringement of the ’136 patent and additionally that the ’136 patent is invalid.  Garmin intends to vigorously defend this lawsuit.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business.  We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2008.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 5, 2009.

Dr. Min H. Kao, age 60, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004.  He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002.  Dr. Kao has served as a director and officer of various subsidiaries of the Company since August 1990.  Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 43, has served as a director of Garmin Ltd. since August 2004, and as President and Chief Operating Officer of Garmin Ltd. since October 2007. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995.  Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 46, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000.  He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 53, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2008. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2008.  He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001.  Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Brian J. Pokorny, age 45, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997.  Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

Danny J. Bartel, age 59, has been Vice President, Worldwide Sales of Garmin International, Inc. since 2006.   Previously, he was Technical/Survey Sales Manager of Garmin International, Inc. from 1992 to 1993, Director, Europe, Middle East and Africa of Garmin (Europe) Ltd. from 1994 to 1999, and Director of Consumer Electronic Sales of Garmin International, Inc. from 1999 to 2006. He has been a director of Garmin (Europe) Ltd. since July 2004.  Mr. Bartel holds a B.S. in Electrical Engineering from South Dakota State University and a B.A. in Management from Central Michigan University.

Gary V. Kelley, age 62, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004.   Mr. Kelley holds a BBA degree from Baker University.  He also holds a commercial pilot license with instrument and flight instructor ratings.

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

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”).  As of February 8, 2009, there were 280 shareholders of record.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2008 and 2007 was as follows:

	Year Ended
	December 27, 2008		December 29, 2007
	High	Low	High	Low
First Quarter	$97.00	$53.10	$57.66	$49.19
Second Quarter	$56.41	$40.90	$75.03	$52.69
Third Quarter	$48.70	$32.11	$121.14	$75.18
Fourth Quarter	$34.34	$15.22	$123.80	$82.32

The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on December 1, 2008 which was paid on December 15, 2008. The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on August 15, 2007 which was paid on September 14, 2007.   Garmin currently expects to pay a cash dividend in December 2009. The decision whether to pay a dividend and the amount of the dividend will be made closer to the payment date based on  the Company’s cash balance, cash requirements and cash flow generation..

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to repurchase up to 5.0 million shares of the Company as market and business conditions warrant.  This share repurchase program was completed in second quarter 2008.

The Board of Directors approved a share repurchase program on June 6, 2008, authorizing the Company to repurchase up to 10.0 million shares of the Company as market and business conditions warrant.  This share repurchase program was completed in fourth quarter 2008.

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant.  Approximately $258 million of this plan remains outstanding.  The share repurchase authorization expires on December 31, 2009.

			Maximum Number of Shares (or
			Approx. Dollar Value of Shares
	Total # of	Average Price	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Purchased Under the Plans or Programs
October 2008	242,445	$22.58	$300,000
November 2008	1,962,081	$19.83	$261,096
December 2008	175,258	$15.86	$258,317
Total	2,379,784	$19.82	$258,317

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

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Garmin common shares during the period from December 31, 2003 through December 31, 2008, and compares it to the cumulative total return on the NASDAQ Composite Index and the NASDAQ 100 Index.  Garmin is one of the constituent companies of the NASDAQ 100 Index. The comparison assumes a $100 investment on December 31, 2003, in Garmin common shares and in each of the foregoing indexes and assumes reinvestment of dividends.

	12/03	12/04	12/05	12/06	12/07	12/08

Garmin Ltd.	100.00	112.63	123.94	210.00	368.72	76.08
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ-100	100.00	109.73	112.30	123.84	145.65	86.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

           The following table sets forth selected consolidated financial data of the Company.  The selected consolidated balance sheet data as of December 27, 2008 and December 29, 2007 and the selected consolidated statement of income data for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K.  The selected consolidated balance sheet data as of  December 30, 2006, December 31, 2005, and December 25, 2004 and the selected consolidated statement of income data for the years ended December 31, 2005 and December 25, 2004 were derived from the Company’s audited consolidated financial statements, not included herein.

           The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$3,494,077	$3,180,319	$1,774,000	$1,027,773	$762,549
Cost of goods sold	1,940,562	1,717,064	891,614	492,703	351,310
Gross profit	1,553,515	1,463,255	882,386	535,070	411,239

Operating expenses:
Selling, general and administrative	485,389	396,498	214,513	122,021	78,991
Research and development	206,109	159,406	113,314	74,879	61,580
Total operating expenses	691,498	555,904	327,827	196,900	140,571

Operating income	862,017	907,351	554,559	338,170	270,668
Other income/(expense), net (2), (3), (4)	52,349	70,922	39,995	34,430	(15,457)
Income before income taxes	914,366	978,273	594,554	372,600	255,211

Income tax provision	181,518	123,262	80,431	61,381	49,511
Net income	$732,848	$855,011	$514,123	$311,219	$205,700

Net income per share: (5)
Basic	$3.51	$3.95	$2.38	$1.44	$0.95
Diluted	$3.48	$3.89	$2.35	$1.43	$0.94
Weighted average common shares outstanding: (5)
Basic	208,993	216,524	216,340	216,294	216,322
Diluted	210,680	219,875	218,845	218,236	218,060

Cash dividends per share (5)	$0.75	$0.75	$0.50	$0.25	$0.25

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$696,335	$707,689	$337,321	$334,352	$249,909
Marketable securities	274,895	424,505	480,876	376,723	322,215
Total assets	2,924,581	3,291,460	1,897,020	1,362,235	1,117,391
Total debt (6)	-	-	248	-	-
Total stockholders' equity	2,225,854	2,350,614	1,557,899	1,157,264	935,857

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2)	Other income/(expense), net mainly consists of gain on sale of equity securities, interest income, interest expense, andforeign currency gain (loss)
(3)
Includes $23.0 million, $0.6 million and $15.3 million for foreign currency gains in 2007, 2006 and 2005 respectively,and $35.3 million and $24.8 million for foreign currency losses in 2008 and 2004 respectively.

(4)	Includes a $50.9 million gain on sale of equity securities primarily related to the sale of our equity interest in Tele Atlas N.V.
(5)	All prior period common stock and applicable share and per share amounts have been retroactively adjustedto reflect a 2-for-1 split of the Company's common stock effective August 15, 2006.
(6)	Total debt consists of notes payable and long-term debt.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year.  Fiscal year 2005 contained 53 weeks compared to 52 weeks for fiscal years 2008, 2007, 2006, and 2004.  Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods.  Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology.  We operate in four business segments, which serve the marine, outdoor/fitness, automotive/mobile, and aviation markets.  Our segments offer products through our network of subsidiary distributors and independent dealers and distributors.  However, the nature of products and types of customers for the four segments can vary significantly.  As such, the segments are managed separately.  Our portable GPS receivers and accessories for marine, recreation/fitness and automotive/mobile segments are sold primarily to retail outlets.  Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits.  Our sales have increased at a compounded annual growth rate of 46% since 2004 and our net income has increased at a compounded annual growth rate of 37% since 2004.  The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of MotionBased Technologies LLC in 2005, Dynastream Innovations Inc. in 2006, Digital Cyclone, Inc. and the assets of Nautamatic Marine Systems, Inc. in 2007, and ten European distributors in 2007 and 2008.  These acquisitions had no significant impact on net income for those years.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results.  The functional currency of our European operations is the Euro (effective July 2007) and the functional currency of Garmin Corporation, headquartered in Taiwan, is the Taiwan Dollar.  Approximately 76% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro.  We experienced ($35.3) million, $23.0 million, $0.6 million, $15.3 million, and ($24.8) million in foreign currency gains (losses) during fiscal years 2008, 2007, 2006, 2005, and 2004, respectively.  The 2008 foreign currency loss includes a realized gain of $21.5 million due to the strengthening of the Euro between the date we purchased shares in Tele Atlas N.V. in October 2007 and the tender of shares in February, March, and June 2008.  To date, we have not entered into hedging transactions with the Euro, the British Pound Sterling, or the Taiwan Dollar, and we do not currently plan to utilize hedging transactions in the future.

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

Revenue Recognition

Garmin records estimated reductions to revenue for customer sales programs returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives.   The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.   Changes in these estimates could negatively affect Garmin’s operating results.   These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, are accrued for on a percentage of sales basis.   If market conditions were to decline, Garmin may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit based on our evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected within 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

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

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity.   Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold.   Fair value of investments in auction rate securities are valued using third party estimates which followed an income approach valuation methodology.  Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary.   If investments are determined to be impaired, a capital loss is recognized at the date of determination.

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

Income Taxes

Garmin provides deferred tax assets and liabilities based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.    While no valuation allowance has been recorded, it is Garmin’s policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized.  While Garmin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Garmin were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made.  Likewise, should Garmin determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made.

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

Stock Based Compensation

Garmin awards stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares each year as part of Garmin’s compensation package for employees.  Employees with certain levels of responsibility within Garmin are eligible for stock options, SAR grants, RSU grants and/or performance shares but the granting of options, SARs, RSUs and/or performance shares is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation.  Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers.  The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is delivered to the customer’s location. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty programs discussed below.  Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results.  We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

Net sales are subject to seasonal fluctuation.  Typically, sales of our consumer products are highest in the second quarter, due to increased demand during the spring and summer season, and in the fourth quarter, due to increased demand during the holiday buying season.  Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

Gross Profit

Raw material costs are our most significant component of cost of goods sold.  In 2008, gross margin for our automotive/mobile segment declined 310 basis points as the average selling price continued to decline and we experienced further shift in product mix to lower-margin product groups.  These impacts were somewhat offset by raw material price declines, most significantly flash memory.  In the first half of 2007, we experienced favorable product mix and product pricing, which allowed us to hold margins in our automotive/mobile segment steady; margin declines in the second half of 2007 were primarily a result of average selling price declines, coupled with raw materials price increases, most notably the costs for flash memory, in late second quarter and through the third quarter of 2007 when we were purchasing these components for our holiday production runs, resulting in margin declines as these components were sold, primarily in the fourth quarter of 2007.   In the first half of 2006, we experienced meaningful price declines on flash memory and color screens, which allowed us to hold margins in our automotive/mobile segment steady in the face of price declines, and allowed us to improve margins in other business segments as well.   While these price declines did not continue throughout all of 2006, we did have additional component cost reductions as we neared year end that offset a shift in product mix to lower-margin product groups.  Gross margins for the aviation, marine, and outdoor/fitness segments are more stable.  Our long-term gross margin targets are 65%, 55% and 55%, respectively, for these segments.

Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components.  We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, our Shijr, Jhongli, and Lin-Kou manufacturing plants in Taiwan, our Olathe, Kansas, and Salem, Oregon manufacturing plants have experienced relatively low costs of manufacturing.  In general, products manufactured in Taiwan have been our highest volume products.  Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit.  In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points.  The average selling prices of our aviation products have increased due to product mix and the introduction of more advanced products sold at higher prices.  The effect of the sales price differences inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

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

As revenues have grown, selling, general and administrative expenses have also increased during the past five years.  Due to the economic pressure on our consumer-oriented business, we plan to decrease selling, general and administrative expenses in 2009.  We expect to decrease advertising and marketing expenses to better match anticipated demand and to support operating margins.  We also reduced advertising and marketing expenses in the second half of 2008 and did not experience a negative impact to our market share.  We also expect selling, general and administrative costs, excluding advertising, to be flat in 2009.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development.    Approximately 86% of the research and development of our products is performed in North America.   The remainder of our research and development activities are performed by our Taiwan engineering group, which has increased in size in recent years.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices.  We continue to grow our research and development budget in absolute terms.

Customers

Best Buy accounted for 12.0% of our net sales in the year ended December 27, 2008.  Our top ten customers have contributed between 24% and 43% of net sales since 2004.  We have experienced average sales days in our customer accounts receivable of between 43 and 70 days since 2004.  We have experienced an increase in the level of customer accounts receivable days due to changes in product mix, longer payment terms, and macroeconomic conditions.  We expect to reduce the level of customer accounts receivable days as we negotiate shorter payment terms with our customers.  In 2008, one of our key customers, Circuit City, filed for bankruptcy resulting in an increase of $18.5 million in accounts receivable reserve.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our parent company based on its intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate.  As a result, our consolidated effective tax rate was approximately 19.9% during 2008.  This is an increase from 12.6% during 2007 due to a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and a more unfavorable mix of taxable income among the tax jurisdictions in which the Company operates.  We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2013.   We plan on applying for additional incentives for years beyond 2013 based on capital investments we expect to make in the future.  However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply.  Management believes that due to lower operating margins predicted for fiscal 2009, there may be slightly less revenue recognized by entities in lower tax rate jurisdictions.  Therefore, the effective tax rate for fiscal 2009 is expected to be slightly higher than fiscal 2008.  The actual effective tax rate will be dependent upon the operating margins, production volume, additional capital investments made during fiscal 2009, and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 27,	Dec.29,	Dec. 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	55.5%	54.0%	50.3%
Gross profit	44.5%	46.0%	49.7%
Operating expenses:
Selling, general and administrative	13.9%	12.5%	12.1%
Research and development	5.9%	5.0%	6.4%
Total operating expenses	19.8%	17.5%	18.5%
Operating income	24.7%	28.5%	31.2%
Other income / (expense) , net	1.5%	2.2%	2.3%
Income before income taxes	26.2%	30.7%	33.5%
Provision for income taxes	5.2%	3.9%	4.5%
Net income	21.0%	26.8%	29.0%

The following table sets forth our results of operations through income before income taxes for each of our four segments during the period shown.   For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Outdoor/		Automotive/
Fiscal year ended December 27, 2008	Fitness	Marine	Mobile	Aviation

Net sales	$427,783	$204,477	$2,538,411	$323,406
Cost of goods sold	181,037	93,052	1,560,816	105,657
Gross profit	246,746	111,425	977,595	217,749

Research and development	25,419	19,374	85,610	75,706
Selling, general and administrative expenses	60,732	32,068	367,880	24,709
Total expenses	86,151	51,442	453,490	100,415

Operating income	160,595	59,983	524,105	117,334
Other income / (expense), net	5,391	3,921	41,634	1,403

Income before income taxes	$165,986	$63,904	$565,739	$118,737

	Outdoor/		Automotive/
Fiscal year ended December 29, 2007	Fitness	Marine	Mobile	Aviation

Net sales	$339,741	$203,399	$2,342,184	$294,995
Cost of goods sold	155,086	93,230	1,368,979	99,769
Gross profit	184,655	110,169	973,205	195,226

Research and development	23,302	16,879	59,390	59,835
Selling, general and administrative expenses	41,119	25,914	305,065	24,400
Total expenses	64,421	42,793	364,455	84,235

Operating income	120,234	67,376	608,750	110,991
Other income / (expense), net	7,570	4,544	56,392	2,416

Income before income taxes	$127,804	$71,920	$665,142	$113,407

	Outdoor/		Automotive/
Fiscal year ended December 30, 2006	Fitness	Marine	Mobile	Aviation

Net sales	$285,362	$166,639	$1,089,093	$232,906
Cost of goods sold	121,724	73,687	613,902	82,301
Gross profit	163,638	92,952	475,191	150,605

Research and development	16,697	13,121	37,125	46,371
Selling, general and administrative expenses	30,176	19,307	145,113	19,917
Total expenses	46,873	32,428	182,238	66,288

Operating income	116,765	60,524	292,953	84,317
Other income / (expense), net	4,140	4,563	29,468	1,824

Income before income taxes	$120,905	$65,087	$322,421	$86,141

Comparison of 52-Weeks Ended December 27, 2008 and December 29, 2007

Net Sales

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$427,783	12.2%	$339,741	10.7%	$88,042	25.9%
Marine	204,477	5.9%	203,399	6.4%	1,078	0.5%
Automotive/Mobile	2,538,411	72.6%	2,342,184	73.6%	196,227	8.4%
Aviation	323,406	9.3%	294,995	9.3%	28,411	9.6%
Total	$3,494,077	100.0%	$3,180,319	100.0%	$313,758	9.9%

The increase in total net sales for 2008 was primarily driven by outdoor/fitness, automotive/mobile and aviation product offerings.  Automotive/mobile revenue remains a significantly larger portion of our revenue mix, decreasing slightly from 73.6% in 2007 to 72.6% in 2008.  Total unit sales increased 38% to 16.9 million in 2008 from 12.3 million in 2007.   The higher unit sales volume in 2008 was primarily attributable to strong sales of automotive products, particularly in North America, and outdoor/fitness products.   In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Automotive/mobile segment revenue grew 8.4% in 2008, on the strength of the nuvi® series of personal navigation devices (PNDs), as well as increased consumer awareness of the capabilities and applications of GPS.   On a percentage basis, revenues in our outdoor/fitness segment grew faster than any other segment from the year ago period due to the introduction of the Colorado™ series, the Oregon ™ series, the Forerunner® 405 and Edge® 705 which offer enhanced form factors and cartography.  Our aviation segment continued to grow on the strength of our G1000 cockpit as an OEM (original equipment manufacturer) solution.  This growth slowed significantly in the second half of 2008 as the macroeconomic conditions influenced purchasing decisions and slowed OEM production schedules.   Marine revenues were slightly higher than the prior year due to strong growth in the first quarter of 2008 offset by flat to declining revenue in the remainder of the year due to macroeconomic conditions and fuel prices.

The Company anticipates that the macroeconomic conditions will dampen or eliminate revenue growth in 2009 across all segments.

Gross Profit

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$246,746	57.7%	$184,655	54.4%	$62,091	33.6%
Marine	111,425	54.5%	110,169	54.2%	1,256	1.1%
Automotive/Mobile	977,595	38.5%	973,205	41.6%	4,390	0.5%
Aviation	217,749	67.3%	195,226	66.2%	22,523	11.5%
Total	$1,553,515	44.5%	$1,463,255	46.0%	$90,260	6.2%

The increase in gross profit dollars was primarily attributable to the outdoor/fitness and aviation segments where revenue growth and consistent margins contributed.  Gross profit margin percentage for the Company overall decreased 150 basis points as a result of the automotive/mobile segment decline of 310 basis points offset to some extent by strong gross margins in our other three segments.   The automotive/mobile segment is by nature a lower-margin business and the Company has begun to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs.  Management believes that the trend to lower gross margins for this segment will continue due to ongoing price declines and further product mix shift toward lower margin products.  Outdoor/fitness gross margin has increased due to a newer suite of products.  A product mix favoring the high margin G1000 in the aviation segment resulted in favorable gross margins for the aviation segment in 2008.   Marine gross margin remained relatively stable and within historic ranges.

Selling, General and Administrative Expenses

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$60,732	14.2%	$41,119	12.1%	$19,613	47.7%
Marine	32,068	15.7%	25,914	12.7%	6,154	23.7%
Automotive/Mobile	367,880	14.5%	305,065	13.0%	62,815	20.6%
Aviation	24,709	7.6%	24,400	8.3%	309	1.3%
Total	$485,389	13.9%	$396,498	12.5%	$88,891	22.4%

The increase in selling, general and administrative expense was driven primarily by costs associated with the European distributors acquired in 2007 and 2008, increased staffing to support our growth and bad debt expense.   Selling, general and administrative expenses excluding advertising increased by $87.7 million in 2008 due to the acquired European distributors, information technology, call center operations, and other administrative areas to support the growth of our businesses, as well as bad debt expense due to the bankruptcy of Circuit City. We expect selling, general and administrative expenses excluding advertising to be flat in 2009.  Further bankruptcies among our customer base or inability to pay timely, could result in increased bad debt expense in 2009.  Advertising expenses increased by $1.2 million on a year-over-year basis as we reduced activities during the second half of the year due to moderating growth associated with the macroeconomic pressures.  Management expects to continue to reduce advertising costs in 2009 to better match anticipated demand and to support operating margins.

Research and Development Expense

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$25,419	5.9%	$23,302	6.9%	$2,117	9.1%
Marine	19,374	9.5%	16,879	8.3%	2,495	14.8%
Automotive/Mobile	85,610	3.4%	59,390	2.5%	26,220	44.1%
Aviation	75,706	23.4%	59,835	20.3%	15,871	26.5%
Total	$206,109	5.9%	$159,406	5.0%	$46,703	29.3%

The increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 350 new engineering personnel to our staff during the period, and an increase in engineering program costs in 2008 as a result of our continued emphasis on product innovation.  Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products.  Management expects that its research and development expenses will increase approximately 10%-15% during fiscal 2009 on an absolute dollar basis due to the anticipated introduction of a strong portfolio of new products slated for fiscal 2009.  Management expects to continue to invest in the research and development of new products and technology in order to maintain Garmin’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 27, 2008	December 29, 2007
Interest Income	$35,535	$41,995
Foreign Currency Exchange	$(35,286)	$22,964
Gain on sale of equity securities	$50,884	$5,101
Other	$1,216	$862
Total	$52,349	$70,922

Other income (expense) principally consists of interest income, interest expense and foreign currency exchange gains and losses.  Other income (expense) was lower in fiscal 2008 relative to fiscal 2007, with the majority of this difference caused by a large foreign currency loss in 2008.  Interest income for fiscal 2008 decreased due to lower interest rates and a decline in our cash and marketable securities balances during the year.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar , the Euro, and the British Pound Sterling.   The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark and Garmin Sweden.  As these entities have grown, Euro currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian dollar, Danish Krone, Swedish Krona and Australian Dollar are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, and Garmin Australasia respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The $35.3 million currency loss in 2008 was related to the strengthening of the U.S. Dollar offset by a gain associated with the sales and tender of our Tele Atlas N.V. shares.  During 2008, the Taiwan Dollar weakened 1.6% in comparison to the U.S. Dollar, resulting in a $20.8 million gain.  The Euro weakened 4.1% and the British Pound Sterling weakened 26.1% relative to the U.S. Dollar in 2008 which resulted in a $77.3 million loss. The relative weakness of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro and British Pound Sterling transactions relate to revenue. Offsetting this net loss was a realized gain of $21.5 million due to the strengthening of the Euro between the date of purchase of the Tele Atlas N.V. shares in October 2007 to the dates of tender in February, March, and June 2008.  Other net currency losses and the timing of transactions created the remaining loss of $0.3 million.

The majority of the $23.0 million currency gain in fiscal 2007 was due to the weakening of the U.S. Dollar compared to the Euro and the British Pound Sterling.   During fiscal 2007, the Taiwan Dollar strengthened relative to the U.S. Dollar, resulting in a $2.5 million loss.   The British Pound Sterling and the Euro strengthened 2% and 11.4% respectively, relative to the U.S. Dollar during fiscal 2007, which resulted in a $25.6 million gain.   Other net currency gains and the timing of transactions created the remaining loss of $0.1 million.

Other income of $50.9 million in 2008 was primarily generated from the sale of our equity interest in Tele Atlas N.V. which we acquired in 2007 in connection with our announced intent to make a cash offer for all outstanding shares, which was subsequently abandoned.

Income Tax Provision

Our earnings before taxes fell 6.5% when compared to 2007, yet our income tax expense increased by $58.2 million, to $181.5 million, for fiscal year 2008 from $123.3 million for fiscal year 2007, due to a higher effective tax rate.  The effective tax rate was 19.9% for fiscal 2008 compared to 12.6% for fiscal 2007.  The increase in tax rate is due to a change in tax law related to the repatriation of earnings from our Taiwan subsidiary and the unfavorable mix of taxable income among the tax jurisdictions in which the Company operates.

Net Income

As a result of the various factors noted above, net income decreased 14% to $732.8 million for fiscal year 2008 compared to $855.0 million for fiscal year 2007.

Comparison of Fiscal Years Ended December 27, 2007 and December 30, 2006

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

The increase in total net sales during fiscal 2007 was primarily due to the introduction of over 60 new products and overall demand for our automotive products.  The aviation, marine, and outdoor/fitness segments also experienced solid growth in 2007.   Total units sold increased 128% to 12.3 million in 2007 from 5.4 million in 2006.

The increase in net sales to consumers was primarily due to the introduction of many new automotive, outdoor/fitness, and marine products, strong demand for our automotive products, and solid demand for our aviation, marine, and outdoor/fitness products.  It is management’s belief that the continued demand for the Company’s automotive products is due to overall increased consumer awareness of the capabilities and applications of GPS, particularly as those capabilities pertain to automobile navigation.  Additionally, the expansion of the GPS market in general, as well as enhanced feature sets in our products specifically, has added to our growth.  Innovative new product offerings, enhanced cartography, rich feature sets, and products featuring high sensitivity GPS capabilities increased sales of our marine and outdoor fitness segments.  The increase in aviation sales for fiscal 2007 was primarily due to increased sales from panel mount products sold into the OEM (original equipment manufacturers) and retrofit markets. Sales of the G1000 integrated glass cockpit were the primary reason for increased OEM sales in 2006.  While Temporary Flight Restrictions (TFR's) continue to impact general aviation, the flying community is adapting to these changes and returning to the skies in greater numbers.

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

Selling, General and Administrative Expenses

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$41,119	12.1%	$30,176	10.6%	$10,943	36.3%
Marine	25,914	12.7%	19,307	11.6%	6,607	34.2%
Automotive/Mobile	305,065	13.0%	145,113	13.3%	159,952	110.2%
Aviation	24,400	8.3%	19,917	8.6%	4,483	22.5%
Total	$396,498	12.5%	$214,513	12.1%	$181,985	84.8%

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

Research and Development Expenses

	Fiscal year ended December 29, 2007		Fiscal year ended December 30, 2006
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,302	6.9%	$16,697	5.9%	$6,605	39.6%
Marine	16,879	8.3%	13,121	7.9%	3,758	28.6%
Automotive/Mobile	59,390	2.5%	37,125	3.4%	22,265	60.0%
Aviation	59,835	20.3%	46,371	19.9%	13,464	29.0%
Total	$159,406	5.0%	$113,314	6.4%	$46,092	40.7%

The increase in research and development expense was primarily attributable to the addition of over 400 associates to our research and development team during fiscal 2007.  A key strategic initiative for future growth and success of Garmin is continuous innovation, development and introduction of new products, which was facilitated by these additions to research and development staff.

Other Income (Expense)

	Fiscal year ended	Fiscal year ended
	December 29, 2007	December 30, 2006
Interest income	$41,995	$35,897
Interest expense	(207)	(41)
Foreign currency gain	22,964	596
Gain on sale of equity securities	5,101	3,852
Other	1,069	(309)
Total	$70,922	$39,995

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

Liquidity and Capital Resources

Net cash generated by operations was $862.2 million, $682.1 million, and $361.9 million for fiscal years 2008, 2007 and 2006, respectively.  We experienced reductions in both accounts receivable and inventories that contributed to cash generated by operations in 2008.  Accounts payable also decreased representing a use of cash.  We are focused on reducing accounts receivable days outstanding as we negotiate shorter payment terms with our customers.  With regard to inventory, we operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand.  Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand.  We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products.  We do plan to further reduce inventory levels in 2009 in response to slowing consumer demand.

Capital expenditures in 2008 totaled $119.6 million, a decrease of $37.2 million from fiscal 2007.  This amount in 2008 reflects the build-out of additional manufacturing lines in Lin-Kou, Taiwan, completion of our expanded North American distribution facility and maintenance activities.  Capital expenditures in 2007 totaled $156.8 million, an increase of $63.9 million from fiscal 2006.   This amount in 2007 reflects the purchase and build-out of an additional manufacturing facility in Lin-Kou, Taiwan, continued expansion of research and development facilities in our Taiwan facilities, as well as ordinary capital expenditures for fiscal 2007.  Capital expenditures in 2006 totaled $92.9 million, an increase of $65.8 million from fiscal 2005.   This amount in 2006 reflects the purchase and renovation of an additional manufacturing facility in Jhongli, Taiwan, the purchase of a new European headquarters in the United Kingdom, as well as ordinary capital expenditures for fiscal 2006.

We have budgeted approximately $60 million of capital expenditures during fiscal 2009 to include normal ongoing capital expenditures, as well as completion of the aviation manufacturing expansion in Olathe, Kansas.

In addition to capital expenditures, 2008 cash flow used in investing related to the purchase of European distributors for a total of $60.1 million, the net sale of $130.7 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $7.0 million of intangible assets.  The net sale of fixed income securities was primarily related to $239.3 million of cash generated from the tender of our shares of Tele Atlas N.V.  Garmin’s average return on its investments during fiscal 2008 was approximately 3.4%.    In addition to capital expenditures, 2007 cash flow used in investing related to the purchase of Digital Cyclone, Inc., Garmin France SAS, Garmin Deutschland GmbH, Garmin Iberia S.A., Garmin Italia S.p.A., and the assets of Nautamatic Marine Systems, Inc. for a total of $128.8 million, the net sale of $112.8 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $2.9 million of intangible assets.  The $112.8 million net sale of fixed income securities includes the purchase of $188.2 million of Tele Atlas N.V. outstanding shares in connection with our announced intent to make a cash offer for all outstanding shares which was subsequently abandoned.  Garmin’s average return on its investments during fiscal 2007 was approximately 4.3%.    In addition to capital expenditures, in 2006 cash flow used in investing related to the purchase of Dynastream Innovations, Inc. for $36.5 million, the net purchase of $93.8 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $3.1 million of intangible assets.  Garmin’s average return on its investments during fiscal 2006 was approximately 4.7%.   It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.

Net cash used by financing activities during 2008 was $808.1 million resulting from the use of $671.8 million for the stock repurchases and $150.3 million for the payment of a dividend offset by $14.0 million from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights and the related tax benefit.  The $671.8 million of share repurchases represents 17.1 million common shares.  Refer to “Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional discussion regarding the 2008 share repurchase programs. Cash flow related to financing activities resulted in a net use of cash in 2007 of $136.1 million.   During 2007, Garmin repurchased 57,235 of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expired on December 31, 2007.   Sources and uses in financing activities during 2007 related primarily to a use for the payment of a dividend ($162.5 million) and the purchase of stock ($7.8 million), and a source of cash from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights the related tax benefit, and the employee stock purchase plan ($34.4 million).   Cash flow related to financing activities resulted in a net use of cash in 2006 of $132.7 million.   During 2006, Garmin repurchased 1,155,300 shares of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expired on December 31, 2007.   Sources and uses in financing activities during 2006 related primarily to uses for the payment of a dividend ($107.9 million) and stock repurchase ($50.5 million), and a source of cash from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights and the related tax benefit, and the employee stock purchase plan ($25.7 million).

Cash dividends paid to shareholders were $150.3 million, $162.5 million, and $107.9 million during fiscal years 2008, 2007, and 2006, respectively.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements and to repurchase shares.  We expect that future cash requirements will principally be for capital expenditures, working capital, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2009.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 27, 2008, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$44,048	$7,957	$13,789	$11,061	$11,241
Purchase Obligations	51,471	47,966	2,265	1,240	0
Total	$95,519	$55,923	$16,054	$12,301	$11,241

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, Europe, and Canada.   Purchase obligations are the aggregate of those purchase orders that were outstanding on December 27, 2008; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

We may be required to make significant cash outlays related to unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $214.4 million as of December 27, 2008, have been excluded from the contractual obligations table above.  For further information related to unrecognized tax benefits, see Note 2, “Income Taxes”, to the consolidated financial statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, the Euro, and British Pound Sterling.  Garmin Corporation, headquartered in Shijr, Taiwan, uses the local currency as the functional currency.  The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.  In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.  In 2008, the Taiwan Dollar weakened 1.6% relative to the U.S. Dollar which resulted in a cumulative translation adjustment of negative $15.3 million at the end of fiscal 2008 and a net foreign currency gain of $20.8 million at Garmin Corporation during 2008.

All European subsidiaries excluding Garmin (Europe) Ltd., Garmin Danmark and Garmin Sweden use the Euro as the functional currency.  The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar.   The Company believes that gains and losses will become more material in the future as our European presence grows.    In 2008, the Euro weakened 4.1% relative to the U.S. dollar and the British Pound Sterling weakened 26.1% relative to the U.S. dollar.   These currency moves resulted in a foreign currency loss of $77.3 million in Garmin Ltd. and our European subsidiaries.  Offsetting this net loss was a realized gain of $21.5 million due to the strengthening of the Euro between the date of purchase of the Tele Atlas N.V. shares in October 2007 to the dates of sale and tender in February, March, and June 2008.  The net result of these currency moves combined with other losses of $0.3 million, and the timing of transactions during the year for a net loss of $35.3 million for the Company.

Interest Rate Risk

We have no outstanding long-term debt as of December 27, 2008.   We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.  A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses.  At December 27, 2008, cumulative unrealized losses on those securities were $22.2 million.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 27, 2008 and December 29, 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 27, 2008 and December 29, 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 27, 2008, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2009

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)

	December 27,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$696,335	$707,689
Marketable securities ( Note 3)	12,886	37,551
Accounts receivable, less allowance for doubtful accounts of $42,409 in 2008 and $10,246 in 2007	741,321	952,513
Inventories, net	425,312	505,467
Deferred income taxes (Note 6)	49,825	107,376
Prepaid expenses and other current assets	58,746	22,179
Total current assets	1,984,425	2,332,775

Property and equipment, net (Note 2)
Land and improvements	88,272	79,445
Building and improvements	244,804	204,083
Office furniture and equipment	72,665	48,656
Manufacturing equipment	113,956	86,037
Engineering equipment	59,009	51,670
Vehicles	14,698	13,104
	593,404	482,995
Accumulated depreciation	(148,152)	(108,848)
	445,252	374,147

Restricted cash (Note 4)	1,941	1,554
Marketable securities (Note 3)	262,009	386,954
License agreements, net	16,013	14,672
Other intangible assets	214,941	181,358
Total assets	$2,924,581	$3,291,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$160,094	$341,053
Salaries and benefits payable	34,241	31,696
Accrued warranty costs	87,408	71,636
Accrued sales program costs	90,337	142,360
Other accrued expenses	87,021	138,243
Income taxes payable	20,075	76,895
Total current liabilities	479,176	801,883

Deferred income taxes (Note 6)	4,070	11,935
Non-current taxes	214,366	126,593
Other liabilities	1,115	435

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized (Notes 9, 10 and 11):
Issued and outstanding shares - 200,363,000 in 2008, and 216,980,000 in 2007	1,002	1,086
Additional paid-in capital	-	132,264
Retained earnings (Note 2)	2,262,503	2,171,134
Accumulated other comprehensive gain/(loss)	(37,651)	46,130
Total stockholders' equity	2,225,854	2,350,614
Total liabilities and stockholders' equity	$2,924,581	$3,291,460

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Net sales	$3,494,077	$3,180,319	$1,774,000
Cost of goods sold	1,940,562	1,717,064	891,614
Gross profit	1,553,515	1,463,255	882,386

Selling, general and administrative expenses	485,389	396,498	214,513
Research and development expense	206,109	159,406	113,314
	691,498	555,904	327,827
Operating income	862,017	907,351	554,559

Other income (expense):
Interest income	35,535	41,995	35,897
Interest expense	(607)	(207)	(41)
Foreign currency	(35,286)	22,964	596
Gain on sale of equity securities	50,884	5,101	3,852
Other	1,823	1,069	(309)
	52,349	70,922	39,995
Income before income taxes	914,366	978,273	594,554

Income tax provision (benefit): (Note 6)
Current	136,252	179,355	113,226
Deferred	45,266	(56,093)	(32,795)
	181,518	123,262	80,431
Net income	$732,848	$855,011	$514,123

Basic net income per share (Note 10)	$3.51	$3.95	$2.38
Diluted net income per share (Note 10)	$3.48	$3.89	$2.35

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Gain/(Loss)	Total
Balance at December 31, 2005	216,134	$1,081	$96,242	$1,072,454	$(12,513)	$1,157,264
Net income	–	–	–	514,123	–	514,123
Translation adjustment	–	–	–	–	7,525	7,525
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $355	–	–	–	–	(287)	(287)
Comprehensive income						521,361
Dividends paid	–	–	–	(107,923)	–	(107,923)
Tax benefit from exercise of employee stock options	–	–	9,660	–	–	9,660
Issuance of common stock from exercise of stock options	994	6	12,499	–	–	12,505
Stock appreciation rights	–	–	11,913	–	–	11,913
Purchase and retirement of common stock	(1,155)	(6)	(50,444)	–	–	(50,450)
Issuance of common stock through stock purchase plan	125	1	3,568	–	–	3,569
Balance at December 30, 2006	216,098	$1,082	$83,438	$1,478,654	$(5,275)	$1,557,899
Net income	–	–	–	855,011	–	855,011
Translation adjustment	–	–	–	–	992	992
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $31	–	–	–	–	50,413	50,413
Comprehensive income						906,415
Dividends paid	–	–	–	(162,531)	–	(162,531)
Tax benefit from exercise of employee stock options	–	–	17,434	–	–	17,434
Issuance of common stock from exercise of stock options	819	4	11,278	–	–	11,282
Stock appreciation rights	–	–	22,164	–	–	22,164
Purchase and retirement of common stock	(57)	–	(7,780)	–	–	(7,780)
Issuance of common stock through stock purchase plan	120	–	5,730	–	–	5,730
Balance at December 29, 2007	216,980	$1,086	$132,264	$2,171,134	$46,130	$2,350,614
Net income	–	–	–	732,848	–	732,848
Translation adjustment	–	–	(3,053)	(1,595)	(14,991)	(19,639)
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $122	–	–	–	–	(68,790)	(68,790)
Comprehensive income						644,419
Dividends paid	–	–	–	(150,251)	–	(150,251)
Tax benefit from exercise of employee stock options	–	–	2,143	–	–	2,143
Issuance of common stock from exercise of stock options	158	2	2,873	–	–	2,875
Stock appreciation rights	–	–	38,872	–	–	38,872
Purchase and retirement of common stock	(17,138)	(86)	(182,128)	(489,633)	–	(671,847)
Issuance of common stock through stock purchase plan	363	–	9,029	–	–	9,029
Balance at December 27, 2008	200,363	$1,002	$–	$2,262,503	$(37,651)	$2,225,854

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Operating Activities:
Net income	$732,848	$855,011	$514,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,910	35,524	21,535
Amortization	31,507	28,513	22,940
Loss on sale of property and equipment	124	560	67
Provision for doubtful accounts	32,355	3,617	955
Provision for obsolete and slow-moving inventories	24,461	34,975	23,245
Unrealized foreign currency losses/(gains)	15,887	(926)	(344)
Deferred income taxes	50,887	(57,843)	(35,060)
Stock compensation	38,872	22,164	11,913
Realized gains on marketable securities	(50,884)	(5,101)	(3,852)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	206,101	(477,108)	(230,111)
Inventories	83,035	(224,180)	(92,708)
Prepaid expenses and other current assets	(4,356)	6,213	(4,357)
Purchase of licenses	(15,289)	(23,569)	(2,950)
Accounts payable	(236,287)	174,781	10,187
Accrued expenses	(3,827)	253,909	97,167
Income taxes payable	(90,180)	55,548	29,105
Net cash provided by operating activities	862,164	682,088	361,855

Investing activities:
Purchases of property and equipment	(119,623)	(156,777)	(92,906)
Proceeds from sale of property and equipment	19	5	76
Purchase of intangible assets	(6,971)	(2,918)	(3,115)
Purchase of marketable securities	(373,580)	(1,672,041)	(453,085)
Redemption of marketable securities	504,324	1,784,816	359,313
Acquistions, net of cash acquired	(60,131)	(128,751)	(36,499)
Change in restricted cash	(387)	(29)	(169)
Net cash used in investing activities	(56,349)	(175,695)	(226,385)

Financing activities:
Dividends	(150,251)	(162,531)	(107,923)
Payment on long-term debt	-	(248)	(11)
Proceeds from issuance of common stock through stock purchase plan	9,029	5,730	3,569
Proceeds from issuance of common stock from exercise of stock options	2,875	11,278	12,505
Tax benefit related to stock option exercise	2,143	17,434	9,660
Purchase of common stock	(671,847)	(7,780)	(50,450)
Net cash used in financing activities	(808,051)	(136,117)	(132,650)

Effect of exchange rate changes on cash and cash equivalents	(9,118)	92	149

Net increase/(decrease) in cash and cash equivalents	(11,354)	370,368	2,969
Cash and cash equivalents at beginning of year	707,689	337,321	334,352
Cash and cash equivalents at end of year	$696,335	$707,689	$337,321

See accompanying notes.

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$134,421	$54,963	$67,044

Cash received during the year from income tax refunds	$177	$779	$537

Cash paid during the year for interest	$607	$207	$41

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$(68,668)	$51,210	$68

Acquisitions, net of cash acquired
Fair value of assets acquired	$136,952	$256,609	$42,616
Liabilities assumed	(60,336)	(106,654)	(5,997)
Less cash acquired	(16,485)	(21,204)	(120)
Net cash paid	$60,131	$128,751	$36,499

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 27, 2008 and December 29, 2007

1. Description of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) manufacture, market, and distribute Global Positioning System-enabled products and other related products.   Garmin Corporation (GC), wholly-owned by Garmin Ltd., is primarily responsible for the manufacturing and distribution of the Company’s products to Garmin International, Inc. (GII), a wholly-owned subsidiary of GC, and Garmin (Europe) Limited (GEL), a wholly-owned subsidiary of Garmin Ltd., and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East.  GII is primarily responsible for sales and marketing of the Company’s products in many international markets and in the United States as well as research and new product development. GII also manufactures certain products for the Company’s aviation segment.   GEL is responsible for sales and marketing of the Company’s products, principally within the European market.   In addition, the Company acquired ten European distributors in 2007 and 2008 which distribute Garmin product throughout Europe.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks.   Fiscal 2008, 2007 and 2006 included 52 weeks.

Foreign Currency Translation

GC utilizes the Taiwan Dollar as its functional currency.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of GC for all periods presented have been translated into United States Dollars (USD), the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of ($15,306) and ($315) as of December 27, 2008 and December 29, 2007, respectively, net of related taxes, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains/(losses) of ($35,286), $22,964, and $596 for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.  The loss in fiscal 2008 was the result of the strengthening of the USD offset by a gain associated with the sale and tender of our Tele Atlas N.V. shares.  The gain in fiscal 2007 was the result of the strengthening of the Euro and British Pound Sterling relative to the United States dollar experienced by our European companies.   The gain in fiscal 2006 was the result of nearly off-setting currency moves in the Taiwan Dollar and the Euro and British Pound Sterling.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive stock options has been reduced by the number of shares which could have been purchased from the proceeds of the exercise at the average market price of the Company’s stock during the period the options were outstanding. See Note 10.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, operating accounts, money market funds, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit based on our evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected within 60 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII, GAT and GEL.   Inventories consisted of the following:

	December 27,	December 29,	December 30,
	2008	2007	2006

Raw materials	$151,132	$130,056	$85,040
Work-in-process	28,759	57,622	42,450
Finished goods	268,625	348,975	163,286
Inventory reserves	(23,204)	(31,186)	(19,768)
	$425,312	$505,467	$271,008

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	5
Manufacturing and engineering equipment	5
Vehicles	5

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2008, 2007, or 2006. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

Dividends

On June 6, 2008 the Board of Directors declared a dividend of $0.75 per share to be paid on December 15, 2008 to shareholders of record on December 1, 2008.  The Company paid out a dividend in the amount of $150,251.  The dividend has been reported as a reduction of retained earnings.

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

Approximately $186,383 and $159,210 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 27, 2008 and December 29, 2007, respectively.

Intangible Assets

At December 27, 2008 and December 29, 2007, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $152,104 and $159,503, respectively.  The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $127,429 at December 27, 2008 and $98,494 at December 29, 2007.

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years.  Accumulated amortization was $48,579 and $59,967 at December 27, 2008 and December 29, 2007 respectively.  Amortization expense was $30,874, $26,942, and $21,147, for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.  In the next five years, the amortization expense is estimated to be $22,859, $22,285, $20,408, $10,465, and $3,965, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 27, 2008. See Note 3.  Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss).  At December 27, 2008 and December 29, 2007, cumulative unrealized gains/(losses) of ($22,345) and $46,445, respectively, were reported accumulated in other comprehensive gain/(loss), net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Income taxes of $153,170 and $149,071 at December 27, 2008 and December 29, 2007, respectively, have not been accrued by the Company for the unremitted earnings of several of its subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on December 31, 2006, the beginning of fiscal year 2007.  As a result of the implementation of FIN 48, the Company has not recognized a material increase or decrease in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of December 27, 2008 was $214.4 million including interest of $11.1 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ending December 27, 2008 and December 29, 2007 is as follows (in $millions):

	December 27,	December 29,
	2008	2007
Balance at beginning of year	$126.6	$70.5
Additions based on tax positions related to prior years	14.2	10.0
Reductions based on tax positions related to prior years	(4.6)	(8.0)
Additions based on tax positions related to current period	83.8	73.0
Reductions based on tax positions related to current period	-	-
Reductions related to settelements with tax authorities	-	(7.6)
Expiration of statute of limitations	(5.6)	(11.3)
Balance at December 27, 2008	$214.4	$126.6

The December 27, 2008 balance of $214.4 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

FIN 48 requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  Prior to FIN 48 adoption, unrecognized tax benefits were classified as current liabilities, but the entire $214.4 million is required to be classified as non-current at December 27, 2008.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 27, 2008 and December 29, 2007, the Company had accrued approximately $11.1 million and $4.7 million respectively for interest.   Interest expense included in income tax expense for the years ending December 27, 2008 and December 29, 2007 are $6.4 million and $1.4 million, respectively.  The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years prior to 2005.  The Company also considers 2003 and 2004 US federal returns to have been effectively settled due to the completion of audit examination by the Internal Revenue Service.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2003.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2007.

The Company believes that it is reasonably possible that approximately $20 million of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statute of limitations.  This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and typically have been within management’s expectations.   Credit risk has become more significant in fiscal 2008 due to the macro economic conditions but the Company is managing credit terms and balances accordingly.  Certain customers are allowed extended terms consistent with normal industry practice.   Most of these extended terms can be classified as either relating to seasonal sales variations or to the timing of new product releases by the Company.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is delivered to the customer’s location. The Company assumes no remaining significant obligations associated with the product sale other than that related to its warranty programs discussed below.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale. The warranty period is generally for one year from date of shipment with the exception of certain aviation products for which the warranty period is two years from the date of installation and certain marine products for which the warranty period is three years from the date of shipment.

Sales Programs

The Company provides certain monthly and quarterly incentives for its dealers and distributors based on various factors including dealer purchasing volume and growth. Additionally, from time to time, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to dealers and distributors are regularly reviewed and recorded as accrued expenses on a monthly basis.   In addition, the Company provides dealers and distributors with product discounts termed “price protection” to assist these customers in clearing older products from their inventories in advance of new product releases. Each price protection discount is tied to a specific product and can be applied to all customers who have purchased the price protected product or a special price protection discount may be agreed to on an individual customer basis.  These rebates, incentives, and price protections are recorded as reductions to net sales in the accompanying consolidated statements of income in the period the Company has sold the product.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $208,177, $206,948, and $114,749 for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $206,109, $159,406, and $113,314 for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included on the selling, general and administrative expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. We accrue the estimated cost of providing this free support upon product shipment.

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

Accounting for Stock-Based Compensation

            The Company currently sponsors three stock based employee compensation plans. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006.  See Note 9.

            The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 reflect the impact of SFAS No. 123(R).

            SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements.

            As stock-based compensation expenses recognized in the accompanying consolidated statement of income for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective December 30, 2007 and the adoption did not have a material impact on the Company’s financial condition or operating results.

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

For fair value measurements using significant unobservable inputs, an independent third party provided the valuation.  The inputs used in the valuations used the following methodology.  The collateral composition was used to estimate Weighted Average Life based on historical and projected payment information.   Cash flows were projected for the issuing trusts, taking into account underlying loan principal, bonds outstanding, and payout formulas.  Taking this information into account, assumptions were made as to the yields likely to be required, based upon then current market conditions for comparable or similar term Asset Based Securities as well as other fixed income securities.

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 27, 2008
Description	Total	Level 1	Level 2	Level 3

Available for-sale securites	$203,592	$203,592	-	-
Failed Auction rate securities	71,303	-	-	71,303

Total	$274,895	$203,592	$-	$71,303

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	52-Weeks Ended
	Dec 27, 2008	Dec 27, 2008

Beginning balance of auction rate securities	$83,140	$-
Total unrealized losses included in other comprehensive income	(11,837)	(21,547)
Purchases in and/or out of Level 3	-	92,850
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$71,303	$71,303

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 effective December 30, 2007 and the adoption did not have a material impact on the Company’s financial condition or operating results.

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

3. Marketable Securities

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 27, 2008:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/(Losses)	Carrying Amount)
Mortgage-backed securities	$137,854	$1,044	$138,898
Auction rate securities	92,850	(21,547)	71,303
Obligations of states and political subdivisions	40,336	948	41,284
U.S. corporate bonds	16,545	(2,507)	14,038
Other	9,502	(130)	9,372
Total	$297,087	$(22,192)	$274,895

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 29, 2007:

			Estimated Fair
		Gross Unrealized	Value (Net
	Amortized Cost	Gains/(Losses)	Carrying Amount)
Mortgage-backed securities	$99,749	$(68)	$99,681
Obligations of states and political subdivisions	59,497	158	59,655
U.S. corporate bonds	8,479	(219)	8,260
Equity securities	188,971	46,688	235,659
Other	21,333	(83)	21,250
Total	$378,029	$46,476	$424,505

The unrealized losses on the Company’s investment in 2008 were caused primarily by changes in interest rates, specifically, widening credit spreads.  The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss.  Therefore, the Company considers the declines to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than-temporary impairment, the Company review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.  During 2008, the Company did not record any material impairment charges on its outstanding securities.  As of December 27, 2008, the Company does not consider any of its investment to be other-than-temporarily impaired.

At December 29, 2007, the Company’s equity securities were primarily comprised of an investment in Tele Atlas N.V. acquired by Garmin in 2007 in connection with its announced intent to make a cash offer for all outstanding shares of Tele Atlas N.V., which was subsequently abandoned. This resulted in a $46.7 million unrealized gain in fiscal 2007.  In fiscal 2008, the Company realized a gain of $72.4 million following the sales and tender of the shares of Tele Atlas N.V. including foreign currency gain due to the strengthening of the Euro.  As a result of this transaction, the unrealized gain on equity securities in fiscal 2007 was eliminated.

The amortized cost and estimated fair value of marketable securities at December 27, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2009)	$14,535	$14,675
Due after one year through five years (2010-2014)	29,906	28,110
Due after five years through ten years (2015-2019)	66,515	67,037
Due after ten years (2020 and thereafter)	186,131	165,073
	$297,087	$274,895

The effective maturity date differs from the stated maturity dates.   The securities are classified in the balance sheet at their stated maturity dates.

In accordance with FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluated investments that were in an unrealized loss position to determine the length of time that individual securities have been in a continuous loss position.  No investments that were in an unrealized loss position have been held for greater than twelve months.

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $8,419, $5,546, and $3,119 for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.

Future minimum lease payments are as follows:

Year	Amount

2009	$7,957
2010	7,393
2011	6,396
2012	5,607
2013	5,454
Thereafter	11,241

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements.  The total amount of restricted cash balances were $1,941 and $1,554 at December 27,  2008 and December 29, 2007, respectively.

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

5.  Employee Benefit Plans

GII sponsors a defined contribution employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan.  Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 27, 2008, December 29, 2007, and December 30, 2006, expense related to these plans of $14,927, $11,412, and $8,690, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans.  Contributions are calculated by formulas that consider final pensionable salaries.  Neither obligations nor contributions for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Federal:
Current	$90,655	$132,452	$42,850
Deferred	23,639	(42,193)	(21,153)
	114,294	90,259	21,697
State:
Current	1,318	12,569	4,935
Deferred	1,090	(2,916)	(3,922)
	2,408	9,653	1,013
Foreign:
Current	44,279	34,334	65,441
Deferred	20,537	(10,984)	(7,720)
	64,816	23,350	57,721
Total	$181,518	$123,262	$80,431

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Federal income tax expense at
U.S. statutory rate	$332,278	$342,396	$208,094
State income tax expense, net of federal tax effect	2,030	5,922	658
Foreign tax rate differential	(233,928)	(230,243)	(112,903)
Taiwan tax holiday benefit	(24,904)	(44,128)	(50,905)
Net change in uncertain tax postions	87,800	56,100	37,544
Other foreign taxes less incentives and credits	20,428	(117)	5,901
Other, net	(2,186)	(6,668)	(7,958)
Income tax expense	$181,518	$123,262	$80,431

The Company’s income before income taxes attributable to non-U.S. operations was $823,364, $850,102, and $508,367, for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.12, $0.20, and $0.24 per weighted-average common share outstanding for the years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.  The Company currently expects to benefit from these Taiwan tax holidays through 2013, at which time these tax benefits expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 27,	December 29,	December 30,
	2008	2007	2006
Deferred tax assets:
Product warranty accruals	$1,696	$18,975	$11,259
Allowance for doubtful accounts	15,098	2,430	1,327
Inventory reserves	5,331	7,699	4,555
Sales program allowances	14,471	42,832	12,629
Reserve for sales returns	2,914	5,565	1,660
Other accrual	5,411	3,911	2,424
Unrealized intercompany profit in inventory	3,601	30,006	21,115
Unrealized foreign currency loss	-	-	325
Stock option compensation	20,375	8,887	3,720
Tax credit carryforwards, net	36,406	15,198	30,287
Net operating losses of subsidiaries	2,809	1,800	195
Other	5,022	4,649	4,225
Valuation allowance: NOL, loss carryforward, tax credits	(34,487)	(15,491)	(28,301)
	78,647	126,461	65,420
Deferred tax liabilities:
Depreciation	12,872	9,209	7,883
Prepaid Expenses	3,031	6,498	-
Unrealized foreign currency loss	522	161	-
Book basis in excess of tax basis for acquired entities	15,936	14,867	-
Unrealized investment gain	153	31	278
Other	378	254	2,454
	32,892	31,020	10,615
Net deferred tax assets	$45,755	$95,441	$54,805

At December 27, 2008, the company had $36.4 million of tax credit carryover which includes $31.5 million of Taiwan surtax credit with no expiration.  Additionally, the Company had $3.7 million in Taiwan investment credit which will expire in 2012.

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

	December 27, 2008		December 29, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$696,335	$696,335	$707,689	$707,689
Restricted cash	1,941	1,941	1,554	1,554
Marketable securities	274,895	274,895	424,505	424,505

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8.  Segment Information

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 27, 2008
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$323,406	$427,783	$204,477	$2,538,411	$3,494,077
Allocated interest income	957	5,006	1,867	27,705	35,535
Allocated interest expense	(109)	(23)	(104)	(371)	(607)
Income before income taxes	118,737	165,986	63,904	565,739	914,366
Assets:
Accounts receivable	68,615	90,761	43,383	538,562	741,321
Inventories	39,366	52,071	24,890	308,985	425,312

	Fiscal Year Ended December 29, 2007
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$294,995	$339,741	$203,399	$2,342,184	$3,180,319
Allocated interest income	2,258	4,661	3,127	31,949	41,995
Allocated interest expense	(3)	(92)	(10)	(102)	(207)
Income before income taxes	113,407	127,804	71,920	665,142	978,273
Assets:
Accounts receivable	88,352	101,753	60,918	701,490	952,513
Inventories	46,885	53,997	32,327	372,258	505,467

	Fiscal Year Ended December 30, 2006
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$232,906	$285,362	$166,639	$1,089,093	$1,774,000
Allocated interest income	1,952	5,693	3,020	25,232	35,897
Allocated interest expense	49	(44)	17	(63)	(41)
Income before income taxes	86,141	120,905	65,087	322,421	594,554
Assets:
Accounts receivable	52,978	64,910	37,905	247,731	403,524
Inventories	35,580	43,594	25,457	166,377	271,008

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 27, 2008, December 29, 2007, and December 30, 2006:

	North
	America	Asia	Europe	Total

December 27, 2008
Net sales to external customers	$2,333,585	$144,740	$1,015,752	$3,494,077
Long lived assets	221,158	168,528	55,566	445,252
Net assets	687,638	1,371,240	166,976	2,225,854

December 29, 2007
Net sales to external customers	$2,066,823	$144,155	$969,341	$3,180,319
Long-lived assets	185,838	143,181	45,128	374,147
Net assets	908,267	1,309,783	132,564	2,350,614

December 30, 2006
Net sales to external customers	$1,093,581	$87,048	$593,371	$1,774,000
Long-lived assets	148,922	65,280	36,786	250,988
Net assets	431,795	1,074,827	51,277	1,557,899

Best Buy, a customer in the outdoor/fitness, marine, and auto/mobile segments, accounted for 12.0% of the Company’s consolidated net sales in the year ended December 27, 2008.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below:

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   During 2008, 2007, and 2006, the Company granted 1,454,050, 2,838,200, and 2,341,800 stock appreciation rights, respectively. Also during 2008, 1,043,800 restricted stock units were granted which vest evenly over a five year period and 30,000 performance shares were granted which cliff vest in three years subject to a performance condition pertaining to operating income growth.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   During 2007, the Company granted 20,000 stock appreciation rights and during 2006 the Company granted 64,131 nonqualified stock options, respectively.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2008, 2007, and 2006, options to purchase 15,696, 5,562, and 7,630 shares, respectively, were granted under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 is provided below:

	Weighted-Average		Weighted-Average
	Exercise Price	Number of Shares	Fair Value RSUs	Number of Shares
		(In Thousands)		(In Thousands)

Outstanding at December 31, 2005	$19.29	6,354	-	-
Granted	$48.54	2,413	-	-
Exercised	$12.59	(994)	-	-
Forfeited	$28.57	(47)	-	-
Outstanding at December 30, 2006	$29.24	7,726	-	-
Granted	$84.61	2,864	-	-
Exercised	$18.29	(934)	-	-
Forfeited	$38.11	(125)	-	-
Outstanding at December 29, 2007	$46.82	9,531	-	-
Granted	$51.00	1,470	$19.59	1,044
Exercised	$22.35	(226)	-	-
Forfeited	$53.89	(249)	-	-
Outstanding at December 27, 2008	$47.76	10,526	$19.59	1,044
Exercisable at December 27, 2008	$33.27	4,656	-	-

Stock Options as of December 27, 2008
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$7.00 -$20.00	2,001	4.40	1,744
$20.01 - $40.00	2,142	6.13	1,521
$40.01 - $60.00	3,626	8.38	837
$60.01 - $80.00	1,345	8.44	270
$80.01 - $100.00	7	8.81	1
$100.01 - $120.00	1,402	8.92	282
$120.01 - $140.00	3	8.78	1
	10,526	7.25	4,656

The weighted-average remaining contract life for options outstanding and exercisable at December 27, 2008 is 7.25 and 5.88 years, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2008, 2007, and 2006:

	2008	2007	2006
Weighted average fair value of options granted	$18.47	$33.81	$20.01
Expected volatility	0.3845	0.3677	0.3534
Dividend yield	3.75%	0.76%	1.00%
Expected life of options in years	6.0	6.0	6.3
Risk-free interest rate	2%	4%	5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The fair value of the RSUs was determined based on the market value at the date of grant.

The total fair value of awards vested during 2008, 2007, and 2006 was $35,384, $17,840, and $9,413, respectively.  The total stock based compensation expense calculated using the Black-Scholes option valuation model in 2008, 2007, and 2006 was $38,872, $22,164, and $11,913, respectively.The aggregate intrinsic values of options outstanding and exercisable at December 27, 2008 were $8.2 million and $8.2 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 27, 2008 was $0.6 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $19.39 on December 27, 2008, and the exercise price multiplied by the number of options exercised. As of December 27, 2008, there was $141.7 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over a period of five years.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 2,000,000 shares of  common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  During 2008, 2007, and 2006, 362,902, 120,230, and 124,693 shares, respectively were purchased under the plan for a total purchase price of $8,782, $5,730, and $3,569, respectively.   At December 27, 2008, approximately 663,679 shares were available for future issuance.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$732,848	$855,011	$514,123

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	208,993	216,524	216,340
Effect of dilutive securities -
employee stock-based awards (note 10)	1,687	3,351	2,505
Denominator for diluted net income per share -
weighted-average common shares	210,680	219,875	218,845

Basic net income per share	$3.51	$3.95	$2.38

Diluted net income per share	$3.48	$3.89	$2.35

Options to purchase 5,846,000, 886,000, and 757,000 common shares were outstanding during 2008, 2007, and 2006 respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11.  Share Repurchase Program

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   During fiscal 2008, $42 million of common shares were repurchased and retired under this plan.

The Board of Directors approved a share repurchase program on June 6, 2008, authorizing the Company to purchase up to 10,000,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   During fiscal 2008, 10,000,000 shares were repurchased and retired under this plan.

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5,000,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   During fiscal 2008, 5,000,000 shares were repurchased and retired under this plan.

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

13.  Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 27, 2008
	Quarter Ending
	March 29	June 28	September 27	December 27

Net sales	$663,805	$911,671	$870,355	$1,048,246
Gross profit	320,115	417,128	385,639	430,633
Net income	147,779	256,092	171,244	157,733
Basic net income per share	$0.68	$1.20	$0.83	$0.78

	Fiscal Year Ended December 29, 2007
	Quarter Ending
	March 31	June 30	September 29	December 29

Net sales	$492,159	$742,466	$728,673	$1,217,021
Gross profit	237,752	374,667	341,851	508,985
Net income	139,860	214,377	193,507	307,267
Basic net income per share	$0.65	$0.99	$0.89	$1.42

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

In the third quarter of 2008, Garmin Ltd. acquired NavCor Oy, the distributor of Garmin’s consumer products in Finland; Puls Elektronik GmbH, the distributor of Garmin’s consumer products in Austria; and SatSignal Equipamentos de Comunicações e de Navegação S.A., the distributor of Garmin’s consumer products in Portugal.    NavCor Oy has been renamed Garmin Suomi Oy. Puls Elektronik GmbH has been renamed Garmin Austria GmbH.  SatSignal Equipamentos de Comunicações e de Navegação S.A. has been renamed Garmin Portugal – Equipamentos de Comunicações e de Navegação, Lda.

In the fourth quarter of 2008, Garmin Ltd. acquired Sportmanship International AB, the distributor of Garmin’s consumer products in Sweden.  Sportmanship International AB has been renamed Garmin Sweden AB.

These companies were acquired for $76.6 million less $16.5 million cash acquired.  The preliminary purchase price allocation resulted in an increase in goodwill and intangible assets of $44.3 million.  These acquisitions are not material, either individually or in aggregate, therefore supplemental pro forma information is not presented.

15. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years.   The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet.   The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Balance - beginning of period	$71,636	$37,639	$18,817
Accrual for products sold during the period	132,644	98,702	51,080
Expenditures	(116,872)	(64,705)	(32,258)
Balance - end of period	$87,408	$71,636	$37,639

16. Subsequent Events

On February 4, 2009, Garmin Ltd. and ASUSTeK Computer Inc. announced a strategic alliance that will leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co-branded location-centric mobile phones.  The mobile phone product line will be known as the Garmin-Asus nüvifoneTM series.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the operations resulting from the six entities (collectively “the Acquisitions”) which were acquired during fiscal 2008 and are included in the 2008 consolidated financial statements. The financial reporting systems of the Acquisitions were integrated into the company’s financial reporting systems throughout 2008. Therefore, the company did not have the practical ability to perform an assessment of their internal controls in time for this current year end. The company fully expects to include the Acquisitions in next year’s assessment. The Acquisitions constituted $76.9 million and $37.9 million of total and net assets, respectively, as of December 27, 2008 and $105.3 million and $5.8 million of revenues and net income, respectively, for the year then ended in the consolidated financial statements.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 27, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 27, 2008, as stated in their report which is included herein. That attestation report appears below.

(c)  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 27,  2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its 2008 acquisitions, which are included in the 2008 consolidated financial statements of Garmin Ltd. and Subsidiaries and constituted $76.9 million and $37.9 million of total and net assets, respectively, as of December 27, 2008 and $105.3 million and $5.8 million of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Garmin Ltd. also did not include an evaluation of the internal control over financial reporting of its 2008 acquisitions.

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 27, 2008 and December 29, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2009

(d)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 5, 2009 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2008.

(a)	Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal 1 - Election of Two Directors” and “The Board of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

(d)	Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 402 of Regulation S-K under the heading “The Board of Directors — Audit Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

            Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”).  The Code is applicable to all Garmin employees including the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Controller and other officers.  A copy of the Code is filed as Exhibit 14.1 to this Annual Report on Form 10-K.  If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chief Executive Officer, Chief Financial Officer or Controller, such amendment or waiver will be disclosed in a Form 8-K filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “The Board of Directors – Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “The Board of Directors — Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters – Report of Compensation Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the  Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 27, 2008 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation
plans approved by shareholders	10,525,858	$47.76	2,316,234
Equity compensation
plans not approved by shareholders	—	—	—

Total	10,525,858	$47.76	2,316,234

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

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal One— Election of Two Directors” and “The Board of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

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

10.16
Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17
Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan.

10.19	Vendor Agreement dated February 27, 2004 between Best Buy Purchasing LLC and Garmin USA, Inc.

10.20	Best Buy Vendor Program Agreement dated February 29, 2008

14.1	Code of Conduct of Garmin Ltd. and Subsidiaries.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

 Reference is made to Item 15(a)(2) above.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 27, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	$10,246	$32,355	-	$(192)	$42,409
Inventory reserve	31,186	24,461	-	(32,443)	23,204
Total	$41,432	$56,816	-	$(32,635)	$65,613

Year Ended December 29, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	$5,340	$3,617	-	$1,289	$10,246
Inventory reserve	19,768	34,975	-	(23,557)	31,186
Total	$25,108	$38,592	-	$(22,268)	$41,432

Year Ended December 30, 2006:
Deducted from asset accounts
Allowance for doubtful accounts	$4,226	$955	-	$159	$5,340
Inventory reserve	14,756	23,245	-	(18,233)	19,768
Total	$18,982	$24,200	-	$(18,074)	$25,108

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Min H. Kao
Min H. Kao
Chief Executive Officer

Dated:  February 25, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009:

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

/s/ Clifton A. Pemble
Clifton A Pemble
Director

Garmin Ltd.
2008 Form 10-K Annual Report
Exhibit Index

The following exhibits are attached hereto.  See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan

10.19	Vendor Agreement dated February 27, 2004 between Best Buy Purchasing LLC and Garmin USA, Inc.

10.20*	Best Buy Vendor Program Agreement dated February 29, 2008

14.1	Code of Conduct of Garmin Ltd. and Subsidiaries

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Portions of Exhibit 10.20 have been omitted pursuant to a request for confidential treatment.