Form 10-Q
period 2009-03-28
GARMIN LTD
filed 2009-05-06
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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
Large Accelerated Filer ☑    Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares outstanding of the Company's common shares as of May 1, 2009
Common Shares, $.005 par value:  200,291,184

Garmin Ltd.
Form 10-Q
Quarter Ended March 28, 2009

Garmin Ltd.
Form 10-Q
Quarter Ended March 28, 2009

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 27, 2008.  Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	March 28,	December 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$922,329	$696,335
Marketable securities	15,747	12,886
Accounts receivable, net	420,081	741,321
Inventories, net	353,532	425,312
Deferred income taxes	60,795	49,825
Prepaid expenses and other current assets	55,348	58,746

Total current assets	1,827,832	1,984,425

Property and equipment, net	440,611	445,252

Marketable securities	303,636	262,009
Restricted cash	1,898	1,941
Licensing agreements, net	11,521	16,013
Other intangible assets, net	208,691	214,941

Total assets	$2,794,189	$2,924,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,453	$160,094
Salaries and benefits payable	28,426	34,241
Accrued warranty costs	68,847	87,408
Accrued sales program costs	58,039	90,337
Other accrued expenses	47,083	87,021
Income taxes payable	20,314	20,075

Total current liabilities	302,162	479,176

Deferred income taxes	11,951	4,070
Non-current taxes	220,450	214,366
Other liabilities	1,153	1,115

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 200,282,000 as of
March 28, 2009 and 200,363,000 as of
December 27, 2008	1,000	1,002
Additional paid-in capital	8,885	-
Retained earnings	2,311,044	2,262,503
Accumulated other comprehensive gain/(loss)	(62,456)	(37,651)

Total stockholders' equity	2,258,473	2,225,854
Total liabilities and stockholders' equity	$2,794,189	$2,924,581

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 28,	March 29,
	2009	2008

Net sales	$436,699	$663,805

Cost of goods sold	240,704	343,690

Gross profit	195,995	320,115

Advertising expense	23,225	38,129
Selling, general and administrative expense	59,777	59,696
Research and development expense	55,034	49,558
Total operating expense	138,036	147,383

Operating income	57,959	172,732

Interest income	5,097	8,327
Foreign currency	(2,438)	(3,999)
Other	(694)	5,383
Total other income (expense)	1,965	9,711

Income before income taxes	59,924	182,443

Income tax provision	11,386	34,664

Net income	$48,538	$147,779

Net income per share:
Basic	$0.24	$0.68
Diluted	$0.24	$0.67

Weighted average common
shares outstanding:
Basic	200,352	216,505
Diluted	200,725	218,979

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 28,	March 29,
	2009	2008
Operating Activities:
Net income	$48,538	$147,779
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,574	9,861
Amortization	8,088	7,775
Gain on sale of property and equipment	(3)	(1)
Provision for doubtful accounts	(1,101)	350
Deferred income taxes	(3,200)	17,067
Foreign currency transaction gains/losses	(420)	64,946
Provision for obsolete and slow moving inventories	7,709	11,669
Stock compensation expense	10,587	9,124
Realized losses/(gains) on marketable securities	1,274	(5,245)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	318,095	458,821
Inventories	58,876	(169,501)
Other current assets	(1,128)	9,946
Accounts payable	(77,595)	(159,590)
Other current and non-current liabilities	(88,727)	(137,588)
Income taxes payable	3,993	(60,701)
Purchase of licenses	856	(12,247)
Net cash provided by operating activities	299,416	192,465

Investing activities:
Purchases of property and equipment	(13,136)	(26,690)
Proceeds from sale of property and equipment	-	8
Purchase of intangible assets	(872)	(2,562)
Purchase of marketable securities	(68,662)	(265,758)
Redemption of marketable securities	16,638	102,374
Change in restricted cash	43	(11)
Acquisitions, net of cash acquired	-	(23,725)
Net cash used in investing activities	(65,989)	(216,364)

Financing activities:
Proceeds from issuance of common stock from
stock purchase plan	119	1,524
Stock repurchase	(1,849)	(90,050)
Tax benefit related to stock option exercise	26	1,633
Net cash used in financing activities	(1,704)	(86,893)

Effect of exchange rate changes on cash and cash equivalents	(5,729)	1,918

Net increase/(decrease) in cash and cash equivalents	225,994	(108,874)
Cash and cash equivalents at beginning of period	696,335	707,689
Cash and cash equivalents at end of period	$922,329	$598,815

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 28, 2009
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009.

The condensed consolidated balance sheet at December 27, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended March 28, 2009 and March 29, 2008 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	March 28, 2009	December 27, 2008

Raw Materials	$137,491	$151,132
Work-in-process	34,890	28,759
Finished goods	208,684	268,625
Inventory Reserves	(27,533)	(23,204)
Inventory, net of reserves	$353,532	$425,312

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   In the quarter ended March 28, 2009, the Company repurchased 117,600 shares using cash of $1,849.  There remains approximately $256,000 available for repurchase under this authorization given the $42,000 of purchases in fiscal 2008.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 28,	March 29,
	2009	2008
Numerator:
Numerator for basic and diluted net income
per share - net income	$48,538	$147,779

Denominator:
Denominator for basic net income per share –
weighted-average common shares	200,352	216,505

Effect of dilutive securities –
employee stock options	373	2,474

Denominator for diluted net income per share –
adjusted weighted-average common shares	200,725	218,979

Basic net income per share	$0.24	$0.68

Diluted net income per share	$0.24	$0.67

There were 9,488,615 anti-dilutive options for the 13-week period ended March 28, 2009.   There were 3,107,431 anti-dilutive options for the 13-week period ended March 29, 2008.

There were 12,098 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 28, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	March 28,	March 29,
	2009	2008
Net income	$48,538	$147,779
Translation adjustment	(18,763)	79,794
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(6,042)	(32,974)
Comprehensive income	$23,733	$194,599

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

		Reportable Segments
		Outdoor/		Auto/
		Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended	March 28, 2009

Net sales		$80,004	$38,017	$259,586	$59,092	$436,699
Operating income		$28,505	$10,572	$4,605	$14,277	$57,959
Income before taxes		$27,660	$9,723	$9,158	$13,383	$59,924

13-Weeks Ended	March 29, 2008

Net sales		$70,495	$56,006	$451,859	$85,445	$663,805
Operating income		$19,311	$17,836	$107,641	$27,944	$172,732
Income before taxes		$20,447	$19,333	$112,304	$30,359	$182,443

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net Sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 13-week periods ended March 28, 2009 and March 29, 2008:

	North
	America	Asia	Europe	Total
March 28, 2009
Net sales to external customers	$264,777	$28,140	$143,782	$436,699
Long lived assets	$226,384	$160,087	$54,140	$440,611

March 29, 2008
Net sales to external customers	$411,432	$41,786	$210,587	$663,805
Long lived assets	$195,784	$150,324	$45,893	$392,001

7.	Warranty Reserves

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

	13-Weeks Ended
	March 28,	March 29,
	2009	2008

Balance - beginning of the period	$87,408	$71,636
Accrual for products sold
during the period	23,993	35,321
Expenditures	(42,554)	(34,206)
Balance - end of the period	$68,847	$72,751

8.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $37,200 over the next 5 years.

9.	Income Taxes

Our earnings before taxes decreased 67% when compared to the same quarter in 2008, and our income tax expense decreased by $23,278, to $11,386 for the 13-week period ended March 28, 2009, from $34,664 for the 13-week period ended March 29, 2008.  The effective tax rate was 19.0% in the first quarter of 2009 and the first quarter of 2008.

10.	Fair Value Measurements

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 28, 2009

Description	Total	Level 1	Level 2	Level 3

Available for-sale securites	$253,839	$253,839	-	-
Failed Auction rate securities	65,544	-	-	65,544

Total	$319,383	$253,839	$-	$65,544

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
13-Weeks Ended
Mar 28, 2009

Beginning balance of auction rate securities	$71,303
Total unrealized losses included in other
comprehensive income	(5,759)
Purchases in and/or out of Level 3	-
Transfers in and/or out of Level 3	-
Ending balance of auction rate securities	$65,544

11.	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements.  EITF Issue 07-1 requires entities entering into collaborative arrangements in which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity to make specific disclosures regarding that arrangement.  Garmin announced a strategic alliance with ASUSTeK Computer Inc. on February 4, 2009 that will leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co-branded location-centric mobile phones.  The mobile phone product line will be known as the Garmin-Asus nüvifone series.  The Company has adopted EITF Issue 07-1 and the strategic alliance did not have a material impact on the Company’s financial condition or operating results in the first quarter of 2009.

In April 2009, the FASB released FASB Staff Position (FSP) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB released FASB Staff Position SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In April 2009, the FASB issued FASB Staff Position SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events.  Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.  This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov.  Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company.  The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 28, 2009	March 29, 2008

Net sales	100.0%	100.0%
Cost of goods sold	55.1%	51.8%
Gross profit	44.9%	48.2%
Advertising	5.3%	5.7%
Selling, general and administrative	13.7%	9.0%
Research and development	12.6%	7.5%
Total operating expenses	31.6%	22.2%
Operating income	13.3%	26.0%
Other income (expense), net	0.4%	1.5%
Income before income taxes	13.7%	27.5%
Provision for income taxes	2.6%	5.2%
Net income	11.1%	22.3%

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

		Reportable Segments
		Outdoor/		Auto/
		Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended	March 28, 2009

Net sales		$80,004	$38,017	$259,586	$59,092	$436,699
Operating income		$28,505	$10,572	$4,605	$14,277	$57,959
Income before taxes		$27,660	$9,723	$9,158	$13,383	$59,924

13-Weeks Ended	March 29, 2008

Net sales		$70,495	$56,006	$451,859	$85,445	$663,805
Operating income		$19,311	$17,836	$107,641	$27,944	$172,732
Income before taxes		$20,447	$19,333	$112,304	$30,359	$182,443

Comparison of 13-Weeks Ended March 28, 2009 and March 29, 2008
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$80,004	18.3%	$70,495	10.6%	$9,509	13.5%
Marine	38,017	8.7%	56,006	8.4%	(17,989)	-32.1%
Automotive/Mobile	259,586	59.5%	451,859	68.1%	(192,273)	-42.6%
Aviation	59,092	13.5%	85,445	12.9%	(26,353)	-30.8%
Total	$436,699	100.0%	$663,805	100.0%	$(227,106)	-34.2%

Net sales decreased 34.2% for the 13-week period ended March 28, 2009 when compared to the year-ago quarter.  The decline was driven by the automotive/mobile segment, as well as aviation and marine.  These declines were partially offset by a 13.5% increase in outdoor/fitness.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 68.1% in the first quarter of 2008 to 59.5% in the first quarter of 2009.

Total unit sales decreased 13% to 2,416,000 in the first quarter of 2009 from 2,787,000 in the same period of 2008.   The lower unit sales volume in the first quarter of fiscal 2009 was attributable to declining volumes in automotive, aviation and marine products offset by unit growth in the outdoor/fitness segment.

Automotive/mobile segment revenue declined the most during the quarter, down 43% from the year-ago quarter, as the average selling price declined due to price protection credits offered to our retail partners and retailers significantly reduced inventory levels.  This segment is also being slowed due to global macroeconomic conditions which have impacted all geographies.  The aviation and marine segments declined 31% and 32%, respectively, from the year-ago quarter as both industries experience significant slowdowns associated with the macroeconomic conditions.  Revenues in our outdoor/fitness segment grew relative to the first quarter of 2008 due to ongoing channel penetration and market share gains of our fitness products.

Gross Profit

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$48,424	60.5%	$37,439	53.1%	$10,985	29.3%
Marine	$22,878	60.2%	32,463	58.0%	(9,585)	-29.5%
Automotive/Mobile	$84,183	32.4%	195,894	43.4%	(111,711)	-57.0%
Aviation	$40,510	68.6%	54,319	63.6%	(13,809)	-25.4%
Total	$195,995	44.9%	$320,115	48.2%	$(124,120)	-38.8%

Gross profit dollars in the first quarter of 2009 fell 38.8% and gross profit margin fell 330 basis points compared to the first quarter of 2008.  First quarter gross profit margins decreased to 32.4% from 43.4% in the automotive/mobile segment, when compared to the same quarter in 2008.   First quarter 2009 gross profit margins increased in the outdoor/fitness, aviation and marine segments when compared with the first quarter of 2008.

Gross profit margin percentage for the Company overall fell as a result of the margin decline in the automotive/mobile segment.   The automotive/mobile segment’s margin fell 11% as the average selling price decline was only partially offset by per unit cost reductions.  The impact to total company gross margin of the automotive/mobile segment declined as it fell to 43.0% of total gross margin from 61.2% in the year-ago quarter.  The Company benefited from increased margins in the outdoor/fitness, aviation and marine segments due to stable pricing and decreases in per unit costs.  Gross margins were most improved in the outdoor/fitness segment which saw an increase of 740 basis points from the year ago quarter, as pricing increased following the promotional holiday period.  Aviation and marine gross margins increased 500 basis points and 220 basis points, respectively, from the year-ago quarter.

Advertising Expense

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$2,698	3.4%	$4,969	7.0%	$(2,271)	-45.7%
Marine	$1,745	4.6%	4,108	7.3%	(2,363)	-57.5%
Automotive/Mobile	$17,662	6.8%	27,977	6.2%	(10,315)	-36.9%
Aviation	$1,120	1.9%	1,075	1.3%	45	4.2%
Total	$23,225	5.3%	$38,129	5.7%	$(14,904)	-39.1%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses declined to 5.3% in the first quarter of 2009 compared to 5.7% in first quarter of 2008.  The decrease was a result of actions taken by the Company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world.

Selling, General and Administrative Expense

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008		Quarter over Quarter
	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$11,396	14.2%	$6,961	9.9%	$4,435	63.7%
Marine	$5,382	14.2%	5,163	9.2%	219	4.2%
Automotive/Mobile	$37,036	14.3%	41,052	9.1%	(4,016)	-9.8%
Aviation	$5,963	10.1%	6,520	7.6%	(557)	-8.5%
Total	$59,777	13.7%	$59,696	9.0%	$81	0.1%

Selling, general and administrative expense was flat in absolute dollars compared to the year-ago quarter as costs throughout the Company were held steady.  As a percent of sales, selling, general and administrative expenses increased from 9.0% of sales in the first quarter of 2008 to 13.7% of sales in the first quarter of 2009, as revenues declined.

Research and Development Expense

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$5,826	7.3%	$6,198	8.8%	$(372)	-6.0%
Marine	5,179	13.6%	5,356	9.6%	(177)	-3.3%
Automotive/Mobile	24,880	9.6%	19,223	4.3%	5,657	29.4%
Aviation	19,149	32.4%	18,781	22.0%	368	2.0%
Total	$55,034	12.6%	$49,558	7.5%	$5,476	11.0%

The 11.0% increase in research and development expense was due to ongoing development activities for new products and the addition of almost 350 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation.   Research and development costs increased $5.5 million when compared with the year-ago quarter representing a 510 basis point increase as a percent of revenue, due to the 34% revenue decline.

Operating Income

	13-weeks ended March 28, 2009		13-weeks ended March 29, 2008		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$28,505	35.6%	$19,311	27.4%	$9,194	47.6%
Marine	10,572	27.8%	17,836	31.8%	(7,264)	-40.7%
Automotive/Mobile	4,605	1.8%	107,641	23.8%	(103,036)	-95.7%
Aviation	14,277	24.2%	27,944	32.7%	(13,667)	-48.9%
Total	$57,959	13.3%	$172,732	26.0%	$(114,773)	-66.4%

Operating income was down 1270 basis points as a percent of revenue when compared to the first quarter of 2008 due to declining revenues and the resulting impact on gross margins and continued growth in research and development expense associated with ongoing development activities.   Operating margins decreased to 27.8%, 1.8%, and 24.2% within our marine, automotive/mobile and aviation segments, respectively, when compared with the first quarter in 2008.   Operating margins increased to 35.6% within our outdoor/fitness segment.  Management expects margins in the automotive/mobile segment to increase sequentially as pricing and volumes increase in the second quarter of 2009.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 28, 2009	March 29, 2008
Interest Income	$5,097	$8,327
Foreign Currency Exchange	(2,438)	(3,999)
Other	(694)	5,383
Total	$1,965	$9,711

The average interest rate return on cash and investments during the first quarter of 2009 was 1.8% compared to 2.9% during the same quarter of 2008.  The decrease in interest income is attributable to decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark and Garmin Sweden.  As these entities have grown, Euro currency moves generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar and Danish Krone, and Swedish Krona are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, and Garmin Sweden respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $2.4 million currency loss in the first quarter of 2009 was due to the strengthening of the U.S. Dollar compared to the Euro, the British Pound Sterling, and the Taiwan Dollar.  The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue.  During the first quarter of 2009, the U.S. Dollar strengthened 4.3% and 2.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $13.6 million.  Offsetting this loss was a gain of $11.1 million due to the U.S. Dollar strengthening 2.1% against the Taiwan Dollar.  The remaining net currency gain of $0.1 million related to other currencies and timing of transactions.

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

Other income of $5.4 million in the first quarter of 2008 was primarily generated from the sale of a portion of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes decreased 67% when compared to the same quarter in 2008, and our income tax expense decreased similarly by $23.3 million, to $11.4 million, for the 13-week period ended March 28, 2009, from $34.7 million for the 13-week period ended March 29, 2008.  The effective tax rate was 19.0% in the first quarter of 2009 and the first quarter of 2008.

Net Income

As a result of the above, net income decreased 67.2% for the 13-week period ended March 28, 2009 to $48.5 million compared to $147.8 million for the 13-week period ended March 29, 2008.

Liquidity and Capital Resources

Net cash generated by operating activities was $299.4 million for the 13-week period ended March 28, 2009 compared to $192.3 million for the 13-week period ended March 29, 2008. We attempt to carry sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. We experienced a $71.8 million year-to-date decrease in net inventories in this 13-week period of 2009.   Accounts receivable decreased $321.2 million, net of bad debts, during the first quarter of 2009 due to collections following the seasonally strong fourth quarter of 2008.

Cash flow used in investing activities during the 13-week period ending March 28, 2009 was $66.0 million.  Cash flow used in investing activities principally related to $13.1 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $52.0 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets for $0.9 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the first quarter of 2009 was 1.8%

Net cash used in financing activities during the period was $1.7 million resulting from the use of $1.8 million for stock repurchased under our stock repurchase plan, offset by $0.1 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2009.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $37.2 million over the next 5 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials.  Product pricing and raw material costs are both significantly influenced by semiconductor market conditions.  Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.   In the current quarter, we were not able to offset the steep decline in sales with cost savings resulting in a significant decrease in gross and operating margins.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling.   The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all European subsidiaries excluding Garmin Danmark and Garmin Sweden.  As these entities have grown, Euro currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar and Danish Krone, and Swedish Krona are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, and Garmin Sweden respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

Interest  Rate Risk

As of March 28, 2009, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 28, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 28, 2009 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin International, Inc. and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ’671 patent”). On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness.  On September 30, 2008, the court issued a Memorandum Opinion and Order granting Garmin International’s Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness with respect to the ’671 patent. On October 8, 2008, the court issued an Amended Final Judgment ordering that Encyclopaedia Britannica take nothing from its action against Garmin International with respect to the ’671 patent and closed that case.  On November 12, 2008, Encyclopaedia Britannica filed a Notice of Appeal to the Federal Circuit Court of Appeals.  On March 3, 2009, Encyclopaedia Britannica filed a Corrected Brief of Appellant.  Garmin International expects to file its responsive brief on or before May 9, 2009 and believes the Federal Circuit will affirm the district court’s judgment.

On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006.  On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006.  Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex).  On February 6, 2009, the court entered a scheduling order enabling all defendants in these cases to file a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and stayed all proceedings pending the court’s ruling on the joint motion for summary judgment.  On February 20, 2009, the defendants filed a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and the parties await a hearing and/or the court’s ruling on this motion.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International, Inc. believes that the claims are without merit and intends to vigorously defend these actions.

SP Technologies, LLC v. Garmin Ltd., Garmin International, Inc., TomTom, Inc., and Magellan Navigation,Inc.

On June 5, 2008, SP Technologies, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin Ltd. and Garmin International, Inc. alleging infringement of U.S. Patent No. 6,784,873 (“the ’873 patent”). On July 7, 2008, SP Technologies, LLC filed an amended complaint removing all claims against Garmin Ltd. and alleging infringement of the ’873 patent against additional defendants TomTom, Inc. and Magellan Navigation, Inc. Garmin believes that it should not be found liable for infringement of the ’873 patent and additionally that the ’873 patent is invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International, Inc. believes that the claims are without merit and intends to vigorously defend this lawsuit.

On August 18, 2008, Garmin filed its answer to the amended complaint along with a motion for dismissal of SP Technologies, LLC’s claims of willful and inducement infringement of the ’873 patent. On October 16, 2008, the court granted Garmin’s motion for partial dismissal, striking the willful and inducement infringement allegations from the amended complaint.

On January 7, 2009, Garmin filed an Amended Answer and Counterclaims asserting the ’873 patent is not infringed, is invalid, and that the plaintiff committed inequitable conduct resulting in unenforceability of the ’873 patent. On February 2, 2009, codefendant TomTom, Inc. filed a Motion for Summary Judgment of Unenforceability of the ’873 Patent Due to Inequitable Conduct.  On April 10, 2009, the Court held a claim construction hearing and the parties await the Court’s ruling on claim construction and summary judgment.

Scott C. Harris and Memory Control Enterprise, LLC v. Dash Navigation, Inc., Garmin International, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc.

On September 4, 2008, Scott C. Harris and Memory Control Enterprise, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin International, Inc., along with Dash Navigation, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc. The complaint against Garmin International, Inc. alleges infringement of U.S. Patent No. 6,892,136 (“the ’136 patent”). Garmin believes that it should not be found liable of infringement of the ’136 patent and additionally that the ’136 patent is invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International believes that the claims are without merit and intends to vigorously defend this lawsuit.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business.  We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  There have been no material changes during the 13-week period ended March 28, 2009 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.    The following table lists the Company’s share purchases during the first quarter of fiscal 2009:

			Total Number of Shares	Approx. Dollar Value of
			Purchased as Part of	Shares That May Yet
	Total # of	Average Price	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

13-weeks ended
March 28, 2009	117,600	$15.71	117,600	$256,470

Total	117,600	$15.71	117,600	$256,470

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

Dated:   May 6, 2009

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