Form 10-Q
period 2009-06-27
GARMIN LTD
filed 2009-08-05
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 27, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☑    Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares outstanding of the Company's common shares as of July 31, 2009
Common Shares, $.005 par value:  200,512,323

Garmin Ltd.
Form 10-Q
Quarter Ended June 27, 2009

Table of Contents

Garmin Ltd.
Form 10-Q
Quarter Ended June 27, 2009

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

The results of operations for the 13-week and 26-week periods ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	June 27,	December 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$958,909	$696,335
Marketable securities	18,889	12,886
Accounts receivable, net	519,433	741,321
Inventories, net	323,161	425,312
Deferred income taxes	59,331	49,825
Prepaid expenses and other current assets	65,081	58,746

Total current assets	1,944,804	1,984,425

Property and equipment, net	443,026	445,252

Marketable securities	524,935	262,009
Restricted cash	2,066	1,941
Licensing agreements, net	20,647	16,013
Other intangible assets, net	208,888	214,941

Total assets	$3,144,366	$2,924,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$137,360	$160,094
Salaries and benefits payable	28,396	34,241
Accrued warranty costs	79,968	87,408
Accrued sales program costs	69,554	90,337
Other accrued expenses	94,118	87,021
Income taxes payable	20,142	20,075

Total current liabilities	429,538	479,176

Deferred income taxes	14,514	4,070
Non-current taxes	236,927	214,366
Other liabilities	1,231	1,115

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 200,505,000 as of
June 27, 2009 and 200,363,000 as of
December 27, 2008	1,000	1,002
Additional paid-in capital	23,264	-
Retained earnings	2,472,912	2,262,503
Accumulated other comprehensive gain/(loss)	(35,020)	(37,651)

Total stockholders' equity	2,462,156	2,225,854
Total liabilities and stockholders' equity	$3,144,366	$2,924,581

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$669,104	$911,671	$1,105,803	$1,575,476

Cost of goods sold	317,490	494,543	558,194	838,233

Gross profit	351,614	417,128	547,609	737,243

Advertising expense	34,023	58,327	57,248	96,456
Selling, general and administrative expense	62,186	66,701	121,963	126,397
Research and development expense	56,253	53,597	111,287	103,154
Total operating expense	152,462	178,625	290,498	326,007

Operating income	199,152	238,503	257,111	411,236

Interest income	5,190	9,801	10,286	18,127
Foreign currency	(4,836)	21,561	(7,274)	17,562
Gain on sale of equity securities	-	45,686	-	50,949
Other	335	612	(359)	732
Total other income	689	77,660	2,653	87,370

Income before income taxes	199,841	316,163	259,764	498,606

Income tax provision	37,970	60,071	49,355	94,735

Net income	$161,871	$256,092	$210,409	$403,871

Net income per share:
Basic	$0.81	$1.20	$1.05	$1.88
Diluted	$0.81	$1.19	$1.05	$1.86

Weighted average common
shares outstanding:
Basic	200,296	213,756	200,364	215,130
Diluted	200,853	215,572	200,814	217,274

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 27,	June 28,
	2009	2008
Operating Activities:
Net income	$210,409	$403,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,335	18,690
Amortization	15,914	8,430
Gain on sale of property and equipment	(108)	(208)
Provision for doubtful accounts	(5,223)	3,977
Deferred income taxes	(718)	17,342
Foreign currency transaction gains/losses	(4,493)	25,428
Provision for obsolete and slow moving inventories	14,111	28,326
Stock compensation expense	21,029	18,253
Realized gains on marketable securities	(1,274)	(72,445)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	233,166	307,580
Inventories	89,044	(141,180)
Other current assets	(2,415)	8,110
Accounts payable	(23,175)	(213,507)
Other current and non-current liabilities	(4,838)	(102,909)
Income taxes payable	(5,140)	(25,341)
Purchase of licenses	(6,936)	(4,236)
Net cash provided by operating activities	555,688	280,181

Investing activities:
Purchases of property and equipment	(23,343)	(79,917)
Proceeds from sale of property and equipment	(7)	8
Purchase of intangible assets	(3,496)	(997)
Purchase of marketable securities	(341,423)	(344,119)
Redemption of marketable securities	68,173	390,179
Change in restricted cash	(125)	14
Acquisitions, net of cash acquired	0	(34,768)
Net cash used in investing activities	(300,221)	(69,600)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	310	2,050
Proceeds from issuance of common stock from stock purchase plan	3,712	5,144
Stock repurchase	(1,849)	(318,471)
Tax benefit related to stock option exercise	65	1,965
Net cash provided by/(used in) financing activities	2,238	(309,312)

Effect of exchange rate changes on cash and cash equivalents	4,869	15,524

Net increase/(decrease) in cash and cash equivalents	262,574	(83,207)
Cash and cash equivalents at beginning of period	696,335	707,689
Cash and cash equivalents at end of period	$958,909	$624,482

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 27, 2009
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 26-week periods ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended June 27, 2009 and June 28, 2008 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	June 27, 2009	December 27, 2008

Raw Materials	$97,118	$151,132
Work-in-process	37,819	28,759
Finished goods	216,304	268,625
Inventory Reserves	(28,080)	(23,204)
Inventory, net of reserves	$323,161	$425,312

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   As of June 27, 2009, the Company had repurchased 117,600 shares using cash of $1,849 with all purchases made in the first quarter.  There remains approximately $256,000 available for repurchase under this authorization given the $42,000 of purchases in fiscal 2008.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 27,	June 28,
	2009	2008
Numerator:
Numerator for basic and diluted net income per share - net income	$161,871	$256,092

Denominator:
Denominator for basic net income per share – weighted-average common shares	200,296	213,756

Effect of dilutive securities – employee stock options	557	1,816

Denominator for diluted net income per share – adjusted weighted-average common shares	200,853	215,572

Basic net income per share	$0.81	$1.20

Diluted net income per share	$0.81	$1.19

	26-Weeks Ended
	June 27,	June 28,
	2009	2008
Numerator:
Numerator for basic and diluted net income per share - net income	$210,409	$403,871

Denominator:
Denominator for basic net income per share – weighted-average common shares	200,364	215,130

Effect of dilutive securities – employee stock options	450	2,144

Denominator for diluted net income per share – adjusted weighted-average common shares	200,814	217,274

Basic net income per share	$1.05	$1.88

Diluted net income per share	$1.05	$1.86

There were 7,948,978 anti-dilutive options for the 13-week period ended June 27, 2009.   There were 5,408,834 anti-dilutive options for the 13-week period ended June 28, 2008.

There were 8,548,181 anti-dilutive options for the 26-week period ended June 27, 2009.   There were 5,049,164 anti-dilutive options for the 26-week period ended June 28, 2008.

There were 12,622 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 27, 2009.

There were 24,720 shares issued as a result of exercises of stock appreciation rights and stock options for the 26-week period ended June 27, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	June 27,	June 28,
	2009	2008
Net income	$161,871	$256,092
Translation adjustment	26,236	(18,790)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	1,199	(24,291)
Comprehensive income	$189,306	$213,011

	26-Weeks Ended
	June 27,	June 28,
	2009	2008
Net income	$210,409	$403,871
Translation adjustment	7,473	61,004
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(4,842)	(57,265)
Comprehensive income	$213,040	$407,610

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 27, 2009

Net sales	$108,009	$60,198	$436,718	$64,179	$669,104
Operating income	$50,416	$21,342	$106,712	$20,682	$199,152
Income before taxes	$51,255	$21,722	$105,474	$21,390	$199,841

13-Weeks Ended June 28, 2008

Net sales	$119,147	$71,178	$631,883	$89,463	$911,671
Operating income	$45,445	$24,068	$129,190	$39,800	$238,503
Income before taxes	$55,302	$27,905	$191,855	$41,101	$316,163

26-Weeks Ended June 27, 2009

Net sales	$188,013	$98,215	$696,304	$123,271	$1,105,803
Operating income	$78,920	$31,914	$111,318	$34,959	$257,111
Income before taxes	$78,915	$31,444	$114,632	$34,773	$259,764

26-Weeks Ended June 28, 2008

Net sales	$189,641	$127,185	$1,083,742	$174,908	$1,575,476
Operating income	$64,756	$41,904	$236,831	$67,745	$411,236
Income before taxes	$75,749	$47,238	$304,159	$71,460	$498,606

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 27, 2009 and June 28, 2008:

	Americas	Asia	Europe	Total
June 27, 2009
Net sales to external customers	$701,603	$64,026	$340,174	$1,105,803
Property and equipment, net	$228,976	$159,931	$54,119	$443,026

June 28, 2008
Net sales to external customers	$987,440	$70,685	$517,351	$1,575,476
Property and equipment, net	$209,481	$184,041	$56,205	$449,727

7.	Warranty Reserves

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

	13-Weeks Ended
	June 27,	June 28,
	2009	2008

Balance - beginning of the period	$68,847	$72,751
Accrual for products sold during the period	31,106	37,666
Expenditures	(19,985)	(26,498)
Balance - end of the period	$79,968	$83,919

	26-Weeks Ended
	June 27,	June 28,
	2009	2008

Balance - beginning of the period	$87,408	$71,636
Accrual for products sold during the period	49,621	72,987
Expenditures	(57,061)	(60,704)
Balance - end of the period	$79,968	$83,919

8.	Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $37,200 over the next 5 years.

9.     Income Taxes

Our earnings before taxes decreased 36.8% when compared to the same quarter in 2008, and our income tax expense decreased by $22,101, to $37,970, for the 13-week period ended June 27, 2009, from $60,071 for the 13-week period ended June 28, 2008, due to our earnings before taxes decline.  The effective tax rate was 19.0% for both the 13-weeks and 26-weeks ended June 27, 2009 and the 13-weeks and 26-weeks ended June 28, 2008.   We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our parent company based on its intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to generate a relatively low tax rate.

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

Unadjustedquoted prices for identical or similar assets

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of June 27, 2009

Description	Total	Level 1	Level 2	Level 3

Available for-sale securites	$475,995	$475,995	-	-
Failed Auction rate securities	67,829	-	-	67,829

Total	$543,824	$475,995	$-	$67,829

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, SFAS No. 157 requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	26-Weeks Ended
	June 27, 2009	June 27, 2009

Beginning balance of auction rate securities	$65,544	$71,303
Total unrealized losses included in other comprehensive income	2,285	(3,474)
Purchases in and/or out of Level 3	-	-
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$67,829	$67,829

The following is a summary of the company’s marketable securities classified as available-for-sale securities at June 27, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$337,865	$1,499	$(2,904)	-	$336,460
Auction rate securities	92,750	-	(24,921)	-	67,829
Obligations of states and political subdivisions	85,961	685	(430)	-	86,216
U.S. corporate bonds	33,555	367	(1,372)	(1,274)	31,276
Other	22,157	273	(387)	-	22,043
Total	$572,288	$2,824	$(30,014)	$(1,274)	$543,824

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 27, 2008:

		Gross	Gross	Other Than	Estimated Fair Value (Net
	Amortized	Unrealized	Unrealized	Temporary	Carrying
	Cost	Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$137,854	$1,184	$(140)	-	$138,898
Auction rate securities	92,850	-	(21,547)	-	71,303
Obligations of states and political subdivisions	40,336	960	(12)	-	41,284
U.S. corporate bonds	16,545	200	(2,707)	-	14,038
Other	9,502	79	(209)	-	9,372
Total	$297,087	$2,423	$(24,615)	$0	$274,895

The cost of securities sold is based on the specific identification method.

The unrealized losses on the Company’s investment in 2008 and year-to-date 2009 were caused primarily by changes in interest rates, specifically, widening credit spreads.  The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss.  Therefore, the Company considers the declines to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than-temporary impairment, the Company review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.  During 2008 and year-to-date 2009, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of marketable securities at June 27, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$28,756	$28,909
Due after one year through five years	243,194	217,733
Due after five years through ten years	151,202	149,890
Due after ten years	149,136	147,292
	$572,288	$543,824

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

11.  Recently Issued Accounting Pronouncements

In May 2008, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements. EITF Issue 07-1 requires entities entering into collaborative arrangements in which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity to make specific disclosures regarding that arrangement. Garmin announced a strategic alliance with ASUSTeK Computer Inc. on February 4, 2009 that will leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co-branded location-centric mobile phones. The mobile phone product line will be known as the Garmin-Asus nüvifone series. The Company has adopted EITF Issue 07-1 and the strategic alliance did not have a material impact on the Company’s financial condition or operating results in the second quarter of 2009.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company has adopted SFAS 107-b and APB 28-a and the guidance did not have a material impact on the Company’s financial condition or operating results in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  The adoption of these FSPs did not materially impact the Company.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company has adopted FSP FAS 157-4 and the guidance did not have a material impact on the Company’s financial condition or operating results in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 27, 2009.  The adoption of this provision did not have a material effect on our financial statements.

12.  Subsequent Events

On July 30, 2009, the Company’s Board of Directors approved an annual cash dividend of $0.75 per share.  The dividend is payable to shareholders of record on December 1, 2009 and will be paid on December 15, 2009.  The Company estimates the liability to be approximately $150,000 based on the current shares outstanding.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 27, 2009	June 28, 2008

Net sales	100.0%	100.0%
Cost of goods sold	47.4%	54.2%
Gross profit	52.6%	45.8%
Advertising	5.1%	6.4%
Selling, general and administrative	9.3%	7.3%
Research and development	8.4%	5.9%
Total operating expenses	22.8%	19.6%
Operating income	29.8%	26.2%
Other income (expense), net	0.1%	8.5%
Income before income taxes	29.9%	34.7%
Provision for income taxes	5.7%	6.6%
Net income	24.2%	28.1%

	26-Weeks Ended
	June 27, 2009	June 28, 2008

Net sales	100.0%	100.0%
Cost of goods sold	50.5%	53.2%
Gross profit	49.5%	46.8%
Advertising	5.2%	6.1%
Selling, general and administrative	11.0%	8.0%
Research and development	10.1%	6.6%
Total operating expenses	26.3%	20.7%
Operating income	23.2%	26.1%
Other income (expense), net	0.2%	5.5%
Income before income taxes	23.4%	31.6%
Provision for income taxes	4.4%	6.0%
Net income	19.0%	25.6%

The Company manages its operations in four segments: outdoor/fitness, marine, automotive/mobile, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.   The following table sets forth our results of operations (in thousands) including revenue (net sales), operating income, and income before taxes for each of our four segments during the periods shown.  For each line item in the table, the total of the outdoor/fitness, marine, automotive/mobile, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 27, 2009

Net sales	$108,009	$60,198	$436,718	$64,179	$669,104
Operating income	$50,416	$21,342	$106,712	$20,682	$199,152
Income before taxes	$51,255	$21,722	$105,474	$21,390	$199,841

13-Weeks Ended June 28, 2008

Net sales	$119,147	$71,178	$631,883	$89,463	$911,671
Operating income	$45,445	$24,068	$129,190	$39,800	$238,503
Income before taxes	$55,302	$27,905	$191,855	$41,101	$316,163

26-Weeks Ended June 27, 2009

Net sales	$188,013	$98,215	$696,304	$123,271	$1,105,803
Operating income	$78,920	$31,914	$111,318	$34,959	$257,111
Income before taxes	$78,915	$31,444	$114,632	$34,773	$259,764

26-Weeks Ended June 28, 2008

Net sales	$189,641	$127,185	$1,083,742	$174,908	$1,575,476
Operating income	$64,756	$41,904	$236,831	$67,745	$411,236
Income before taxes	$75,749	$47,238	$304,159	$71,460	$498,606

Comparison of 13-Weeks Ended June 27, 2009 and June 28, 2008
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$108,009	16.1%	$119,147	13.1%	$(11,138)	-9.3%
Marine	60,198	9.0%	71,178	7.8%	(10,980)	-15.4%
Automotive/Mobile	436,718	65.3%	631,883	69.3%	(195,165)	-30.9%
Aviation	64,179	9.6%	89,463	9.8%	(25,284)	-28.3%
Total	$669,104	100.0%	$911,671	100.0%	$(242,567)	-26.6%

Net sales decreased 26.6% for the 13-week period ended June 27, 2009 when compared to the year-ago quarter.  The decline occurred across all segments with the greatest decline in the automotive/mobile segment, as well as aviation.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 69.3% in the second quarter of 2008 to 65.3% in the second quarter of 2009.

Total unit sales decreased 5% to 3,715,000 in the second quarter of 2009 from 3,920,000 in the same period of 2008.   The lower unit sales volume in the second quarter of fiscal 2009 was attributable to declining volumes across all segments with the greatest percentage declines occurring in aviation and marine.

Automotive/mobile segment revenue declined 31% from the year-ago quarter, as the average selling price declined 28% and volumes fell 4%.  This segment has slowed due to global macroeconomic conditions which have especially impacted growth in North America and Europe.  The aviation and marine segments declined 28% and 15%, respectively, from the year-ago quarter as both industries experience significant slowdowns associated with the macroeconomic conditions.  Revenues in our outdoor/fitness segment declined 9% from the year ago quarter when we introduced many new products in the segment.

Gross Profit

	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$73,215	67.8%	$67,908	57.0%	$5,307	7.8%
Marine	35,780	59.4%	40,120	56.4%	(4,340)	-10.8%
Automotive/Mobile	195,075	44.7%	243,720	38.6%	(48,645)	-20.0%
Aviation	47,544	74.1%	65,380	73.1%	(17,836)	-27.3%
Total	$351,614	52.6%	$417,128	45.8%	$(65,514)	-15.7%

Gross profit dollars in the second quarter of 2009 fell 15.7% while gross profit margin increased 680 basis points compared to the second quarter of 2008.  Second quarter gross profit margins increased in all segments, when compared to the same quarter in 2008.   Second quarter 2009 gross profit margin improvements were greatest in the outdoor/fitness and automotive/mobile segments at 1080 basis points and 610 basis points, respectively.

The automotive/mobile segment’s margin increase was driven by a decrease in per unit cost partially offset by average selling price reductions.  The per unit cost benefits were driven by foreign currency fluctuations, material cost reductions, and other cost savings.  The impact to total company gross margin of the automotive/mobile segment declined as it fell to 55.5% of total gross margin from 58.4% in the year-ago quarter.  The Company also benefited from increased margins in the outdoor/fitness, aviation and marine segments due to stable or increased pricing and decreases in per unit costs.  Gross margins were most improved in the outdoor/fitness segment, as pricing was stable and the product mix shifted toward higher margin units.  Aviation and marine gross margins increased 100 basis points and 300 basis points, respectively, from the year-ago quarter.

Advertising Expense
	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,133	5.7%	$7,534	6.3%	$(1,401)	-18.6%
Marine	3,253	5.4%	5,596	7.9%	(2,343)	-41.9%
Automotive/Mobile	23,520	5.4%	43,387	6.9%	(19,867)	-45.8%
Aviation	1,117	1.7%	1,810	2.0%	(693)	-38.3%
Total	$34,023	5.1%	$58,327	6.4%	$(24,304)	-41.7%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses declined to 5.1% in the second quarter of 2009 compared to 6.4% in second quarter of 2008.  The decrease was a result of actions taken by the Company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world.

Selling, General and Administrative Expense

	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$10,834	10.0%	$8,298	7.0%	$2,536	30.6%
Marine	5,797	9.6%	5,620	7.9%	177	3.1%
Automotive/Mobile	40,016	9.2%	47,762	7.6%	(7,746)	-16.2%
Aviation	5,539	8.6%	5,021	5.6%	518	10.3%
Total	$62,186	9.3%	$66,701	7.3%	$(4,515)	-6.8%

Selling, general and administrative expense decreased in absolute dollars while increasing as a percentage of sales compared to the year-ago quarter as costs throughout the Company were reduced but not as rapidly as the revenue declines.  Cost reductions related to headcount reductions primarily in operations and reduced bad debt expense in the current year.  The increased expense for the outdoor/fitness segment is driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 7.3% of sales in the second quarter of 2008 to 9.3% of sales in the second quarter of 2009, as revenues declined.

Research and Development Expense

	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$5,832	5.4%	$6,631	5.6%	$(799)	-12.1%
Marine	5,388	9.0%	4,836	6.8%	552	11.4%
Automotive/Mobile	24,827	5.7%	23,381	3.7%	1,446	6.2%
Aviation	20,206	31.5%	18,749	21.0%	1,457	7.8%
Total	$56,253	8.4%	$53,597	5.9%	$2,656	5.0%

The 5.0% increase in research and development expense was due to ongoing development activities for new products and the addition of almost 200 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation.   Research and development costs increased $2.7 million when compared with the year-ago quarter representing a 250 basis point increase as a percent of revenue, due to the 27% revenue decline.

Operating Income

	13-weeks ended June 27, 2009		13-weeks ended June 28, 2008		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$50,416	46.7%	$45,445	38.1%	$4,971	10.9%
Marine	21,342	35.5%	24,068	33.8%	(2,726)	-11.3%
Automotive/Mobile	106,712	24.4%	129,190	20.4%	(22,478)	-17.4%
Aviation	20,682	32.2%	39,800	44.5%	(19,118)	-48.0%
Total	$199,152	29.8%	$238,503	26.2%	$(39,351)	-16.5%

Operating income increased 360 basis points as a percent of revenue when compared to the second quarter of 2008 as declining revenues and continued growth in research and development expense associated with ongoing development activities were offset by gross margin improvement.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 27, 2009	June 28, 2008
Interest Income	$5,190	$9,801
Foreign Currency Exchange	(4,836)	21,561
Gain on sale of equity securities	-	45,686
Other	335	612
Total	$689	$77,660

The average interest rate return on cash and investments during the second quarter of 2009 was 1.5% compared to 3.6% during the same quarter of 2008.  The decrease in interest income is attributable to decreasing interest rates.

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

The majority of the $4.8 million currency loss in the second quarter of 2009 was due to the weakening of the U.S. Dollar compared to the Euro, the British Pound Sterling, and the Taiwan Dollar.  The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue.  During the second quarter of 2009, the U.S. Dollar weakened 4.4% and 14.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a gain of $12.9 million.  Offsetting this gain was a loss of $16.4 million due to the U.S. Dollar weakening 2.6% against the Taiwan Dollar.  The remaining net currency loss of $1.3 million related to other currencies and timing of transactions.

The majority of the $21.6 million currency gain in the second quarter of 2008 was related to the tender of our Tele Atlas N.V. shares.  This transaction generated a realized gain of $20.4 million due to the strengthening of the Euro between the date of purchase of the shares in October 2007 to the date of tender in June 2008.

The gain on sale of equity securities of $45.7 million in the second quarter of 2008 was generated from the sale of a portion of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes decreased 37% when compared to the same quarter in 2008, and our income tax expense decreased similarly by $22.1 million, to $38.0 million, for the 13-week period ended June 27, 2009, from $60.1 million for the 13-week period ended June 28, 2008.  The effective tax rate was 19.0% in the second quarter of 2009 and the second quarter of 2008.

Net Income

As a result of the above, net income decreased 37% for the 13-week period ended June 27, 2009 to $161.9 million compared to $256.1 million for the 13-week period ended June 28, 2008.

Comparison of 26-Weeks Ended June 27, 2009 and June 28, 2008
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$188,013	17.0%	$189,641	12.0%	$(1,628)	-0.9%
Marine	98,215	8.9%	127,185	8.1%	(28,970)	-22.8%
Automotive/Mobile	696,304	62.9%	1,083,742	68.8%	(387,438)	-35.8%
Aviation	123,271	11.2%	174,908	11.1%	(51,637)	-29.5%
Total	$1,105,803	100.0%	$1,575,476	100.0%	$(469,673)	-29.8%

Net sales decreased 29.8% for the 26-week period ended June 27, 2009 when compared to the year-ago period.  The decline occurred across all segments with the greatest decline in the automotive/mobile segment, as well as aviation.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 68.8% in the first half of 2008 to 62.9% in the first half of 2009.

Total unit sales decreased 9% to 6,132,000 in the first half of 2009 from 6,707,000 in the same period of 2008.   The lower unit sales volume in the first half of fiscal 2009 was attributable to declining volumes across all segments with the greatest percentage declines occurring in aviation and marine.

Automotive/mobile segment revenue declined 35.8% from the year-ago period, as the average selling price declined 30% and volumes declined 9%.   The aviation and marine segments declined 29.5% and 22.8%, respectively, from the year-ago period as both industries experience significant slowdowns associated with the macroeconomic conditions.  Outdoor/fitness segment revenue declined 0.9% as growth in the first quarter was offset by declines in the second quarter as previously discussed.

Gross Profit

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$121,639	64.7%	$105,347	55.6%	$16,292	15.5%
Marine	58,658	59.7%	72,583	57.1%	(13,925)	-19.2%
Automotive/Mobile	279,258	40.1%	439,614	40.6%	(160,356)	-36.5%
Aviation	88,054	71.4%	119,699	68.4%	(31,645)	-26.4%
Total	$547,609	49.5%	$737,243	46.8%	$(189,634)	-25.7%

Gross profit dollars in the first half of 2009 fell 25.7% while gross profit margin percentage increased 270 basis points over the same period of the previous year.  First half gross profit margins increased in all segments excluding automotive/mobile, when compared to the same period in 2007.

The automotive/mobile segment gross profit margin percentage decline of 50 basis points was driven by price declines largely offset by material cost reductions and foreign currency fluctuations as the Company benefited from sales transacted in foreign currencies.   The automotive/mobile segment is by nature a lower-margin business and the Company continues to see the impacts expected on gross margin due to falling prices and a product mix shift toward lower end PNDs. Gross profit margin percentage for outdoor/fitness, marine and aviation increased compared to the first half of 2008 due to stable or increased pricing and decreases in per unit costs driven by product mix and material cost reductions.

Advertising Expense

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$8,830	4.7%	$12,504	6.6%	$(3,674)	-29.4%
Marine	4,999	5.1%	9,704	7.6%	(4,705)	-48.5%
Automotive/Mobile	41,182	5.9%	71,364	6.6%	(30,182)	-42.3%
Aviation	2,237	1.8%	2,884	1.6%	(647)	-22.4%
Total	$57,248	5.2%	$96,456	6.1%	$(39,208)	-40.6%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses declined to 5.2% in the first half of 2009 compared to 6.1% in first half of 2008.  The decrease was a result of actions taken by the Company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world.

Selling, General and Administrative Expenses

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$22,232	11.8%	$15,258	8.0%	$6,974	45.7%
Marine	11,178	11.4%	10,783	8.5%	395	3.7%
Automotive/Mobile	77,051	11.1%	88,815	8.2%	(11,764)	-13.2%
Aviation	11,502	9.3%	11,541	6.6%	(39)	-0.3%
Total	$121,963	11.0%	$126,397	8.0%	$(4,434)	-3.5%

Selling, general and administrative expense decreased in absolute dollars while increasing as a percentage of sales compared to the year-ago period as costs throughout the Company were reduced but not as rapidly as the revenue declines.  Cost reductions related to headcount reductions primarily in operations and reduced bad debt expense in the current year.  The increased expense for the outdoor/fitness segment is driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 8.0% of sales in the first half of 2008 to 11.0% of sales in the first half of 2009, as revenues declined.

Research and Development Expense

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$11,657	6.2%	$12,829	6.8%	$(1,172)	-9.1%
Marine	10,567	10.8%	10,192	8.0%	375	3.7%
Automotive/Mobile	49,707	7.1%	42,604	3.9%	7,103	16.7%
Aviation	39,356	31.9%	37,529	21.5%	1,827	4.9%
Total	$111,287	10.1%	$103,154	6.5%	$8,133	7.9%

The 7.9% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of 200 new engineering personnel to our staff during the period, and an increase in engineering program costs during the first half of 2009 as a result of our continued emphasis on product innovation.   Research and development costs increased $8.1 million when compared with the year-ago period and increased 360 basis points as a percent of revenue as research and development grew while revenues declined.

Operating Income

	26-weeks ended June 27, 2009		26-weeks ended June 28, 2008		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$78,920	42.0%	$64,756	34.1%	$14,164	21.9%
Marine	31,914	32.5%	41,904	32.9%	(9,990)	-23.8%
Automotive/Mobile	111,318	16.0%	236,831	21.9%	(125,513)	-53.0%
Aviation	34,959	28.4%	67,745	38.7%	(32,786)	-48.4%
Total	$257,111	23.3%	$411,236	26.1%	$(154,125)	-37.5%

Operating income was down 280 basis points as a percent of revenue when compared to the year-ago period as the revenue declines and continued growth in research and development expense associated with ongoing development activities were only partially offset by gross margin improvements and declining in advertising expense.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 27, 2009	June 28, 2008
Interest Income	$10,286	$18,127
Foreign Currency Exchange	$(7,274)	17,562
Gain on sale of equity securities	-	50,949
Other	$(359)	732
Total	$2,653	$87,370

The average taxable equivalent interest rate return on invested cash during the first half of 2009 was 1.6% compared to 3.4% during the same period of 2008.  The decrease in interest income is attributable to decreasing interest rates.

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

The majority of the $7.3 million currency loss in the first half of 2009 was due to the weakening of the U.S. Dollar compared to the British Pound Sterling and the Taiwan Dollar.  During the first half of 2009, the U.S. Dollar weakened 11.7% compared to the British Pound Sterling, resulting in a loss of $0.7 million.  A loss of $5.3 million resulted due to the U.S. Dollar weakening 0.5% against the Taiwan Dollar.  The remaining net currency loss of $1.3 million related to other currencies and timing of transactions.

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

The gain on sale of equity securities of $50.9 million in the first half of 2008 was generated from the sale of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes decreased 47.9% when compared to the same period in 2008, and our income tax expense decreased similarly by $45.4 million, to $49.4 million, for the 26-week period ended June 27, 2009, from $94.7 million for the 26-week period ended June 28, 2008.  The effective tax rate was 19.0% in the first half of 2009 and the first half of 2008.

Net Income

As a result of the above, net income decreased 47.9% for the 26-week period ended June 27, 2009 to $210.4 million compared to $403.9 million for the 26-week period ended June 28, 2008.

Liquidity and Capital Resources

Net cash generated by operating activities was $555.7 million for the 26-week period ended June 27, 2009 compared to $280.2 million for the 26-week period ended June 28, 2008. We experienced an $89.0 million year-to-date decrease in net inventories in this 26-week period of 2009.   We were able to reduce inventory levels while still carrying sufficient inventory levels of finished goods and key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products. Accounts receivable decreased $233.2 million, net of bad debts, during the first half of 2009 due to collections following the seasonally strong fourth quarter of 2008.

Cash flow used in investing activities during the 26-week period ending June 27, 2009 was $300.2 million.  Cash flow used in investing activities principally related to $23.3 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $273.3 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets for $3.5 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the second quarter of 2009 was 1.6%

Net cash provided by financing activities during the period was $2.2 million resulting from $4.1 million from the issuance of common stock related to our Company stock plans and stock based compensation tax benefits offset by the use of $1.9 million for stock repurchased under our stock repurchase plan.

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

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $37.2 million over the next 5 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials.  Product pricing and raw material costs are both significantly influenced by semiconductor market conditions.  Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.   In the current quarter, we were not able to offset the steep decline in sales with cost savings resulting in a significant decrease in gross profit and operating income.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the functional currency of Garmin Ltd. and Garmin International, Inc.    Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities.   The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive gain/(loss) in the accompanying condensed consolidated balance sheets.

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

Interest  Rate Risk

As of June 27, 2009, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 27, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 27, 2009 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin International, Inc. and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ’671 patent”). On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On September 30, 2008, the court issued a Memorandum Opinion and Order granting Garmin International’s Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness with respect to the ’671 patent. On October 8, 2008, the court issued an Amended Final Judgment ordering that Encyclopaedia Britannica take nothing from its action against Garmin International with respect to the ’671 patent and closed that case. On November 12, 2008, Encyclopaedia Britannica filed a Notice of Appeal to the Federal Circuit Court of Appeals. On March 3, 2009, Encyclopaedia Britannica filed a Corrected Brief of Appellant.  On June 1, 2009, Garmin International filed its responsive brief.  On July 20, Encyclopaedia Britannica filed a reply brief.  Garmin International believes the Federal Circuit will affirm the district court’s judgment.

On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Encyclopaedia Britannica has asserted the ’018 and ’437 patents against other parties in Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07‐CA‐787 (LY)(W.D. Tex). On February 6, 2009, the court entered a scheduling order enabling all defendants in these cases to file a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and stayed all proceedings pending the court’s ruling on the joint motion for summary judgment. On February 20, 2009, the defendants filed a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents. On August 3, 2009, the court issued a Memorandum Opinion and Order granting the defendants’ consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and holding that these patents are invalid.

SP Technologies, LLC v. Garmin Ltd., Garmin International, Inc., TomTom, Inc., and Magellan Navigation,Inc.

On June 5, 2008, SP Technologies, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin Ltd. and Garmin International, Inc. alleging infringement of U.S. Patent No. 6,784,873 (“the ’873 patent”). On July 7, 2008, SP Technologies, LLC filed an amended complaint removing all claims against Garmin Ltd. and alleging infringement of the ’873 patent against additional defendants TomTom, Inc. and Magellan Navigation, Inc. Garmin believes that it should not be found liable for infringement of the ’873 patent and additionally that the ’873 patent is invalid. On August 18, 2008, Garmin filed its answer to the amended complaint along with a motion for dismissal of SP Technologies, LLC’s claims of willful and inducement infringement of the ’873 patent. On October 16, 2008, the court granted Garmin’s motion for partial dismissal, striking the willful and inducement infringement allegations from the amended complaint.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this lawsuit.

On January 7, 2009, Garmin filed an Amended Answer and Counterclaims asserting the ’873 patent is not infringed, is invalid, and that the plaintiff committed inequitable conduct resulting in unenforceability of the ’873 patent. On February 2, 2009, codefendant TomTom, Inc. filed a Motion for Summary Judgment of Unenforceability of the ’873 22 Patent Due to Inequitable Conduct. On April 10, 2009, the Court held a claim construction hearing and the parties await the Court’s ruling on claim construction and summary judgment.

Scott C. Harris and Memory Control Enterprise, LLC v. Dash Navigation, Inc., Garmin International, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc.

On September 4, 2008, Scott C. Harris and Memory Control Enterprise, LLC filed suit in the United States District Court for the Northern District of Illinois against Garmin International, Inc., along with Dash Navigation, Inc., Lowrance Electronics, Inc., Magellan Navigation, Inc., Mio Technology USA, Navigon Inc., Netropa Corporation, and Sony Electronics, Inc. The complaint against Garmin International, Inc. alleges infringement of U.S. Patent No. 6,892,136 (“the ’136 patent”).  On July 16, 2009, the parties entered into a confidential settlement agreement and on July 22, 2009, Scott C. Harris and Memory Control Enterprise, LLC moved the court to dismiss its claims against Garmin International with prejudice.  The settlement was not material to Garmin.

Traffic Information, LLC v. Sony Electronics Inc., Asus Computer International, Best Buy Stores, L.P.,
Kenwood U.S.A. Corporation, Nextar, Inc., American Suzuki Motor Corporation, TGSP, L.P. d/b/a Empire
Suzuki, and Garmin International, Inc.

On July 1, 2009, Traffic Information, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc. along with Sony Electronics Inc., Asus Computer International, Best Buy Stores, L.P., Kenwood U.S.A. Corporation, Nextar, Inc., American Suzuki Motor Corporation, and TGSP, L.P. d/b/a Empire Suzuki.  The complaint against Garmin International, Inc. alleges infringement of U.S. Patent No. 6,785,606 (“the ’606 patent”).  Garmin International, Inc. believes the ’606 patent is invalid and not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International, Inc. believes that the claims are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  There have been no material changes during the 13-week and 26-week period ended June 27, 2009 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.    The company did not purchase any shares under this authorization in the second quarter of fiscal 2009.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual General Meeting of Shareholders on June 5, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A.  There was no solicitation in opposition to the Board of Directors’ nominees for election as directors as listed in the Proxy Statement and all such nominees were elected.  Listed below is each matter voted on at the Company’s Annual General Meeting.  All such matters were approved.  A total of 185,272,255 common shares or approximately 93% of the common shares outstanding on the record date, were present in person or by proxy at the Annual General Meeting.  These shares were voted as follows:

Election of Two Directors of the Company:

Nominee	For	Withheld

Min H. Kao	183,293,617	1,978,638
Charles W. Peffer	183,325,315	1,946,940

                  The terms of office of Directors Min H. Kao and Charles W. Peffer will continue until the Annual General Meeting in 2012.  The terms of office of Directors Gene M. Betts and Thomas A. McDonnell will continue until the Annual General Meeting of Shareholders in 2010. The terms of office of Directors Donald H. Eller and Clifton A. Pemble will continue until the Annual General Meeting of Shareholders in 2011.

Ratification of the Appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 Fiscal Year:

For	Against	Abstain
184,572,930	534,445	164,880

Approval of Amendment to the Garmin Ltd. 2005 Equity Incentive Plan

For	Against	Abstain	Not Voted
143,887,562	2,117,854	179,833	39,087,006

Approval of Amendment to the Garmin Ltd. 2000 Non-Employee Directors’ Option Plan

For	Against	Abstain	Not Voted
143,498,920	2,480,622	205,707	39,087,006

Item 5.    Other Information

Not applicable

Item 6.   Exhibits

Exhibit 10.1	Best Buy Vendor Program Agreement and Addendum thereto dated March 30, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated:   August 5, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1*	Best Buy Vendor Program Agreement and Addendum thereto dated March 30, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.