Form 10-Q
period 2009-09-26
GARMIN LTD
filed 2009-11-04
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
P.O. Box 10670, Grand Cayman KY1-1006 Suite 3206B, 45 Market Street, Gardenia Court Camana Bay, Cayman Islands (Address of principal executive offices)	N/A (Zip Code)

Company's telephone number, including area code:  (345) 640-9050

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
Large Accelerated Filer  ☑    Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares outstanding of the Company's common shares as of October 30, 2009
Common Shares, $.005 par value:  200,669,045

Garmin Ltd.
Form 10-Q
Quarter Ended September 26, 2009

Table of Contents

Garmin Ltd.
Form 10-Q
Quarter Ended September 26, 2009

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

The results of operations for the 13-week and 39-week periods ended September 26, 2009 are not necessarily indicative of the results to be expected for the full year 2009.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	September 26,	December 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,011,763	$696,335
Marketable securities	17,643	12,886
Accounts receivable, net	573,847	741,321
Inventories, net	373,290	425,312
Deferred income taxes	52,824	49,825
Prepaid expenses and other current assets	49,569	58,746

Total current assets	2,078,936	1,984,425

Property and equipment, net	444,172	445,252

Marketable securities	770,444	262,009
Restricted cash	2,044	1,941
Licensing agreements, net	8,885	16,013
Other intangible assets, net	212,070	214,941

Total assets	$3,516,551	$2,924,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$185,668	$160,094
Salaries and benefits payable	32,787	34,241
Accrued warranty costs	83,081	87,408
Accrued sales program costs	56,318	90,337
Deferred revenue	48,621	680
Other accrued expenses	141,021	86,341
Income taxes payable	14,102	20,075
Dividend payable	150,447	-

Total current liabilities	712,045	479,176

Deferred income taxes	8,447	4,070
Non-current income taxes	239,419	214,366
Other liabilities	1,242	1,115

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 200,596,000 as of
September 26, 2009 and 200,363,000 as of
December 27, 2008	1,002	1,002
Additional paid-in capital	35,428	-
Retained earnings	2,537,598	2,262,503
Accumulated other comprehensive loss	(18,630)	(37,651)

Total stockholders' equity	2,555,398	2,225,854
Total liabilities and stockholders' equity	$3,516,551	$2,924,581

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	$781,254	$870,355	$1,887,057	$2,445,830

Cost of goods sold	371,512	484,716	929,706	1,322,948

Gross profit	409,742	385,639	957,351	1,122,882

Advertising expense	45,853	50,742	103,101	147,199
Selling, general and administrative expense	71,499	67,785	193,461	194,181
Research and development expense	55,507	52,749	166,795	155,904
Total operating expense	172,859	171,276	463,357	497,284

Operating income	236,883	214,363	493,994	625,598

Interest income	6,360	8,435	16,646	26,563
Foreign currency	11,752	(12,744)	4,478	4,818
Gain on sale of equity securities	-	-	-	50,949
Other	1,684	1,358	1,325	2,091
Total other income (expense)	19,796	(2,951)	22,449	84,421

Income before income taxes	256,679	211,412	516,443	710,019

Income tax provision	41,546	40,168	90,901	134,904

Net income	$215,133	$171,244	$425,542	$575,115

Net income per share:
Basic	$1.07	$0.83	$2.12	$2.71
Diluted	$1.07	$0.82	$2.12	$2.68

Weighted average common
shares outstanding:
Basic	200,546	206,634	200,398	212,299
Diluted	201,599	208,107	201,038	214,252

Cash dividends declared per common share	$0.75	$0.75	$0.75	$0.75

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	September 26,	September 27,
	2009	2008
Operating Activities:
Net income	$425,542	$575,115
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	39,945	33,797
Amortization	25,945	20,823
Gain on sale of property and equipment	(6)	(243)
Provision for doubtful accounts	3,191	4,289
Deferred income taxes	(1,083)	28,623
Foreign currency transaction gains/losses	(26,936)	11,266
Provision for obsolete and slow moving inventories	17,309	29,439
Stock compensation expense	31,502	28,815
Realized gains on marketable securities	110	(50,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	178,281	302,012
Inventories	43,340	(196,471)
Other current assets	(22,827)	(977)
Accounts payable	22,618	(175,715)
Other current and non-current liabilities	87,216	(95,588)
Income taxes payable	28,198	1,593
Licensing agreements	(3,790)	(3,191)
Net cash provided by operating activities	848,555	512,703

Investing activities:
Purchases of property and equipment	(35,441)	(110,480)
Proceeds from sale of property and equipment	(7)	8
Purchase of intangible assets	(7,461)	(4,061)
Purchase of marketable securities	(626,155)	(366,336)
Redemption of marketable securities	110,751	444,102
Change in restricted cash	(103)	106
Acquisitions, net of cash acquired	-	(50,497)
Net cash used in investing activities	(558,416)	(87,158)

Financing activities:
Proceeds from issuance of common stock from
exercise of stock options	1,688	2,559
Proceeds from issuance of common stock from
stock purchase plan	3,712	5,144
Stock repurchase	(1,908)	(624,688)
Tax benefit related to stock option exercise	455	2,309
Net cash provided by(used in) financing activities	3,947	(614,676)

Effect of exchange rate changes on cash and cash equivalents	21,342	2,982

Net increase(decrease) in cash and cash equivalents	315,428	(186,149)
Cash and cash equivalents at beginning of period	696,335	707,689
Cash and cash equivalents at end of period	$1,011,763	$521,540

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2009
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 39-week periods ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended September 26, 2009 and September 27, 2008 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	September 26, 2009	December 27, 2008

Raw Materials	$107,121	$151,132
Work-in-process	39,517	28,759
Finished goods	245,353	268,625
Inventory Reserves	(18,701)	(23,204)
Inventory, net of reserves	$373,290	$425,312

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.   As of September 26, 2009, the Company had repurchased 117,600 shares using cash of $2,000 with all purchases made in the first quarter.  There remains approximately $256,000 available for repurchase under this authorization given the $42,000 of purchases in fiscal 2008.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	September 26,	September 27,
	2009	2008
Numerator:
Numerator for basic and diluted net income
per share - net income	$215,133	$171,244

Denominator:
Denominator for basic net income per share –
weighted-average common shares	200,546	206,634

Effect of dilutive securities –
employee stock options	1,053	1,473

Denominator for diluted net income per share –
adjusted weighted-average common shares	201,599	208,107

Basic net income per share	$1.07	$0.83

Diluted net income per share	$1.07	$0.82

	39-Weeks Ended
	September 26,	September 27,
	2009	2008
Numerator:
Numerator for basic and diluted net income
per share - net income	$425,542	$575,115

Denominator:
Denominator for basic net income per share –
weighted-average common shares	200,398	212,299

Effect of dilutive securities –
employee stock options	640	1,953

Denominator for diluted net income per share –
adjusted weighted-average common shares	201,038	214,252

Basic net income per share	$2.12	$2.71

Diluted net income per share	$2.12	$2.68

There were 7,097,790 and 6,497,596 anti-dilutive options for the 13-week periods ended on September 26, 2009 and September 27, 2008, respectively.

There were 7,853,062 and 5,655,282 anti-dilutive options for the 39-week periods ended on September 26, 2009 and September 27, 2008, respectively.

There were 91,501 and 116,221 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week and 39-week periods ended on September 26, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	September 26,	September 27,
	2009	2008
Net income	$215,133	$171,244
Translation adjustment	12,135	(46,610)
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	4,255	(4,144)
Comprehensive income	$231,523	$120,490

	39-Weeks Ended
	September 26,	September 27,
	2009	2008
Net income	$425,542	$575,115
Translation adjustment	19,608	14,394
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	(587)	(61,409)
Comprehensive income	$444,563	$528,100

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 26, 2009

Net sales	$132,174	$45,426	$545,707	$57,947	$781,254
Operating income	$53,430	$11,783	$160,053	$11,617	$236,883
Income before taxes	$48,527	$13,206	$183,324	$11,622	$256,679

13-Weeks Ended September 27, 2008

Net sales	$118,614	$44,048	$626,506	$81,187	$870,355
Operating income	$52,136	$10,606	$124,359	$27,262	$214,363
Income before taxes	$50,365	$10,132	$124,608	$26,307	$211,412

39-Weeks Ended September 26, 2009

Net sales	$320,187	$143,641	$1,242,011	$181,218	$1,887,057
Operating income	$132,351	$43,696	$271,370	$46,577	$493,994
Income before taxes	$127,443	$44,649	$297,955	$46,396	$516,443

39-Weeks Ended September 27, 2008

Net sales	$308,255	$171,232	$1,710,248	$256,095	$2,445,830
Operating income	$116,892	$52,510	$361,190	$95,006	$625,598
Income before taxes	$126,115	$57,370	$428,767	$97,767	$710,019

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 26, 2009 and September 27, 2008:

	Americas	Asia	Europe	Total
September 26, 2009
Net sales to external customers	$1,204,755	$104,846	$577,456	$1,887,057
Property and equipment, net	$232,859	$157,487	$53,826	$444,172

September 27, 2008
Net sales to external customers	$1,572,042	$108,962	$764,826	$2,445,830
Property and equipment, net	$220,246	$176,194	$56,979	$453,419

7.	Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years.   The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the condensed consolidated balance sheets.   The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	September 26,	September 27,
	2009	2008

Balance - beginning of the period	$79,968	$83,918
Accrual for products sold
during the period	49,981	21,659
Expenditures	(46,868)	(24,286)
Balance - end of the period	$83,081	$81,291

	39-Weeks Ended
	September 26,	September 27,
	2009	2008

Balance - beginning of the period	$87,408	$71,636
Accrual for products sold
during the period	104,671	94,646
Expenditures	(108,998)	(84,991)
Balance - end of the period	$83,081	$81,291

8.	Commitments

The Company is a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $72,800 over the next 5 years.

9.     Income Taxes

The Company’s earnings before taxes increased 21.4% during the third quarter of 2009 when compared to the same quarter in 2008, and income tax expense increased by 3.4%, to $41,546, for the 13-week period ended September 26, 2009, from $40,168 for the 13-week period ended September 27, 2008. The income tax expense increase is due to increased earnings before taxes offset by a decline in the Company’s tax rate.  The effective tax rate was 16.2% and 17.6% for the 13-weeks and 39-weeks ended September 26, 2009 compared to 19.0% for both the 13-weeks and 39-weeks ended September 27, 2008.   The decline in the tax rate for 2009 is related to the release of 2005 income tax reserves for which the statute of limitations has expired.

The Company experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded the parent company based on its intellectual property rights ownership of consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to generate a relatively low tax rate.

10.   Fair Value Measurements

The Accounting Standards Code (ASC) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The ASC classifies the inputs used to measure fair value into the following hierarchy:

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of September 26, 2009

Description	Total	Level 1	Level 2	Level 3

Available for- sale securities	$721,534	$721,534	$-	$-
Failed Auction rate securities	$66,553			$66,553

Total	$788,087	$721,534	$-	$66,553

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, the ASC requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	39-Weeks Ended
	September 26, 2009	September 26, 2009

Beginning balance of auction rate securities	$67,829	$71,303
Total unrealized losses included in other
comprehensive income	(1,276)	(4,750)
Purchases in and/or out of Level 3	-	-
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$66,553	$66,553

The following is a summary of the company’s marketable securities classified as available-for-sale securities at September 26, 2009:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$450,788	$3,543	$(1,912)	$-	$452,419
Auction Rate Securities	92,100	-	(25,547)	-	66,553
Obligations of states and political subdivisions	210,034	1,138	(114)	-	211,058
U.S. corporate bonds	35,285	789	(962)	(1,274)	33,837
Other	23,126	1,259	(166)	-	24,219
Total	$811,333	$6,729	$(28,701)	$(1,274)	$788,087

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 27, 2008:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$137,854	$1,184	$(140)	$-	$138,898
Auction Rate Securities	92,850	-	(21,547)	-	71,303
Obligations of states and political subdivisions	40,336	960	(12)	-	41,284
U.S. corporate bonds	16,545	200	(2,707)	-	14,038
Other	9,502	79	(209)	-	9,372
Total	$297,087	$2,423	$(24,615)	$-	$274,895

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

The amortized cost and estimated fair value of marketable securities at September 26, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$28,459	$29,763
Due after one year through five years	280,383	256,171
Due after five years through ten years	297,331	297,497
Due after ten years	205,160	204,656
	$811,333	$788,087

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

11.  Recently Issued Accounting Pronouncements

In May 2008, the FASB issued EITF 07-1, Accounting for Collaborative Arrangements. EITF Issue 07-1 requires entities entering into collaborative arrangements in which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity to make specific disclosures regarding that arrangement. Garmin announced a strategic alliance with ASUSTeK Computer Inc. on February 4, 2009 that will leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co-branded location-centric mobile phones. The mobile phone product line will be known as the Garmin‐Asus nüvifone series. The Company has adopted EITF Issue 07-1 and the strategic alliance did not have a material impact on the Company’s financial condition or operating results in the third quarter of 2009.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company has adopted SFAS 107-b and APB 28-a and the guidance did not have a material impact on the Company’s financial condition or operating results in the third quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.  We do not anticipate the adoption of these FSPs will materially impact the Company.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company has adopted FSP FAS 157-4 and the guidance did not have a material impact on the Company’s financial condition or operating results in the third quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We do not anticipate the adoption of SFAS 165 will materially impact the Company.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 27, 2009.  The adoption of this provision did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “ASC”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and VOE (now referred to as third-party evidence “TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is investigating the impact of adopting Accounting Standard Update No. 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements.    This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.   The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company is investigating the impact of adopting Accounting Standard Update No. 2009-14 on its consolidated financial statements.

12.  Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 4, 2009 and had none to report.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 26, 2009	September 27, 2008

Net sales	100.0%	100.0%
Cost of goods sold	47.6%	55.7%
Gross profit	52.4%	44.3%
Advertising	5.9%	5.8%
Selling, general and administrative	9.1%	7.8%
Research and development	7.1%	6.1%
Total operating expenses	22.1%	19.7%
Operating income	30.3%	24.6%
Other income (expense), net	2.5%	-0.3%
Income before income taxes	32.8%	24.3%
Provision for income taxes	5.3%	4.6%
Net income	27.5%	19.7%

	39-Weeks Ended
	September 26, 2009	September 27, 2008

Net sales	100.0%	100.0%
Cost of goods sold	49.3%	54.1%
Gross profit	50.7%	45.9%
Advertising	5.5%	6.0%
Selling, general and administrative	10.2%	7.9%
Research and development	8.8%	6.4%
Total operating expenses	24.5%	20.3%
Operating income	26.2%	25.6%
Other income (expense), net	1.2%	3.6%
Income before income taxes	27.4%	29.0%
Provision for income taxes	4.8%	5.5%
Net income	22.6%	23.5%

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

Comparison of 13-Weeks Ended September 26, 2009 and September 27, 2008
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$132,174	16.9%	$118,614	13.6%	$13,560	11.4%
Marine	45,426	5.8%	44,048	5.1%	1,378	3.1%
Automotive/Mobile	545,707	69.9%	626,506	72.0%	(80,799)	-12.9%
Aviation	57,947	7.4%	81,187	9.3%	(23,240)	-28.6%
Total	$781,254	100.0%	$870,355	100.0%	$(89,101)	-10.2%

Net sales decreased 10.2% for the 13-week period ended September 26, 2009 when compared to the year-ago quarter.  The decline was driven by the automotive/mobile segment, as well as aviation, offset by increases in the marine and outdoor/fitness segments.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 72.0% in the third quarter of 2008 to 69.9% in the third quarter of 2009.

Total unit sales were flat at 3,866,000 in the third quarter of 2009 from 3,855,000 in the same period of 2008.   The slight increase in unit sales volume in the third quarter of fiscal 2009 was attributable to gains in the outdoor/fitness segment offset by a decline in aviation units.

Automotive/mobile segment revenue declined 13% from the year-ago quarter, as the average selling price declined 12% and volumes fell 1%.  This segment has slowed due to global macroeconomic conditions which have especially impacted North America and Europe, as well as increasing penetration rates in the industry.  The aviation segment declined 29% from the year-ago quarter as the industry continued to experience a significant slowdown associated with the macroeconomic conditions.  Revenues in our outdoor/fitness and marine segments increased 11% and 3%, respectively, from the year ago quarter as we delivered new products in the segment.

Gross Profit

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$82,886	62.7%	$74,487	62.8%	$8,399	11.3%
Marine	24,420	53.8%	21,714	49.3%	2,706	12.5%
Automotive/Mobile	263,653	48.3%	236,339	37.7%	27,314	11.6%
Aviation	38,783	66.9%	53,099	65.4%	(14,316)	-27.0%
Total	$409,742	52.4%	$385,639	44.3%	$24,103	6.3%

Gross profit dollars in the third quarter of 2009 grew 6.3% while gross profit margin increased 810 basis points compared to the third quarter of 2008.  Third quarter gross profit margins increased in all segments, excluding outdoor/fitness which fell 10 basis points, when compared to the same quarter in 2008.   Third quarter 2009 gross profit margin improvements were greatest in the automotive/mobile and marine segments at 1060 basis points and 450 basis points, respectively.

The automotive/mobile segment’s margin increase was driven by a decrease in per unit cost partially offset by average selling price reductions.  The per unit cost benefits were driven by foreign currency fluctuations, material cost reductions, and a mix shift toward newly released products, which typically have lower unit costs due to design efficiencies.  The Company also benefited from increased margins in the aviation and marine segments due to increased pricing and stable or decreasing per unit costs.  Aviation and marine gross margins increased 150 basis points and 450 basis points, respectively, from the year-ago quarter.

Advertising Expense

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$7,957	6.0%	$7,164	6.0%	$793	11.1%
Marine	2,810	6.2%	2,523	5.7%	287	11.4%
Automotive/Mobile	34,098	6.2%	40,274	6.4%	(6,176)	-15.3%
Aviation	988	1.7%	781	1.0%	207	26.5%
Total	$45,853	5.9%	$50,742	5.8%	$(4,889)	-9.6%

Advertising expense increased as a percentage of sales but decreased in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses increased to 5.9% in the third quarter of 2009 compared to 5.8% in third quarter of 2008.  The decrease of $4.9 million was a result of actions taken by the Company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world.

Selling, General and Administrative Expense

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$15,463	11.7%	$8,704	7.3%	$6,759	77.7%
Marine	4,276	9.4%	3,652	8.3%	624	17.1%
Automotive/Mobile	44,185	8.1%	49,982	8.0%	(5,797)	-11.6%
Aviation	7,575	13.1%	5,447	6.7%	2,128	39.1%
Total	$71,499	9.1%	$67,785	7.8%	$3,714	5.5%

Selling, general and administrative expense increased in absolute dollars and as a percentage of sales compared to the year-ago quarter.  The increased expense relates to a bad debt accrual due to cash collection risks associated with several of our customers.  The increased expense for the outdoor/fitness segment is driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 7.8% of sales in the third quarter of 2008 to 9.1% of sales in the third quarter of 2009.

Research and Development Expense

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,036	4.6%	$6,483	5.5%	$(447)	-6.9%
Marine	5,551	12.2%	4,933	11.2%	618	12.5%
Automotive/Mobile	25,317	4.6%	21,724	3.5%	3,593	16.5%
Aviation	18,603	32.1%	19,609	24.2%	(1,006)	-5.1%
Total	$55,507	7.1%	$52,749	6.1%	$2,758	5.2%

The 5.2% increase in research and development expense was due to ongoing development activities for new products and the addition of over 230 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation.   Research and development costs increased $2.8 million when compared with the year-ago quarter representing a 100 basis point increase as a percent of revenue, due principally to the 10% revenue decline.

Operating Income

	13-weeks ended September 26, 2009		13-weeks ended September 27, 2008		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$53,430	40.4%	$52,136	44.0%	$1,294	2.5%
Marine	11,783	25.9%	10,606	24.1%	1,177	11.1%
Automotive/Mobile	160,053	29.3%	124,359	19.8%	35,694	28.7%
Aviation	11,617	20.0%	27,262	33.6%	(15,645)	-57.4%
Total	$236,883	30.3%	$214,363	24.6%	$22,520	10.5%

Operating income increased $22.5 million or 570 basis points as a percent of revenue, when compared to the third quarter of 2008 as declining revenues and continued growth in research and development expense associated with ongoing development activities were more than offset by gross margin improvement and reductions in advertising expense discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 26, 2009	September 27, 2008
Interest Income	$6,360	$8,435
Foreign Currency Exchange	11,752	(12,744)
Other	1,684	1,358
Total	$19,796	$(2,951)

The average interest rate return on cash and investments during the third quarter of 2009 was 1.5% compared to 3.8% during the same quarter of 2008.  The decrease in interest income is attributable to decreasing interest rates, partially offset by higher cash and investment balances.

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

The majority of the $11.8 million currency gain in the third quarter of 2009 was due to the weakening of the U.S. Dollar compared to the Euro, the British Pound Sterling, and the Taiwan Dollar.  The relative strength of the Taiwan Dollar and Euro have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro transactions relate to revenue.  During the third quarter of 2009, the U.S. Dollar weakened 4.4% compared to the Euro resulting in a gain of $17.9 million.  Offsetting this gain was a loss of $8.2 million due to the U.S. Dollar weakening 1.3% against the Taiwan Dollar.  The remaining net currency gain of $2.1 million related to other currencies and timing of transactions.

The majority of the $12.8 million currency loss in the third quarter of 2008 was due to the strengthening of the U.S. Dollar.  During the third quarter of fiscal 2008, the Taiwan Dollar weakened 5.0% in comparison to the U.S. Dollar resulting in a $38.5 million gain.  Offsetting this impact, the Euro had weakened 6.5% relative to the U.S. Dollar resulting in a $51.2 million loss.

Income Tax Provision

Our earnings before taxes increased 21% when compared to the same quarter in 2008, and our income tax expense increased by $1.3 million, to $41.5 million, for the 13-week period ended September 26, 2009, from $40.2 million for the 13-week period ended September 27, 2008.  The effective tax rate was 16.2% and 19.0% in the third quarter of 2009 and the third quarter of 2008, respectively.   The decline in the tax rate for 2009 is related to the release of 2005 income tax reserves for which the statute of limitations has expired.

Net Income

As a result of the above, net income increased 26% for the 13-week period ended September 26, 2009 to $215.1 million compared to $171.2 million for the 13-week period ended September 27, 2008.

Comparison of 39-weeks Ended September 26, 2009 and September 27, 2008
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$320,187	17.0%	$308,255	12.6%	$11,932	3.9%
Marine	143,641	7.6%	171,232	7.0%	(27,591)	-16.1%
Automotive/Mobile	1,242,011	65.8%	1,710,248	69.9%	(468,237)	-27.4%
Aviation	181,218	9.6%	256,095	10.5%	(74,877)	-29.2%
Total	$1,887,057	100.0%	$2,445,830	100.0%	$(558,773)	-22.8%

Net sales decreased 22.8% for the 39-week period ended September 26, 2009 when compared to the year-ago period.  The decrease occurred across all segments, except outdoor/fitness, with the greatest decrease in the automotive/mobile segment.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 69.9% in the year-to-date period for 2008 to 65.8% in 2009.

Total unit sales decreased 5% to 9,997,000 for the year-to-date for 2009 from 10,563,000 in the same period of 2008.   The lower unit sales volume was attributable to declining volumes across all segments, excluding outdoor/fitness, with the greatest percentage declines occurring in aviation and marine.

Automotive/mobile segment revenue declined 27.4% from the year-ago period, as the average selling price declined 23% and volumes declined 6%. The aviation and marine segments declined 29.2% and 16.1%, respectively, from the year-ago period as both industries experience significant slowdowns associated with the macroeconomic conditions.  Outdoor/fitness segment revenue increased 3.9% due to new product introductions in the third quarter.

Gross Profit

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$204,526	63.9%	$179,834	58.3%	$24,692	13.7%
Marine	83,078	57.8%	94,296	55.1%	(11,218)	-11.9%
Automotive/Mobile	542,910	43.7%	675,953	39.5%	(133,043)	-19.7%
Aviation	126,837	70.0%	172,799	67.5%	(45,962)	-26.6%
Total	$957,351	50.7%	$1,122,882	45.9%	$(165,531)	-14.7%

Gross profit dollars for the 39-weeks ended September 26, 2009 fell 14.7% while gross profit margin percentage increased 480 basis points over the same period of the previous year.  Gross profit margins increased in all segments when compared to the same period in 2008.

The automotive/mobile segment gross profit margin percentage increase of 420 basis points was driven by material cost reductions and foreign currency fluctuations as the Company benefited from sales transacted in foreign currencies partially offset by price declines.   Gross profit margin percentage for outdoor/fitness, marine and aviation increased compared to the same period of 2008 due to increased average selling price and decreases in per unit costs driven by product mix, material cost reductions.

Advertising Expense

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$16,788	5.2%	$19,668	6.4%	$(2,880)	-14.6%
Marine	7,808	5.4%	12,227	7.1%	(4,419)	-36.1%
Automotive/Mobile	75,280	6.1%	111,638	6.5%	(36,358)	-32.6%
Aviation	3,225	1.8%	3,666	1.4%	(441)	-12.0%
Total	$103,101	5.5%	$147,199	6.0%	$(44,098)	-30.0%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses declined to 5.5% in the year-to-date period of 2009 compared to 6.0% in same period of 2008.  The decrease was a result of actions taken by the Company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world.

Selling, General and Administrative Expenses

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$37,694	11.8%	$23,962	7.8%	$13,732	57.3%
Marine	15,455	10.8%	14,434	8.4%	1,021	7.1%
Automotive/Mobile	121,236	9.8%	138,797	8.1%	(17,561)	-12.7%
Aviation	19,076	10.5%	16,988	6.6%	2,088	12.3%
Total	$193,461	10.2%	$194,181	7.9%	$(720)	-0.4%

Selling, general and administrative expense decreased slightly in absolute dollars while increasing as a percentage of sales compared to the year-ago period as costs throughout the Company were reduced but not as rapidly as the revenue declines.  The increased expense for the outdoor/fitness segment and the decreased expense for the automotive/mobile segment were driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 7.9% of sales for the 39-weeks ended September 27, 2008 to 10.3% of sales for the 39-weeks ended September 26, 2009, as revenues declined.

Research and Development Expense

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$17,693	5.5%	$19,312	6.3%	$(1,619)	-8.4%
Marine	16,119	11.2%	15,125	8.8%	994	6.6%
Automotive/Mobile	75,024	6.0%	64,328	3.8%	10,696	16.6%
Aviation	57,959	32.0%	57,139	22.3%	820	1.4%
Total	$166,795	8.8%	$155,904	6.4%	$10,891	7.0%

The 7.0% increase in research and development expense dollars was due to ongoing development activities for new products, the addition of over 230 new engineering personnel to our staff during the period, and an increase in engineering program costs during 2009 as a result of our continued emphasis on product innovation.   Research and development costs increased $10.9 million when compared with the year-ago period and increased 240 basis points as a percent of revenue as research and development grew while revenues declined.

Operating Income

	39-weeks ended September 26, 2009		39-weeks ended September 27, 2008		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$132,351	41.3%	$116,892	37.9%	$15,459	13.2%
Marine	43,696	30.4%	52,510	30.7%	(8,814)	-16.8%
Automotive/Mobile	271,370	21.8%	361,190	21.1%	(89,820)	-24.9%
Aviation	46,577	25.7%	95,006	37.1%	(48,429)	-51.0%
Total	$493,994	26.2%	$625,598	25.6%	$(131,604)	-21.0%

Operating income increased 60 basis points as a percent of revenue but fell $131.6 million in absolute dollars when compared to the year-ago period as the revenue declines and continued growth in research and development expense were only partially offset by gross margin improvements and declines in advertising expense discussed above.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 26, 2009	September 27, 2008
Interest Income	$16,646	$26,563
Foreign Currency Exchange	$4,478	4,818
Gain on sale of equity securities	-	50,949
Other	$1,325	2,091
Total	$22,449	$84,421

The average taxable equivalent interest rate return on invested cash for the 39-weeks ended September 26, 2009 was 1.5% compared to 3.6% during the same period of 2008.  The decrease in interest income is attributable to decreasing interest rates, partially offset by higher cash and investment balances.

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

The majority of the $4.5 million currency gain in the 39-weeks ended September 26, 2009 was due to the weakening of the U.S. Dollar compared to the Euro, the British Pound Sterling and the Taiwan Dollar.  During the 39-weeks ended September 26, 2009, the U.S. Dollar weakened 4.4% and 8.4% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $17.2 million.  A loss of $13.5 million resulted due to the U.S. Dollar weakening 1.8% against the Taiwan Dollar.  The remaining net currency gain of $0.8 million related to other currencies and timing of transactions.

The majority of the $4.8 million currency gain for the 39-weeks ended September 27, 2008 was related to the tender of our Tele Atlas N.V. shares.  This transaction generated a realized gain of $21.5 million due to the strengthening of the Euro between the date of purchase of the shares in October 2007 to the dates of tender in February, March, and June 2008.  The offsetting $16.7 million currency loss in the same period of 2008 was primarily due to the timing of fluctuations between the U.S. Dollar compared to the Taiwan Dollar and the Euro.  On a year to date basis, the Taiwan Dollar strengthened 1.4% in comparison to the U.S. Dollar, resulting in a $0.3 million gain.  The Euro had strengthened 0.1% relative to the U.S. Dollar year to date in 2008 which resulted in a $17.2 million loss.  Other net currency gains and the timing of transactions created the remaining gain of $0.2 million.

The gain on sale of equity securities of $50.9 million in the first half of 2008 was generated primarily from the sale of our equity interest in Tele Atlas N.V.

Income Tax Provision

Our earnings before taxes decreased 27.3% when compared to the same period in 2008, and our income tax expense decreased similarly by $44.0 million, to $90.9 million, for the 39-week period ended September 26, 2009, from $134.9 million for the 39-week period ended September 27, 2008.  The effective tax rate was 17.6% in year to date in 2009 and 19.0% year to date in 2008.    The decline in the tax rate for 2009 is related to the release of 2005 income tax reserves for which the statute of limitations has expired.

Net Income

As a result of the above, net income decreased 26.0% for the 39-week period ended September 26, 2009 to $425.5 million compared to $575.1 million for the 39-week period ended September 27, 2008.

Liquidity and Capital Resources

Net cash generated by operating activities was $848.6 million for the 39-week period ended September 26, 2009 compared to $512.7 million for the 39-week period ended September 27, 2008. We experienced a $60.6 million year-to-date decrease in net inventories in this 39-week period of 2009.   We were able to reduce inventory levels while still carrying sufficient inventory levels of finished goods and key components so that potential supplier shortages have had as minimal an impact as possible on our ability to deliver our finished products. Accounts receivable decreased $178.3 million, net of bad debts, during the 39-week period ended September 26, 2009 due to ongoing collections following the seasonally strong fourth quarter of 2008 and second quarter of 2009.

Cash flow used in investing activities during the 39-week period ending September 26, 2009 was $558.4 million.  Cash flow used in investing activities principally related to $35.4 million in capital expenditures primarily related to business operation and maintenance activities, the net purchase of $515.4 million of fixed income securities associated with the investment of our on-hand cash balances, and the purchase of intangible assets for $7.5 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the third quarter of 2009 was 1.5%

Net cash provided by financing activities during the period was $3.9 million resulting from $5.8 million from the issuance of common stock related to our Company stock plans and stock based compensation tax benefits offset by the use of $1.9 million for stock repurchased under our stock repurchase plan.

We currently use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, acquisitions, payment of dividends declared and share repurchases.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $72.8 million over the next 5 years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services and the purchase of raw materials.  Product pricing and raw material costs are both significantly influenced by semiconductor market conditions.  Historically, during cyclical economic downturns, we have been able to offset pricing declines for our products through a combination of improved product mix and success in obtaining price reductions in raw material costs.   In the current quarter, we were able to offset the decline in sales with cost savings resulting in an increase in gross profit and operating income.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.    In accordance with Accounting Standards, the financial statements of all Company entities with functional currencies that are not U.S. Dollars are translated for consolidation purposes into U.S. Dollars, the functional currency of Garmin Ltd. and Garmin International, Inc.    Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities.   The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive gain/(loss) in the accompanying condensed consolidated balance sheets.

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

Interest  Rate Risk

As of September 26, 2009, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 26, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 26, 2009 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2009, the court entered a scheduling order enabling all defendants in these cases to file a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and stayed all proceedings pending the court’s ruling on the joint motion for summary judgment. On February 20, 2009, the defendants filed a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents. On August 3, 2009, the court issued a Memorandum Opinion and Order granting the defendants’ consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and holding that these patents are invalid.  On August 24, 2009, Encyclopaedia Britannica filed a Notice of Appeal to the Federal Circuit Court of Appeals.  Garmin International believes the Federal Circuit will affirm the district court’s judgment.

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

On January 7, 2009, Garmin filed an Amended Answer and Counterclaims asserting the ’873 patent is not infringed, is invalid, and that the plaintiff committed inequitable conduct resulting in unenforceability of the ’873 patent. On February 2, 2009, codefendant TomTom, Inc. filed a Motion for Summary Judgment of Unenforceability of the ’873 22 Patent Due to Inequitable Conduct. On September 30, 2009, the Court denied TomTom, Inc.’s Motion for Summary Judgment.  On October 9, 2009, the Court issued an order construing the claims of the ’873 patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this lawsuit.

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

Ambato Media, LLC v. Clarion Co., Ltd., Clarion Corporation of America, Delphi Corporation, Fujitsu Limited, Fujitsu Ten Corporation of America, Garmin Ltd., Garmin International, Inc., Victor Company of Japan Ltd., JVC Americas Corporation, JVC Kenwood Holdings, Inc., J&K Car Electronics Corporation, LG Electronics, Inc., LG Electronics USA, Inc., MiTAC International Corporation, MiTAC Digital Corporation, Mio Technology USA Ltd., Navigon, Inc. Nextar Inc., Panasonic Corporation, Panasonic Corporation of North America, Pioneer Corporation, Pioneer Electronics (USA) Inc., Sanyo Electric Co., Ltd., Sanyo North America Corporation, Sanyo Electronic Device (U.S.A.) Corporation, TomTom N.V., TomTom International B.V., and TomTom, Inc.

On August 14, 2009, Ambato Media, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”).  Garmin believes the ’542 patent is invalid and not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

Pioneer Corporation v. Garmin Deutschland GmbH,  Garmin Ltd., Garmin International, Inc., Garmin (Europe) Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd.  alleging infringement of European Patent No. 775 892 and European Patent No. 508 681.  Garmin believes that none of Garmin’s products infringe either of these patents. Garmin believes that the claims are without merit and intends to vigorously defend this action. Garmin is currently in the process of selecting German counsel to represent the Garmin defendants in this action. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.  There have been no material changes during the 13-week and 39-week period ended September 26, 2009 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2009.    The company did not purchase any shares under this authorization in the third quarter of fiscal 2009.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated:   November 4, 2009

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase