Form 10-K
period 2009-12-26
GARMIN LTD
filed 2010-02-24
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to _____
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
YES ☐   NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 27, 2009 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $2,975,580,700.

Number of shares outstanding of the registrant’s common shares as of February 22, 2010:
Common Shares, $.005 par value – 200,344,095
Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:
Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed no later than 120 days after December 26, 2009.	Part III

Garmin Ltd.

2009 Form 10-K Annual Report

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 65 million products, which includes the delivery of nearly 17 million products during 2009.

 Automotive/Mobile Product Introductions

Garmin introduced a number of new versions of Garmin’s popular nüvi® personal navigation device (PND) product line in 2009, including the nüvi 1690, a premium PND with a built-in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information such as Google™ local search, traffic, weather, fuel prices, movie listings, flight status, local events, white page telephone listings and the Ciao!™ friend finding application, the nüvi 1490T, a premium PND that has a large, 5-inch touchscreen and sleek body style that is 25-percent slimmer than most nüvi models, the nüvi 1200 and 1300 series with a new ultra-thin design that are the first nüvi devices to offer pedestrian capability enabled through optional CityExplorer™ maps, and the nüvi 885T, which is a voice-activated PND that includes lane assist with junction view.   Garmin also introduced in 2009 the nüvi 465T, which is the first PND designed exclusively for over the road long-haul navigation and delivery trucks.  The nüvi 465T supports multiple truck profiles and features advanced routing and guidance to support truck-related road restrictions such as height, width, length, weight and hazardous materials.

In February 2009 Garmin and ASUSTek Computer Inc. announced a strategic alliance to leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co-branded location-centric mobile phones, to be known as the Garmin-Asus nüvifoneTM series.  Throughout the summer and fall of 2009, the nüvifone G60 and M20 models were made available in select countries in Asia, Europe and North America through retail channels and carriers.  The nüvifone G60 was first available in July 2009 in Taiwan.  The nüvifone M20 became available in August 2009 in Taiwan, Hong Kong, Singapore, Thailand and Malaysia.  The North America launch of the nüvifone G60 occurred in October 2009 when AT&T announced that it would offer the device to its customers in the United States.  This was followed by the first western European carrier launch of the nüvifone G60 with Sunrise in Switzerland.  Garmin also announced in 2009 that several other nüvifone models are under development for 2010, including devices with the Android operating system. In addition, in 2009 Garmin introduced the zūmo® 660, which is a new motorcycle device that integrates the slim and sleek design of the nüvi with specific features made exclusively for motorcyclists.

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.

Outdoor/ Fitness Product Introductions

Garmin expanded its Forerunner® line of products for the fitness market in 2009 with the Forerunner 310XT, which is a GPS-enabled trainer that is water-resistant to 50m, tracks bike and run data and sends it wirelessly to your computer. This multi-sport device has up to 20 hours of battery life, and goes from wrist to bike in seconds.  In April 2009 Garmin also introduced the Forerunner 405CX, which adds heart-rate based calorie computation and improved comfort to the numerous features available on the Forerunner 405.

Garmin also expanded its Edge® line of cycling GPS products in 2009 with the Edge 500, which weighs only two ounces, features a high-sensitivity GPS receiver, requires no calibration, can be switched quickly and easily between bicycles and connects wirelessly with ANT+™ compatible third-party power meters.

To help promote its full line of fitness products, in October 2009 Garmin extended for an additional three years its title sponsorship of Team Garmin-Transitions, a ProTour cycling team.

In June 2009 Garmin introduced the Dakota™ series of handheld GPS devices, which are compact, waterproof devices with up to 20 hours of battery life that include a high sensitivity GPS receiver, worldwide basemap and color touchscreen display. Garmin also expanded its Oregon™ series of touchscreen handheld GPS devices by introducing the Oregon 550 and 550t, which integrate a 3.2 megapixel digital camera that creates geotagged images and a 3-axis compass into the Oregon series of devices, as well as the Oregon 450 and 450t.

Garmin also updated the eTrex® series of value-priced handheld GPS devices in 2009 by introducing the eTrex Legend H and the eTrex Vista H, which include a high sensitivity GPS receiver, a USB interface, and 24 megabytes of internal memory for loading detailed topographic maps.  The eTrex Vista H also includes an electronic compass and barometric altimeter.

Garmin also introduced the Approach™ G5 in January 2009, which is its first touchscreen handheld GPS product designed exclusively for the golf course.  The Approach G5 is a rugged, waterproof, touchscreen golf GPS packed with thousands of preloaded golf course maps. It uses a high-sensitivity GPS receiver to, among many other features, measure individual shot distances and show the exact yardage to fairways, hazards and greens.

 Marine Product Introductions

In 2009 Garmin introduced the GPS 72H, which is a value-priced lightweight, waterproof handheld GPS that floats, features a high-sensitivity GPS, a USB connection and a large screen.   Garmin also introduced HomePort™, an application that allows mariners to plan and manage trips, routes, tracks and waypoints and transfer them between a personal computer and applicable Garmin chartplotter.  In July 2009 Garmin introduced the VHF 300, which is a high-end marine radio with premium features such as multi-station support, a space-saving black box configuration, and options such as an integrated dual-band AIS receiver.

In July 2009 Garmin introduced its next generation of open-array digital radar scanners – the GMR™ 1204/1206 xHD and the GMR 604 xHD, which provide up to eight times more sampling data that Garmin’s current open-array digital radar scanner products.  In November 2009 Garmin introduced the GPSMAP® 6000 and GPSMAP 7000 series of large-format multi-function displays with G Motion™ technology.

 Aviation Product Introductions and Certifications

In March 2009 Garmin received Federal Aviation Administration (FAA) Supplemental Type Certification (STC) for the G1000® avionics suite in the King Air 200 and B200.

In April 2009 Garmin received European Aviation Safety Agency’s (EASA) European Technical Standard Order (ETSO) approval for the GDU 620 display/control unit, which is the display unit for the G600 flight display system. Because the other components of the G600 have already received EASA’s ETSO approval, this announcement indicates the GDU 620 is eligible for installation in European registered aircraft with a certification weight up to 5,700 kgs.

In July 2009 Garmin received FAA Approved Model List Supplemental Type Certification (AML STC) for the G500, a new avionics suite for normal and utility category Part 23 Class I and Class II aircraft.

In October 2009 Garmin announced the G3000, its first touchscreen-controlled integrated flight deck for Part 23 turbine aircraft.

In November 2009 Garmin introduced the aera™, an aviation handheld series that is touchscreen and multi-mode so that it can transition between aviation to automotive mode with one touch.

In December 2009 the FAA granted AML STC for Garmin’s new TAS and TCAS I traffic systems, the GTS™ 800, GTS 820 and GTS 850.

Products

Garmin has achieved a leading market position and a history of consistent growth in revenues and profits by offering ergonomically designed, user-friendly products with innovative features and designs covering a broad range of applications and price points.  Garmin’s target markets are currently broken down into its four main business segments – automotive/mobile, outdoor/fitness, marine and aviation.

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

nüvi®
(25 models)
The nüvi is Garmin’s popular thin-profile personal navigation device (PND).  All nüvi models combine a full-featured GPS navigator (with built-in maps) with a currency and measurement converter, world clock and digital photo organizer.  Different nüvi models and optional add-ons offer different feature sets, including a wide screen display, integrated traffic receiver for traffic data, spoken street names, voice recognition, speed limit indication, lane assist, 3-D building view, , junction view, Bluetooth® hands-free capability, MP3 player, built-in maps of Europe, and the ability to add custom points of interest.  The nüvi model 1690 offers Garmin’s nüLink!™ service, which is a subscription service (a free two-year subscription is provided with the nüvi 1690) that provides certain real-time information delivered wirelessly to the device, including Google™ local search, traffic information, weather, fuel prices, movie listings, flight status, local events, and white page telephone listings.  Numerous newer nüvi models also offer a feature called ecoRoute™, which is a feature designed to help improve the vehicle’s fuel efficiency by suggesting route calculations based upon less fuel usage and a driving challenge program that helps reinforce fuel-efficient driving practices. In fiscal years 2009, 2008, and 2007, the nüvi class of products represented approximately 63%, 64%, and 52% respectively of Garmin’s total consolidated revenues.

nüvifone ™
(2 models)
The nüvifoneTM G60 — a touchscreen smartphone that integrates a mobile phone, web browser and PND all in one device — was introduced in 2009 by Garmin and ASUSTek Computer Inc. through the Garmin-Asus alliance, a co-branded alliance between Garmin and ASUSTek Computer Inc.  AT&T is the exclusive mobile phone carrier for the nüvifone G60 in the United States.  It is also available for purchase in Belgium, France, Switzerland, Poland, Czech Republic, Taiwan, Singapore and Malaysia.  The nüvifone M20 smartphone operates on a Windows Mobile® 6.5 operating system and is sold in Taiwan and Hong Kong.

zūmo®
(4 models)
Motorcycle-specific navigators with features including a glove-friendly touch screen with high bright sunlight-readable display, motorcycle mount, vibration-tested design, and Bluetooth wireless technology.  An SD (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders.  The zūmo 660 features 3-D building view and lane assist and a digital fuel gauge.  The zūmo 220 and 665 were announced in January 2010 as the latest zūmo models (expected delivery of first quarter 2010).  The zūmo 220 offers a smaller form factor than previous models, while the 665 includes an antenna for XM Satellite Radio®, XM NavWeather® and XM NavTraffic® (subscription is required for XM content).

Garmin Mobile® for
BlackBerry	Garmin Mobile for BlackBerry is a subscription-based software application that lets compatible BlackBerry devices function as versatile GPS navigators.

Garmin Mobile XT
Garmin Mobile XT is a data card that turns many smartphones into full-featured navigators.  Users can simply plug the microSD card into a compatible phone and begin navigating.  No network coverage or subscription is required.

Outdoor/Fitness

The table below includes a sampling of the fitness and outdoor products that Garmin currently offers to consumers around the world.

Forerunner®
(9 models)
Compact, lightweight training assistants for athletes with integrated GPS sensor (except for FR60 fitness watch) that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function. The Forerunner 60 is an entry-level advanced fitness watch that allows runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer.  The Forerunner 405 is a compact-sized, wrist-worn GPS-enabled device that allows runners and joggers to track their speed, distance, heart rate and location, access their training history or challenge a Virtual Partner™ and automatically upload their data wirelessly to a personal computer.  The Forerunner 405CX adds heart-rate based calorie computation and improved comfort to the numerous features available on the Forerunner 405.  The Forerunner 310XT model, which was designed specifically for triathletes, is water-resistant to 50m and tracks biking and running data (and optional heart rate data).

Edge®
(5 models)
Integrated personal training systems designed for cyclists. The Edge 205 measures speed, distance, time, calories burned, climb and descent, altitude and more.  The Edge 305 adds a heart rate monitor and/or wireless speed/pedaling cadence sensor.  The Edge 605 and 705 provide mapping capabilities (including street navigation) and a 2.2” color display in addition to tracking vertical profiles, climb and descent, altitude, speed, distance, and time.  The newest model — the Edge 500 — is geared toward performance-driven cyclists by offering the ability to track even more performance data in a streamlined form factor.

Dakota™
(2 models)
The Dakota series is Garmin’s entry level series of handheld GPS navigators with built-in mapping.  The Dakota 10 is a rugged, palm-sized navigator that offers a touchscreen display, high-sensitivity GPS, and a built-in worldwide basemap.  The Dakota 20 adds a barometric altimeter, 3-axis electronic compass, and a microSD™ card slot for optional customized maps.  The 20 model also allows a user to share waypoints, tracks, routes and geocaches wirelessly with other compatible Dakota, Foretrex®, Oregon® and Colorado® users.

Colorado®
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

Oregon®
(9 models)
The Oregon series combines a bright 3 inch color touchscreen, rugged design and a variety of preloaded mapping options. The entry-level Oregon 200 comes with a built-in Worldwide basemap.  The Oregon 300 includes a worldwide basemap with shaded relief.  The Oregon 400t gives hikers preloaded U.S. topographic maps with 3-D elevation perspective. The Oregon 400i offers shoreline details, depth contours and boat ramps for U.S. inland lakes and navigable rivers. The Oregon 400c features chart coverage for the coastal U.S. and Bahamas. The high-end Oregon 550 and 550t each come with a built-in 3.2 megapixel autofocus digital camera with 4x digital zoom, and each photo taken by these devices is automatically geotagged with the location of where it was taken, allowing the user to navigate back to that exact spot in the future.  In January 2010, Garmin announced the Oregon 450 and Oregon 450t, the newest members of the Oregon product family (expected availability of first quarter 2010).  The 450 and 450t do not include the built-in camera, but offer many other upgrades over other Oregon models, including an easier-to-read display and enhanced track navigation.

Rino®
(5 models)
Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation.  Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio.  The Rino 110 offers an FRS/GMRS radio plus basic GPS navigator. The Rino 120 adds an internal basemap and MapSource compatibility for street-level mapping.  The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and National Oceanic and Atmospheric Administration (NOAA) weather radio receiver.  The Rino 520HCx has a high sensitivity GPS receiver, 5 watts of transmit power, color display, mini-USB interface, and a turn-by turn automatic route calculation for use in automobiles.  The Rino 530HCx has all of the features of the Rino 520HCx, plus a seven-channel weather receiver, electronic compass, and barometric altimeter.

Approach™ G5
(2 models)
The Approach G5 is a waterproof, touchscreen, handheld GPS for golfers that features over 12,000 preloaded golf course maps. Approach G5 uses a high-sensitivity GPS receiver to measure individual shot distances and show the exact yardage to fairways, hazards and greens.  The Approach G3 was announced in January 2010 as a smaller, lighter version of the Approach, yet still offers over 12,000 preloaded courses.  Neither model requires any ongoing subscription fees.

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

Marine Chartplotters and Networking Products

GPSMAP® 7000 series
(4 models)
The latest generation in Garmin’s large-format multi-function displays.  The GPSMAP 7000 series introduced Garmin’s G Motion technology, which represents an upgrade in speed, smoothness and clarity over prior plotters.  G Motion technology delivers ultra-smooth map panning and zooming with virtually seamless graphical updating in all dimensions.  The 7000 series chartplotters also feature a low-level backlight display and a backlit keypad for use in low-light conditions without compromising vision.  The GPSMAP 7x15 series offers a huge 15-inch diagonal XGA (1024 x 768 pixel) sunlight readable touchscreen display, and is offered in two models – the GPSMAP 7015 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 7215, which comes pre-loaded with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas. Mariners can also opt for the same XGA resolution in a 12-inch diagonal screen configuration with the GPSMAP 7012 and GPSMAP 7212 models, which offer a worldwide basemap and coastal charts respectively.  All models are compatible with an optional wireless remote and a wireless mouse for additional flexibility and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

GPSMAP® 6000 series
(4 models)
Like the 7000 series, the 6000 series models also offer Garmin’s new G Motion technology and the features to improve visibility in low-light conditions.  The GPSMAP 6x12 series features a traditional soft-key interface with an alphanumeric keypad and a 12-inch diagonal XGA (1024 x 768 pixel) sunlight readable display.  Within this family, Garmin offers the GPSMAP 6012 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 6212 with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas preloaded.  For a smaller display, the GPSMAP 6x08 series offers an 8-inch VGA (640 x 480) sunlight readable display with a soft-key interface.  The models in the GPSMAP 6000 series are all compatible with an optional wireless remote and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity.

GPSMAP® 5000 series
(6 models)
These touch-screen multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color.  The 5212 and 5208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance.  The 5215 and 5015 offer 15-inch diagonal sunlight-readable touchscreen displays.

GPSMAP® 4000 series/
4200 series (6 models)
These multifunction displays for the Garmin Marine Network offer ease of use and video-quality resolution and color.  The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance.  The 4210 and 4010 feature 10.4-inch diagonal sunlight- readable displays and Garmin’s new marine user interface.

GPSMAP® 3000
(2 models)	These configurable chartplotter/multifunction displays (MFDs) are network-enabled and come in either a 10.4” or 6.4” display.

GPSMAP® 4x0 and 5x0
and 7x0 series
(5 models)
The 4x0 and 5x0 chartplotters and chartplotter/sonar units feature  highly-detailed pre-loaded marine cartography and offer a wide variety of display sizes and networking options.  All units are compatible with Garmin’s BlueChart® g2™ data cards. The 7x0 models are the newest in this family of products and are the first touchscreen controlled stand-alone marine chartplotters to offer radar capability and built-in sonar at an affordable price.

GPSMAP® 5x6 and 5x1
series (6 models)
Building upon the success of the GPSMAP 400 and 500 series, the new chartplotters in the GPSMAP 5x6, 5x1 and 4x1 series come standard with an internal high-sensitivity GPS receiver that allows for faster acquisition times and better satellite tracking so that boaters are able to acquire and maintain a GPS fix more easily. In addition, these units boast an improved, high-speed digital design that will increase map drawing and panning speeds.  Many of the new models in this series are also NMEA 2000 certified and can interface with Garmin’s full lineup of NMEA 2000 marine sensors and autopilots, as well as many other third-party sensors.

GPSMAP® 4x1
series (3 models)
With a 4-inch QVGA sunlight-readable display, the GPSMAP 4x1 series was designed for the boater who wants high performance in a small package.  These units feature a high-sensitivity GPS receiver and faster processors, and are offered with the same cartography configuration as the GPSMAP 5x1 series. Likewise, the GPSMAP 4x1s series is also available with a built-in sonar with a 500-watt RMS dual-frequency transducer for offshore use and a 400-watt RMS with a dual beam transducer for inland use.  For satellite weather and radio data, the GPSMAP 441 and 421 are also compatible with the GXM 51 receiver.

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

VHF Marine Radios
(4 models)
This series of marine radios offers differing feature sets for the radio needs of all types of mariners.  The VHF 100 is an entry-level, NMEA 0183 compatible VHF marine radio.  The VHF 200 is NMEA 2000 compatible.  The next step up is the VHF 300, which is designed for 35+ foot boats and is NMEA 2000 and NMEA 0183 compatible and offers multi-station support.  Also designed for 35+ foot boats, the VHF 300 AIS is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Marine
Autopilot Systems
(3 models)
The GHP 10’s patented Shadow Drive™ technology automatically disengages the autopilot if the helm is turned, allowing the helmsman to maneuver the boat. The autopilot automatically re-engages when a steady course is held by the helmsman. The TR-1 Gold Marine Autopilot offers worry-free remote steering and speed control to operators of small gasoline outboard motor boats up to 20 horsepower.  Finally, the GHP 10V Autopilot System for Volvo Penta IPS and Sterndrive Joystick Systems is approved for use with boats that have an integrated Volvo Penta IPS steering and propulsion system and features Garmin’s proven and innovative Shadow Drive™ technology – a patented capability that automatically disengages the autopilot if the helm is turned, allowing for quick and safe manual maneuvers without manually disengaging the autopilot.

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

Radar
(11 models)
Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen.  The GMR™ 18 and 24 models are digital radome products in various sizes and power specifications.  The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range.  The GMR 18 HD and GMR 24 HD radomes feature digital signal processing providing sharper radar imagery and improved target separation. The newest generation of open-array digital radar scanners and the GMR™ 1204/1206 xHD and the GMR 604/606 xHD models, which transmit with 12 and 6 kilowatts of power respectively.  All four of these open-array scanners have a maximum effective range of 72 nautical miles and offer selectable rotation speeds from 24 RPM to 48 RPM for rapid target updates.  These new xHD scanners provide up to eight times more sampling data than Garmin’s current open-array offerings,

Aviation

Garmin’s product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, electronic flight instrumentation systems (EFIS), traffic advisory systems and traffic collision avoidance systems, instrument landing system (ILS) receivers, surveillance products,  marker beacon receivers and audio panels.

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use.  The GNS 430/530W offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics.  The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998.  In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry.  The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements.  The GPSMAP 496, introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine.  Flying Magazine’s editors awarded Garmin a 2007 Flying Editors’ Choice Award for making the safety and precision of WAAS (Wide Area Augmentation System) available in its GPS navigation systems.  Garmin was ranked No. 1 among aviation electronics manufacturers for operation, presentation, technical advancement, information, construction and satisfaction in Professional Pilot magazine’s survey of its readers in 2003, 2004 and 2005 and was ranked No. 2 in 2006 and 2007. Garmin has been ranked No. 1 among cockpit avionics manufacturers for avionics product support in Professional Pilot magazine’s survey of its readers in each of the last six survey years.  Aviation International News also ranked Garmin the highest among cockpit avionics manufacturers in product support in 2009, making it the sixth consecutive year that Garmin has earned that distinction.  Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s aviation products are sold in both new aircraft and the retrofit market where existing aircraft are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Aircraft, Hawker Beechcraft Corporation, Diamond Aircraft Industries, Mooney Airplane Company, Piper Aircraft, Inc., DAHER- SOCATA and Quest Aircraft  through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays.  The G1000 also includes an integrated autopilot – the GFC700.  Garmin also has expanded its G1000 certifications to the business jet segment, such as Cessna’s Citation Mustang jet and Embraer’s Phenom 100 and Phenom 300.  Garmin also announced its next generation integrated flight deck system, the G3000, at the National Business Aircraft Association (NBAA) trade show in October 2009.  Both Honda Aircraft Corporation and Piper Aircraft simultaneously announced that the G3000 has been selected for the HondaJet and PiperJet respectively.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

aera™ series
(4 models)
Garmin’s newest aviation handheld series combines the latest aviation portable with a full-featured automotive GPS, allowing pilots to transition between aviation to automotive mode with one touch.  Featuring a crisp 4.3-inch QVGA wide-format display with touchscreen interface, all four aera models come with preloaded automotive maps, a built-in terrain/obstacles aviation database, patented Panel Page instrument display, and other features.  When in aviation mode, pilots see colorful icons that use intuitive pictures and labels to indicate their function. The exterior of each aera model (500, 510, 550 and 560) are identical, but the software features of each model are tailored to those seeking an entry, mid or high-level aviation handheld.

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

Pilot My-CastSM
Pilot My-Cast by Garmin is a premium flight planning, flight plan filing, and pre-flight weather application for display on compatible mobile phones.  Compared to other aviation weather cell phone applications, Pilot My-Cast is unique because it receives aviation data directly from the National Weather Service, Environment Canada, and Federal Aviation Administration.

Integrated avionics systems:

G3000™
Announced in October 2009, the G3000, which is designed for use in FAR Part 23 turbine aircraft, is the first touchscreen-controlled integrated flightdeck for light turbine aircraft.  It features extra-wide 14.1-inch displays with split-screen MFD viewing functionality and PFD terrain simulation in 3-D perspective with SVT™ Synthetic Vision Technology.

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

G600™
The G600 brings the style and function of an all-glass integrated avionics suite to the retrofit market for FAR Part 23 Class I, II or III aircraft.  The G600 incorporates two individual displays – a PFD and MFD – in a customized package specifically designed for easy retrofit installation. The G600 is designed to communicate and integrate with Garmin’s WAAS enabled panel mount products, and provides essential information such as attitude, air data, weather, terrain and traffic.  Garmin has received the FAA’s Approved Model List Supplemental Type Certification (AML STC) for the G600, which will simplify certification for over 300 different aircraft models.

G500™
Designed specifically for FAR Part 23 Class I/Class II aircraft (singles and twins under 6,000 lbs.), the G500 is an affordable, dual-screen electronic flight display that works with a pilot’s separate Garmin avionics stack to provide a fully TSO’d “glass cockpit” retrofit option.  The G500 does not include all of the same standard functionality as the G600 (for example, the G500 does not offer SVT (Synthetic Vision Technology) or a standard GAD 43 interface adapter.

G900X™
An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft.G3X™ The G3X is a fully-customizable glass cockpit for installation in experimental/kitbuilt and light sport aircraft.  The G3X offers a customizable PFD/MFD combination that features one, two or three all-glass displays; magnetometer; ADAHRS (combined air data and AHRS unit) and engine monitoring.

GDU 370/375	Multifunction displays for the light sport retrofit and experimental aircraft markets (expected to be available in the second quarter of 2009).

Panel-mount aviation products:

400W Series
(3 models)
The GNS 430W is the Wide Area Augmentation System (WAAS) successor to Garmin’s popular GNS 430, which was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.  .

500 W Series
(2 models)
These units combine the features of the 400W series along with a larger 5” color display.  The 530W Series comes standard with Wide Area Augmentation System (WAAS) capability and may be ordered with or upgraded to Class B Terrain Awareness and Warning System (TAWS-B) capability.

GTS™ TAS and
TCAS I Systems
The GTS 800 series of traffic avoidance products combines active and passive surveillance data to pinpoint specific traffic threats. The systems use Garmin’s patent-pending CLEAR CAS™ technology and correlates automatic dependent surveillance broadcast (ADS-B) with radar targets. The GTS 800 TAS is a lower-cost system, offering 40 watts of transmit power and a range of up to 12 nautical miles. The GTS 820 TAS delivers 250 watts of transmit power and up to 40 nautical miles of interrogation range. The GTS 850 TCAS I satisfies all TCAS I collision avoidance criteria for higher-capability turboprops and jets.  It features the same 250 watt performance as the GTS 820, and also meets the FAA’s TCAS I certification criteria

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A features an instrument landing system receiver to aid in landing.

GMA 240, 340 & 347
The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities.  The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface.  The GMA 240 is a versatile, non-TSO’d audio panel designed for experimental and light sport aircraft.

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

Sales and Marketing

Garmin’s non-aviation products are sold through a worldwide network of approximately 3,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. Best Buy was the only customer whose purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 26, 2009 (Best Buy’s purchases totaled 13.4% of Garmin’s 2009 consolidated revenues).  Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), in the U.K. (Eastern Europe, Middle East and Africa) France, Germany, Italy, Spain, Portugal, Austria, Sweden, Denmark, Finland, Belgium, Australia (also covering New Zealand) and in Taiwan (Asia).  Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. and Canadian electronics retailers;

•	Amazon.com—internet retailer;

•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;

•	Halford’s—a large European retailer specializing in car parts and accessories;

•	Petra—a large distributor who sells to a wide range of dealers;

•	Target— one of the nation’s largest general merchandise retailers;

•	Wal-Mart—the world’s largest mass retailer; and

•	Wynit—a large distributor who sells to a wide range of dealers, including Radio Shack.

Garmin’s Europe, Middle East, Australia/New Zealand and Africa consumer product sales are handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K. and U.S., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles the Company’s Asia sales and marketing effort.

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

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs).  In the consumer market, Garmin’s products are sold to certain automotive and motorcycle OEMs, such as Chrysler/Mopar, Toyota, Suzuki, Volkswagen, Harley-Davidson, Ford, BMW and BMW Motorrad, Honda Access, Mercedes Benz, Smart Car, Peugeot, Hyundai, Mazda, Nissan, Volvo, Bombardier, and Polaris, for dealer-installed aftermarket accessory programs.  Garmin also has a factory-installed program with Honda Motorcycles and also factory-installed automotive programs with BMW, Ford and Suzuki for the sale of PND products that are factory-installed by these automobile OEMs in certain models of vehicles .  In addition, Garmin also sells products and applications to Kenwood for bundling with Kenwood’s OEM products, and in 2008 Garmin announced a relationship with Panasonic Automotive Systems to supply products and applications to Panasonic for automotive OEM sales.  Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, Europcar, Alamo, and Hertz (Europe).  Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Southeast Toyota, Penske, Mazda, Saab and Ford.  Garmin’s products are also standard equipment on various models of boats manufactured by Edgewater Boats, Bennington Marine, Cigarette Racing Team, Inc., Cobalt Boats, G3 Boats, Gulf Craft, Inc., Fairline Boats, Ltd. and Regal Marine Industries, Inc. and are optional equipment on boats manufactured by Chaparral Boats, Inc., Grand Banks Yachts, Ltd., Mainship Corp. (Luhrs Corp.), Maritimo Offshore Pty Ltd., Mastercraft Boat Company, LLC and Zodiac Hurricane Technologies, Inc.  In the aviation market, Garmin’s avionics are standard equipment on various models of aircraft built by Bell Helicopter, Cessna Aircraft Company, Embraer, Cirrus Aircraft Corporation, DAHER-SOCATA, Diamond Aircraft Industries, Eurocopter, Mooney Aircraft Corporation, Hawker Beechcraft Aircraft Company, Robinson Helicopter, Piper Aircraft Company, and Quest Aircraft Company.  Other aircraft manufacturers offer Garmin’s products as optional equipment.

Competition

The market for navigation, communications and information products is highly competitive.  Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability.  Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and  MiTAC Digital Corporation (“MiTAC”) (which distributes products under the brand names of Magellan, Mio, and Navman) and Navigon AG. Garmin believes that its principal competitors for outdoor product lines are Magellan, a subsidiary of MiTAC,  Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) and Delorme and that its principal competitors for fitness products are Nike, Inc., Polar Electro Oy, Suunto Oy and Timex Corp.  For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Ltd. (“Raymarine”), Furuno Electronic Company (“Furuno”), and Simrad and Lowrance (subsidiaries of Navico).  For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Hummingbird division of Johnson Outdoors, Inc., and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Rockwell Collins, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, and Free Flight Systems for panel-mount GPS and display units.  For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc. (“Motorola”), Cobra Electronics Corporation and Midland Radio Corporation.  Garmin believes that its principal competitors for smartphones are Apple, Inc., HTC Corporation, Nokia Oyj, Samsung Corporation, Sony Ericsson Mobile Communications AB, Google, Inc., Motorola, LG Electronics, Palm, Inc., and Research in Motion, Ltd.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams.  Garmin’s products are created by its engineering and development staff, which numbered 1,969 people worldwide as of December 26, 2009.  Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers.  Garmin believes the industrial design of its products has played an important role in Garmin’s success.  Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 26,	December 27,	December 29,
	2009	2008	2007
($'s in thousands)
Research and development	$238,378	$206,109	$159,406
Percent of net sales	8.1%	5.9%	5.0%

Manufacturing and Operations

Garmin believes that one of its core competencies is its manufacturing capability at its Shijr, Jhongli and LinKou, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility.  Garmin believes that its vertically integrated approach has provided it the following benefits with respect to all products other than the nüvifone products, which are manufactured by one or more third parties as part of the Garmin-Asus strategic alliance, and our accessory products, which are also manufactured by one or more third parties:

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

Materials

Although most components essential to the Company’s business are generally available from multiple sources,  Certain key components including but not limited to microprocessors, certain liquid crystal displays (“LCDs”), and certain  application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, dynamic random access memory (“DRAM”), GPS chipsets and certain LCDs, are subject at times to industry-wide shortages and commodity pricing fluctuations.

The Company and other participants in the personal computer, mobile communication and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of the personal computer, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

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

 As of January 21, 2010, Garmin’s worldwide IP portfolio includes over 400 patents and 250 trademark registrations.  Garmin was selected as a constituent of the 2009 Ocean Tomo® 300 Patent Index and the 2009 Wall Street Journal® Electronic & Instruments Patent Scorecard, both of which are indices that recognize companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Environmental Matters

The European Union (“EU”) enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive ("RoHS Directive") and the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The RoHS Directive requires EU member states to enact laws prohibiting the use of certain substances, including lead, mercury, cadmium and hexavalent chromium, in certain electronic products put on the market after July 1, 2006. The WEEE Directive requires EU member states to enact laws that were to go into effect by August 13, 2005 regulating the collection, recovery and recycling of waste from certain electronic products. We modified the design of our products and our manufacturing processes and are participating in the collection and recycling programs in order to comply with such laws and regulations.  The EU is reviewing the RoHS Directive, and an amended version – “RoHS II” – is expected to be adopted in the Spring of 2010.  While the basic objective should remain the same, it is expected that RoHS II will provide clearer directives and complement other EU legislation by using similar methodologies.

The EU has also enacted the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation.  REACH requires manufacturers and importers of articles to register the substances contained in the articles if the substances are intended to be released under normal or reasonably foreseeable conditions of use.  Because the substances contained in our products are not intended to be released under normal or reasonably foreseeable conditions of use, we do not believe we or the importers of our products have an obligation under REACH to register those substances.  It is possible, however, that Garmin could participate in the REACH regulations as necessary to support possible REACH registration requirements of the recyclers of our products.  REACH also imposes notification and restriction requirements on manufacturers and importers of articles if the articles contain “substances of very high concern.”  We have established a program in order to comply when and to the extent necessary.  In January 2010, the European Chemicals Agency (ECHA) formally added 14 chemicals to the REACH Candidate List of Substances of Very High Concern (SVHC), which brings the total number of chemicals on the SVHC Candidate List to 28.  Under the REACH regulations, producers and importers of a chemical on the Candidate List whose quantities in the produced/imported articles are above 1 metric ton in total per year and in a concentration that exceeds 0.1% weight by weight (w/w) will be required to notify the European Chemical Agency with information pertaining to its use by June 1, 2011. Garmin is currently gathering information from its suppliers as to whether any of the chemicals listed on the January 2010 SVHC list are contained in any articles purchased from such suppliers.  Garmin is continuing an ongoing effort to obtain information necessary for Garmin to evaluate any possible notification responsibilities.

AC/DC adapters included as an accessory with certain Garmin products or sold as an option for battery charging of many portable Garmin products will require submissions of energy-use profiles in accordance with the EU EuP (Energy Using Products) Directive.  Garmin is modifying the design and energy-use profiles of our adapters in order to comply with applicable laws and regulations.  Additionally, the U.S. Department of Energy has promulgated a regulation pertaining to external power supplies and compliance with the energy efficiency standards that were established under the Energy Independence and Security Act of 2007.  We will be addressing these requirements as necessary.

Garmin products may also become subject to further energy efficiency requirements if and when required under U.S. Federal climate change legislation.

In June 2009 the California Air Resources Board adopted proposed regulations to reduce greenhouse gas emissions which would begin phasing in starting with 2012 model-year vehicles that would require vehicles sold in California to have solar reflective window glazing that may interfere with the reception of GPS satellite signals by portable navigation devices.

The People’s Republic of China has enacted legislation which is widely known as “China RoHS”.  The first phase of China RoHS took effect on March 1, 2007 and requires the disclosure and marking of certain substances, including lead, mercury, cadmium and hexavalent chromium in certain electronic products.  We have established a program in order to comply with the first phase of China RoHS.

Other states and countries have promulgated or proposed legislation similar to the RoHS Directive and/or the WEEE Directive.  The need for and cost of our compliance with such legislation cannot yet be fully determined but the cost could be substantial.

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

Regulatory and “Green Procurement” demands from our customers are also increasing, particularly in the areas of restricted substance use and environmentally-friendly design and manufacture initiatives.  The overall impacts of these customer requirements cannot yet be established.  Garmin is committed to improving our products and processes to meet our customer needs.

Employees

As of December 31, 2009, Garmin had 8,437 full and part-time employees worldwide, of whom 2,948 were in the United States, 68 were in Canada, 4,727 were in Taiwan, 623 were in Europe, and 71 were in other global locations.   Except for some of Garmin’s employees in Brazil, Iceland and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement.  Garmin considers its employee relations to be good.

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

                We have experienced substantial growth in the automotive/mobile segment which has resulted in GPS/navigation technologies being incorporated into competing devices such as mobile handsets and new automobiles through factory-installed systems.  Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for mobile devices.  The acceptance of this technology by consumers could slow our growth and further reduce margins.  Navigation systems are also becoming more prevalent as optional equipment on new automobiles.  Increased navigation penetration on new automobiles could slow our growth and further reduce margins.

Our financial results are highly dependent on the automotive/mobile segment, which now represents approximately 70% of our revenues and may be maturing leading to lesser growth than we have experienced in the past.

                We have experienced substantial growth in the automotive/mobile segment of our business in recent years as the products have become mass-market consumer electronics in both Europe and North America.  This market growth may now be slowing as penetration rates increase and competing technologies emerge.  Slowing growth, along with the significant price reductions that have occurred during the past three years, could result in lower revenues.  As margins have also declined in this segment, slowing growth may also result in lower earnings per share.

Economic conditions and uncertainty could adversely affect our revenue and margins

Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete.  The current economic weakness and constrained consumer and business spending has resulted in decreased revenue and may in the future result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailer and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse affect on our results of operations.

Gross margins for our products may fluctuate or erode.

Gross margins on our automotive/mobile products were declining prior to 2009 and are expected to decline in 2010 due to price reductions in the increasingly competitive market for personal navigation devices (PNDs) that are not offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes.  In particular, the average selling prices of a specific product tend to decrease over that product’s life.  To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices.  However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future.  To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

Legislative proposals have been considered in the United States within the past year that could increase the United States tax burden of corporations with international operations and could broaden the circumstances under which foreign corporations could be considered resident in the United States   Our tax position could be adversely impacted by changes in United States or foreign tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any specific legislative proposals.

Best Buy is a significant customer, representing over 10% of net sales.  Accordingly, our revenues and profitability will be adversely impacted if Best Buy’s business declines or if Best Buy is unable to pay us amounts owed timely.

Best Buy is our largest customer and accounted for 13.4% and 12.0% of our total net sales in 2009 and 2008, respectively.  If Best Buy’s business declines due to the economic conditions, market share losses or other factors, our revenues and profitability will be adversely impacted.  In addition, if Best Buy’s liquidity erodes for any of the reasons discussed above or a tightening in the credit markets and they are unwilling or unable to pay us amounts owed timely, our profitability will be adversely impacted.

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

Historically, our revenues have been weaker in the first quarter of each fiscal year and have recently been lower than the preceding fourth quarter.  Our devices are highly consumer-oriented, and consumer buying is traditionally lower in these quarters.  Sales of certain of our marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the recreational marine, fishing, and travel season.  Sales of our automotive/mobile products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling.  Garmin Corporation, headquartered in Shijr, Taiwan, uses the local currency as the functional currency.  The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.  In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.

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

Any past or future acquisitions could also result in difficulties assimilating acquired employees (including cultural differences with foreign acquisitions), operations, and products and diversion of capital and management’s attention away from other business issues and opportunities.  Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us.  We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we have made in previous years  or may make in the future.  If we fail to successfully integrate such transactions, our business could be materially harmed.

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

Our corporate affairs are governed by our Memorandum and Articles of Association, as amended, and by the Companies Law (2009 Revision) and the common law of the Cayman Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States.  Therefore, you may have more difficulty in protecting your interests in the face of actions by the management, directors or our controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

The shutdown of U.S. airspace following September 11, 2001 caused reduced sales of our general aviation products and delays in the shipment of our products manufactured in our Taiwan manufacturing facility to our distribution facility in Olathe, Kansas, thereby adversely affecting our ability to supply new and existing products to our dealers and distributors.

Any future shut down of U.S. airspace or imposition of restrictions on general aviation could have a material adverse effect on our business and financial results.

Many of our products rely on the Global Positioning System

The Global Positioning System is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites.  The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense.  The Department of Defense does not currently charge users for access to the satellite signals.  These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate.  However, of the current deployment of satellites in place, some have been operating for more than 12 years.

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

Our business is subject to disruptions and uncertainties caused by war or terrorism

Acts of war or acts of terrorism, especially any directed at the GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products, this could have a material adverse effect on our business, results of operations, and financial condition.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention worldwide.  Some scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol. These actions could increase costs associated with our operations, including costs for components used in the manufacture of our products and freight costs.

                In June 2009 the California Air Resources Board adopted proposed regulations to reduce greenhouse gas emissions which would begin phasing in starting with 2012 model-year vehicles that would require vehicles sold in California to have solar reflective window glazing that may interfere with the reception of GPS satellite signals by portable navigation devices.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile.  During 2009, the price of our common shares ranged from a low of $15.17 to a high of $39.58. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of January 25, 2010 members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 43.3% of our outstanding common shares.  Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions.  This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

Provisions in our shareholder rights plan and our charter documents might deter, delay or prevent a third party from acquiring us and Cayman Islands corporate law may impede a takeover, which could decrease the value of our shares.

Our Board of Directors has the authority to issue up to 1,000,000 preferred shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders.  This could have an adverse impact on the market price of our common shares.  We have no present plans to issue any preferred shares, but we may do so.  The rights of the holders of common shares may be subject to, and adversely affected by, the rights of the holders of any preferred shares that may be issued in the future.  In addition, we have adopted a classified board of directors.  Our shareholders are unable to remove any director or the entire board of directors without a super majority vote.  In addition, a super majority vote is required to approve transactions with interested shareholders.  Shareholders do not have the right to call a shareholders’ meeting.  We have adopted a shareholders’ rights plan which under certain circumstances would significantly impair the ability of third parties to acquire control of us without prior approval of our Board of Directors.  This shareholders’ rights plan and the provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would benefit our shareholders.

The Cayman Islands have recently introduced provisions to the Companies Law (2009 Revision) to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies.  These provisions, contained within Part XVI of the Companies Law (2009 Revision), are broadly similar to the merger provisions as provided for under Delaware Law.

There are however a number of important material differences that could impede a takeover. First, the thresholds for approval of the merger plan by shareholders are higher. The thresholds are (a) a shareholder resolution by majority in number representing 75% in value of the shareholders voting together as one class or (b) if the shares to be issued to each shareholder in the consolidated or surviving company are to have the same rights and economic value as the shares held in the constituent company, a special resolution of the shareholders (being 75% of those present in person in person or by proxy and voting) voting together as one class.

As it is would not be expected that the shares would have the same rights and economic value following a takeover by way of merger, it is expected that the first test is the one which would commonly apply. This threshold essentially has three requirements. First "a majority in number" of the shareholders must approve; secondly such majority must hold 75% "in value" of all the outstanding shares and thirdly the shareholders must vote together as one class.

Secondly the consent of each holder of a fixed or floating security interest (in essence a documented security interest as opposed to one arising by operation of law) is required to be obtained unless the Grand Court of the Cayman Islands waives such requirement.

The merger provisions contained within Part XVI of the Companies Law (2009 Revision) do contain shareholder appraisal rights similar to that as provided for under Delaware law.  Such rights are limited to a merger under Part XVI and do apply to schemes of arrangement as discussed below.

The Companies Law (2009 Revision) also contains separate statutory provisions that provide for the merger, reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as a “scheme of arrangement.”  The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands exempted company must be approved at a shareholders’ meeting by a majority of each class of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each relevant class of the company’s shareholders (excluding the shares owned by the parties to the scheme of arrangement) present and voting at the meeting. The Grand Court of the Cayman Islands must also sanction the convening of these meetings and the terms of the amalgamation. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law (2009 Revision)

If the scheme of arrangement is approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of U.S. corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

In addition, if an offer by a third party to purchase shares in us has been approved by the holders of at least 90% of our outstanding shares (not including such third party) pursuant to an offer within a four-month period of making such an offer, the purchaser may, during the two months following expiration of the four-month period, require the holders of the remaining shares to transfer their shares on the same terms on which the purchaser acquired the first 90% of our outstanding shares. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy a facility of approximately 1,120,000 square feet on 42 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America.  Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 46 acres of land on the Olathe site for future expansion.  In connection with the bond financings for the facility in Olathe and the previous expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City.  Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200.  Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin Corporation owns and occupies a 249,326 square foot facility in Sijhih, Taipei County, Taiwan, a 223,469 square foot facility in Jhongli, Tao-Yang County, Taiwan, and an approximately 580,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these three facilities Garmin Corporation manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries.

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

Garmin International, Inc. also leases an additional: (i) 18,392 square feet of office space in Kansas City, Missouri for a call center operation; (ii) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (iii) 24,748 square feet of aggregate office space in two buildings in Tempe, Arizona for software development; (iv) 5,509 square feet of office space in San Francisco, CA for its Garmin Connect division; (v) 8,183 square feet of office space in Diamond Bar, California for software development; (vi) 5,952 square feet of office space (and 17,536 square feet of land on which the premises sits) in Wichita, Kansas for aviation development and support; and (vii) 5,700 square feet in Newport, Oregon for the former Nautamatic (now TR-1) marine autopilot operations.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England.

Item 3.  Legal Proceedings

Encyclopaedia Britannica, Inc. v. Alpine Electronics of America, Inc., Alpine Electronics, Inc., Denso Corporation, Toyota Motor Sales, U.S.A., Inc., American Honda Motor Co., Inc., and Garmin International, Inc.

On May 16, 2005, Encyclopaedia Britannica, Inc. (“Encyclopaedia Britannica”) filed suit in the United States District Court for the Western District of Texas, Austin Division, against Garmin International, Inc. and five other unrelated companies, alleging infringement of U.S. Patent No. 5,241,671 (“the ’671 patent”). On December 30, 2005, Garmin International filed a Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness. On September 30, 2008, the court issued a Memorandum Opinion and Order granting Garmin International’s Motion for Summary Judgment for Claim Invalidity Based on Indefiniteness with respect to the ’671 patent. On October 8, 2008, the court issued an Amended Final Judgment ordering that Encyclopaedia Britannica take nothing from its action against Garmin International with respect to the ’671 patent and closed that case. On November 12, 2008, Encyclopaedia Britannica filed a Notice of Appeal to the Federal Circuit Court of Appeals. On December 4, 2009, the Federal Circuit issued its decision affirming the district court’s judgment.

On May 23, 2006, Encyclopaedia Britannica filed an amended complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,051,018 (“the ‘018 patent”), a continuation patent of the ‘671 patent, which issued on May 23, 2006. On July 25, 2006, Encyclopaedia Britannica filed a new complaint claiming that Garmin International and the other defendants also infringe U.S. Patent No. 7,082,437 (“the ‘437 patent”), a continuation patent of the ‘671 patent, which issued on July 25, 2006. Encyclopaedia Britannica also asserted the ’018 and ’437 patents against other parties in a separate lawsuit, Encyclopaedia Britannica v. Magellan Navigation, Inc., et al., Case No. 07-CA-787 (LY)(W.D. Tex).

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

On January 7, 2009, Garmin filed an Amended Answer and Counterclaims asserting the ’873 patent is not infringed, is invalid, and that the plaintiff committed inequitable conduct resulting in unenforceability of the ’873 patent. On February 2, 2009, codefendant TomTom, Inc. filed a Motion for Summary Judgment of Unenforceability of the ’873 Patent Due to Inequitable Conduct. On September 30, 2009, the Court denied TomTom, Inc.’s Motion for Summary Judgment. On October 9, 2009, the Court issued an order construing the claims of the ’873 patent. On October 28, 2009, Garmin filed a Motion for Summary Judgment of Invalidity of the ’873 Patent.  On January 6, 2010, SP Technologies, LLC filed its response and on January 20, 2010, Garmin filed its reply.  The parties await the court’s ruling on Garmin’s motion.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this lawsuit.

Traffic Information, LLC v. Sony Electronics Inc., Asus Computer International, Best Buy Stores, L.P., Kenwood U.S.A. Corporation, Nextar, Inc., American Suzuki Motor Corporation, TGSP, L.P. d/b/a Empire Suzuki, and Garmin International, Inc.

On July 1, 2009, Traffic Information, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc. along with Sony Electronics Inc., Asus Computer International, Best Buy Stores, L.P., Kenwood U.S.A. Corporation, Nextar, Inc., American Suzuki Motor Corporation, and TGSP, L.P. d/b/a Empire Suzuki. The complaint against Garmin International, Inc. alleges infringement of U.S. Patent No. 6,785,606 (“the ’606 patent”).  On August 28, 2009, Garmin International, Inc. filed its Answer and Counterclaims asserting the ’606 patent is invalid and not infringed.   Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin International, Inc. believes that the claims are without merit and intends to vigorously defend this action.

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

On August 14, 2009, Ambato Media, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”).  On September 28, 2009, Garmin filed its Answer and Counterclaims asserting the ’542 patent is invalid and not infringed.   Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681 (“the ‘681 Patent”). Garmin believes that none of Garmin’s products infringe either of these patents. Garmin has filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

In the Matter of Certain Multimedia Display and Navigation Devices and Systems, Components Thereof, and Products Containing the Same.

On November 13, 2009, Pioneer Corporation filed a complaint with the United States International Trade Commission against Garmin International, Inc., Garmin Corporation, and Honeywell International Inc. alleging infringement of U.S. Patent No. 5,365,448 (“the ’448 patent”), U.S. Patent No. 6,122,592 (“the ’592 patent”), and U.S. Patent No. 5,424,951 (“the ’951 patent”).  On January 12, 2010, Garmin filed its Answer asserting the ’448 patent, the ’592 patent, and the ’951 patent are invalid and not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Vehicle IP, LLC v. AT&T Mobility LLC, Cellco Partnership, Garmin International, Inc., Garmin USA, Inc., Networks in Motion, Inc., Telecommunication Systems, Inc., Telenav Inc., United Parcel Service, Inc., and UPS Logistics Technologies, Inc.

On December 31, 2009, Vehicle IP, LLC filed suit in the United States District Court for the District of Delaware against Garmin International, Inc. and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,987,377 (“the ’377 patent”).  Garmin believes the ’377 patent is invalid and not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Nazomi Communications, Inc. v. Nokia Corporation, Nokia Inc., Microsoft Corporation, Amazon.com, Inc., Western Digital Corporation, Western Digital Technologies, Inc., Garmin Ltd., Garmin Corporation, Garmin International, Inc., Garmin USA, Inc., Sling Media, Inc., VIZIO, Inc., and Iomega Corporation.

On February 8, 2010, Nazomi Communications, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin Corporation, Garmin International, Inc., and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 7,080,362 (“the ’362 patent”) and U.S. Patent No. 7,225,436 (“the ’436 patent”).  Garmin believes the ’362 patent and the ’436 patent are not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

                On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). Garmin believes that each claim of the  ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is not infringed and/or invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of Garmin during the fourth fiscal quarter of 2009.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for May 20, 2010.

Dr. Min H. Kao, age 61, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004.  He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002.  Dr. Kao has served as a director and officer of various subsidiaries of the Company since August 1990.  Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 44, has served as a director of Garmin Ltd. since August 2004, and as President and Chief Operating Officer of Garmin Ltd. since October 2007. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995.  Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 47, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000.  He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 54, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2008. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2008.  He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001.  Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Brian J. Pokorny, age 46, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997.  Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

Danny J. Bartel, age 60, has been Vice President, Worldwide Sales of Garmin International, Inc. since 2006.   Previously, he was Technical/Survey Sales Manager of Garmin International, Inc. from 1992 to 1993, Director, Europe, Middle East and Africa of Garmin (Europe) Ltd. from 1994 to 1999, and Director of Consumer Electronic Sales of Garmin International, Inc. from 1999 to 2006. He has been a director of Garmin (Europe) Ltd. since July 2004.  Mr. Bartel holds a BS in Electrical Engineering from South Dakota State University and a BA in Management from Central Michigan University.

Gary V. Kelley, age 63, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004.   Mr. Kelley holds a BBA degree from Baker University.  He also holds a commercial pilot license with instrument and flight instructor ratings.

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

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”).  As of February 19, 2010, there were 293 shareholders of record.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2009 and 2008 was as follows:

	Year Ended
	December 26, 2009		December 27, 2008
	High	Low	High	Low
First Quarter	$23.48	$15.17	$97.00	$53.10
Second Quarter	$25.99	$19.74	$56.41	$40.90
Third Quarter	$37.23	$22.67	$48.70	$32.11
Fourth Quarter	$39.58	$26.84	$34.34	$15.22

The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on December 1, 2009 which was paid on December 15, 2009. The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on December 1, 2008 which was paid on December 15, 2008.   Garmin currently expects to pay a cash dividend in 2010. The decision whether to pay a dividend and the amount of the dividend will be made closer to the payment date based on the Company’s cash balance, cash requirements and cash flow generation.

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant.   This share repurchase authorization expired on December 31, 2009.

			Maximum Number of Shares (or
			Approx. Dollar Value of Shares
	Total # of	Average Price	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Purchased Under the Plans or Programs
October 2009	-	-	$256,469
November 2009	590,000	$27.95	$239,978
December 2009	-	-	$-
Total	590,000	$27.95	$-

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

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Garmin common shares during the period from December 31, 2004 through December 31, 2009, and compares it to the cumulative total return on the NASDAQ Composite Index and the NASDAQ 100 Index.  Garmin is one of the constituent companies of the NASDAQ 100 Index. The comparison assumes a $100 investment on December 31, 2004, in Garmin common shares and in each of the foregoing indexes and assumes reinvestment of dividends.

	12/04	12/05	12/06	12/07	12/08	12/09

Garmin Ltd.	100.00	110.03	186.45	327.36	67.55	110.79
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ-100	100.00	100.18	112.25	134.51	81.33	122.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

           The following table sets forth selected consolidated financial data of the Company.  The selected consolidated balance sheet data as of December 26, 2009 and December 27, 2008 and the selected consolidated statement of income data for the years ended December 26, 2009, December 27, 2008, and December 29, 2007 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K.  The selected consolidated balance sheet data as of  December 29, 2007, December 30, 2006, and December 31, 2005 and the selected consolidated statement of income data for the years ended December 30, 2006 and December 31, 2005 were derived from the Company’s audited consolidated financial statements, not included herein.

           The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$2,946,440	$3,494,077	$3,180,319	$1,774,000	$1,027,773
Cost of goods sold	1,502,329	1,940,562	1,717,064	891,614	492,703
Gross profit	1,444,111	1,553,515	1,463,255	882,386	535,070

Operating expenses:
Advertising expense	155,521	208,177	206,948	114,749	59,309
Selling, general and administrative	264,202	277,212	189,550	99,764	62,712
Research and development	238,378	206,109	159,406	113,314	74,879
Total operating expenses	658,101	691,498	555,904	327,827	196,900

Operating income	786,010	862,017	907,351	554,559	338,170
Other income/(expense), net (2), (3), (4)	22,641	52,349	70,922	39,995	34,430
Income before income taxes	808,651	914,366	978,273	594,554	372,600

Income tax provision	104,701	181,518	123,262	80,431	61,381
Net income	$703,950	$732,848	$855,011	$514,123	$311,219

Net income per share: (5)
Basic	$3.51	$3.51	$3.95	$2.38	$1.44
Diluted	$3.50	$3.48	$3.89	$2.35	$1.43
Weighted average common shares outstanding: (5)
Basic	200,395	208,993	216,524	216,340	216,294
Diluted	201,161	210,680	219,875	218,845	218,236

Cash dividends per share (5)	$0.75	$0.75	$0.75	$0.50	$0.25

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,091,581	$696,335	$707,689	$337,321	$334,352
Marketable securities	766,047	274,895	424,505	480,876	376,723
Total assets	3,825,874	2,934,421	3,291,460	1,897,020	1,362,235
Total debt	-	-	-	248	-
Total stockholders' equity	2,836,447	2,225,854	2,350,614	1,557,899	1,157,264

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31.
(2)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(3)
Includes $23.0 million, $0.6 million and $15.3 million for foreign currency gains in 2007, 2006 and 2005 respectively, and $6.0 million and $35.3 million for foreign currency losses in 2009 and 2008 respectively.

(4)	Includes a $72.4 million gain on sale of equity securities primarily related to the sale of our equity interest in Tele Atlas N.V. and related foreign currency exchange effects in 2008.
(5)	All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company's common stock effective August 15, 2006.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year.  Fiscal year 2005 contained 53 weeks compared to 52 weeks for fiscal years 2009, 2008, 2007, and 2006.  Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods.  Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits.  Our sales have increased at a compounded annual growth rate of 30% since 2005 and our net income has increased at a compounded annual growth rate of 23% since 2005.  The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of MotionBased Technologies LLC in 2005, Dynastream Innovations Inc. in 2006, Digital Cyclone, Inc. and the assets of Nautamatic Marine Systems, Inc. in 2007, and ten European distributors in 2007 and 2008.  These acquisitions had no significant impact on net income for those years.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results.  While the U.S. Dollar remains the functional currency of Garmin (Europe) Ltd., the functional currency of all other European operations excluding Garmin Danmark and Garmin Sweden is the Euro (effective July 2007) and the functional currency of Garmin Corporation, headquartered in Taiwan, is the Taiwan Dollar.  Approximately 79% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro.  We experienced ($6.0) million, ($35.3) million, and $23.0 million in foreign currency gains (losses) during fiscal years 2009, 2008, and 2007, respectively.  The 2008 foreign currency loss includes a realized gain of $21.5 million due to the strengthening of the Euro between the date we purchased shares in Tele Atlas N.V. in October 2007 and the tender of shares in February, March, and June 2008.  To date, we have not entered into hedging transactions with the Euro, the British Pound Sterling, or the Taiwan Dollar, and we do not currently plan to utilize hedging transactions in the future.

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

Revenue Recognition

Garmin recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  For the large majority of Garmin’s sales, these criteria are met once product has shipped and title and risk of loss have transferred to the customer.  The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for standalone sales of software products and sales of software bundled with hardware not essential to the functionality of the hardware.  The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the currently estimated three-year life of the products.

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

In 2009, Garmin introduced the nüvi 1690, a premium PND with a built‐in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  The Company has identified two deliverables contained in arrangements involving the sale of the nüvi 1690. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  Amounts allocated to the nüLink services are deferred and recognized on a straight-line basis over the 24-month life of the service.

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

Garmin records reductions to revenue for expected future product returns based on Garmin’s historical experience.

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

Warranties

Garmin’s products are generally covered by a warranty for periods ranging from one to two years. Garmin accrues a warranty reserve for estimated costs to provide warranty services.  Garmin’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions.  To the extent Garmin experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Inventory

Garmin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity.   Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold.   Fair value of investments in auction rate securities are determined using third party estimates which followed an income approach valuation methodology.  Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary.   If investments are determined to be impaired, a capital loss is recognized at the date of determination.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense could be impacted.  Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers.  Refer to the Revenue Recognition discussion above. Our sales are largely of a consumer nature; therefore backlog levels are not necessarily indicative of our future sales results.  We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

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

Gross Profit

Raw material costs are our most significant component of cost of goods sold.  In 2009, gross margin for our automotive/mobile segment increased 350 basis points as benefits from raw material price declines and operating efficiencies exceeded the average selling price decline.  In 2008, gross margin for our automotive/mobile segment declined 310 basis points as the average selling price continued to decline and we experienced further shift in product mix to lower-margin product groups.  These impacts were somewhat offset by raw material price declines, most significantly flash memory.  In the first half of 2007, we experienced favorable product mix and product pricing, which allowed us to hold margins in our automotive/mobile segment steady; margin declines in the second half of 2007 were primarily a result of average selling price declines, coupled with raw materials price increases, most notably the costs for flash memory, in late second quarter and through the third quarter of 2007 when we were purchasing these components for our holiday production runs, resulting in margin declines as these components were sold, primarily in the fourth quarter of 2007.   Gross margins for the aviation, marine, and outdoor/fitness segments are more stable.  Our long-term gross margin targets are 65%, 55% and 55%, respectively, for these segments.

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

Sales price variability has had and can be expected to have an effect on our gross profit.  In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points.  The average selling prices of our aviation, outdoor/fitness, and marine products have increased due to product mix and the introduction of more advanced products sold at higher prices.  The effect of the sales price differences inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

Advertising Expense

Our advertising expenses consist of costs for both media advertising and cooperative advertising with our retail partners.  As revenues grew in 2005-2008, advertising expense also increased.  In 2009, we reduced our advertising expense as revenues declined and the public became more aware of GPS technology.  The reduction did not have a negative impact on our market share.  We expect advertising costs to increase in 2010 as revenues grow.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries for sales and marketing personnel;

•	salaries and related costs for executives and administrative personnel;

•	marketing, and other brand building costs;

•	accounting and legal costs;

•	information systems and infrastructure costs;

•	travel and related costs; and

•	occupancy and other overhead costs.

Due to the economic pressure on our consumer-oriented business, we decreased selling, general and administrative expenses in 2009.  As revenues grew in 2005-2008, selling, general and administrative expenses also increased.  We expect selling, general and administrative costs, excluding advertising, to increase in 2010 as revenues grow.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development.    Approximately 85% of the research and development of our products is performed in North America.   The remainder of our research and development activities is performed by our Taiwan engineering group, which has increased in size in recent years.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices.  We continue to grow our research and development budget in absolute terms.

Customers

Best Buy accounted for 13.4% of our net sales in the year ended December 26, 2009.  Our top ten customers have contributed between 27% and 43% of net sales since 2005.  We have experienced average sales days in our customer accounts receivable of between 49 and 75 days since 2005.  We have experienced an increase in the level of customer accounts receivable days due to changes in product mix, longer payment terms, and macroeconomic conditions.  We expect to reduce the level of customer accounts receivable days as we negotiate shorter payment terms with our customers.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our parent company based on its intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate.  As a result, our consolidated effective tax rate was approximately 12.9% during 2009.  This is a decrease from 19.9% during 2008 due to a more favorable mix of taxable income among the tax jurisdictions in which the Company operates and the release of income tax reserves for which the statute of limitations has expired.  We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2013.   We plan on applying for additional incentives for years beyond 2013 based on capital investments we expect to make in the future.  However, there can be no assurance that such tax incentives will be available indefinitely or that we will receive the incentives for which we apply.  Management believes that due to lower operating margins predicted for fiscal 2010, there may be slightly less revenue recognized by entities in lower tax rate jurisdictions.  Therefore, the effective tax rate for fiscal 2010 is expected to be slightly higher than fiscal 2009.  The actual effective tax rate will be dependent upon the operating margins, production volume, additional capital investments made during fiscal 2010, and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec.29,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	51.0%	55.5%	54.0%
Gross profit	49.0%	44.5%	46.0%
Operating expenses:
Advertising	5.3%	6.0%	6.5%
Selling, general and administrative	8.9%	7.9%	6.0%
Research and development	8.1%	5.9%	5.0%
Total operating expenses	22.3%	19.8%	17.5%
Operating income	26.7%	24.7%	28.5%
Other income / (expense) , net	0.7%	1.5%	2.2%
Income before income taxes	27.4%	26.2%	30.7%
Provision for income taxes	3.5%	5.2%	3.9%
Net income	23.9%	21.0%	26.8%

The following table sets forth our results of operations through income before income taxes for each of our four segments during the period shown.   For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Outdoor/		Automotive/
Fiscal year ended December 26, 2009	Fitness	Marine	Mobile	Aviation

Net sales	$468,924	$177,644	$2,054,127	$245,745
Cost of goods sold	162,082	72,429	1,192,227	75,591
Gross profit	306,842	105,215	861,900	170,154

Advertising	23,262	9,682	118,713	3,864
Research and development	23,776	21,448	110,907	82,247
Selling, general and administrative expenses	47,799	18,177	172,473	25,753
Total expenses	94,837	49,307	402,093	111,864

Operating income	212,005	55,908	459,807	58,290
Other income / (expense), net	(5,963)	1,522	28,777	(1,695)

Income before income taxes	$206,042	$57,430	$488,584	$56,595

	Outdoor/		Automotive/
Fiscal year ended December 27, 2008	Fitness	Marine	Mobile	Aviation

Net sales	$427,783	$204,477	$2,538,411	$323,406
Cost of goods sold	181,037	93,052	1,560,816	105,657
Gross profit	246,746	111,425	977,595	217,749

Advertising	27,932	14,532	160,926	4,787
Research and development	25,419	19,374	85,610	75,706
Selling, general and administrative expenses	32,800	17,536	206,954	19,922
Total expenses	86,151	51,442	453,490	100,415

Operating income	160,595	59,983	524,105	117,334
Other income / (expense), net	5,391	3,921	41,634	1,403

Income before income taxes	$165,986	$63,904	$565,739	$118,737

	Outdoor/		Automotive/
Fiscal year ended December 29, 2007	Fitness	Marine	Mobile	Aviation

Net sales	$339,741	$203,399	$2,342,184	$294,995
Cost of goods sold	155,086	93,230	1,368,979	99,769
Gross profit	184,655	110,169	973,205	195,226

Advertising	17,170	11,387	172,910	5,481
Research and development	23,302	16,879	59,390	59,835
Selling, general and administrative expenses	23,949	14,527	132,155	18,919
Total expenses	64,421	42,793	364,455	84,235

Operating income	120,234	67,376	608,750	110,991
Other income / (expense), net	7,570	4,544	56,392	2,416

Income before income taxes	$127,804	$71,920	$665,142	$113,407

Comparison of 52-Weeks Ended December 26, 2009 and December 27, 2008

Net Sales

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$468,924	15.9%	$427,783	12.2%	$41,141	9.6%
Marine	177,644	6.0%	204,477	5.9%	(26,833)	-13.1%
Automotive/Mobile	2,054,127	69.7%	2,538,411	72.6%	(484,284)	-19.1%
Aviation	245,745	8.4%	323,406	9.3%	(77,661)	-24.0%
Total	$2,946,440	100.0%	$3,494,077	100.0%	$(547,637)	-15.7%

Net sales decreased 15.7% in 2009 when compared to the year-ago period. The decrease occurred across all segments, except outdoor/fitness, with the greatest decreases in the automotive/mobile and aviation segments. Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 72.6% in 2008 to 69.7% in 2009.

Total unit sales decreased 2% to 16.6 million in 2009 from 16.9 million in 2008. The lower unit sales volume was attributable to declining volumes across all segments, excluding outdoor/fitness, with the greatest percentage declines occurring in aviation and marine. The lower volumes were driven primarily by the macroeconomic conditions and reduced inventory levels with many of our retail partners.

Automotive/mobile segment revenue declined 19.1% in 2009 as the average selling price declined 18% and volumes declined 2%.  Average selling price declines continue to be attributable to the competitive environment in which our automotive/mobile products compete.  The aviation and marine segments declined 24.0% and 13.1%, respectively in 2009, as both industries experienced significant slowdowns associated with the macroeconomic conditions.  Outdoor/fitness segment revenue increased 9.6% due to new product introductions, including the Dakota™ series, the Forerunner® 405CX, the Forerunner® 310XT and Edge® 500, and increasing global penetration of the fitness category.  All segments showed improving trends in the second half of 2009 as the macroeconomic conditions improved.

The Company anticipates revenue growth between 0-5% in 2010 driven by mobile product initiatives and growth in the outdoor/fitness, aviation and marine segments.  In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Gross Profit

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$306,842	65.4%	$246,746	57.7%	$60,096	24.4%
Marine	105,215	59.2%	111,425	54.5%	(6,210)	-5.6%
Automotive/Mobile	861,900	42.0%	977,595	38.5%	(115,695)	-11.8%
Aviation	170,154	69.2%	217,749	67.3%	(47,595)	-21.9%
Total	$1,444,111	49.0%	$1,553,515	44.5%	$(109,404)	-7.0%

The decrease in gross profit dollars was primarily attributable to the automotive/mobile and aviation segments where the effects of revenue declines were partially offset by the improved gross margins earned.  Gross profit margin percentage for the Company overall increased 450 basis points as margins expanded in all segments.

The automotive/mobile segment gross profit margin percentage increase of 350 basis points was driven by material costs reductions partially offset by inventory reserves associated with the mobile handset initiative and price declines.  Management believes that gross margins for this segment will decline in 2010 due to ongoing price declines outpacing product cost declines.  Outdoor/fitness gross margin increased principally due to a newer suite of higher margin products.  Gross profit margin percentage for marine and aviation increased compared to 2008 due to increased average selling price and decreases in per unit costs driven by product mix and material cost reductions.

Advertising Expenses

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,262	5.0%	$27,932	6.5%	$(4,670)	-16.7%
Marine	9,682	5.5%	14,532	7.1%	(4,850)	-33.4%
Automotive/Mobile	118,713	5.8%	160,926	6.3%	(42,213)	-26.2%
Aviation	3,864	1.6%	4,787	1.5%	(923)	-19.3%
Total	$155,521	5.3%	$208,177	6.0%	$(52,656)	-25.3%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared to 2008.  As a percent of sales, advertising expenses declined to 5.3% in 2009 compared to 6.0% in 2008.  The decrease was a result of actions taken by the company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world combined with lower cooperative advertising which is tied to net sales levels.  Management expects to maintain advertising as a percentage of sales constant in 2010.

Selling, General and Administrative Expenses

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$47,799	10.2%	$32,800	7.7%	$14,999	45.7%
Marine	18,177	10.2%	17,536	8.6%	641	3.7%
Automotive/Mobile	172,473	8.4%	206,954	8.2%	(34,481)	-16.7%
Aviation	25,753	10.5%	19,922	6.2%	5,831	29.3%
Total	$264,202	9.0%	$277,212	7.9%	$(13,010)	-4.7%

Selling, general and administrative expense decreased 4.7% in 2009 while it increased as a percentage of sales compared to 2008 as costs throughout the Company were reduced but not as rapidly as the revenue declines.  The decline in costs was primarily related to a reduction in bad debt expense due to specific reserves recorded in 2008 as a result of vendor bankruptcies offset by increased costs for product support and information technology as our installed base of users continues to grow.  The increased expense for the outdoor/fitness segment and the decreased expense for the automotive/mobile segment were driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 7.9% in 2008 to 9.0% of sales in 2009, as revenues declined.  Management expects to maintain selling, general and administrative expenses as a percentage of sales constant in 2010.

Research and Development Expense

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,776	5.1%	$25,419	5.9%	$(1,643)	-6.5%
Marine	21,448	12.1%	19,374	9.5%	2,074	10.7%
Automotive/Mobile	110,907	5.4%	85,610	3.4%	25,297	29.5%
Aviation	82,247	33.5%	75,706	23.4%	6,541	8.6%
Total	$238,378	8.1%	$206,109	5.9%	$32,269	15.7%

The increase in research and development expense dollars was due to ongoing development activities for new products including the mobile handset initiative, the addition of 230 new engineering personnel to our staff during the period, and an increase in engineering program costs in 2009 as a result of our continued emphasis on product innovation.  Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products.  Management expects that its research and development expenses will increase approximately 20% during fiscal 2010 on an absolute dollar basis due to the anticipated introduction of a strong portfolio of new products including mobile handsets slated for fiscal 2010.  Management expects to continue to invest in the research and development of new products and technology in order to maintain Garmin’s competitive advantage in the markets in which it competes.

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 26, 2009	December 27, 2008
Interest Income	$23,519	$35,535
Foreign Currency Exchange	(6,040)	(35,286)
Gain on sale of equity securities	-	50,884
Other	5,162	1,216
Total	$22,641	$52,349

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses.  Other income (expense) was lower in fiscal 2009 relative to fiscal 2008, with the majority of this difference caused by a large gain on sale of equity securities in 2008.  Interest income for fiscal 2009 decreased due to lower interest rates, partially offset by higher cash and marketable securities balances.

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

The $6.0 million currency loss in 2009 was due to the weakening of the U.S. Dollar compared to the Euro, the British Pound Sterling and the Taiwan Dollar.  During 2009, the U.S. Dollar weakened 2.4% and 8.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $5.8 million.  A loss of $16.1 million resulted due to the U.S. Dollar weakening 2.3% against the Taiwan Dollar.  The relative weakness of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs while the Euro and British Pound Sterling transactions relate to revenue. The remaining net currency gain of $4.3 million related to other currencies and timing of transactions.

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

Gain on sale of equity of securities of $50.9 million in 2008 was primarily generated from the sale of our equity interest in Tele Atlas N.V. which we acquired in 2007 in connection with our announced intent to make a cash offer for all outstanding shares, which was subsequently abandoned.

Income Tax Provision

Our fiscal 2009 earnings before taxes fell 11.6% when compared to 2008, while our income tax expense decreased 42.3%.  Income taxes fell $76.8 million, to $104.7 million, for fiscal year 2009 from $181.5 million for fiscal year 2008, due to a lower effective tax rate and the reduced earnings before taxes.  The effective tax rate was 12.9% for fiscal 2009 compared to 19.9% for fiscal 2008.  The decrease in tax rate is due to the favorable mix of taxable income among the tax jurisdictions in which the Company operates and the release of income tax reserves for which the statute of limitations has expired.

Net Income

As a result of the various factors noted above, net income decreased 3.9% to $704.0 million for fiscal year 2009 compared to $732.8 million for fiscal year 2008.

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

Advertising Expenses

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor/Fitness	$27,932	6.5%	$17,170	5.1%	$10,762	62.7%
Marine	14,532	7.1%	11,387	5.6%	3,145	27.6%
Automotive/Mobile	160,926	6.3%	172,910	7.4%	(11,984)	-6.9%
Aviation	4,787	1.5%	5,481	1.9%	(694)	-12.7%
Total	$208,177	6.0%	$206,948	6.5%	$1,229	0.6%

Advertising expenses increased by $1.2 million on a year-over-year basis as we reduced activities during the second half of the year due to moderating growth associated with the macroeconomic pressures.

Selling, General and Administrative Expenses

	52-weeks ended December 27, 2008		52-weeks ended December 29, 2007
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$32,800	7.7%	$23,949	7.0%	$8,851	37.0%
Marine	17,536	8.6%	14,527	7.1%	3,009	20.7%
Automotive/Mobile	206,954	8.2%	132,155	5.6%	74,799	56.6%
Aviation	19,922	6.2%	18,919	6.4%	1,003	5.3%
Total	$277,212	7.9%	$189,550	6.0%	$87,662	46.2%

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

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 27, 2008	December 29, 2007
Interest Income	$35,535	$41,995
Foreign Currency Exchange	(35,286)	22,964
Gain on sale of equity securities	50,884	5,101
Other	1,216	862
Total	$52,349	$70,922

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses.  Other income (expense) was lower in fiscal 2008 relative to fiscal 2007, with the majority of this difference caused by a large foreign currency loss in 2008.  Interest income for fiscal 2008 decreased due to lower interest rates and a decline in our cash and marketable securities balances during the year.

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

Liquidity and Capital Resources

Net cash generated by operations was $1,094.5 million, $862.2 million, and $682.1 million for fiscal years 2009, 2008, and 2007, respectively.  In general, cash from operations has been derived from strong income levels and improved working capital management.  The increase in 2009 was principally related to   reductions in inventories and increases in deferred revenues and accrued expenses offset by the cash flow effects of increased accounts receivable due to the seasonally strong fourth quarter.  Deferred revenues relate to the nüMaps Lifetime™ offering as discussed in critical accounting policies.  Accrued expenses increased primarily due to the timing of license fee payments.  With regard to inventory, we operate with a customer-oriented approach and seek to maintain sufficient inventory to meet customer demand.  Because we desire to respond quickly to our customers and minimize order fulfillment time, our inventory levels are generally substantial enough to meet most demand.  We also attempt to carry sufficient inventory levels of key components so that potential supplier shortages have as minimal an impact as possible on our ability to deliver our finished products.  We do not plan to further reduce inventory levels in 2010.

Capital expenditures in 2009 totaled $49.2 million, a decrease of $70.4 million from fiscal 2008.  This amount in 2009 is related to business operations and maintenance activities.  This amount in 2008 reflects the build-out of additional manufacturing lines in Lin-Kou, Taiwan, completion of our expanded North American distribution facility and maintenance activities.  Capital expenditures in 2007 totaled $156.8 million.   This amount in 2007 reflects the purchase and build-out of an additional manufacturing facility in Lin-Kou, Taiwan, continued expansion of research and development facilities in our Taiwan facilities, as well as ordinary capital expenditures for fiscal 2007.

We have budgeted approximately $50 million of capital expenditures during fiscal 2010 to include normal ongoing capital expenditures and maintenance activities.

In addition to capital expenditures, 2009 cash flow used in investing activities related to the net investment in fixed income securities of our on-hand cash balances of $491.0 million and the purchase of intangible assets for $7.6 million.  Garmin’s average return on its investment during 2009 was approximately 1.7%.  This is a decrease from returns in prior years due to lower interest rates available in the market.  In addition to capital expenditures, 2008 cash flow used in investing related to the purchase of European distributors for a total of $60.1 million, the net sale of $130.7 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $7.0 million of intangible assets.  The net sale of fixed income securities was primarily related to $239.3 million of cash generated from the tender of our shares of Tele Atlas N.V.  Garmin’s average return on its investments during fiscal 2008 was approximately 3.4%.    In addition to capital expenditures, 2007 cash flow used in investing related to the purchase of Digital Cyclone, Inc., Garmin France SAS, Garmin Deutschland GmbH, Garmin Iberia S.A., Garmin Italia S.p.A., and the assets of Nautamatic Marine Systems, Inc. for a total of $128.8 million, the net sale of $112.8 million of fixed income securities associated with the investment of our on-hand cash balances and the purchase of $2.9 million of intangible assets.  The $112.8 million net sale of fixed income securities includes the purchase of $188.2 million of Tele Atlas N.V. outstanding shares in connection with our announced intent to make a cash offer for all outstanding shares which was subsequently abandoned.  Garmin’s average return on its investments during fiscal 2007 was approximately 4.3%.  It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.

Net cash used by financing activities during 2009 was $161.2 million resulting from the use of $149.8 million for the payment of a dividend and $20.3 million for the purchase of stock offset by $8.9 million from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights and the related tax benefit.  During 2009, Garmin repurchased 707,600 of its common shares under the $300 million stock repurchase program that was approved by the Board of Directors on October 22, 2008 and expired on December 31, 2009.  Refer to “Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional discussion regarding the 2008 share repurchase programs. Net cash used by financing activities during 2008 was $808.1 million resulting from the use of $671.8 million for the stock repurchases and $150.3 million for the payment of a dividend offset by $14.0 million from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights and the related tax benefit.  The $671.8 million of share repurchases represented 17.1 million common shares.  Cash flow related to financing activities resulted in a net use of cash in 2007 of $136.1 million.   During 2007, Garmin repurchased 57,235 of its common shares under the 3,000,000-share stock repurchase program that was approved by the Board of Directors on August 3, 2006 and expired on December 31, 2007.   Sources and uses in financing activities during 2007 related primarily to a use for the payment of a dividend ($162.5 million) and the purchase of stock ($7.8 million), and a source of cash from the issuance of common shares related to the exercise of employee stock options and stock appreciation rights the related tax benefit, and the employee stock purchase plan ($34.4 million).

Cash dividends paid to shareholders were $149.8 million, $150.3 million, and $162.5 million during fiscal years 2009, 2008, and 2007, respectively.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements and to repurchase shares.  We expect that future cash requirements will principally be for capital expenditures, working capital, repurchase of shares, payment of dividends declared, and the funding of strategic acquisitions.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 26, 2009, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$41,343	$9,105	$14,476	$10,906	$6,856
Purchase Obligations	$30,560	$25,681	$2,307	$2,572	$0
Total	$71,903	$34,787	$16,783	$13,478	$6,856

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, Europe, and Canada.   Purchase obligations are the aggregate of those purchase orders that were outstanding on December 26, 2009; these obligations are created and then paid off within 3 months during the normal course of our manufacturing business.

We may be required to make significant cash outlays related to unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $255.7 million as of December 26, 2009, have been excluded from the contractual obligations table above.  For further information related to unrecognized tax benefits, see Note 2, “Income Taxes”, to the consolidated financial statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling.  Garmin Corporation, headquartered in Shijr, Taiwan, uses the local currency as the functional currency.  The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.  In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.  In 2009, the Taiwan Dollar strengthened 2.3% relative to the U.S. Dollar which resulted in a net foreign currency loss of $16.1 million at Garmin Corporation during 2009.

All European subsidiaries excluding Garmin (Europe) Ltd., Garmin Danmark and Garmin Sweden use the Euro as the functional currency.  The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar.  The Company believes that gains and losses will become more material in the future as our European presence grows.  In 2009, the Euro strengthened 2.4% relative to the U.S. dollar and the British Pound Sterling strengthened 8.3% relative to the U.S. dollar.   These currency moves resulted in a foreign currency gain of $5.8 million in Garmin Ltd. and our European subsidiaries.  The net result of these currency moves combined with other gains of $4.3 million, and the timing of transactions during the year was a net loss of $6.0 million for the Company and a cumulative translation adjustment of $9.3 million at the end of fiscal 2009.

Interest Rate Risk

We have no outstanding long-term debt as of December 26, 2009.   We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.  A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses.  At December 26, 2009, cumulative unrealized losses on those securities were $21.8 million.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 26, 2009, December 27, 2008 and December 29, 2007

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 26, 2009 and December 27, 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 26, 2009 and December 27, 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 26, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2010

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)

	December 26,	December 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,091,581	$696,335
Marketable securities ( Note 3)	19,583	12,886
Accounts receivable, less allowance for doubtful accounts of $36,673 in 2009 and $42,409 in 2008	874,110	741,321
Inventories, net	309,938	425,312
Deferred income taxes (Note 6)	59,189	49,825
Prepaid expenses and other current assets	39,470	58,746
Total current assets	2,393,871	1,984,425

Property and equipment, net
Land and improvements	92,088	88,272
Building and improvements	268,011	244,804
Office furniture and equipment	84,544	72,665
Manufacturing equipment	115,179	113,956
Engineering equipment	65,240	59,009
Vehicles	15,247	14,698
	640,309	593,404
Accumulated depreciation	(198,971)	(148,152)
	441,338	445,252

Restricted cash (Note 4)	2,047	1,941
Marketable securities (Note 3)	746,464	262,009
License agreements, net	15,400	16,013
Noncurrent deferred income tax (Note 6)	20,498	9,840
Other intangible assets	206,256	214,941
Total assets	$3,825,874	$2,934,421

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$203,388	$160,094
Salaries and benefits payable	45,236	34,241
Accrued warranty costs	87,424	87,408
Accrued sales program costs	119,150	90,337
Deferred revenue	27,910	680
Accrued royalty costs	103,195	30,941
Accrued advertising expense	34,146	31,071
Other accrued expenses	40,373	24,329
Income taxes payable	22,846	20,075
Total current liabilities	683,668	479,176

Deferred income taxes (Note 6)	10,170	13,910
Non-current income taxes	255,748	214,366
Non-current deferred revenue	38,574	-
Other liabilities	1,267	1,115

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized (Notes 9, 10, and 11):
Issued and outstanding shares - 200,274,000 in 2009, and 200,363,000 in 2008	1,001	1,002
Additional paid-in capital	32,221	-
Retained earnings (Note 2)	2,816,607	2,262,503
Accumulated other comprehensive gain/(loss)	(13,382)	(37,651)
Total stockholders' equity	2,836,447	2,225,854
Total liabilities and stockholders' equity	$3,825,874	$2,934,421

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Net sales	$2,946,440	$3,494,077	$3,180,319
Cost of goods sold	1,502,329	1,940,562	1,717,064
Gross profit	1,444,111	1,553,515	1,463,255

Advertising expense	155,521	208,177	206,948
Selling, general and administrative expenses	264,202	277,212	189,550
Research and development expense	238,378	206,109	159,406
	658,101	691,498	555,904
Operating income	786,010	862,017	907,351

Other income (expense):
Interest income	23,519	35,535	41,995
Interest expense	-	(607)	(207)
Foreign currency	(6,040)	(35,286)	22,964
Gain on sale of equity securities	2,741	50,884	5,101
Other	2,421	1,823	1,069
	22,641	52,349	70,922
Income before income taxes	808,651	914,366	978,273

Income tax provision (benefit): (Note 6)
Current	128,036	136,252	179,355
Deferred	(23,335)	45,266	(56,093)
	104,701	181,518	123,262
Net income	$703,950	$732,848	$855,011

Basic net income per share (Note 10)	$3.51	$3.51	$3.95
Diluted net income per share (Note 10)	$3.50	$3.48	$3.89

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Dollars	Capital	Earnings	Gain/(Loss)	Total
Balance at December 30, 2006	216,098	$1,082	$83,438	$1,478,654	$(5,275)	$1,557,899
Net income	–	–	–	855,011	–	855,011
Translation adjustment	–	–	–	–	992	992
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $31	–	–	–	–	50,413	50,413
Comprehensive income						906,415
Dividends paid	–	–	–	(162,531)	–	(162,531)
Tax benefit from exercise of employee stock options	–	–	17,434	–	–	17,434
Issuance of common stock from exercise of stock options	819	4	11,278	–	–	11,282
Stock appreciation rights	–	–	22,164	–	–	22,164
Purchase and retirement of common stock	(57)	–	(7,780)	–	–	(7,780)
Issuance of common stock through stock purchase plan	120	–	5,730	–	–	5,730
Balance at December 29, 2007	216,980	$1,086	$132,264	$2,171,134	$46,130	$2,350,614
Net income	–	–	–	732,848	–	732,848
Translation adjustment	–	–	(3,053)	(1,595)	(14,991)	(19,639)
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $150	–	–	–	–	(68,790)	(68,790)
Comprehensive income						644,419
Dividends paid	–	–	–	(150,251)	–	(150,251)
Tax benefit from exercise of employee stock options	–	–	2,143	–	–	2,143
Issuance of common stock from exercise of stock options	158	2	2,873	–	–	2,875
Stock appreciation rights	–	–	38,872	–	–	38,872
Purchase and retirement of common stock	(17,138)	(86)	(182,128)	(489,633)	–	(671,847)
Issuance of common stock through stock purchase plan	363	–	9,029	–	–	9,029
Balance at December 27, 2008	200,363	$1,002	$0	$2,262,503	$(37,651)	$2,225,854
Net income	–	–	–	703,950	–	703,950
Translation adjustment	–	–	–	–	24,537	24,537
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $150	–	–	–	–	(268)	(268)
Comprehensive income						728,219
Dividends paid	–	–	–	(149,846)	–	(149,846)
Tax benefit from exercise of employee stock options	–	–	1,366	–	–	1,366
Issuance of common stock from exercise of stock options	409	3	3,781	–	–	3,784
Stock appreciation rights	–	–	43,616	–	–	43,616
Purchase and retirement of common stock	(708)	(4)	(20,254)	–	–	(20,258)
Issuance of common stock through stock purchase plan	210	–	3,712	–	–	3,712
Balance at December 26, 2009	200,274	$1,001	$32,221	$2,816,607	$(13,382)	$2,836,447

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007
Operating Activities:
Net income	$703,950	$732,848	$855,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,695	46,910	35,524
Amortization	39,791	31,507	28,513
Loss on sale of property and equipment	(14)	124	560
Provision for doubtful accounts	(1,332)	32,355	3,617
Provision for obsolete and slow-moving inventories	61,323	24,461	34,975
Unrealized foreign currency losses/(gains)	7,480	15,887	(926)
Deferred income taxes	(25,096)	50,887	(57,843)
Stock compensation	43,616	38,872	22,164
Realized gains on marketable securities	(2,741)	(50,884)	(5,101)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(131,978)	206,101	(477,108)
Inventories	61,189	83,035	(224,180)
Prepaid expenses and other current assets	2,740	(4,356)	6,213
License fees	(13,735)	(15,289)	(23,569)
Accounts payable	38,875	(236,287)	174,781
Other current and non-current liabilities	172,215	(4,507)	253,909
Deferred revenue	65,706	680	-
Income taxes payable	15,772	(90,180)	55,548
Net cash provided by operating activities	1,094,456	862,164	682,088

Investing activities:
Purchases of property and equipment	(49,199)	(119,623)	(156,777)
Proceeds from sale of property and equipment	5	19	5
Purchase of intangible assets	(7,573)	(6,971)	(2,918)
Purchase of marketable securities	(776,966)	(373,580)	(1,672,041)
Redemption of marketable securities	285,970	504,324	1,784,816
Acquistions, net of cash acquired	-	(60,131)	(128,751)
Change in restricted cash	(106)	(387)	(29)
Net cash used in investing activities	(547,869)	(56,349)	(175,695)

Financing activities:
Dividends	(149,846)	(150,251)	(162,531)
Payment on long-term debt	-	-	(248)
Proceeds from issuance of common stock through stock purchase plan	3,712	9,029	5,730
Proceeds from issuance of common stock from
exercise of stock options	3,783	2,875	11,278
Tax benefit related to stock option exercise	1,366	2,143	17,434
Purchase of common stock	(20,258)	(671,847)	(7,780)
Net cash used in financing activities	(161,243)	(808,051)	(136,117)

Effect of exchange rate changes on cash and cash equivalents	9,902	(9,118)	92

Net increase/(decrease) in cash and cash equivalents	395,246	(11,354)	370,368
Cash and cash equivalents at beginning of year	696,335	707,689	337,321
Cash and cash equivalents at end of year	$1,091,581	$696,335	$707,689

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$69,186	$134,421	$54,963

Cash received during the year from income tax refunds	$2,934	$177	$779

Cash paid during the year for interest	$-	$607	$207

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$408	$(68,668)	$51,210

Fair value of assets acquired	$-	$136,952	$256,609
Liabilities assumed	-	(60,336)	(106,654)
Less: cash acquired	-	(16,485)	(21,204)
Net cash paid	$-	$60,131	$128,751

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 26, 2009 and December 27, 2008

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.  Prior year reclassifications have been made between noncurrent deferred tax liabilities and noncurrent deferred tax assets to reflect the net tax position in various jurisdictions and between deferred revenue and other accrued expenses to reflect the 2008 balance. The change was not material.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks.   Fiscal 2009, 2008, and 2007 included 52 weeks.

Foreign Currency Translation

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency.  As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd. and GII, and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $9,231 and ($15,306) as of December 26, 2009 and December 27, 2008, respectively, net of related taxes, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains/(losses) of ($6,040), ($35,286), and $22,964 for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.  The loss in fiscal 2009 was primarily the result of the weakening of the USD against the Taiwan Dollar offset by the weakening of the USD against the Euro and the British Pound Sterling.  The loss in fiscal 2008 was the result of the strengthening of the USD offset by a gain associated with the sale and tender of our Tele Atlas N.V. shares.  The gain in fiscal 2007 was the result of the strengthening of the Euro and British Pound Sterling relative to the USD experienced by our European companies.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 60 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when its internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII, GAT and GEL.   Inventories consisted of the following:

	December 26,	December 27,
	2009	2008

Raw materials	$80,963	$151,132
Work-in-process	32,587	28,759
Finished goods	235,286	268,625
Inventory reserves	(38,898)	(23,204)
	$309,938	$425,312

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	5
Manufacturing and engineering equipment	5
Vehicles	5

Long-Lived Assets

As required by the Property, Plant and Equipment topic of the FASB ASC, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  That assessment is based on the carrying amount of the asset at the date it is tested for recoverability.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2009, 2008, or 2007. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  The accounting guidance also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

Dividends

On July 30, 2009 the Board of Directors declared a dividend of $0.75 per share to be paid on December 15, 2009 to shareholders of record on December 1, 2009.  The Company paid out a dividend in the amount of $149,846.  The dividend has been reported as a reduction of retained earnings.

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

Approximately $199,549 and $186,383 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 26, 2009 and December 27, 2008, respectively.

Intangible Assets

At December 26, 2009 and December 27, 2008, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $173,018 and $152,104, respectively.  The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $129,066 at December 26, 2009 and $127,429 at December 27, 2008.

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years.  Accumulated amortization was $80,428 and $48,579 at December 26, 2009 and December 27, 2008 respectively.  Amortization expense was $37,444, $30,874, and $26,942, for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.  In the next five years, the amortization expense is estimated to be $41,025, $24,945, $13,933, $4,572, and $2,539, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 26, 2009. See Note 3.  Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss).  At December 26, 2009 and December 27, 2008, cumulative unrealized gains/(losses) of ($22,613) and ($22,345), respectively, were reported accumulated in other comprehensive gain/(loss), net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB ASC topic Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes of $171,097 and $153,170 at December 26, 2009 and December 27, 2008, respectively, have not been accrued by the Company for the unremitted earnings of several of its subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

The Company adopted the applicable guidance included in the FASB ASC topic Income Taxes related to accounting for uncertainty in income taxes on December 31, 2006, the beginning of fiscal year 2007.   The total amount of unrecognized tax benefits as of December 26, 2009 was $255.7 million including interest of $20.1 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ending December 26, 2009 and December 27, 2008 is as follows (in $millions):

	December 26,	December 27,
	2009	2008
Balance at beginning of year	$214.4	$126.6
Additions based on tax positions related to prior years	14.2	14.2
Reductions based on tax positions related to prior years	(16.2)	(4.6)
Additions based on tax positions related to current period	63.1	83.8
Reductions based on tax positions related to current period	-	-
Reductions related to settelements with tax authorities	-	-
Expiration of statute of limitations	(19.8)	(5.6)
Balance at end of year	$255.7	$214.4

The December 26, 2009 balance of $255.7 million of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $255.7 million and $214.4 million are required to be classified as non-current at December 26, 2009 and December 27, 2008, respectively.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 26, 2009 and December 27, 2008, the Company had accrued approximately $20.1 and $11.1 million respectively for interest.   Interest expense included in income tax expense for the years ending December 26, 2009 and December 27, 2008 are $9.0 million and $6.4 million, respectively.  The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years prior to 2006.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2004.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2008.

The Company believes that it is reasonably possible that approximately $30 million of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statute of limitations.  This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and typically have been within management’s expectations.   Credit risk has become more significant in fiscal 2009 due to the macro economic conditions but the Company is managing credit terms and balances accordingly.  Certain customers are allowed extended terms consistent with normal industry practice.   Most of these extended terms can be classified as either relating to seasonal sales variations or to the timing of new product releases by the Company.

Revenue Recognition

Garmin recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  For the large majority of Garmin’s sales, these criteria are met once product has shipped and title and risk of loss have transferred to the customer.  The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for standalone sales of software products and sales of software bundled with hardware not essential to the functionality of the hardware.  The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the currently estimated three-year life of the products.

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

In 2009, Garmin introduced the nüvi 1690, a premium PND with a built‐in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  The Company has identified two deliverables contained in arrangements involving the sale of the nüvi 1690. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  Amounts allocated to the nüLink services are deferred and recognized on a straight-line basis over the 24-month life of the service.

The Company records reductions to revenue for expected future product returns based on the Company’s historical experience.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $155,521, $208,177, and $206,948 for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $238,378, $206,109, and $159,406 for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included on the selling, general and administrative expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. The related cost of providing this free support is not material.

Software Development Costs

The FASB ASC topic entitled Software requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Our capitalized software development costs are not significant as the time elapsed from working model to release is typically short. As required by the Research and Development topic of the FASB ASC, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

Accounting for Stock-Based Compensation

            The Company currently sponsors three stock based employee compensation plans. The FASB ASC topic entitled Compensation – Stock Compensation requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. See Note 9.

                        Accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements.

            As stock-based compensation expenses recognized in the accompanying consolidated statement of income are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued EITF 07‐1, Accounting for Collaborative Arrangements which was subsequently codified. EITF Issue 07‐1 requires entities entering into collaborative arrangements in which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the commercial success of the joint operating activity to make specific disclosures regarding that arrangement. Garmin announced a strategic alliance with ASUSTeK Computer Inc. on February 4, 2009 to leverage the companies’ navigation and mobile telephony expertise to design, manufacture and distribute co‐branded location‐centric mobile phones. The mobile phone product line is known as the Garmin‐Asus nüvifone series. The Company has adopted EITF Issue 07‐1 and the strategic alliance did not have a material impact on the Company’s financial condition or operating results in 2009.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a), both of which were subsequently codified.  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company has adopted SFAS 107-b and APB 28-a and the guidance did not have a material impact on the Company’s financial condition or operating results in 2009.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”, both of which were subsequently codified.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements.   These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company has adopted the FSPs and the guidance did not have a material impact on the Company’s financial condition or operating results in 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which was subsequently codified.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 for the quarter ended June 27, 2009.  The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”) which was subsequently codified.  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the “ASC”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material effect on our financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements which was subsequently codified.  This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to Vendor Specific Objective Evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain multiple elements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14, Software (Topic 985):  Certain Revenue Arrangements That Include Software Elements which was subsequently codified.    This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.   The amendments included in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company has adopted this guidance and it did not have a material impact on the Company’s financial condition or operating results in 2009, as the Company does not have a significant amount of sales that contain undelivered software components that are not essential to the product’s functionality.

3. Marketable Securities

The FASB ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 26, 2009
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$695,795	$695,795	$-	$-
Failed Auction rate securities	$70,252			$70,252

Total	$766,047	$695,795	$-	$70,252

	Fair Value Measurements as
	of December 27, 2008
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$203,592	$203,592	$-	$-
Failed Auction rate securities	$71,303			$71,303

Total	$274,895	$203,592	$-	$71,303

All Level 3 investments have been in a continuous unrealized loss position for 12 months or longer.  For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, the accounting guidance requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	52-Weeks Ended	52-Weeks Ended
	December 27, 2008	December 26, 2009

Beginning balance of auction rate securities	$0	$71,303
Total unrealized gains included in other comprehensive income	92,850	99
Purchases in and/or out of Level 3	(21,547)	(1,150)
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$71,303	$70,252

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 26, 2009:

		Gross	Gross	Other Than	Estimated Fair
		Unrealized	Unrealized	Temporary	Value (Net
	Amortized Cost	Gains	Losses	Impairment	Carrying Amount)
Mortgage-backed securities	$515,200	$2,682	$(4,674)	$-	$513,208
Auction Rate Securities	91,700	-	(21,448)	-	$70,252
Obligations of states and political subdivisions	112,419	908	(181)	-	$113,146
U.S. corporate bonds	35,883	768	(701)	(1,274)	$34,676
Other	33,903	1,070	(208)	-	$34,765
Total	$789,105	$5,428	$(27,212)	$(1,274)	$766,047

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 27, 2008:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$137,854	$1,184	$(140)	$-	$138,898
Auction Rate Securities	92,850	-	(21,547)	-	$71,303
Obligations of states and political subdivisions	40,336	960	(12)	-	$41,284
U.S. corporate bonds	16,545	200	(2,707)	-	$14,038
Other	9,502	79	(209)	-	$9,372
Total	$297,087	$2,423	$(24,615)	$-	$274,895

The cost of securities sold is based on the specific identification method.

The unrealized losses on the Company’s investments in 2008 and 2009 were caused primarily by changes in interest rates, specifically, widening credit spreads.  The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss.  Therefore, the Company considers the declines to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.  During 2008 and 2009, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of marketable securities at December 26, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2010)	$19,426	$19,583
Due after one year through five years (2011-2015)	252,535	252,849
Due after five years through ten years (2016-2020)	215,618	213,511
Due after ten years (2021 and thereafter)	277,662	255,310
Other (No contractual maturity dates)	23,864	24,794
	$789,105	$766,047

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $10,293, $8,419, and $5,546 for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.

Future minimum lease payments are as follows:

Year	Amount

2010	$9,105
2011	7,789
2012	6,687
2013	5,882
2014	5,024
Thereafter	6,856
Total	$41,343

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements.  The total amount of restricted cash balances were $2,047 and $1,941 at December 26, 2009 and December 27, 2008, respectively.

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

5.  Employee Benefit Plans

GII sponsors a defined contribution employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan.  Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 26, 2009, December 27, 2008, and December 29, 2007, expense related to these plans of $16,399, $14,927, and $11,412, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans.  Contributions are calculated by formulas that consider final pensionable salaries.  Neither obligations nor contributions for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007
Federal:
Current	$104,186	$90,655	$132,452
Deferred	(12,021)	23,639	(42,193)
	92,165	114,294	90,259
State:
Current	5,381	1,318	12,569
Deferred	(947)	1,090	(2,916)
	4,434	2,408	9,653
Foreign:
Current	18,469	44,279	34,334
Deferred	(10,367)	20,537	(10,984)
	8,102	64,816	23,350
Total	$104,701	$181,518	$123,262

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007
Federal income tax expense at U.S. statutory rate	$287,228	$332,278	$342,396
State income tax expense, net of federal tax effect	2,604	2,030	5,922
Foreign tax rate differential	(219,482)	(233,928)	(230,243)
Taiwan tax holiday benefit	(18,556)	(24,904)	(44,128)
Net change in uncertain tax postions	41,400	87,800	56,100
Other foreign taxes less incentives and credits	10,379	20,428	(117)
Other, net	1,128	(2,186)	(6,668)
Income tax expense	$104,701	$181,518	$123,262

The Company’s income before income taxes attributable to non-U.S. operations was $678,868, $823,364, and $850,102, for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.09, $0.12, and $0.20 per weighted-average common share outstanding for the years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.  The Company currently expects to benefit from these Taiwan tax holidays through 2013, at which time these tax benefits expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 26,	December 27,	December 29,
	2009	2008	2007
Deferred tax assets:
Product warranty accruals	$1,642	$1,696	$18,975
Allowance for doubtful accounts	15,346	15,098	2,430
Inventory reserves	10,145	5,331	7,699
Sales program allowances	12,902	14,471	42,832
Reserve for sales returns	-	2,914	5,565
Other accruals	5,414	5,411	3,911
Unrealized intercompany profit in inventory	12,967	3,601	30,006
Unrealized foreign currency loss	248	-	-
Stock option compensation	31,034	20,375	8,887
Tax credit carryforwards, net	36,834	36,406	15,198
Net operating losses of subsidiaries	3,480	2,809	1,800
Other	3,211	5,022	4,649
Valuation allowance related to loss carryforward and tax credits	(35,617)	(34,487)	(15,491)
	97,606	78,647	126,461
Deferred tax liabilities:
Depreciation	13,839	12,872	9,209
Prepaid expenses	2,014	3,031	6,498
Unrealized foreign currency loss	-	522	161
Book basis in excess of tax basis for acquired entities	11,201	15,936	14,867
Unrealized investment gain	833	153	31
Other	202	378	254
	28,089	32,892	31,020
Net deferred tax assets	$69,517	$45,755	$95,441

At December 26, 2009, the company had $36.8 million of tax credit carryover which includes $32.2 million of Taiwan surtax credit with no expiration.  There is a full valuation allowance for the Taiwan surtax credits.  Additionally, the Company had $3.5 million in Taiwan investment credit which will expire in 2012.

7.  Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 26, 2009		December 27, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,091,581	$1,091,581	$696,335	$696,335
Restricted cash	2,047	2,047	1,941	1,941
Marketable securities	766,047	766,047	274,895	274,895

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8.  Segment Information

The Company operates within its targeted markets through four reportable segments, those being related to products sold into the marine, automotive/mobile, outdoor/fitness, and aviation markets. For external reporting purposes, we aggregate operating segments which have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments.  All of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors as well as through OEM’s.  However, the nature of products and types of customers for the four reportable segments vary significantly. The Company’s marine, automotive/mobile, and outdoor/fitness segments include portable global positioning system (GPS) receivers and accessories sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan.  The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 26, 2009
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$245,745	$468,924	$177,644	$2,054,127	$2,946,440
Allocated interest income	737	1,836	1,469	19,477	23,519
Allocated interest expense	0	0	0	0	0
Income before income taxes	56,595	206,042	57,430	488,584	808,651
Assets:
Accounts receivable	72,904	139,114	52,701	609,391	874,110
Inventories	25,850	49,326	18,687	216,075	309,938

	Fiscal Year Ended December 27, 2008
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$323,406	$427,783	$204,477	$2,538,411	$3,494,077
Allocated interest income	957	5,006	1,867	27,705	35,535
Allocated interest expense	(109)	(23)	(104)	(371)	(607)
Income before income taxes	118,737	165,986	63,904	565,739	914,366
Assets:
Accounts receivable	68,615	90,761	43,383	538,562	741,321
Inventories	39,366	52,071	24,890	308,985	425,312

	Fiscal Year Ended December 29, 2007
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$294,995	$339,741	$203,399	$2,342,184	$3,180,319
Allocated interest income	2,258	4,661	3,127	31,949	41,995
Allocated interest expense	(3)	(92)	(10)	(102)	(207)
Income before income taxes	113,407	127,804	71,920	665,142	978,273
Assets:
Accounts receivable	88,352	101,753	60,918	701,490	952,513
Inventories	46,885	53,997	32,327	372,258	505,467

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 26, 2009, December 27, 2008, and December 29, 2007:

	North
	America	Asia	Europe	Total

December 26, 2009
Net sales to external customers	$1,972,451	$149,920	$824,069	$2,946,440
Long lived assets	233,573	153,878	53,887	441,338
Net assets	1,177,849	1,467,903	190,695	2,836,447

December 27, 2008
Net sales to external customers	$2,333,585	$144,740	$1,015,752	$3,494,077
Long lived assets	221,158	168,528	55,566	445,252
Net assets	687,638	1,371,240	166,976	2,225,854

December 29, 2007
Net sales to external customers	$2,066,823	$144,155	$969,341	$3,180,319
Long-lived assets	185,838	143,181	45,128	374,147
Net assets	908,267	1,309,783	132,564	2,350,614

Best Buy, a customer in the outdoor/fitness, marine, and auto/mobile segments, accounted for 13.4% and 12.0% of the Company’s consolidated net sales in the year ended December 26, 2009 and December 27, 2008, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below:

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   During 2009, 2008 and 2007, the Company granted 0, 1,454,050 and 2,838,200 stock appreciation rights, respectively.  During 2009, 2008 and 2007, 470,950, 1,043,800, and 0 restricted stock units were granted under the 2005 Plan.  In 2009, 2008, and 2007, 0, 30,000 and 0 performance shares were also granted under the 2005 Plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   During 2009, 2008, and 2007, the Company granted 0, 0, and 20,000 stock appreciation rights.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2009, 2008 and 2007, options to purchase 34,648, 15,696, and 5,562 shares, respectively, were granted under this plan. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 26, 2009, December 27, 2008, and December 29, 2007 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 30, 2006	$29.24	7,726
Granted	$84.61	2,864
Exercised	$18.29	(934)
Forfeited	$38.11	(125)
Outstanding at December 29, 2007	$46.82	9,531
Granted	$51.00	1,470
Exercised	$22.35	(226)
Forfeited	$53.89	(249)
Outstanding at December 27, 2008	$47.76	10,526
Granted	$23.09	35
Exercised	$18.08	(278)
Forfeited	$59.55	(174)
Outstanding at December 26, 2009	$48.28	10,109
Exercisable at December 26, 2009	$39.37	6,148

Stock Options and SARs as of December 26, 2009
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$7.00 -$20.00	1,801	3.42	1,797
$20.01 - $40.00	2,069	5.21	1,728
$40.01 - $60.00	3,548	7.33	1,546
$60.01 - $80.00	1,314	7.36	526
$80.01 - $100.00	7	7.81	3
$100.01 - $120.00	1,366	7.88	547
$120.01 - $140.00	4	7.78	1
	10,109	6.28	6,148

	Restricted Stock Units
	Weighted-Average
	Grant/Release Price	Number of Shares
		(In Thousands)

Outstanding at December 29, 2007	-	-
Granted	$19.59	1,044
Released	-	-
Cancelled	-	(1)
Outstanding at December 27, 2008	$19.59	1,043
Granted	$30.44	501
Released	$30.14	(204)
Cancelled	-	(24)
Outstanding at December 26, 2009		1,316

The weighted-average remaining contract life for options outstanding and exercisable at December 26, 2009 is 6.28 and 5.49 years, respectively.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2009, 2008, and 2007:

	2009	2008	2007
Weighted average fair value of options granted	$7.32	$18.47	$33.81
Expected volatility	0.4286	0.3845	0.3677
Dividend yield	2.42%	3.75%	0.76%
Expected life of options in years	6.2	6.0	6.0
Risk-free interest rate	3%	2%	4%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted-average fair value for awards granted during 2009, 2008, and 2007 was $29.20, $37.96 and $84.61, respectively.

The total fair value of awards vested during 2009, 2008, and 2007 was $41,527, $35,384, and $17,840, respectively.  The aggregate intrinsic values of options outstanding and exercisable at December 26, 2009 were $36.3 million and $34.6 million, respectively. The aggregate intrinsic value of options exercised during the year ended December 26, 2009 was $3.7 million. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $30.98 on December 26, 2009, and the exercise price multiplied by the number of options exercised. As of December 26, 2009, there was $111.5 million of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over a period of five years.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 2,000,000 shares of  common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  During 2009, 2008, and 2007, 209,416, 362,902, and 120,230 shares, respectively were purchased under the plan for a total purchase price of $3,874, $8,782, and $5,730, respectively.   At December 26, 2009, approximately 424,637 shares were available for future issuance.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007
Numerator (in thousands):
Numerator for basic and diluted net income per share - net income	$703,950	$732,848	$855,011

Denominator (in thousands):
Denominator for basic net income per share -weighted-average common shares	200,395	208,993	216,524
Effect of dilutive securities -employee stock-based awards	766	1,687	3,351
Denominator for diluted net income per share -weighted-average common shares	201,161	210,680	219,875

Basic net income per share	$3.51	$3.51	$3.95

Diluted net income per share	$3.50	$3.48	$3.89

Options to purchase 7,814,000, 5,846,000, and 886,000 common shares were outstanding during 2009, 2008, and  2007 respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11.  Share Repurchase Program

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant.   The share repurchase authorization expired on December 31, 2009.   From inception to expiration, $60 million of common shares were repurchased and retired under this plan.

The Board of Directors approved a share repurchase program on June 6, 2008, authorizing the Company to purchase up to 10,000,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expired on December 31, 2009.   During fiscal 2008, 10,000,000 shares were repurchased and retired under this plan.

The Board of Directors approved a share repurchase program on February 4, 2008, authorizing the Company to purchase up to 5,000,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expired on December 31, 2009.   During fiscal 2008, 5,000,000 shares were repurchased and retired under this plan.

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

13.  Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 26, 2009
	Quarter Ending
	March 28	June 27	September 26	December 26

Net sales	$436,699	$669,104	$781,254	$1,059,383
Gross profit	195,995	351,614	409,742	486,760
Net income	48,538	161,871	215,133	278,408
Basic net income per share	$0.24	$0.81	$1.07	$1.39

	Fiscal Year Ended December 27, 2008
	Quarter Ending
	March 29	June 28	September 27	December 27

Net sales	$663,805	$911,671	$870,355	$1,048,246
Gross profit	320,115	417,128	385,639	430,633
Net income	147,779	256,092	171,244	157,733
Basic net income per share	$0.68	$1.20	$0.83	$0.78

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

14. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years.   The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet.   The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Balance - beginning of period	$87,408	$71,636	$37,639
Accrual for products sold during the period	164,909	132,644	98,702
Expenditures	(164,893)	(116,872)	(64,705)
Balance - end of period	$87,424	$87,408	$71,636

15. Subsequent Events

On February 12, 2010, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300 million of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2010.

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K on February 24, 2010.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting are included as Exhibits 31.1, 31.2, 32.1 and 32.2.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 26, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 26, 2009, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 26, 2009 and December 27, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2010

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for May 20, 2010 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2009.

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

Equity Compensation Plan Information

The following table gives information as of December 26, 2009 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
Plan Category	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
column A)
Equity compensation plans approved by shareholders	10,109,311	$48.28	2,183,757
Equity compensation plans not approved by shareholders	—	—	—

Total	10,109,311	$48.28	2,183,757

(1) Consists of the Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009), the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, effective June 5, 2009, and the Garmin Ltd. Amended and Restated Employee Stock Purchase Plan, effective January 1, 2010.

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

10.14
Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.15
Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009).

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

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.19
Vendor Agreement dated February 27, 2004 between Best Buy Purchasing LLC and Garmin USA, Inc. (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.20	Best Buy Vendor Program Agreement dated February 29, 2008 (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009).

10.21	Best Buy Vendor Program Agreement and Addendum thereto dated March 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2009).

10.22	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010.

10.23	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009.

10.24	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009.

10.25
Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.26
 Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2009 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

14.1	Code of Conduct of Garmin Ltd. and Subsidiaries (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

 Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Year Ended December 26, 2009:
Deducted from asset accounts
Allowance for doubtful accounts	$42,409	$(1,332)	-	$(4,404)	$36,673
Inventory reserve	23,204	61,324	-	(45,630)	$38,898
Deferred tax asset	34,487	1,468	-	(338)	35,617
Total	$100,100	$61,460	-	$(50,372)	$111,188

Year Ended December 27, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	$10,246	$32,355	-	$(192)	$42,409
Inventory reserve	31,186	24,461	-	(32,443)	23,204
Deferred tax asset	15,491	18,996	-	-	34,487
Total	$56,923	$75,812	-	$(32,635)	$100,100

Year Ended December 29, 2007:
Deducted from asset accounts
Allowance for doubtful accounts	$5,340	$3,617	-	$1,289	$10,246
Inventory reserve	19,768	34,975	-	(23,557)	31,186
Deferred tax asset	28,301	1,486	-	(14,296)	15,491
Total	$53,409	$40,078	-	$(36,564)	$56,923

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Min H. Kao
Min H. Kao
Chief Executive Officer

Dated:  February 24, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

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

/s/ Clifton A. Pemble.
Clifton A Pemble
Director

Garmin Ltd.
2009 Form 10-K Annual Report
Exhibit Index

The following exhibits are attached hereto.  See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

10.22	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010.

10.23	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009.

10.24	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase