Form 10-Q
period 2010-03-27
GARMIN LTD
filed 2010-05-05
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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
Large Accelerated Filer  ☑    Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares outstanding of the Company's common shares as of May 1, 2010
Common Shares, $.005 par value:  199,171,926

Garmin Ltd.
Form 10-Q
Quarter Ended March 27, 2010

Table of Contents

Garmin Ltd.
Form 10-Q
Quarter Ended March 27, 2010

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 26, 2009.  Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 27, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	March 27,	December 26,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,291,343	$1,091,581
Marketable securities	19,635	19,583
Accounts receivable, net	418,520	874,110
Inventories, net	356,073	309,938
Deferred income taxes	60,361	59,189
Prepaid expenses and other current assets	63,427	39,470

Total current assets	2,209,359	2,393,871

Property and equipment, net	432,606	441,338

Marketable securities	681,049	746,464
Restricted cash	941	2,047
Licensing agreements, net	6,573	15,400
Noncurrent deferred income tax	20,499	20,498
Other intangible assets, net	200,501	206,256

Total assets	$3,551,528	$3,825,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,904	$203,388
Salaries and benefits payable	34,017	45,236
Accrued warranty costs	58,814	87,424
Accrued sales program costs	41,201	119,150
Deferred revenue	35,835	27,910
Accrued advertising expense	10,135	34,146
Other accrued expenses	63,877	143,568
Income taxes payable	25,816	22,846
Dividend payable	299,957	-

Total current liabilities	679,556	683,668

Deferred income taxes	10,558	10,170
Non-current income taxes	259,751	255,748
Non-current deferred revenue	45,470	38,574
Other liabilities	1,258	1,267

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 199,128,000 as of March 27, 2010 and 200,274,000 as of December 26, 2009	994	1,001
Additional paid-in capital	-	32,221
Retained earnings	2,552,920	2,816,607
Accumulated other comprehensive gain/(loss)	1,021	(13,382)

Total stockholders' equity	2,554,935	2,836,447
Total liabilities and stockholders' equity	$3,551,528	$3,825,874

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 27,	March 28,
	2010	2009

Net sales	$431,067	$436,699

Cost of goods sold	200,158	240,704

Gross profit	230,909	195,995

Advertising expense	17,400	23,225
Selling, general and administrative expense	67,678	59,777
Research and development expense	62,483	55,034
Total operating expense	147,561	138,036

Operating income	83,348	57,959

Interest income	6,879	5,097
Foreign currency	(46,537)	(2,438)
Other	1,833	(694)
Total other income (expense)	(37,825)	1,965

Income before income taxes	45,523	59,924

Income tax provision	8,194	11,386

Net income	$37,329	$48,538

Net income per share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.24

Weighted average common shares outstanding:
Basic	199,926	200,352
Diluted	201,091	200,725

Cash dividends declared per common share	$1.50	-

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 27,	March 28,
	2010	2009
Operating Activities:
Net income	$37,329	$48,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,543	13,574
Amortization	8,334	8,088
Gain on sale of property and equipment	(6)	(3)
Provision for doubtful accounts	(1,260)	(1,101)
Deferred income taxes	(1,546)	(3,200)
Foreign currency transaction gains/losses	47,773	(420)
Provision for obsolete and slow moving inventories	3,140	7,709
Stock compensation expense	9,700	10,587
Realized losses/(gains) on marketable securities	(805)	1,274
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	436,446	318,095
Inventories	(50,168)	58,876
Other current assets	(606)	(1,128)
Accounts payable	(94,717)	(77,595)
Other current and non-current liabilities	(216,868)	(88,727)
Deferred revenue	14,286	-
Income taxes payable	(4,048)	3,993
Purchase of licenses	(396)	856
Net cash provided by operating activities	200,131	299,416

Investing activities:
Purchases of property and equipment	(3,935)	(13,136)
Purchase of intangible assets	(5,029)	(872)
Purchase of marketable securities	(74,303)	(68,662)
Redemption of marketable securities	146,073	16,638
Change in restricted cash	1,106	43
Net cash provided by/(used in) investing activities	63,912	(65,989)

Financing activities:
Proceeds from issuance of common stock from stock purchase plan	2,725	119
Stock repurchase	(47,206)	(1,849)
Tax benefit related to stock option exercise	1,408	26
Net cash used in financing activities	(43,073)	(1,704)

Effect of exchange rate changes on cash and cash equivalents	(21,208)	(5,729)

Net increase in cash and cash equivalents	199,762	225,994
Cash and cash equivalents at beginning of period	1,091,581	696,335
Cash and cash equivalents at end of period	$1,291,343	$922,329

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 27, 2010
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week period ended March 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.

The condensed consolidated balance sheet at December 26, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended March 27, 2010 and March 28, 2009 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	March 27, 2010	December 26, 2009

Raw Materials	$89,124	$80,963
Work-in-process	38,671	32,587
Finished goods	265,582	235,286
Inventory Reserves	(37,304)	(38,898)
Inventory, net of reserves	$356,073	$309,938

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2010.   In the quarter ended March 27, 2010, the Company repurchased 1,437,801 shares using cash of $47,092.  There remains approximately $252,908 available for repurchase under this authorization.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 27,	March 28,
	2010	2009
Numerator:
Numerator for basic and diluted net income per share - net income	$37,329	$48,538

Denominator:
Denominator for basic net income per share –weighted-average common shares	199,926	200,352

Effect of dilutive securities –employee stock options	1,165	373

Denominator for diluted net income per share –adjusted weighted-average common shares	201,091	200,725

Basic net income per share	$0.19	$0.24

Diluted net income per share	$0.19	$0.24

There were 1,165,620 anti-dilutive options for the 13-week period ended March 27, 2010.   There were 9,488,615 anti-dilutive options for the 13-week period ended March 28, 2009.

There were 291,714 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 27, 2010.  There were 12,098 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 28, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	March 27,	March 28,
	2010	2009
Net income	$37,329	$48,538
Translation adjustment	8,039	(18,763)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	6,364	(6,042)
Comprehensive income	$51,732	$23,733

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

		Reportable Segments
		Outdoor/		Auto/
		Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended	March 27, 2010

Net sales		$102,736	$41,314	$220,924	$66,093	$431,067
Operating income		$38,568	$8,929	$16,982	$18,869	$83,348
Income before taxes		$31,165	$6,628	$(10,256)	$17,986	$45,523

13-Weeks Ended	March 28, 2009

Net sales		$80,004	$38,017	$259,586	$59,092	$436,699
Operating income		$28,504	$10,572	$4,605	$14,278	$57,959
Income before taxes		$27,660	$9,723	$9,158	$13,383	$59,924

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and long-lived assets (property and equipment) by geographic area are as follows as of and for the 13-week periods ended March 27, 2010 and March 28, 2009:

	North
	America	Asia	Europe	Total
March 27, 2010
Net sales to external customers	$243,407	$42,683	$144,977	$431,067
Long lived assets	$230,072	$150,682	$51,852	$432,606

March 28, 2009
Net sales to external customers	$264,777	$28,140	$143,782	$436,699
Long lived assets	$226,384	$160,087	$54,140	$440,611

7.	Warranty Reserves

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

	13-Weeks Ended
	March 27,	March 28,
	2010	2009

Balance - beginning of the period	$87,424	$87,408
Change in accrual for products sold in prior periods	(21,776)	-
Accrual for products sold during the period	14,914	23,993
Expenditures	(21,748)	(42,554)
Balance - end of the period	$58,814	$68,847

The 13-weeks ended March 27, 2010 include the effect of a change in estimate in the warranty reserves which decreased the accrual for the period by $21,776.

8.	Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $68,415 over the next 5 years.

9.	Income Taxes

Our earnings before taxes decreased 24% when compared to the same quarter in 2009, and our income tax expense decreased by $3,192, to $8,194 for the 13-week period ended March 27, 2010, from $11,386 for the 13-week period ended March 28, 2009.  The effective tax rate was 18.0% in the first quarter of 2010 and 19.0% in the first quarter of 2009.    The slight decrease is due to the mix of income by tax jurisdiction.

10.	Fair Value Measurements

The Accounting Standards Code (ASC) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The ASC classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liability

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities

Level 3	Unobservable inputs for the asset or liability

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 27, 2010
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$630,126	$630,126	$-	$-
Failed Auction rate securities	70,558	-	-	70,558

Total	$700,684	$630,126	$-	$70,558

	Fair Value Measurements as
	of December 26, 2009
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$695,795	$695,795	$-	$-
Failed Auction rate securities	70,252	-	-	70,252

Total	$766,047	$695,795	$-	$70,252

All Level 3 investments have been in a continuous unrealized loss position for 12 months or longer.  For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, the ASC requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
13-Weeks Ended
March 27, 2010

Beginning balance of auction rate securities	$70,252
Total unrealized gains included in other comprehensive income	856
Sales out of Level 3	(550)
Transfers in and/or out of Level 3	-
Ending balance of auction rate securities	$70,558

The following is a summary of the company’s marketable securities classified as available-for-sale securities at March 27, 2010:

			Gross		Other Than	Estimated Fair
		Gross	Unrealized		Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses		Impairment	Amount)
Mortgage-backed securities	$454,639	$4,072	$(1,602	) $	-	$457,109
Auction Rate Securities	91,150	-	(20,592)		-	$70,558
Obligations of states and political subdivisions	110,785	1,144	(43)		-	$111,886
U.S. corporate bonds	36,623	948	(349)		(1,274)	$35,948
Other	24,053	1,282	(152)		-	$25,183
Total	$717,250	$7,446	$(22,738)		$(1,274)	$700,684

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 26, 2009:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$515,200	$2,682	$(4,674)	$-	$513,208
Auction Rate Securities	91,700	-	(21,448)	-	$70,252
Obligations of states and political subdivisions	112,419	908	(181)	-	$113,146
U.S. corporate bonds	35,883	768	(701)	(1,274)	$34,676
Other	33,903	1,070	(208)	-	$34,765
Total	$789,105	$5,428	$(27,212)	$(1,274)	$766,047

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at March 27, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2010)	$19,526	$19,635
Due after one year through five years (2011-2015)	228,883	229,448
Due after five years through ten years (2016-2020)	200,174	200,513
Due after ten years (2021 and thereafter)	252,885	234,031
Other (No contractual maturity dates)	15,782	17,057
	$717,250	$700,684

11.  Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

12.  Subsequent Events

On April 28, 2010, Garmin announced a cash offer of 15 pence per share to acquire all the shares of Raymarine plc.  This offer provides total consideration to Raymarine shareholders of approximately £12.5 million and implies an enterprise value of approximately £107.4 million when considering Raymarine’s most recently reported net debt of £94.9 million. This offer remains subject to shareholder acceptance and regulatory approvals, but Garmin expects to obtain the necessary merger control approvals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events.  Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.  This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov.  Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company.  The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 27, 2010	March 28, 2009

Net sales	100.0%	100.0%
Cost of goods sold	46.4%	55.1%
Gross profit	53.6%	44.9%
Advertising	4.1%	5.3%
Selling, general and administrative	15.7%	13.7%
Research and development	14.5%	12.6%
Total operating expenses	34.3%	31.6%
Operating income	19.3%	13.3%
Other income (expense), net	(8.7)%	0.4%
Income before income taxes	10.6%	13.7%
Provision for income taxes	1.9%	2.6%
Net income	8.7%	11.1%

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

		Reportable Segments
		Outdoor/		Auto/
		Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended	March 27, 2010

Net sales		$102,736	$41,314	$220,924	$66,093	$431,067
Operating income		$38,568	$8,929	$16,982	$18,869	$83,348
Income before taxes		$31,165	$6,628	$(10,256)	$17,986	$45,523

13-Weeks Ended	March 28, 2009

Net sales		$80,004	$38,017	$259,586	$59,092	$436,699
Operating income		$28,504	$10,572	$4,605	$14,278	$57,959
Income before taxes		$27,660	$9,723	$9,158	$13,383	$59,924

Comparison of 13-Weeks Ended March 27, 2010 and March 28, 2009
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$102,736	23.8%	$80,004	18.3%	$22,732	28.4%
Marine	41,314	9.6%	38,017	8.7%	3,297	8.7%
Automotive/Mobile	220,924	51.3%	259,586	59.5%	(38,662)	-14.9%
Aviation	66,093	15.3%	59,092	13.5%	7,001	11.8%
Total	$431,067	100.0%	$436,699	100.0%	$(5,632)	-1.3%

Net sales decreased 1.3% for the 13-week period ended March 27, 2010 when compared to the year-ago quarter.  The decline was driven by a 14.9% year-over-year decline in the automotive/mobile segment.  This decline was largely offset by increased revenues in outdoor/fitness, aviation and marine.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 59.5% in the first quarter of 2009 to 51.3% in the first quarter of 2010.

Total unit sales decreased 12% to 2,137,000 in the first quarter of 2010 from 2,416,000 in the same period of 2009.   The lower unit sales volume in the first quarter of fiscal 2010 was attributable to declining volumes in automotive as excess retailer inventory cleared the channel in first quarter offset by unit growth in the outdoor/fitness, aviation and marine segments.

Automotive/mobile segment revenue declined 14.9% from the year-ago quarter, as the average selling price improvement was more than offset by volume declines associated with excess channel inventory levels and timing of orders from one of our major retail partners.  The aviation and marine segments grew 11.8% and 8.7%, respectively, from the year-ago quarter as both industries have begun to recover from the weak macroeconomic conditions experienced in 2009.  Revenues in our outdoor/fitness segment grew 28.4% relative to the first quarter of 2009 as global penetration of our outdoor and fitness products continues.

Gross Profit

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$65,561	63.8%	$48,424	60.5%	$17,137	35.4%
Marine	24,231	58.6%	22,878	60.2%	1,353	5.9%
Automotive/Mobile	94,775	42.9%	84,183	32.4%	10,592	12.6%
Aviation	46,342	70.1%	40,510	68.6%	5,832	14.4%
Total	$230,909	53.6%	$195,995	44.9%	$34,914	17.8%

Gross profit dollars in the first quarter of 2010 increased 17.8% and gross profit margin increased 870 basis points compared to the first quarter of 2009.  Gross margins were positively impacted by 510 basis points due to a $21.8 million warranty adjustment related to a change in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor/fitness and marine having the largest benefits.

The automotive/mobile segment’s margin increased 1050 basis points as the average selling price increased and per unit costs decreased including the warranty benefit.  The impact to total company gross margin of the automotive/mobile segment fell to 41.0% of total gross margin from 43.0% in the year-ago quarter.  The Company benefited from increased margins in the outdoor/fitness and aviation segments.  Outdoor/fitness margins improved 330 basis points due to slightly increased pricing and decreases in per unit costs including the warranty benefit.  Marine gross margins decreased 160 basis points from the year-ago quarter due to product mix.

Advertising Expense

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$3,807	3.7%	$2,698	3.4%	$1,109	41.1%
Marine	2,425	5.9%	1,745	4.6%	680	39.0%
Automotive/Mobile	9,911	4.5%	17,662	6.8%	(7,751)	-43.9%
Aviation	1,257	1.9%	1,120	1.9%	137	12.2%
Total	$17,400	4.0%	$23,225	5.3%	$(5,825)	-25.1%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses declined to 4.0% in the first quarter of 2010 compared to 5.3% in first quarter of 2009.  The decrease was primarily related to reduced cooperative advertising paid to our retail partners as volumes declined in the automotive/mobile segment.  We continued to invest in advertising in the outdoor/fitness, aviation and marine segments which are experiencing revenue growth.

Selling, General and Administrative Expense

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$16,213	15.8%	$11,396	14.2%	$4,817	42.3%
Marine	6,989	16.9%	5,382	14.2%	1,607	29.9%
Automotive/Mobile	39,225	17.8%	37,036	14.3%	2,189	5.9%
Aviation	5,251	7.9%	5,963	10.1%	(712)	-11.9%
Total	$67,678	15.7%	$59,777	13.7%	$7,901	13.2%

Selling, general and administrative expense increased both as a percentage of sales and in absolute dollars compared to the year-ago quarter as costs increased in information technology, administration, legal and finance.  This increase is partially related to expenses associated with the Company’s proposed redomestication to Switzerland.  The increased expense for the outdoor/fitness segment is driven by the allocation of costs based on revenues.  As a percent of sales, selling, general and administrative expenses increased from 13.7% of sales in the first quarter of 2009 to 15.7% of sales in the first quarter of 2010, as revenues declined slightly.

Research and Development Expense

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,973	6.8%	$5,826	7.3%	$1,147	19.7%
Marine	5,888	14.3%	5,179	13.6%	709	13.7%
Automotive/Mobile	28,657	13.0%	24,880	9.6%	3,777	15.2%
Aviation	20,965	31.7%	19,149	32.4%	1,816	9.5%
Total	$62,483	14.5%	$55,034	12.6%	$7,449	13.5%

The 13.5% increase in research and development expense was due to ongoing development activities for new products and the addition of over 300 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation.   Research and development costs increased $7.4 million when compared with the year-ago quarter representing a 190 basis point increase as a percent of revenue, as revenues declined slightly.

Operating Income

	13-weeks ended March 27, 2010		13-weeks ended March 28, 2009		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$38,568	37.5%	$28,504	35.6%	$10,065	35.3%
Marine	8,929	21.6%	10,572	27.8%	(1,643)	-15.5%
Automotive/Mobile	16,982	7.7%	4,605	1.8%	12,377	268.8%
Aviation	18,869	28.5%	14,278	24.2%	4,590	32.1%
Total	$83,348	19.3%	$57,959	13.3%	$25,389	43.8%

Operating income increased 600 basis points as a percent of revenue when compared to the first quarter of 2009 due to the significant improvement in gross margins and reduced advertising expense offset by continued growth in research and development expense and selling, general and administrative costs.   Operating margins increased in all segments excluding marine when compared with the first quarter in 2009.   Operating income increased $25.4 million, or 43.8%, when compared to the year ago quarter, with outdoor/fitness contributing 46% of the operating income.  Management expects operating margins in the automotive/mobile segment to increase sequentially as volumes increase in the second quarter of 2010.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 27, 2010	March 28, 2009
Interest Income	$6,879	$5,097
Foreign Currency Exchange	(46,537)	(2,438)
Other	1,833	(694)
Total	$(37,825)	$1,965

The average interest rate return on cash and investments during the first quarter of 2010 was 1.4% compared to 1.8% during the same quarter of 2009.  The increase in interest income is attributable to increasing cash balances offset by decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark and Garmin Sweden.  As these entities have grown, Euro currency moves generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, and Australian Dollar are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, and Garmin Australasia, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $46.5 million currency loss in the first quarter of 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling.  The weakening of the U.S. Dollar compared to the Taiwan Dollar also contributed to the loss.  The currency movement of the Taiwan Dollar and Euro both generated losses in the current quarter due to the revaluation of EUR denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the USD denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the first quarter of 2010, the U.S. Dollar strengthened 7.0% and 6.9%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $39.1 million.  In addition, the U.S. Dollar weakened 1.3% against the Taiwan Dollar, resulting in a $9.1 million loss.  The remaining net currency gain of $1.7 million related to other currencies and timing of transactions.

The majority of the $2.4 million currency loss in the first quarter of 2009 was due to the strengthening of the U.S. Dollar compared to the Euro, the British Pound Sterling, and the Taiwan Dollar.   During the first quarter of fiscal 2009, the U.S. Dollar strengthened 4.3% and 2.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $13.6 million.  Offsetting this loss was a gain of $11.1 million due to the U.S. Dollar strengthening 2.1% against the Taiwan Dollar.  The remaining net currency gain of $0.1 million related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes decreased 24% when compared to the same quarter in 2009, and our income tax expense decreased by $3.2 million, to $8.2 million, for the 13-week period ended March 27, 2010, from $11.4 million for the 13-week period ended March 28, 2009.  The effective tax rate was 18.0% in the first quarter of 2010 and 19.0% in the first quarter of 2009.

Net Income

As a result of the above, net income decreased 23.1% for the 13-week period ended March 27, 2010 to $37.3 million compared to $48.5 million for the 13-week period ended March 28, 2009.

Liquidity and Capital Resources

Net cash generated by operating activities was $200.1 million for the 13-week period ended March 27, 2010 compared to $299.4 million for the 13-week period ended March 28, 2009. Primary drivers of the cash generation included $37.3 million of net income with non-cash adjustments for depreciation/amortization of $21.9 million and foreign currency losses of $47.8 million, $436.4 million related to accounts receivable collections following the seasonally strong fourth quarter and $14.3 million of cash received but deferred due to revenue recognition policies.  This cash generation was offset by uses of cash including $94.7 million reduction in accounts payable following the seasonally strong fourth quarter, $216.9 million reduction in other current and noncurrent liabilities related to the timing of royalty payments and a $50.2 million increase in inventories as we prepare for the seasonally strong second quarter.

Cash flow provided by investing activities during the 13-week period ending March 27, 2010 was $63.9 million.  Cash flow provided by investing activities principally related to the net redemption of $71.8 million of fixed income securities associated with the investment of our on-hand cash balances offset by $3.9 million in capital expenditures primarily related to business operation and maintenance activities, and the purchase of intangible assets for $5.0 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the first quarter of 2010 was 1.4%

Net cash used in financing activities during the period was $43.1 million resulting from the use of $47.2 million for stock repurchased under our stock repurchase plan, offset by $4.1 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

In the second quarter, we will use cash flow from operations for payment of our declared dividend, to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

Pursuant to certain supply agreements, the Company is contractually committed to make purchases of approximately $68.4 million over the next 5 years.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.    In accordance with the Accounting Standards Code, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the functional currency of Garmin Ltd. and Garmin International, Inc.    Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities.   The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

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

Interest Rate Risk

As of March 27, 2010, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 27, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 27, 2010 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2009, the court entered a scheduling order enabling all defendants in these cases to file a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and stayed all proceedings pending the court’s ruling on the joint motion for summary judgment. On February 20, 2009, the defendants filed a consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents. On August 3, 2009, the court issued a Memorandum Opinion and Order granting the defendants’ consolidated Joint Motion for Summary Judgment of Invalidity of the ’018 and ’437 patents and holding that these patents are invalid. On August 24, 2009, Encyclopaedia Britannica filed a Notice of Appeal to the Federal Circuit Court of Appeals.  The briefing has been completed and the Federal Circuit will hold an oral argument on May 4, 2010.  Garmin International believes the Federal Circuit will affirm the district court’s judgment.

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

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681 (“the‘681 Patent”). Garmin believes that none of Garmin’s products infringe either of these patents. Garmin has filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

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

On December 31, 2009, Vehicle IP, LLC filed suit in the United States District Court for the District of Delaware against Garmin International, Inc. and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,987,377 (“the ’377 patent”). On March 11, 2010, Garmin filed its Answer and Counterclaims asserting the ’377 patent is invalid and not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Nazomi Communications, Inc. v. Nokia Corporation, Nokia Inc., Microsoft Corporation, Amazon.com, Inc., Western Digital Corporation, Western Digital Technologies, Inc., Garmin Ltd., Garmin Corporation, Garmin International,  Inc., Garmin USA, Inc., Sling Media, Inc., VIZIO, Inc., and Iomega Corporation.

On February 8, 2010, Nazomi Communications, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin Corporation, Garmin International, Inc., and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 7,080,362 (“the ’362 patent”) and U.S. Patent No. 7,225,436 (“the ’436 patent”). Garmin believes the ’362 patent and the ’436 patent are not infringed. On April 27, 2010, ARM Ltd., the designer of the accused hardware, filed a Motion to Intervene and a Motion to Transfer the case to the Northern District of California.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  There have been no material changes during the 13-week period ended March 27, 2010 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2010.    The following table lists the Company’s share purchases during the first quarter of fiscal 2010:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended
March 27, 2010	1,437,801	$32.75	1,437,801	$252,908

Total	1,437,801	$32.75	1,437,801	$252,908

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Not applicable

Item 6.     Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated:   May 5, 2010

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