Form 10-Q
period 2010-06-26
GARMIN LTD
filed 2010-08-04
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer identification no.)
of incorporation or organization)
Vorstadt 40/42	N/A
8200 Schaffhausen	(Zip Code)
Switzerland
(Address of principal executive offices)

Company's telephone number, including area code:  +41 52 620 1401

P.O. Box 10670, Grand Cayman KY1-1006, Suite 3206B, 45 Market Street, Gardenia Court, Camana Bay, Cayman Islands
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
Large Accelerated Filer ☑    Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares outstanding of the Company's common shares as of August 2, 2010
Common Shares, $.005 par value:  194,596,361

Garmin Ltd.
Form 10-Q
Quarter Ended June 26, 2010

Table of Contents

Garmin Ltd.
Form 10-Q
Quarter Ended June 26, 2010

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

The results of operations for the 13-week and 26-week periods ended June 26, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	June 26,	December 26,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,173,169	$1,091,581
Marketable securities	18,622	19,583
Accounts receivable, net	499,324	874,110
Inventories, net	358,576	309,938
Deferred income taxes	57,068	59,189
Prepaid expenses and other current assets	52,758	39,470

Total current assets	2,159,517	2,393,871

Property and equipment, net	426,805	441,338

Marketable securities	636,184	746,464
Restricted cash	936	2,047
Licensing agreements, net	2,531	15,400
Noncurrent deferred income tax	20,498	20,498
Other intangible assets, net	184,888	206,256

Total assets	$3,431,359	$3,825,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,519	$203,388
Salaries and benefits payable	36,568	45,236
Accrued warranty costs	41,445	87,424
Accrued sales program costs	46,656	119,150
Deferred revenue	46,620	27,910
Accrued advertising expense	22,154	34,146
Other accrued expenses	81,162	143,568
Income taxes payable	11,312	22,846

Total current liabilities	436,436	683,668

Deferred income taxes	8,521	10,170
Non-current income taxes	275,876	255,748
Non-current deferred revenue	57,595	38,574
Other liabilities	1,317	1,267

Stockholders' equity:
Common stock, $0.005 par value, 1,000,000,000 shares authorized:
Issued and outstanding shares - 197,554,000 as of June 26, 2010 and 200,274,000 as of December 26, 2009	987	1,001
Additional paid-in capital	-	32,221
Retained earnings	2,648,589	2,816,607
Accumulated other comprehensive income/(loss)	2,038	(13,382)

Total stockholders' equity	2,651,614	2,836,447
Total liabilities and stockholders' equity	$3,431,359	$3,825,874

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net sales	$728,765	$669,104	$1,159,833	$1,105,803

Cost of goods sold	337,113	317,490	537,272	558,194

Gross profit	391,652	351,614	622,561	547,609

Advertising expense	42,440	34,023	59,841	57,248
Selling, general and administrative expense	73,832	62,186	141,509	121,963
Research and development expense	73,337	56,253	135,820	111,287
Total operating expense	189,609	152,462	337,170	290,498

Operating income	202,043	199,152	285,391	257,111

Interest income	5,791	5,190	12,669	10,286
Foreign currency	(43,605)	(4,836)	(90,141)	(7,274)
Other	180	335	2,013	(359)
Total other income (expense)	(37,634)	689	(75,459)	2,653

Income before income taxes	164,409	199,841	209,932	259,764

Income tax provision	29,593	37,970	37,788	49,355

Net income	$134,816	$161,871	$172,144	$210,409

Net income per share:
Basic	$0.68	$0.81	$0.86	$1.05
Diluted	$0.67	$0.81	$0.86	$1.05

Weighted average common shares outstanding:
Basic	198,948	200,296	199,437	200,364
Diluted	200,102	200,853	200,626	200,814

Cash dividends declared per common share	$1.50	$0.75	$1.50	$0.75

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 26,	June 27,
	2010	2009
Operating Activities:
Net income	$172,144	$210,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,746	26,335
Amortization	24,809	15,914
Gain on sale of property and equipment	(6)	(108)
Provision for doubtful accounts	(552)	(5,223)
Deferred income taxes	(30)	(718)
Foreign currency transaction gains/losses	47,880	(4,493)
Provision for obsolete and slow moving inventories	10,309	14,111
Stock compensation expense	19,099	21,029
Realized gains on marketable securities	(470)	(1,274)
Changes in operating assets and liabilities:
Accounts receivable	364,401	233,166
Inventories	(64,272)	89,044
Other current assets	(1,468)	(2,415)
Accounts payable	(52,248)	(23,175)
Other current and non-current liabilities	(193,657)	(4,838)
Deferred revenue	37,425	-
Income taxes payable	(7,771)	(5,140)
Purchase of licenses	(472)	(6,936)
Net cash provided by operating activities	381,867	555,688

Investing activities:
Purchases of property and equipment	(13,220)	(23,343)
Proceeds from sale of property and equipment	-	(7)
Purchase of intangible assets	(8,229)	(3,496)
Purchase of marketable securities	(169,062)	(341,423)
Redemption of marketable securities	294,350	68,173
Change in restricted cash	1,111	(125)
Net cash provided by/(used in) investing activities	104,950	(300,221)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	5,452	310
Proceeds from issuance of common stock from stock purchase plan	-	3,712
Stock repurchase	(84,328)	(1,849)
Dividends paid	(299,103)	-
Tax benefit related to stock option exercise	1,898	65
Net cash provided by/(used in) financing activities	(376,081)	2,238

Effect of exchange rate changes on cash and cash equivalents	(29,148)	4,869

Net increase in cash and cash equivalents	81,588	262,574
Cash and cash equivalents at beginning of period	1,091,581	696,335
Cash and cash equivalents at end of period	$1,173,169	$958,909

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 26, 2010
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 26-week periods ended June 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended June 26, 2010 and June 27, 2009 both contain operating results for 13-weeks for both year-to-date periods.

2.	Inventories

The components of inventories consist of the following:

	June 26, 2010	December 26, 2009

Raw Materials	$107,121	$80,963
Work-in-process	39,517	32,587
Finished goods	245,353	235,286
Inventory Reserves	(18,701)	(38,898)
Inventory, net of reserves	$373,290	$309,938

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2010.   As of June 26, 2010, the Company had repurchased 3,085,107 shares using cash of $99,586.  Of this amount, approximately $15,491 of repurchase trades remained unsettled at June 26, 2010.  After settlement of these trades, there remains approximately $200,414 available for repurchase under this authorization.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 26,	June 27,
	2010	2009
Numerator:
Numerator for basic and diluted net income per share - net income	$134,816	$161,871

Denominator:
Denominator for basic net income per share – weighted-average common shares	198,948	200,296

Effect of dilutive securities – employee stock options	1,154	557

Denominator for diluted net income per share – adjusted weighted-average common shares	200,102	200,853

Basic net income per share	$0.68	$0.81

Diluted net income per share	$0.67	$0.81

	26-Weeks Ended
	June 26,	June 27,
	2010	2009
Numerator:
Numerator for basic and diluted net income per share - net income	$172,144	$210,409

Denominator:
Denominator for basic net income per share – weighted-average common shares	199,437	200,364

Effect of dilutive securities – employee stock options	1,189	450

Denominator for diluted net income per share – adjusted weighted-average common shares	200,626	200,814

Basic net income per share	$0.86	$1.05

Diluted net income per share	$0.86	$1.05

There were 6,186,519 anti-dilutive options for the 13-week period ended June 26, 2010.   There were 7,948,978 anti-dilutive options for the 13-week period ended June 27, 2009.

There were 6,198,202 anti-dilutive options for the 26-week period ended June 26, 2010.   There were 8,548,181 anti-dilutive options for the 26-week period ended June 27, 2009.

There were 73,574 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 26, 2010.  There were 12,622 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 27, 2009.

There were 365,288 shares issued as a result of exercises of stock appreciation rights and stock options for the 26-week period ended June 26, 2010.  There were 24,720 shares issued as a result of exercises of stock appreciation rights and stock options for the 26-week period ended June 27, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	June 26,	June 27,
	2010	2009
Net income	$134,816	$161,871
Translation adjustment	(7,821)	26,236
Change in fair value of available-for-sale marketable securities, net of deferred taxes	8,838	1,199
Comprehensive income	$135,833	$189,306

	26-Weeks Ended
	June 26,	June 27,
	2010	2009
Net income	$172,144	$210,409
Translation adjustment	218	7,473
Change in fair value of available-for-sale marketable securities, net of deferred taxes	15,201	(4,842)
Comprehensive income	$187,563	$213,040

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 26, 2010

Net sales	$142,316	$74,310	$447,225	$64,914	$728,765
Operating income	$62,759	$32,146	$88,548	$18,590	$202,043
Income before taxes	$55,650	$28,616	$62,419	$17,724	$164,409

13-Weeks Ended June 27, 2009

Net sales	$108,009	$60,198	$436,718	$64,179	$669,104
Operating income	$50,416	$21,342	$106,712	$20,682	$199,152
Income before taxes	$51,255	$21,722	$105,474	$21,390	$199,841

26-Weeks Ended June 26, 2010

Net sales	$245,052	$115,625	$668,149	$131,007	$1,159,833
Operating income	$101,327	$41,075	$105,530	$37,459	$285,391
Income before taxes	$86,815	$35,244	$52,163	$35,710	$209,932

26-Weeks Ended June 27, 2009

Net sales	$188,013	$98,215	$696,304	$123,271	$1,105,803
Operating income	$78,920	$31,914	$111,318	$34,959	$257,111
Income before taxes	$78,915	$31,444	$114,632	$34,773	$259,764

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 26, 2010 and June 27, 2009:

	Americas	Asia	Europe	Total
June 26, 2010
Net sales to external customers	$696,120	$91,681	$372,032	$1,159,833
Property and equipment, net	$231,064	$146,087	$49,654	$426,805

June 27, 2009
Net sales to external customers	$701,603	$64,026	$340,174	$1,105,803
Property and equipment, net	$228,976	$159,931	$54,119	$443,026

7.	Warranty Reserves

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

	13-Weeks Ended
	June 26,	June 27,
	2010	2009

Balance - beginning of the period	$58,814	$68,847
Change in accrual for products sold in prior periods	$(21,000)	-
Accrual for products sold during the period	15,705	31,106
Expenditures	(12,074)	(19,985)
Balance - end of the period	$41,445	$79,968

	26-Weeks Ended
	June 26,	June 27,
	2010	2009

Balance - beginning of the period	$87,424	$87,408
Change in accrual for products sold in prior periods	$(42,776)	-
Accrual for products sold during the period	30,618	49,621
Expenditures	(33,821)	(57,061)
Balance - end of the period	$41,445	$79,968

The 13-weeks and 26-weeks ended June 26, 2010 include the effect of a refinement in the estimated warranty reserve which decreased the accrual for the periods by $21,000 and $42,776, respectively.

8.	Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $70,142 over the next 5 years.

9.     Income Taxes

Our earnings before taxes decreased 18% when compared to the same quarter in 2009, and our income tax expense decreased by $8,377 or 22%, to $29,593, for the 13-week period ended June 26, 2010, from $37,970 for the 13-week period ended June 27, 2009, due to our earnings before taxes decline.  The effective tax rate was 18.0% for both the 13-weeks and 26-weeks ended June 26, 2010 and 19.0% for the 13-weeks and 26-weeks ended June 27, 2009.   The slight decrease is due to the mix of income by tax jurisdiction.  We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our parent company based on its intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to generate a relatively low tax rate.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of June 26, 2010
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$590,260	$590,260	$-	$-
Failed Auction rate securities	64,546	-	-	64,546

Total	$654,806	$590,260	$-	$64,546

	Fair Value Measurements as
	of December 26, 2009
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$695,795	$695,795	$-	$-
Failed Auction rate securities	70,252	-	-	70,252

Total	$766,047	$695,795	$-	$70,252

All Level 3 investments have been in a continuous unrealized loss position for 12 months or longer.  However, it is the Company’s intent to hold these securities until they recover their value.  For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, the ASC requires a reconciliation of the beginning and ending balances, separately for each major category of assets.  The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	26-Weeks Ended
	June 26, 2010	June 26, 2010

Beginning balance of auction rate securities	$70,558	$70,252
Total unrealized gains included in other comprehensive income	3,988	4,844
Sales out of Level 3	(10,000)	(10,550)
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$64,546	$64,546

The following is a summary of the company’s marketable securities classified as available-for-sale securities at June 26, 2010:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$423,312	$7,866	$(343)	$-	$430,835
Auction Rate Securities	81,150	-	(16,604)	-	$64,546
Obligations of states and political subdivisions	95,981	1,407	(42)	-	$97,346
U.S. corporate bonds	38,597	1,001	(290)	(1,274)	$38,034
Other	23,810	372	(137)	-	$24,045
Total	$662,850	$10,646	$(17,416)	$(1,274)	$654,806

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 26, 2009:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$515,200	$2,682	$(4,674)	$-	$513,208
Auction Rate Securities	91,700	-	(21,448)	-	$70,252
Obligations of states and political subdivisions	112,419	908	(181)	-	$113,146
U.S. corporate bonds	35,883	768	(701)	(1,274)	$34,676
Other	33,903	1,070	(208)	-	$34,765
Total	$789,105	$5,428	$(27,212)	$(1,274)	$766,047

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at June 26, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2010)	$18,535	$18,622
Due after one year through five years (2011-2015)	182,853	183,659
Due after five years through ten years (2016-2020)	181,957	184,147
Due after ten years (2021 and thereafter)	263,811	252,320
Other (No contractual maturity dates)	15,694	16,058
	$662,850	$654,806

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

12.  Subsequent Events

Subsequent to quarter end, the Company completed the redomestication of its headquarters to Switzerland from the Cayman Islands.  The redomestication is not expected to have a significant impact on the Company’s financial statements.

Subsequent to quarter end, the Company repurchased 3,000,000 shares pursuant to the Rule 10b5-1 plan adopted on March 24, 2010.  There remains approximately $111,637 available for repurchase under the authorization.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 26, 2010	June 27, 2009

Net sales	100.0%	100.0%
Cost of goods sold	46.3%	47.4%
Gross profit	53.7%	52.6%
Advertising	5.8%	5.1%
Selling, general and administrative	10.1%	9.3%
Research and development	10.1%	8.4%
Total operating expenses	26.0%	22.8%
Operating income	27.7%	29.8%
Other income (expense), net	-5.2%	0.1%
Income before income taxes	22.5%	29.9%
Provision for income taxes	4.0%	5.7%
Net income	18.5%	24.2%

	26-Weeks Ended
	June 26, 2010	June 27, 2009

Net sales	100.0%	100.0%
Cost of goods sold	46.3%	50.5%
Gross profit	53.7%	49.5%
Advertising	5.2%	5.2%
Selling, general and administrative	12.2%	11.0%
Research and development	11.7%	10.1%
Total operating expenses	29.1%	26.3%
Operating income	24.6%	23.2%
Other income (expense), net	-6.5%	0.2%
Income before income taxes	18.1%	23.4%
Provision for income taxes	3.3%	4.4%
Net income	14.8%	19.0%

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

	Reportable Segments
	Outdoor/		Auto/
	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 26, 2010

Net sales	$142,316	$74,310	$447,225	$64,914	$728,765
Operating income	$62,759	$32,146	$88,548	$18,590	$202,043
Income before taxes	$55,650	$28,616	$62,419	$17,724	$164,409

13-Weeks Ended June 27, 2009

Net sales	$108,009	$60,198	$436,718	$64,179	$669,104
Operating income	$50,416	$21,342	$106,712	$20,682	$199,152
Income before taxes	$51,255	$21,722	$105,474	$21,390	$199,841

26-Weeks Ended June 26, 2010

Net sales	$245,052	$115,625	$668,149	$131,007	$1,159,833
Operating income	$101,327	$41,075	$105,530	$37,459	$285,391
Income before taxes	$86,815	$35,244	$52,163	$35,710	$209,932

26-Weeks Ended June 27, 2009

Net sales	$188,013	$98,215	$696,304	$123,271	$1,105,803
Operating income	$78,920	$31,914	$111,318	$34,959	$257,111
Income before taxes	$78,915	$31,444	$114,632	$34,773	$259,764

Comparison of 13-Weeks Ended June 26, 2010 and June 27, 2009
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$142,316	19.5%	$108,009	16.1%	$34,307	31.8%
Marine	74,310	10.2%	60,198	9.0%	14,112	23.4%
Automotive/Mobile	447,225	61.4%	436,718	65.3%	10,507	2.4%
Aviation	64,914	8.9%	64,179	9.6%	735	1.1%
Total	$728,765	100.0%	$669,104	100.0%	$59,661	8.9%

Net sales increased 8.9% for the 13-week period ended June 26, 2010 when compared to the year-ago quarter.  The increase occurred across all segments with the greatest increase in the outdoor/fitness segment, as well as marine.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 65.3% in the second quarter of 2009 to 61.4% in the second quarter of 2010.

Total unit sales increased 8% to 4,001,000 in the second quarter of 2010 from 3,715,000 in the same period of 2009.   The improved unit sales volume in the second quarter of fiscal 2010 was attributable to increasing volumes across all segments with the greatest percentage increases occurring in outdoor/fitness and aviation.

Automotive/mobile segment revenue increased 2.4% from the year-ago quarter, as volumes increased 4% and the average selling price declined 1%.  Volume gains in the segment were due primarily to growth in our mobile handset and OEM business.  Revenues in our outdoor/fitness segment increased 31.8% from the year-ago quarter on the strength of recent product introductions and ongoing penetration in the segment.  Marine revenues increased 23.4% from the year-ago quarter as the industry has begun to recover and the Company has gained market share.  Aviation revenues increased 1.1% from the year-ago quarter due to gains in retrofit and portable products.

Gross Profit

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$91,763	64.5%	$73,215	67.8%	$18,548	25.3%
Marine	49,108	66.1%	35,780	59.4%	13,328	37.2%
Automotive/Mobile	205,336	45.9%	195,075	44.7%	10,261	5.3%
Aviation	45,445	70.0%	47,544	74.1%	(2,099)	-4.4%
Total	$391,652	53.7%	$351,614	52.6%	$40,038	11.4%

Gross profit dollars in the second quarter of 2010 increased 11.4% while gross profit margin increased 110 basis points compared to the second quarter of 2009.  Gross margins were positively impacted by 290 basis points due to a $21.0 million warranty adjustment related to further refinement in the estimated warranty reserve.  This adjustment impacted all segments with the consumer segments including automotive/mobile, outdoor/fitness and marine having the largest benefits.

The automotive/mobile segment’s margin increased 120 basis points as a decrease in per unit cost including the warranty benefit was only partially offset by a slight average selling price reduction.  The impact to total company gross margin of the automotive/mobile segment declined to 52.4% of total gross margin from 55.5% in the year-ago quarter.  The Company also benefited from increased margins in the marine segment due the product mix shifting toward higher margin units including chartplotters and networked solutions.  Aviation and outdoor/fitness gross margins decreased 410 basis points and 330 basis points, respectively, from the year-ago quarter.

Advertising Expense

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$7,483	5.3%	$6,133	5.7%	$1,350	22.0%
Marine	3,349	4.5%	3,253	5.4%	96	2.9%
Automotive/Mobile	30,658	6.9%	23,520	5.4%	7,138	30.4%
Aviation	950	1.5%	1,117	1.7%	(167)	-14.9%
Total	$42,440	5.8%	$34,023	5.1%	$8,417	24.7%

Advertising expense increased both as a percentage of sales and in absolute dollars when compared with the year-ago period.  As a percent of sales, advertising expenses increased to 5.8% in the second quarter of 2010 compared to 5.1% in second quarter of 2009.  The increase was driven by mobile handset specific advertising in the automotive/mobile segment.  Advertising as a percentage of sales decreased in all other segments with revenue growth outpacing expense growth in outdoor/fitness and marine while absolute spending decreased in aviation.

Selling, General and Administrative Expense

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$14,190	10.0%	$10,834	10.0%	$3,356	31.0%
Marine	7,674	10.3%	5,797	9.6%	1,877	32.4%
Automotive/Mobile	48,429	10.8%	40,016	9.2%	8,413	21.0%
Aviation	3,539	5.5%	5,539	8.6%	(2,000)	-36.1%
Total	$73,832	10.1%	$62,186	9.3%	$11,646	18.7%

Selling, general and administrative expense increased both in absolute dollars and as a percentage of sales compared to the year-ago quarter.  As a percent of sales, selling, general and administrative expenses increased from 9.3% of sales in the second quarter of 2009 to 10.1% of sales in the second quarter of 2010.  The expense increase was primarily driven by fees associated with the Swiss redomestication, as well as growth in product support and information technology.

Research and Development Expense

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$7,331	5.2%	$5,832	5.4%	$1,499	25.7%
Marine	5,939	8.0%	5,388	9.0%	551	10.2%
Automotive/Mobile	37,701	8.4%	24,827	5.7%	12,874	51.9%
Aviation	22,366	34.5%	20,206	31.5%	2,160	10.7%
Total	$73,337	10.1%	$56,253	8.4%	$17,084	30.4%

Research and development expense increased 30.4% due to ongoing development activities for new products and the addition of over 500 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation including the mobile handset initiative.   Research and development costs increased $17.1 million when compared with the year-ago quarter representing a 170 basis point increase as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	13-weeks ended June 26, 2010		13-weeks ended June 27, 2009		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$62,759	44.1%	$50,416	46.7%	$12,343	24.5%
Marine	32,146	43.3%	21,342	35.5%	10,804	50.6%
Automotive/Mobile	88,548	19.8%	106,712	24.4%	(18,164)	-17.0%
Aviation	18,590	28.6%	20,682	32.2%	(2,092)	-10.1%
Total	$202,043	27.7%	$199,152	29.8%	$2,891	1.5%

Operating income increased 1.5% in absolute dollars but declined 210 basis points as a percent of revenue when compared to the second quarter of 2009.  Revenue growth and improved gross margins were substantially offset by growth in all operating expense categories.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 26, 2010	June 27, 2009
Interest Income	$5,791	$5,190
Foreign Currency Exchange	(43,605)	(4,836)
Other	180	335
Total	$(37,634)	$689

The average interest rate return on cash and investments during the second quarter of 2010 was 1.2% compared to 1.5% during the same quarter of 2009.  The increase in interest income is attributable to increasing cash balances offset by decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark, Garmin Sweden and Garmin Polska.  As these entities have grown, Euro currency moves generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar and Polish Zloty are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia and Garmin Polska respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $43.6 million currency loss in the second quarter of 2010 was due to the strengthening of the U.S. Dollar compared to the Euro.  The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed a slight gain.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of EUR denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the USD denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the second quarter of 2010, the U.S. Dollar strengthened 7.9% and weakened 0.6%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $46.6 million.  In addition, the U.S. Dollar strengthened 0.5% against the Taiwan Dollar, resulting in a $3.4 million gain.  The remaining net currency loss of $0.4 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 18% when compared to the same quarter in 2009, and our income tax expense decreased similarly by $8.4 million or 22%, to $29.6 million, for the 13-week period ended June 26, 2010, from $38.0 million for the 13-week period ended June 27, 2009.  The effective tax rate was 18.0% in the second quarter of 2010 and 19.0% in the second quarter of 2009.   The slight decrease is due to the mix of income by tax jurisdiction.

Net Income

As a result of the above, net income decreased 17% for the 13-week period ended June 26, 2010 to $134.8 million compared to $161.9 million for the 13-week period ended June 27, 2009.

Comparison of 26-Weeks Ended June 26, 2010 and June 27, 2009
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$245,052	21.1%	$188,013	17.0%	$57,039	30.3%
Marine	115,625	10.0%	98,215	8.9%	17,410	17.7%
Automotive/Mobile	668,149	57.6%	696,304	63.0%	(28,155)	-4.0%
Aviation	131,007	11.3%	123,271	11.1%	7,736	6.3%
Total	$1,159,833	100.0%	$1,105,803	100.0%	$54,030	4.9%

Net sales increased 4.9% for the 26-week period ended June 26, 2010 when compared to the year-ago period.  The increase occurred across all segments excluding automotive/mobile with the greatest increase in the outdoor/fitness segment, as well as marine.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 63.0% in the first half of 2009 to 57.6% in the first half of 2010.

Total unit sales were flat at 6,138,000 in the first half of 2010 compared to 6,132,000 in the same period of 2009.   The flat unit sales volume in the first half of fiscal 2010 was attributable to increasing volumes in the outdoor/fitness, marine and aviation segments offset by a first quarter decline in automotive/mobile units as excess retail inventory cleared the channel.

Automotive/mobile segment revenue declined 4.0% from the year-ago period, as the average selling price increased slightly but volumes declined 6%.   Outdoor/fitness segment revenue increased 30.3% on the strength of recent product introductions and ongoing global penetration.  Marine revenues increased 17.7% due to industry recovery and market share gains.  Aviation revenues increased 6.3% as the industry has begun to recover from the weak macroeconomic conditions of 2009.

Gross Profit

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$157,325	64.2%	$121,639	64.7%	$35,686	29.3%
Marine	73,338	63.4%	58,658	59.7%	14,680	25.0%
Automotive/Mobile	300,110	44.9%	279,258	40.1%	20,852	7.5%
Aviation	91,788	70.1%	88,054	71.4%	3,734	4.2%
Total	$622,561	53.7%	$547,609	49.5%	$74,952	13.7%

Gross profit dollars in the first half of 2010 increased 13.7% while gross profit margin percentage increased 420 basis points over the same period of the previous year.  First half gross profit margins increased in the automotive/mobile and marine segments while decreasing slightly in the outdoor/fitness and aviation segments, when compared to the same period in 2009.  Gross margins were positively impacted by 370 basis points due to a $42.8 million warranty adjustment related to further refinement in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor/fitness and marine having the largest benefits.

The automotive/mobile segment gross profit margin percentage increase of 480 basis points was driven by a decrease in per unit costs including the warranty benefit and a slight increase in the average selling price.   The impact to total company gross margin of the automotive/mobile segment declined to 48.2% of total gross margin from 51.0% in the first half of 2009.  Gross profit margin percentage for marine increased 370 basis points compared to the first half of 2009 due to product mix shifting toward higher margin units.  Gross profit dollars for outdoor/fitness increased by 29.3% to $157.3 million due to strong revenue growth in the segment.

Advertising Expense

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$11,290	4.6%	$8,830	4.7%	$2,460	27.9%
Marine	5,774	5.0%	4,999	5.1%	775	15.5%
Automotive/Mobile	40,570	6.1%	41,182	5.9%	(612)	-1.5%
Aviation	2,207	1.7%	2,237	1.8%	(30)	-1.3%
Total	$59,841	5.2%	$57,248	5.2%	$2,593	4.5%

Advertising expense increased 4.5% in absolute dollars while holding flat as a percentage of sales when compared with the year-ago period.  As a percent of sales, advertising expenses were steady at 5.2% in the first half of 2009 and 2010.  The increase in advertising was driven by the outdoor/fitness and marine segments where we continue to invest for growth and are seeing comparable increases in sales.  The automotive/mobile segment advertising decline represents reduced cooperative advertising paid to our retail partners offset by mobile handset specific advertising.

Selling, General and Administrative Expenses

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$30,405	12.4%	$22,232	11.8%	$8,173	36.8%
Marine	14,662	12.7%	11,178	11.4%	3,484	31.2%
Automotive/Mobile	87,651	13.1%	77,051	11.1%	10,600	13.8%
Aviation	8,791	6.7%	11,502	9.3%	(2,711)	-23.6%
Total	$141,509	12.2%	$121,963	11.0%	$19,546	16.0%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of sales compared to the year-ago.  As a percent of sales, selling, general and administrative expenses increased from 11.0% of sales in the first half of 2009 to 12.2% of sales in the first half of 2010. The expense increase was primarily driven by fees associated with the Swiss redomestication, as well as growth in product support and information technology.

Research and Development Expense

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$14,303	5.8%	$11,657	6.2%	$2,646	22.7%
Marine	11,827	10.2%	10,567	10.8%	1,260	11.9%
Automotive/Mobile	66,359	9.9%	49,707	7.1%	16,652	33.5%
Aviation	43,331	33.1%	39,356	31.9%	3,975	10.1%
Total	$135,820	11.7%	$111,287	10.1%	$24,533	22.0%

Research and development expense increased 22.0% due to ongoing development activities for new products, and the addition of over 500 new engineering personnel to our staff during the period as a result of our continued emphasis on product innovation including the mobile handset initiative.   Research and development costs increased $24.5 million when compared with the year-ago period and increased 160 basis points as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	26-weeks ended June 26, 2010		26-weeks ended June 27, 2009		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$101,327	41.3%	$78,920	42.0%	$22,407	28.4%
Marine	41,075	35.5%	31,914	32.5%	9,161	28.7%
Automotive/Mobile	105,530	15.8%	111,318	16.0%	(5,788)	-5.2%
Aviation	37,459	28.6%	34,959	28.4%	2,500	7.2%
Total	$285,391	24.6%	$257,111	23.3%	$28,280	11.0%

Operating income increased 130 basis points as a percent of revenue and 11.0% in absolute dollars when compared to the year-ago period as revenue growth and gross margin improvements were partially offset by increased operating expenses.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 26, 2010	June 27, 2009
Interest Income	$12,669	$10,286
Foreign Currency Exchange	$(90,141)	(7,274)
Other	$2,013	(359)
Total	$(75,459)	$2,653

The average taxable equivalent interest rate return on invested cash during the first half of 2010 was 1.4% compared to 1.6% during the same period of 2009.  The increase in interest income is attributable to increasing cash balances offset by decreasing interest rates.

The majority of the $90.1 million currency loss in the first half of 2010 was due to the strengthening of the U.S. Dollar compared to the Euro.  The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed a loss as well.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of EUR denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the USD denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the first half of 2010, the U.S. Dollar strengthened 14.3% and 6.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $85.7 million.  In addition, the U.S. Dollar weakened 0.7% against the Taiwan Dollar, resulting in a $5.7 million loss.  The remaining net currency gain of $1.3 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 19.2% when compared to the same period in 2009, and our income tax expense decreased similarly by $11.6 million or 23.4%, to $37.8 million, for the 26-week period ended June 26, 2010, from $49.4 million for the 26-week period ended June 27, 2009.  The effective tax rate was 18.0% in the first half of 2010 and 19.0% in the first half of 2009.    The slight decrease is due to the mix of income by tax jurisdiction.

Net Income

As a result of the above, net income decreased 18.2% for the 26-week period ended June 26, 2010 to $172.1 million compared to $210.4 million for the 26-week period ended June 27, 2009.

Liquidity and Capital Resources

Net cash generated by operating activities was $381.9 million for the 26-week period ended June 26, 2010 compared to $555.7 million for the 26-week period ended June 27, 2009. Primary drivers of the cash generation included $172.1 million of net income with non-cash adjustments for depreciation/amortization of $51.6 million, foreign currency losses of $47.9 million and stock compensation expense of $19.1 million, $364.4 million related to accounts receivable collections due to seasonality and $37.4 million of revenue recorded but deferred due to revenue recognition policies.  This cash generation was offset by uses of cash including $52.2 million reduction in accounts payable due to seasonality, $193.7 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and a $64.3 million increase in inventories following a low inventory level exiting 2009.

Cash flow provided by investing activities during the 26-week period ending June 26, 2010 was $104.9 million.  Cash flow provided by investing activities principally related to the net redemption of $125.3 million of fixed income securities associated with the investment of our on-hand cash balances offset by $13.2 million in capital expenditures primarily related to business operation and maintenance activities, and the purchase of intangible assets for $8.2 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the first half of 2010 was 1.4%

Net cash used in financing activities during the period was $376.1 million resulting from the use of $299.1 million for payment of our declared dividend and $84.3 million for stock repurchased under our stock repurchase plan, offset by $7.3 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

In the second half of 2010, we will use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $70.1 million over the next 5 years.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.    In accordance with the Accounting Standards Code, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the reporting currency of Garmin Ltd.    Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities.   The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive income/(loss) in the accompanying condensed consolidated balance sheets.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling.   The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all European subsidiaries excluding Garmin Danmark, Garmin Sweden and Garmin Polska.  As these entities have grown, Euro currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar and Polish Zloty are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia and Garmin Polska respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

Interest  Rate Risk

As of June 26, 2010, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 26, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 26, 2010 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681 (“the‘681 Patent”). Garmin believes that none of Garmin’s products infringe either of these patents. Garmin has filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent. Garmin has also moved the District Court in Düsseldorf to stay Pioneer’s infringement proceedings until the German Federal Patent Court in Munich resolves Garmin’s invalidity proceedings. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

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

On February 8, 2010, Nazomi Communications, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin Corporation, Garmin International, Inc., and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 7,080,362 (“the ’362 patent”) and U.S. Patent No. 7,225,436 (“the ’436 patent”). Garmin believes the ’362 patent and the ’436 patent are not infringed. On April 27, 2010, ARM Ltd., the designer of the accused hardware, filed a Motion to Intervene and a Motion to Transfer the case to the Northern District of California. On June 21, 2010, the court granted ARM Ltd.’s motion to intervene and denied its motion to transfer without prejudice. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its Answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is not infringed and/or invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

WebMap Technologies LLC v. City Accomodations Network, Inc., Citysearch, LLC, Expedia, Inc., IAC/Interactivecorp, Google, Inc., The Washington Post Company, Travelocity.com, LP, Tripadvisor LLC, Yahoo! Inc., Yelp! Inc., Zagat Survey, LLC, Garmin International, Inc., Garmin Ltd., Garmin USA, Inc., Globalmotion Media Inc., Gusto, LLC, Gusto.com, Inc., Gusto.com, LLC, Mapmyfitness, Inc., Mashup Technologies, LLC, The New York Times Company, Nike, Inc., TomTom International BV, TomTom, Inc. a/k/a TomTom Navigation, Inc., TomTom NV, and Youmu, Inc.

On June 10, 2010, in its Fourth Amended Complaint, WebMap Technologies LLC added Garmin International, Inc., Garmin Ltd., and Garmin USA, Inc. along with several codefendants, to a suit it previously filed in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 6,772,142 (“the ‘142 patent”).  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position,  Garmin believes that each claim of the ‘142 patent is not infringed and/or invalid and intends to vigorously defend this action.

Bandspeed, Inc. v. Acer, Inc., Acer American Corporation,  Belkin International, Inc., Belkin,Inc., Casio Computer Co., Ltd., Xasio Hitachi Mobile CommunicationsCo. Ltd., Xasio America, Inc., Dell Inc., Garmin International, Inc., Garmin USA, Inc., GN Netcom A/S, GN U.S. Inc. a/k/a GN Netcom Inc., Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., HTC Corporation, HTC America, Inc., Huawei Technologies Co. Ltd., Kyocera Corporation, Kyocera International, Inc., Kyocera Communications, Inc., Kyocera Wireless Corporation, Lenovo (United States), Inc., LG Electronics, Inc., LG Electronics U.S.A. Inc., LG  Electronics Mobilecomm U.S.A. Inc., Motorola, Inc., Nokia Corporation, Nokia Inc., Pantech Wireless, Inc. Plantronics, inc., Research in Motion Ltd., Research in Motion Corporation, Samsung Telecommunications America, LLC, TomTom International B.V., TomTom, Inc., Toshiba Corporation, Toshiba America information Systems, Inc., and Toshiba America, Inc.

On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). Garmin believes that each claim of the ‘418 patent and the ‘614 patent is not infringed and/or invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Washington Research Foundation v. Silicon Laboratories Inc., Apple Inc., Garmin Ltd., Garmin International, Inc., iRiver, Ltd., iRiver Inc., Sandisk Corporation, Avnet, Inc., Pantech Co., Ltd., Pantech & Curitel Communications, Inc., and Pantech Wireless, Inc.

On July 23, 2010, in its Amended Complaint, Washington Research Foundation added Garmin Ltd. and Garmin International, Inc. along with several codefendants, to a suit it previously filed in the United States District Court for the District of Washington alleging infringement of U.S. Patent No. 5,937,341 (“the ’341 patent”) and U.S. Patent No. 7,606,542 (“the ’542 patent”).  Garmin’s chip supplier, Silicon Laboratories Inc. is also a named defendant and has agreed to indemnify Garmin for these claims.  Garmin believes that each of the asserted claims of the ’341 patent and the ‘542 patent is not infringed and/or invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Our financial results are highly dependent on the automotive/mobile segment, which represented approximately 70% of our revenues in 2009 and may be maturing leading to lesser growth than we have experienced in the past.

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

Gross margins on our automotive/mobile products were declining prior to 2009 and are expected to continue to decline during 2010 due to price reductions in the increasingly competitive market for personal navigation devices (PNDs) that are not offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes.  In particular, the average selling prices of a specific product tend to decrease over that product’s life.  To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices.  However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future.  To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

●
If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

●
Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses.  These higher costs could lower our profit margins.  Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

●
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

There is uncertainty as to our shareholders’ ability to enforce certain foreign civil liabilities in Switzerland and Taiwan.

We are a Swiss company and a substantial portion of our assets are located outside the United States, particularly in Taiwan.  As a result, it may be difficult to effect service of process within the United States upon us.  In addition, there is uncertainty as to whether the courts of Switzerland or Taiwan would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Switzerland or Taiwan against us predicated upon the securities laws of the United States or any state thereof.

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

On June 27, 2010 we completed the redomestication of the place of our incorporation from the Cayman Islands to Switzerland (the “Redomestication”).  As a result of increased shareholder approval requirements under Swiss law, we have less flexibility than we previously had as a Cayman Islands company with respect to certain aspects of capital management.

Swiss law allows our shareholders acting at a shareholders’ meeting to authorize share capital that can be issued by the board of directors without approval of a shareholders’ meeting, but this authorization is limited to 50% of the existing registered share capital and must be renewed by a shareholders’ meeting every two years. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law does not provide as much flexibility as Cayman Islands law in the various terms that can attach to different classes of shares either. For example, while the board of directors of a Cayman Islands company can authorize the issuance of preferred stock without shareholder approval, we will not be able to issue preferred stock without the approval of 66 2/3% of the votes represented and a majority of the par value of the shares represented at a general meeting of our shareholders. Swiss law also reserves for approval by shareholders many corporate actions over which  our board of directors previously had authority under Cayman Islands law. For example, dividends must be approved by shareholders at the general meeting of our shareholders.

The par value of our shares is higher following the Redomestication.  As a result,  we have less flexibility than we previously had as a Cayman Islands company with respect to certain aspects of capital management.

The par value of our shares is 10 Swiss francs per share, compared to a par value of $0.005 per share when we were a Cayman Islands company.  Under Swiss law, we may not issue shares below par value. In the event we need to raise equity capital at a time when the trading price of our shares is below the par value of the shares, we will be unable to issue shares. In addition, we will not be able to issue options under our benefits plans with an exercise price below the par value, which would limit the flexibility of our compensation arrangements.

We are subject to various Swiss taxes following the Redomestication.

Although we do not expect Swiss taxes to materially affect our worldwide effective corporate tax rate, we are subject to additional corporate taxes in Switzerland following the Redomestication. Switzerland imposes a corporate federal income tax for holding companies at an effective tax rate of 7.83%, although we should be entitled to a “participation relief” that in most cases will effectively eliminate any Swiss taxation on the profits of our subsidiaries paid by them to us as dividends as well as on capital gains related to the sale of participations. We also are subject to a Swiss issuance stamp tax levied on our share issuances, other than in connection with qualifying restructurings, or increases of our equity at a rate of 1% of the fair market value of the issuance or increase. In addition, we are subject to some other Swiss indirect taxes (e.g., VAT, Swiss issuance stamp tax on certain debt instruments and Swiss securities transfer stamp tax).

As a Swiss company, we are required to declare dividends in Swiss francs and any currency fluctuations between the U.S. dollar and Swiss francs will affect the dollar value of the dividends we pay.

Under Swiss corporate law, we are required to declare dividends, including distributions through a reduction in par value, in Swiss Francs. Dividend payments will be made by our transfer agent in U.S. dollars converted at the applicable exchange rate shortly before the payment date. As a result, shareholders will be exposed to fluctuations in the exchange rate between the date used for purposes of calculating the Swiss Franc amount of any proposed dividend or par value reduction and the relevant payment date, which will be determined by the shareholders’ meeting.

We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

If we are unable to make distributions, if any, through a reduction of par value or, after January 1, 2011, subject to the adoption of implementing regulations, to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we unable to make a distribution through a reduction in par value or, after January 1, 2011, subject to the adoption of implementing regulations, to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

Under present Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. Beginning on January 1, 2011, subject to the adoption of implementing regulations, the portion of the repurchase price that is attributed to the qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax either. We may follow a share repurchase process for future share repurchases, if any, similar to a "second trading line" on the Swiss Stock Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2010.    The following table lists the Company’s share purchases during the second quarter of fiscal 2010:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended
June 26, 2010	1,647,306	$31.87	1,647,306	$200,414

Total	1,647,306	$31.87	1,647,306	$200,414

Item 3.   Defaults Upon Senior Securities

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

Dated:   August 4, 2010

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