Form 10-Q
period 2010-09-25
GARMIN LTD
filed 2010-11-03
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
Vorstadt 40/42 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Company's telephone number, including area code:  +41 52 620 1401

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
Large Accelerated Filer  ☑         Accelerated Filer  ☐         Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑

Number of shares outstanding as of October 29, 2010
Registered Shares, CHF 10.00 par value:  193,429,075

Garmin Ltd.
Form 10-Q
Quarter Ended September 25, 2010

Table of Contents

Garmin Ltd.
Form 10-Q
Quarter Ended September 25, 2010

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

The results of operations for the 13-week and 39-week periods ended September 25, 2010 are not necessarily indicative of the results to be expected for the full year 2010.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited) Sept 25, 2010	December 26, 2009
Assets
Current assets:
Cash and cash equivalents	$1,235,965	$1,091,581
Marketable securities	21,920	19,583
Accounts receivable, net	524,924	874,110
Inventories, net	494,354	309,938
Deferred income taxes	58,428	59,189
Prepaid expenses and other current assets	35,807	39,470

Total current assets	2,371,398	2,393,871

Property and equipment, net	427,856	441,338

Marketable securities	639,118	746,464
Restricted cash	956	2,047
Licensing agreements, net	2,059	15,400
Noncurrent deferred income tax	20,499	20,498
Other intangible assets, net	196,132	206,256

Total assets	$3,658,018	$3,825,874

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$194,894	$203,388
Salaries and benefits payable	37,299	45,236
Accrued warranty costs	44,023	87,424
Accrued sales program costs	57,557	119,150
Deferred revenue	61,731	27,910
Accrued advertising expense	19,505	34,146
Other accrued expenses	111,559	143,568
Income taxes payable	42,959	22,846

Total current liabilities	569,527	683,668

Deferred income taxes	11,255	10,170
Non-current income taxes	154,853	255,748
Non-current deferred revenue	70,716	38,574
Other liabilities	1,418	1,267

Stockholders' equity:
Shares, CHF 10.00 par value, 2,080,774,180 shares authorized, 207,563,000 shares issued and 193,371,000 shares outstanding at September 25, 2010; Common stock, $.005 par value, 1,000,000,000 shares authorized, 200,274,000 shares issued and outstanding at December 25, 2009	1,792,768	1,001
Additional paid-in capital	11,673	32,221
Treasury stock (4,192,000 shares at cost)	(123,563)	-
Retained earnings	1,136,374	2,816,607
Accumulated other comprehensive income/(loss)	32,997	(13,382)

Total stockholders' equity	2,850,249	2,836,447
Total liabilities and stockholders' equity	$3,658,018	$3,825,874

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 25,	Sept 26,	Sept 25,	Sept 26,
	2010	2009	2010	2009

Net sales	$692,364	$781,254	$1,852,196	$1,887,057

Cost of goods sold	348,344	371,512	885,615	929,706

Gross profit	344,020	409,742	966,581	957,351

Advertising expense	41,002	45,853	100,843	103,101
Selling, general and administrative expense	66,869	71,499	208,379	193,461
Research and development expense	69,512	55,507	205,332	166,795
Total operating expense	177,383	172,859	514,554	463,357

Operating income	166,637	236,883	452,027	493,994

Interest income	5,695	6,360	18,364	16,646
Foreign currency gains (losses)	35,527	11,752	(54,614)	4,478
Other	3,057	1,684	5,071	1,325
Total other income (expense)	44,279	19,796	(31,179)	22,449

Income before income taxes	210,916	256,679	420,848	516,443

Income tax provision (benefit)	(68,636)	41,546	(30,848)	90,901

Net income	$279,552	$215,133	$451,696	$425,542

Net income per share:
Basic	$1.44	$1.07	$2.28	$2.12
Diluted	$1.43	$1.07	$2.27	$2.12

Weighted average common shares outstanding:
Basic	194,482	200,546	197,785	200,398
Diluted	195,305	201,599	198,891	201,038

Cash dividends declared per common share		$0.75	$1.50	$0.75

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	Sept 25,	Sept 26,
	2010	2009
Operating Activities:
Net income	$451,696	$425,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,755	39,945
Amortization	32,471	25,945
Loss/(Gain) on sale of property and equipment	34	(6)
Provision for doubtful accounts	(3,104)	3,191
Deferred income taxes	260	(1,083)
Foreign currency transaction losses/(gains)	38,635	(26,936)
Provision for obsolete and slow moving inventories	14,406	17,309
Stock compensation expense	29,412	31,502
Realized losses/(gains) on marketable securities	1,022	110
Changes in operating assets and liabilities:
Accounts receivable	351,225	178,281
Inventories	(196,270)	43,340
Other current assets	13,964	(22,827)
Accounts payable	(13,051)	22,618
Other current and non-current liabilities	(261,132)	87,216
Deferred revenue	65,552	-
Income taxes payable	24,383	28,198
Purchase of licenses	(3,043)	(3,790)
Net cash provided by operating activities	586,215	848,555

Investing activities:
Purchases of property and equipment	(22,983)	(35,441)
Proceeds from sale of property and equipment	-	(7)
Purchase of intangible assets	(7,891)	(7,461)
Purchase of marketable securities	(413,312)	(626,155)
Redemption of marketable securities	534,500	110,751
Change in restricted cash	1,091	(103)
Net cash provided by/(used in) investing activities	91,405	(558,416)

Financing activities:
Proceeds from issuance of common stock from exercise of stock options	6,369	1,688
Proceeds from issuance of common stock from stock purchase plan	-	3,712
Stock repurchase	(223,378)	(1,908)
Dividends paid	(299,103)	-
Tax benefit related to stock option exercise	2,377	455
Net cash provided by/(used in) financing activities	(513,735)	3,947

Effect of exchange rate changes on cash and cash equivalents	(19,501)	21,342

Net increase in cash and cash equivalents	144,384	315,428
Cash and cash equivalents at beginning of period	1,091,581	696,335
Cash and cash equivalents at end of period	$1,235,965	$1,011,763

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 25, 2010
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 39-week periods ended September 25, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters and year-to-date period ended September 25, 2010 and September 26, 2009 both contain operating results for 13-weeks and 39-weeks for both year-to-date periods, respectively.

2.	Inventories

The components of inventories consist of the following:

	September 25, 2010	December 26, 2009

Raw Materials	$128,175	$80,963
Work-in-process	43,366	32,587
Finished goods	352,399	235,286
Inventory Reserves	(29,586)	(38,898)
Inventory, net of reserves	$494,354	$309,938

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2011.   As of September 25, 2010, the Company had repurchased 7,366,646 shares using cash of $223,149.  There remains approximately $76,851 available for repurchase under this authorization.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 25, 2010	Sept 26, 2009
Numerator:
Numerator for basic and diluted net income per share - net income	$279,552	$215,133

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,482	200,546

Effect of dilutive securities – employee stock options	823	1,053

Denominator for diluted net income per share – adjusted weighted-average common shares	195,305	201,599

Basic net income per share	$1.44	$1.07

Diluted net income per share	$1.43	$1.07

	39-Weeks Ended
	Sept 25, 2010	Sept 26, 2009
Numerator:
Numerator for basic and diluted net income per share - net income	$451,696	$425,542

Denominator:
Denominator for basic net income per share – weighted-average common shares	197,785	200,398

Effect of dilutive securities – employee stock options	1,106	640

Denominator for diluted net income per share – adjusted weighted-average common shares	198,891	201,038

Basic net income per share	$2.28	$2.12

Diluted net income per share	$2.27	$2.12

There were 6,851,107 anti-dilutive options for the 13-week period ended September 25, 2010.   There were 7,097,790 anti-dilutive options for the 13-week period ended September 26, 2009.

There were 6,225,969 anti-dilutive options for the 39-week period ended September 25, 2010.   There were 7,853,062 anti-dilutive options for the 39-week period ended September 26, 2009.

There were 97,369 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended September 25, 2010 with 78,619 issued from treasury stock.  There were 91,501 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended September 26, 2009.

There were 462,657 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 25, 2010 with 78,619 issued from treasury stock.  There were 116,221 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 26, 2009.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	Sept 25, 2010	Sept 26, 2009
Net income	$279,552	$215,133
Translation adjustment	26,020	12,135
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,938	4,255
Comprehensive income	$310,510	$231,523

	39-Weeks Ended
	Sept 25, 2010	Sept 26, 2009
Net income	$451,696	$425,542
Translation adjustment	26,213	19,608
Change in fair value of available-for-sale marketable securities, net of deferred taxes	20,140	(587)
Comprehensive income	$498,049	$444,563

6.	Segment Information

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor/ Fitness	Marine	Auto/ Mobile	Aviation	Total
13-Weeks Ended September 25, 2010

Net sales	$143,985	$46,086	$441,891	$60,402	$692,364
Operating income	$68,158	$15,618	$66,588	$16,273	$166,637
Income before taxes	$76,395	$17,991	$97,770	$18,760	$210,916

13-Weeks Ended September 26, 2009

Net sales	$132,174	$45,426	$545,707	$57,947	$781,254
Operating income	$53,430	$11,783	$160,053	$11,617	$236,883
Income before taxes	$48,527	$13,206	$183,324	$11,622	$256,679

39-Weeks Ended September 25, 2010

Net sales	$389,037	$161,710	$1,110,040	$191,409	$1,852,196
Operating income	$169,485	$56,694	$172,117	$53,731	$452,027
Income before taxes	$163,211	$53,235	$149,932	$54,470	$420,848

39-Weeks Ended September 26, 2009

Net sales	$320,187	$143,641	$1,242,011	$181,218	$1,887,057
Operating income	$132,351	$43,696	$271,370	$46,577	$493,994
Income before taxes	$127,443	$44,649	$297,955	$46,396	$516,443

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 25, 2010 and September 26, 2009:

	Americas	Asia	Europe	Total
September 25, 2010
Net sales to external customers	$1,109,376	$154,594	$588,226	$1,852,196
Property and equipment, net	$232,546	$145,129	$50,181	$427,856

September 26, 2009
Net sales to external customers	$1,204,755	$104,846	$577,456	$1,887,057
Property and equipment, net	$232,859	$157,487	$53,826	$444,172

7.	Warranty Reserves

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

	13-Weeks Ended
	Sept 25, 2010	Sept 26, 2009

Balance - beginning of the period	$41,445	$79,968
Change in accrual for products sold in prior periods	-	-
Accrual for products sold during the period	23,183	49,981
Expenditures	(20,605)	(46,868)
Balance - end of the period	$44,023	$83,081

	39-Weeks Ended
	Sept 25, 2010	Sept 26, 2009

Balance - beginning of the period	$87,424	$87,408
Change in accrual for products sold in prior periods	(42,776)	-
Accrual for products sold during the period	53,801	104,671
Expenditures	(54,426)	(108,998)
Balance - end of the period	$44,023	$83,081

The 39-weeks ended September 25, 2010 include the effect of a refinement in the estimated warranty reserve which decreased the accrual for the period by $42,776.

8.	Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $42,021 over the next 5 years.

9.	Income Taxes

Our earnings before taxes decreased 18% when compared to the same quarter in 2009, and our income tax expense decreased by $110,182, to ($68,636) for the 13-week period ended September 25, 2010, from $41,546 for the 13-week period ended September 26, 2009.  The significant decline was due to the impact of one-time items booked in the current quarter.  The one-time adjustment of ($114,605) includes the release of uncertain tax position reserves from 2006 to 2008 offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 22% and 20% for the 13-weeks and the 39-weeks weeks ended September 25, 2010, respectively, compared to 16% and 18% for the 13-weeks and 39-weeks ended September 26, 2009, respectively.  The increase in the adjusted effective tax rate as compared to the same period in 2009 is largely due to an unfavorable mix of income among taxing jurisdictions.

10.	Fair Value Measurements

The Accounting Standards Codification (ASC) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The ASC classifies the inputs used to measure fair value into the following hierarchy:

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

Fair Value Measurmennts as of September 25, 2010
Total	Level 1	Level 2	Level 3
$613,988	$613,988	-	-
47,050	-	-	47,050
$661,038	$613,988	$-	$47,050

Fair Value Measurements as of December 26, 2009
Total	Level 1	Level 2	Level 3
$695,795	$695,795	-	-
70,252	-	-	70,252
$766,047	$695,795	$-	$70,252

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	13 weeks Ended September 25,	39 weeks Ended September 25,
	2010	2010
Beginning balance of auction rate securities	$64,546	$70,252
Sales in and/or out of Level 3	$(21,650)	$(32,200)
Total unrealized gains/(losses) included in other comprehensive income	$4,154	$8,998
Transfers in and/or out of Level 3	$-	$-
Ending balance of auction rate securities	$47,050	$47,050

The following is a summary of the company’s marketable securities classified as available-for-sale securities at September 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$411,812	$11,304	$(261)	$-	$422,855
Auction Rate Securities	59,499	-	(12,449)	-	47,050
Obligations of states and political subdivisions	98,939	1,611	(116)	-	100,434
U.S. corporate bonds	50,581	1,944	(138)	(1,274)	51,113
Other	38,559	1,027	-	-	39,586
Total	$659,390	$15,886	$(12,964)	$(1,274)	$661,038

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 26, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$515,200	$2,682	$(4,674)	$-	$513,208
Auction Rate Securities	91,700	-	(21,448)	-	70,252
Obligations of states and political subdivisions	112,419	908	(181)	-	113,146
U.S. corporate bonds	35,883	768	(701)	(1,274)	34,676
Other	33,903	1,070	(208)	-	34,765
Total	$789,105	$5,428	$(27,212)	$(1,274)	$766,047

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at September 25, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value

Due in one year or less	$21,804	$21,920
Due after one year through five years	157,757	161,759
Due after five years through ten years	151,573	153,852
Due after ten years	296,913	291,295
Other (No contractual maturity dates)	31,343	32,212
	$659,390	$661,038

11.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  Except for otherwise provided, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in ASC Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 was effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

12.	Redomestication

The redomestication effectively changed the place of incorporation of the ultimate parent holding company of Garmin from the Cayman Islands to Switzerland.

The redomestication involved several steps. On February 9, 2010, Garmin Ltd. (Cayman) formed Garmin Ltd. (Switzerland) as a direct subsidiary. On April 6, 2010, Garmin Ltd. (Cayman) petitioned the Cayman Court to order, among other things, the calling of a meeting of Garmin Ltd. (Cayman) common shareholders to approve a scheme of arrangement. On April 7, 2010, the Cayman Court ordered us to seek shareholder approval of the scheme of arrangement. On May 20, 2010 we obtained the necessary shareholder approval.  On June 4, 2010, a hearing was held by the Cayman Court and at which hearing the Cayman Court was asked to and did approve the scheme of arrangement.  The scheme of arrangement became effective at 3:00 a.m., Cayman Islands time, on Sunday, June 27, 2010 (the “Transaction Time”).

At and shortly following the Transaction Time, the following steps occurred:

1.	all issued and outstanding Garmin Ltd. (Cayman) common shares were transferred to Garmin Ltd. (Switzerland); and

2.
in consideration, Garmin Ltd. (Switzerland) (a) issued registered shares (on a one-for-one basis) to the holders of the Garmin Ltd. (Cayman) common shares that were transferred to Garmin Ltd. (Switzerland), and (b) increased the par value of the 10,000,000 shares of Garmin Ltd. (Switzerland) issued to Garmin Ltd. (Cayman) in connection with the formation of Garmin Ltd. (Switzerland) (the “Formation Shares”) to the same par value as the shares of Garmin Ltd. (Switzerland) issued to the Garmin Ltd. (Cayman) shareholders. The Formation Shares were subsequently transferred by Garmin Ltd. (Cayman) to its subsidiary, Garmin Luxembourg S.à r.l. for future use to satisfy our obligations to deliver shares in connection with awards granted under our equity incentive plans for employees and other general corporate purposes.

As a result of the redomestication, the shareholders of Garmin Ltd. (Cayman) became shareholders of Garmin Ltd. (Switzerland), and Garmin Ltd. (Cayman) became a subsidiary of Garmin Ltd. (Switzerland). In addition, Garmin Ltd. (Switzerland) assumed, on a one-for-one basis, Garmin Ltd. (Cayman)’s existing obligations in connection with awards granted under Garmin Ltd. (Cayman)’s equity incentive plans and other similar equity awards. Any stock options, stock appreciation rights, restricted stock units or performance shares issued by Garmin Ltd. (Cayman) that are convertible, exchangeable or exercisable into common shares of Garmin Ltd. (Cayman) became convertible, exchangeable or exercisable, as the case may be, into registered shares of Garmin Ltd. (Switzerland).

Subsequently on July 26, 2010, Garmin Ltd. (Cayman) relocated its registered office to Switzerland and changed its name to Garmin Switzerland GmbH.  The reported capitalization of the Company also changed to that of Garmin Ltd. (Switzerland).  Accordingly, common stock was increased by $1,791,780 to $1,792,768, and retained earnings was reduced by the same amount.

The general terms of Garmin Ltd. (Switzerland)'s capitalization (rights of shareholders, limitations on dividends, etc.) may be found in the proxy statement and Form 8-A/A registration statement filed with the SEC on April 9, 2010 and June 28, 2010, respectively.

13.	Acquisition

In the third quarter of 2010, Garmin Ltd. acquired MetriGear, Inc., the creator of a pedal-based power solution for cycling.  The acquisition is not considered to be material; therefore supplemental pro forma information is not presented.

14.	Subsequent Event

On October 22, 2010, Garmin Ltd. announced it had acquired Belanor AS, the distributor of Garmin’s consumer products in Norway.  Belanor AS has been renamed Garmin Norge AS.  The acquisition is not considered to be material; therefore supplemental pro forma information will not be presented.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 25, 2010	September 26, 2009

Net sales	100.0%	100.0%
Cost of goods sold	50.3%	47.6%
Gross profit	49.7%	52.4%
Advertising	5.9%	5.9%
Selling, general and administrative	9.7%	9.1%
Research and development	10.0%	7.1%
Total operating expenses	25.6%	22.1%
Operating income	24.1%	30.3%
Other income (expense), net	6.4%	2.5%
Income before income taxes	30.5%	32.8%
Provision for income taxes	-9.9%	5.3%
Net income	40.4%	27.5%

	39-Weeks Ended
	September 25, 2010	September 26, 2009

Net sales	100.0%	100.0%
Cost of goods sold	47.8%	49.3%
Gross profit	52.2%	50.7%
Advertising	5.4%	5.5%
Selling, general and administrative	11.3%	10.2%
Research and development	11.1%	8.8%
Total operating expenses	27.8%	24.5%
Operating income	24.4%	26.2%
Other income (expense), net	-1.7%	1.2%
Income before income taxes	22.7%	27.4%
Provision for income taxes	-1.7%	4.8%
Net income	24.4%	22.6%

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

Comparison of 13-Weeks Ended September 25, 2010 and September 26, 2009
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$143,985	21%	$132,174	17%	$11,811	9%
Marine	46,086	6%	45,426	6%	660	1%
Automotive/Mobile	441,891	64%	545,707	70%	(103,816)	-19%
Aviation	60,402	9%	57,947	7%	2,455	4%
Total	$692,364	100%	$781,254	100%	$(88,890)	-11%

Net sales decreased 11% for the 13-week period ended September 25, 2010 when compared to the year-ago quarter.  The decrease occurred in the automotive/mobile segment and was partially offset by increased revenues in the outdoor/fitness, aviation and marine segments.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 70% in the third quarter of 2009 to 64% in the third quarter of 2010.

Total unit sales decreased 1% to 3,811 in the third quarter of 2010 from 3,866 in the same period of 2009.   The decline in unit sales volume in the third quarter of fiscal 2010 was attributable to decreasing volumes in the auto/mobile segment offset by gains in the remaining segments.  The greatest percentage increase occurred in outdoor/fitness.

Automotive/mobile segment revenue decreased 19% from the year-ago quarter, as volumes decreased 5% and the average selling price (ASP) declined 15% compared to a strong ASP in third quarter 2009.  Volume losses in the segment were driven by increased saturation in the industry and competing technologies.  Revenues in our outdoor/fitness segment increased 9% from the year-ago quarter on the strength of recent product introductions and ongoing penetration in the segment.  Aviation revenues increased 4% from the year-ago quarter due to growth in our OEM business.  Marine revenues increased 1% from the year-ago quarter as the Company has gained market share.

Gross Profit

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$94,519	66%	$82,886	63%	$11,633	14%
Marine	27,765	60%	24,420	54%	3,345	14%
Automotive/Mobile	179,270	41%	263,653	48%	(84,383)	-32%
Aviation	42,466	70%	38,783	67%	3,683	9%
Total	$344,020	50%	$409,742	52%	$(65,722)	-16%

Gross profit dollars in the third quarter of 2010 decreased 16% while gross profit margin decreased 280 basis points compared to the third quarter of 2009 driven by the automotive/mobile segment.  Gross profit dollars and margin improved in all segments excluding automotive/mobile which represented 52% of gross profit in third quarter 2010 compared to 64% of gross profit in third quarter 2009.

The automotive/mobile segment’s margin decreased 770 basis points as average selling price declined 15% and was only slightly offset by unit cost reductions.  The Company benefited from a 640 basis point increase in margins for the marine segment due to the product mix shifting toward higher margin units including chartplotters and networked solutions.  Aviation and outdoor/fitness gross margins increased 340 basis points and 290 basis points, respectively, from the year-ago quarter driven primarily by product mix.

Advertising Expense

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,873	5%	$7,957	6%	$(1,084)	-14%
Marine	2,139	5%	2,810	6%	(671)	-24%
Automotive/Mobile	31,078	7%	34,098	6%	(3,020)	-9%
Aviation	912	2%	988	2%	(76)	-8%
Total	$41,002	6%	$45,853	6%	$(4,851)	-11%

Advertising expense decreased 11% in absolute dollars while remaining stable as a percentage of revenues when compared with the year-ago period.  The decrease in absolute dollars occurred in all segments due to a Company wide effort to reduce spending.  As a percentage of revenues, advertising expenses was 6% in the third quarter of both 2010 and 2009.  This metric decreased in all segments excluding auto/mobile due to the ongoing revenue growth.

Selling, General and Administrative Expense

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$12,915	9%	$15,463	12%	$(2,548)	-16%
Marine	4,615	10%	4,276	9%	339	8%
Automotive/Mobile	46,301	10%	44,185	8%	2,116	5%
Aviation	3,038	5%	7,575	13%	(4,537)	-60%
Total	$66,869	10%	$71,499	9%	$(4,630)	-6%

Selling, general and administrative expense decreased 6% in absolute dollars while increasing slightly as a percentage of revenues compared to the year-ago quarter.  As a percent of revenues, selling, general and administrative expenses increased from 9% of revenues in the third quarter of 2009 to 10% of revenues in the third quarter of 2010.  We have begun to reduce selling, general and administrative costs due to the declining revenue projections.

Research and Development Expense

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$6,573	5%	$6,036	5%	$537	9%
Marine	5,393	12%	5,551	12%	(158)	-3%
Automotive/Mobile	35,303	8%	25,317	5%	9,986	39%
Aviation	22,243	37%	18,603	32%	3,640	20%
Total	$69,512	10%	$55,507	7%	$14,005	25%

Research and development expense increased 25% due to ongoing development activities for new products and the addition of almost 450 new engineering personnel to our staff since the year-ago quarter as a result of our continued emphasis on product innovation including the mobile handset initiative during third quarter.   Research and development costs increased $14.0 million when compared with the year-ago quarter representing a 290 basis point increase as a percent of revenue.

Operating Income

	13-weeks ended September 25, 2010		13-weeks ended September 26, 2009		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$68,158	47%	$53,430	40%	$14,728	28%
Marine	15,618	34%	11,783	26%	3,835	33%
Automotive/Mobile	66,588	15%	160,053	29%	(93,465)	-58%
Aviation	16,273	27%	11,617	20%	4,656	40%
Total	$166,637	24%	$236,883	30%	$(70,246)	-30%

Operating income decreased 30% in absolute dollars and declined 620 basis points as a percent of revenue when compared to the third quarter of 2009.  Revenue declines, falling gross margins and increased research and development costs were only partially offset by reductions in advertising and selling, general and administrative expense.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 25, 2010	September 26, 2009
Interest Income	$5,695	$6,360
Foreign Currency Gains/(Losses)	35,527	11,752
Other	3,057	1,684
Total	$44,279	$19,796

The average interest rate return on cash and investments during the third quarter of 2010 was 1.2% compared to 1.5% during the same quarter of 2009.  The decrease in interest income is attributable to increasing cash balances offset by decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark, Garmin Sweden and Garmin Polska.  As these entities have grown, Euro currency moves generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar, and Polish Zloty are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia, and Garmin Polska respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $35.5 million currency gain in the third quarter of 2010 was due to the weakening of the U.S. Dollar compared to the Euro and other global currencies.  The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed an offsetting loss.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of Euro denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the U.S. Dollar denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the third quarter of 2010, the U.S. Dollar weakened 8.9% and 5.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $48.6 million.  In addition, the U.S. Dollar weakened 2.1% against the Taiwan Dollar, resulting in a $14.0 million loss.  The remaining net currency gain of $0.9 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 18% when compared to the same quarter in 2009, and our income tax expense decreased by $110.2 million, to ($68.6) million for the 13-week period ended September 25, 2010, from $41.5 million for the 13-week period ended September 26, 2009.  The significant decline was due to the impact of one-time items booked in the current quarter.  The one-time items of ($114.6) million include release of uncertain tax position reserves from 2006 to 2008 offset by a settlement for 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 22% for the 13-weeks ended September 25, 2010 compared to 16% for the 13-weeks ended September 26, 2009.  The increase in the adjusted effective tax rate as compared to the same period in 2009 is largely due to an unfavorable mix of income among taxing jurisdictions.

Net Income

As a result of the above, net income increased 30% for the 13-week period ended September 25, 2010 to $279.6 million compared to $215.1 million for the 13-week period ended September 26, 2009.

Comparison of 39-weeks Ended September 25, 2010 and September 26, 2009
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$389,037	21%	$320,187	17%	$68,850	22%
Marine	161,710	9%	143,641	8%	18,069	13%
Automotive/Mobile	1,110,040	60%	1,242,011	66%	(131,971)	-11%
Aviation	191,409	10%	181,218	9%	10,191	6%
Total	$1,852,196	100%	$1,887,057	100%	$(34,861)	-2%

Net sales decreased 2% for the 39-week period ended September 25, 2010 when compared to the year-ago period.  The decrease occurred in automotive/mobile and was partially offset by revenue growth in outdoor/fitness, marine and aviation.  The outdoor/fitness segment experienced the greatest increase at 22%.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 66% in the first three quarters of 2009 to 60% in the first three quarters of 2010.

Total unit sales were nearly flat at 9,953 in the first three quarters of 2010 compared to 9,997 in the same period of 2009.   The flat unit sales volume year-to-date in 2010 was attributable to increasing volumes in the outdoor/fitness, marine and aviation segments offset by a decline in automotive/mobile units due to increased saturation in the segment and competing technologies.

Automotive/mobile segment revenue declined 11% from the year-ago period, as the average selling price and volumes declined 5%, respectively.   Outdoor/fitness segment revenue increased on the strength of recent product introductions and ongoing global penetration.  Marine revenues increased 13% due to product introductions, industry recovery and market share gains.  Aviation revenues increased 6% as the industry has begun to recover from the weak macroeconomic conditions of 2009.

Gross Profit
	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$251,843	65%	$204,526	64%	$47,317	23%
Marine	101,103	63%	83,078	58%	18,025	22%
Automotive/Mobile	479,381	43%	542,910	44%	(63,529)	-12%
Aviation	134,254	70%	126,837	70%	7,417	6%
Total	$966,581	52%	$957,351	51%	$9,230	1%

                Gross profit dollars year-to-date in 2010 increased 1% while gross profit margin percentage increased 150 basis points over the same period of the previous year.  Gross profit margins increased in all segments excluding the automotive/mobile segment when compared to the same period in 2009.  Gross margins in 2010 were positively impacted by 230 basis points due to a $42.8 million warranty adjustment related to further refinement in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor/fitness and marine having the largest benefits.

The automotive/mobile segment gross profit margin percentage decrease of 50 basis points was driven by a 5% decrease in average selling price which was only partially offset by a decline in per unit costs including the warranty benefit.   Total company gross margin of the automotive/mobile segment declined to 50% of total gross margin from 57% in 2009.  Gross profit margin percentage for marine increased 470 basis points compared to 2009 due to product mix shifting toward higher margin units.  Gross profit dollars for outdoor/fitness increased by 23% to $251.8 million due to strong revenue growth in the segment.

Advertising Expense

	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor/Fitness	$18,163	5%	$16,788	5%	$1,375	8%
Marine	7,913	5%	7,808	5%	105	1%
Automotive/Mobile	71,648	6%	75,280	6%	(3,632)	-5%
Aviation	3,119	2%	3,225	2%	(106)	-3%
Total	$100,843	5%	$103,101	5%	$(2,258)	-2%

Advertising expense decreased 2% in absolute dollars and 10 basis points as a percentage of revenues when compared with the year-ago period.  As a percent of revenues, advertising expenses were 5% in the first three quarters of both 2010 and 2009.  The absolute dollar decrease occurred primarily in the automotive/mobile segment due to reduced cooperative advertising paid to our retail partners offset by mobile handset specific advertising.  Offsetting the decline was increased advertising for outdoor/fitness where we continue to invest for growth and are seeing comparable increases in revenues.

Selling, General and Administrative Expenses

	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$43,318	11%	$37,694	12%	$5,624	15%
Marine	19,277	12%	15,455	11%	3,822	25%
Automotive/Mobile	133,954	12%	121,236	10%	12,718	10%
Aviation	11,830	6%	19,076	11%	(7,246)	-38%
Total	$208,379	11%	$193,461	10%	$14,918	8%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to the year-ago.  As a percent of revenues, selling, general and administrative expenses increased from 10% of revenues in the first three quarters of 2009 to 11% of revenues in the same period of 2010. The expense increase was primarily driven by fees associated with the Swiss redomestication, as well as growth in product support and information technology.  Aviation costs declined year-over-year due to a 2009 bad debt accrual driven by cash collection risks associated with several of our customers.

Research and Development Expense

	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$20,877	5%	$17,693	6%	$3,184	18%
Marine	17,219	11%	16,119	11%	1,100	7%
Automotive/Mobile	101,662	9%	75,024	6%	26,638	36%
Aviation	65,574	34%	57,959	32%	7,615	13%
Total	$205,332	11%	$166,795	9%	$38,537	23%

Research and development expense increased 23% due to ongoing development activities for new products, and the addition of almost 450 new engineering personnel to our staff during the period as a result of our continued emphasis on product innovation including the mobile handset initiative.   Research and development costs increased $38.5 million primarily in the auto/mobile segment, when compared with the year-ago period and increased 230 basis points as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	39-weeks ended September 25, 2010		39-weeks ended September 26, 2009		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$169,485	44%	$132,351	41%	$37,134	28%
Marine	56,694	35%	43,696	30%	12,998	30%
Automotive/Mobile	172,117	16%	271,370	22%	(99,253)	-37%
Aviation	53,731	28%	46,577	26%	7,154	15%
Total	$452,027	24%	$493,994	26%	$(41,967)	-8%

Operating income decreased 180 basis points as a percent of revenue and 8% in absolute dollars when compared to the year-ago period as gross margin improvements and reduced advertising expense were more than offset by declining revenues and increased research and development expenses.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 25, 2010	September 26, 2009
Interest Income	$18,364	$16,646
Foreign Currency Gains/(Losses)	(54,614)	4,478
Other	5,071	1,325
Total	$(31,179)	$22,449

The average taxable equivalent interest rate return on invested cash during the 39-weeks ended September 25, 2010 was 1.3% compared to 1.5% during the same period of 2009.  The increase in interest income is attributable to increasing cash balances partially offset by decreasing interest rates.

The majority of the $54.6 million currency loss in the 39-weeks ended September 25, 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and other global currencies.  The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed a loss as well.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of Euro denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the U.S. Dollar denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the 39-weeks ended September 25, 2010, the U.S. Dollar strengthened 6.7% and 1.4%, compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $37.1 million.  In addition, the U.S. Dollar weakened 2.8% against the Taiwan Dollar, resulting in a $19.7 million loss.  The remaining net currency gain of $2.2 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 19% when compared to the same period in 2009, and our income tax expense decreased by $121.7 million, to $(30.8) million for the 39-week period ended September 25, 2010, from $90.9 million for the 39-week period ended September 26, 2009.  The significant decline was due to the impact of one-time items booked in the third quarter.  The one-time items of ($114.6) million include the release of uncertain tax position reserves from 2006 to 2008 offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 20% for the 39-weeks weeks ended September 25, 2010 compared to 18.0% for the 39-weeks ended September 26, 2009.  The increase in the adjusted effective tax rate as compared to the same period in 2009 is largely due to an unfavorable mix of income among taxing jurisdictions.

Net Income

As a result of the above, net income increased 6% for the 39-week period ended September 25, 2010 to $451.7 million compared to $425.5 million for the 39-week period ended September 26, 2009.

Liquidity and Capital Resources

Net cash generated by operating activities was $586.2 million for the 39-week period ended September 25, 2010 compared to $848.6 million for the 39-week period ended September 26, 2009. Primary drivers of the cash generation included $451.7 million of net income with non-cash adjustments for depreciation/amortization of $79.5 million, foreign currency unrealized losses of $38.6 million and stock compensation expense of $29.4 million, $351.2 million related to accounts receivable collections on seasonally higher sales in the fourth quarter of 2009 and $65.6 million of sales recorded but deferred as required by our revenue recognition policies.  This cash generation was partially offset by uses of cash including a $261.1 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and the $114.6 million reversal of tax reserves and a $196.3 million increase in inventories following a low inventory level exiting 2009.

Cash flow provided by investing activities during the 39-week period ending September 25, 2010 was $91.4 million.  Cash flow provided by investing activities principally related to the net redemption of $121.2 million of fixed income securities associated with the investment of our on-hand cash balances offset by $23.0 million in capital expenditures primarily related to business operation and maintenance activities, and the purchase of intangible assets for $7.9 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the 39-weeks ended September 25, 2010 was 1.3%.

Net cash used in financing activities during the period was $513.7 million resulting from the use of $299.1 million for payment of our declared dividend and $223.4 million for stock repurchased under our stock repurchase plan, offset by $8.8 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

In the final quarter of 2010, we will use cash flow from operations to fund our capital expenditures and to support our working capital requirements. We expect that future cash requirements will principally be for capital expenditures, working capital requirements, repurchase of shares, and payment of dividends declared.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, repurchase of shares, and other cash requirements at least through the end of fiscal 2010.

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting out business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $42.0 million over the next 5 years.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling.   The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all European subsidiaries excluding Garmin Danmark, Garmin Sweden, and Garmin Polska.  As these entities have grown, Euro currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar and Polish Zloty are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia and Garmin Polska, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

Interest  Rate Risk

As of September 25, 2010, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 25, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 25, 2010 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 25, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the Matter of Certain Multimedia Display and Navigation Devices and Systems, Components Thereof, and Products Containing the Same.

On November 13, 2009, Pioneer Corporation filed a complaint with the United States International Trade Commission against Garmin International, Inc., Garmin Corporation, and Honeywell International Inc. alleging infringement of U.S. Patent No. 5,365,448 (“the ’448 patent”), U.S. Patent No. 6,122,592 (“the ’592 patent”), and U.S. Patent No. 5,424,951 (“the ’951 patent”). On January 12, 2010, Garmin filed its Answer asserting the ’448 patent, the ’592 patent, and the ’951 patent are invalid and not infringed.  A hearing was held from September 13-21, 2010.  The parties completed their post-hearing briefing on October 14, 2010 and await the Administrative Law Judge’s initial determination by December 16, 2010.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

On February 8, 2010, Nazomi Communications, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin Corporation, Garmin International, Inc., and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 7,080,362 (“the ’362 patent”) and U.S. Patent No. 7,225,436 (“the ’436 patent”). Garmin believes the ’362 patent and the ’436 patent are not infringed. On April 27, 2010, ARM Ltd., the designer of the accused hardware, filed a Motion to Intervene and a Motion to Transfer the case to the Northern District of California. On June 21, 2010, the court granted ARM Ltd.’s motion to intervene.  On October 14, 2010, the court granted ARM Ltd.’s renewed motion to transfer.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). Garmin believes that each claim of the ‘418 patent and the ‘614 patent is not infringed and/or invalid. On October 6, 2010, the defendants filed a Motion to Transfer Venue to the Western District of Texas and the parties await the court’s ruling on this motion.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Lochner Technologies, LLC. v. Lenovo (United States) Inc., General Dynamics Corporation, Hitachi America, Ltd., NCR Corporation, HP Enterprise Services, LLC, Garmin International, Inc., Ingram Micro Inc., Synnex Corporation, and Tech Data Corporation.

On October 12, 2010, Lochner Technologies, LLC. filed suit in the United States District Court for the Eastern District of Texas against eight companies, including Garmin International, Inc. alleging infringement of U.S. Patent No. 7,035,598 (“the ’598 patent”).  Garmin believes that each claim of the ’598 patent is not infringed and/or invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.  There have been no material changes during the 13-week period ended September 25, 2010 in the risks described in our Quarterly Report on Form 10-Q.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2011.    The following table lists the Company’s share purchases during the third quarter of fiscal 2010:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approx. Dollar Value of Shares in Thousands) That May Yet Be Purchased Under the Plans or Programs
13-weeks ended September 25, 2010	4,281,539	$28.86	4,281,539	$76,851
Total	4,281,539	$28.86	4,281,539	$76,851

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

Dated:   November 3, 2010

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