Form 10-K
period 2010-12-25
GARMIN LTD
filed 2011-02-23
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 0-31983

GARMIN LTD.
(Exact name of registrant as
specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)
Vorstadt 40/42 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)
Registrant’s telephone number, including area code:  +41 52 620 1401

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 10.00 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 26, 2010 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $3,954,398,819.

Number of shares outstanding of the registrant’s common shares as of February 17, 2011:
Registered Shares, CHF 10.00 par value – 208,077,418
Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:
Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed no later than 120 days after December 25, 2010.	Part III

Garmin Ltd.

2010 Form 10-K Annual Report

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

Garmin was incorporated in Switzerland on February 9, 2010 as successor to Garmin Ltd., a Cayman Islands company  (“Garmin Cayman”). Garmin Cayman was incorporated on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin Cayman shares in the United States. On June 27, 2010, Garmin became the ultimate parent holding company of the Garmin group of companies pursuant to a share exchange transaction effected for the purpose of changing the place of incorporation of the ultimate parent holding company of the Garmin group from the Cayman Islands to Switzerland (the “Redomestication”).  Pursuant to the Redomestication, all issued and outstanding Garmin Cayman common shares were transferred to Garmin and each common share, par value U.S. $0.005 per share, of Garmin Cayman was exchanged for one registered share, par value 10 Swiss francs (“CHF”) per share, of Garmin.  Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s Internet website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Japan’s MTSAT-based Satellite Augmentation System (MSAS) achieved initial operating capability for en route, terminal and approach navigation for aviation in September 27, 2007.  Garmin is working closely with the European Satellite Services Provider (ESSP) in preparation for the European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service declaration which is planned in 2011.

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 81 million products, which includes the delivery of over 16 million products during 2010.

Acquisitions

In September 2010 Garmin acquired MetriGear, Inc., the creator of a pedal-based power measurement solution for cyclists that integrates a force and motion sensor platform into the spindles of bicycle pedals to measure a cyclist’s performance.

In October 2010 Garmin acquired Belanor AS, the distributor of Garmin’s automotive, outdoor recreation, fitness and marine products in Norway.

Automotive/Mobile Product Introductions

In January 2010 Garmin announced the zūmo® 220 and zūmo 665 touchscreen navigators for motorcycles, ecoRoute™ hd, a device that transforms a compatible Garmin navigation device into a real-time onboard diagnostics computer, and Voice Studio™, a free PC application that lets anyone record their own voice to create custom pre-recorded navigation prompts for use on compatible Garmin navigation devices.

In April 2010 Garmin announced the nüvi® 3700 series of portable navigation devices featuring an ultra-thin, pocket-friendly design and large-screen, high-resolution glass displays with capacitive touch panels

In September 2010 Garmin announced the nüvi 2200 and nüvi 2300 series of entry-level portable navigation devices and the nüLink! 1695 five-inch touchscreen portable navigation device that connects drivers with relevant, online information from Garmin’s nüLink! service, including links to online information like Google™ Local Search, traffic, weather, fuel prices, flight status, and other real-time, location-relevant content.

In November 2010 Garmin announced that it would provide an integrated navigation package for the 2011 Suzuki Grand Vitara and SX4 models which would offer connectivity to wireless online information like Google™ local search, traffic, weather, fuel prices, movie listings, flight status, local events, and white page telephone listings

During 2010, Garmin-Asus, a co-branded alliance between Garmin and ASUSTeK® Computer Inc. (“ASUS”), introduced the nüvifone™ A10, A50 and M10 location-centric mobile handset models. In October 2010 Garmin and ASUS announced that they would not introduce any new co-branded handset models going forward but would continue to sell and support models that they had already introduced to the market.  ASUS announced that it would design and manufacture new models of ASUS-branded mobile phones, some of which would include preloaded Garmin navigation and Location Based Service (LBS) applications. Garmin announced that it would expand its mobile handset application development and would offer navigation and other applications through certain consumer application stores.

Outdoor/ Fitness Product Introductions

Garmin expanded its line of products for golfers in 2010 with the introduction of the Approach® G3 golf-specific handheld and the Approach S1 GPS wristwatch designed specifically for golf.

Garmin also expanded its line of products for cyclists in 2010 with the introduction of the Edge® 800 cycling computer which combines the most popular aspects of the industry-leading Edge 500 and Edge 705 while adding a touchscreen interface.

Garmin added to its line of products for running enthusiasts in 2010 with the introduction of the Forerunner® 110, 210 and 410 GPS-enabled sports watches.

In June 2010 Garmin announced the GPSMAP® 62 series of rugged outdoor handheld devices for hunters, hikers, geocachers and outdoors enthusiasts. Also in June 2010 Garmin announced the DC™ 40 tracking collar, for Garmin’s Astro® GPS Dog Tracking System.

In October 2010 Garmin announced chirp™, a wireless beacon designed specifically for geocaching, which can communicate with, and be programmed by, any compatible wireless-enabled Garmin handheld.

In December 2010 Garmin announced the creation of OpenCaching.com, a  free online community for creating, sharing and finding geocaches around the world.

Marine Product Introductions

In January 2010 Garmin announced the GPSMAP® 700 series of seven-inch touchscreen controlled stand-alone marine chartplotters with radar capability and built-in sonar.

In February 2010 Garmin announced the AIS 300 receiver that enables monitoring of other nearby Class A and Class B Automatic Identification System (AIS)-enabled vessels that may pose a collision risk.

In April 2010 Garmin announced the GPSMAP® 78 series of marine-friendly GPS handhelds featuring a new contemporary industrial design with rubber side grips.

In September 2010 Garmin announced the GHP™ 12 sailboat autopilot system for 20- to 70-foot sailboats equipped with linear-actuated steering systems.

In November 2010 Garmin announced the echo™ series of standalone fishfinders with Garmin HD-ID™ target tracking technology. Also in November 2010 Garmin announced the GMR™ 404 xHD and GMR 406 xHD, two new 4 kilowatt open-array marine radars.

Aviation Product Introductions and Certifications

During 2010 Garmin announced two new products for the helicopter market, the G500H all-glass avionics system designed specifically for helicopters and a Helicopter Terrain Awareness and Warning System (HTAWS) for use with Garmin’s GNS 430W/530W navigators.

In July 2010 Garmin announced that it was developing a new stability augmentation system called Garmin’s Electronic Stability and Protection (Garmin ESP) system which would be offered as an option for Garmin’s G1000 and G3000 integrated flight decks and which would assist the pilot in maintaining the aircraft in a safe, flight-stable condition, helping in certain situations to prevent the onset of stalls and spins, steep spirals or other loss-of-control conditions should the pilot become distracted, disoriented or incapacitated during flight. Also in July 2010 Garmin announced the GSR 56 Iridium datalink and GDL 59 data logger and Wi-Fi datalink and announced that the Federal Aviation Administration (FAA) had granted Supplemental Type Certification (STC) for the G1000 integrated flight deck in the Cessna CitationJet.

In October 2010 Garmin announced that it was developing the G5000™ integrated flight deck for the Part 25 business jet market and Cessna Aircraft Company announced that it was developing a larger version of its Citation X jet which would feature the Garmin G5000 flight deck.

In December 2010 Garmin announced that had received the European Aviation Safety Agency’s (EASA) validation of the U.S. STC (Supplemental Type Certificate) for the installation of the Garmin G1000 avionics suite in the King Air 200 and B200.

Products

Garmin has achieved a leading market position and a history of growth in revenues and profits by offering ergonomically designed, user-friendly products with innovative features and designs covering a broad range of applications and price points.  Garmin’s target markets are currently broken down into its four main business segments – automotive/mobile, outdoor/fitness, marine and aviation.

Automotive/Mobile

Garmin offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.  The table below includes a sampling of the primary automotive and mobile products that Garmin currently offers to consumers around the world.

nüvi®
(52 models)
The nüvi is Garmin’s popular personal navigation device (PND).  All nüvi models combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface.  Different nüvi models and optional add-ons offer a plethora of additional feature sets, including a wide screen display, integrated traffic receiver for traffic data (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice recognition, speed limit indication, lane assist, 3-D building view, junction view, Bluetooth® hands-free capability, built-in maps of Europe, and the ability to add custom points of interest and a custom GPS voice.  Numerous newer nüvi models also offer a feature called ecoRoute™, which is a feature designed to help improve the vehicle’s fuel efficiency by suggesting route calculations based upon less fuel usage and a driving challenge program that helps reinforce fuel-efficient driving practices.  Garmin’s newest nüvi models – the 3700 series – offer an award-winning, super-thin design and such other newer features as a multi-touch glass display, nüRoute™ technology, 3-D terrain view, and pedestrian mode.  In fiscal years 2010, 2009, and 2008, the nüvi class of products represented approximately 54%, 63%, and 64% of Garmin’s total consolidated revenues.

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

StreetPilot® app
Launched in January 2011, this smartphone application allows Apple iPhone® or iPad® users to download premium Garmin navigation to their device, allowing for turn-by-turn, voice-prompted directions and other popular Garmin navigation features.

Garmin Mobile® for
BlackBerry	Garmin Mobile for BlackBerry is a subscription-based software application that lets compatible BlackBerry devices function as versatile GPS navigators.

Outdoor/Fitness

The table below includes a sampling of the outdoor and fitness products that Garmin currently offers to consumers around the world.

Forerunner®
(9 models)
Compact, lightweight training assistants for athletes with integrated GPS sensor (except for FR60 fitness watch) that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function.  The FR 60 is an entry-level advanced fitness watch that allows runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer.  The Forerunner 405 is a compact-sized, wrist-worn GPS-enabled device that allows runners and joggers to track their speed, distance, heart rate and location, access their training history or challenge a Virtual Partner™ and automatically upload their data wirelessly to a personal computer.  The Forerunner 405CX adds heart-rate based calorie computation and improved comfort to the numerous features available on the Forerunner 405.  The Forerunner 310XT model, which was designed specifically for triathletes, is water-resistant to 50m and tracks biking and running data (and optional heart rate data). The Forerunner 410 — the highest end model in the Forerunner family — offers an enhanced touch bezel designed to allow users to quickly scroll and select features on the run.

Edge®
(6 models)
Integrated personal training systems designed for cyclists. The Edge 205 measures speed, distance, time, calories burned, climb and descent, altitude and more.  The Edge 305 adds a heart rate monitor and/or wireless speed/pedaling cadence sensor.  The Edge 605 and 705 provide mapping capabilities (including street navigation) and a 2.2” color display in addition to tracking vertical profiles, climb and descent, altitude, speed, distance, and time.  The Edge 500 is geared toward performance-driven cyclists by offering the ability to track even more performance data in a streamlined form factor.  The newest model — the Edge 800 — added a touchscreen interface to the Edge family of products.

Dakota®
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

Oregon®
(4 models)
The Oregon series combines a bright 3 inch color touchscreen, rugged design and a variety of hiker-friendly features.  The Oregon 450 and Oregon 450t offer a rugged, sunlight-readable, touchscreen along with a built-in basemap with shaded relief, a high-sensitivity receiver, barometric altimeter, 3-axis electronic compass, microSD™ card slot, picture viewer and more. The high-end Oregon 550 and 550t models each come with a built-in 3.2 megapixel autofocus digital camera with 4x digital zoom, and each photo taken by these devices is automatically geotagged with the location of where it was taken, allowing the user to navigate back to that exact spot in the future.

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

GPSMAP®62
(3 models)
Rugged outdoor handheld devices for hunters, hikers, geocachers and outdoors enthusiasts. The basic GPSMAP 62 includes a built-in worldwide basemap with shaded relief. The GPSMAP 62s adds a 3-axis tilt-compensated electronic compass and wireless connectivity for sharing routes, tracks, waypoints and geocaches between other compatible Garmin handhelds. The GPSMAP 62s also includes a barometric altimeter that tracks changes in pressure to pinpoint the precise altitude. In addition to these  features, the GPSMAP 62st includes preloaded 100K topographic maps for the entire United States (or preloaded 50K topographic mapping of Canada for the Canadian version).

Approach®
(3 models)
The Approach G5 is a waterproof, touchscreen, handheld GPS for golfers that features over 14,000 preloaded golf course maps. Approach G5 uses a high-sensitivity GPS receiver to measure individual shot distances and show the exact yardage to fairways, hazards and greens.  A new statistic-tracking feature was made available by download for the G5 in 2010 that allows users to track and analyze their golf statistics.  The Approach G3 is a smaller, lighter version of the G5, yet still offers over 14,000 preloaded courses.  Neither model requires any ongoing subscription fees.  In October 2010, Garmin announced the newest Approach model – the Approach® S1.  The S1 is a wearable golf watch that displays precise yardages to the front, back and middle of greens and comes preloaded with over 14,000 courses.

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

GTU-10 GPS Tracker
On January 4, 2011, Garmin announced the GTU™10, which represents a new category of product for Garmin.  The GTU10 is a GPS locator that combines a web-based tracking service with GPS technology so the user can keep track of children, pets and property by monitoring the device’s location through either a phone or the internet.  The GTU 10 is expected to launch in the first quarter of 2011.

Marine

Garmin’s marine products include handhelds, network products and multifunction displays, fixed-mount GPS/chartplotter products, instruments, fishfinders, radar, autopilots, VHF radios, marine networking products, and sounder products.    The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 7000 series
(4 models)
The GPSMAP 7000 series of large format multi-function displays introduced Garmin’s G Motion technology, which represents an upgrade in speed, smoothness and clarity over prior plotters.  G Motion technology delivers ultra-smooth map panning and zooming with virtually seamless graphical updating in all dimensions.  The 7000 series chartplotters also feature a low-level backlight display and a backlit keypad for use in low-light conditions without compromising vision.  The GPSMAP 7x15 series offers a huge 15-inch diagonal XGA (1024 x 768 pixel) sunlight readable touchscreen display, and is offered in two models – the GPSMAP 7015 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 7215, which comes pre-loaded with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas. Mariners can also opt for the same XGA resolution in a 12-inch diagonal screen configuration with the GPSMAP 7012 and GPSMAP 7212 models, which offer a worldwide basemap and coastal charts respectively.  All models are compatible with an optional wireless remote and a wireless mouse for additional flexibility and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

GPSMAP® 6000 series
(4 models)
Like the 7000 series, the 6000 series models also offer Garmin’s G Motion technology and the features to improve visibility in low-light conditions.  The GPSMAP 6x12 series features a traditional soft-key interface with an alphanumeric keypad and a 12-inch diagonal XGA (1024 x 768 pixel) sunlight readable display.  Within this family, Garmin offers the GPSMAP 6012 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 6212 with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas preloaded.  For a smaller display, the GPSMAP 6x08 series offers an 8-inch VGA (640 x 480) sunlight readable display with a soft-key interface.  The models in the GPSMAP 6000 series are all compatible with an optional wireless remote and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity.

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

GPSMAP® 4000 series/
4200 series (6 models)
These multifunction displays for the Garmin Marine Network offer ease of use and video-quality resolution and color.  The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance.  The 4210 and 4010 feature 10.4-inch diagonal sunlight- readable displays and Garmin’s newer marine user interface.

GPSMAP® 6x0and 7x0 series
(6 models)
The 6x0  series chartplotters offer a super-bright WVGA touchscreen display and provide navigational support for both marine mode and automotive mode (when loaded with optional City Navigator® NT road maps for North America).  The 7x0 models  are  touchscreen controlled stand-alone marine chartplotters  offering radar capability and built-in sonar..

GPSMAP® 5x6 and 5x1
series (12 models)
Building upon the success of the GPSMAP 400 and 500 series, the new chartplotters in the GPSMAP 5x6 and 5x1 series come standard with an internal high-sensitivity GPS receiver that allows for faster acquisition times and better satellite tracking so that boaters are able to acquire and maintain a GPS fix more easily. In addition, these units boast an improved, high-speed digital design that will increase map drawing and panning speeds.  The sounder (“s”) version of each model comes with a powerful dual-frequency transducer that clearly illustrates depth contours, fish targets and structures in either fresh or salt water.  Many of the new models in this series are also NMEA 2000 certified and can interface with Garmin’s full lineup of NMEA 2000 marine sensors and autopilots, as well as many other third-party sensors.

GPSMAP® 4x1
series (6 models)
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

GPSMAP 78
(3 models)
Marine-friendly GPS handhelds featuring a new contemporary industrial design with rubber side grips. The flagship GPSMAP 78sc model adds  high-end features such as a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States.

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

Marine
Autopilot Systems
(4 models)
The newest entry to Garmin’s marine autopilot lineup is the GHP 12, a full-featured marine autopilot designed specifically for sailboats.  This second-generation autopilot is designed for 20- to 70-foot sailboats with linear-actuated steering systems.  For power boats, the GHP 10 autopilot comes with Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, allowing the helmsman to maneuver the boat. This autopilot automatically re-engages when a steady course is held by the helmsman. The TR-1 Gold Marine Autopilot offers worry-free remote steering and speed control to operators of small gasoline outboard motor boats up to 20 horsepower.  Finally, the GHP 10V Autopilot System for Volvo Penta IPS and Sterndrive Joystick Systems is approved for use with boats that have an integrated Volvo Penta IPS steering and propulsion system and features Garmin’s proven and innovative Shadow Drive™ technology – a patented capability that automatically disengages the autopilot if the helm is turned, allowing for quick and safe manual maneuvers without manually disengaging the autopilot.

Fishfinders
(10 models)
Garmin offers 10 different fishfinder options spanning various price points.  The latest addition to Garmin’s fishfinder lineup is five different models of Garmin’s new echo™ fishfinder series, a line of standalone fishfinders that all offer an updated look and new Garmin HD-ID™ target tracking technology.  The echo™ line ranges in price points from models with grayscale displays to the highest-end echo 550C, which features a video-quality 640x480 pixel 5-inch VGA screen, a powerful 500-watt sonar transmitter, and offers fish arch display and bottom tracking as deep as 1,900 feet.  In addition to the echo™ series, Garmin also offers five additional fishfinder options.  All of these models feature Garmin’s Ultrascroll™ technology, which allows boaters to get a faster refresh rate on their sonar display, and dual-beam transducer operation.  Three of these models offer color displays.  The Fishfinder 400C comes with dual beam or dual frequency transducers for easy adaptability to either freshwater or saltwater fishing.  It also offers a new, easy-to-use interface and built in CANet connectivity to enable sonar data to be shared with compatible Garmin chartplotters.

Radar
(11 models)
Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen.  The GMR™ 18 and 24 models are digital radome products in various sizes and power specifications.  The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range.  The GMR 18 HD and GMR 24 HD radomes feature digital signal processing providing sharper radar imagery and improved target separation.  The newest generation of open-array digital radar scanners are the GMR™ 1204/1206 xHD, the GMR 604/606 xHD and the GMR 404/406 xHD models, which transmit with 12, 6 and 4 kilowatts of power respectively.  All six of these open-array scanners have a maximum effective range of 72 nautical miles.  These new xHD scanners provide up to eight times more sampling data than Garmin’s current open-array offerings.

Aviation

Garmin’s aviation product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, electronic flight instrumentation systems (EFIS), automatic flight control systems, traffic advisory systems and traffic collision avoidance systems, instrument landing system (ILS) receivers, surveillance products,  audio panels, cockpit datalink systems and more.

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use.  The GNS 430/530W offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics.  The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998.  In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry.  The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements.  The GPSMAP 496, introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine.  Flying Magazine’s editors awarded Garmin a 2007 Flying Editors’ Choice Award for making the safety and precision of WAAS (Wide Area Augmentation System) available in its GPS navigation systems.  Garmin was also selected as “Best GPS Ever” by Aviation Consumer magazine for the GPSMAP® 696 in 2009, and in 2010 the Garmin aera™ series aviation GPS was selected as best portable product.   Garmin has been ranked No. 1 among aviation cockpit electronics manufacturers for product support in Professional Pilot magazine’s survey of its readers in each of the last seven survey years.  Aviation International News also ranked Garmin No. 1 in product support in 2010 and in each of the preceding seven years, as well. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s aviation products are sold in both new aircraft/helicopters and the retrofit market where existing aircraft/helicopters are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Aircraft, Hawker Beechcraft Corporation, Diamond Aircraft Industries, Embraer, Piper Aircraft, Inc., DAHER- SOCATA and Quest Aircraft  through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays.  The G1000 also includes an integrated autopilot – the GFC700.  Garmin also has expanded its G1000 certifications to the business jet segment, such as Cessna’s Citation Mustang jet and Embraer’s Phenom 100 and Phenom 300.  Garmin has also announced its next generation integrated flight deck systems, the G3000 and G5000.  Cessna Aircraft Company announced in October 2010 that they have selected Garmin’s G5000 for their flagship business jet, the Citation Ten.  Both Honda Aircraft Corporation and Piper Aircraft simultaneously announced that the G3000 has been selected for the HondaJet and PiperJet respectively.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

aera® series
(4 models)
Garmin’s newest aviation handheld series combines the latest aviation portable with a full-featured automotive GPS, allowing pilots to transition between aviation to automotive mode with one touch.  Featuring a crisp 4.3-inch QVGA wide-format display with touchscreen interface, all four aera models come with preloaded automotive maps, a built-in terrain/obstacles aviation database, patented Panel Page instrument display, and other features.  When in aviation mode, pilots see colorful icons that use intuitive pictures and labels to indicate their function. The exterior of each aera model (500, 510, 550 and 560) is identical, but the software features of each model are tailored to those seeking an entry, mid or high-level aviation handheld.

GPSMAP 695/696
The GPSMAP 696  offers a bright 7-inch screen, preloaded detailed electronic charts, preloaded airways and IFR map mode. The GPSMAP 696 has a receiver for XM radio and XM WX Satellite Weather (U.S. customers only) that gives next generation radar (NEXRAD), aviation routine weather reports (METARs), terminal aerodrome forecasts (TAFs), temporary flight restrictions (TFRs), lightning, winds aloft, turbulence forecasts, and several other important weather products (XM subscription required). The GPSMAP 695 has the same features except for XM radio and weather.  In July 2010, Garmin announced that the 695/696 would receive new enhanced chart capabilities.

Pilot My-CastSM
Pilot My-Cast by Garmin is a premium flight planning, flight plan filing, and pre-flight weather application for display on compatible mobile phones.  Compared to other aviation weather cell phone applications, Pilot My-Cast is unique because it receives aviation data directly from the National Weather Service, Environment Canada, and Federal Aviation Administration.  Pilot My-Cast is available for both the iPhone® and iPad®.

Integrated avionics systems:

G5000™
Following the announcement of the G3000 one year earlier, in October 2010 Garmin announced the G5000, the first touchscreen-controlled integrated glass avionics suite designed for FAR Part 25 business jets. The G5000 — which is scalable for use in a wide range of two-crew aircraft, from light jets to super-midsize and larger models — is designed specifically for crew-flown turbine aircraft and combines a dual multi-sensor flight management system (FMS), touchscreen vehicle management units, and multi-pane cockpit displays. These widescreen displays with touchscreen controls give pilots more useful information at their fingertips than ever before, such as worldwide weather, Garmin’s synthetic vision technology (SVT™), aircraft synoptics, electronic flight charts, and more.

G3000™
Announced in October 2009, the G3000, which is designed for use in FAR Part 23 turbine aircraft, is the first touchscreen-controlled integrated flightdeck for light turbine aircraft.  It features extra-wide 14.1-inch displays with split-screen MFD viewing functionality and PFD terrain simulation in 3-D perspective with SVT™ Synthetic Vision Technology.  In July 2010, Garmin announced a new stability augmentation function for the G3000 (and its predecessor G1000) called Garmin’s Electronic Stability and Protection (Garmin ESP) system. This electronic monitoring and correction technology for G3000 and G1000 integrated flight decks works to assist the pilot in maintaining the aircraft in a safe, flight-stable condition, helping in certain situations to prevent the onset of stalls and spins, steep spirals or other loss-of-control conditions should the pilot become distracted, disoriented or incapacitated during flight.  Garmin ESP will be offered as an option on select G3000 and G1000-equipped aircraft.

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

G600
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

G500
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

G500H
An all-glass avionics system designed specifically for the VFR Part 27 helicopter market.  The G500H contains dual 6.5-inch LCD screens, mounted side-by-side in a single bezel, which puts Primary Flight Display (PFD) and Multi-Function Display (MFD) capabilities right in front the helicopter pilot. The G500H has been optimized for rotorcraft and offers features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, XM WX Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

G900X™
An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft. The G900X is a fully-customizable glass cockpit for installation in experimental/kitbuilt and light sport aircraft.  The G900X offers a customizable PFD/MFD combination that features one, two or three all-glass displays; magnetometer; ADAHRS (combined air data and AHRS unit) and engine monitoring.

GDU 370/375	Multifunction displays for the light sport retrofit and experimental aircraft markets.

Panel-mount aviation products:

400W Series
(3 models)
The GNS 430W is the Wide Area Augmentation System (WAAS) successor to Garmin’s popular GNS 430, which was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities.  In 2010, Garmin announced a new Helicopter Terrain Awareness and Warning System (HTAWS) as an option for the GNS 430W/530W series navigators.  When added to the GNS 430W/530W, helicopter pilots will receive graphical and audible alerts of potential terrain and obstacle conflicts along the flight path.

500W Series
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

GMA 240, 340 & 347
The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities.  The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface.  The GMA 340 and 347 are both TSO’d.  The GMA 240 is a versatile, non-TSO’d audio panel designed for experimental and light sport aircraft.

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

GDL 90
The GDL 90 was the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards.  The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar.  The GDL 90 relies on the infrastructure that is part of the FAA’s Safe Flight 21 program.  This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place along the East Coast and other selected areas of the U.S.A.  Additional installations of the ADS-B ground stations are planned.  The ground stations can track aircraft movement and eventually are expected to be used to broadcast traffic and weather services.  Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

GSR 56
The GSR 56 is Garmin’s newest datalink product.  It provides pilots with access to on-demand global weather information, text/voice communications and near real-time position tracking through the Iridium satellite network (subscription required).  In addition to the many on-demand satellite weather features, the GSR 56 offers a worldwide tracking solution that continuously monitors an aircraft’s status enroute.  It can automatically provide GPS-referenced position reports at predetermined intervals so those on the ground can track a plane’s flight status and position.

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

Sales and Marketing

Garmin’s non-aviation products are sold through a worldwide network of approximately 4,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 25, 2010.  Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), in the U.K. (Eastern Europe, Middle East and Africa), France, Germany, Italy, Spain, Portugal, Austria, Sweden, Denmark, Finland, Belgium, Norway, Netherlands, Poland, Australia (also covering New Zealand), China and in Taiwan (Asia).  Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. and Canadian electronics retailers;

•	Amazon.com—internet retailer;

•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;

•	Halford’s—a large European retailer specializing in car parts and accessories;

•	Petra—a large distributor who sells to a wide range of dealers;

•	Target— one of the nation’s largest general merchandise retailers;

•	Wal-Mart—the world’s largest mass retailer; and

•	Wynit—a large distributor who sells to a wide range of dealers.

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

Garmin’s retrofit avionics and aviation portable products are sold through select aviation distributors around the world and, in the case of aviation portable products, also through catalogs and pilot shops.  Garmin’s largest aviation distributors include Aircraft Spruce & Specialty Co., Sportsman’s Market, TGH Aviation, Sarasota Avionics and Elliott Aviation.  Avionics distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs).  In the consumer market, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing.  These OEMs include Chrysler, Toyota, Suzuki, Volkswagen, Harley-Davidson, Ford, BMW and BMW Motorrad, Honda, Mercedes Benz, Smart Car, Peugeot, Hyundai, Kia, Mazda, Nissan, Volvo, Bombardier, and Polaris.    In 2010, Chrysler introduced Garmin navigation on the 2011 Jeep Grand Cherokee and also announced Garmin navigation on their new uConnect Touch system in partnership with Panasonic, which will launch on select 2011 models.    In addition, Garmin continues to sell products and applications to Kenwood for bundling with Kenwood’s OEM products.  Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, Europcar, Alamo, and Hertz (Europe).  Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Southeast Toyota, Penske, Mazda, Saab and Ford.  Garmin’s products are also standard equipment on various models of boats manufactured by Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Broom Boats Ltd., Chaparral Boats, Inc., Andros Boats, Inc.,  Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd. and Regal Marine Industries, Inc. and are optional equipment on boats manufactured by Tiara Yachts, Inc.,  Grand Banks Yachts, Ltd., Luhrs Corp., Maritimo Offshore Pty Ltd., Mastercraft Boat Company, LLC, Yellowfin Yachts, LLC, Sea Ray Corporation, Scout Boats, Inc., The Hinckley Company, Hunt Yachts, Inc. and Zodiac Hurricane Technologies, Inc.  In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft built by Bell Helicopter Textron, Inc., Cessna Aircraft Company, Cirrus Aircraft, DAHER-SOCATA, Diamond Aircraft Industries, Inc., Embraer SA, Eurocopter, an EADS Company, Hawker Beechcraft Aircraft Company, Piper Aircraft, Inc.,  Quest Aircraft Company, and Robinson Helicopter Company.

Competition

The market for navigation, communications and information products is highly competitive.  Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability.  Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and  MiTAC Digital Corporation (“MiTAC”) (which distributes products under the brand names of Magellan, Mio, and Navman) and Navigon AG. Garmin believes that its principal competitors for outdoor/fitness product lines are Magellan, a subsidiary of MiTAC, Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) and Delorme and that its principal competitors for fitness products are Nike, Inc., Polar Electro Oy, Suunto Oy, Timex Corp. and Bryton Corp.  For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Inc. (“Raymarine”), Furuno Electronic Company (“Furuno”), and Simrad and Lowrance (subsidiaries of Navico).  For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Rockwell Collins, Inc., Sagem Avionics, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, and Free Flight Systems for panel-mount GPS and display units.  For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola, Inc., Cobra Electronics Corporation and Midland Radio Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams.  Garmin’s products are created by its engineering and development staff, which numbered 2,340 people worldwide as of December 25, 2010.  Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers.  Garmin believes the industrial design of its products has played an important role in Garmin’s success.  Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 25,	December 26,	December 27,
	2010	2009	2008
($'s in thousands)
Research and development	$277,261	$238,378	$206,109
Percent of net sales	10.3%	8.1%	5.9%

Manufacturing and Operations

Garmin believes that one of its core competencies and strengths is its manufacturing capability at its Sijhih, Jhongli and LinKou, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility.  Garmin believes that its vertically integrated approach has provided it the following benefits with respect to all products other than the legacy nüvifone products, which are manufactured by one or more third parties as part of the Garmin-Asus strategic alliance,  a few select marine products (VHF radios and AIS receivers), and our accessory products, all of which are also manufactured by one or more third parties.

Reduced time-to-market. Utilizing concurrent engineering techniques, Garmin’s products are introduced to production at an early development stage and the feedback provided by manufacturing is incorporated into the design before mass production begins.  In this manner, Garmin attempts to reduce the time required to move a product from its design phase to mass production deliveries.

Design and process optimization.  Garmin uses its manufacturing resources to rapidly prototype design concepts, products and processes in order to achieve higher efficiency, improved quality and yields, lower cost and better value for customers.  Garmin’s ability to fully explore product design and manufacturing process concepts has enabled it to optimize its designs to minimize size and weight in GPS devices that are functional, waterproof, and rugged.

Logistical agility.   Operating our own manufacturing facilities helps Garmin minimize problems, such as component shortages and long component lead times which are common in the electronics industry.  Many products can be re-engineered to bypass component shortages or reduce cost and the new designs can be delivered to market quickly.  Garmin reacts rapidly to changes in market demand by striving to maintain a safety stock of long-lead components and by rescheduling components from one product line to another.   Operating our own manufacturing facilities also allows Garmin to quickly adjust the mix of product production, helping to foster faster delivery response to the customer.

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

Materials

Although most components essential to Garmin’s business are generally available from multiple sources, certain key components, including, but not limited to, microprocessors, certain liquid crystal displays (“LCDs”), and certain  application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks. Many of these and other key components that are available from multiple sources, including, but not limited to, NAND flash memory, dynamic random access memory (“DRAM”), GPS chipsets and certain LCDs, are subject at times to industry-wide shortages and commodity pricing fluctuations.

Garmin and other participants in the personal computer, mobile communication, aviation electronics and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products.  In addition, Garmin uses some custom components that are not common to the rest of the personal computer, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased.  Garmin makes efforts to manage risks in these areas through the use of supply agreements for strategically important components.  Nevertheless, if  Garmin’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to Garmin, the Garmin’s financial condition and operating results could be materially adversely affected. Garmin’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Garmin’s requirements

Seasonality

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

As of January 21, 2010, Garmin’s worldwide IP portfolio includes over 450 patents and 300 trademark registrations.  Garmin was selected as a constituent of the 2010/2011 Ocean Tomo® 300 Patent Index  which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Environmental Matters

Garmin’s operations are subject to various environmental laws, including laws addressing air and water pollution and management of hazardous substances and wastes.  Substantial noncompliance with applicable environmental laws could have a material adverse effect on our business.  Currently, we do not anticipate material capital expenditures for environmental control facilities.

Environmental regulation of Garmin’s products is increasing.  Many of Garmin's products are subject to laws relating to the chemical and material composition of our products and their energy efficiency.  Garmin is also subject to laws requiring manufacturers to be financially responsible for collection, recovery and recycling of wastes from certain electronic products.  Compliance with current environmental laws does not have a material impact on our business, but the impact of future enactment of environmental laws cannot yet be fully determined and could be substantial.

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

Employees

As of December 25, 2010, Garmin had 8,897 full and part-time employees worldwide, of whom 3,470 were in the United States, 72 were in Canada, 4,419 were in Taiwan, 725 were in Europe, and 211 were in other global locations.   Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement.  Garmin considers its employee relations to be good.

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

                We have historically experienced substantial growth in the automotive/mobile segment which has resulted in GPS/navigation technologies being incorporated into competing devices such as mobile handsets and new automobiles through factory-installed systems.  Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for mobile devices.  The acceptance of this technology by consumers has halted our growth and could further reduce margins.  Navigation systems are also becoming more prevalent as optional equipment on new automobiles.  Increased navigation penetration on new automobiles could cause further declines in sales of our portable navigation devices and further reduce margins.

Our financial results are highly dependent on the automotive/mobile segment, which represents approximately 62% of our revenues and is maturing.

                We have historically experienced substantial growth in the automotive/mobile segment of our business as the products have become mass-market consumer electronics in both Europe and North America.  This market has peaked as penetration rates increase and competing technologies emerge.  This has resulted in lower revenues and lower earnings per share.

Economic conditions and uncertainty could adversely affect our revenue and margins.

Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete.  The current economic weakness and constrained consumer and business spending has resulted in decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailer and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse affect on our results of operations.

Gross margins for our products may fluctuate or erode.

Gross margins on our automotive/mobile products have been declining and are expected to decline in 2011 due to price reductions in the increasingly competitive market for personal navigation devices (PNDs) that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes.  In particular, the average selling prices of a specific product tend to decrease over that product’s life.  To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices.  However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future.  To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling.  Garmin Corporation, headquartered in Sijhih, Taiwan, uses the local currency as the functional currency.  The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.  In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.

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

Our effective tax rate is lower than the U.S. federal statutory rate, in part because we have benefited from incentives offered in Taiwan related to our high technology investments in Taiwan.  The loss of these tax benefits could have a significant effect on our financial results in the future.

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

 Although we do not foresee difficulty in continuing to license data at favorable pricing due to the long term license extension signed between Garmin and NAVTEQ in November 2007 (extending our NAVTEQ license agreement through 2017 with an option to extend through 2021), if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with NAVTEQ changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

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

Many of our products rely on the Global Positioning System.

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

Any reallocation or repurposing of radio frequency spectrum could cause harmful interference with the reception of Global Positioning System signals. This interference could harm our business.

Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s Global Positioning System satellites.  The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services.  International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.  Each country also has regulatory authority on how each band is used.  In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration share responsibility for radio frequency allocations and spectrum usage regulations.

Any ITU or national reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our business and our customers. For example, the FCC is currently considering a proposal by a private party, LightSquared, to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations in metropolitan areas throughout the United States.  If the FCC were to permit implementation of LightSquared’s proposal as is, terrestrial broadband wireless operations would create harmful interference to GPS receivers within range of such operations.

Our business is subject to disruptions and uncertainties caused by war or terrorism.

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

There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering one or more different bills, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol. These actions could increase costs associated with our operations, including costs for components used in the manufacture of our products and freight costs.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile.  During 2010, the price of our common shares ranged from a low of $26.55 to a high of $39.94. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

In addition, in recent years the stock market in general and the markets for shares of technology companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies.  Any such fluctuations in the future could adversely affect the market price of our common shares.

Our officers and directors exert substantial influence over us.

As of January 14, 2011, members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 44.80% of our outstanding common shares.  Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions.  This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

If we are unable to make distributions, if any, through a reduction of par value or to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value available for us to use for par value reductions will be limited. If we are unable to make a distribution through a reduction in par value or to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

Under Swiss tax law applicable until December 31, 2010, repurchases of shares for the purposes of capital reduction have been treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. On January 1, 2011, under Swiss laws the portion of the repurchase price that is attributed to the qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. We may follow a share repurchase process for future share repurchases, if any, similar to a "second trading line" on the Swiss Stock Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes.

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

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease.  This ground lease expires in 2030 but Garmin AT has the option to extend the ground lease until 2050.  Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land.  Garmin AT, Inc. also leases 43,870 square feet of office space in a separate Salem, OR building for Garmin’s newly-opened West Coast customer support call center.

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

Garmin International, Inc. also leases an additional: (i) 18,392 square feet of office space in Kansas City, Missouri for a call center operation; (ii) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (iii) 24,748 square feet of aggregate office space in two buildings in Tempe, Arizona for software development; (iv)  18,500 square feet of office space in Chanhassan, MN for its Digital Cyclone subsidiary; (v) 8,183 square feet of office space in Diamond Bar, California for software development; (vi) 5,952 square feet of office space (and 17,536 square feet of land on which the premises sits) in Wichita, Kansas for aviation development and support; and (vii) 5,700 square feet in Newport, Oregon for the former Nautamatic (now TR-1) marine autopilot operations.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Item 3.  Legal Proceedings

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

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681 (“the‘681 Patent”). Garmin has filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent. On January 11, 2011, the District Court in Düsseldorf issued decisions finding infringement of the ’892 and ’681 Patents.  Garmin intends to appeal these decisions.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

In the Matter of Certain Multimedia Display and Navigation Devices and Systems, Components Thereof, and Products Containing the Same.

On November 13, 2009, Pioneer Corporation and Pioneer Electronics (USA) Inc. (collectively, “Pioneer”) filed a complaint with the United States International Trade Commission (the “Commission”) against Garmin International, Inc., Garmin Corporation, and Honeywell International Inc. alleging violation of Section 337 of the Tariff Act of 1930 and infringement of U.S. Patent No. 5,365,448 (“the ’448 patent”), U.S. Patent No. 6,122,592 (“the ’592 patent”), and U.S. Patent No. 5,424,951 (“the ’951 patent”). On January 12, 2010, Garmin filed its Answer asserting the ’448 patent, the ’592 patent, and the ’951 patent are invalid and not infringed.  A hearing was held from September 13-21, 2010.  The parties completed their post-hearing briefing on October 14, 2010.  On December 16, 2010, the Administrative Law Judge issued an Initial Determination  concluding there is no violation of Section 337 and finding that the ’448, ’592, and ’951 patents are not infringed. On January 5, 2011 Pioneer filed a petition for review of the claim construction and non-infringement holdings of the Initial Determination.  Garmin awaits final confirmation of the Initial Determination by the Commission.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

Tqranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”).  Garmin believes that each claim of the ’903 patent is not infringed and/or invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”).  Garmin believes that each claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission against 33 companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”).  Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter.  Garmin is preparing to file its Answer asserting the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 3, 2011.

Dr. Min H. Kao, age 62, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004.  He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002.  Dr. Kao has served as a director and officer of various subsidiaries of the Company since August 1990.  Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 45, has served as a director of Garmin Ltd. since August 2004, and as President and Chief Operating Officer of Garmin Ltd. since October 2007. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995.  Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 48, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000.  He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 55, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2008. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2008.  He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001.  Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

Brian J. Pokorny, age 47, has been Vice President, Operations of Garmin International, Inc. since 2005. Previously, he was Director of Operations of Garmin International, Inc. from 1997 to 2005 and Production Planning Manager of Garmin International, Inc. from 1995 to 1997.  Mr. Pokorny holds a BS degree in Business Management and a MBA from the University of Nebraska - Lincoln and holds the professional certification of CPIM (Certified in Production and Inventory Management).

Danny J. Bartel, age 61, has been Vice President, Worldwide Sales of Garmin International, Inc. since 2006.   Previously, he was Technical/Survey Sales Manager of Garmin International, Inc. from 1992 to 1993, Director, Europe, Middle East and Africa of Garmin (Europe) Ltd. from 1994 to 1999, and Director of Consumer Electronic Sales of Garmin International, Inc. from 1999 to 2006. He has been a director of Garmin (Europe) Ltd. since July 2004.  Mr. Bartel holds a BS in Electrical Engineering from South Dakota State University and a BA in Management from Central Michigan University.

Gary V. Kelley, age 64, has been Vice President, Marketing of Garmin International, Inc. since 2005. Previously, he was Director of Marketing of Garmin International, Inc. from 1992 to 2005. He has also been Director of Marketing of Garmin USA, Inc. since January 2002. Mr. Kelley was a director of Garmin (Europe) Ltd. from 1993 to 2004.   Mr. Kelley holds a BBA degree from Baker University.  He also holds a commercial pilot license with instrument and flight instructor ratings.

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

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq National Market under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 17, 2011, there were 284 shareholders of record.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2010 and 2009 was as follows:

	Year Ended
	December 25, 2010		December 26, 2009
	High	Low	High	Low
First Quarter	$39.94	$30.70	$23.48	$15.17
Second Quarter	$39.14	$31.22	$25.99	$19.74
Third Quarter	$31.60	$26.55	$37.23	$22.67
Fourth Quarter	$34.00	$28.52	$39.58	$26.84

The Board of Directors declared a cash dividend of $1.50 per common share to shareholders of record on April 15, 2010 which was paid on April 30, 2010.   The Board of Directors declared a cash dividend of $0.75 per common share to shareholders of record on December 1, 2009 which was paid on December 15, 2009. Garmin currently expects to pay a cash dividend in 2011. The decision whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.  The Board of Directors will make a recommendation closer to the payment date based on the Company’s cash balance, cash requirements and cash flow generation.

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant.   This share repurchase authorization expires on December 31, 2011.  No shares were repurchased under the plan during the fourth quarter of 2010.

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

The following graph illustrates the cumulative total shareholder return (rounded to the nearest whole dollar) of Garmin common shares during the period from December 31, 2005 through December 31, 2010, and compares it to the cumulative total return on the NASDAQ Composite Index and the NASDAQ 100 Index.  Garmin is one of the constituent companies of the NASDAQ 100 Index. The comparison assumes a $100 investment on December 31, 2005, in Garmin common shares and in each of the foregoing indexes and assumes reinvestment of dividends.

	12/05	12/06	12/07	12/08	12/09	12/10

Garmin Ltd.	100.00	169.45	297.51	61.39	100.69	105.83
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ 100	100.00	110.76	133.59	80.41	122.45	140.69

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data of the Company.  The selected consolidated balance sheet data as of December 25, 2010 and December 26, 2009 and the selected consolidated statement of income data for the years ended December 25, 2010, December 26, 2009, and December 27, 2008 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K.  The selected consolidated balance sheet data as of  December 27, 2008, December 29, 2007, and December 30, 2006 and the selected consolidated statement of income data for the years ended December 29, 2007 and December 30, 2006 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006
	(in thousands, except per share data)
Consolidated Statements of
Income Data:
Net sales	$2,689,911	$2,946,440	$3,494,077	$3,180,319	$1,774,000
Cost of goods sold	1,343,537	1,502,329	1,940,562	1,717,064	891,614
Gross profit	1,346,374	1,444,111	1,553,515	1,463,255	882,386

Operating expenses:
Advertising expense	144,613	155,521	208,177	206,948	114,749
Selling, general and administrative	287,824	264,202	277,212	189,550	99,764
Research and development	277,261	238,378	206,109	159,406	113,314
Total operating expenses	709,698	658,101	691,498	555,904	327,827

Operating income	636,676	786,010	862,017	907,351	554,559
Other income/(expense), net (2), (3), (4)	(59,404)	22,641	52,349	70,922	39,995
Income before income taxes	577,272	808,651	914,366	978,273	594,554

Income tax provision/(benefit) (5)	(7,331)	104,701	181,518	123,262	80,431
Net income	$584,603	$703,950	$732,848	$855,011	$514,123

Net income per share: (6)
Basic	$2.97	$3.51	$3.51	$3.95	$2.38
Diluted	$2.95	$3.50	$3.48	$3.89	$2.35
Weighted average common shares outstanding: (6)
Basic	196,979	200,395	208,993	216,524	216,340
Diluted	198,009	201,161	210,680	219,875	218,845

Cash dividends per share (6)	$1.50	$0.75	$0.75	$0.75	$0.50

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,260,936	$1,091,581	$696,335	$707,689	$337,321
Marketable securities	801,819	766,047	274,895	424,505	480,876
Total assets	3,988,688	3,828,082	2,934,421	3,291,460	1,897,020
Total debt	-	-	-	-	248
Total stockholders' equity	3,049,562	2,836,447	2,225,854	2,350,614	1,557,899

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks.
(2)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(3)
Includes $23.0 million and $0.6 million for foreign currency gains in 2007 and 2006 respectively, and $88.4 million, $6.0 million and $35.3 million for foreign currency losses in 2010, 2009 and 2008 respectively.

(4)	Includes a $72.4 million gain on sale of equity securities primarily related to the sale of our equity interest in Tele Atlas N.V. and related foreign currency exchange effects in 2008.
(5)
Includes a $98.7 million one-time income tax reserve release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.

(6)	All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a 2-for-1 split of the Company's common stock effective August 15, 2006.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year.  Fiscal years 2010, 2009, and 2008 contained 52 weeks.  Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods.  Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits.  Our sales have increased at a compounded annual growth rate of 11% since 2006 and our net income has increased at a compounded annual growth rate of 3% since 2006.  The vast majority of this growth has been organic; only a very small amount of new revenue occurred as a result of the acquisition of Dynastream Innovations Inc. in 2006, Digital Cyclone, Inc. and the assets of Nautamatic Marine Systems, Inc. in 2007, eleven European distributors between 2007 and 2010, and MetriGear, Inc. in 2010.  These acquisitions had no significant impact on net income for those years.

Since our principal locations are in the United States, Taiwan and the U.K., we experience some foreign currency fluctuations in our operating results.  The table below provides a listing of our functional currency by subsidiary excluding the European subsidiaries that utilize the Euro.

Garmin (Europe) Ltd	US Dollar
Garmin Corporation	Taiwan Dollar
Garmin International	US Dollar
Garmin Norge	Norwegian Kroner
Dynastream Innovations	Canadian Dollar
Garmin Danmark	Danish Krone
Garmin Sweden	Swedish Brona
Garmin Australasia	Australian Dollar
Garmin Polska	Polish Zloty
Garmin Japan	Japanese Yen
Garmin China	Chinese Renminbi

Approximately 77% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro.  We experienced ($88.4) million, ($6.0) million, and ($35.3) million in foreign currency losses during fiscal years 2010, 2009, and 2008, respectively.  The 2008 foreign currency loss includes a realized gain of $21.5 million due to the strengthening of the Euro between the date we purchased shares in Tele Atlas N.V. in October 2007 and the tender of shares in February, March, and June 2008.  To date, we have not entered into hedging transactions related to any currency, and we do not currently plan to utilize hedging transactions in the future.

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

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the currently estimated 36-month life of the products.

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.  In addition to the products listed below, the Company has offered certain other products that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMU) bundled in the original purchase price.  Similar to nüMaps Lifetime™ which was introduced in January 2009, this enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The Company has identified two deliverables contained in arrangements involving the sale of PNDs including LMU. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the LMU. The Company has allocated revenue between these two deliverables using the relative selling price method determined primarily using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  Amounts allocated to the LMU are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

In addition, Garmin offers PNDs with premium traffic bundled in the original purchase price in the European market.  The Company has identified two deliverables contained in arrangements involving the sale of PNDs including premium traffic. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the premium traffic service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  Amounts allocated to the premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

In 2009, Garmin introduced the nüvi 1690, a premium PND with a built-in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  The Company has identified two deliverables contained in arrangements involving the sale of the nüvi 1690. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  Amounts allocated to the nüLink services are deferred and recognized on a straight-line basis over the 24-month life of the service.

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

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit based on our evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected within 80 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

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

Testing for impairment of investments requires significant management judgment.   The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements.   The discovery of new information and the passage of time can significantly change these judgments.    Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time.  The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment.

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

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold.  In 2010, gross margin for our automotive/mobile segment declined 160 basis points as the average selling price declines outpaced raw material price declines.  In addition, the deferral of high margin revenue and the related costs increased significantly as the product mix shifted toward products bundled with lifetime maps.  See Note 2 for further information.  This was partially offset by a positive refinement in the warranty reserve.  In 2009, gross margin for our automotive/mobile segment increased 350 basis points as benefits from raw material price declines and operating efficiencies exceeded the average selling price decline.  In 2008, gross margin for our automotive/mobile segment declined 310 basis points as the average selling price continued to decline and we experienced further shift in product mix to lower-margin product groups.  These impacts were somewhat offset by raw material price declines, most significantly flash memory.  Gross margins for the aviation, marine, and outdoor/fitness segments are more stable.  Our long-term gross margin targets are 65%, 55% and 55%, respectively, for these segments.

Our existing practice of performing the design and manufacture of our products in-house has enabled us to utilize alternative lower cost components from different suppliers and, where possible, to redesign our products to permit us to use these lower cost components.  We believe that because of our practice of performing the design, manufacture and marketing of our products in-house, our Sijhih, Jhongli, and Lin-Kou manufacturing plants in Taiwan, our Olathe, Kansas, and Salem, Oregon manufacturing plants have experienced relatively low costs of manufacturing.  In general, products manufactured in Taiwan have been our highest volume products.  Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit.  In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points.  The average selling prices of our aviation, outdoor/fitness, and marine products have been stable due to product mix and the introduction of more advanced products sold at higher prices.  The effect of the sales price differences inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

Advertising Expense

Our advertising expenses consist of costs for both media advertising and cooperative advertising with our retail partners.  As revenues grew in 2008, advertising expense also increased.  In 2009-2010, we reduced our advertising expense as revenues declined and the public became more aware of GPS technology.  The reduction did not have a negative impact on our market share.  We expect advertising costs to decrease in 2011 as revenues decline.

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

Selling, general and administrative expenses increased in 2010 due to legal costs, fees associated with the Swiss redomestication, and growth in product support and information technology to support our growing installed base of users.  Due to the economic pressure on our consumer-oriented business, we decreased selling, general and administrative expenses in 2009.  As revenues grew in 2008, selling, general and administrative expenses increased.  We expect selling, general and administrative costs, excluding advertising, to be stable or decline slightly in 2011 as revenues decline.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development.  Approximately 87% of the research and development of our products is performed in North America.   The remainder of our research and development activities is performed primarily by our Taiwan engineering group.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices.  We expect our research and development budget in absolute terms to be stable in 2011.

Customers

Our top ten customers have contributed between 34% and 36% of net sales since 2008.  We have experienced average sales days in our customer accounts receivable of between 70 and 78 days since 2008.  We have experienced an increase in the level of customer accounts receivable days due to changes in product mix, longer payment terms, and macroeconomic conditions.  We expect to reduce the level of customer accounts receivable days as we negotiate shorter payment terms with our customers.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate.  As a result, our consolidated effective tax rate was approximately (1.3%) during 2010.  The negative rate was due to the impact of one-time items booked in 2010.  The one-time items of ($98.7) million include the release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 15.8% for 2010 compared to 12.9% for 2009.  This increase resulted from an unfavorable mix of taxable income among the tax jurisdictions in which the Company operates.  We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2015.   Management believes that due to lower operating margins predicted for fiscal 2011, there may be slightly less revenue recognized by entities in lower tax rate jurisdictions.  Therefore, the effective tax rate for fiscal 2011 is expected to be higher than fiscal 2010.  The actual effective tax rate will be dependent upon the operating margins, production volume, additional capital investments made during fiscal 2011, and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	Fiscal Years Ended
	Dec. 25,	Dec. 26,	Dec. 27,
	2010	2009	2008
Net sales	100%	100%	100%
Cost of goods sold	50%	51%	55%
Gross profit	50%	49%	45%
Operating expenses:
Advertising	5%	5%	6%
Selling, general and administrative	11%	9%	8%
Research and development	10%	8%	6%
Total operating expenses	26%	22%	20%
Operating income	24%	27%	25%
Other income / (expense) , net	-2%	0%	1%
Income before income taxes	22%	27%	26%
Provision for income taxes	0%	3%	5%
Net income	22%	24%	21%

The following table sets forth our results of operations through income before income taxes for each of our four segments during the period shown.   For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

	Outdoor/		Automotive/
	Fitness	Marine	Mobile	Aviation
Fiscal year ended December 25, 2010

Net sales	$559,592	$198,860	$1,668,939	$262,520
Cost of goods sold	195,136	74,212	995,986	78,203
Gross profit	364,456	124,648	672,953	184,317

Advertising	24,485	9,834	106,950	3,344
Selling, general and administrative expenses	58,313	23,497	188,799	17,215
Research and development	30,633	23,854	131,290	91,484
Total expenses	113,431	57,185	427,039	112,043

Operating income	251,025	67,463	245,914	72,274
Other income / (expense), net	(13,553)	(5,032)	(40,027)	(792)

Income before income taxes	$237,472	$62,431	$205,887	$71,482

	Outdoor/		Automotive/
	Fitness	Marine	Mobile	Aviation
Fiscal year ended December 26, 2009

Net sales	$468,924	$177,644	$2,054,127	$245,745
Cost of goods sold	162,082	72,429	1,192,227	75,591
Gross profit	306,842	105,215	861,900	170,154

Advertising	23,262	9,682	118,713	3,864
Selling, general and administrative expenses	47,799	18,177	172,473	25,753
Research and development	23,776	21,448	110,907	82,247
Total expenses	94,837	49,307	402,093	111,864

Operating income	212,005	55,908	459,807	58,290
Other income / (expense), net	(5,963)	1,522	28,777	(1,695)

Income before income taxes	$206,042	$57,430	$488,584	$56,595

	Outdoor/		Automotive/
	Fitness	Marine	Mobile	Aviation
Fiscal year ended December 27, 2008

Net sales	$427,783	$204,477	$2,538,411	$323,406
Cost of goods sold	181,037	93,052	1,560,816	105,657
Gross profit	246,746	111,425	977,595	217,749

Advertising	27,932	14,532	160,926	4,787
Selling, general and administrative expenses	32,800	17,536	206,954	19,922
Research and development	25,419	19,374	85,610	75,706
Total expenses	86,151	51,442	453,490	100,415

Operating income	160,595	59,983	524,105	117,334
Other income / (expense), net	5,391	3,921	41,634	1,403

Income before income taxes	$165,986	$63,904	$565,739	$118,737

Comparison of 52-Weeks Ended December 25, 2010 and December 26, 2009

Net Sales

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$559,592	21%	$468,924	16%	$90,668	19%
Marine	198,860	7%	177,644	6%	21,216	12%
Automotive/Mobile	1,668,939	62%	2,054,127	70%	(385,188)	-19%
Aviation	262,520	10%	245,745	8%	16,775	7%
Total	$2,689,911	100%	$2,946,440	100%	$(256,529)	-9%

Net sales decreased 9% in 2010 when compared to the year-ago period.  The decrease occurred in automotive/mobile and was partially offset by revenue growth in outdoor/fitness, marine and aviation.  The outdoor/fitness segment experienced the greatest increase at 19%.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 70% in 2009 to 62% in 2010.

Total unit sales decreased 4% to 16.0 million units in 2010 from 16.6 million units in 2009.   The declining unit sales volume in 2010 was attributable to a decline in automotive/mobile units due to increased saturation in the segment and competing technologies partially offset by increasing volumes in the outdoor/fitness, marine and aviation segments.

Automotive/mobile segment revenue declined 19% in 2010, as the average selling price and volumes declined 11% and 9%, respectively.   Outdoor/fitness segment revenue increased 19% on the strength of recent product introductions that expand the addressable market and ongoing global penetration.  Marine revenues increased 12% due to product introductions, slight industry recovery and market share gains.  Aviation revenues increased 7% as the Company delivered into additional cockpits and the retrofit business began to recover.

The Company anticipates ongoing revenue declines in 2011 driven by the automotive/mobile segment with partially offsetting growth in the outdoor/fitness, aviation and marine segments.  In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor/Fitness	$195,136	35%	$162,082	35%	$33,054	20%
Marine	$74,212	37%	$72,429	41%	1,783	2%
Automotive/Mobile	$995,986	60%	$1,192,227	58%	(196,241)	-16%
Aviation	$78,203	30%	$75,591	31%	2,612	3%
Total	$1,343,537	50%	$1,502,329	51%	$(158,792)	-11%

Cost of goods sold decreased 11% in 2010 when compared to the year-ago period which was generally consistent with the change in revenue.  The absolute dollar decrease occurred in automotive/mobile and was partially offset by cost of goods increases in outdoor/fitness, marine and aviation. Cost of goods sold in 2010 was positively impacted by 160 basis points due to a $42.8 million warranty adjustment related to refinement in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor/fitness and marine having the largest benefits.   Cost per unit declined in all segments driving stable to improving margins in outdoor/fitness, marine and aviation.

Management believes that cost of goods sold as a percentage of sales will be stable in 2011 given current component pricing.

Gross Profit

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$364,456	65%	$306,842	65%	$57,614	19%
Marine	124,648	63%	105,215	59%	19,433	18%
Automotive/Mobile	672,953	40%	861,900	42%	(188,947)	-22%
Aviation	184,317	70%	170,154	69%	14,163	8%
Total	$1,346,374	50%	$1,444,111	49%	$(97,737)	-7%

Gross profit dollars in 2010 decreased 7% while gross profit margin percentage increased 110 basis points compared to 2009.  Gross profit margins were stable to increasing in all segments excluding the automotive/mobile segment when compared to 2009.

The automotive/mobile segment gross profit margin percentage decrease of 160 basis points was driven by an 11% decrease in average selling price which was only partially offset by a decline in per unit costs including the warranty benefit.   Gross profit dollars of the automotive/mobile segment declined to 50% of total gross profit dollars from 60% in 2009.  Gross profit dollars for marine increased 18% compared to 2009 due to product mix shifting toward higher margin units.  Gross profit dollars for outdoor/fitness increased by 19% to $364.5 million due to strong revenue growth in the segment.

Management believes that total company gross margins will be stable in 2011 as growth occurs in segments with higher margin profiles offsetting continued margin pressure in the automotive/mobile segment due to price declines.

Advertising Expenses

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor/Fitness	$24,485	4%	$23,262	5%	$1,223	5%
Marine	9,834	5%	9,682	5%	152	2%
Automotive/Mobile	106,950	6%	118,713	6%	(11,763)	-10%
Aviation	3,344	1%	3,864	2%	(520)	-13%
Total	$144,613	5%	$155,521	5%	$(10,908)	-7%

Advertising expense decreased 7% in absolute dollars and was flat as a percentage of revenues when compared to 2009.  As a percent of revenues, advertising expenses were 5% in both 2010 and 2009.  The absolute dollar decrease occurred primarily in the automotive/mobile segment due to reduced cooperative advertising paid to our retail partners partially offset by mobile handset specific advertising.  Further offsetting the decline was increased advertising for outdoor/fitness where we continue to invest for growth.

Management expects to maintain advertising as a percentage of sales constant in 2011.

Selling, General and Administrative Expenses

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$58,313	10%	$47,799	10%	$10,514	22%
Marine	23,497	12%	18,177	10%	5,320	29%
Automotive/Mobile	188,799	11%	172,473	8%	16,326	9%
Aviation	17,215	7%	25,753	10%	(8,538)	-33%
Total	$287,824	11%	$264,202	9%	$23,622	9%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to 2009.  As a percent of revenues, selling, general and administrative expenses increased from 9% of revenues in 2009 to 11% of revenues in 2010. The expense increase was primarily driven by legal costs, fees associated with the Swiss redomestication, and growth in product support and information technology to support our growing installed base of users.  Aviation costs declined year-over-year due to a 2009 bad debt accrual driven by cash collection risks associated with several of our customers that did not reoccur in 2010.

Management expects selling, general and administrative expenses to decline in absolute dollars but to increase as a percentage of sales in 2011 as revenue declines outpace cost reductions.

Research and Development Expense

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$30,633	5%	$23,776	5%	$6,857	29%
Marine	23,854	12%	21,448	12%	2,406	11%
Automotive/Mobile	131,290	8%	110,907	5%	20,383	18%
Aviation	91,484	35%	82,247	33%	9,237	11%
Total	$277,261	10%	$238,378	8%	$38,883	16%

Research and development expense increased 16% due to ongoing development activities for new products including the mobile handset initiative which has now been cancelled, and the addition of over 350 new engineering personnel to our staff during the period.   In absolute dollars, research and development costs increased $38.9 million primarily in the auto/mobile segment, when compared with the year-ago period and increased 220 basis points as a percent of revenue.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products.  Management expects that its research and development expenses will be stable during fiscal 2011 on an absolute dollar basis in order to deliver innovative new products and technologies.

Operating Income

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$251,025	45%	$212,005	45%	$39,020	18%
Marine	67,463	34%	55,908	31%	11,555	21%
Automotive/Mobile	245,914	15%	459,807	22%	(213,893)	-47%
Aviation	72,274	28%	58,290	24%	13,984	24%
Total	$636,676	24%	$786,010	27%	$(149,334)	-19%

Operating income decreased 300 basis points as a percent of revenue and 19% in absolute dollars when compared to the year-ago period as gross margin percentage improvements and reduced advertising expense were more than offset by declining revenues and increased selling, general and administrative and research and development expenses.

The automotive/mobile operating margin declined from 22% in 2009 to 15% in 2010 due to a 160 basis point decline in gross margins and selling, general and administrative and research and development expense increases during a period of declining revenues.  The aviation operating margin increased from 24% in 2009 to 28% in 2010 as gross margins improved 100 basis points

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 25, 2010	December 26, 2009
Interest Income	$24,979	$23,519
Interest Expense	(1,246)	-
Foreign Currency Exchange	(88,377)	(6,040)
Gain/(Loss) on sale of marketable securities	(2,382)	2,741
Other	7,622	2,421
Total	$(59,404)	$22,641

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses.  Other income (expense) was lower in fiscal 2010 relative to fiscal 2009, with the majority of this difference caused by a large foreign currency loss in 2010.  Interest income for fiscal 2010 increased due to increasing cash and marketable securities balances during the year partially offset by decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   Due to the relative size of entities using other currencies, movements are not expected to have a material impact on the Company’s financial statements.  The Euro is the functional currency of all subsidiaries excluding those shown below.  As subsidiaries have grown, currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.

The $88.4 million currency loss in 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling, as well as the weakening of the U.S. Dollar compared to the Taiwan Dollar.  During 2010, the U.S. Dollar strengthened 8.8% and 3.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $51.0 million.  A loss of $38.7 million resulted due to the U.S. Dollar weakening 5.9% against the Taiwan Dollar.  The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. The remaining net currency gain of $1.3 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes fell 29% when compared to 2009 and our income tax expense decreased by $112.0 million, to ($7.3) million, for fiscal year 2010 from $104.7 million for fiscal year 2009.  The significant decline in income tax expense was due to the impact of one-time items booked in 2010.  The one-time items of ($98.7) million include release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 15.8% for 2010 compared to 12.9% for 2009.  The increase in the adjusted effective tax rate as compared to 2009 is largely due to an unfavorable mix of income among taxing jurisdictions.

Net Income

As a result of the various factors noted above, net income decreased 17% to $584.6 million for fiscal year 2010 compared to $704.0 million for fiscal year 2009.

Comparison of 52-Weeks Ended December 26, 2009 and December 27, 2008

Net Sales

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor/Fitness	$468,924	16%	$427,783	12%	$41,141	10%
Marine	177,644	6%	204,477	6%	(26,833)	-13%
Automotive/Mobile	2,054,127	70%	2,538,411	73%	(484,284)	-19%
Aviation	245,745	8%	323,406	9%	(77,661)	-24%
Total	$2,946,440	100%	$3,494,077	100%	$(547,637)	-16%

Net sales decreased 16% in 2009 when compared to the year-ago period.  The decrease occurred across all segments, except outdoor/fitness, with the greatest decreases in the automotive/mobile and aviation segments.  Automotive/mobile revenue was the largest portion of our revenue mix, but declined from 73% in 2008 to 70% in 2009.

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

Automotive/mobile segment revenue declined 19% in 2009 as the average selling price declined 18% and volumes declined 2%.  Average selling price declines continue to be attributable to the competitive environment in which our automotive/mobile products compete.  The aviation and marine segments declined 24% and 13%, respectively in 2009, as both industries experienced significant slowdowns associated with the macroeconomic conditions.  Outdoor/fitness segment revenue increased 10% due to new product introductions, including the Dakota™ series, the Forerunner® 405CX, the Forerunner® 310XT and Edge® 500, and increasing global penetration of the fitness category.  All segments showed improving trends in the second half of 2009 as the macroeconomic conditions improved.

Cost of Goods Sold

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor/Fitness	$162,082	35%	$181,037	42%	$(18,955)	-10%
Marine	$72,429	41%	$93,052	46%	(20,623)	-22%
Automotive/Mobile	$1,192,227	58%	$1,560,816	61%	(368,589)	-24%
Aviation	75,591	31%	$105,657	33%	(30,066)	-28%
Total	$1,502,329	51%	$1,940,562	56%	$(438,233)	-23%

Cost of goods sold decreased 23% in 2009 when compared to 2008 due primarily to the 16% decline in revenue.  In addition, cost per unit declined in all segments driving cost of goods sold as a percentage of revenue lower due to material cost reductions.  This savings was partially offset by inventory reserves associated with the mobile handset initiatives.

Gross Profit

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor/Fitness	$306,842	65%	$246,746	58%	$60,096	24%
Marine	105,215	59%	111,425	54%	(6,210)	-6%
Automotive/Mobile	861,900	42%	977,595	39%	(115,695)	-12%
Aviation	170,154	69%	217,749	67%	(47,595)	-22%
Total	$1,444,111	49%	$1,553,515	44%	$(109,404)	-7%

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

Advertising Expenses

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,262	5%	$27,932	7%	$(4,670)	-17%
Marine	9,682	5%	14,532	7%	(4,850)	-33%
Automotive/Mobile	118,713	6%	160,926	6%	(42,213)	-26%
Aviation	3,864	2%	4,787	1%	(923)	-19%
Total	$155,521	5%	$208,177	6%	$(52,656)	-25%

Advertising expense decreased both as a percentage of sales and in absolute dollars when compared to 2008.  As a percent of sales, advertising expenses declined to 5% in 2009 compared to 6.0% in 2008.  The decrease was a result of actions taken by the company to reduce costs as the macroeconomic conditions impacted sales across our segments and around the world combined with lower cooperative advertising which is tied to net sales levels.

Selling, General and Administrative Expenses

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor/Fitness	$47,799	10%	$32,800	8%	$14,999	46%
Marine	18,177	10%	17,536	9%	641	4%
Automotive/Mobile	172,473	8%	206,954	8%	(34,481)	-17%
Aviation	25,753	10%	19,922	6%	5,831	29%
Total	$264,202	9%	$277,212	8%	$(13,010)	-5%

Selling, general and administrative expense decreased 5% in 2009 while it increased as a percentage of sales compared to 2008 as costs throughout the Company were reduced but not as rapidly as the revenue declines.  The decline in costs was primarily related to a reduction in bad debt expense due to specific reserves recorded in 2008 as a result of vendor bankruptcies offset by increased costs for product support and information technology.  The increased expense for the outdoor/fitness segment and the decreased expense for the automotive/mobile segment were driven by the allocation of costs based on revenues.  As outdoor/fitness revenues have increased as a percentage of revenues, additional selling, general and administrative expenses are shifted to the segment.  As a percent of sales, selling, general and administrative expenses increased from 8% in 2008 to 9% of sales in 2009, as revenues declined.

Research and Development Expense

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor/Fitness	$23,776	5%	$25,419	6%	$(1,643)	-6%
Marine	21,448	12%	19,374	9%	2,074	11%
Automotive/Mobile	110,907	5%	85,610	3%	25,297	30%
Aviation	82,247	33%	75,706	23%	6,541	9%
Total	$238,378	8%	$206,109	6%	$32,269	16%

The increase in research and development expense dollars was due to ongoing development activities for new products including the mobile handset initiative, the addition of 230 new engineering personnel to our staff during the period, and an increase in engineering program costs in 2009 as a result of our continued emphasis on product innovation.

Operating Income

	52-weeks ended December 26, 2009		52-weeks ended December 27, 2008		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor/Fitness	$212,005	45%	$160,595	38%	$51,410	32%
Marine	55,908	31%	59,983	29%	(4,075)	-7%
Automotive/Mobile	459,807	22%	524,105	21%	(64,298)	-12%
Aviation	58,290	24%	117,334	36%	(59,044)	-50%
Total	$786,010	27%	$862,017	25%	$(76,007)	-9%

Operating income increased 200 basis points as a percent of revenue but decreased 9% in absolute dollars when compared to the year-ago period as gross margin percentage improvements and reduced advertising expense were more than offset by declining revenues and increased research and development expenses.

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 26, 2009	December 27, 2008
Interest Income	$23,519	$35,535
Foreign Currency Exchange	(6,040)	(35,286)
Gain on sale of marketable securities	2,741	50,884
Other	2,421	1,216
Total	$22,641	$52,349

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

Income Tax Provision

Our fiscal 2009 earnings before taxes fell 12% when compared to 2008, while our income tax expense decreased 42%.  Income taxes fell $76.8 million, to $104.7 million, for fiscal year 2009 from $181.5 million for fiscal year 2008, due to a lower effective tax rate and the reduced earnings before taxes.  The effective tax rate was 12.9% for fiscal 2009 compared to 19.9% for fiscal 2008.  The decrease in tax rate is due to the favorable mix of taxable income among the tax jurisdictions in which the Company operates and the release of income tax reserves for which the statute of limitations has expired.

Net Income

As a result of the various factors noted above, net income decreased 4% to $704.0 million for fiscal year 2009 compared to $732.8 million for fiscal year 2008.

Liquidity and Capital Resources

Net cash generated by operations was $770.6 million, $1,094.5 million, and $862.2 million for fiscal years 2010, 2009, and 2008, respectively.  Primary drivers of the cash generation in 2010 included $584.6 million of net income with non-cash adjustments for depreciation/amortization of $94.7 million, foreign currency unrealized losses of $62.8 million, stock compensation expense of $40.3 million, $129.7 million related to decreased accounts receivable as sales levels have declined and $131.3 million of sales for which cash was received but revenue was deferred as required by our revenue recognition policies.  This cash generation was partially offset by uses of cash including a $144.5 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and the $146.4 million reversal of tax reserves associated with both release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US and expiration of statute of limitations, a $81.4 million reduction in accounts payable primarily in our Taiwan manufacturing operations due to timing of payments, and a $77.1 million increase in inventories following a low inventory level exiting 2009.  The decline in cash flow from operations over 2009 levels was due to reduced net income levels and the effect of the non cash income tax benefit realized from reduced tax reserves. We expect to generate cash flow from operations in 2011 with ongoing net income, as well as working capital gains through reduced accounts receivable and inventory levels as sales decline.

Cash flow used in investing activities was $72.9 million, $547.9 million and $56.3 million for fiscal 2010, 2009 and 2008, respectively.  Cash flow used in investing activities principally relates to the net redemption of or investment in fixed income securities, capital expenditures and acquisitions.  Capital expenditures in 2010 totaled $32.2 million and related to business operations and maintenance activities.  This has declined significantly from 2008 spending levels due to the completion of production and warehouse facility expansions.  We have budgeted approximately $50 million of capital expenditures during fiscal 2011 to include normal ongoing capital expenditures and maintenance activities.  In 2010 and 2009, net investment in fixed income securities of our on-hand cash was $25.5 million and $491.0 million, respectively, as we invested excess cash.   In 2008, the net sale of fixed income securities was primarily related to $239.3 million of cash generated from the tender of our shares of Tele Atlas N.V.  It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.  Garmin’s average interest rate returns on cash and investments during fiscal 2010, 2009 and 2008 were approximately 1.3%, 1.7% and 3.4%, respectively.    In 2010, cash flow used in investing activities also included the acquisition of MetriGear, Inc.  In 2008, cash flow used in investing for acquisitions related to the purchase of European distributors.

Net cash used by financing activities in fiscal 2010 was $510.8 million resulting from the use of $298.9 million for payment of our declared dividend and $225.9 million for stock repurchased under our stock repurchase plan, partially offset by $14.0 million from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.  The 2010 dividend paid was significantly higher than prior years as the dividend was increased to $1.50 per share.  Stock repurchases are made at the discretion of management under repurchase programs approved by the Board of Directors as business and market conditions warrant.  In 2010, 2009 and 2008, the Company repurchased 7.4 million shares, 0.7 million shares and 17.1 million shares, respectively.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, to pay dividends and to repurchase shares.  We expect that future cash requirements will principally be for capital expenditures, working capital, repurchase of shares, payment of dividends declared, and the funding of strategic acquisitions.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2011.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 25, 2010, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$44,920	$10,397	$17,737	$12,205	$4,581

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, Europe, and Canada.

We may be required to make significant cash outlays related to unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $153.6 million as of December 25, 2010, have been excluded from the contractual obligations table above.  For further information related to unrecognized tax benefits, see Note 2, “Income Taxes”, to the consolidated financial statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling.  Garmin Corporation, headquartered in Sijhih, Taiwan, uses the local currency as the functional currency.  The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year.  In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.

All European subsidiaries excluding Garmin (Europe) Ltd., Garmin Danmark, Garmin Sweden, Garmin Polska and Garmin Norge use the Euro as the functional currency.  The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar.  The Company believes that gains and losses will become more material in the future as our European presence grows.  In 2010, the U.S. Dollar strengthened 8.8% relative to the Euro and 3.3% relative to the British Pound Sterling.   These currency moves resulted in a foreign currency loss of $51.0 million in Garmin Ltd. and our European subsidiaries.  A loss of $38.7 million resulted due to the U.S. Dollar weakening 5.9% against the Taiwan Dollar.  The net result of these currency moves combined with other gains of $1.3 million, and the timing of transactions during the year was a net loss of $88.4 million for the Company and a cumulative translation adjustment of $61.7 million at the end of fiscal 2010.

Interest Rate Risk

We have no outstanding long-term debt as of December 25, 2010.   We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.  A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses.  At December 25, 2010, cumulative unrealized losses on those securities were $4.6 million.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 25, 2010, December 26, 2009 and December 27, 2008

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 25, 2010 and December 26, 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 25, 2010 and December 26, 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 25, 2010, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 23, 2011

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In thousands, except share information)

	December 25,	December 26,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,260,936	$1,091,581
Marketable securities (Note 3)	24,418	19,583
Accounts receivable, less allowance for doubtful accounts of
$31,822 in 2010 and $36,673 in 2009	747,249	874,110
Inventories, net	387,577	309,938
Deferred income taxes (Note 6)	33,628	61,397
Deferred costs	20,053	5,314
Prepaid expenses and other current assets	24,894	34,156
Total current assets	2,498,755	2,396,079

Property and equipment, net
Land and improvements	94,792	92,088
Building and improvements	274,163	268,011
Office furniture and equipment	98,779	84,544
Manufacturing equipment	119,829	115,179
Engineering equipment	71,709	65,240
Vehicles	18,437	15,247
	677,709	640,309
Accumulated depreciation	(249,904)	(198,971)
	427,805	441,338

Restricted cash (Note 4)	1,277	2,047
Marketable securities (Note 3)	777,401	746,464
License agreements, net	1,800	15,400
Noncurrent deferred income tax (Note 6)	73,613	20,498
Noncurrent deferred costs	24,685	7,996
Other intangible assets	183,352	198,260
Total assets	$3,988,688	$3,828,082

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132,348	$203,388
Salaries and benefits payable	49,288	45,236
Accrued warranty costs	49,885	87,424
Accrued sales program costs	107,261	119,150
Deferred revenue	89,711	27,910
Accrued royalty costs	95,086	103,195
Accrued advertising expense	21,587	34,146
Other accrued expenses	63,043	40,373
Deferred income taxes (Note 6)	4,800	2,208
Income taxes payable	56,028	22,846
Total current liabilities	669,037	685,876

Deferred income taxes (Note 6)	6,986	10,170
Non-current income taxes	153,621	255,748
Non-current deferred revenue	108,076	38,574
Other liabilities	1,406	1,267

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued and 194,358,038 shares outstanding at December 25, 2010;
Common stock, $0.005 par value, 1,000,000,000 shares authorized
Issued and outstanding shares - 200,274,000 in 2009
(Notes 9, 10, 11, and 12):	1,797,435	1,001
Additional paid-in capital	38,268	32,221
Treasury stock	(106,758)	-
Retained earnings	1,264,613	2,816,607
Accumulated other comprehensive gain/(loss)	56,004	(13,382)
Total stockholders' equity	3,049,562	2,836,447
Total liabilities and stockholders' equity	$3,988,688	$3,828,082

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008

Net sales	$2,689,911	$2,946,440	$3,494,077
Cost of goods sold	1,343,537	1,502,329	1,940,562
Gross profit	1,346,374	1,444,111	1,553,515

Advertising expense	144,613	155,521	208,177
Selling, general and administrative expenses	287,824	264,202	277,212
Research and development expense	277,261	238,378	206,109
	709,698	658,101	691,498
Operating income	636,676	786,010	862,017

Other income (expense):
Interest income	24,979	23,519	35,535
Interest expense	(1,246)	-	(607)
Foreign currency	(88,377)	(6,040)	(35,286)
Gain/(loss) on sale of marketable securities	(2,382)	2,741	50,884
Other	7,622	2,421	1,823
	(59,404)	22,641	52,349
Income before income taxes	577,272	808,651	914,366

Income tax provision (benefit): (Note 6)
Current	(11,636)	128,036	136,252
Deferred	4,305	(23,335)	45,266
	(7,331)	104,701	181,518
Net income	$584,603	$703,950	$732,848

Basic net income per share (Note 10)	$2.97	$3.51	$3.51
Diluted net income per share (Note 10)	$2.95	$3.50	$3.48

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share and Per Share Information)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Dollars	Capital	Stock	Earnings	Gain/(Loss)	Total
Balance at December 29, 2007	216,980	$1,086	$132,264	$0	$2,171,134	$46,130	$2,350,614
Net income	–	–	–	–	732,848	–	732,848
Translation adjustment	–	–	(3,053)	–	(1,595)	(14,991)	(19,639)
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $150	–	–	–	–	–	(68,790)	(68,790)
Comprehensive income							644,419
Dividends paid	–	–	–	–	(150,251)	–	(150,251)
Tax benefit from exercise of employee stock options	–	–	2,143	–	–	–	2,143
Issuance of common stock from exercise of stock options	158	2	2,873	–	–	–	2,875
Stock compensation	–	–	38,872	–	–	–	38,872
Purchase and retirement of common stock	(17,138)	(86)	(182,128)	–	(489,633)	–	(671,847)
Issuance of common stock through stock purchase plan	363	–	9,029	–	–	–	9,029
Balance at December 27, 2008	200,363	$1,002	$0	$0	$2,262,503	$(37,651)	$2,225,854
Net income	–	–	–	–	703,950	–	703,950
Translation adjustment	–	–	–	–	–	24,537	24,537
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $676	–	–	–	–	–	(268)	(268)
Comprehensive income							728,219
Dividends paid	–	–	–	–	(149,846)	–	(149,846)
Tax benefit from exercise of employee stock options	–	–	1,366	–	–	–	1,366
Issuance of common stock from exercise of stock options	409	3	3,781	–	–	–	3,784
Stock compensation	–	–	43,616	–	–	–	43,616
Purchase and retirement of common stock	(708)	(4)	(20,254)	–	–	–	(20,258)
Issuance of common stock through stock purchase plan	210	–	3,712	–	–	–	3,712
Balance at December 26, 2009	200,274	$1,001	$32,221	$0	$2,816,607	$(13,382)	$2,836,447
Net income	–	–	–	–	584,603	–	584,603
Translation adjustment	–	–	–	–	–	52,509	52,509
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $348	–	–	–	–	–	16,877	16,877
Comprehensive income							653,989
Dividends paid	–	–	–	–	(298,853)	–	(298,853)
Tax benefit from exercise of employee stock options	–	–	4,495	–	–	–	4,495
Issuance of common stock from exercise of stock options	928	2	(867)	10,330	–	–	9,465
Stock compensation	–	–	40,332	–	–	–	40,332
Purchase and retirement of common stock (prior to June 27, 2010)	(6,844)	(16)	(67,528)	–	(41,296)	–	(108,840)
Purchase of treasury stock	–	–	–	(117,088)	–	–	(117,088)
Impact of redomestication on par value of common shares	–	1,796,448	–	–	(1,796,448)	–	–
Deferred tax impact of redomestication	–	–	29,615	–	–	–	29,615
Balance at December 25, 2010	194,358	$1,797,435	$38,268	$(106,758)	$1,264,613	$56,004	$3,049,562

See accompanying notes.

 Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Operating Activities:
Net income	$584,603	$703,950	$732,848
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	53,487	56,695	46,910
Amortization	41,164	39,791	31,507
(Gain)/loss on sale of property and equipment	(306)	(14)	124
Provision for doubtful accounts	(4,476)	(1,332)	32,355
Provision for obsolete and slow-moving inventories	5,753	61,323	24,461
Unrealized foreign currency losses/(gains)	62,770	7,480	15,887
Deferred income taxes	(471)	(25,096)	50,887
Stock compensation	40,332	43,616	38,872
Realized loss/(gains) on marketable securities	2,382	(2,741)	(50,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	129,698	(131,978)	206,101
Inventories	(77,122)	61,189	83,035
Prepaid expenses and other current assets	9,886	8,054	(4,356)
License fees	(3,329)	(13,735)	(15,289)
Accounts payable	(81,354)	38,875	(236,287)
Other current and non-current liabilities	(144,476)	172,215	(4,507)
Deferred revenue	131,303	65,706	680
Deferred costs	(31,445)	(5,314)	-
Income taxes payable	52,238	15,772	(90,180)
Net cash provided by operating activities	770,637	1,094,456	862,164

Investing activities:
Purchases of property and equipment	(32,232)	(49,199)	(119,623)
Proceeds from sale of property and equipment	139	5	19
Purchase of intangible assets	(3,883)	(7,573)	(6,971)
Purchase of marketable securities	(694,038)	(776,966)	(373,580)
Redemption of marketable securities	668,495	285,970	504,324
Acquistions, net of cash acquired	(12,120)	-	(60,131)
Change in restricted cash	770	(106)	(387)
Net cash used in investing activities	(72,869)	(547,869)	(56,349)

Financing activities:
Dividends	(298,853)	(149,846)	(150,251)
Proceeds from issuance of common stock through
stock purchase plan	-	3,712	9,029
Proceeds from issuance of common stock from
exercise of stock options	9,465	3,783	2,875
Tax benefit related to stock option exercise	4,495	1,366	2,143
Purchase of common stock	(225,928)	(20,258)	(671,847)
Net cash used in financing activities	(510,821)	(161,243)	(808,051)

Effect of exchange rate changes on cash and cash equivalents	(17,592)	9,902	(9,118)

Net increase/(decrease) in cash and cash equivalents	169,355	395,246	(11,354)
Cash and cash equivalents at beginning of year	1,091,581	696,335	707,689
Cash and cash equivalents at end of year	$1,260,936	$1,091,581	$696,335

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$43,940	$69,186	$134,421

Cash received during the year from income tax refunds	$4,526	$2,934	$177

Cash paid during the year for interest	$1,246	$0	$607

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$17,226	$408	$(68,668)

Acquistions:
Fair value of assets acquired	$21,918	$0	$136,952
Liabilities assumed	(5,547)	0	(60,336)
Less: cash acquired	(4,251)	0	(16,485)
Net cash paid	$12,120	$0	$60,131

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 25, 2010 and December 26, 2009

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks.   Fiscal 2010, 2009, and 2008 included 52 weeks.

Foreign Currency Translation

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency.  As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $61,740 and $9,231 as of December 25, 2010 and December 26, 2009, respectively, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains/(losses) of ($88,377), ($6,040), and ($35,286) for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.  The loss in fiscal 2010 was primarily the result of the strengthening of the USD against the Euro and the British Pound Sterling and the weakening of the USD against the Taiwan Dollar.  The loss in fiscal 2009 was primarily the result of the weakening of the USD against the Taiwan Dollar offset by the weakening of the USD against the Euro and the British Pound Sterling.  The loss in fiscal 2008 was the result of the strengthening of the USD offset by a gain associated with the sale and tender of our Tele Atlas N.V. shares.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 80 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when its internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII, GAT and GEL.   Inventories consisted of the following:

	December 25, 2010	December 26, 2009

Raw Materials	$103,277	$80,963
Work-in-process	$43,507	32,587
Finished goods	$278,513	235,286
Inventory Reserves	$(37,720)	(38,898)
Inventory, net of reserves	$387,577	$309,938

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2010, 2009, or 2008. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  The accounting guidance also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

Dividends

On March 16, 2010 the Board of Directors declared a dividend of $1.50 per share to be paid on April 30, 2010 to shareholders of record on April 15, 2010.  The Company paid out a dividend in the amount of $298,853.  The dividend has been reported as a reduction of retained earnings.

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

Approximately $213,486 and $199,549 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 25, 2010 and December 26, 2009, respectively.

Intangible Assets

At December 25, 2010 and December 26, 2009, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $152,138 and $165,021, respectively.  The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $136,548 at December 25, 2010 and $129,066 at December 26, 2009.

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years.  Accumulated amortization was $103,534 and $80,428 at December 25, 2010 and December 26, 2009 respectively.  Amortization expense was $36,675, $37,444, and $30,874, for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.  In the next five years, the amortization expense is estimated to be $24,889, $10,584, $4,612, $2,482, and $2,317, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities are considered available-for-sale at December 25, 2010. See Note 3.  Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss).  At December 25, 2010 and December 26, 2009, cumulative unrealized gains/(losses) of ($5,736) and ($22,613), respectively, were reported in accumulated other comprehensive gain/(loss), net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB ASC topic Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes of $233,028 and $171,097 at December 25, 2010 and December 26, 2009, respectively, have not been accrued by the Company for the unremitted earnings of several of its subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

The Company adopted the applicable guidance included in the FASB ASC topic Income Taxes related to accounting for uncertainty in income taxes on December 31, 2006, the beginning of fiscal year 2007.   The total amount of unrecognized tax benefits as of December 25, 2010 was $153,621 including interest of $9,580.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ending December 25, 2010 and December 26, 2009 is as follows:

	December 25,	December 26,
	2010	2009
Balance at beginning of year	$255,748	$214,366
Additions based on tax positions related to prior years	11,443	14,241
Reductions based on tax positions related to prior years	(10,392)	(16,141)
Additions based on tax positions related to current period	43,202	63,053
Reductions based on tax positions related to current period	-	-
Reductions related to settlements with tax authorities	(122,314)	-
Expiration of statute of limitations	(24,066)	(19,771)
Balance at end of year	$153,621	$255,748

The December 25, 2010 balance of $153,621 of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $153,621 and $255,748 are required to be classified as non-current at December 25, 2010 and December 26, 2009, respectively.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 25, 2010 and December 26, 2009, the Company had accrued approximately $9,580 and $20,160 respectively for interest.   Interest expense included in income tax expense for the years ending December 25, 2010 and December 26, 2009 are ($10,580) and $9,000, respectively.  The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years prior to 2007.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2005.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2008.

The Company also considers 2007 and 2008 US federal returns to have been effectively settled due to completion of an audit examination by the Internal Revenue Service.  A reduction of income tax expense of ($122,314) was recognized to reflect this settlement.  In addition, the Company recognized a reduction of income tax expense of $24,066 and $19,771 in fiscal years ended December 25, 2010 and December 26, 2009, respectively, to reflect the expiration of statute of limitations in various jurisdictions.

The Company believes that it is reasonably possible that approximately $14,069 million of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statute of limitations.  This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

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

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the currently estimated 36-month life of the products.

For multiple element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.   In addition to the products listed below, the Company has offered certain other products that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMU) bundled in the original purchase price.  Similar to nüMaps Lifetime™ which was introduced in January 2009, this enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The Company has identified two deliverables contained in arrangements involving the sale of PNDs including LMU. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the LMU. The Company has allocated revenue between these two deliverables using the relative selling price method determined primarily using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

In addition, Garmin offers PNDs with premium traffic bundled in the original purchase price in the European market.  The Company has identified two deliverables contained in arrangements involving the sale of PNDs including premium traffic. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the premium traffic service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost allocated to the premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

In 2009 and 2010 respectively, Garmin introduced the nüvi 1690 and 1695, premium PNDs with a built-in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  The Company has identified two deliverables contained in arrangements involving the sale of the nüvi 1690 and 1695. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE.   Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost allocated to the nüLink services are deferred and recognized on a straight-line basis over the 24-month life of the service.

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

Deferred Revenues and Costs

At December 25, 2010 and December 26, 2009, the Company had deferred revenues totaling $197,787 and $66,484, respectively, and related deferred costs totaling $44,738 and $13,310, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to three years on a straight-line basis.  In the next three years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $69,623, $56,617, and $26,809, respectively.

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

Sales Programs

The Company provides certain monthly and quarterly incentives for its dealers and distributors based on various factors including dealer purchasing volume and growth. Additionally, from time to time, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to dealers and distributors are regularly reviewed and recorded as accrued expenses on a monthly basis.   In addition, the Company provides dealers and distributors with product discounts to assist these customers in clearing older products from their inventories in advance of new product releases. Each discount is tied to a specific product and can be applied to all customers who have purchased the product or a special discount may be agreed to on an individual customer basis.  These rebates, incentives, and discounts are recorded as reductions to net sales in the accompanying consolidated statements of income in the period the Company has sold the product.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $144,613, $155,521, and $208,177 for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $277,261, $238,378, and $206,109 for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. The related cost of providing this free support is not material.

Software Development Costs

The FASB ASC topic entitled Software requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Our capitalized software development costs are not significant as the time elapsed from working model to release is typically short. As required by the Research and Development topic of the FASB ASC, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements.  ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  Except as otherwise provided, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 25, 2010
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$781,257	$781,257	$-	$-
Failed Auction rate securities	20,562	-	-	20,562

Total	$801,819	$781,257	$-	$20,562

	Fair Value Measurements as
	of December 26, 2009
Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$695,795	$695,795	$-	$-
Failed Auction rate securities	70,252	-	-	70,252

Total	$766,047	$695,795	$-	$70,252

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

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Year Ended	Year Ended
	December 25, 2010	December 26, 2009

Beginning balance of auction rate securities	$70,252	$71,303
Total unrealized gains included in other
comprehensive income	16,410	99
Purchases in and/or sales out of Level 3	(66,100)	(1,150)
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$20,562	$70,252

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 25, 2010:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$527,249	$1,913	$(1,519)	$-	$527,643
Auction Rate Securities	25,599	-	(5,038)	-	20,561
Obligations of states and political subdivisions	160,618	347	(3,340)	-	157,625
U.S. corporate bonds	54,348	637	(185)	(1,274)	53,526
Other	39,838	2,626	-	-	42,464
Total	$807,652	$5,523	$(10,082)	$(1,274)	$801,819

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 26, 2009:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$515,200	$2,682	$(4,674)	$-	$513,208
Auction Rate Securities	91,700	-	(21,448)	-	70,252
Obligations of states and political subdivisions	112,419	908	(181)	-	113,146
U.S. corporate bonds	35,883	768	(701)	(1,274)	34,676
Other	33,903	1,070	(208)	-	34,765
Total	$789,105	$5,428	$(27,212)	$(1,274)	$766,047

The cost of securities sold is based on the specific identification method.

The unrealized losses on the Company’s investments in 2009 and 2010 were caused primarily by changes in interest rates, specifically, widening credit spreads.  The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss.  The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity.  Therefore, the Company considers the declines to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.  During 2009 and 2010, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of marketable securities at December 25, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2011)	$24,314	$24,418
Due after one year through five years (2012-2016)	196,567	195,604
Due after five years through ten years (2017-2021)	229,761	224,395
Due after ten years (2022 and thereafter)	322,681	320,779
Other (No contractual maturity dates)	34,329	36,623
	$807,652	$801,819

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $11,768, $10,293, and $8,419 for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.

Future minimum lease payments are as follows:

Year	Amount

2011	$10,397
2012	9,430
2013	8,307
2014	7,172
2015	5,033
Thereafter	4,581
Total	$44,920

Certain cash balances of GEL are held as collateral by a bank securing payment of the United Kingdom value-added tax requirements.  The total amount of restricted cash balances were $1,277 and $2,047 at December 25, 2010 and December 26, 2009, respectively.

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

5.  Employee Benefit Plans

GII sponsors a defined contribution employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan.  Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 25, 2010, December 26, 2009, and December 27, 2008, expense related to these plans of $17,952, $16,399, and $14,927 was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans.  Contributions are calculated by formulas that consider final pensionable salaries.  Neither obligations nor contributions for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Federal:
Current	$(46,674)	$104,186	$90,655
Deferred	284	(12,021)	23,639
	(46,390)	92,165	114,294
State:
Current	3,929	5,381	1,318
Deferred	(257)	(947)	1,090
	3,672	4,434	2,408
Foreign:
Current	31,109	18,469	44,279
Deferred	4,278	(10,367)	20,537
	35,387	8,102	64,816
Total	$(7,331)	$104,701	$181,518

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	December 25,	December 26,	December 27,
	2010	2009	2008
Federal income tax expense at
U.S. statutory rate	$202,045	$287,228	$332,278
State income tax expense, net of
federal tax effect	2,482	2,604	2,030
Foreign tax rate differential	(115,633)	(219,482)	(233,928)
Taiwan tax holiday benefit	(13,536)	(18,556)	(24,904)
Net change in uncertain tax postions	(102,100)	41,400	87,800
Other foreign taxes less
incentives and credits	26,707	10,379	20,428
Other, net	(7,296)	1,128	(2,186)
Income tax expense	$(7,331)	$104,701	$181,518

The Company’s income before income taxes attributable to non-U.S. operations was $413,550, $678,868, and $823,364, for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.07, $0.09, and $0.12 per weighted-average common share outstanding for the years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.  The Company currently expects to benefit from these Taiwan tax holidays through 2015, at which time these tax benefits might expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 25,	December 26,
	2010	2009
Deferred tax assets:
Product warranty accruals	$1,646	$1,642
Allowance for doubtful accounts	11,572	15,346
Inventory reserves	5,749	10,145
Sales program allowances	9,080	12,902
Reserve for sales returns	2,715	-
Other accruals	5,684	5,293
Unrealized intercompany profit in inventory	2,792	12,967
Unrealized foreign currency loss	266	248
Stock option compensation	40,785	31,034
Tax credit carryforwards, net	48,784	36,834
Amortization	28,431	-
Deferred revenue	10,671	121
Net operating losses of subsidiaries	11,583	3,480
Other	3,750	3,211
Valuation allowance related to loss carryforward and tax credits	(51,352)	(35,617)
	132,156	97,606
Deferred tax liabilities:
Depreciation	16,030	13,839
Prepaid expenses	4,145	2,014
Book basis in excess of tax basis for acquired entities	6,604	11,201
Unrealized investment gain	5,951	833
Marketable securities	3,038	-
Other	933	202
	36,701	28,089
Net deferred tax assets	$95,455	$69,517

The Company recognized a $29,615 deferred tax asset during 2010 for the future tax benefit of the fair market value step-up in basis of intangible assets related to the redomestication to Switzerland and local statutory tax reporting requirements.  The deferred tax asset was recognized as an increase to Additional Paid-In Capital in 2010.

At December 25, 2010, the Company had $48,784 million of tax credit carryover which includes $46,234 of Taiwan surtax credit with no expiration.  There is a full valuation allowance for the Taiwan surtax credits.  Additionally, the Company had $479 in Taiwan investment credit which will expire in 2012.  The valuation allowance increased by $15,735 during 2010 including $12,109 related to Taiwan surtax credits.

7.  Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 25, 2010		December 26, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,260,936	$1,260,936	$1,091,581	$1,091,581
Restricted cash	1,277	1,277	2,047	2,047
Marketable securities	801,819	801,819	766,047	766,047

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

Revenues, interest income and interest expense, income before income taxes, and identifiable assets for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 25, 2010
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$262,520	$559,592	$198,860	$1,668,939	$2,689,911
Allocated interest income	1,251	3,879	1,624	18,225	24,979
Allocated interest expense	(122)	(259)	(92)	(773)	(1,246)
Income before income taxes	71,482	237,472	62,431	205,887	577,272
Assets:
Accounts receivable	72,927	155,453	55,243	463,626	747,249
Inventories	37,825	80,629	28,653	240,470	387,577

	Fiscal Year Ended December 26, 2009
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$245,745	$468,924	$177,644	$2,054,127	$2,946,440
Allocated interest income	737	1,836	1,469	19,477	23,519
Allocated interest expense	0	0	0	0	0
Income before income taxes	56,595	206,042	57,430	488,584	808,651
Assets:
Accounts receivable	72,904	139,114	52,701	609,391	874,110
Inventories	25,850	49,326	18,687	216,075	309,938

	Fiscal Year Ended December 27, 2008
		Outdoor/		Auto/
	Aviation	Fitness	Marine	Mobile	Total

Net sales to external customers	$323,406	$427,783	$204,477	$2,538,411	$3,494,077
Allocated interest income	957	5,006	1,867	27,705	35,535
Allocated interest expense	(109)	(23)	(104)	(371)	(607)
Income before income taxes	118,737	165,986	63,904	565,739	914,366
Assets:
Accounts receivable	68,615	90,761	43,383	538,562	741,321
Inventories	39,366	52,071	24,890	308,985	425,312

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as follows as of and for the years ended December 25, 2010, December 26, 2009, and December 27, 2008:

	North
	America	Asia	Europe	Total
December 25, 2010
Net sales to external customers	$1,646,590	$220,478	$822,843	$2,689,911
Long lived assets	231,569	146,859	49,377	427,805
Net assets (1)	1,149,826	1,719,769	179,967	3,049,562

December 26, 2009
Net sales to external customers	$1,972,451	$149,920	$824,069	$2,946,440
Long lived assets	233,573	153,878	53,887	441,338
Net assets (1)	1,177,849	1,467,903	190,695	2,836,447

December 27, 2008
Net sales to external customers	$2,333,585	$144,740	$1,015,752	$3,494,077
Long lived assets	221,158	168,528	55,566	445,252
Net assets (1)	687,638	1,371,240	166,976	2,225,854

(1) Majority of assets held in the United States and Taiwan.

Best Buy, a customer in the outdoor/fitness, marine, and auto/mobile segments, accounted for less than 10%, 13.4% and 12.0% of the Company’s consolidated net sales in the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below.  For all Stock Compensation Plans, the company’s policy is to issue Treasury Shares or purchase shares on the open market for option/SAR exercises, RSU releases and ESPP purchases.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   During 2010, 2009, and 2008, the Company granted 0, 0, and 1,454,050 stock appreciation rights, respectively.  During 2010, 2009, and 2008, 494,995, 470,950, and 1,043,800 restricted stock units were granted under the 2005 Plan.  In 2010, 2009, and 2008, 20,000, 30,000, and 0 performance shares were also granted under the 2005 Plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.   The Company did not grant any stock awards from the 2000 Plan in 2010, 2009 or 2008.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2010, 2009, and 2008, options to purchase 23,924, 34,648, and 15,696 shares, respectively, were granted under this plan. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2005 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2000 Non-employee Directors’ Option Plan for the years ended December 25, 2010, December 26, 2009, and December 27, 2008 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 29, 2007 (3,111 Exercisable at $23.21)	$46.82	9,531
Granted	$51.00	1,470
Exercised	$22.35	(226)
Forfeited	$53.89	(249)
Outstanding at December 27, 2008 (4,656 Exercisable at $33.27)	$47.76	10,526
Granted	$23.09	35
Exercised	$18.08	(278)
Forfeited	$59.55	(174)
Outstanding at December 26, 2009 (6,148 Exercisable at $39.37)	$48.28	10,109
Granted	$33.44	24
Exercised	$15.52	(826)
Forfeited	$62.57	(221)
Outstanding at December 25, 2010	$50.87	9,086
Exercisable at December 25, 2010	$45.95	6,761
Expected to vest after December 25, 2010	$65.19	2,299

Stock Options and SARs as of December 25, 2010
Exercise	Options	Remaining	Options
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$8.00 -$20.00	1,180	2.93	1,177
$20.01 - $40.00	1,871	4.26	1,825
$40.01 - $60.00	3,440	6.34	2,199
$60.01 - $80.00	1,266	6.39	761
$80.01 - $100.00	3	5.05	2
$100.01 - $120.00	1,323	6.87	795
$120.01 - $140.00	3	5.49	2
	9,086	5.55	6,761

	Restricted Stock Units
	Weighted-Average
	Grant Price	Number of Shares
		(In Thousands)

Outstanding at December 29, 2007	-	-
Granted	$19.59	1,044
Released/Vested	-	-
Cancelled	$19.59	(1)
Outstanding at December 27, 2008	$19.59	1,043
Granted	$29.79	501
Released/Vested	$19.59	(204)
Cancelled	$19.63	(24)
Outstanding at December 26, 2009	$23.47	1,316
Granted	$30.29	515
Released/Vested	$23.02	(291)
Cancelled	$23.32	(37)
Outstanding at December 25, 2010	$25.90	1,503

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 25, 2010 is 5.55 and 5.14 years, respectively.  The weighted-average remaining contract life of restricted stock units at December 25, 2010 was 2.39 years.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2010, 2009, and 2008:

	2010	2009	2008
Weighted average fair value of options granted	$8.99	$7.32	$18.47
Expected volatility	0.4178	0.4286	0.3845
Dividend yield	4.94%	2.42%	3.75%
Expected life of options in years	6.3	6.2	6.0
Risk-free interest rate	2.5%	3.0%	1.6%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The weighted-average fair value for all awards granted during 2010, 2009, and 2008 was $29.09, $29.20, and $37.96, respectively.

The total fair value of awards vested during 2010, 2009, and 2008 was $41,249, $41,527, and $35,384, respectively.  The aggregate intrinsic values of options and SARs outstanding and exercisable at December 25, 2010 were $21,723 and $21,563, respectively. The aggregate intrinsic value of options and SARs exercised during the year ended December 25, 2010 was $12,259.  The aggregate intrinsic value of RSUs outstanding at December 25, 2010 was $45,645.  The aggregate intrinsic value of RSUs released during the year ended December 25, 2010 was $8,828.  Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $30.36 on December 25, 2010, and the exercise price multiplied by the number of options exercised. As of December 25, 2010, there was $83,559 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining contractual term.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 4,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in May 2010. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the enrollment date. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  During 2010, 2009, and 2008, 349,173, 209,416, and 362,902 shares, respectively were purchased under the plan for a total purchase price of $8,134, $3,874, and $8,782, respectively.   During 2010, the purchases were made on the open market.  At December 25, 2010, approximately 2,075,284 shares were available for future issuance.

10.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Numerator (in thousands):
Numerator for basic and diluted
net income per share - net income	$584,603	$703,950	$732,848

Denominator (in thousands):
Denominator for basic net income per share -
weighted-average common shares	196,979	200,395	208,993
Effect of dilutive securities -
employee stock-based awards	1,030	766	1,687
Denominator for diluted net income per share -
weighted-average common shares	198,009	201,161	210,680

Basic net income per share	$2.97	$3.51	$3.51

Diluted net income per share	$2.95	$3.50	$3.48

Options to purchase 6,192,043, 7,814,000, and 5,846,000 common shares were outstanding during 2010, 2009, and 2008, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11.  Share Repurchase Program

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2011.   As of December 25, 2010, the Company had repurchased 7,366,646 shares using cash of $223,149.  There remains approximately $76,851 available for repurchase under this authorization.

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

Subsequently on July 26, 2010, Garmin Ltd. (Cayman) relocated its registered office to Switzerland and changed its name to Garmin Switzerland GmbH.  The reported capitalization of the Company also changed to that of Garmin Ltd. (Switzerland).  Accordingly, common stock was increased by $1,796,448 to $1,797,435 (198,077,418 shares * CHF 10/ USD 9.0744), and retained earnings was reduced by the same amount.

The summary of the components of authorized shares at December 25, 2010 is as follows:

	Outstanding	Treasury		Issued		Conditional		Authorized
	Shares	Shares		Shares1		Capital		Capital
Components of authorized shares
December 25, 2010	194,358,038	13,719,380	2	208,077,418	2,3	104,038,709	4	104,038,709	4

1	Shares at CHF 10 par value (USD 9.0744)
2	Includes 10,000,000 formation shares at USD 0 historical cost
3	The par value of the share capital presented on the face of the balance sheet and in the consolidated statements of stockholders equity excludes the par value of the 10,000,000 formation shares.
4
Up to 104,038,709 conditional shares may be issued through the exercise of option rights which are granted to Garmin employees and/or members of its Board of Directors. In addition, the Board of Directors is authorized to issue up to 104,038,709 additional shares no later than June 27, 2012.

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

13. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years.   The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet.   The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 25,	December 26,	December 27,
	2010	2009	2008

Balance - beginning of period	$87,424	$87,408	$71,636
Change in accrual for products sold in prior periods	(42,776)	-	-
Accrual for products sold during the period	93,172	164,909	132,644
Expenditures	(87,935)	(164,893)	(116,872)
Balance - end of period	$49,885	$87,424	$87,408

14.  Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 25, 2010
	Quarter Ending
	March 27	June 26	September 25 (1)	December 25

Net sales	$431,067	$728,765	$692,364	$837,715
Gross profit	230,909	391,652	344,020	379,793
Net income	37,329	134,816	279,552	132,906
Basic net income per share	$0.19	$0.68	$1.43	$0.67

	Fiscal Year Ended December 26, 2009
	Quarter Ending
	March 28	June 27	September 26	December 26

Net sales	$436,699	$669,104	$781,254	$1,059,383
Gross profit	195,995	351,614	409,742	486,760
Net income	48,538	161,871	215,133	278,408
Basic net income per share	$0.24	$0.81	$1.07	$1.39
(1) Net income and Basic net income per share for quarter ending September 25, 2010 include a one-time tax adjustment of ($98.7) million which includes release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 25, 2010, as stated in their report which is included herein. That attestation report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 25, 2010 and December 26, 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010 of Garmin Ltd. and Subsidiaries and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, Missouri
February 23, 2011

(d)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 3, 2011 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2010.

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

The Audit Committee consists of Gene M. Betts, Charles W. Peffer and Thomas P. Poberezny. Mr. Peffer serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules. Garmin’s Board of Directors has determined that Mr. Betts and Mr. Peffer, are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

Equity Compensation Plan Information

The following table gives information as of December 25, 2010 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation plans approved by shareholders	10,589,930	$50.87	3,614,232
Equity compensation plans not approved by shareholders	—	—	—

Total	10,589,930	$50.87	3,614,232

Table consists of the Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009), the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, effective June 5, 2009, and the Garmin Ltd. Amended and Restated Employee Stock Purchase Plan, effective January 1, 2010. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association, as amended, of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

3.2	Organizational Regulations of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2
Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

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

10.22
Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.23
Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.24
Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

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

10.27	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31
Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32
Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33
Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.34
Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.35
Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 ((incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 25, 2010:
Deducted from asset accounts
Allowance for doubtful accounts	$36,673	$(4,476)	-	$(375)	$31,822
Inventory reserve	38,898	5,753	-	(6,931)	37,720
Deferred tax asset valuation allowance	35,617	15,735	-	-	51,352
Total	$111,188	$17,012	-	$(7,306)	$120,894

Year Ended December 26, 2009:
Deducted from asset accounts
Allowance for doubtful accounts	$42,409	$(1,332)	-	$(4,404)	$36,673
Inventory reserve	23,204	61,323	-	(45,629)	38,898
Deferred tax asset valuation allowance	34,487	1,468	-	(338)	35,617
Total	$100,100	$61,459	-	$(50,371)	$111,188

Year Ended December 27, 2008:
Deducted from asset accounts
Allowance for doubtful accounts	$10,246	$32,355	-	$(192)	$42,409
Inventory reserve	31,186	24,461	-	(32,443)	23,204
Deferred tax asset valuation allowance	15,491	18,996	-	-	34,487
Total	$56,923	$75,812	-	$(32,635)	$100,100

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Min H. Kao
Min H. Kao
Chief Executive Officer

Dated:  February 23, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2011.

/s/ Min H. Kao	/s/ Gene M. Betts
Min H. Kao	Gene M. Betts
Chairman, Chief	Director
Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin Rauckman	/s/Donald H. Eller
Kevin Rauckman	Donald H. Eller
(Principal Financial Officer and Principal Accounting Officer)	Director
Chief Financial Officer and Treasurer

/s/ Charles W. Peffer	/s/ Thomas P. Poberezny
Charles W. Peffer	Thomas P. Poberezny
Director	Director

/s/ Clifton A. Pemble
Clifton A Pemble
Director

Garmin Ltd.
2010 Form 10-K Annual Report
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