Form 10-Q
period 2011-03-26
GARMIN LTD
filed 2011-05-04
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Large Accelerated Filer  ☑    Accelerated Filer ☐     Non-accelerated Filer ☐(Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

Number of shares issued and registered of the registrant’s common shares as of May 2, 2011
CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.
Form 10-Q
Quarter Ended March 26, 2011

Garmin Ltd.
Form 10-Q
Quarter Ended March 26, 2011

Part I – Financial Information

Item 1.  Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 25, 2010.  Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 26, 2011 is not necessarily indicative of the results to be expected for the full year 2011.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	March 26,	December 25,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,210,615	$1,260,936
Marketable securities	41,723	24,418
Accounts receivable, net	434,935	747,249
Inventories, net	411,021	387,577
Deferred income taxes	33,582	33,628
Deferred costs	22,943	20,053
Prepaid expenses and other current assets	38,018	24,894
Total current assets	2,192,837	2,498,755

Property and equipment, net	427,110	427,805

Marketable securities	1,027,381	777,401
Restricted cash	1,389	1,277
Licensing agreements, net	4,658	1,800
Noncurrent deferred income tax	73,613	73,613
Noncurrent deferred costs	25,700	24,685
Other intangible assets, net	184,821	183,352
Total assets	$3,937,509	$3,988,688

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$118,845	$132,348
Salaries and benefits payable	34,811	49,288
Accrued warranty costs	44,030	49,885
Accrued sales program costs	49,463	107,261
Deferred revenue	104,818	89,711
Accrued royalty costs	7,769	95,086
Accrued advertising expense	17,626	21,587
Other accrued expenses	58,164	63,043
Deferred income taxes	4,428	4,800
Income taxes payable	29,959	56,028
Total current liabilities	$469,913	$669,037

Deferred income taxes	11,068	6,986
Non-current income taxes	147,047	153,621
Non-current deferred revenue	114,795	108,076
Other liabilities	1,457	1,406

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,014,900 shares outstanding at March 26, 2011; and 194,358,038 shares outstanding at December 25, 2010;	1,797,435	1,797,435
Additional paid-in capital	45,435	38,268
Treasury stock	(118,018)	(106,758)
Retained earnings	1,377,007	1,264,613
Accumulated other comprehensive income	91,370	56,004
Total stockholders' equity	3,193,229	3,049,562
Total liabilities and stockholders' equity	$3,937,509	$3,988,688

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 26,	March 27,
	2011	2010
Net sales	$507,834	$431,067

Cost of goods sold	269,460	200,158

Gross profit	238,374	230,909

Advertising expense	19,956	17,400
Selling, general and administrative expense	73,187	67,678
Research and development expense	70,478	62,483
Total operating expense	163,621	147,561

Operating income	74,753	83,348

Other income (expense):
Interest income	7,214	6,879
Foreign currency gains (losses)	12,140	(46,537)
Other	2,819	1,833
Total other income (expense)	22,173	(37,825)

Income before income taxes	96,926	45,523

Income tax provision	1,444	8,194

Net income	$95,482	$37,329

Net income per share:
Basic	$0.49	$0.19
Diluted	$0.49	$0.19

Weighted average common shares outstanding:
Basic	193,922	199,926
Diluted	194,720	201,091

Dividends declared per share	-	$1.50

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 26,	March 27,
	2011	2010
Operating Activities:
Net income	$95,482	$37,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,839	13,543
Amortization	8,583	8,334
Gain on sale of property and equipment	(2)	(6)
Provision for doubtful accounts	(858)	(1,260)
Deferred income taxes	1,023	(1,546)
Unrealized foreign currency losses	867	47,773
Provision for obsolete and slow moving inventories	(4,349)	3,140
Stock compensation expense	8,666	9,700
Realized gains on marketable securities	(1,492)	(805)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	327,151	436,446
Inventories	(11,067)	(50,168)
Other current assets	(20,372)	2,146
Accounts payable	(17,573)	(94,717)
Other current and non-current liabilities	(190,770)	(216,868)
Deferred revenue	21,826	14,286
Deferred cost	(3,905)	(2,752)
Income taxes payable	(16,550)	(4,048)
License fees	(2,900)	(396)
Net cash provided by operating activities	207,599	200,131

Investing activities:
Purchases of property and equipment	(7,178)	(3,935)
Purchase of intangible assets	(2,626)	(5,029)
Purchase of marketable securities	(363,263)	(74,303)
Redemption of marketable securities	98,614	146,073
Change in restricted cash	(112)	1,106
Net cash (used in)/provided by investing activities	(274,565)	63,912

Financing activities:
Proceeds from issuance of common stock through stock purchase plan	3,041	2,725
Stock repurchase	-	(47,206)
Tax benefit related to stock option exercise	787	1,408
Net cash provided by/(used in) financing activities	3,828	(43,073)

Effect of exchange rate changes on cash and cash equivalents	12,817	(21,208)

Net (decrease)/increase in cash and cash equivalents	(50,321)	199,762
Cash and cash equivalents at beginning of period	1,260,936	1,091,581
Cash and cash equivalents at end of period	$1,210,615	$1,291,343

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 26, 2011
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week period ended March 26, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 25, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters ended March 26, 2011 and March 27, 2010 both contain operating results for 13-weeks.

2.	Inventories

The components of inventories consist of the following:

	March 26, 2011	December 25, 2010

Raw Materials	$135,277	$103,277
Work-in-process	42,207	43,507
Finished goods	264,761	278,513
Inventory Reserves	(31,224)	(37,720)
Inventory, net of reserves	$411,021	$387,577

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2011.   As of March 26, 2011, the Company had repurchased 7,366,646 shares using cash of $223,149 with all purchases made prior to fiscal 2011.  There remains approximately $76,851 available for repurchase under this authorization.

In addition, 522,856 shares repurchased for $16,723 prior to the Company’s redomestication to Switzerland on June 27, 2010, but for which transactions settled after that date, were treated as retired when such shares were still in treasury.  These shares are reflected as additional treasury shares during the 13-weeks ended March 26, 2011 with a corresponding increase to retained earnings.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 26,	March 27,
	2011	2010
Numerator:
Numerator for basic and diluted net income per share - net income	$95,482	$37,329

Denominator:
Denominator for basic net income per share –weighted-average common shares	193,922	199,926

Effect of dilutive securities – employee stock options and stock appreciation rights	798	1,165

Denominator for diluted net income per share –adjusted weighted-average common shares	194,720	201,091

Basic net income per share	$0.49	$0.19

Diluted net income per share	$0.49	$0.19

There were 6,048,590 anti-dilutive options for the 13-week period ended March 26, 2011.   There were 6,239,755 anti-dilutive options for the 13-week period ended March 27, 2010.

There were 179,371 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 26, 2011.  There were 291,714 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 27, 2010.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	March 26,	March 27,
	2011	2010
Net income	$95,482	$37,329
Translation adjustment	32,752	8,039
Change in fair value of available-for-sale marketable securities, net of deferred taxes	2,614	6,364
Comprehensive income	$130,848	$51,732

6.	Segment Information

Beginning in 2011, for external reporting purposes, the Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness.  Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.  Prior to 2011, the Outdoor and Fitness operating segments were combined into a single reportable segment due to the similar nature of those products, their production processes, the types of customers served, their distribution processes, and similar economic conditions.  Management re-evaluated the combination of these operating segments and determined that based on the growth of these segments they should now be reported as two distinct reportable segments.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 26, 2011

Net sales	$66,450	$56,367	$51,308	$264,550	$69,159	$507,834
Operating income	$24,807	$15,457	$15,133	$1,595	$17,761	$74,753
Income before taxes	$28,187	$18,497	$18,430	$11,656	$20,156	$96,926

13-Weeks Ended March 27, 2010

Net sales	$59,386	$43,350	$41,314	$220,924	$66,093	$431,067
Operating income	$24,369	$14,199	$8,929	$16,982	$18,869	$83,348
Income/(loss) before taxes	$20,106	$11,059	$6,628	$(10,256)	$17,986	$45,523

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 26, 2011 and March 27, 2010:

	North
	America	Asia	Europe	Total
March 26, 2011
Net sales to external customers	$279,967	$57,127	$170,740	$507,834
Long lived assets	$231,021	$146,425	$49,664	$427,110

March 27, 2010
Net sales to external customers	$243,407	$42,683	$144,977	$431,067
Long lived assets	$230,072	$150,682	$51,852	$432,606

7.	Warranty Reserves

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

	13-Weeks Ended
	March 26,	March 27,
	2011	2010

Balance - beginning of the period	$49,885	$87,424
Accrual for products sold during the period	20,391	14,914
Expenditures	(26,246)	(21,748)
Change in accrual for products sold in prior periods	-	(21,776)
Balance - end of the period	$44,030	$58,814

The 13-weeks ended March 27, 2010 include the effect of a change in estimate in the warranty reserves which decreased the accrual for the period by $21,776.

8.     Income Taxes

Our earnings before taxes increased 113% when compared to the same quarter in 2010, while our income tax expense decreased by $6,750, to $1,444 for the 13-week period ended March 26, 2011, from $8,194 for the 13-week period ended March 27, 2010.  The effective tax rate was 1.5% in the first quarter of 2011 and 18.0% in the first quarter of 2010.  The change in the effective tax rate was primarily driven by the release of reserves related to the expiration of certain statutes for Garmin and lower U.S reserves provided in 2011 following favorable audits in both 2010 and 2011.

9.   Fair Value Measurements

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 26, 2011
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$1,048,552	$1,048,552	$-	$-
Failed Auction rate securities	20,552	-	-	20,552
Total	$1,069,104	$1,048,552	$-	$20,552

	Fair Value Measurements as of December 25, 2010
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$781,257	$781,257	$-	$-
Failed Auction rate securities	20,562	-	-	20,562
Total	$801,819	$781,257	$-	$20,562

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
13 weeks Ended March 26, 2011
Beginning balance of auction rate securities	$20,562
Purchases in and/or sales out of Level 3	(250)
Total unrealized gains/(losses) included in other comprehensive income	240
Transfers in and/or out of Level 3	-
Ending balance of auction rate securities	$20,552

The following is a summary of the company’s marketable securities classified as available-for-sale securities at March 26, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$601,784	$2,838	$-	$-	$604,622
Auction Rate Securities	25,423	-	(4,871)	-	20,552
Obligations of states and political subdivisions	316,081	626	(3,622)	-	313,085
U.S. corporate bonds	88,962	1,241	(204)	(1,274)	88,725
Other	39,587	2,533	-	-	42,120
Total	$1,071,837	$7,238	$(8,697)	$(1,274)	$1,069,104

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$527,249	$1,913	$(1,520)	$-	$527,642
Auction Rate Securities	25,599	-	(5,037)	-	20,562
Obligations of states and political subdivisions	160,618	347	(3,340)	-	157,625
U.S. corporate bonds	54,348	637	(185)	(1,274)	53,526
Other	39,838	2,626	-	-	42,464
Total	$807,652	$5,523	$(10,082)	$(1,274)	$801,819

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at March 26, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$41,377	$41,722
Due after one year through five years	359,637	360,035
Due after five years through ten years	273,169	268,983
Due after ten years	362,909	361,450
Other (No contractual maturity dates)	34,744	36,914
	$1,071,836	$1,069,104

10. Subsequent Events

On April 26, 2011, Garmin Ltd. announced its intent to acquire Garmin Distribution Africa (Pty) Ltd. (GDA), the distributor of Garmin’s automotive, outdoor recreation, fitness and marine products in Southern Africa.  This acquisition is not expected to be material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events.  Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company.  Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs.  If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.  This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov.  Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company.  The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology.  We operate in five business segments, the outdoor, fitness, marine, automotive/mobile and aviation markets.  Our segments offer products through our network of independent dealers and distributors.  However, the nature of products and types of customers for the five segments may vary significantly.  As such, the segments are managed separately.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 26, 2011	March 27, 2010

Net sales	100%	100%
Cost of goods sold	53%	46%
Gross profit	47%	54%
Advertising	4%	4%
Selling, general and administrative	14%	16%
Research and development	14%	15%
Total operating expenses	32%	35%
Operating income	15%	19%
Other income (expense), net	4%	-8%
Income before income taxes	19%	11%
Provision for income taxes	0%	2%
Net income	19%	9%

The Company manages its operations in five segments: outdoor, fitness, marine, automotive/mobile, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.   The following table sets forth our results of operations (in thousands) including revenue (net sales), operating income, and income before taxes for each of our five segments during the periods shown.  For each line item in the table, the total of the outdoor, fitness, marine, automotive/mobile, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 26, 2011

Net sales	$66,450	$56,367	$51,308	$264,550	$69,159	$507,834
Operating income	$24,807	$15,457	$15,133	$1,595	$17,761	$74,753
Income before taxes	$28,187	$18,497	$18,430	$11,656	$20,156	$96,926

13-Weeks Ended March 27, 2010

Net sales	$59,386	$43,350	$41,314	$220,924	$66,093	$431,067
Operating income	$24,369	$14,199	$8,929	$16,982	$18,869	$83,348
Income/(loss) before taxes	$20,106	$11,059	$6,628	$(10,256)	$17,986	$45,523

Comparison of 13-Weeks Ended March 26, 2011 and March 27, 2010
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$66,450	13%	$59,386	14%	$7,064	12%
Fitness	56,367	11%	43,350	10%	13,017	30%
Marine	51,308	10%	41,314	10%	9,994	24%
Automotive/Mobile	264,550	52%	220,924	51%	43,626	20%
Aviation	69,159	14%	66,093	15%	3,066	5%
Total	$507,834	100%	$431,067	100%	$76,767	18%

Net sales increased 18% for the 13-week period ended March 26, 2011 when compared to the year-ago quarter.  The increase occurred in all segments with the largest percentage gains in fitness and marine.  Automotive/mobile revenue remains the largest portion of our revenue mix at 52% in the first quarter of 2011 compared to 51% in the first quarter of 2010.

Total unit sales increased 18% to 2,525 in the first quarter of 2011 from 2,137 in the same period of 2010.   The increase in unit sales volume in the first quarter of fiscal 2011 was attributable to increasing volumes in all segments excluding aviation.  The greatest percentage increase occurred in fitness.

Automotive/mobile segment revenue increased 20% from the year-ago quarter, as volumes increased 18% and the average selling price (ASP) increased 1% due to the mix of products sold.  Revenue growth was primarily driven by sales to auto original equipment manufacturers (OEMs), mobile handset inventories and slight growth in portable navigation devices (PNDs).  Revenues in our fitness segment increased 30% from the year-ago quarter on the strength of recent product introductions that expand the addressable market and ongoing global penetration in the segment.  Marine revenues increased 24% from the year-ago quarter as the Company began shipping to new OEM partners ahead of the boating season.

Cost of Goods Sold

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$25,097	38%	$20,876	35%	$4,221	20%
Fitness	22,575	40%	16,299	38%	6,276	39%
Marine	18,110	35%	17,083	41%	1,027	6%
Automotive/Mobile	181,999	69%	126,149	57%	55,850	44%
Aviation	21,679	31%	19,751	30%	1,928	10%
Total	$269,460	53%	$200,158	46%	$69,302	35%

Cost of goods sold increased 35% for the 13-week period ended March 26, 2011 when compared to the year ago quarter.  The increase was driven primarily by increased volumes and a non-recurring warranty benefit that contributed to reduced costs in 2010.  In the first quarter of 2010, cost of goods sold as a percentage of revenues was positively impacted by 510 basis points due to a $21.8 million warranty adjustment related to a change in estimate in warranty reserves.  Cost per unit, excluding the warranty adjustment, increased by 3% year-over-year.

Gross Profit

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$41,353	62%	$38,510	65%	$2,843	7%
Fitness	33,792	60%	27,051	62%	6,741	25%
Marine	33,198	65%	24,231	59%	8,967	37%
Automotive/Mobile	82,551	31%	94,775	43%	(12,224)	-13%
Aviation	47,480	69%	46,342	70%	1,138	2%
Total	$238,374	47%	$230,909	54%	$7,465	3%

Gross profit dollars in the first quarter of 2011 increased 3% while gross profit margin decreased 660 basis points compared to the first quarter of 2010 driven primarily by the automotive/mobile segment.  Gross profit dollars increased in all segments excluding automotive/mobile which represented 35% of gross profit in first quarter 2011 compared to 41% of gross profit in first quarter 2010.

The automotive/mobile segment gross profit margin percentage decreased 1170 basis points driven by the 2010 warranty benefit discussed above and a 7% increase in per unit costs in 2011.  The Company benefited from a 610 basis point increase in gross profit margin percentage for the marine segment due to the product mix shifting toward higher margin units including chartplotters and networked solutions.  Outdoor and fitness gross profit margin percentage decreased 260 basis points and 250 basis points, respectively, from the year-ago quarter driven primarily by the 2010 warranty benefit.

Advertising Expense

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010
					Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$2,901	4%	$2,104	4%	$797	38%
Fitness	3,480	6%	1,703	4%	1,777	104%
Marine	2,438	5%	2,425	6%	13	1%
Automotive/Mobile	10,148	4%	9,911	4%	237	2%
Aviation	989	1%	1,257	2%	(268)	-21%
Total	$19,956	4%	$17,400	4%	$2,556	15%

Advertising expense increased 15% in absolute dollars while remaining stable as a percentage of revenues when compared with the year-ago period.  The increase in absolute dollars occurred in all segments excluding aviation and was driven by fitness sponsorships and cooperative advertising, which increased with volume growth, offset by less print and media advertising in automotive/mobile.  As a percentage of revenues, advertising expenses were 4% in the first quarter of both 2011 and 2010.  This metric was stable or decreased in all segments excluding fitness.

Selling, General and Administrative Expense

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$9,607	14%	$9,064	15%	$543	6%
Fitness	9,412	17%	7,149	16%	2,263	32%
Marine	8,349	16%	6,989	17%	1,360	19%
Automotive/Mobile	40,930	15%	39,225	18%	1,705	4%
Aviation	4,889	7%	5,251	8%	(362)	-7%
Total	$73,187	14%	$67,678	16%	$5,509	8%

Selling, general and administrative expense increased 8% in absolute dollars while decreasing 130 basis points as a percentage of revenues compared to the year-ago quarter.  As a percent of revenues, selling, general and administrative expenses decreased from 16% of revenues in the first quarter of 2010 to 14% of revenues in the first quarter of 2011.  The absolute dollar increase is primarily related to product support and marketing costs.  Percentage change for the outdoor, fitness and marine segments is driven largely by the allocation of costs based on revenues.
Research and Development Expense

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$4,038	6%	$2,973	5%	$1,065	36%
Fitness	5,443	10%	4,000	9%	1,443	36%
Marine	7,278	14%	5,888	14%	1,390	24%
Automotive/Mobile	29,878	11%	28,657	13%	1,221	4%
Aviation	23,841	34%	20,965	32%	2,876	14%
Total	$70,478	14%	$62,483	14%	$7,995	13%

Research and development expense increased 13% due to ongoing development activities for new products and the addition of almost 250 new engineering personnel to our staff since the year-ago quarter.   Research and development costs increased $8.0 million when compared with the year-ago quarter representing a 60 basis point decrease as a percent of revenue due to revenue growth outpacing research and development growth.

Operating Income

	13-weeks ended March 26, 2011		13-weeks ended March 27, 2010		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$24,807	37%	$24,369	41%	$438	2%
Fitness	15,457	27%	14,199	33%	1,258	9%
Marine	15,133	29%	8,929	22%	6,204	69%
Automotive/Mobile	1,595	1%	16,982	8%	(15,387)	-91%
Aviation	17,761	26%	18,869	29%	(1,108)	-6%
Total	$74,753	15%	$83,348	19%	$(8,595)	-10%

Operating income decreased 10% in absolute dollars and declined 460 basis points as a percent of revenue when compared to the first quarter of 2010.  Declining gross margin percentage, driven primarily by the warranty benefit in 2010 discussed above, was only partially offset by reduced operating expenses as a percent of revenues.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 26, 2011	March 27, 2010
Interest Income	$7,214	$6,879
Foreign Currency Exchange	12,140	(46,537)
Other	2,819	1,833
Total	$22,173	$(37,825)

The average interest rate return on cash and investments during the first quarter of 2011 was 1.3% compared to 1.4% during the same quarter of 2010.  The increase in interest income is attributable to increasing cash balances offset by decreasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The Taiwan Dollar is the functional currency of Garmin Corporation.  The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all other European subsidiaries excluding Garmin Danmark, Garmin Sweden, Garmin Polska and Garmin Norge.  As these entities have grown, Euro currency moves generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar, Polish Zloty and Norwegian Kroner are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia, Garmin Polska and Garmin Norge respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

The majority of the $12.1 million currency gain in the first quarter of 2011 was due to the weakening of the U.S. Dollar compared to the Euro and other global currencies.  The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed a partially offsetting loss.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of Euro denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the U.S. Dollar denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the first quarter of 2011, the U.S. Dollar weakened 7.8% and 4.2% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $33.0 million.  In addition, the U.S. Dollar weakened 3.4% against the Taiwan Dollar, resulting in a $22.1 million loss.  The remaining net currency gain of $1.2 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes increased 113% when compared to the same quarter in 2010, and our income tax expense decreased by $6.8 million, to $1.4 million for the 13-week period ended March 26, 2011, from $8.2 million for the 13-week period ended March 27, 2010.  The effective tax rate was 1.5% in the first quarter of 2011 and 18.0% in the first quarter of 2010.  The change in the effective tax rate and decrease in income tax expense were primarily driven by the release of reserves related to the expiration of certain statutes for Garmin Europe and lower U.S. reserves provided in 2011 following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income increased 156% for the 13-week period ended March 26, 2011 to $95.5 million compared to $37.3 million for the 13-week period ended March 27, 2010.

Liquidity and Capital Resources

Net cash generated by operating activities was $207.6 million for the 13-week period ended March 26, 2011 compared to $200.1 million for the 13-week period ended March 27, 2010. Primary drivers of the cash generation included $95.5 million of net income with non-cash adjustments for depreciation/amortization of $22.4 million, and stock compensation expense of $8.7 million, $327.2 million related to accounts receivable collections on seasonally higher sales in the fourth quarter of 2010 and $21.8 million of sales recorded but deferred as required by our revenue recognition policies.  This cash generation was partially offset by uses of cash including a $190.8 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and sales program costs, a $17.6 million reduction in accounts payable following the seasonally strong fourth quarter, and an $11.1 million increase in inventories following a low inventory level exiting 2010.

Cash flow used in investing activities during the 13-week period ending March 26, 2011 was $274.6 million.  Cash flow used in investing activities principally related to the net purchase of $264.6 million of fixed income securities associated with the investment of our on-hand cash balances, $7.2 million in capital expenditures primarily related to business operation and maintenance activities, and the purchase of intangible assets for $2.6 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the 13-weeks ended March 26, 2011 was 1.3%.

Net cash provided by financing activities during the period was $3.8 million resulting from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, payment of dividends, and other cash requirements at least through the end of fiscal 2011.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling.   The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd.  The Euro is the functional currency of all European subsidiaries excluding Garmin Danmark, Garmin Sweden, Garmin Polska, and Garmin Norge.  As these entities have grown, Euro currency moves generated material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  The Canadian Dollar, Danish Krone, Swedish Krona, Australian Dollar, Polish Zloty and Norwegian Kroner are the functional currency of Dynastream Innovations, Inc., Garmin Danmark, Garmin Sweden, Garmin Australasia, Garmin Polska, and Garmin Norge, respectively; due to these entities’ relative size, currency moves are not expected to have a material impact on the Company’s financial statements.

Interest  Rate Risk

As of March 26, 2011, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 26, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 26, 2011 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681 (“the‘681 Patent”). Garmin has filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent. On January 11, 2011, the District Court in Düsseldorf issued decisions finding infringement of the ’892 and ’681 Patents.  On April 11, 2011, Garmin filed briefs with the appellate court appealing these decisions.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

In the Matter of Certain Multimedia Display and Navigation Devices and Systems, Components Thereof, and Products Containing the Same.

On November 13, 2009, Pioneer Corporation and Pioneer Electronics (USA) Inc. (collectively, “Pioneer”) filed a complaint with the United States International Trade Commission (the “Commission”) against Garmin International, Inc., Garmin Corporation, and Honeywell International Inc. alleging violation of Section 337 of the Tariff Act of 1930 and infringement of U.S. Patent No. 5,365,448 (“the ’448 patent”), U.S. Patent No. 6,122,592 (“the ’592 patent”), and U.S. Patent No. 5,424,951 (“the ’951 patent”). On January 12, 2010, Garmin filed its Answer asserting the ’448 patent, the ’592 patent, and the ’951 patent are invalid and not infringed.  A hearing was held from September 13-21, 2010.  The parties completed their post-hearing briefing on October 14, 2010.  On December 16, 2010, the Administrative Law Judge issued an Initial Determination concluding there is no violation of Section 337 and finding that the ’448, ’592, and ’951 patents are not infringed. On January 5, 2011 Pioneer filed a petition for review of the claim construction and non-infringement holdings of the Initial Determination.  On April 18, 2011, the Commission issued a notice asking for public comments on whether portfolio licensing activities generally can satisfy the statutory mandate of a domestic industry for any particular asserted patent within the portfolio.  Garmin is preparing to file its brief answering the Commission’s specific questions on or before May 3, 2011 and will thereafter await final confirmation of the Initial Determination by the Commission.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its Answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is not infringed and/or invalid. On April 12, 2011, the special master appointed by the court held a claim construction hearing.  The parties await the special master’s report construing the claims of the patents-in-suit.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). On October 6, 2010, the defendants filed a Motion to Transfer Venue to the Western District of Texas and the parties await the court’s ruling on this motion.  On January 21, 2011, Bandspeed, Inc. filed an Amended Complaint adding additional claims against several of the codefendants, but not against Garmin.  On February 22, 2011, Garmin filed its Answer to the Amended Complaint with counterclaims asserting that the asserted claims of the ’418 and ’614 patents are invalid and not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Tqranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”).  On February 1, 2011, Garmin filed its Answer and counterclaims asserting  that each claim of the ’903 patent is not infringed and/or invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”).  On March 16, 2011, Garmin filed its Amended Answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission against 33 companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”).  Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter.  On February 1, 2011, Garmin filed its Answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  There have been no material changes during the 13-week period ended March 26, 2011 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2011.    The Company did not purchase any shares under this authorization in the first quarter of fiscal 2011.

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

Dated:   May 4, 2011

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