Form 10-Q
period 2011-06-25
GARMIN LTD
filed 2011-08-03
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Company's telephone number, including area code:  +41 52 630 1600

Vorstadt 40/42, 8200 Schaffhausen, Switzerland
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
Large Accelerated Filer  ☑    Accelerated Filer ☐     Non-accelerated Filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

Number of shares issued and registered of the registrant’s common shares as of August 1, 2011
CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.
Form 10-Q
Quarter Ended June 25, 2011

Garmin Ltd.
Form 10-Q
Quarter Ended June 25, 2011

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

The results of operations for the 13-week and 26-week periods ended June 25, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	June 25,	December 25,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,418,871	$1,260,936
Marketable securities	62,626	24,418
Accounts receivable, net	493,057	747,249
Inventories, net	385,678	387,577
Deferred income taxes	27,691	33,628
Deferred costs	28,343	20,053
Prepaid expenses and other current assets	46,261	24,894
Total current assets	2,462,527	2,498,755

Property and equipment, net	423,697	427,805

Marketable securities	1,016,869	777,401
Restricted cash	1,393	1,277
Licensing agreements, net	8,305	1,800
Noncurrent deferred income tax	73,613	73,613
Noncurrent deferred costs	31,047	24,685
Other intangible assets, net	181,004	183,352
Total assets	$4,198,455	$3,988,688

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$125,680	$132,348
Salaries and benefits payable	37,393	49,288
Accrued warranty costs	41,691	49,885
Accrued sales program costs	48,929	107,261
Deferred revenue	134,341	89,711
Accrued royalty costs	27,509	95,086
Accrued advertising expense	23,544	21,587
Other accrued expenses	70,622	63,043
Deferred income taxes	4,435	4,800
Income taxes payable	13,795	56,028
Dividend payable	388,148	0
Total current liabilities	916,087	669,037

Deferred income taxes	13,180	6,986
Non-current income taxes	157,979	153,621
Non-current deferred revenue	146,973	108,076
Other liabilities	1,542	1,406

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,087,445 shares outstanding at June 25, 2011; and 194,358,038 shares outstanding at December 25, 2010;	1,797,435	1,797,435
Additional paid-in capital	53,707	38,268
Treasury stock	(116,099)	(106,758)
Retained earnings	1,097,970	1,264,613
Accumulated other comprehensive income	129,681	56,004
Total stockholders' equity	2,962,694	3,049,562
Total liabilities and stockholders' equity	$4,198,455	$3,988,688

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net sales	$674,099	$728,765	$1,181,933	$1,159,833

Cost of goods sold	351,999	337,113	621,459	537,272

Gross profit	322,100	391,652	560,474	622,561

Advertising expense	34,098	42,440	54,054	59,841
Selling, general and administrative expense	85,896	73,832	159,082	141,509
Research and development expense	70,515	73,337	140,994	135,820
Total operating expense	190,509	189,609	354,130	337,170

Operating income	131,591	202,043	206,344	285,391

Other income (expense):
Interest income	7,639	5,791	14,854	12,669
Foreign currency gains (losses)	(14,611)	(43,605)	(2,471)	(90,141)
Other	2,453	180	5,271	2,013
Total other income (expense)	(4,519)	(37,634)	17,654	(75,459)

Income before income taxes	127,072	164,409	223,998	209,932

Income tax provision	17,595	29,593	19,039	37,788

Net income	$109,477	$134,816	$204,959	$172,144

Net income per share:
Basic	$0.56	$0.68	$1.06	$0.86
Diluted	$0.56	$0.67	$1.05	$0.86

Weighted average common shares outstanding:
Basic	194,051	198,948	193,986	199,437
Diluted	194,875	200,102	194,801	200,626

Dividends declared per share	$2.00	$1.50	$2.00	$1.50

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 25,	June 26,
	2011	2010
Operating Activities:
Net income	$204,959	$172,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,393	26,746
Amortization	10,861	24,809
Loss (gain) on sale of property and equipment	308	(6)
Provision for doubtful accounts	3,563	(552)
Deferred income taxes	7,149	(30)
Unrealized foreign currency losses/(gains)	16,363	47,880
Provision for obsolete and slow moving inventories	(6,998)	10,309
Stock compensation expense	17,315	19,099
Realized losses/(gains) on marketable securities	(4,176)	(470)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	265,448	364,401
Inventories	20,659	(64,272)
Other current assets	(31,490)	5,142
Accounts payable	(13,082)	(52,248)
Other current and non-current liabilities	(142,918)	(193,657)
Deferred revenue	83,628	37,425
Deferred cost	(14,652)	(6,610)
Income taxes payable	(30,033)	(7,771)
License fees	(3,344)	(472)
Net cash provided by operating activities	410,953	381,867

Investing activities:
Purchases of property and equipment	(14,315)	(13,220)
Purchase of intangible assets	(2,587)	(8,229)
Purchase of marketable securities	(520,759)	(169,062)
Redemption of marketable securities	263,428	294,350
Change in restricted cash	(116)	1,111
Net cash (used in)/provided by investing activities	(274,349)	104,950

Financing activities:
Proceeds from issuance of common stock through
stock purchase and stock option plans	4,337	5,452
Taxes paid related to net share settlement of equity awards	(336)	-
Stock repurchase	-	(84,328)
Dividends	-	(299,103)
Tax benefit related to stock option exercise	1,197	1,898
Net cash provided by/(used in) financing activities	5,198	(376,081)

Effect of exchange rate changes on cash and cash equivalents	16,133	(29,148)

Net increase in cash and cash equivalents	157,935	81,588
Cash and cash equivalents at beginning of period	1,260,936	1,091,581
Cash and cash equivalents at end of period	$1,418,871	$1,173,169

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 25, 2011
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 26-week periods ended June 25, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters and year-to-date periods ended June 25, 2011 and June 26, 2010 both contain operating results for 13-weeks and 26-weeks, respectively.

2.	Inventories

The components of inventories consist of the following:

	June 25, 2011	December 25, 2010

Raw materials	$152,480	$103,277
Work-in-process	43,259	43,507
Finished goods	219,270	278,513
Inventory reserves	(29,331)	(37,720)
Inventory, net of reserves	$385,678	$387,577

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2011.   As of June 25, 2011, the Company had repurchased 7,366,646 shares using cash of $223,149 with all purchases made prior to fiscal 2011.  There remains approximately $76,851 available for repurchase under this authorization.

In addition, 522,856 shares repurchased for $16,723 prior to the Company’s redomestication to Switzerland on June 27, 2010, but for which transactions settled after that date, were treated as retired when such shares were still in treasury.  These shares were reflected as additional treasury shares during the 13-weeks ended March 26, 2011 with a corresponding increase to retained earnings.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 25,	June 26,
	2011	2010
Numerator:
Numerator for basic and diluted net income per share - net income	$109,477	$134,816

Denominator:
Denominator for basic net income per share –
weighted-average common shares	194,051	198,948

Effect of dilutive securities –
employee stock options and
stock appreciation rights	824	1,154

Denominator for diluted net income per share –
adjusted weighted-average common shares	194,875	200,102

Basic net income per share	$0.56	$0.68

Diluted net income per share	$0.56	$0.67

	26-Weeks Ended
	June 25,	June 26,
	2011	2010
Numerator:
Numerator for basic and diluted net income
per share - net income	$204,959	$172,144

Denominator:
Denominator for basic net income per share –
weighted-average common shares	193,986	199,437

Effect of dilutive securities –
employee stock options and
stock appreciation rights	815	1,189

Denominator for diluted net income per share –
adjusted weighted-average common shares	194,801	200,626

Basic net income per share	$1.06	$0.86

Diluted net income per share	$1.05	$0.86

There were 5,959,686 anti-dilutive options for the 13-week period ended on June 25, 2011.  There were 6,186,519 anti-dilutive options for the 13-week period ended June 26, 2010.

There were 6,001,583 anti-dilutive options for the 26-week period ended on June 25, 2011.  There were 6,198,202 anti-dilutive options for the 26-week period ended June 26, 2010.

There were 72,545 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 25, 2011.  There were 73,574 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended June 26, 2010.

There were 251,916 shares issued as a result of exercises of stock appreciation rights and stock options for the 26-week period ended June 25, 2011.  There were 365,288 shares issued as a result of exercises of stock appreciation rights and stock options for the 26 week period ended June 26, 2010.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	June 25,	June 26,
	2011	2010
Net income	$109,477	$134,816
Translation adjustment	21,392	(7,821)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	16,911	8,838
Comprehensive income	$147,780	$135,833

	26-Weeks Ended
	June 25,	June 26,
	2011	2010
Net income	$204,959	$172,144
Translation adjustment	54,145	218
Change in fair value of available-for-sale marketable securities, net of deferred taxes	19,525	15,201
Comprehensive income	$278,629	$187,563

6.	Segment Information

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

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 25, 2011

Net sales	$81,007	$78,014	$79,117	$362,706	$73,255	$674,099
Operating income	$35,667	$25,384	$23,357	$25,277	$21,906	$131,591
Income before taxes	$34,921	$24,568	$22,094	$23,228	$22,261	$127,072

13-Weeks Ended June 26, 2010

Net sales	$79,847	$62,469	$74,310	$447,225	$64,914	$728,765
Operating income	$38,035	$24,724	$32,146	$88,548	$18,590	$202,043
Income before taxes	$34,138	$21,512	$28,616	$62,419	$17,724	$164,409

26-Weeks Ended June 25, 2011

Net sales	$147,458	$134,382	$130,425	$627,255	$142,413	$1,181,933
Operating income	$60,474	$40,841	$38,490	$26,872	$39,667	$206,344
Income before taxes	$63,109	$43,066	$40,523	$34,884	$42,416	$223,998

26-Weeks Ended June 26, 2010

Net sales	$139,233	$105,819	$115,625	$668,149	$131,007	$1,159,833
Operating income	$62,404	$38,923	$41,075	$105,530	$37,459	$285,391
Income before taxes	$54,244	$32,571	$35,244	$52,163	$35,710	$209,932

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and 26-week periods ended June 25, 2011 and June 26, 2010:

	North
	America	Asia	Europe	Total
June 25, 2011
Net sales to external customers	$638,420	$119,606	$423,907	$1,181,933
Long lived assets	$229,779	$145,085	$48,833	$423,697

June 26, 2010
Net sales to external customers	$696,120	$91,681	$372,032	$1,159,833
Long lived assets	$231,064	$146,087	$49,654	$426,805

7.	Warranty Reserves

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

	13-Weeks Ended
	June 25,	June 26,
	2011	2010

Balance - beginning of the period	$44,030	$58,814
Accrual for products sold during the period	13,530	15,705
Expenditures	(15,869)	(12,074)
Change in accrual for products sold in prior periods	-	(21,000)
Balance - end of the period	$41,691	$41,445

	26-Weeks Ended
	June 25,	June 26,
	2011	2010

Balance - beginning of the period	$49,885	$87,424
Accrual for products sold during the period	24,333	30,618
Expenditures	(32,527)	(33,821)
Change in accrual for products sold in prior periods	-	(42,776)
Balance - end of the period	$41,691	$41,445

The 13-weeks and 26-weeks ended June 26, 2010 include the effect of a refinement in the estimated warranty reserve which decreased the accrual for the periods by $21,000 and $42,776, respectively.

8.	Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $14,697 over the next 5 years.

9.     Income Taxes

Our earnings before taxes decreased from $164,409 in the second quarter of 2010 to $127,072 in the second quarter of 2011, while our income tax expense decreased by $11,998, to $17,595 for the 13-week period ended June 25, 2011, from $29,593 for the 13-week period ended June 26, 2010.  The effective tax rate was 13.8% in the second quarter of 2011 and 18.0% in the second quarter of 2010.  The effective tax rate was 8.5% in the first half of 2011 and 18.0% in the first half of 2010.  The change in the effective tax rate was primarily due to the first quarter release of reserves related to the expiration of certain statutes for Garmin Europe and lower reserves provided in 2011 following favorable audits in both 2010 and 2011.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 25, 2011
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$1,072,339	$1,072,339	$-	$-
Failed Auction rate securities	7,156	-	-	7,156
Total	$1,079,495	$1,072,339	$-	$7,156

	Fair Value Measurements as of December 25, 2010
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$781,257	$781,257	$-	$-
Failed Auction rate securities	20,562	-	-	20,562
Total	$801,819	$781,257	$-	$20,562

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

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	26-Weeks Ended
	June 25, 2011	June 25, 2011

Beginning balance of auction rate securities	$20,552	$20,562
Total unrealized appreciation included in other
comprehensive income	2,254	2,494
Sales out of Level 3	(15,650)	(15,900)
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$7,156	$7,156

The following is a summary of the company’s marketable securities classified as available-for-sale securities at June 25, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$566,021	$15,194	$-	$-	$581,215
Auction Rate Securities	9,877	-	(2,721)	-	7,156
Obligations of states and political subdivisions	340,841	1,954	(432)	-	342,363
U.S. corporate bonds	104,104	1,976	(143)	(1,274)	104,663
Other	45,054	1,264	(2,220)	-	44,098
Total	$1,065,897	$20,388	$(5,516)	$(1,274)	$1,079,495

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$527,249	$1,913	$(1,520)	$-	$527,642
Auction Rate Securities	25,599	-	(5,037)	-	20,562
Obligations of states and political subdivisions	160,618	347	(3,340)	-	157,625
U.S. corporate bonds	54,348	637	(185)	(1,274)	53,526
Other	39,838	2,626	-	-	42,464
Total	$807,652	$5,523	$(10,082)	$(1,274)	$801,819

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at June 25, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$61,748	$62,625
Due after one year through five years	375,372	377,881
Due after five years through ten years	220,398	222,288
Due after ten years	371,350	378,818
Other (No contractual maturity dates)	37,029	37,883
	$1,065,897	$1,079,495

11. Subsequent Events

On July 26, 2011, a subsidiary of Garmin Ltd. acquired Navigon AG, a privately-held navigation provider based in Hamburg, Germany.

On June 30, 2011, a subsidiary of Garmin Ltd. acquired Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment.

In aggregate, these acquisitions are not material.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 25, 2011	June 26, 2010

Net sales	100%	100%
Cost of goods sold	52%	46%
Gross profit	48%	54%
Advertising	5%	6%
Selling, general and administrative	13%	10%
Research and development	10%	10%
Total operating expenses	28%	26%
Operating income	20%	28%
Other income (expense), net	-1%	-5%
Income before income taxes	19%	23%
Provision for income taxes	3%	4%
Net income	16%	19%

	26-Weeks Ended
	June 25, 2011	June 26, 2010

Net sales	100%	100%
Cost of goods sold	53%	46%
Gross profit	47%	54%
Advertising	5%	5%
Selling, general and administrative	13%	12%
Research and development	12%	12%
Total operating expenses	30%	29%
Operating income	17%	25%
Other income (expense), net	2%	-7%
Income before income taxes	19%	18%
Provision for income taxes	2%	3%
Net income	17%	15%

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

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 25, 2011

Net sales	$81,007	$78,014	$79,117	$362,706	$73,255	$674,099
Operating income	$35,667	$25,384	$23,357	$25,277	$21,906	$131,591
Income before taxes	$34,921	$24,568	$22,094	$23,228	$22,261	$127,072

13-Weeks Ended June 26, 2010

Net sales	$79,847	$62,469	$74,310	$447,225	$64,914	$728,765
Operating income	$38,035	$24,724	$32,146	$88,548	$18,590	$202,043
Income before taxes	$34,138	$21,512	$28,616	$62,419	$17,724	$164,409

26-Weeks Ended June 25, 2011

Net sales	$147,458	$134,382	$130,425	$627,255	$142,413	$1,181,933
Operating income	$60,474	$40,841	$38,490	$26,872	$39,667	$206,344
Income before taxes	$63,109	$43,066	$40,523	$34,884	$42,416	$223,998

26-Weeks Ended June 26, 2010

Net sales	$139,233	$105,819	$115,625	$668,149	$131,007	$1,159,833
Operating income	$62,404	$38,923	$41,075	$105,530	$37,459	$285,391
Income before taxes	$54,244	$32,571	$35,244	$52,163	$35,710	$209,932

Comparison of 13-Weeks Ended June 25, 2011 and June 26, 2010
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$81,007	12%	$79,847	11%	$1,160	1%
Fitness	78,014	11%	62,469	9%	15,545	25%
Marine	79,117	12%	74,310	10%	4,807	6%
Automotive/Mobile	362,706	54%	447,225	61%	(84,519)	-19%
Aviation	73,255	11%	64,914	9%	8,341	13%
Total	$674,099	100%	$728,765	100%	$(54,666)	-8%

Net sales decreased 8% for the 13-week period ended June 25, 2011 when compared to the year-ago quarter.  The decrease occurred in the automotive/mobile segment with partially offsetting growth in all other segments.  Automotive/mobile revenue remains the largest portion of our revenue mix at 54% in the second quarter of 2011 compared to 61% in the second quarter of 2010.

Total unit sales decreased 6% to 3,756 in the second quarter of 2011 from 4,004 in the same period of 2010.   The decrease in unit sales volume in the second quarter of fiscal 2011 was primarily attributable to declining volumes in the automotive/mobile segment.  The fitness and marine segments posted 28% and 23% volume increases, respectively.

Automotive/mobile segment revenue decreased 19% from the year-ago quarter, as volumes decreased 11% and the average selling price (ASP) decreased 9%.  Volumes declined in the North American market as competitive technologies reduced the portable navigation device (PND) market.  ASP declines resulted from product mix shifting toward products bundled with lifetime maps requiring the net deferral of $62 million of revenue and the impact of $27 million of revenue from mobile handsets in the year ago quarter, which had considerably higher ASPs than other automotive/mobile products.  Revenues in our fitness segment increased 25% from the year-ago quarter on the strength of recent product introductions that expand the addressable market and ongoing global penetration in the segment.  Aviation revenues increased 13% from the year-ago quarter as the Company began to ship updated panel mount avionics products.

Cost of Goods Sold

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$28,059	35%	$26,590	33%	$1,469	6%
Fitness	32,512	42%	23,963	38%	8,549	36%
Marine	34,909	44%	25,202	34%	9,707	39%
Automotive/Mobile	233,918	64%	241,889	54%	(7,971)	-3%
Aviation	22,601	31%	19,469	30%	3,132	16%
Total	$351,999	52%	$337,113	46%	$14,886	4%

Cost of goods sold increased 4% for the 13-week period ended June 25, 2011 when compared to the year ago quarter.  In the second quarter of 2010, cost of goods sold was positively impacted by 290 basis points as a percentage of revenues due to a $21.0 million warranty adjustment related to a change in estimate in warranty reserves.  Cost per unit, excluding the warranty adjustment, increased by 5% year-over-year due to product mix offset by the approximately 6% decline in unit sales mentioned above.

Gross Profit

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$52,948	65%	$53,257	67%	$(309)	-1%
Fitness	45,502	58%	38,506	62%	6,996	18%
Marine	44,208	56%	49,108	66%	(4,900)	-10%
Automotive/Mobile	128,788	36%	205,336	46%	(76,548)	-37%
Aviation	50,654	69%	45,445	70%	5,209	11%
Total	$322,100	48%	$391,652	54%	$(69,552)	-18%

Gross profit dollars in the second quarter of 2011 decreased 18% while gross profit margin decreased 600 basis points compared to the second quarter of 2010 driven primarily by the automotive/mobile segment.  Gross profit dollars in all segments excluding automotive/mobile represented 60% of gross profit in second quarter 2011 compared to 48% of gross profit in second quarter 2010.

The automotive/mobile segment gross profit margin percentage decreased 1040 basis points driven primarily by the 2010 warranty benefit discussed above and of the effect of ASP declines and cost per unit increases mentioned above.  The shift in product mix toward products bundled with lifetime maps required us to defer revenue and related costs, thereby lowering gross profit by $51 million during the current quarter compared to $19 million in the year ago quarter.  Outdoor and fitness gross profit margin percentage decreased 130 basis points and 330 basis points, respectively, from the year-ago quarter driven primarily by the 2010 warranty benefit.  Marine gross profit margin percentage decreased 1020 basis points driven by warranty and product mix shift toward lower margin fishfinders.

Advertising Expense

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$4,301	5%	$4,290	5%	$11	0%
Fitness	4,763	6%	3,193	5%	1,570	49%
Marine	3,789	5%	3,349	5%	440	13%
Automotive/Mobile	19,987	6%	30,658	7%	(10,671)	-35%
Aviation	1,258	2%	950	1%	308	32%
Total	$34,098	5%	$42,440	6%	$(8,342)	-20%

Advertising expense decreased 20% in absolute dollars and decreased as a percentage of revenues when compared with the year-ago period.  The decrease in absolute dollars was driven by cooperative advertising, which decreased with volume declines, and reduced media advertising in automotive/mobile.  As a percentage of revenues, advertising expenses declined 80 basis points in the second quarter of 2011 compared to 2010.

Selling, General and Administrative Expense

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$9,175	11%	$7,837	10%	$1,338	17%
Fitness	9,850	13%	6,353	10%	3,497	55%
Marine	9,822	12%	7,674	10%	2,148	28%
Automotive/Mobile	53,715	15%	48,429	11%	5,286	11%
Aviation	3,334	5%	3,539	5%	(205)	-6%
Total	$85,896	13%	$73,832	10%	$12,064	16%

Selling, general and administrative expense increased 16% in absolute dollars while increasing 260 basis points as a percentage of revenues compared to the year-ago quarter.  Selling, general and administrative expenses increased from 10% of revenues in the second quarter of 2010 to 13% of revenues in the second quarter of 2011.  The absolute dollar increase is primarily related to bad debt expense, legal costs and product support costs.  Percentage change for the fitness and marine segments is driven largely by the allocation of costs based on revenues.

Research and Development Expense

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$3,805	5%	$3,095	4%	$710	23%
Fitness	5,505	7%	4,236	7%	1,269	30%
Marine	7,240	9%	5,939	8%	1,301	22%
Automotive/Mobile	29,809	8%	37,701	8%	(7,892)	-21%
Aviation	24,156	33%	22,366	34%	1,790	8%
Total	$70,515	10%	$73,337	10%	$(2,822)	-4%

Research and development expense decreased 4% due to the discontinuation of costs associated with the mobile handset initiative, as well as a slight decline in engineering headcount.   Research and development costs decreased $2.8 million when compared with the year-ago quarter representing a 40 basis point increase as a percent of revenue due to revenue declines outpacing research and development declines.

Operating Income

	13-weeks ended June 25, 2011		13-weeks ended June 26, 2010		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$35,667	44%	$38,035	48%	$(2,368)	-6%
Fitness	25,384	33%	24,724	40%	660	3%
Marine	23,357	30%	32,146	43%	(8,789)	-27%
Automotive/Mobile	25,277	7%	88,548	20%	(63,271)	-71%
Aviation	21,906	30%	18,590	29%	3,316	18%
Total	$131,591	20%	$202,043	28%	$(70,452)	-35%

Operating income decreased 35% in absolute dollars and declined 820 basis points as a percent of revenue when compared to the second quarter of 2010.  Declining gross margin percentage, as discussed above, and increased selling, general and administrative expense as a percent of revenues were the primary contributing factors.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 25, 2011	June 26, 2010
Interest Income	$7,639	$5,791
Foreign Currency Exchange	(14,611)	(43,605)
Other	2,453	180
Total	$(4,519)	$(37,634)

The average interest rate return on cash and investments during the second quarter of 2011 was 1.3% compared to 1.2% during the same quarter of 2010.  The increase in interest income is attributable to increasing cash balances and slightly increasing interest rates.

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

The majority of the $14.6 million currency loss in the second quarter of 2011 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar.  The U.S. Dollar weakened against the Euro and strengthened against the British Pound Sterling creating an immaterial impact.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of Euro denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the U.S. Dollar denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the second quarter of 2011, the U.S. Dollar weakened 2.2% compared to the Taiwan Dollar resulting in a loss of $14.6 million.  The remaining currency gains and losses related to other currencies and timing of transactions were immaterial.

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

Income Tax Provision

Our earnings before taxes decreased 23% when compared to the same quarter in 2010, and our income tax expense decreased by $12.0 million, to $17.6 million for the 13-week period ended June 25, 2011, from $29.6 million for the 13-week period ended June 26, 2010.  The effective tax rate was 13.8% in the second quarter of 2011 and 18.0% in the second quarter of 2010.  The change in the effective tax rate and decrease in income tax expense were primarily driven by lower reserves provided in 2011 related to uncertain tax positions following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income decreased 19% for the 13-week period ended June 25, 2011 to $109.5 million compared to $134.8 million for the 13-week period ended June 26, 2010.

Comparison of 26-Weeks Ended June 25, 2011 and June 26, 2010
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$147,458	13%	$139,233	12%	$8,225	6%
Fitness	134,382	11%	105,819	9%	28,563	27%
Marine	130,425	11%	115,625	10%	14,800	13%
Automotive/Mobile	627,255	53%	668,149	58%	(40,894)	-6%
Aviation	142,413	12%	131,007	11%	11,406	9%
Total	$1,181,933	101%	$1,159,833	100%	$22,100	2%

Net sales increased 2% for the 26-week period ended June 25, 2011 when compared to the year-ago period.  The increase occurred across all segments excluding automotive/mobile with the greatest increase in the fitness and marine segments.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 58% in the first half of 2010 to 53% in the first half of 2011.

Total unit sales increased 2% to 6,281 in the first half of 2011 compared to 6,138 in the same period of 2010.   The unit sales volume increase in the first half of fiscal 2011 was attributable to increasing volumes in the fitness and marine segments offset by a first half decline in automotive/mobile units as the North American PND market slowed due to penetration rates and competing technologies.

Automotive/mobile segment revenue decreased 6% from the year-ago period, as volumes decreased 1% and the average selling price (ASP) decreased 5%.  Volumes declined in the North American market as competitive technologies reduced the portable navigation device (PND) market.  ASP declines resulted from product mix shifting toward products bundled with lifetime maps requiring the net deferral of $84 million of revenue.  Fitness segment revenue increased 27% on the strength of recent product introductions and ongoing global penetration.  Marine revenues increased 13% due to shipments to new OEM partners.  Aviation revenues increased 9% from the year-ago period as the Company began to ship updated panel mount avionics products.

Cost of Goods Sold

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$53,157	36%	$47,465	34%	$5,692	12%
Fitness	55,089	41%	40,262	38%	14,827	37%
Marine	53,019	41%	42,287	37%	10,732	25%
Automotive/Mobile	415,915	66%	368,039	55%	47,876	13%
Aviation	44,279	31%	39,219	30%	5,060	13%
Total	$621,459	53%	$537,272	46%	$84,187	16%

Cost of goods sold increased 16% for the 26-week period ended June 25, 2011 when compared to the year ago period.  The increase was driven primarily by increased unit volumes of 2% and a non-recurring warranty benefit that contributed to reduced costs in 2010.  In the first half of 2010, cost of goods sold as a percentage of revenues was positively impacted by 370 basis points due to a $42.8 million warranty adjustment related to a change in estimate in warranty reserves.  In addition, cost per unit, excluding the warranty adjustment, increased by 5% year-over-year due to product mix.

Gross Profit

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$94,301	64%	$91,768	66%	$2,533	3%
Fitness	79,293	59%	65,557	62%	13,736	21%
Marine	77,406	59%	73,338	63%	4,068	6%
Automotive/Mobile	211,340	34%	300,110	45%	(88,770)	-30%
Aviation	98,134	69%	91,788	70%	6,346	7%
Total	$560,474	47%	$622,561	54%	$(62,087)	-10%

Gross profit dollars in the first half of 2011 decreased 10% while gross profit margin percentage decreased 630 basis points over the same period of the previous year.  First half gross profit margins decreased in all segments when compared to the same period in 2010.  Gross margins in 2010 were positively impacted by 370 basis points due to a $42.8 million warranty adjustment related to refinement in the estimated warranty reserve.

The automotive/mobile segment gross profit margin percentage decreased 1120 basis points driven primarily by the 2010 warranty benefit, ASP declines and product cost increases discussed above. The shift in product mix toward products bundled with lifetime maps required us to defer revenue and related costs, thereby lowering gross profit by $69 million during the 26-weeks ended June 25, 2011 compared to $31 million for the 26-weeks ended June 26, 2010.  Outdoor and fitness gross profit margin percentage decreased 200 basis points and 290 basis points, respectively, from the year-ago quarter driven primarily by the 2010 warranty benefit.  Marine gross profit margin percentage decreased 410 basis points driven by warranty and product mix.

Advertising Expense

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$7,202	5%	$6,394	5%	$808	13%
Fitness	8,243	6%	4,896	5%	3,347	68%
Marine	6,227	5%	5,774	5%	453	8%
Automotive/Mobile	30,135	5%	40,570	6%	(10,435)	-26%
Aviation	2,247	2%	2,207	2%	40	2%
Total	$54,054	5%	$59,841	5%	$(5,787)	-10%

Advertising expense decreased 10% in absolute dollars while holding flat at 5% of sales when compared with the year-ago period.  The decrease in advertising for the auto/mobile segment was driven by  reduced cooperative advertising paid to our retail partners and the elimination of mobile handset specific advertising, partially offset by  the increase in the fitness segment where we continue to invest for growth and are seeing strong increases in sales.

Selling, General and Administrative Expenses

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$18,781	13%	$16,903	12%	$1,878	11%
Fitness	19,261	14%	13,502	13%	5,759	43%
Marine	18,171	14%	14,662	13%	3,509	24%
Automotive/Mobile	94,646	15%	87,651	13%	6,995	8%
Aviation	8,223	6%	8,791	7%	(568)	-6%
Total	$159,082	13%	$141,509	12%	$17,573	12%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of sales compared to the year-ago period.  As a percent of sales, selling, general and administrative expenses increased from 12% of sales in the first half of 2010 to 13% of sales in the first half of 2011. The expense increase was primarily driven by bad debt expense, legal costs and product support costs.  Percentage change for the fitness and marine segments is driven largely by the allocation of costs based on revenues.

Research and Development Expense

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$7,844	5%	$6,067	4%	$1,777	29%
Fitness	10,948	8%	8,236	8%	2,712	33%
Marine	14,518	11%	11,827	10%	2,691	23%
Automotive/Mobile	59,687	10%	66,359	10%	(6,672)	-10%
Aviation	47,997	34%	43,331	33%	4,666	11%
Total	$140,994	12%	$135,820	12%	$5,174	4%

Research and development expense increased 4% due to ongoing development activities for new products, and a year-over-year increase in headcount during the first quarter of 2011 offset by the discontinuation of costs associated with the mobile handset initiative.   Research and development costs increased $5.2 million when compared with the year-ago period and increased 20 basis points as a percent of revenue as research and development growth outpaced revenue growth.

Operating Income

	26-weeks ended June 25, 2011		26-weeks ended June 26, 2010		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$60,474	41%	$62,404	45%	$(1,930)	-3%
Fitness	40,841	30%	38,923	37%	1,918	5%
Marine	38,490	30%	41,075	36%	(2,585)	-6%
Automotive/Mobile	26,872	4%	105,530	16%	(78,658)	-75%
Aviation	39,667	28%	37,459	29%	2,208	6%
Total	$206,344	17%	$285,391	25%	$(79,047)	-28%

Operating income decreased 710 basis points as a percent of revenue and 28% in absolute dollars when compared to the year-ago period as revenue growth was offset by declining gross margins and increased operating expenses as discussed above.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 25, 2011	June 26, 2010
Interest Income	$14,854	$12,669
Foreign Currency Exchange	(2,471)	(90,141)
Other	5,271	2,013
Total	$17,654	$(75,459)

The average taxable equivalent interest rate return on invested cash during the first half of 2011 was 1.3% compared to 1.4% during the same period of 2010.  The increase in interest income is attributable to increasing cash balances offset by a slight decrease in interest rates.

The majority of the $2.5 million currency loss in the first half of 2011 was due to the weakening of the U.S. Dollar compared to the Euro, Taiwan Dollar and other global currencies.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of EUR denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the USD denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the first half of 2011, the U.S. Dollar weakened 8.4% and 3.6%, respectively, compared to the Euro and the British Pound Sterling, resulting in a gain of $33.0 million.  In addition, the U.S. Dollar weakened 5.6% against the Taiwan Dollar, resulting in a $36.7 million loss.  The remaining net currency gain of $1.2 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes increased 7% when compared to the same period in 2010, while our income tax expense decreased by $18.7 million or 50%, to $19.0 million, for the 26-week period ended June 25, 2011, from $37.8 million for the 26-week period ended June 26, 2010.  The effective tax rate was 8.5% in the first half of 2011 and 18.0% in the first half of 2010.    The decrease is primarily due to the first quarter release of reserves related to the expiration of certain statutes for Garmin Europe and lower reserves provided in 2011 related to uncertain tax positions following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income increased 19% for the 26-week period ended June 25, 2011 to $205.0 million compared to $172.1 million for the 26-week period ended June 26, 2010.

Liquidity and Capital Resources

Net cash generated by operating activities was $411.0 million for the 26-week period ended June 25, 2011 compared to $381.9 million for the 26-week period ended June 26, 2010. Primary drivers of the cash generation included $205.0 million of net income with non-cash adjustments for depreciation/amortization of $38.2 million, and stock compensation expense of $17.3 million, $265.4 million related to accounts receivable collections as sales declined for the 13-weeks ended June 25, 2011 and $83.6 million of net deferred sales as required by our revenue recognition policies.  This cash generation was partially offset by uses of cash including a $142.9 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and sales program costs, a $30.0 million reduction in income taxes payable due to timing of payments and a $31.5 million increase in other current assets related to prepaid expenses.

Cash flow used in investing activities during the 26-week period ending June 25, 2011 was $274.3 million.  Cash flow used in investing activities principally related to the net purchase of $257.3 million of fixed income securities associated with the investment of our on-hand cash balances, $14.3 million in capital expenditures primarily related to business operation and maintenance activities, and the purchase of intangible assets for $2.6 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the 26-weeks ended June 25, 2011 was 1.3%.

Net cash provided by financing activities during the period was $5.2 million resulting from the issuance of common stock related to our Company stock option plan and stock based compensation tax benefits.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, payment of dividends, and other cash requirements at least through the end of fiscal 2011.

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $14.7 million over the next 5 years.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations.    In accordance with the Accounting Standards Code, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the reporting currency of Garmin Ltd.    Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities.   The effect of this translation is recorded in a separate component of stockholders’ equity and has been included in accumulated other comprehensive income/(loss) in the accompanying condensed consolidated balance sheets.

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

Interest  Rate Risk

As of June 25, 2011, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 25, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 25, 2011 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 14, 2009, Ambato Media, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”). On September 28, 2009, Garmin filed its answer and counterclaims asserting the ’542 patent is invalid and not infringed. On July 18, 2011, the court issued an order construing the claims of the ‘542 patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

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

In the Matter of Certain Multimedia Display and Navigation Devices and Systems, Components Thereof, and Products Containing the Same.

On November 13, 2009, Pioneer Corporation and Pioneer Electronics (USA) Inc. (collectively, “Pioneer”) filed a complaint with the United States International Trade Commission (the “Commission”) against Garmin International, Inc., Garmin Corporation, and Honeywell International Inc. alleging violation of Section 337 of the Tariff Act of 1930 and infringement of U.S. Patent No. 5,365,448 (“the ’448 patent”), U.S. Patent No. 6,122,592 (“the ’592 patent”), and U.S. Patent No. 5,424,951 (“the ’951 patent”). On July 1, 2011, the Commission issued a Final Decision concluding there is no violation of Section 337, finding the ‘592 patent is not infringed and invalid, and finding that Pioneer failed to establish a sufficient domestic industry to support the investigation.  Pioneer has 60 days from the issuance of the Final Decision to appeal.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend any appeal in this action.

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

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its Answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is not infringed and/or invalid. On April 12, 2011, the special master appointed by the court held a claim construction hearing.  On May 2, 2011, the special master issued his report construing the claims of the patents-in-suit.  On May 16, 2011, Garmin filed its objections with the court to the special master’s claim construction report.  The parties await the court’s resolution of claim construction.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Taranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

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

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”).  On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid.  On July 15, 2011, the court held a claim construction hearing and the parties await the court’s claim construction order.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

GPS Industries LLC v. Bushnell Corporation, Callaway Golf Company, Expresso Satellite Navigation, Inc., Garmin International, Inc., Goplanet Corporation, Savant GPS LLC, and Skyshot USA Inc.

On May 10, 2011, GPS Industries LLC filed  suit in the United States District Court for the Western District of Texas against seven companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,438,518 (“the ’518 patent”). This lawsuit has not yet been served on Garmin.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Qaxaz LLC v. Alpine Electronics of America, Inc., Best Buy Purchasing, LLC, Clarion Corporation of America, Garmin International, Inc. Insignia Products, MiTAC USA Inc., Motorola Mobility, Inc., Pioneer Electronics (USA) Inc., Telenav, Inc., and TomTom Inc.

On June 2, 2011, Qaxaz LLC filed  suit in the United States District Court for the District of Delaware against ten companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,917,285 (“the ’285 patent”).  On June 28, 2011, Garmin filed its answer and counterclaims asserting that the asserted claims of the ‘285 patent are invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  There have been no material changes during the 13-week period ended June 25, 2011 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2011.    The Company did not purchase any shares under this authorization in the second quarter of fiscal 2011.

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

Dated:   August 3, 2011

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