Form 10-Q/A
period 2011-06-25
GARMIN LTD
filed 2011-08-30
CIK 1121788

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
Large Accelerated Filer  ☒    Accelerated Filer ☐     Non-accelerated Filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares issued and registered of the registrant’s common shares as of August 1, 2011
CHF 10.00 par value:  208,077,418 (including treasury shares)

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Garmin Ltd.’s quarterly report on Form 10-Q for the period ended June 25, 2011, filed with the Securities and Exchange Commission on August, 3, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase

* Filed with our Form 10-Q as filed on August 3, 2011

** Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By:	/s/ Kevin Rauckman
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated:   August 29, 2011