Form 10-Q
period 2011-09-24
GARMIN LTD
filed 2011-11-02
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

or

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

Number of shares issued and registered of the registrant’s common shares as of October 31, 2011
CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.
Form 10-Q
Quarter Ended September 24, 2011

Garmin Ltd.
Form 10-Q
Quarter Ended September 24, 2011

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

The results of operations for the 13-week and 39-week periods ended September 24, 2011 are not necessarily indicative of the results to be expected for the full year 2011.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	Sept 24,	December 25,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,389,406	$1,260,936
Marketable securities	72,784	24,418
Accounts receivable, net	519,226	747,249
Inventories, net	461,304	387,577
Deferred income taxes	26,297	33,628
Deferred costs	31,780	20,053
Prepaid expenses and other current assets	53,117	24,894
Total current assets	2,553,914	2,498,755

Property and equipment, net	423,041	427,805

Marketable securities	983,563	777,401
Restricted cash	1,399	1,277
Licensing agreements, net	7,603	1,800
Noncurrent deferred income tax	73,613	73,613
Noncurrent deferred costs	36,134	24,685
Other intangible assets, net	255,618	183,352
Total assets	$4,334,885	$3,988,688

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$182,651	$132,348
Salaries and benefits payable	46,591	49,288
Accrued warranty costs	43,473	49,885
Accrued sales program costs	44,549	107,261
Deferred revenue	139,528	89,711
Accrued royalty costs	77,907	95,086
Accrued advertising expense	24,595	21,587
Other accrued expenses	97,081	63,043
Deferred income taxes	4,645	4,800
Income taxes payable	20,163	56,028
Dividend payable	232,889	0
Total current liabilities	914,072	669,037

Deferred income taxes	12,199	6,986
Non-current income taxes	165,545	153,621
Non-current deferred revenue	173,355	108,076
Other liabilities	1,522	1,406

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,171,773 shares outstanding at September 24, 2011; and 194,358,038 shares outstanding at December 25, 2010;	1,797,435	1,797,435
Additional paid-in capital	61,309	38,268
Treasury stock	(113,681)	(106,758)
Retained earnings	1,248,443	1,264,613
Accumulated other comprehensive income	74,686	56,004
Total stockholders' equity	3,068,192	3,049,562
Total liabilities and stockholders' equity	$4,334,885	$3,988,688

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 24,	Sept 25,	Sept 24,	Sept 25,
	2011	2010	2011	2010
Net sales	$666,993	$692,364	$1,848,925	$1,852,196

Cost of goods sold	322,662	348,344	944,120	885,615

Gross profit	344,331	344,020	904,805	966,581

Advertising expense	35,310	41,002	89,364	100,843
Selling, general and administrative expense	88,751	66,869	247,833	208,379
Research and development expense	72,936	69,512	213,930	205,332
Total operating expense	196,997	177,383	551,127	514,554

Operating income	147,334	166,637	353,678	452,027

Other income (expense):
Interest income	8,464	5,695	23,318	18,364
Foreign currency gains (losses)	14,893	35,527	12,422	(54,614)
Other	4,345	3,057	9,616	5,071
Total other income (expense)	27,702	44,279	45,356	(31,179)

Income before income taxes	175,036	210,916	399,034	420,848

Income tax provision (benefit)	24,655	(68,636)	43,694	(30,848)

Net income	$150,381	$279,552	$355,340	$451,696

Net income per share:
Basic	$0.77	$1.44	$1.83	$2.28
Diluted	$0.77	$1.43	$1.82	$2.27

Weighted average common shares outstanding:
Basic	194,112	194,482	194,028	197,785
Diluted	194,828	195,305	194,809	198,891

Dividends declared per share			$2.00	$1.50

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010
Operating Activities:
Net income	$355,340	$451,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,558	39,755
Amortization	19,772	32,471
Loss (gain) on sale of property and equipment	(2,407)	34
Provision for doubtful accounts	6,227	(3,104)
Deferred income taxes	12,429	260
Unrealized foreign currency losses/(gains)	(5,366)	38,635
Provision for obsolete and slow moving inventories	2,590	14,406
Stock compensation expense	27,258	29,412
Realized losses/(gains) on marketable securities	(5,633)	1,022
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	256,656	351,225
Inventories	(58,655)	(196,270)
Other current assets	(36,713)	24,495
Accounts payable	(5,603)	(13,051)
Other current and non-current liabilities	(72,349)	(261,132)
Deferred revenue	115,096	65,552
Deferred cost	(23,175)	(10,531)
Income taxes payable	(21,987)	24,383
License fees	(6,562)	(3,043)
Net cash provided by operating activities	597,476	586,215

Investing activities:
Purchases of property and equipment	(26,523)	(22,983)
Purchase of intangible assets	(8,611)	(7,891)
Purchase of marketable securities	(835,965)	(413,312)
Redemption of marketable securities	599,740	534,500
Change in restricted cash	(122)	1,091
Acquisitions, net of cash acquired	(52,688)	-
Net cash (used in)/provided by investing activities	(324,169)	91,405

Financing activities:
Proceeds from issuance of common stock through stock purchase and stock option plans	5,619	6,369
Taxes paid related to net share settlement of equity awards	(375)	-
Stock repurchase	-	(223,378)
Dividends	(154,835)	(299,103)
Tax benefit related to stock option exercise	1,542	2,377
Net cash used in financing activities	(148,049)	(513,735)

Effect of exchange rate changes on cash and cash equivalents	3,212	(19,501)

Net increase in cash and cash equivalents	128,470	144,384
Cash and cash equivalents at beginning of period	1,260,936	1,091,581
Cash and cash equivalents at end of period	$1,389,406	$1,235,965

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 24, 2011
(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 39-week periods ended September 24, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year.  Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13-weeks.  The quarters and year-to-date periods ended September 24, 2011 and September 25, 2010 both contain operating results for 13-weeks and 39-weeks, respectively.

2.	Inventories

The components of inventories consist of the following:

	September 24, 2011	December 25, 2010

Raw Materials	$149,134	$103,277
Work-in-process	55,311	43,507
Finished goods	283,344	278,513
Inventory Reserves	(26,485)	(37,720)
Inventory, net of reserves	$461,304	$387,577

3.	Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.   The share repurchase authorization expires on December 31, 2011.   As of September 24, 2011, the Company had repurchased 7,366,646 shares using cash of $223,149 with all purchases made prior to fiscal 2011.  There remains approximately $76,851 available for repurchase under this authorization.

In addition, 522,856 shares repurchased for $16,723 prior to the Company’s redomestication to Switzerland on June 27, 2010, but for which transactions settled after that date, were treated as retired when such shares were still in treasury.  These shares were reflected as additional treasury shares during the 13-weeks ended March 26, 2011 with a corresponding increase to retained earnings.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010
Numerator:
Numerator for basic and diluted net income per share - net income	$150,381	$279,552

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,112	194,482

Effect of dilutive securities – employee stock options and stock appreciation rights	716	823

Denominator for diluted net income per share – adjusted weighted-average common shares	194,828	195,305

Basic net income per share	$0.77	$1.44

Diluted net income per share	$0.77	$1.43

	39-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010
Numerator:
Numerator for basic and diluted net income per share - net income	$355,340	$451,696

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,028	197,785

Effect of dilutive securities – employee stock options and stock appreciation rights	781	1,106

Denominator for diluted net income per share – adjusted weighted-average common shares	194,809	198,891

Basic net income per share	$1.83	$2.28

Diluted net income per share	$1.82	$2.27

There were 5,880,506 anti-dilutive options for the 13-week period ended on September 24, 2011.  There were 6,851,107 anti-dilutive options for the 13-week period ended September 25, 2010.

There were 5,966,364 anti-dilutive options for the 39-week period ended on September 24, 2011.  There were 6,225,969 anti-dilutive options for the 39-week period ended September 25, 2010.

There were 84,328 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended September 24, 2011.  There were 97,369 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended September 25, 2010.

There were 366,244 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 24, 2011.  There were 462,657 shares issued as a result of exercises of stock appreciation rights and stock options for the 39-week period ended September 25, 2010.

5.	Comprehensive Income

Comprehensive income is comprised of the following:

	13-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010
Net income	$150,381	$279,552
Translation adjustment	(53,367)	26,020
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,628)	4,938
Comprehensive income	$95,386	$310,510

	39-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010
Net income	$355,340	$451,696
Translation adjustment	785	26,213
Change in fair value of available-for-sale marketable securities, net of deferred taxes	17,897	20,140
Comprehensive income	$374,022	$498,049

6.	Segment Information

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

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

Garmin Ltd. And Subsidiaries
Revenue, Gross Profit, and Operating Income by Segment

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 24, 2011

Net sales	$94,720	$69,030	$48,055	$384,150	$71,038	$666,993
Operating income	$41,331	$20,452	$9,870	$56,215	$19,466	$147,334
Income before taxes	$44,149	$22,619	$11,373	$77,566	$19,329	$175,036

13-Weeks Ended September 25, 2010

Net sales	$90,329	$53,656	$46,086	$441,891	$60,402	$692,364
Operating income	$48,230	$19,928	$15,618	$66,588	$16,273	$166,637
Income before taxes	$53,319	$23,076	$17,991	$97,770	$18,760	$210,916

39-Weeks Ended September 24, 2011

Net sales	$242,178	$203,411	$178,479	$1,011,405	$213,452	$1,848,925
Operating income	$101,805	$61,293	$48,360	$83,087	$59,133	$353,678
Income before taxes	$107,258	$65,686	$51,896	$112,449	$61,745	$399,034

39-Weeks Ended September 25, 2010

Net sales	$229,562	$159,475	$161,710	$1,110,040	$191,409	$1,852,196
Operating income	$110,634	$58,851	$56,694	$172,117	$53,731	$452,027
Income before taxes	$107,563	$55,648	$53,235	$149,932	$54,470	$420,848

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are shown below as of and for the 39-week periods ended September 24, 2011 and September 25, 2010.  Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 24, 2011
Net sales to external customers	$990,155	$176,379	$682,391	$1,848,925
Long lived assets	$227,894	$145,741	$49,406	$423,041

September 25, 2010
Net sales to external customers	$1,109,376	$154,594	$588,226	$1,852,196
Long lived assets	$232,546	$145,129	$50,181	$427,856

7.	Warranty Reserves

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

	13-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010

Balance - beginning of the period	$41,691	$41,445
Accrual for products sold during the period	12,737	23,183
Expenditures	(10,955)	(20,605)
Balance - end of the period	$43,473	$44,023

	39-Weeks Ended
	Sept 24,	Sept 25,
	2011	2010

Balance - beginning of the period	$49,885	$87,424
Accrual for products sold during the period	37,070	53,801
Expenditures	(43,482)	(54,426)
Change in accrual for products sold in prior periods	-	(42,776)
Balance - end of the period	$43,473	$44,023

The 39-weeks ended September 25, 2010 include the effect of a refinement in the estimated warranty reserve which decreased the accrual for the period by $42,776.

8.	Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $100,458 over the next 5 years.

9.	Income Taxes

Our earnings before taxes decreased from $210,916 in the third quarter of 2010 to $175,036 in the third quarter of 2011, while our income tax expense increased by $$93,291, to $24,655 for the 13-week period ended September 24, 2011, from ($68,636) for the 13-week period ended September 25, 2010.  For the 39-week period ended September 24, 2011, our earnings before taxes decreased 5% when compared to the same period in 2010, while our income tax expense increased by $74,542, to $43,694, for the 39-week period ended September 24, 2011, from ($30,848) for the 39-week period ended September 25, 2010.   The significant increase was due to the impact of one-time items booked in the third quarter of 2010.  The one-time adjustment of ($114,605) includes the release of uncertain tax position reserves from 2006 to 2008 related to our settlement with the IRS in the US, partially offset by a settlement for the 2007 tax year in the US, and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 22% and 20% for the 13-weeks and the 39-weeks ended September 25, 2010, respectively, compared to 14% and 11% for the 13-weeks and 39-weeks ended September 24, 2011, respectively.  The change in the effective tax rate was primarily due to the first quarter of 2011 release of reserves related to the expiration of certain statutes for the Company’s United Kingdom subsidiary, Garmin (Europe) Ltd. (“Garmin Europe”), and lower reserves provided in 2011 following favorable audits in both 2010 and 2011.

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

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 24, 2011
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$1,049,107	$1,049,107	$-	$-
Failed Auction rate securities	7,240	-	-	7,240
Total	$1,056,347	$1,049,107	$-	$7,240

	Fair Value Measurements as of December 25, 2010
Description	Total	Level 1	Level 2	Level 3
Available for-sale securities	$781,257	$781,257	$-	$-
Failed Auction rate securities	20,562	-	-	20,562
Total	$801,819	$781,257	$-	$20,562

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

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	13-Weeks Ended	39-Weeks Ended
	Sept 24, 2011	Sept 24, 2011

Beginning balance of auction rate securities	$7,156	$20,562
Total unrealized appreciation included in other comprehensive income	734	3,228
Sales out of Level 3	(650)	(16,550)
Ending balance of auction rate securities	$7,240	$7,240

The following is a summary of the company’s marketable securities classified as available-for-sale securities at September 24, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$567,083	$17,362	$-	$-	$584,445
Auction Rate Securities	9,227	-	(1,987)	-	7,240
Obligations of states and political subdivisions	303,735	2,353	(456)	-	305,632
U.S. corporate bonds	113,174	898	(881)	(1,274)	111,917
Other	50,944	908	(4,739)	-	47,113
Total	$1,044,163	$21,521	$(8,063)	$(1,274)	$1,056,347

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$527,249	$1,913	$(1,520)	$-	$527,642
Auction Rate Securities	25,599	-	(5,037)	-	20,562
Obligations of states and political subdivisions	160,618	347	(3,340)	-	157,625
U.S. corporate bonds	54,348	637	(185)	(1,274)	53,526
Other	39,838	2,626	-	-	42,464
Total	$807,652	$5,523	$(10,082)	$(1,274)	$801,819

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at September 24, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$72,369	$72,784
Due after one year through five years	295,972	297,430
Due after five years through ten years	252,456	254,868
Due after ten years	386,778	394,215
Other (No contractual maturity dates)	36,588	37,050
	$1,044,163	$1,056,347

11. Change in Accounting Estimate

Sales from products bundled with lifetime map updates and premium traffic services have increased significantly as a percentage of total product sales in 2011, including the impact of new product introductions.  Concurrently, market conditions have caused decreases in the ASP and margins of comparable models year over year.  In addition, the difference in pricing of such bundled units and comparable unbundled models has considerably decreased.  Due to the impact of these and other factors, the Company changed its estimate of the per unit revenue and cost deferrals during the third quarter of 2011. The impact of the change in estimate in the third quarter and year to date period was an increase in gross profit, net income and net income per share (basic and diluted) of $17.8 million, $15.3 million and $0.07, respectively.

12. Acquisitions

In the third quarter of 2011, subsidiaries of Garmin Ltd. completed the following acquisitions:

•	Navigon AG (“Navigon”), a privately-held navigation provider based in Hamburg, Germany

•	Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment

•	Garmin Distribution Africa (Pty) Ltd., the distributor of Garmin’s consumer products in Southern Africa

•	Garmap (Pty) Ltd., a South African mapping and mobile applications provider

These companies were acquired for an aggregate amount of $68,029 in cash less $15,341 cash acquired. The preliminary purchase price allocation for these acquisitions included goodwill and intangible assets of $74,034. Garmin also recognized $3,923 of restructuring costs in the current quarter related specifically to the Navigon acquisition. Individually and in the aggregate, these acquisitions are not considered material; therefore supplemental pro forma information is not presented. The allocation of purchase price to assets acquired and liabilities assumed in these acquisitions is based upon certain valuations and other analyses, including a review of acquired income tax loss carry forwards that have not been finalized as of the date of this filing. Accordingly, the purchase price allocations are considered preliminary and are subject to future adjustments during the allocation period.

13. Recently Issued Accounting Pronouncements

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under ASC 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4.   If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption will be elected.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 24, 2011	September 25, 2010

Net sales	100%	100%
Cost of goods sold	48%	50%
Gross profit	52%	50%
Advertising	5%	6%
Selling, general and administrative	14%	10%
Research and development	11%	10%
Total operating expenses	30%	26%
Operating income	22%	24%
Other income (expense), net	4%	6%
Income before income taxes	26%	30%
Provision for/(Benefit from) income taxes	3%	-10%
Net income	23%	40%

	39-Weeks Ended
	September 24, 2011	September 25, 2010

Net sales	100%	100%
Cost of goods sold	51%	48%
Gross profit	49%	52%
Advertising	5%	6%
Selling, general and administrative	13%	11%
Research and development	12%	11%
Total operating expenses	30%	28%
Operating income	19%	24%
Other income (expense), net	3%	-2%
Income before income taxes	22%	22%
Provision for/(Benefit from) income taxes	3%	-2%
Net income	19%	24%

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

Comparison of 13-Weeks Ended September 24, 2011 and September 25, 2010
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$94,720	14%	$90,329	13%	$4,391	5%
Fitness	69,030	10%	53,656	8%	15,374	29%
Marine	48,055	7%	46,086	6%	1,969	4%
Automotive/Mobile	384,150	58%	441,891	64%	(57,741)	-13%
Aviation	71,038	11%	60,402	9%	10,636	18%
Total	$666,993	100%	$692,364	100%	$(25,371)	-4%

Net sales decreased 4% for the 13-week period ended September 24, 2011 when compared to the year-ago quarter.  The decrease was driven by declines in the automotive/mobile segment with partially offsetting growth in all other segments.  Automotive/mobile revenue remains the largest portion of our revenue mix at 58% in the third quarter of 2011 compared to 64% in the third quarter of 2010.

Total unit sales decreased 9% to 3,457 in the third quarter of 2011 from 3,811 in the same period of 2010.   The decrease in unit sales volume in the third quarter of fiscal 2011 was attributable to declining volumes in the automotive/mobile and marine segments with partially offsetting growth in fitness, aviation and outdoor.

Automotive/mobile segment revenue decreased 13% from the year-ago quarter, as volumes decreased 13% and the average selling price (ASP) was stable due to an increase in the popularity of our bundled product offerings, offset by a decrease in the ASP of comparable models from the previous year.  Volume declines were driven by the North American market as competitive technologies reduced the portable navigation device (PND) market.  Revenues in our fitness segment increased 29% from the year-ago quarter on the strength of recent product introductions that expand the addressable market and ongoing global penetration in the segment.  Aviation revenues increased 18% from the year-ago quarter as sales of updated panel mount avionics products continued to increase.

Cost of Goods Sold

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$32,333	34%	$27,982	31%	$4,351	16%
Fitness	27,554	40%	21,484	40%	6,070	28%
Marine	21,677	45%	18,321	40%	3,356	18%
Automotive/Mobile	217,209	57%	262,621	59%	(45,412)	-17%
Aviation	23,889	34%	17,936	30%	5,953	33%
Total	$322,662	48%	$348,344	50%	$(25,682)	-7%

Cost of goods sold decreased 7% for the 13-week period ended September 24, 2011 when compared to the year ago quarter.  Cost per unit increased by 2% year-over-year due to product mix shifting toward bundled PNDs, as well as aviation and fitness products which had a higher cost per unit.  This was offset by the 9% decline in unit volumes mentioned above.

Gross Profit

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$62,387	66%	$62,347	69%	$40	0%
Fitness	41,476	60%	32,172	60%	9,304	29%
Marine	26,378	55%	27,765	60%	(1,387)	-5%
Automotive/Mobile	166,941	43%	179,270	41%	(12,329)	-7%
Aviation	47,149	66%	42,466	70%	4,683	11%
Total	$344,331	52%	$344,020	50%	$311	0%

Gross profit dollars in the third quarter of 2011 were flat while gross profit margin increased 190 basis points compared to the third quarter of 2010 driven by the automotive/mobile segment.  Gross profit dollars in all segments excluding automotive/mobile represented 52% of gross profit in third quarter 2011 compared to 48% of gross profit in third quarter 2010, reflecting the continuing growth of these segments.

The automotive/mobile segment gross profit margin percentage increased 290 basis points driven by lower cost per unit due to improved sourcing arrangements and reduced deferral of gross profit due to a change in accounting estimate.  Sales from products bundled with lifetime map updates and premium traffic services have increased significantly as a percentage of total product sales in 2011, including the impact of new product introductions.  Concurrently, market conditions have caused decreases in the ASP and margins of comparable models year over year.  In addition, the difference in pricing of such bundled units and comparable unbundled models has considerably decreased.  Due to the impact of these and other factors, the Company changed its estimate of the per unit revenue and cost deferrals during the third quarter of 2011. The impact of the change in estimate was an increase in gross profit of $17.8 million.
Outdoor, marine and aviation gross profit margin percentage decreased 320 basis points, 540 basis points and 390 basis points, respectively, from the year-ago quarter.  In both outdoor and marine, the decline is primarily related to product mix shifting toward lower margin products, specifically golf and dog-related products in outdoor and fishfinders in marine.  In aviation, our retrofit panel mount products have a slightly lower margin profile than the OEM and portable products.

Advertising Expense

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$4,395	5%	$3,754	4%	$641	17%
Fitness	5,063	7%	3,119	6%	1,944	62%
Marine	2,451	5%	2,139	5%	312	15%
Automotive/Mobile	22,414	6%	31,078	7%	(8,664)	-28%
Aviation	987	1%	912	2%	75	8%
Total	$35,310	5%	$41,002	6%	$(5,692)	-14%

Advertising expense decreased 14% in absolute dollars and decreased as a percentage of revenues when compared with the year-ago period.  The decrease in absolute dollars was driven by cooperative advertising, which decreased with volume declines, and reduced media advertising in automotive/mobile.  As a percentage of revenues, advertising expenses declined 60 basis points in the third quarter of 2011 compared to 2010.

Selling, General and Administrative Expense

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$12,331	13%	$7,379	8%	$4,952	67%
Fitness	10,442	15%	5,536	10%	4,906	89%
Marine	7,209	15%	4,615	10%	2,594	56%
Automotive/Mobile	56,030	15%	46,301	10%	9,729	21%
Aviation	2,739	4%	3,038	5%	(299)	-10%
Total	$88,751	14%	$66,869	10%	$21,882	33%

Selling, general and administrative expense increased 33% in absolute dollars while increasing 360 basis points as a percentage of revenues compared to the year-ago quarter.  Selling, general and administrative expenses increased from 10% of revenues in the third quarter of 2010 to 14% of revenues in the third quarter of 2011.  The absolute dollar increase is primarily related to acquisitions and related restructuring costs of $3.9 million for Navigon, and product support costs and commissions associated with a new web-based sales program.  Percentage change for the outdoor, fitness and marine segments is driven largely by the allocation of costs based on revenues.

Research and Development Expense

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$4,330	5%	$2,984	3%	$1,346	45%
Fitness	5,519	8%	3,589	7%	1,930	54%
Marine	6,848	14%	5,393	12%	1,455	27%
Automotive/Mobile	32,282	8%	35,303	8%	(3,021)	-9%
Aviation	23,957	34%	22,243	37%	1,714	8%
Total	$72,936	11%	$69,512	10%	$3,424	5%

Research and development expense increased 5% due to the additional headcount associated with our recent acquisitions.   Research and development costs increased $3.4 million when compared with the year-ago quarter representing a 90 basis point increase as a percent of revenue.

Operating Income

	13-weeks ended Sept 24, 2011		13-weeks ended Sept 25, 2010		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$41,331	44%	$48,230	53%	$(6,899)	-14%
Fitness	20,452	30%	19,928	37%	524	3%
Marine	9,870	21%	15,618	34%	(5,748)	-37%
Automotive/Mobile	56,215	15%	66,588	15%	(10,373)	-16%
Aviation	19,466	27%	16,273	27%	3,193	20%
Total	$147,334	22%	$166,637	24%	$(19,303)	-12%

Operating income decreased 12% in absolute dollars and declined 200 basis points as a percent of revenue when compared to the third quarter of 2010.  Improved gross margin percentage, as discussed above, was offset by increased selling, general and administrative expense as a percent of revenues.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	Sept 24, 2011	Sept 25, 2010
Interest Income	$8,464	$5,695
Foreign Currency Exchange	14,893	35,527
Other	4,345	3,057
Total	$27,702	$44,279

The average interest rate return on cash and investments during the third quarter of 2011 was 1.4% compared to 1.2% during the same quarter of 2010.  The increase in interest income is attributable to increasing cash balances and increasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The Taiwan Dollar is the functional currency of Garmin Corporation.  The U.S. Dollar remains the functional currency of Garmin Europe.  The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency moves can generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

The majority of the $14.9 million currency gain in the third quarter of 2011 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar offset by losses associated with the U.S. Dollar strengthening against the Euro and the British Pound Sterling.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of Euro denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the U.S. Dollar denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the third quarter of 2011, the U.S. Dollar strengthened 4.8% compared to the Taiwan Dollar resulting in a gain of $43.2 million.  Offsetting this gain in the third quarter of 2011, the U.S. Dollar strengthened 5.1% and 3.6%, respectively, compared to the Euro and the British Pound Sterling, resulting in a loss of $27.4 million.  The remaining net currency loss of $0.9 million related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 17% when compared to the same quarter in 2010, while our income tax expense increased by $93.3 million, to $24.7 million for the 13-week period ended September 24, 2011, from ($68.6) million for the 13-week period ended September 25, 2010.  The significant increase was due to the impact of one-time items booked in the third quarter of 2010.  The one-time items of ($114.6) million include the release of uncertain tax position reserves from 2006 to 2008 offset by a settlement for the 2007 tax year in the US, and Taiwan surtax expense due to the release of reserves.  The effective tax rate was 14.1% in the third quarter of 2011 and 21.8% without one-time items in the third quarter of 2010.  The change in the effective tax rate was primarily driven by lower reserves provided in 2011 related to uncertain tax positions following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income decreased 46% for the 13-week period ended September 24, 2011 to $150.4 million compared to $279.6 million for the 13-week period ended September 25, 2010.

Comparison of 39-Weeks Ended September 24, 2011 and September 25, 2010
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$242,178	13%	$229,562	12%	$12,616	5%
Fitness	203,411	11%	159,475	9%	43,936	28%
Marine	178,479	10%	161,710	9%	16,769	10%
Automotive/Mobile	1,011,405	55%	1,110,040	60%	(98,635)	-9%
Aviation	213,452	12%	191,409	10%	22,043	12%
Total	$1,848,925	100%	$1,852,196	100%	$(3,271)	0%

Net sales were flat for the 39-week period ended September 24, 2011 when compared to the year-ago period.  A 9% decline in the automotive/mobile segment was offset by increases in all other segments.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 60% in the first three quarters of 2010 to 55% in the first three quarters of 2011.

Total unit sales decreased 2% to 9,738 in the first three quarters of 2011 compared to 9,953 in the same period of 2010.   The unit sales volume decline in the first three quarters of 2011 was attributable to a decline in automotive/mobile units as the North American PND market slowed due to penetration rates and competing technologies offset by increasing volumes in the fitness and marine segments.

Automotive/mobile segment revenue decreased 9% from the year-ago period, as volumes decreased 6% and the ASP decreased 3%.  Volumes declined in the North American market as competitive technologies reduced the PND market.  ASP declines resulted from product mix shifting toward products bundled with lifetime maps requiring the net deferral of $107 million of revenue.  Fitness segment revenue increased 28% on the strength of recent product introductions and ongoing global penetration.  Marine revenues increased 10% due to shipments to new OEM partners and market share gains in fishfinders.  Aviation revenues increased 12% from the year-ago period as sales of the Company’s updated panel mount avionics products grew.

Cost of Goods Sold

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$85,489	35%	$75,447	33%	$10,042	13%
Fitness	82,641	41%	61,747	39%	20,894	34%
Marine	74,695	42%	60,607	37%	14,088	23%
Automotive/Mobile	633,125	63%	630,659	57%	2,466	0%
Aviation	68,170	32%	57,155	30%	11,015	19%
Total	$944,120	51%	$885,615	48%	$58,505	7%

Cost of goods sold increased 7% for the 39-week period ended September 24, 2011 when compared to the year ago period.  The increase was driven primarily by a non-recurring warranty benefit that contributed to reduced costs in 2010, as well as a 4% year-over-year cost per unit increase due to product mix.  In the first three quarters of 2010, cost of goods sold as a percentage of revenues was positively impacted by 230 basis points due to a $42.8 million warranty adjustment related to a change in estimate in warranty reserves.

Gross Profit

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$156,689	65%	$154,115	67%	$2,574	2%
Fitness	120,770	59%	97,728	61%	23,042	24%
Marine	103,784	58%	101,103	63%	2,681	3%
Automotive/Mobile	378,280	37%	479,381	43%	(101,101)	-21%
Aviation	145,282	68%	134,254	70%	11,028	8%
Total	$904,805	49%	$966,581	52%	$(61,776)	-6%

Gross profit dollars in the first three quarters of 2011 decreased 6% while gross profit margin percentage decreased 320 basis points over the same period of the previous year.  Gross profit margins for the first three quarters decreased in all segments when compared to the same period in 2010.  Gross margins in 2010 were positively impacted by 230 basis points due to a $42.8 million warranty adjustment related to refinement in the estimated warranty reserve.

The automotive/mobile segment gross profit margin percentage decreased 580 basis points driven primarily by the 2010 warranty benefit and ASP declines discussed above. The shift in product mix toward products bundled with lifetime maps required us to defer revenue and related costs, thereby lowering gross profit by $86 million during the 39-weeks ended September 24, 2011 compared to $57 million for the 39-weeks ended September 25, 2010.  This year-over-year impact did lessen in the current quarter due to a change in accounting estimate as discussed above.  Outdoor and fitness gross profit margin percentage decreased 240 basis points and 190 basis points, respectively, from the year-ago quarter driven primarily by the 2010 warranty benefit.  Marine gross profit margin percentage decreased 440 basis points driven by the 2010 warranty benefit and product mix shift toward lower margin products including fishfinders.

Advertising Expense

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$11,598	5%	$10,148	4%	$1,450	14%
Fitness	13,306	7%	8,015	5%	5,291	66%
Marine	8,678	5%	7,913	5%	765	10%
Automotive/Mobile	52,548	5%	71,648	6%	(19,100)	-27%
Aviation	3,234	2%	3,119	2%	115	4%
Total	$89,364	5%	$100,843	6%	$(11,479)	-11%

Advertising expense decreased 11% in absolute dollars and decreased to 5% of sales when compared with the year-ago period.  The decrease in advertising for the auto/mobile segment was driven by reduced cooperative advertising paid to our retail partners and the elimination of mobile handset specific advertising, partially offset by  the increase in the outdoor and fitness segments where we continue to invest for growth and are seeing increases in sales.

Selling, General and Administrative Expenses

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$31,113	13%	$24,281	11%	$6,832	28%
Fitness	29,703	15%	19,037	12%	10,666	56%
Marine	25,380	14%	19,277	12%	6,103	32%
Automotive/Mobile	150,676	15%	133,954	12%	16,722	12%
Aviation	10,961	5%	11,830	6%	(869)	-7%
Total	$247,833	13%	$208,379	11%	$39,454	19%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of sales compared to the year-ago period.  As a percent of sales, selling, general and administrative expenses increased from 11% of sales in the first three quarters of 2010 to 13% of sales in the first three quarters of 2011. The expense increase was driven by acquisitions, commissions associated with a new web-based sales program, bad debt expense, legal costs and product support costs.  Percentage change for the fitness and marine segments is driven largely by the allocation of costs based on revenues.

Research and Development Expense

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$12,173	5%	$9,052	4%	$3,121	34%
Fitness	16,468	8%	11,825	7%	4,643	39%
Marine	21,366	12%	17,219	11%	4,147	24%
Automotive/Mobile	91,969	9%	101,662	9%	(9,693)	-10%
Aviation	71,954	34%	65,574	34%	6,380	10%
Total	$213,930	12%	$205,332	11%	$8,598	4%

Research and development expense increased 4% due to ongoing development activities for new products, and a year-over-year increase in headcount due to acquisitions in the first three quarters of 2011 offset by the discontinuation of costs associated with the mobile handset initiative.   Research and development costs increased $8.6 million when compared with the year-ago period and increased 50 basis points as a percent of revenue.

Operating Income

	39-weeks ended Sept 24, 2011		39-weeks ended Sept 25, 2010		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$101,805	42%	$110,634	48%	$(8,829)	-8%
Fitness	61,293	30%	58,851	37%	2,442	4%
Marine	48,360	27%	56,694	35%	(8,334)	-15%
Automotive/Mobile	83,087	8%	172,117	16%	(89,030)	-52%
Aviation	59,133	28%	53,731	28%	5,402	10%
Total	$353,678	19%	$452,027	24%	$(98,349)	-22%

Operating income decreased 530 basis points as a percent of revenue and 22% in absolute dollars when compared to the year-ago period due to declining gross profits and increased operating expenses as discussed above.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	Sept 24, 2011	Sept 25, 2010
Interest Income	$23,318	$18,364
Foreign Currency Exchange	12,422	(54,614)
Other	9,616	5,071
Total	$45,356	$(31,179)

The average taxable equivalent interest rate return on invested cash during the first three quarters of 2011 was 1.4% compared to 1.3% during the same period of 2010.  The increase in interest income is attributable to increasing cash balances and a slight increase in interest rates.

The majority of the $12.4 million currency gain in the first three quarters of 2011 was due to the weakening of the U.S. Dollar compared to the Euro and Taiwan Dollar.  The currency movement of the Euro and Taiwan Dollar generate gains and losses due to the revaluation of EUR denominated assets (cash and receivables) in Garmin Ltd. and Garmin Europe, and also the revaluation of the USD denominated assets/liabilities (cash, receivables and payables) in Garmin Corp. (Taiwan).  During the first three quarters of 2011, the U.S. Dollar weakened 2.9% compared to the Euro resulting in a gain of $5.6 million.  In addition, the U.S. Dollar weakened 0.5% against the Taiwan Dollar, resulting in a $6.5 million gain due to the timing of currency movements and asset/liability balances.  The remaining net currency gain of $0.3 million related to other currencies and timing of transactions.

The majority of the $54.6 million currency loss in the 39-weeks ended September 25, 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and other global currencies.  The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed to a loss as well.  During the 39-weeks ended September 25, 2010, the U.S. Dollar strengthened 6.7% and 1.4% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $37.1 million.  In addition, the U.S. Dollar weakened 2.8% against the Taiwan Dollar, resulting in a $19.7 million loss.  The remaining net currency gain of $2.2 million related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes decreased 5% when compared to the same period in 2010, while our income tax expense increased by $74.5 million, to $43.7 million, for the 39-week period ended September 24, 2011, from ($30.8) million for the 39-week period ended September 25, 2010.  The significant increase was due to the impact of one-time items booked in the third quarter of 2010.  The 2010 one-time items of ($114.6) million include release of uncertain tax position reserves from 2006 to 2008 offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  The effective tax rate was 11.0% in the first three quarters of 2011 and 19.9% without one-time items in the first three quarters of 2010.    The decrease is primarily due to the first quarter release of reserves related to the expiration of certain statutes for Garmin Europe and lower reserves provided in 2011 related to uncertain tax positions following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income decreased 21% for the 39-week period ended September 24, 2011 to $355.3 million compared to $451.7 million for the 39-week period ended September 25, 2010.

Liquidity and Capital Resources

Net cash generated by operating activities was $597.5 million for the 39-week period ended September 24, 2011 compared to $586.2 million for the 39-week period ended September 25, 2010. Primary drivers of the cash generation in 2011 included $355.3 million of net income with non-cash adjustments for depreciation/amortization of $60.3 million, and stock compensation expense of $27.3 million, $256.7 million related to accounts receivable collections on 2010 fourth quarter sales and $115.1 million of net deferred revenue as required by our revenue recognition policies.  This cash generation was partially offset by uses of cash including a $72.3 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and sales program costs, a $58.7 million increase in inventories going into a seasonally strong quarter, $23.2 million of net deferred costs associated with bundled products as previously discussed and a $22.0 million reduction in income taxes payable due to timing of payments.

Cash flow used in investing activities during the 39-week period ending September 24, 2011 was $324.2 million compared to cash provided by investing activities of $91.4 million for the 39-week period ended September 25, 2010.  Cash flow used in investing activities in 2011 principally related to the net purchase of $236.2 million of fixed income securities associated with the investment of our on-hand cash balances, $26.5 million in capital expenditures primarily related to business operation and maintenance activities, $52.7 million net cash paid for acquisitions and the purchase of intangible assets for $8.6 million. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average interest rate return on cash and investments during the 39-weeks ended September 24, 2011 was 1.4%.  Cash flow from investing activities in 2010 primarily related to the net redemption of $121.2 million of fixed income securities associated with the investment of our on-hand cash balances offset by $23.0 million in capital expenditures and $7.9 million for purchases of intangibles.

Net cash used by financing activities during the 2011 period was $148.0 million resulting from the $154.8 million dividend payment offset by proceeds related to our Company stock option plan and stock based compensation tax benefits.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, payment of dividends, and other cash requirements at least through the end of fiscal 2011.

Contractual Obligations and Commercial Commitments

We are a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $100.5 million over the next 5 years.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling.   The Taiwan Dollar is the functional currency of Garmin Corporation.  The U.S. Dollar remains the functional currency of Garmin Europe.  The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency moves can generate material gains and losses.   Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses.  Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

Interest  Rate Risk

As of September 24, 2011, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 24, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 24, 2011 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 24, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). On October 6, 2010, the defendants filed a motion to transfer Venue to the Western District of Texas and the parties await the court’s ruling on this motion.  On January 21, 2011, Bandspeed, Inc. filed an amended complaint adding additional claims against several of the codefendants, but not against Garmin.  On February 22, 2011, Garmin filed its answer to the amended complaint with counterclaims asserting that the asserted claims of the ’418 and ’614 patents are invalid and not infringed.  On August 15, 2011, the court granted Garmin’s motion and transferred the case to the Western District of Texas.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Taranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”).  On February 1, 2011, Garmin filed its answer and counterclaims asserting that each claim of the ’903 patent is not infringed and/or invalid.  On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”).  On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid.  On July 27, 2011, the court issued its claim construction order.  Trial is set to begin on November 1, 2011.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission (the “ITC”) against 33 companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”).  Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter.  On February 1, 2011, Garmin filed its answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed.  The ITC’s hearing was held on October 12-20, 2011.  The parties post-hearing briefs are due on November 4, 2011.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Avocet Sports Technology, Inc. v. Garmin International, Inc., Implus Footcare, LLC d/b/a Highgear, Polar Electro, Inc., Brunton d/b/a Brunton Outdoor Group, and Casio America, Inc.

On August 18, 2011, Avocet Sports Technology, Inc. filed suit in the United States District Court for the Northern District of California against five companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,058,427 (“the ‘427 patent”). Garmin believes that the asserted claims of the ‘427 patent are not infringed and/or are invalid.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Tramontane IP, LLC v. Garmin International, Inc., Garmin USA, Inc., MiTAC Digital Corporation d/b/a Magellan, Mio Technology USA Ltd., Pioneer Electronics (USA) Inc., and TomTom, Inc.

On August 30, 2011, Tramontane IP, LLC filed suit in the United States District Court for the Eastern District of Virginia against six companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,526,268 (“the ‘268 patent”) and 7,133,775 (“the ‘775 patent”).  On September 23, 2011, Garmin filed its answer asserting that the asserted claims of the ‘268 and ‘775 patents are invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768 (“the ‘768 patent”), 6,529,824 (“the ‘824 patent”), 6,542,812 (“the ‘812 patent”), 7,343,165 (“the ‘165 patent”), 7,522,992 (“the ‘992 patent”), 7,593,812 (“the ‘812 patent”), 7,650,234 (“the ‘234 patent”), 7,702,455 (“the ‘455 patent”), and 7,739,039 (“the ‘039 patent”).  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

From time to time Garmin is involved in other legal actions arising in the ordinary course of our business. We believe that the ultimate outcome of these actions will not have a material adverse effect on our business, financial condition and results of operations.

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  There have been no material changes during the 13-week period ended September 24, 2011 in the risks described in our Annual Report on Form 10-K.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2011.    The Company did not purchase any shares under this authorization in the third quarter of fiscal 2011.

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

Dated:   November 2, 2011

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