Form 10-K
period 2011-12-31
GARMIN LTD
filed 2012-02-29
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: +41 52 630 1600

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

YES ☐    NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 25, 2011 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $3,996,788,770.

Number of shares outstanding of the registrant’s common shares as of February 23, 2012:

Registered Shares, CHF 10.00 par value – 208,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2011.	Part III

Garmin Ltd.

2011 Form 10-K Annual Report

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

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Beginning in 2011, for external reporting purposes, the Company identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. Prior to 2011, the Outdoor and Fitness operating segments were combined into a single reportable segment due to the similar nature of those products, their production processes, the types of customers served, their distribution processes, and similar economic conditions. Management re-evaluated the combination of these operating segments and determined that based on the growth characteristics of these segments they should now be reported as two distinct reportable segments. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1.

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

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K.

Company Overview

Garmin is a leading, worldwide provider of navigation, communication and information devices and applications, most of which are enabled by Global Positioning System (“GPS”) technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the automotive/mobile, outdoor, fitness, marine, and general aviation markets.

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

The accuracy and utility of GPS can be enhanced through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration (“FAA”) has developed a Wide Area Augmentation System (‘‘WAAS’’) comprising ground reference stations and additional satellites that improve the accuracy of GPS positioning available in the United States and most of Canada and Mexico to approximately 3 meters. WAAS supports the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS also enhances the utility of WAAS-enabled GPS receivers for consumer applications. The FAA announced on July 11, 2003 that the WAAS system had achieved initial operating capability and that the system was available for instrument flight use with appropriately certified avionics equipment. Since that time, the FAA has installed additional ground reference stations and has launched additional WAAS satellites.

Japan’s MTSAT-based Satellite Augmentation System (“MSAS”) achieved initial operating capability for en route, terminal and approach navigation for aviation on September 27, 2007. The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (“SoL”) service achieved initial operating capability for en route, terminal, and approach navigation on March 2, 2011.

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 97 million products, which includes the delivery of almost 16 million products during 2011.

Acquisitions

In June 2011, Garmin acquired Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment.

In July 2011, Garmin acquired NAVIGON AG (now known as Garmin Würzburg GmbH), a leader in the portable navigation device market in Germany and a worldwide leader in navigation applications for smartphones.

In September 2011, Garmin acquired Garmin Distribution Africa (Pty.) Ltd. (now known as Garmin Southern Africa (Pty) Ltd.), the distributor of Garmin’s automotive, outdoor recreation, fitness and marine products in southern Africa, and Garmap (Pty) Ltd., a South African mapping and mobile applications provider.

In December 2011, Garmin acquired Centro GPS Lda. (now known as Garmin Chile Lda.), the distributor of Garmin’s automotive, outdoor recreation, fitness and marine products in Chile.

Automotive/Mobile Product Introductions

In January 2011, Garmin announced the nüvi® 2400 series of portable navigation devices featuring a five-inch display and a range of optional features including voice-activated navigation, lifetime traffic and map updates, and advanced route planning and calculation with Garmin’s nüRoute™ technology. Also in January 2011, Garmin announced the dēzl™ series of navigation devices designed for the trucking industry incorporating truck-specific points of interest (POIs) with The National Truck & Trailer Services (NTTS) Breakdown Directory, hours, fuel and mileage logging and truck speed limits.

In August 2011, Garmin announced the nüvi 30, 40 and 50 series of budget portable navigation devices and the nüvi 3400 series of premium portable navigation devices with features including Garmin’s Guidance 3.0 navigation engine.

Outdoor Product Introductions

Garmin entered the personal and property tracking market in 2011 with the introduction of the GTU 10 GPS locator and web-based tracking service. The GTU 10 won a 2011 Popular Mechanics Editor’s Choice award and a National Geographic Adventures 2011 Gear of the Year award.

Garmin expanded its line of products for golfers in 2011 with the introduction of the Approach® G6 GPS golf handheld device that comes preloaded with 25,000 worldwide golf courses and an internal rechargeable battery.

In June 2011, Garmin announced the Astro® 320 handheld dog tracking GPS device with increased range, enhanced mapping capabilities and a new user interface.

In May 2011, Garmin announced the MontanaTM ruggedized GPS handheld device with a color touchscreen, dual display orientation, a barometric altimeter, a 3-axis electronic compass, a 5 megapixel camera in certain models and support for a wide range of Garmin mapping products. Garmin also announced a redesigned and upgraded version of its eTrex®series of GPS handheld devices with enhanced ergonomics an improved user interface and, in certain models, a color screen with expanded mapping capabilities.

Garmin also introduced a redesigned and upgraded range of Rino® handheld two-way radios with integrated GPS in 2011. Certain models feature barometric altimeter, 3-axis electronic compass and NOAA weather radio.

Fitness Product Introductions

Garmin added to its line of products for fitness enthusiasts in 2011 with the Forerunner® 610, the first touchscreen GPS-enabled watch in Garmin’s Forerunner series, and the Forerunner 910XT multisport GPS-enabled watch which provides swimming metrics and tracks distance, speed/pace, elevation and heart rate for running and cycling. Garmin also introduced the FR70 low profile fitness watch.

Garmin expanded its line of products for cyclists in 2011 with the introduction of the Edge® entry-level 200 cycling computer.

Garmin also announced Garmin FitTM, its first fitness app for the iPhone and Android phones that uses the phone’s GPS to let users track metrics such as speed, pace, distance, time, calories and with the help of Garmin accessories displays heart rate and cadence.

Marine Product Introductions

Garmin added to its marine product lineup in 2011 with the introduction of the GDLTM 40 cellular marine weather receiver, the GHSTM 20 and 20i wireless remote handsets for Garmin’s VHF 200 and 300 series marine radios and an update to the GHPTM 12 marine autopilot.

Aviation Product Introductions

During 2011, Garmin introduced the GTNTM 650 and 750 series touchscreen-controlled integrated VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. The GTN 650 and GTN 750 features include graphical flight planning with victor airways and high-altitude jet routes, high-resolution terrain mapping, remote transponder, remote audio control (750 series only), SafeTaxi® and electronic chart capabilities (750 series only).

In March 2011, Garmin announced the G1000HTM integrated glass flight deck system designed specifically for helicopters, including an optional Helicopter Terrain and Awareness System (HTAWS). Also in March 2011 Garmin announced the G2000TM, a premium touchscreen-controlled integrated flight deck designed for high performance piston aircraft.

In September 2011 Garmin announced the aera® 795 and 796 touchscreen portable aviation navigation devices. The 796 features 3D Vision which uses GPS position and the terrain-alerting database to recreate a 3D behind-the-aircraft perspective view of the topographic landscape.

Products

Garmin has achieved a leading market position and a history of growth in revenues and profits by offering ergonomically designed, user-friendly products with innovative features and designs covering a broad range of applications and price points. Garmin’s target markets are currently broken down into its five main business segments – automotive/mobile, outdoor, fitness, marine and aviation.

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

nüvi®

(59 models)	The nüvi is Garmin’s popular personal navigation device (PND). All nüvi models combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface. Different nüvi models and optional add-ons offer a plethora of additional feature sets, including a wide screen display, integrated traffic receiver for traffic avoidance (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - more than 58 thousand high quality photos of actual upcoming junctions, 3-D building view, Bluetooth® hands-free capability, built-in maps of Europe, and the ability to add custom points of interest and a custom GPS voice. Bluetooth enabled models are compatible with Garmin Mechanic and ecoRoute HD, which provide engine monitoring, sensor and gauge data, fuel efficiency and engine diagnostics. The nüvi 3700 series offers a super-thin design and such other newer features as a multi-touch glass display, nüRoute™ technology, 3-D terrain view, and pedestrian mode. In August 2011 Garmin announced the 2012 line of nüvis, featuring a tiered series of PNDs – Essential (the nüvi 30/40/50 series), Advanced (the nüvi 2405 and 2505 series) and Prestige (the nüvi 3400 series). New to the 2012 line are, among other features, the advanced Guidance 2.0 and 3.0 navigation engines for a faster, more intuitive user interface. In January 2012, Garmin announced the nüvi 3500 series, our newest flagship PNDs and first GPS navigators that combine the ultra-thin form factor with a large, 5-inch glass display. The 3500 series is part of the Prestige line of 2012 nüvis and includes the most premium features available on any device such as the Guidance 3.0 navigation engine, Digital 3D Traffic and compatibility with Garmin’s newest Android application, Smartphone Link. In fiscal years 2011, 2010, and 2009, the nüvi class of products represented approximately 48%, 54%, and 63% of Garmin’s total consolidated revenues, respectively.

zūmo®

(4 models)	Motorcycle-specific navigators with features including a glove-friendly touch screen with high bright sunlight-readable display, motorcycle mount, vibration-tested design, and Bluetooth wireless technology. A microSD (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders. The zūmo 660 and 665 feature 3-D building view and lane assist with junction view and a digital fuel gauge. The 665 includes an antenna for XM Satellite Radio®, XM NavWeather® and XM NavTraffic® (subscription is required for XM content).

dēzl™

(2 models)	In January 2011, Garmin announced the dēzl series, a new line of Garmin navigators designed exclusively for the over-the road trucking industry. The dēzl features a large five-inch display, a built-in loudspeaker, and offers a number of additional user-friendly features including truck-specific points of interest (POIs) with The National Truck & Trailer Services (NTTS) Breakdown Directory, hours, fuel and mileage logging, truck speed limits and advanced navigation and route planning and calculation with Garmin’s nüRoute™ technology. The dēzl series is comprised of two models: the dēzl 560LT, a traffic-enabled model that notifies drivers of traffic delays and road construction and suggests detours around them; and the dēzl 560LMT that adds map updates, letting users download the most up-to-date maps and points of interest up to four times a year.

StreetPilot® Application	Launched in January 2011, this smartphone application allows Apple iPhone or GPS-enabled iPad users to download premium Garmin navigation to their device, allowing for turn-by-turn, voice-prompted directions and other popular Garmin navigation features.

Streetpilot Onboard

Application for iPhone	Announced in August 2011, the StreetPilot Onboard App for iPhone offers onboard mapping and navigation, giving drivers and travelers an unparalleled range of industry-leading options for efficient routing, effortless planning and stress-free touring wherever they may go.

Smartphone Link	Launched in January 2012, Smartphone Link is the first Android application to provide live services to PNDs. Smartphone Link creates a seamless navigation experience between any Bluetooth enabled 2012 Garmin nüvi and an Android smartphone allowing them to communicate and share data. Among other functionalities, the application lets nüvi users add live services, such as traffic information, traffic camera images, weather and fuel prices to their navigation device, utilizing the smartphone's mobile data plan. Smartphone Link is available at no cost in the Android Market and includes several free live services as well as premium content available through subscriptions.

NAVIGON

Applications for

iPhone	In November 2011, NAVIGON (now Garmin Würzburg GmbH) launched the second generation of its award-winning iPhone navigation app, NAVIGON 2.0 for iPhone. The new version completely redefines core elements of iPhone navigation, including a new and unique map management function and an in application purchase option for quarterly map updates, both not found in any other onboard navigation app. Also included is a very simple and intuitive user interface. Existing NAVIGON for iPhone users receive the update to the new version at no cost.

NAVIGON

Applications for

Windows	With NAVIGON’s Windows applications, users can turn their Windows mobile phones into a mobile navigation device with features such as text-to-speech spoken turn-by-turn navigation instructions, Reality View Pro junction information and depictions, and Lane Assist Pro.

NAVIGON

Applications for

Android	With NAVIGON’s Android applications, users can turn their Android mobile phones into a mobile navigation device with features such as text-to-speech spoken turn-by-turn navigation directions, Reality View Pro junction information and depictions, Lane Assist Pro, and live real-time weather and traffic information.

Outdoor

The table below includes a sampling of the outdoor products that Garmin currently offers to consumers around the world.

Dakota®

(2 models)	The Dakota series is Garmin’s entry level series of handheld GPS navigators with built-in mapping. The Dakota 10 is a rugged, palm-sized navigator that offers a touchscreen display, high-sensitivity GPS, and a built-in worldwide basemap. The Dakota 20 adds a barometric altimeter, 3-axis electronic compass, and a microSD™ card slot for optional customized maps. The 20 model also allows a user to share waypoints, tracks, routes and geocaches wirelessly with other compatible Dakota, Foretrex®, Oregon® and Colorado® users.

Oregon®

(4 models)	The Oregon series combines a bright 3-inch color touchscreen, rugged design and a variety of hiker-friendly features. The Oregon 450 and Oregon 450t offer a rugged, sunlight-readable, touchscreen along with a built-in basemap with shaded relief, a high-sensitivity receiver, barometric altimeter, 3-axis electronic compass, microSD™ card slot, picture viewer and more. The high-end Oregon 550 and 550t models each come with a built-in 3.2 megapixel autofocus digital camera with 4x digital zoom, and each photo taken by these devices is automatically geotagged with the location of where it was taken, allowing the user to navigate back to that exact spot in the future.

Rino®

(8 models)	Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 110 offers an FRS/GMRS radio plus basic GPS navigator. The Rino 120 adds an internal basemap and MapSource compatibility for street-level mapping. The Rino 130 has 24 MB of internal memory, built-in electronic compass, barometric sensor, and National Oceanic and Atmospheric Administration (NOAA) weather radio receiver. The Rino 520HCx has a high sensitivity GPS receiver, 5 watts of transmit power, color display, mini-USB interface, and a turn-by turn automatic route calculation for use in automobiles. The Rino 530HCx has all of the features of the Rino 520HCx, plus a seven-channel weather receiver, electronic compass, and barometric altimeter. In June 2011 Garmin announced the redesigned and upgraded Rino 610, 650 and 655t. The Rino 610 is an entry level 1-watt FRS/GMRS radio handheld GPS radio is powered by four AA batteries and comes pre-loaded with a worldwide basemap. The Rino 650 and 655t 5-watt FRS/GMRS radios have a communication range of up to 20 miles and have evolved to include a 2.6” glove-friendly touchscreen and include features such as a barometric altimeter, 3-axis tilt compensated compass and NOAA weather radio.

Montana™

(3 models)	In May 2011, Garmin announced the Montana handheld GPS device – the most advanced Garmin handheld featuring a ruggedized design with multiple mounting and battery options, dual-orientation and screen layout options and support for a wide range of Garmin cartography. It has a barometric altimeter for elevation profiling and ability to profile the route ahead using an included worldwide elevation model. The included 3-axis compass gives it a heading while standing still or when not held level.Montana 600 is the base model and features a 4-inch color touchscreen dual orientation display and supports multiple mapping options like BirdsEye Satellite Imagery, BlueChart® g2 and TOPO U.S. 24K. Montana has key features for the outdoors such as a 3-axis tilt-compensated compass and barometric altimeter. Montana 650 adds a 5 megapixel camera, and Montana 650t adds preloaded TOPO U.S. 100K maps.

eTrex®

(8 models)	In May 2011, Garmin announced the redesigned and upgraded eTrex handheld GPS device – evolving from one of the world’s most reliable and popular handhelds, with millions sold. This entry level option has been given enhanced ergonomics, an improved interface, paperless geocaching and in certain models, a 65k color screen with expanded mapping capabilities. These new additions, along with up to 25 hours of battery life, make the new eTrex more versatile and user-friendly, while maintaining its durability.

GPSMAP®62

(5 models)	Rugged outdoor handheld devices for hunters, hikers, geocachers and outdoors enthusiasts. The basic GPSMAP 62 includes a built-in worldwide basemap with shaded relief. The GPSMAP 62s adds a 3-axis tilt-compensated electronic compass and wireless connectivity for sharing routes, tracks, waypoints and geocaches between other compatible Garmin handhelds. The GPSMAP 62s also includes a barometric altimeter that tracks changes in pressure to pinpoint the precise altitude. In addition to these features, the GPSMAP 62st includes preloaded 100K topographic maps for the entire United States (or preloaded 50K topographic mapping of Canada for the Canadian version). The GPSMAP 62stc and GPSMAP 62sc were announced in June 2011. The GPSMAP 62stc features a 3-axis tilt-compensated compass, a barometric altimeter, 5 megapixel autofocus camera with photo navigation, preloaded TOPO U.S. 100K maps and supports custom maps and BirdsEye™ Satellite imagery (subscription required). The GPSMAP 62sc features a 3-axis tilt-compensated compass, a barometric altimeter, a 5 megapixel autofocus camera with photo navigation, and support for Custom Maps and BirdsEye™ Satellite imagery (subscription required).

Approach®

(4 models)	The Approach G5 is a waterproof, touchscreen, handheld GPS for golfers that features over 17,500 preloaded golf course maps. Approach G5 uses a high-sensitivity GPS receiver to measure individual shot distances and show the exact yardage to fairways, hazards and greens. A statistic-tracking feature allows users to track and analyze their golf statistics. The Approach G3 is a smaller, lighter version of the G5, yet still offers over 17,500 preloaded courses. The Approach S1 is a wearable golf watch that displays precise yardages to the front, back and middle of greens and comes preloaded with over 17,500 courses. In September 2011, Garmin introduced the Approach S1W, which is a white version of the Approach S1, so that customers could choose between the colors black and white for their Approach S1. In January 2012 Garmin announced the newest Approach model – the Approach G6. The Approach G6 is a sleek, slim glove-friendly device weighing just over three ounces that comes preloaded with over 25,000 worldwide courses.

Astro®

(2 models)	High sensitivity GPS-enabled dog tracking system. The Astro 220 is designed to pinpoint up to ten dogs’ positions at one time through all-weather collars and a handheld system. The system also provides a Dog Tracker page and a Covey Countertm to assist the hunter. It is loaded with many of the features of our outdoor devices including: barometric altimeter, electronic compass, microSD slot, area calculator and a waterproof exterior. In June 2011 Garmin announced the Astro 320, which includes increased range, a simplified user interface, and enhanced mapping capability. With the included redesigned antenna, the maximum range between the Astro 320 and a Garmin tracking collar was increased by nearly 30 percent. Like the Astro 220, the Astro 320 can track up to ten dogs per receiver at once, and the unit is fully compatible with Garmin’s DC 20, DC 30, and DC 40 dog tracking collars and accessories. In addition to the pre-installed basemap, the Astro 320 can be loaded with 100k or 24k Topo maps or photorealistic BirdsEye™ Satellite Imagery ($29.99 annual subscription required). The Astro 320 has 1.7 gigabytes of on-board memory available for loading maps, and a microSD slot for pre-loaded cards.

GTU™ 10 GPS Tracker	On January 4, 2011, Garmin announced the GTU 10, which is a GPS locator that combines a web-based tracking service with GPS technology so the user can keep track his or her children, pets and property by monitoring the device’s location through either Garmin’s secure website using any computer or with the free Garmin Tracker™ app.

Fitness

The table below includes a sampling of the fitness products and applications that Garmin currently offers to consumers around the world.

Forerunner®

(12 models)	Compact, lightweight training assistants for athletes with integrated GPS sensor (except for the FR60 and FR 70 fitness watches) that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function. The FR 60 and FR70 are entry-level advanced fitness watches that allow runners and walkers to track their workouts and automatically upload their data (via a wireless USB ANT™ Stick) to a personal computer. The Forerunner 405 is a compact-sized, wrist-worn GPS-enabled device that allows runners and joggers to track their speed, distance, heart rate and location, access their training history or challenge a Virtual Partner™ and automatically upload their data wirelessly to a personal computer. The Forerunner 405CX adds heart-rate based calorie computation and improved comfort to the numerous features available on the Forerunner 405. The Forerunner 410 offers an enhanced touch bezel designed to allow users to quickly scroll and select features on the run. The Forerunner 610 is Garmin’s first ever touch-screen fitness watch and it also adds the new Virtual Racer™, which allows runners to race against their previous best times, using data stored on the watch. The Forerunner 310XT model, which was designed specifically for triathletes, is water-resistant to 50m and tracks biking and running data (and optional heart rate data). In October 2011, Garmin announced the Forerunner 910XT, which is the only all-in-one GPS-enabled device that provides detailed swim metrics and tracks distance, speed/pace, elevation and heart rate for running and cycling. Designed for both open water and pool swimming, Forerunner 910XT is water resistant to 50 meters and is Garmin’s first multisport watch to offer extensive swim metrics, including swim distance, stroke identification, stroke count and pool lengths.

Edge®

(3 models)	Integrated personal training systems designed for cyclists. The Edge 200 measures speed, distance, time, calories burned, climb and descent, altitude and more. The Edge 500 is geared toward performance-driven cyclists and tracks the cyclist’s distance, speed, location and elevation with high sensitivity GPS, and also tracks the cyclist’s heart rate with an optional heart rate monitor (sold separately). The newest model, the Edge 800, added a touchscreen interface to the Edge family of products.

Garmin Fit™ Application	In October 2011, Garmin announced Garmin Fit for iPhone and Android, Garmin’s first fitness app that lets users track metrics such as speed, pace, distance, time, calories, and with optional Garmin accessories displays heart rate and cadence. Garmin Fit also maps and automatically uploads workouts to Garmin’s Garmin Connect, which is Garmin’s website where users can track their workout data.

Vector™	In August 2011, Garmin announced Vector, which is a high-precision pedal based power meter for cyclists. Vector is a light-weight direct measurement power meter and it is designed for quick installation, portability, and ease-of-use.

Marine

Garmin’s marine products include handhelds, network products and multifunction displays, fixed-mount GPS/chartplotter products, instruments, fishfinders, radar, autopilots, VHF radios, marine networking products, and sounder products. The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 7000 series

(4 models)	The GPSMAP 7000 series of large format multi-function displays introduced Garmin’s G Motion technology, which represents an upgrade in speed, smoothness and clarity over prior plotters. G Motion technology delivers ultra-smooth map panning and zooming with virtually seamless graphical updating in all dimensions. The 7000 series chartplotters also feature a low-level backlight display and a backlit keypad for use in low-light conditions without compromising vision. The GPSMAP 7x15 series offers a huge 15-inch diagonal XGA (1024 x 768 pixel) sunlight readable touchscreen display, and is offered in two models – the GPSMAP 7015 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 7215, which comes pre-loaded with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas. Mariners can also opt for the same XGA resolution in a 12-inch diagonal screen configuration with the GPSMAP 7012 and GPSMAP 7212 models, which offer a worldwide basemap and coastal charts respectively. All models are compatible with an optional wireless remote and a wireless mouse for additional flexibility and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

GPSMAP6000 series

(4 models)	Like the 7000 series, the 6000 series models also offer Garmin’s G Motion technology and the features to improve visibility in low-light conditions. The GPSMAP 6x12 series features a traditional soft-key interface with an alphanumeric keypad and a 12-inch diagonal XGA (1024 x 768 pixel) sunlight readable display. Within this family, Garmin offers the GPSMAP 6012 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 6212 with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas preloaded. For a smaller display, the GPSMAP 6x08 series offers an 8-inch VGA (640 x 480) sunlight readable display with a soft-key interface. The models in the GPSMAP 6000 series are all compatible with an optional wireless remote and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity.

GPSMAP 5000 series

(6 models)	These touch-screen multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color. The 5212 and 5208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance. The 5215 and 5015 offer 15-inch diagonal sunlight-readable touchscreen displays.

GPSMAP 4000 series/

4200 series (6 models)	These multifunction displays for the Garmin Marine Network offer ease of use and video-quality resolution and color. The 4212 and 4208 come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance. The 4210 and 4010 feature 10.4-inch diagonal sunlight- readable displays and Garmin’s newer marine user interface.

GPSMAP 6x0and 7x0 series

(6 models)	The 6x0 series chartplotters offer a super-bright WVGA touchscreen display and provide navigational support for both marine mode and automotive mode (when loaded with optional City Navigator® NT road maps for North America). The 7x0 models are touchscreen controlled stand-alone marine chartplotters offering radar capability and built-in sonar.

GPSMAP 5x6 and 5x1

series (8 models)	Building upon the success of the GPSMAP 400 and 500 series, the new chartplotters in the GPSMAP 5x6 and 5x1 series come standard with an internal high-sensitivity GPS receiver that allows for faster acquisition times and better satellite tracking so that boaters are able to acquire and maintain a GPS fix more easily. In addition, these units boast an improved, high-speed digital design that will increase map drawing and panning speeds. The sounder (“s”) version of each model comes with a powerful dual-frequency transducer that clearly illustrates depth contours, fish targets and structures in either fresh or salt water. Many of the new models in this series are also NMEA 2000 certified and can interface with Garmin’s full lineup of NMEA 2000 marine sensors and autopilots, as well as many other third-party sensors.

GPSMAP 4x1

series (4 models)	With a 4-inch QVGA sunlight-readable display, the GPSMAP 4x1 series was designed for the boater who wants high performance in a small package. These units feature a high-sensitivity GPS receiver and faster processors, and are offered with the same cartography configuration as the GPSMAP 5x1 series. Likewise, the GPSMAP 4x1s series is also available with a built-in sonar with a 500-watt RMS dual-frequency transducer for offshore use and a 400-watt RMS with a dual beam transducer for inland use. For satellite weather and radio data, the GPSMAP 441 and 421 are also compatible with the GXM 51 receiver.

GSD 22, 24

and 26	These “black-box” sounders interface with Garmin display units and chartplotters and enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package.

GMS 10	The GMS 10 Network Port Expander is the "nerve center" of the Garmin Marine Network. This 100-Mbit switch is designed to support the connection of multiple sensors to the Garmin Marine Network.

Other Marine Products

GMI™ 10	The GMI 10 is a NMEA 2000 and NMEA 0183 compliant instrument that displays data from multiple remote sensors on one screen. Mariners can use the GMI 10 to display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon what sensors are connected.

GPSMAP 78sc

Marine-friendly GPS handheld featuring a new contemporary industrial design with rubber side grips. The GPSMAP 78sc includes high-end features such as a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States.

VHF Marine Radios

(4 models)	This series of marine radios offers differing feature sets for the radio needs of all types of mariners. The VHF 100 is an entry-level, NMEA 0183 compatible VHF marine radio. The VHF 200 is NMEA 2000 compatible. The next step up is the VHF 300, which is designed for 35+ foot boats and is NMEA 2000 and NMEA 0183 compatible and offers multi-station support. Also designed for 35+ foot boats, the VHF 300 AIS is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Marine

Autopilot Systems

(5 models)	The newest entry to Garmin’s marine autopilot lineup is the GHP 12, a full-featured marine autopilot designed initially for sailboats. This second-generation autopilot is designed for 20- to 70-foot sailboats with linear-actuated steering systems. In June 2011 Garmin announced that the GHP 12 was updated to also support powerboats with both solenoid-driven and cable-actuated steering systems, as well as those with third party hydraulic pumps. The GHP 10 autopilot is also for powerboats and comes with Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, allowing the helmsman to maneuver the boat. This autopilot automatically re-engages when a steady course is held by the helmsman. The TR-1 Gold Marine Autopilot offers worry-free remote steering and speed control to operators of small gasoline outboard motor boats up to 20 horsepower. Finally, the GHP 10V Autopilot System for Volvo Penta IPS and Sterndrive Joystick Systems is approved for use with boats that have an integrated Volvo Penta IPS steering and propulsion system and features Garmin’s proven and innovative Shadow Drive™ technology, a patented capability that automatically disengages the autopilot if the helm is turned, allowing for quick and safe manual maneuvers without manually disengaging the autopilot.

Fishfinders
(11 models)	Garmin offers 11 different fishfinder options spanning various price points. The latest addition to Garmin’s fishfinder lineup is six different models of Garmin’s new echo™ fishfinder series, a line of standalone fishfinders that all offer an updated look and new Garmin HD-ID™ target tracking technology. The echo™ line ranges in price points from models with grayscale displays to the highest-end echo 550C, which features a video-quality 640x480 pixel 5-inch VGA screen, a powerful 500-watt sonar transmitter, and offers fish arch display and bottom tracking as deep as 1,900 feet. In addition to the echo™ series, Garmin also offers five additional fishfinder options. All of these models feature Garmin’s Ultrascroll™ technology, which allows boaters to get a faster refresh rate on their sonar display, and dual-beam transducer operation. Three of these models offer color displays. The Fishfinder 400C comes with dual beam or dual frequency transducers for easy adaptability to either freshwater or saltwater fishing. It also offers a new, easy-to-use interface and built in CANet connectivity to enable sonar data to be shared with compatible Garmin chartplotters.

Radar
(9 models)	Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen. The GMR™ 18 is a digital radome product with a 4 kilowatt radar with 36 nm range that is 0.45 m in diameter and comes with an antenna with 5.0° beamwidth. The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range. The GMR 18 HD and GMR 24 HD radomes feature digital signal processing providing sharper radar imagery and improved target separation. The newest generation of open-array digital radar scanners are the GMR™ 1204/1206 xHD, the GMR 604/606 xHD and the GMR 404/406 xHD models, which transmit with 12, 6 and 4 kilowatts of power respectively. All six of these open-array scanners have a maximum effective range of 72 nautical miles. These new xHD scanners provide up to eight times more sampling data than Garmin’s current open-array offerings.

Aviation

Garmin’s aviation product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, electronic flight instrumentation systems (EFIS), automatic flight control systems, traffic advisory systems and traffic collision avoidance systems, terrain awareness and warning systems, instrument landing system (ILS) receivers, surveillance products, audio panels, cockpit datalink systems and more.

Garmin’s aviation products have won prestigious awards throughout the industry for their innovative features and ease of use. The GNS 430/530W offers multiple features and capabilities integrated into a single product. This high level of integration minimizes the use of precious space in the cockpit, enhances the quality and safety of flight through the use of modern designs and components and reduces the cost of equipping an aircraft with modern electronics. The GNS 430 was recognized by Flying Magazine as the Editor’s Choice Product of the Year for 1998. In 1994, and again in 2000, Garmin earned recognition from the Aircraft Electronics Association for outstanding contribution to the general aviation electronics industry. The GPSMAP 295 won Aviation Consumer Magazine’s Gear of the Year award for best aviation portable product in 2000 and again in 2001. Flying Magazine’s editors awarded the GPSMAP 396 with a 2005 Editors’ Choice Award for outstanding achievements. The GPSMAP 496, introduced in 2006, won the “2006 Gear of the Year” award from Aviation Consumer magazine. Flying Magazine’s editors awarded Garmin a 2007 Flying Editors’ Choice Award for making the safety and precision of WAAS (Wide Area Augmentation System) available in its GPS navigation systems. Garmin was also selected as “Best GPS Ever” by Aviation Consumer magazine for the GPSMAP® 696 in 2009, and in 2010 the Garmin aera™ series aviation GPS was selected as best portable product. Garmin has been ranked No. 1 among aviation cockpit electronics manufacturers for product support in Professional Pilot magazine’s survey of its readers in each of the last eight survey years. Aviation International News also ranked Garmin No. 1 in product support in 2011 and in each of the preceding eight years, as well. Garmin received the Airline Technology Achievement Award from Air Transport World Magazine in January 2005 for championing the development of Automatic Dependent Surveillance-Broadcast (ADS-B) technology, an enabling technology for air traffic management.

Garmin’s aviation products are sold in both new aircraft/helicopters and the retrofit market where existing aircraft/helicopters are fitted with the latest electronics from Garmin’s broad product line.

Garmin has also expanded its range of avionics offerings to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Aircraft, Hawker Beechcraft Corporation, Diamond Aircraft Industries, Embraer, Piper Aircraft, Inc., DAHER- SOCATA and Quest Aircraft through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays. The G1000 also includes an integrated autopilot, the GFC700. Garmin has expanded its G1000 certifications to the business jet segment, such as Cessna’s Citation Mustang jet and Embraer’s Phenom 100 and Phenom 300. Garmin also has expanded the G1000 certifications to the helicopter market with the G1000H, a version of the G1000 specifically designed for helicopters which has been selected by Bell Helicopter Textron, Inc. as original equipment for the Bell 407GX. Garmin has also announced its next generation integrated flight deck systems, the G3000 and G5000. Cessna Aircraft Company announced in October 2010 that they have selected Garmin’s G5000 for their flagship business jet, the Citation Ten. Both Honda Aircraft Corporation and Piper Aircraft simultaneously announced that the G3000 has been selected for the HondaJet and PiperJet, respectively. In March 2011, Garmin announced the G2000, a premium touchscreen-controlled integrated flight deck designed for high performance piston aircraft.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

aera® series

(6 models)	Garmin’s newest aviation handheld series combines the latest aviation portable with a full-featured automotive GPS, allowing pilots to transition between aviation to automotive mode with one touch. Featuring a crisp 4.3-inch QVGA wide-format display with touchscreen interface, all four aera models come with preloaded automotive maps, a built-in terrain/obstacles aviation database, patented Panel Page instrument display, and other features. When in aviation mode, pilots see colorful icons that use intuitive pictures and labels to indicate their function. The exterior of each aera model (500, 510, 550 and 560) is identical, but the software features of each model are tailored to those seeking an entry, mid or high-level aviation handheld. In September 2011, Garmin announced a new series of portable navigation devices, the aera 796 and aera 795. As Garmin’s new flagship portable aviation product, the aera 796 incorporates the popular features of the GPSMAP® 696, while also adding new capabilities such as a touchscreen user interface, pilot-selectable screen orientation and 3D Vision. The aera 796 also takes the pilot one step closer to a paperless cockpit with a digital document viewer, scratch pad and pre-loaded geo-referenced AeroNav IFR and VFR enroute charts. The aera 795 has the same features as the aera 796 except does not include XM radio and weather.

GPSMAP 695/696	The GPSMAP 696 offers a bright 7-inch screen, preloaded detailed electronic charts, preloaded airways and IFR map mode. The GPSMAP 696 has a receiver for XM radio and XM WX Satellite Weather (U.S. customers only) that gives next generation radar (NEXRAD), aviation routine weather reports (METARs), terminal aerodrome forecasts (TAFs), temporary flight restrictions (TFRs), lightning, winds aloft, turbulence forecasts, and several other important weather products (XM subscription required). The GPSMAP 695 has the same features except for XM radio and weather. In July 2010, Garmin announced that the 695/696 would receive new enhanced chart capabilities.

Pilot My-Cast℠	Pilot My-Cast by Garmin is a premium flight planning, flight plan filing, and pre-flight weather application for display on compatible mobile phones. Compared to other aviation weather mobile phone applications, Pilot My-Cast is unique because it receives aviation data directly from the National Weather Service, Environment Canada, and Federal Aviation Administration. Pilot My-Cast is available for both the iPhone and iPad. In March 2011, Garmin announced a new version of the Garmin Pilot My-Cast application for Apple iOS-based devices that offers geo-referenced approach charts, secondary navigational capability and optional integration with XM WX Weather.

SafeNav™ Powered

by Garmin™	In March 2011, Garmin and I.D. Systems, Inc., a leading provider of wireless asset management technology, announced the availability of SafeNav™ Powered by Garmin™, an on-vehicle, GPS-based navigation and alert system designed to provide airport vehicle operators with real-time situational awareness, with the goal of avoiding accidental runway incursions.

Integrated avionics systems:

G5000™	Announced in October 2010, the G5000is the first touchscreen-controlled integrated glass avionics suite designed for FAR Part 25 business jets. The G5000, which is scalable for use in a wide range of two-crew aircraft, from light jets to super-midsize and larger models, is designed specifically for crew-flown turbine aircraft and combines a dual multi-sensor flight management system (FMS), touchscreen vehicle management units, and multi-pane cockpit displays. These widescreen displays with touchscreen controls give pilots more useful information at their fingertips than ever before, such as worldwide weather, Garmin’s synthetic vision technology (SVT™), aircraft synoptics, electronic flight charts, and more.

G3000™	Announced in October 2009, the G3000, which is designed for use in FAR Part 23 turbine aircraft, is the first touchscreen-controlled integrated flightdeck for light turbine aircraft. It features extra-wide 14.1-inch displays with split-screen MFD viewing functionality and PFD terrain simulation in 3-D perspective with SVT™ Synthetic Vision Technology. In July 2010, Garmin announced a new stability augmentation function for the G3000 (and its predecessor G1000) called Garmin’s Electronic Stability and Protection (Garmin ESP) system. This electronic monitoring and correction technology for G3000 and G1000 integrated flight decks works to assist the pilot in maintaining the aircraft in a safe, flight-stable condition, helping in certain situations to prevent the onset of stalls and spins, steep spirals or other loss-of-control conditions should the pilot become distracted, disoriented or incapacitated during flight. Garmin ESP will be offered as an option on select G3000 and G1000-equipped aircraft.

G2000®	Announced in March 2011, the G2000 is Garmin’s premium glass flight deck for piston aircraft, bringing a touchscreen user interface, graphical flight synoptics, enhanced situational awareness and more to the cockpit. As with the G3000 and G5000, the G2000 utilizes the GTC™ 570 vehicle management system, a 5.7-inch diagonal touchscreen controller that uses a desktop-like menu interface with intuitive icons. The GTC 570 allows for full control for radio management, audio management, flight management, weather systems management, synoptics, and other vehicle systems. The touchscreen also enhances ease of use through functions like “back” and “home” that let pilots quickly retrace their steps or return to the home screen. The GTC 570 vehicle management system uses patent pending, infrared touchscreen technology, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

G1000®	The G1000 integrates navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. The G1000 offers general aviation airplane manufacturers an easy-to-install solution for flight displays and provides the aircraft owner the benefits of a state-of-the-art avionics system which relies on modern technologies such as solid state components and bright, sunlight-readable TFT displays.

G1000H®	In March 2011, Garmin announced the G1000H, an all-glass avionics system designed specifically for the VFR Part 27 helicopter market. The G1000H provides important flight data, flight instrumentation, navigation, communication, weather, terrain, traffic, identification, and diagnostics and maintenance computer, and presents it digitally to the pilot on large, high-resolution displays.

G600	The G600 brings the style and function of an all-glass integrated avionics suite to the retrofit market for FAR Part 23 Class I, II or III aircraft. The G600 incorporates two individual displays, a PFD and MFD, in a customized package specifically designed for easy retrofit installation. The G600 is designed to communicate and integrate with Garmin’s WAAS enabled panel mount products, and provides essential information such as attitude, air data, weather, terrain and traffic. Garmin has received the FAA’s Approved Model List Supplemental Type Certification (AML STC) for the G600, which will simplify certification for over 600 different aircraft models. In May 2011 Garmin announced that the FAA approved a Supplemental Type Certificate (STC) package for Reduced Vertical Separation Minimum (RVSM) certification of the G600 installed in select aircraft. The STC package is available for G600 installations on the Cessna 441 Conquest II with an ARC 1000 autopilot, which enables Conquest II operators to fly RVSM flight profiles from Flight Level 290 to the aircraft’s maximum operating altitude. This allows Conquest II pilots to gain fuel savings, lower their carbon footprint, increase range and give them the flexibility to fly above bad weather.

G500	Designed specifically for FAR Part 23 Class I/Class II aircraft (single and twin engine aircraft under 6,000 lbs.), the G500 is an affordable, dual-screen electronic flight display that works with a pilot’s separate Garmin avionics stack to provide a fully TSO’d “glass cockpit” retrofit option. The G500 does not include all of the same standard functionality as the G600 (for example, the G500 does not offer SVT (Synthetic Vision Technology) or a standard GAD 43 interface adapter in the standard package, but these features are available options).

G500H	An all-glass avionics system designed specifically for the VFR Part 27 helicopter market. The G500H contains dual 6.5-inch LCD screens, mounted side-by-side in a single bezel, which puts Primary Flight Display (PFD) and Multi-Function Display (MFD) capabilities right in front the helicopter pilot. The G500H has been optimized for rotorcraft and offers features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, XM WX Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

G900X™	An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft. The G900X is a fully-customizable glass cockpit for installation in experimental/kitbuilt and light sport aircraft. The G900X offers a customizable PFD/MFD combination that features one, two or three all-glass displays; magnetometer; ADAHRS (combined air data and AHRS unit) and engine monitoring.

GDU 370/375	Multifunction displays for the light sport retrofit and experimental aircraft markets.

Panel-mount aviation products:

GNS 400W Series

(3 models)	The GNS 430W is the Wide Area Augmentation System (WAAS) successor to Garmin’s popular GNS 430, which was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities. In 2010, Garmin announced a new Helicopter Terrain Awareness and Warning System (HTAWS) as an option for the GNS 430W/530W series navigators. When added to the GNS 430W/530W, helicopter pilots will receive graphical and audible alerts of potential terrain and obstacle conflicts along the flight path.

GTN 650 and 750	In March 2011 Garmin announced the GTN 650 and 750, which are the successors to the GNS 430W and 530W. The GTN 650 and GTN 750 feature new capabilities for GPS/NAV/COM systems like touchscreen operation, graphical flight planning with victor airways and high-altitude jet routes, remote transponder, remote audio control (750 series only), SafeTaxi® and electronic chart capabilities (750 series only).

GTS™ TAS and

TCAS I Systems	The GTS 800 series of traffic avoidance products combines active and passive surveillance data to pinpoint specific traffic threats. The systems use Garmin’s patent-pending CLEAR CAS™ technology and correlate automatic dependent surveillance broadcast (ADS-B) with radar targets. The GTS 800 TAS is a lower-cost system, offering 40 watts of transmit power and a range of up to 12 nautical miles. The GTS 820 TAS delivers 250 watts of transmit power and up to 40 nautical miles of interrogation range. The GTS 850 TCAS I satisfies all TCAS I collision avoidance criteria for higher-capability turboprops and jets. It features the same 250 watt performance as the GTS 820, and also meets the FAA’s TCAS I certification criteria

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A is a course deviation indicator that displays rectilinear needle movements indicating where an aircraft is located relative to a VOR radial, GPS course, or instrument landing system signal, and contains integral GPS, NAV and VLOC mode annunciators.

GMA

(5 models)	The GMA 340 is a feature-rich audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities. The GMA 347 has automatic squelch, digital clearance recorder, and a full-duplex telephone interface. The GMA 340 and 347 are both TSO’d. The GMA 240 is a versatile, non-TSO’d audio panel designed for experimental and light sport aircraft. In March 2011 Garmin announced the GMA 350 and GMA 350H audio panels. Designed for fixed wing and rotorcraft, respectively, the GMA 350 and 350H have industry-first features like voice recognition, 3D spatial audio processing, advanced auto squelch, and ambient noise based volume adjustment so that pilots’ workload is decreased while increasing their situational awareness.

GTX™ 330 & 330D	FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS). These transponders may also be optionally upgraded to provide 1090 MHz Extended Squitter (ES) transmission capabilities, which will increase situational awareness once the Automatic Dependent Surveillance-Broadcast (ADS-B) system is fully implemented.

GTX 327 & 328	FAA-certified transponders which transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions. The 328 is designed exclusively for Europe and satisfies the European requirement for a Mode S solution that meets the reduced certification requirements for the VFR Mode S mandate.

GDL 90	The GDL 90 was the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards. The GDL 90 allows pilots in the cockpit and air traffic controllers on the ground to “see” aircraft traffic with much more precision than has ever been possible before without the costly infrastructure of ground based tracking radar. The GDL 90 relies on the infrastructure that is part of the FAA’s NextGen program. This program is currently under development with implementation of the ground-based portion of the ADS-B network taking place throughout the U.S.A. Additional installations of the ADS-B ground stations are planned. The ground stations can track aircraft movement and are also used to broadcast traffic and weather services direct to the cockpit. Pilots equipped with the GDL 90 and operating within the ground station coverage area will receive aircraft traffic and real-time weather information free of charge.

GSR 56	The GSR 56 is Garmin’s newest datalink product. It provides pilots with access to on-demand global weather information, text/voice communications and near real-time position tracking through the Iridium satellite network (subscription required). In addition to the many on-demand satellite weather features, the GSR 56 offers a worldwide tracking solution that continuously monitors an aircraft’s status enroute. It can automatically provide GPS-referenced position reports at predetermined intervals so those on the ground can track a plane’s flight status and position.

GDL 69 and 69A	The GDL 69 offers the ability to provide real-time weather information to the aircraft which can be displayed on one of several panel-mounted devices, such as the GNS 430W, GNS 530W, GTN 650, GTN 750, GMX200, G500, G500H, G600, as well as fully integrated G1000/G2000/G3000/G5000 systems. The GDL 69 and GDL 69A receive real-time weather information broadcast by the XM WX Satellite radio system. In addition, the GDL 69A expands the utility of the system by providing CD quality audio provided by XM Satellite Radio (separate subscriptions for weather data and audio required).

GMX 200™	A large (6.5-inch) sunlight-readable, high-resolution, multi-function display.

SL 30 and SL 40	The SL30 is a compact VHF navigation and communications unit that combines a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL40 is a 760-channel VHF communications radio only. Both the SL30 and SL40 feature 10 watt communications transmitters.

GWX™ 68	The GWX 68 is an all-in-one antenna/receiver/transmitter that brings real-time weather to Garmin’s newest multi-function displays.

Sales and Marketing

Garmin’s non-aviation products are sold through a worldwide network of approximately 4,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 31, 2011. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), in the U.K. (Eastern Europe, Middle East and Africa), France, Germany, Italy, Spain, Portugal, Austria, Sweden, Denmark, Finland, Belgium, Norway, Netherlands, Poland, Brazil, Australia (also covering New Zealand), China and in Taiwan (Asia). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Some of Garmin’s larger consumer products dealers and distributors include:

•	Best Buy—one of the largest U.S. and Canadian electronics retailers;

•	Amazon.com—internet retailer;

•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;

•	Halford’s—a large European retailer specializing in car parts and accessories;

•	Petra—a large distributor who sells to a wide range of dealers;

•	Target—one of the nation’s largest general merchandise retailers;

•	Wal-Mart—the world’s largest mass retailer; and

•	Wynit—a large distributor which sells to a wide range of dealers.

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

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the consumer market, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. These OEMs include Chrysler, Toyota, Suzuki, Volkswagen, Harley-Davidson, Ford, BMW and BMW Motorrad, Honda, Mercedes Benz, Smart Car, Peugeot, Hyundai, Kia, Mazda, Nissan, Volvo, Bombardier, and Polaris. In 2011, Chrysler introduced Garmin navigation on the 2012 Jeep Grand Cherokee and also announced Garmin navigation on their new uConnect Touch system in partnership with Panasonic, which will launch on select 2012 models.    In addition, Garmin continues to sell products and applications to Kenwood for bundling with Kenwood’s OEM products. Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, Europcar, Alamo, and Hertz (Europe). Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Southeast Toyota, Penske, Mazda, Saab and Ford. Garmin’s products are also standard equipment on various models of boats manufactured by Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Broom Boats Ltd., Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd. and Regal Marine Industries, Inc. and are optional equipment on boats manufactured by Tiara Yachts, Inc., Grand Banks Yachts, Ltd., Maritimo Offshore Pty Ltd., Mastercraft/Hydra-Sport Boat Company, LLC, Yellowfin Yachts, LLC, Sea Ray Corporation, Scout Boats, Inc., The Hinckley Company, Hunt Yachts, Inc., Zodiac Hurricane Technologies, Inc, Sea Hunter, Inc., Contender Boats Inc., Nautic Global Group, and Viking Yacht. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft built by Bell Helicopter Textron, Inc., Cessna Aircraft Company, Cirrus Aircraft, DAHER-SOCATA, Diamond Aircraft Industries, Inc., Embraer SA, Eurocopter, an EADS Company, Hawker Beechcraft Aircraft Company, Piper Aircraft, Inc., Quest Aircraft Company, and Robinson Helicopter Company.

Competition

The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (“MiTAC”) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for outdoor product lines are Magellan, a subsidiary of MiTAC, Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) and Delorme. Garmin believes that its principal competitors for fitness products are Nike, Inc., Polar Electro Oy, Suunto Oy, Timex Corp., and Bryton Corp. For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Inc. (“Raymarine”), Furuno Electronic Company (“Furuno”), and Simrad and Lowrance (subsidiaries of Navico). For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Honeywell, Inc., Avidyne Corporation, L-3 Avionics Systems, Rockwell Collins, Inc., Sagem Avionics, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, and Free Flight Systems. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola Solutions, Inc., Cobra Electronics Corporation and Midland Radio Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 2,558 people worldwide as of December 31, 2011. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 31,	December 25,	December 26,
($'s in thousands)	2011	2010	2009
Research and devlopment	$298,584	$277,261	$238,378
Percent of net sales	10.8%	10.3%	8.1%

Manufacturing and Operations

Garmin believes that one of its core competencies and strengths is its manufacturing capability at its Sijhih, Jhongli and LinKou, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility. Garmin believes that its vertically integrated approach has provided it the following benefits with respect to all products other than a few select marine products (VHF radios and AIS receivers), and our accessory products, all of which are also manufactured by one or more third parties.

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

Logistical agility. Operating our own manufacturing and distribution facilities helps Garmin minimize problems, such as component shortages and long component lead times which are common in the electronics industry. Many products can be re-engineered to bypass component shortages or reduce cost and the new designs can be delivered to market quickly. Garmin reacts rapidly to changes in market demand by striving to maintain a safety stock of long-lead components and by rescheduling components from one product line to another. Operating our own manufacturing facilities also allows Garmin to quickly adjust the mix of product production, helping to foster faster delivery response to the customer.

Garmin’s design, manufacturing, distribution, and servicing processes in our US, Taiwan, and UK facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan and Olathe have also achieved TS 16949 certification, a quality standard for automotive suppliers. In addition, Garmin’s aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

Garmin International, Inc., Garmin (Europe) Ltd and Garmin Corporation have also achieved certification of their environmental management systems to the ISO14001 standard. This certification recognizes that Garmin’s subsidiaries have systems and processes in place to minimize or prevent harmful effects on the environment and to strive continually to improve its environmental performance.

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

Garmin and other participants in the personal computer, tablet, mobile communication, aviation electronics and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, Garmin uses some custom components that are not common to the rest of the personal computer, tablet, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Garmin makes efforts to manage risks in these areas through the use of supply agreements for strategically important components. Nevertheless, if Garmin’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to Garmin, Garmin’s financial condition and operating results could be materially adversely affected. Garmin’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet Garmin’s requirements.

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

As of January 23, 2011, Garmin’s worldwide IP portfolio includes over 600 patents and 400 trademark registrations.  Garmin was selected as a constituent of the 2011/2012 Ocean Tomo® 300 Patent Index which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with Federal Communications Commission (“FCC”) rules and regulations, wireless transceiver products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business. In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

Because Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin’s operations. The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provides that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of the Republic of China (Taiwan), also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks. Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year. Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC. The above limits apply to remittances involving a conversion between New Taiwan Dollars and U.S. Dollars or other foreign currencies. The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion. A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.

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

Employees

As of December 31, 2011, Garmin had 9,229 full and part-time employees worldwide, of whom 3,403 were in the United States, 62 were in Canada, 4,403 were in Taiwan, 1,023 were in Europe, and 338 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

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

Our financial results are highly dependent on the automotive/mobile segment, which represents approximately 58% of our revenues and is maturing.

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

Gross margins on our automotive/mobile products have been declining and are expected to decline in 2012 due to price reductions in the increasingly competitive market for personal navigation devices (PNDs) that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

Legislative proposals have been considered in the United States within the past few years that could increase the United States tax burden of corporations with international operations and could broaden the circumstances under which foreign corporations could be considered resident in the United States   Our tax position could be adversely impacted by changes in United States or foreign tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any specific legislative proposals.

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

If our aviation products malfunction or contain errors or defects, airplane collisions or crashes could occur resulting in property damage, personal injury or death. Malfunctions or errors or defects in our marine navigational products could cause boats to run aground or cause other wreckage, personal injury or death. If our automotive or marine products contain defects or errors in the mapping supplied by third-party map providers or if our users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a materially adverse impact on our business, financial condition and results of operations.

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

We may have additional tax liabilities.

We are subject to income taxes in Switzerland, the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

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

The Global Positioning System (GPS) is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 12 years.

To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.

GPS is operated by the U. S. Government, which is committed to maintenance and improvement of GPS; however if the policy were to change, and GPS were no longer supported by the U. S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS), European Geostationary Navigation Overlay Service (EGNOS). Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets.

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

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and applications.

Concerns about our practices with regard to the collection, use, disclosure, or security of personal information, user location information or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention worldwide.  Some scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

Various regulatory and legislative measures to address greenhouse gas emissions are in different phases of implementation or discussion. In the aftermath of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency, which could increase the cost of doing business.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile. During 2011, the price of our common shares ranged from a low of $30.14 to a high of $40.39. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of January 10, 2012, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 44.40% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

The rights of our shareholders are governed by Swiss law.

The rights of our shareholders are governed by Swiss law and Garmin Ltd.’s articles of association and organizational regulations. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, Swiss law allows our shareholders acting at a shareholders’ meeting to authorize share capital that can be issued by the board of directors without approval of a shareholders’ meeting, but this authorization is limited to 50% of the existing registered share capital and must be renewed at a shareholders’ meeting at least every two years. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also provides that dividends must be approved by shareholders at the general meeting of our shareholders.

We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

If we are unable to make distributions, if any, through a reduction of par value or to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction or a dividend out of qualifying capital contribution reserves is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value or a dividend out of qualifying capital contribution reserves, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future. In addition, over the long term, the amount of par value and qualifying capital contribution reserves available for us to use for par value reductions or dividends will be limited. If we are unable to make a distribution through a reduction in par value or to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

Under current Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. However, the portion of the repurchase price that is attributed to the qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. We may follow a share repurchase process for future share repurchases, if any, similar to a "second trading line" on the Swiss Stock Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes.

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

Garmin Corporation owns and occupies a 249,326 square foot facility in Sijhih, Taipei County, Taiwan, a 223,469 square foot facility in Jhongli, Tao-Yang County, Taiwan, and an approximately 580,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these three facilities, Garmin Corporation manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries.

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030, but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land. Garmin AT, Inc. also leases 43,870 square feet of office space in a separate Salem, OR building for Garmin’s newly-opened West Coast customer support call center.

Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products.

Garmin Würzburg GmbH leases approximately 40,000 square feet in Würzburg, Germany for office and research and development activities. Navigon S.R.L. leases approximately 11,355 square feet in Cluj, Romania for research and development activities.

Various Garmin subsidiaries lease an additional: (i) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (ii) 24,748 square feet of aggregate office space in two buildings in Tempe, Arizona for software development; and (iii) 33,120 square feet of office space in two buildings in Tucson, Arizona, used as offices and a product production, repair and shipping facility.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Item 3. Legal Proceedings

Ambato Media, LLC v. Clarion Co., Ltd., Clarion Corporation of America, Delphi Corporation, Fujitsu Limited, Fujitsu Ten Corporation of America, Garmin Ltd., Garmin International, Inc., Victor Company of Japan Ltd., JVC Americas Corporation, JVC Kenwood Holdings, Inc., J&K Car Electronics Corporation, LG Electronics, Inc., LG Electronics USA, Inc., MiTAC International Corporation, MiTAC Digital Corporation, Mio Technology USA Ltd., Navigon, Inc. Nextar Inc.,Panasonic Corporation, Panasonic Corporation of North America, Pioneer Corporation, Pioneer Electronics (USA) Inc.,Sanyo Electric Co., Ltd., Sanyo North America Corporation, Sanyo Electronic Device (U.S.A.) Corporation,TomTom N.V., TomTom International B.V., and TomTom, Inc.

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

On August 18, 2011, Avocet Sports Technology, Inc. filed suit in the United States District Court for the Northern District of California against five companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,058,427 (“the ‘427 patent”). On November 16, 2011, Garmin filed its answer asserting that each asserted claim of the ‘427 patent is not infringed and/or invalid. Garmin believes that the asserted claims of the ‘427 patent are not infringed and/or are invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes.

Bandspeed, Inc. v. Acer, Inc., Acer American Corporation, Belkin International, Inc., Belkin,Inc., Casio Computer Co., Ltd., Xasio Hitachi Mobile CommunicationsCo. Ltd., Xasio America, Inc., Dell Inc., Garmin International, Inc., Garmin USA, Inc., GN Netcom A/S, GN U.S. Inc. a/k/a GN Netcom Inc., Hewlett-Packard Company, Hewlett-Packard Development Company, L.P., HTC Corporation, HTC America, Inc., Huawei Technologies Co. Ltd., Kyocera Corporation, Kyocera International, Inc., Kyocera Communications, Inc., Kyocera Wireless Corporation, Lenovo (United States), Inc.,LG Electronics, Inc., LG Electronics U.S.A. Inc., LG Electronics Mobilecomm U.S.A. Inc., Motorola, Inc., Nokia Corporation, Nokia Inc., Pantech Wireless, Inc. Plantronics, inc., Research in Motion Ltd., Research in Motion Corporation, Samsung Telecommunications America, LLC, TomTom International B.V., TomTom, Inc., Toshiba Corporation, Toshiba America information Systems, Inc., and Toshiba America, Inc.

On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). On January 21, 2011, Bandspeed, Inc. filed an amended complaint adding additional claims against several of the codefendants, but not against Garmin. On February 22, 2011, Garmin filed its answer to the amended complaint with counterclaims asserting that the asserted claims of the ’418 and ’614 patents are invalid and not infringed. On August 15, 2011, the court granted Garmin’s motion to transfer venue and transferred the case to the Western District of Texas. On December 23, 2011, Bandspeed, Inc. filed a second amended complaint adding additional claims against Garmin. On January 24, 2012, Garmin filed a motion to dismiss these additional claims. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Beacon Wireless Solutions, Inc. et al. v. Garmin International, Inc., and Garmin USA, Inc.

On March 21, 2011, Beacon Wireless Solutions, Inc. (“Beacon”) and Beacon Wireless Europe (UK) Limited (“Beacon Europe”) filed suit in the United States District Court for the District of the Western District of Virginia against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging trade secret misappropriation, breach of a non-disclosure agreement, breach of implied in-fact contract, and unjust enrichment. On October 5, 2011, the District Court dismissed Beacon’s claim against Garmin for breach of implied in-fact contract, and took Beacon Europe’s breach of implied in-fact contract claim under advisement. Trial is currently scheduled for May 21, 2012, but the parties are exploring an extension of all existing deadlines. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 and 6,701,271. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission (the “ITC”) against 33 companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”). Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter. On February 1, 2011, Garmin filed its answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed. On September 1, 2011, the Board of Patent Appeals and Interferences issued a decision following reexamination of the ‘109 patent affirming that all claims of the ‘109 patent are invalid. The ITC’s hearing was held on October 12-20, 2011. The parties filed posthearing briefs on November 4, 2011 and the parties await the ITC’s initial determination. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Nazomi Communications, Inc. v. Nokia Corporation, Nokia Inc., Microsoft Corporation, Amazon.com, Inc., Western Digital Corporation, Western Digital Technologies, Inc., Garmin Ltd., Garmin Corporation, Garmin International,Inc., Garmin USA, Inc., Sling Media, Inc., VIZIO, Inc., and Iomega Corporation.

On February 8, 2010, Nazomi Communications, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin Corporation, Garmin International, Inc., and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 7,080,362 and U.S. Patent No. 7,225,436. On September 14, 2011, the court dismissed all claims against Garmin pursuant to a settlement agreement reached between the parties.

Norman IP Holdings, LLC v. Lexmark International, Inc., Ricoh Americas Corporation, Belkin International, Inc., BMW of North America, LLC, Daimler North America Corporation, Mercedes-Benz USA, LLC, D-Link Systems, Inc., Dish Network Corporation, Ford Motor Company, Garmin International, Inc., Garmin USA, Inc., General Electric Company, General Motors Company, JVC Americas Corporation, Novatel Wireless, Inc., Novatel Wireless Solutions, Inc., Novatel Wireless Technology, Inc., TomTom, Inc., Viewsonic Corporation, Vizio, Inc., Volkswagen Group of America, Inc., Xerox Corporation, ZTE (USA) Inc., and ZTE Solutions Inc.

On January 27, 2012, Norman IP Holdings, LLC filed an amended complaint in the United States District Court for the Eastern District of Texas naming 23 companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”) and alleging infringement of U.S. Patent Nos. 5,530,597, 5,502,689, 5,592,555, 5,608,873, and 5,771,394.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims of this lawsuit are without merit and intends to vigorously defend this action.

Pioneer Corporation v. Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin (Europe Ltd. and Garmin Corporation

On October 9, 2009, Pioneer Corporation filed suit in the District Court in Düsseldorf, Germany against Garmin Deutschland GmbH, Garmin Ltd., Garmin International, Inc., Garmin Corporation and Garmin (Europe) Ltd. alleging infringement of European Patent No. 775 892 (“the ‘892 Patent”) and European Patent No. 508 681(“the‘681 Patent”). Garmin filed separate lawsuits in the German Federal Patent Court in Munich seeking declaratory judgments of invalidity of the ‘892 Patent and the ‘681 Patent. On January 11, 2011, the District Court in Düsseldorf issued decisions finding infringement of the ’892 and ’681 Patents. On April 11, 2011, Garmin filed briefs with the appellate court appealing these decisions. On January 18, 2012, the court approved the parties’ withdrawal of these lawsuits pursuant to a settlement agreement reached between the parties.

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

On August 30, 2011, Tramontane IP, LLC filed suit in the United States District Court for the Eastern District of Virginia against six companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,526,268 (“the ‘268 patent”) and 7,133,775 (“the ‘775 patent”). On September 23, 2011, Garmin filed its answer asserting that the asserted claims of the ‘268 and ‘775 patents are invalid and/or not infringed. On December 2, 2012, the court dismissed all claims against Garmin pursuant to a settlement agreement reached between the parties.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”). On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid. On July 27, 2011, the court issued its claim construction order. Trial was held beginning on November 1, 2011. On November 9, 2011, the jury returned a partial verdict finding the patents-in-suit were valid and finding the ‘730, ‘287, and ‘321 patents were not infringed. The jury did not return a verdict regarding infringement of the ‘649 and ‘452 patents. On November 23, 2011, the parties filed motions with the court to resolve the remaining issues left unresolved by the jury’s partial verdict. On February 16, 2012, the court issued an order entering the jury’s verdict of non-infringement of the ‘730, ‘287, and ‘321 patents, granting Garmin’s motion for summary judgment of non-infringement of the ‘649 and ‘452 patents, and dismissing the case.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is not infringed and/or invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Vehicle IP, LLC v. AT&T Mobility LLC, Cellco Partnership, Garmin International, Inc., Garmin USA, Inc., Networks in Motion, Inc., Telecommunication Systems, Inc., Telenav Inc., United Parcel Service, Inc., and UPS Logistics Technologies, Inc.

On December 31, 2009, Vehicle IP, LLC filed suit in the United States District Court for the District of Delaware against Garmin International, Inc. and Garmin USA, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,987,377 (“the ’377 patent”). On March 11, 2010, Garmin filed its Answer and Counterclaims asserting the ’377 patent is invalid and not infringed. On September 2, 2011, the court dismissed all claims against Garmin pursuant to a settlement agreement reached between the parties.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its Answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is not infringed and/or invalid. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 1, 2012.

Dr. Min H. Kao, age 63, has served as Chairman of Garmin Ltd. since August 2004 and was previously Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He has served as Chief Executive Officer of Garmin Ltd. since August 2002 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao has served as a director and officer of various subsidiaries of the Company since August 1990. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 46, has served as a director of Garmin Ltd. since August 2004, and as President and Chief Operating Officer of Garmin Ltd. since October 2007. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 49, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 56, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

All executive officers are elected by and serve at the discretion of the Company’s Board of Directors. None of the executive officers have an employment agreement with the Company. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. There is no family relationship among any of the executive officers. Dr. Min H. Kao is the brother of Ruey-Jeng Kao, who is a supervisor of Garmin Corporation, Garmin’s Taiwan subsidiary, who serves as an ex-officio member of Garmin Corporation’s Board of Directors.

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 17, 2012, there were 258 shareholders of record.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2011 and 2010 was as follows:

	Year Ended
	December 31, 2011		December 25, 2010
	High	Low	High	Low
First Quarter	$34.77	$30.21	$39.94	$30.70
Second Quarter	$35.31	$32.55	$39.14	$31.22
Third Quarter	$33.74	$30.14	$31.60	$26.55
Fourth Quarter	$40.39	$30.60	$34.00	$28.52

On June 3, 2011 the shareholders approved a cash dividend in the amount of $2.00 per share out of Garmin’s general reserves from capital contribution payable in four installments as follows: $0.80 on June 30, 2011 to shareholders of record on June 15, 2011, $0.40 on September 30, 2011 to shareholders of record on September 15, 2011, $0.40 on December 30, 2011 to shareholders of record on December 15, 2011 and $0.40 on March 30, 2012 to shareholders of record on March 15, 2012. Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2012. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. This share repurchase authorization expired on December 31, 2011. No shares were repurchased under the plan during the fourth quarter of 2011.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2011 and December 25, 2010 and the selected consolidated statement of income data for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 26, 2009, December 27, 2008, and December 29, 2007 and the selected consolidated statement of income data for the years ended December 27, 2008 and December 29, 2007 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 31, 2011 (2)	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007
	(in thousands, except per share data)
Consolidated Statements of
Income Data:
Net sales	$2,758,569	$2,689,911	$2,946,440	$3,494,077	$3,180,319
Cost of goods sold	1,419,977	1,343,537	1,502,329	1,940,562	1,717,064
Gross profit	1,338,592	1,346,374	1,444,111	1,553,515	1,463,255

Operating expenses:
Advertising expense	145,024	144,613	155,521	208,177	206,948
Selling, general and
administrative	341,217	287,824	264,202	277,212	189,550
Research and development	298,584	277,261	238,378	206,109	159,406
Total operating expenses	784,825	709,698	658,101	691,498	555,904

Operating income	553,767	636,676	786,010	862,017	907,351
Other income/(expense), net (3), (4), (5)	30,394	(59,404)	22,641	52,349	70,922
Income before income taxes	584,161	577,272	808,651	914,366	978,273

Income tax provision/(benefit) (6)	63,265	(7,331)	104,701	181,518	123,262
Net income	$520,896	$584,603	$703,950	$732,848	$855,011

Net income per share:
Basic	$2.68	$2.97	$3.51	$3.51	$3.95
Diluted	$2.67	$2.95	$3.50	$3.48	$3.89
Weighted average common
shares outstanding:
Basic	194,105	196,979	200,395	208,993	216,524
Diluted	194,894	198,009	201,161	210,680	219,875

Cash dividends paid per share	$1.60	$1.50	$0.75	$0.75	$0.75

Balance Sheet Data (at end of
Period):
Cash and cash equivalents	$1,287,160	$1,260,936	$1,091,581	$696,335	$707,689
Marketable securities	1,208,155	801,819	766,047	274,895	424,505
Total assets	4,471,338	3,988,688	3,828,082	2,934,421	3,291,460
Total debt	-	-	-	-	-
Total stockholders' equity	3,256,581	3,049,562	2,836,447	2,225,854	2,350,614

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2011 which includes 53 weeks.
(2)	Includes a change in estimate for per unit revenue and cost deferrals. The increase to net sales, gross profit, net income, basic net income per share and diluted net income per share was $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.
(3)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(4)	Includes $23.0 million for foreign currency gains in 2007, and $12.1 million, $88.4 million, $6.0 million and $35.3 million for foreign currency losses in 2011, 2010, 2009 and 2008 respectively.
(5)	Includes a $72.4 million gain on sale of equity securities primarily related to the sale of our equity interest in Tele Atlas N.V. and related foreign currency exchange effects in 2008.
(6)	Includes a $98.7 million one-time income tax reserve release of uncertain tax position reserves from 2006 to 2008, partially offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves, recorded in 2010.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2011 contained 53 weeks compared to 52 weeks for 2010 and 2009. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five business segments, which serve the marine, outdoor, fitness, automotive/mobile, and aviation markets. Our segments offer products through our network of subsidiary distributors and independent dealers and distributors. However, the nature of products and types of customers for the five segments can vary significantly. As such, the segments are managed separately. Our portable GPS receivers and accessories for marine, recreation/fitness and automotive/mobile segments are sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

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

Garmin (Europe) Ltd	US Dollar
Garmin Corporation	Taiwan Dollar
Garmin International	US Dollar
Garmin Norge	Norwegian Kroner
Dynastream Innovations	Canadian Dollar
Garmin Danmark	Danish Krone
Garmin Sweden	Swedish Brona
Garmin Australasia	Australian Dollar
Garmin Polska	Polish Zloty
Garmin Japan	Japanese Yen
Garmin China	Chinese Renminbi
Tri-Tronics	US Dollar
Garmin Brazil	Brazilian Real
Garmin South Africa	South African Rand
Navigon SRL	Romanian Leu
Navigon Asia	Hong Kong Dollar

Approximately 81% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro. We experienced ($12.1) million, ($88.4) million, and ($6.0) million in foreign currency losses during fiscal years 2011, 2010, and 2009, respectively. The 2009 foreign currency loss includes a realized gain of $21.5 million due to the strengthening of the Euro between the date we purchased shares in Tele Atlas N.V. in October 2007 and the tender of shares in February, March, and June 2009. To date, we have not entered into hedging transactions related to any currency, and we do not currently plan to utilize hedging transactions in the future.

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

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the estimated 36-month life of the products. With the acquisition of Navigon AG in 2011, products marketed under the Navigon brand have a FreshMaps program that enables customers to download the latest map and point of interest information for two years.  The revenue and associated cost of royalties for sales of FreshMaps products are deferred at the time of sale and recognized ratably on a straight-line basis over the two year period.

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range. In addition to the products listed below, the Company has offered certain other products that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMUs) bundled in the original purchase price. Similar to nüMaps Lifetime™, LMUs enable customers to download the latest map and point of interest information every quarter for the useful life of their PND. In addition, Garmin offers PNDs with premium traffic service bundled in the original purchase price in the European market. The Company has identified two deliverables contained in arrangements involving the sale of PNDs which include either the LMU or premium traffic service. The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is either the LMU or premium traffic service. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU or the subscription for premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

Prior to the third quarter of fiscal 2011, the Company determined its estimate of selling price using the dealer/distributor price for nüMaps Lifetime or premium traffic subscriptions sold separately, and the prices for products bundled with and without the LMU and premium traffic service when comparable models were available, as inputs to the relative selling price method in a manner similar to VSOE. The estimated selling price determined in this manner was used to defer revenues for all products bundled with the LMU and premium traffic service, as the number of bundled units sold as a percentage of total units sold was less significant and other indicators of selling price were not readily available.

During 2011, sales of products bundled with LMUs and premium traffic service increased significantly as a percentage of total product sales. Concurrently, market conditions caused decreases in the ASP and margins of comparable models year over year, new bundled products were introduced at lower ASPs, and the difference in pricing of bundled units and comparable unbundled models decreased considerably. Due to these changes, the Company determined it was appropriate to change its estimate of the per unit revenue and cost deferrals during the third quarter of 2011.

As the sales of nüMaps Lifetime and premium traffic subscriptions as a percentage of total unit sales or in the aggregate decreased significantly in mid-2011, the Company determined that the previous estimate of selling price based on more limited stand-alone sales of nüMaps Lifetime or premium traffic was no longer a sole determinant of its value as determined under VSOE, and that third party evidence of selling price was not available. Management determined that the price differential between bundled and unbundled products and the royalty cost of the LMU or premium traffic subscription plus an approximate margin were both additional indicators of estimated selling price. These estimates are also reflective of how the Company establishes product pricing based in part on customer perception of value of the added LMU or premium traffic service capability. As such, beginning in the third quarter of 2011, the Company changed its estimate of selling price of the undelivered element to be based on the relative selling price method using a weighted average of the stand-alone sales price, the price differential between bundled and unbundled units, and the royalty or subscription cost plus a normal margin.

The impact of the 2011 change in estimate for lifetime map updates and premium traffic service, as described above, was an increase in revenue, gross profit, net income, basic net income per share, and diluted net income per share of $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

In 2009 and 2010 respectively, Garmin introduced the nüvi 1690 and 1695, premium PNDs with a built-in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  Additional models were introduced in 2011. The Company has identified two deliverables contained in arrangements involving the sale of the nüvi products with the nüLink feature. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost allocated to the nüLink services are deferred and recognized on a straight-line basis over the life of the service, which is either 12 or 24 months.

Garmin records estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions. Changes in these estimates could negatively affect Garmin’s operating results. These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, are accrued for on a percentage of sales basis. If market conditions were to decline, Garmin may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company records revenue net of sales tax, trade discounts and customer returns. The reductions to revenue for expected future product returns are based on Garmin’s historical experience.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit based on our evaluation of each customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected within 80 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; and (2) reviewing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful. In 2011, Garmin purchased credit insurance to provide security against large losses.

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

Investments

Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and gains and losses are recognized when investments are sold. Fair value of investments in auction rate securities, if any, are determined using third party estimates which follow an income approach valuation methodology. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a loss is recognized at the date of determination.

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

Income Taxes

Garmin provides deferred tax assets and liabilities based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. It is Garmin’s policy to record a valuation allowance to reduce its deferred tax assets to an amount that it believes is more likely than not to be realized. While Garmin has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Garmin were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination is made. Likewise, should Garmin determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination is made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Stock Based Compensation

Garmin awards stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares each year as part of Garmin’s compensation package for employees. Certain employees within Garmin are eligible for stock options, SAR grants, RSU grants and/or performance shares but the granting of options, SARs, RSUs and/or performance shares is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the number of stock-based awards that are expected to vest. If actual results differ significantly from these estimates, stock-based compensation expense could be impacted. Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our global dealer and distributor network and to original equipment manufacturers. Refer to the Revenue Recognition discussion above. Our sales are largely of a consumer nature; therefore, backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

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

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. In 2011, gross margin for our automotive/mobile segment declined 280 basis points driven primarily by the deferral of high margin revenue associated with bundled products and decreased selling prices on comparable units, as well as positive impact to 2010 gross margin from a refinement in the estimated warranty reserve. The substantial increase in product mix toward products bundled with lifetime maps required us to defer greater amounts of revenue and related costs than in the prior year, thereby lowering gross profit by $143 million in the current year compared to $100 million for the prior year. See Note 2 for further information on gross profit deferrals. In 2010, gross margin for our automotive/mobile segment declined 160 basis points as the average selling price declines outpaced raw material price declines. In addition, the deferral of high margin revenue and the related costs increased significantly as the product mix began to be impacted by a shift toward products bundled with lifetime maps. This was partially offset by a positive refinement in the estimated warranty reserve. In 2009, gross margin for our automotive/mobile segment increased 350 basis points as benefits from raw material price declines and operating efficiencies exceeded the average selling price decline. In 2011, we also experienced a 420 basis point decline in marine gross margin due to a shift in product mix. Gross margins for the aviation, marine, outdoor, and fitness segments are typically more stable. Our long-term gross margin targets are 65%, 55%, 65%, and 55%, respectively, for these segments.

Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components. We believe that our flexible production model allows our Sijhih, Jhongli, and LinKou manufacturing plants in Taiwan, our Olathe, Kansas, and Salem, Oregon manufacturing plants to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points. The average selling prices of our aviation, outdoor, fitness, and marine products have been stable due to product mix and the introduction of more advanced products sold at higher prices. The effect of the sales price differences inherent within the mix of GPS-enabled products sold could have a significant impact on our gross profit.

Advertising Expense

Our advertising expenses consist of costs for both media advertising and cooperative advertising with our retail partners. As revenues grew in 2009, advertising expense also increased. In 2010, we reduced our advertising expense as revenues declined and the public became more aware of GPS technology. In 2011, our advertising costs increased slightly as we again experienced revenue growth. We expect advertising costs to increase slightly in 2012 but remain consistent as a percentage of net sales.

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

Selling, general and administrative expenses increased in both 2011 and 2010. The 2011 increase was primarily driven by acquisitions, commissions associated with a new web-based sales program, bad debt expense, legal costs and product support costs. The 2010 increase was primarily due to legal costs, fees associated with the Swiss redomestication, and growth in product support and information technology to support our growing installed base of users. Due to the economic pressure on our consumer-oriented business, we decreased selling, general and administrative expenses in 2009. We expect selling, general and administrative costs, excluding advertising, to increase slightly in 2012 due to the acquisitions made in 2011.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development. Approximately 82% of the research and development of our products is performed in North America. The remainder of our research and development activities is performed primarily by our Taiwan engineering group.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We expect our research and development budget to increase in 2012 due to recent acquisitions and our ongoing commitment to innovation and growth.

Customers

Our top ten customers have contributed between 29% and 36% of net sales since 2009. We have experienced average sales days in our customer accounts receivable of between 71 and 78 days since 2009. We experienced an increase in the level of customer accounts receivable days in 2010 due to changes in product mix, longer payment terms, and macroeconomic conditions but this was reduced in 2011. We expect the level of customer accounts receivable days to be relatively stable in 2012.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate. As a result, our consolidated effective tax rate was approximately 10.8% during 2011. This is a decrease from an effective rate of 15.8%, excluding certain one-time tax benefits, in 2010. The decrease in 2011 resulted primarily from the release of reserves related to the expiration of certain statutes for the Company’s United Kingdom subsidiary, Garmin (Europe) Ltd., a reduction in the statutory tax rate in Taiwan from 25% to 17%, and improved operating profitability in lower tax jurisdictions. We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2015. Management believes that due to slightly lower operating margins predicted for fiscal 2012, there may be less revenue recognized by entities in lower tax rate jurisdictions.  Therefore, the effective tax rate for fiscal 2012 is expected to be higher than fiscal 2011.  The actual effective tax rate will be dependent upon the operating margins, production volume, additional capital investments made during fiscal 2012, the resolution of uncertain tax positions and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	Fiscal Years Ended
	Dec. 31,	Dec. 25,	Dec. 26,
	2011	2010	2009
Net sales	100%	100%	100%
Cost of goods sold	51%	50%	51%
Gross profit	49%	50%	49%
Operating expenses:
Advertising	5%	5%	5%
Selling, general and administrative	12%	11%	9%
Research and development	11%	10%	8%
Total operating expenses	28%	26%	22%
Operating income	20%	24%	27%
Other income / (expense) , net	1%	-2%	0%
Income before income taxes	21%	22%	27%
Provision for income taxes	2%	0%	3%
Net income	19%	22%	24%

The following table sets forth our results of operations through income before income taxes for each of our five segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

				Automotive/
Fiscal year ended December 31, 2011	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$363,223	$298,163	$221,730	$1,590,598	$284,855
Cost of goods sold	124,373	116,404	92,077	993,581	93,542
Gross profit	238,850	181,759	129,653	597,017	191,313

Advertising	16,739	18,831	11,310	93,456	4,688
Selling, general and administrative expenses	43,181	38,495	30,990	212,545	16,006
Research and development	17,419	22,332	29,708	130,179	98,946
Total expenses	77,339	79,658	72,008	436,180	119,640

Operating income	161,511	102,101	57,645	160,837	71,673
Other income / (expense), net	9,734	5,780	2,447	10,880	1,553

Income before income taxes	$171,245	$107,881	$60,092	$171,717	$73,226

				Automotive/
Fiscal year ended December 25, 2010	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$319,119	$240,473	$198,860	$1,668,939	$262,520
Cost of goods sold	104,396	90,740	74,212	995,986	78,203
Gross profit	214,723	149,733	124,648	672,953	184,317

Advertising	11,731	12,754	9,834	106,950	3,344
Selling, general and administrative expenses	31,987	26,326	23,497	188,799	17,215
Research and development	13,328	17,305	23,854	131,290	91,484
Total expenses	57,046	56,385	57,185	427,039	112,043

Operating income	157,677	93,348	67,463	245,914	72,274
Other income / (expense), net	(6,704)	(6,849)	(5,032)	(40,027)	(792)

Income before income taxes	$150,973	$86,499	$62,431	$205,887	$71,482

				Automotive/
Fiscal year ended December 26, 2009	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$299,300	$169,624	$177,644	$2,054,127	$245,745
Cost of goods sold	97,361	64,721	72,429	1,192,227	75,591
Gross profit	201,939	104,903	105,215	861,900	170,154

Advertising	12,642	10,620	9,682	118,713	3,864
Selling, general and administrative expenses	30,319	17,480	18,177	172,473	25,753
Research and development	7,384	16,392	21,448	110,907	82,247
Total expenses	50,345	44,492	49,307	402,093	111,864

Operating income	151,594	60,411	55,908	459,807	58,290
Other income / (expense), net	(3,598)	(2,365)	1,522	28,777	(1,695)

Income before income taxes	$147,996	$58,046	$57,430	$488,584	$56,595

Comparison of 53-Weeks Ended December 31, 2011 and 52-Weeks Ended December 25, 2010

Net Sales

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$363,223	13%	$319,119	12%	$44,104	14%
Fitness	298,163	11%	240,473	9%	57,690	24%
Marine	221,730	8%	198,860	7%	22,870	12%
Automotive/Mobile	1,590,598	58%	1,668,939	62%	(78,341)	-5%
Aviation	284,855	10%	262,520	10%	22,335	9%
Total	$2,758,569	100%	$2,689,911	100%	$68,658	3%

Net sales increased 3% in 2011 when compared to the year-ago period.  The increase occurred in all segments excluding automotive/mobile.  The fitness segment experienced the greatest increase at 24% with outdoor contributing 14% growth.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 62% in 2010 to 58% in 2011.

Total unit sales decreased 1% to 15.8 million units in 2011 from 16.0 million units in 2010.   The declining unit sales volume in 2011 was attributable to a decline in automotive/mobile units as the North American PND market slowed due to penetration rates and competing technologies partially offset by increasing volumes in the outdoor, fitness, and marine segments.

Automotive/mobile segment revenue declined 5% in 2011, as the average selling price (ASP) was flat and volumes declined 5%.   ASP was stable due to the substantial increase in our bundled product offerings, which include lifetime map updates and premium traffic services, as a percentage of total units sold, offset by a decrease in the ASP of comparable models from the previous year. The increase in product mix toward bundled offerings required us to defer $179.3 million of net sales in 2011 compared to $131.3 million of net sales in 2010.  This year-over-year impact did lessen in the back half of 2011 due to a change in accounting estimate.  As bundled products increased significantly as a percentage of total product sales in 2011, including the impact of new product introductions, market conditions also caused decreases in the ASP and margins of comparable models year over year.  In addition, the difference in pricing of such bundled units and comparable unbundled models decreased considerably since 2010.  Due to the impact of these and other factors, the Company changed its estimate of the per unit revenue and cost deferrals during the third quarter of 2011. The impact of the change in estimate was an increase in net sales of $77.8 million in 2011.

Fitness segment revenue increased 24% on the strength of recent product introductions and ongoing global penetration.  Outdoor revenue increased 14% driven by new product introductions and market share gains in the GPS-enabled golf category. Marine revenues increased 12% due to shipments to new OEM partners and market share gains.  Aviation revenues increased 9% as the Company’s retrofit business began to recover on the strength of new panel mount avionics products.

The Company anticipates revenue of $2.7 - $2.8 billion in 2012 driven by growth in the outdoor, fitness, aviation and marine segments offset by ongoing declines in the automotive/mobile segment. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$124,373	34%	$104,396	33%	$19,977	19%
Fitness	116,404	39%	90,740	38%	25,664	28%
Marine	92,077	42%	74,212	37%	17,865	24%
Automotive/Mobile	993,581	62%	995,986	60%	(2,405)	0%
Aviation	93,542	33%	78,203	30%	15,339	20%
Total	$1,419,977	51%	$1,343,537	50%	$76,440	6%

Cost of goods sold increased 6% in 2011 when compared to the year-ago period. Cost of goods sold in 2010 was positively impacted by 160 basis points due to a $42.8 million warranty adjustment related to refinement in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor, fitness and marine having the largest benefits.   Excluding this 2010 adjustment, cost of goods sold increased 3% which is consistent with the change in revenue.

Cost per unit increased in all segments with increases in outdoor and fitness generally consistent with ASP increases. Automotive/mobile increased due to product mix shifting toward bundled PNDs. Marine and aviation cost per unit increases exceeded ASP growth which negatively impacted gross margins for these respective segments due to product mix shift toward fishfinders in marine and retrofit panel mount products in aviation.

Management believes that cost of goods sold as a percentage of sales will be stable in 2012 given current component pricing.

Gross Profit

	53-weeks ended December 31, 2011		52-Weeks ended December 25, 2010		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$238,850	66%	$214,723	67%	$24,127	11%
Fitness	181,759	61%	149,733	62%	32,026	21%
Marine	129,653	58%	124,648	63%	5,005	4%
Automotive/Mobile	597,017	38%	672,953	40%	(75,936)	-11%
Aviation	191,313	67%	184,317	70%	6,996	4%
Total	$1,338,592	49%	$1,346,374	50%	$(7,782)	-1%

Gross profit dollars in 2011 decreased 1% while gross profit margin percentage decreased 150 basis points compared to 2010.  Gross profit margins declined in all segments when compared to 2010.  Gross margins in 2010 were positively impacted due to the $42.8 million warranty adjustment related to the refinement in the estimated warranty reserve.

The automotive/mobile segment gross profit margin percentage decreased 280 basis points driven primarily by the 2010 warranty benefit and the deferral of high margin revenue associated with bundled products. The substantial increase in product mix toward products bundled with lifetime maps required us to defer greater amounts of revenue and related costs, thereby lowering gross profit by $143.2 million in the current year compared to $99.9 million for the prior year. This year-over-year impact did lessen in the back half of 2011 due to the previously discussed change in accounting estimate. The impact of the change in estimate was an increase in gross profit of $66.5 million in 2011.

Outdoor and fitness gross profit margin percentage decreased 150 basis points and 130 basis points, respectively, from the prior year driven primarily by the 2010 warranty benefit. Marine gross profit margin percentage decreased 420 basis points driven by the 2010 warranty benefit, a 2011 increase in warranty reserves to account for geographic mix and a product mix shift toward lower margin products including fishfinders. Aviation gross profit margin percentage decreased 300 basis points driven primarily by a lower margin profile for our retrofit panel mount products.

Management believes that total company gross margins will be stable in 2012 as growth occurs in segments with higher margin profiles than corporate average.

Advertising Expenses

	53-weeks ended December 31, 2011		52-Weeks ended December 25, 2010
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$16,739	5%	$11,731	4%	$5,008	43%
Fitness	18,831	6%	12,754	5%	6,077	48%
Marine	11,310	5%	9,834	5%	1,476	15%
Automotive/Mobile	93,456	6%	106,950	6%	(13,494)	-13%
Aviation	4,688	2%	3,344	1%	1,344	40%
Total	$145,024	5%	$144,613	5%	$411	0%

Advertising expense increased slightly in absolute dollars and was flat as a percentage of revenues when compared to 2010.  As a percent of revenues, advertising expenses were 5% in both 2011 and 2010.  The slight increase in absolute dollars resulted from increased investment for outdoor and fitness advertising, which are the segments experiencing the most growth, offset by reduced cooperative advertising paid to our retail partners as PND units declined and the elimination of mobile handset specific advertising.

Management expects to maintain advertising as a percentage of sales constant in 2012.

Selling, General and Administrative Expenses

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$43,181	12%	$31,987	10%	$11,194	35%
Fitness	38,495	13%	26,326	11%	12,169	46%
Marine	30,990	14%	23,497	12%	7,493	32%
Automotive/Mobile	212,545	13%	188,799	11%	23,746	13%
Aviation	16,006	6%	17,215	7%	(1,209)	-7%
Total	$341,217	12%	$287,824	11%	$53,393	19%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to 2010.  As a percent of revenues, selling, general and administrative expenses increased from 11% of revenues in 2010 to 12% of revenues in 2011. The expense increase was primarily driven by acquisitions ($21.3 million), commissions associated with a new web-based sales program ($4.3 million), bad debt expense ($3.5 million), legal costs ($9.3 million), and product support costs ($6.1 million). Aviation costs declined year-over-year due to a reduction in bad debt expense driven by improved cash collections.

Management expects selling, general and administrative expenses to increase slightly in absolute dollars in 2012 due to the acquisitions made in 2011.

Research and Development Expense

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$17,419	5%	$13,328	4%	$4,091	31%
Fitness	22,332	7%	17,305	7%	5,027	29%
Marine	29,708	13%	23,854	12%	5,854	25%
Automotive/Mobile	130,179	8%	131,290	8%	(1,111)	-1%
Aviation	98,946	35%	91,484	35%	7,462	8%
Total	$298,584	11%	$277,261	10%	$21,323	8%

Research and development expense increased 8% due to ongoing development activities for new products and the addition of approximately 225 new engineering personnel due primarily to acquisitions offset by the discontinuation of costs associated with the mobile handset initiative.   In absolute dollars, research and development costs increased $21.3 million when compared with the year-ago period and increased 50 basis points as a percent of revenue.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase during fiscal 2012 on an absolute dollar basis in order to deliver innovative new products and technologies.

Operating Income

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$161,511	44%	$157,677	49%	$3,834	2%
Fitness	102,101	34%	93,348	39%	8,753	9%
Marine	57,645	26%	67,463	34%	(9,818)	-15%
Automotive/Mobile	160,837	10%	245,914	15%	(85,077)	-35%
Aviation	71,673	25%	72,274	28%	(601)	-1%
Total	$553,767	20%	$636,676	24%	($82,909)	-13%

Operating income decreased 360 basis points as a percent of revenue and 13% in absolute dollars when compared to the year-ago period as gross margin declined and operating expenses increased.

Other Income (Expense)

	53-weeks ended	52-weeks ended
	December 31, 2011	December 25, 2010
Interest Income	$32,812	$24,979
Interest Expense	-	(1,246)
Foreign Currency Exchange	(12,100)	(88,377)
Other	9,682	5,240
Total	$30,394	($59,404)

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses. Interest income for fiscal 2011 increased due to increasing cash and marketable securities balances during the year and a slight increase in interest rates.

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

The $12.1 million currency loss in 2011 was due primarily to the strengthening of the U.S. Dollar compared to the Euro. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During 2011, the U.S. Dollar strengthened 1.3% compared to the Euro resulting in a loss of $4.8 million. A loss of $4.1 million resulted due to the U.S. Dollar weakening 1.2% against the Taiwan Dollar as the asset balances fluctuated throughout the year. The remaining net currency loss of $3.2 million is related to other currencies and timing of transactions.

The $88.4 million currency loss in 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling, as well as the weakening of the U.S. Dollar compared to the Taiwan Dollar. During 2011, the U.S. Dollar strengthened 8.8% and 3.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $51.0 million. A loss of $38.7 million resulted due to the U.S. Dollar weakening 5.9% against the Taiwan Dollar. The remaining net currency gain of $1.3 million is related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes increased 1% when compared to 2010 and our income tax expense increased by $70.6 million, to $63.3 million for fiscal year 2011 from ($7.3) million for fiscal year 2010. The significant increase in income tax expense was due to the impact of one-time items booked in 2010.  The one-time items of ($98.7) million include release of uncertain tax position reserves from 2006 to 2009 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 15.8% for 2010 compared to 10.8% for 2011.  The decrease is primarily due to the 2011 release of reserves related to the expiration of certain statutes for Garmin Europe, a reduction in the statutory tax rate in Taiwan from 25% to 17%, and improved operating profitability in lower tax jurisdictions.

Net Income

As a result of the various factors noted above, net income decreased 11% to $520.9 million for fiscal year 2011 compared to $584.6 million for fiscal year 2010.

Comparison of 52-Weeks Ended December 25, 2010 and December 26, 2009

Net Sales

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$319,119	12%	$299,300	10%	$19,819	7%
Fitness	240,473	9%	169,624	6%	70,849	42%
Marine	198,860	7%	177,644	6%	21,216	12%
Automotive/Mobile	1,668,939	62%	2,054,127	70%	(385,188)	-19%
Aviation	262,520	10%	245,745	8%	16,775	7%
Total	$2,689,911	100%	$2,946,440	100%	($256,529)	-9%

Net sales decreased 9% in 2010 when compared to the year-ago period.  The decrease occurred in automotive/mobile and was partially offset by revenue growth in outdoor, fitness, marine and aviation.  The fitness segment experienced the greatest increase at 42%.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 70% in 2009 to 62% in 2010.

Total unit sales decreased 4% to 16.0 million units in 2010 from 16.6 million units in 2009.   The declining unit sales volume in 2010 was attributable to a decline in automotive/mobile units due to increased saturation in the segment and competing technologies partially offset by increasing volumes in the outdoor, fitness, marine and aviation segments.

Automotive/mobile segment revenue declined 19% in 2010, as the average selling price and volumes declined 11% and 9%, respectively.   Outdoor segment revenue increased 7% due to new product introductions that both refreshed existing products and expanded the addressable market. Fitness segment revenue increased 42% on the strength of recent product introductions that expand the addressable market and ongoing global penetration.  Marine revenues increased 12% due to product introductions, slight industry recovery and market share gains.  Aviation revenues increased 7% as the Company delivered into additional cockpits and the retrofit business began to recover.

Cost of Goods Sold

	52-weeks ended December 25, 2010		52-Weeks ended December 26, 2009		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$104,396	33%	$97,361	33%	$7,035	7%
Fitness	90,740	38%	64,721	38%	26,019	40%
Marine	74,212	37%	72,429	41%	1,783	2%
Automotive/Mobile	995,986	60%	1,192,227	58%	(196,241)	-16%
Aviation	78,203	30%	75,591	31%	2,612	3%
Total	$1,343,537	50%	$1,502,329	51%	$(158,792)	-11%

Cost of goods sold decreased 11% in 2010 when compared to 2009 which was generally consistent with the change in revenue. The absolute dollar decrease occurred in automotive/mobile and was partially offset by cost of goods increases in outdoor, fitness, marine and aviation. Cost of goods sold in 2010 was positively impacted by 160 basis points due to a $42.8 million warranty adjustment related to refinement in the estimated warranty reserve.  This adjustment impacted all segments with automotive/mobile, outdoor, fitness and marine having the largest benefits.   Cost per unit declined in all segments driving stable to improving margins in outdoor, fitness, marine and aviation.

Gross Profit

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$214,723	67%	$201,939	67%	$12,784	6%
Fitness	149,733	62%	104,903	62%	44,830	43%
Marine	124,648	63%	105,215	59%	19,433	18%
Automotive/Mobile	672,953	40%	861,900	42%	(188,947)	-22%
Aviation	184,317	70%	170,154	69%	14,163	8%
Total	$1,346,374	50%	$1,444,111	49%	($97,737)	-7%

Gross profit dollars in 2010 decreased 7% while gross profit margin percentage increased 110 basis points compared to 2009.  Gross profit margins were stable to increasing in all segments excluding the automotive/mobile segment when compared to 2009.

The automotive/mobile segment gross profit margin percentage decrease of 160 basis points was driven by an 11% decrease in average selling price which was only partially offset by a decline in per unit costs including the warranty benefit.   Gross profit dollars of the automotive/mobile segment declined to 50% of total gross profit dollars from 60% in 2010.  Gross profit dollars for marine increased 18% compared to 2009 due to product mix shifting toward higher margin units.  Gross profit dollars for fitness increased by 43% to $149.7 million due to strong revenue growth in the segment.

Advertising Expenses

	52-weeks ended December 25, 2010		52-Weeks ended December 26, 2009
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$11,731	4%	$12,642	4%	($911)	-7%
Fitness	12,754	5%	10,620	6%	2,134	20%
Marine	9,834	5%	9,682	5%	152	2%
Automotive/Mobile	106,950	6%	118,713	6%	(11,763)	-10%
Aviation	3,344	1%	3,864	2%	(520)	-13%
Total	$144,613	5%	$155,521	5%	($10,908)	-7%

Advertising expense decreased 7% in absolute dollars and was flat as a percentage of revenues when compared to 2009.  As a percent of revenues, advertising expenses were 5% in both 2010 and 2009.  The absolute dollar decrease occurred primarily in the automotive/mobile segment due to reduced cooperative advertising paid to our retail partners partially offset by mobile handset specific advertising.  Further offsetting the decline was increased advertising for fitness where we continue to invest for growth.

Selling, General and Administrative Expenses

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$31,987	10%	$30,319	10%	$1,668	6%
Fitness	26,326	11%	17,480	10%	8,846	51%
Marine	23,497	12%	18,177	10%	5,320	29%
Automotive/Mobile	188,799	11%	172,473	8%	16,326	9%
Aviation	17,215	7%	25,753	10%	(8,538)	-33%
Total	$287,824	11%	$264,202	9%	$23,622	9%

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

Research and Development Expense

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$13,328	4%	$7,384	2%	$5,944	80%
Fitness	17,305	7%	16,392	10%	913	6%
Marine	23,854	12%	21,448	12%	2,406	11%
Automotive/Mobile	131,290	8%	110,907	5%	20,383	18%
Aviation	91,484	35%	82,247	33%	9,237	11%
Total	$277,261	10%	$238,378	8%	$38,883	16%

Research and development expense increased 16% due to ongoing development activities for new products including the mobile handset initiative which has now been cancelled, and the addition of over 350 new engineering personnel to our staff during the period.   In absolute dollars, research and development costs increased $38.9 million primarily in the auto/mobile segment, when compared with the year-ago period and increased 220 basis points as a percent of revenue. Outdoor research and development expense increased 80% due to new initiatives including golf and tracking products.

Operating Income

	52-weeks ended December 25, 2010		52-weeks ended December 26, 2009		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$157,677	49%	$151,594	51%	$6,083	4%
Fitness	93,348	39%	60,411	36%	32,937	55%
Marine	67,463	34%	55,908	31%	11,555	21%
Automotive/Mobile	245,914	15%	459,807	22%	(213,893)	-47%
Aviation	72,274	28%	58,290	24%	13,984	24%
Total	$636,676	24%	$786,010	27%	($149,334)	-19%

Operating income decreased 300 basis points as a percent of revenue and 19% in absolute dollars when compared to 2009 as gross margin percentage improvements and reduced advertising expense were more than offset by declining revenues and increased selling, general and administrative and research and development expenses.

The automotive/mobile operating margin declined from 22% in 2009 to 15% in 2010 due to a 160 basis point decline in gross margins and selling, general and administrative and research and development expense increases during a period of declining revenues. The fitness operating margin dollars increased 55% driven by gross margin dollars and increased leverage on research and development expenses. The aviation operating margin increased from 24% in 2009 to 28% in 2010 as gross margins improved 100 basis points.

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

The $88.4 million currency loss in 2010 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling, as well as the weakening of the U.S. Dollar compared to the Taiwan Dollar. During 2010, the U.S. Dollar strengthened 8.8% and 3.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $51.0 million. A loss of $38.7 million resulted due to the U.S. Dollar weakening 5.9% against the Taiwan Dollar. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. The remaining net currency gain of $1.3 million is related to other currencies and timing of transactions.

The $6.0 million currency loss in 2009 was due to the weakening of the U.S. Dollar compared to the Euro, the British Pound Sterling and the Taiwan Dollar. During 2009, the U.S. Dollar weakened 2.4% and 8.3% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $5.8 million. A loss of $16.1 million resulted due to the U.S. Dollar weakening 2.3% against the Taiwan Dollar. The remaining net currency gain of $4.3 million is related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes fell 29% when compared to 2009 and our income tax expense decreased by $112.0 million, to ($7.3) million, for fiscal year 2010 from $104.7 million for fiscal year 2009. The significant decline in income tax expense was due to the impact of one-time items booked in 2010.  The one-time items of ($98.7) million include release of uncertain tax position reserves from 2006 to 2009 related to our settlement with the IRS in the US, partially offset by the amount of the settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves.  Without one-time items, we would have reported an effective tax rate of 15.8% for 2010 compared to 12.9% for 2009.  The increase in the adjusted effective tax rate as compared to 2009 is largely due to an unfavorable mix of income among taxing jurisdictions.

Net Income

As a result of the various factors noted above, net income decreased 17% to $584.6 million for fiscal year 2010 compared to $704.0 million for fiscal year 2009.

Liquidity and Capital Resources

Net cash generated by operations was $822.3 million, $770.6 million, and $1,094.5 million for fiscal years 2011, 2010, and 2009, respectively. Primary drivers of the cash generation in 2011 included: $520.9 million of net income with non-cash adjustments for depreciation/amortization of $94.5 million and stock compensation expense of $40.2 million; $169.5 million related to decreased accounts receivable due to increased cash collections resulting from the 53-week year in 2011 and improved payment terms with customers; and $179.4 million of deferred revenue as required by our revenue recognition policies. This cash generation was partially offset by uses of cash including a $61.1 million reduction in other current and noncurrent liabilities related primarily to a decrease in accrued sales program costs due to the impact of reduced channel inventory, $51.4 million increase in other current assets related primarily to a receivable due from the Swiss Federal Tax Authority that has subsequently been received, and $36.1 million of net deferred costs associated with bundled products. The increase in cash flow from operations over 2010 levels was due to improved working capital gains in accounts payable, inventories and accounts receivable offset by reduced working capital from other current assets and reduced net income. We expect to generate cash flow from operations in 2012 with ongoing net income, as well as working capital.

Cash flow used in investing activities was $ 488.2 million, $72.9 million, and $547.9 million for fiscal 2011, 2010 and 2009, respectively. Cash flow used in investing activities principally relates to the net redemption of or investment in fixed income securities, capital expenditures and acquisitions. Capital expenditures in 2011 totaled $38.4 million and related to business operations and maintenance activities. We have budgeted approximately $50 million of capital expenditures during fiscal 2012 to include normal ongoing capital expenditures and maintenance activities. In 2011, 2010 and 2009, net investment in fixed income securities of our on-hand cash was $393.3 million, $25.5 million and $491.0 million, respectively, as we invested excess cash. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2011, 2010 and 2009 were approximately 1.4%, 1.3%, and 1.7%, respectively. In 2011, cash flow used in investing activities included $54.2 million for the acquisitions of NAVIGON AG, Tri-Tronics Inc., and two global distributors. In 2010, cash flow used in investing activities included $12.1 million for the acquisition of MetriGear, Inc.

Net cash used by financing activities in fiscal 2011 was $307.4 million resulting from the use of $310.8 million for payment of our declared dividend offset by the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits. Our dividend has progressively increased from $0.75 per share in 2009 to $1.50 per share in 2010 and $1.60 per share in 2011.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, and to pay dividends. We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, and the funding of strategic acquisitions.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2012.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 31, 2011, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$57,169	$13,549	$23,153	$14,044	$6,423

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, Europe, and Canada.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $161.9 million as of December 31, 2011, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

All European subsidiaries excluding Garmin (Europe) Ltd., Garmin Danmark, Garmin Sweden, Garmin Polska and Garmin Norge use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar. The Company believes that gains and losses will become more material in the future as our European presence grows. In 2011, the U.S. Dollar strengthened 1.3% relative to the Euro resulting in a foreign currency loss of $4.8 million in Garmin Ltd. and our European subsidiaries. The U.S. Dollar weakened 1.2% against the Taiwan Dollar resulting in a $4.1 million foreign currency loss due to the fluctuation of asset balances throughout the year. The net result of these currency moves combined with other losses of $3.2 million, and the timing of transactions during the year was a net loss of $12.1 million for the Company and a cumulative translation adjustment of $76.0 million at the end of fiscal 2011.

Interest Rate Risk

We have no outstanding long-term debt as of December 31, 2011. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 31, 2011, cumulative net unrealized gains on those securities were $11.5 million.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 31, 2011, December 25, 2010, and December 26, 2009

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 31, 2011 and December 25, 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 31, 2011 and December 25, 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 29, 2012

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In thousands, except share information)

	December 31,	December 25,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,287,160	$1,260,936
Marketable securities (Note 3)	111,153	24,418
Accounts receivable, less allowance for doubtful accounts of $30,224 in 2011 and $31,822 in 2010	607,450	747,249
Inventories, net	397,741	387,577
Deferred income taxes (Note 6)	42,957	33,628
Deferred costs	40,033	20,053
Prepaid expenses and other current assets	69,790	24,894
Total current assets	2,556,284	2,498,755

Property and equipment, net
Land and improvements	95,570	94,792
Building and improvements	277,624	274,163
Office furniture and equipment	112,345	98,779
Manufacturing equipment	125,820	119,829
Engineering equipment	81,008	71,709
Vehicles	19,001	18,437
	711,368	677,709
Accumulated depreciation	(294,263)	(249,904)
	417,105	427,805

Restricted cash (Note 4)	771	1,277
Marketable securities (Note 3)	1,097,002	777,401
License agreements, net	5,517	1,800
Noncurrent deferred income tax (Note 6)	107,190	73,613
Noncurrent deferred costs	40,823	24,685
Other intangible assets	246,646	183,352
Total assets	$4,471,338	$3,988,688

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$164,010	$132,348
Salaries and benefits payable	45,964	49,288
Accrued warranty costs	46,773	49,885
Accrued sales program costs	52,262	107,261
Deferred revenue	188,987	89,711
Accrued royalty costs	99,025	95,086
Accrued advertising expense	31,915	21,587
Other accrued expenses	67,912	63,043
Deferred income taxes (Note 6)	5,782	4,800
Income taxes payable	77,784	56,028
Dividend payable	77,865	-
Total current liabilities	858,279	669,037

Deferred income taxes (Note 6)	4,951	6,986
Non-current income taxes	161,904	153,621
Non-current deferred revenue	188,132	108,076
Other liabilities	1,491	1,406

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued;
194,662,617 shares outstanding at December 31, 2011;
and 194,358,038 shares outstanding at December 25, 2010;
(Notes 9, 10, 11, and 12):	1,797,435	1,797,435
Additional paid-in capital	61,869	38,268
Treasury stock	(103,498)	(106,758)
Retained earnings	1,413,582	1,264,613
Accumulated other comprehensive gain/(loss)	87,193	56,004
Total stockholders' equity	3,256,581	3,049,562
Total liabilities and stockholders' equity	$4,471,338	$3,988,688

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Net sales	$2,758,569	$2,689,911	$2,946,440
Cost of goods sold	1,419,977	1,343,537	1,502,329
Gross profit	1,338,592	1,346,374	1,444,111

Advertising expense	145,024	144,613	155,521
Selling, general and administrative expenses	341,217	287,824	264,202
Research and development expense	298,584	277,261	238,378
	784,825	709,698	658,101
Operating income	553,767	636,676	786,010

Other income (expense):
Interest income	32,812	24,979	23,519
Interest expense	-	(1,246)	-
Foreign currency	(12,100)	(88,377)	(6,040)
Other	9,682	5,240	5,162
	30,394	(59,404)	22,641
Income before income taxes	584,161	577,272	808,651

Income tax provision (benefit): (Note 6)
Current	110,755	(11,636)	128,036
Deferred	(47,490)	4,305	(23,335)
	63,265	(7,331)	104,701
Net income	$520,896	$584,603	$703,950

Basic net income per share (Note 10)	$2.68	$2.97	$3.51
Diluted net income per share (Note 10)	$2.67	$2.95	$3.50

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share and Per Share Information)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Gain/(Loss)	Total
Balance at December 27, 2008	$1,002	$0	$0	$2,262,503	($37,651)	$2,225,854
Net income	–	–	–	703,950	–	703,950
Translation adjustment	–	–	–	–	24,537	24,537
Adjustment related to unrealized gains (losses) on available-for-sale securities, net of income tax effects of $676	–	–	–	–	(268)	(268)
Comprehensive income						728,219
Dividends paid	–	–	–	(149,846)	–	(149,846)
Tax benefit from exercise of employee stock options	–	1,366	–	–	–	1,366
Issuance of common stock from exercise of stock options	3	3,781	–	–	–	3,784
Stock compensation	–	43,616	–	–	–	43,616
Purchase and retirement of common stock	(4)	(20,254)	–	–	–	(20,258)
Issuance of common stock through stock purchase plan	–	3,712	–	–	–	3,712
Balance at December 26, 2009	$1,001	$32,221	$0	$2,816,607	($13,382)	$2,836,447
Net income	–	–	–	584,603	–	584,603
Translation adjustment	–	–	–	–	52,509	52,509
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $348	–	–	–	–	16,877	16,877
Comprehensive income						653,989
Dividends paid	–	–	–	(298,853)	–	(298,853)
Tax benefit from exercise of employee stock options	–	4,495	–	–	–	4,495
Issuance of common/treasury stock from exercise of stock options	2	(867)	10,330	–	–	9,465
Stock compensation	–	40,332	–	–	–	40,332
Purchase and retirement of common stock (prior to June 27, 2010)	(16)	(67,528)	–	(41,296)	–	(108,840)
Purchase and retirement of treasury stock	–	–	(117,088)	–	–	(117,088)
Impact of redomestication on par value of common shares	1,796,448	–	–	(1,796,448)	–	–
Deferred tax impact of redomestication	–	29,615	–	–	–	29,615
Balance at December 25, 2010	$1,797,435	$38,268	($106,758)	$1,264,613	$56,004	$3,049,562
Net income	–	–	–	520,896	–	520,896
Translation adjustment	–	–	–	–	14,716	14,716
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($369)	–	–	–	–	16,473	16,473
Comprehensive income						552,085
Dividends declared	–	–	–	(388,628)	–	(388,628)
Tax benefit from issuance of equity awards	–	3,313	–	–	–	3,313
Issuance of treasury stock related to equity awards	–	(19,924)	42,261	–	–	22,337
Stock compensation	–	40,212	–	–	–	40,212
Purchase of treasury stock	–	–	(22,300)	–	–	(22,300)
Reclassification of retired shares to treasury shares	–	–	(16,701)	16,701	–	–
Balance at December 31, 2011	$1,797,435	$61,869	($103,498)	$1,413,582	$87,193	$3,256,581

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Operating Activities:
Net income	$520,896	$584,603	$703,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,610	53,487	56,695
Amortization	39,925	41,164	39,791
Gain on sale of property and equipment	(2,192)	(306)	(14)
Provision for doubtful accounts	2,317	(4,476)	(1,332)
Provision for obsolete and slow-moving inventories	16,047	5,753	61,323
Unrealized foreign currency losses	18,583	62,770	7,480
Deferred income taxes	(42,475)	(471)	(25,096)
Stock compensation	40,212	40,332	43,616
Realized loss/(gains) on marketable securities	(4,322)	2,382	(2,741)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	169,543	129,698	(131,978)
Inventories	(6,385)	(77,122)	61,189
Prepaid expenses and other current assets	(51,423)	9,886	8,054
License fees	(9,573)	(3,329)	(13,735)
Accounts payable	(26,329)	(81,354)	38,875
Other current and non-current liabilities	(61,103)	(144,476)	172,215
Deferred revenue	179,439	131,303	65,706
Deferred costs	(36,120)	(31,445)	(5,314)
Income taxes payable	20,684	52,238	15,772
Net cash provided by operating activities	822,334	770,637	1,094,456

Investing activities:
Purchases of property and equipment	(38,366)	(32,232)	(49,199)
Proceeds from sale of property and equipment	4,127	139	5
Purchase of intangible assets	(6,933)	(3,883)	(7,573)
Purchase of marketable securities	(1,172,555)	(694,038)	(776,966)
Redemption of marketable securities	779,213	668,495	285,970
Acquisitions, net of cash acquired	(54,190)	(12,120)	-
Change in restricted cash	506	770	(106)
Net cash used in investing activities	(488,198)	(72,869)	(547,869)

Financing activities:
Dividends	(310,763)	(298,853)	(149,846)
Proceeds from issuance of common stock through stock purchase plan	-	-	3,712
Issuance of treasury/common stock related to equity awards	22,337	9,465	3,783
Tax benefit from issuance of equity awards	3,313	4,495	1,366
Purchase of treasury/common stock	(22,300)	(225,928)	(20,258)
Net cash used in financing activities	(307,413)	(510,821)	(161,243)

Effect of exchange rate changes on cash and cash equivalents	(499)	(17,592)	9,902

Net increase in cash and cash equivalents	26,224	169,355	395,246
Cash and cash equivalents at beginning of year	1,260,936	1,091,581	696,335
Cash and cash equivalents at end of year	$1,287,160	$1,260,936	$1,091,581

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$85,231	$43,940	$69,186

Cash received during the year from income tax refunds	$350	$4,526	$2,934

Cash paid during the year for interest	-	$1,246	-

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$16,104	$17,225	$408

Fair value of assets acquired	$162,572	$21,918	-
Liabilities assumed	(93,014)	(5,547)	-
Less: cash acquired	(15,368)	(4,251)	-
Net cash paid	$54,190	$12,120	-

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Information)

December 31, 2011 and December 25, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal 2010 and 2009 included 52 weeks while fiscal 2011 included 53 weeks.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $76,456 and $61,740 as of December 31, 2011 and December 25, 2010, respectively, have been included in accumulated other comprehensive gain/(loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange losses of $12,100, $88,377, and $6,040 for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively. The loss in fiscal 2011 was primarily the result of the slight strengthening of the USD against the Euro and the slight weakening of the USD against the Taiwan Dollar. The loss in fiscal 2010 was primarily the result of the strengthening of the USD against the Euro and the British Pound Sterling and the weakening of the USD against the Taiwan Dollar. The loss in fiscal 2009 was primarily the result of the weakening of the USD against the Taiwan Dollar offset by the weakening of the USD against the Euro and the British Pound Sterling.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 80 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when its internal collection efforts have been unsuccessful in collecting the amount due. In 2011, Garmin purchased credit insurance to provide security against large losses.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method (which approximates the first-in, first-out (FIFO) method) by GC and the FIFO method by GII and GEL. Inventories consisted of the following:

	December 31, 2011	December 25, 2010

Raw Materials	$129,211	$103,277
Work-in-process	52,176	43,507
Finished goods	245,724	278,513
Inventory Reserves	(29,370)	(37,720)
Inventory, net of reserves	$397,741	$387,577

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2011, 2010, or 2009. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  The accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 3 to 10 years.

Dividends

On June 27, 2010, the Company completed the redomestication of the place of our incorporation from the Cayman Islands to Switzerland. Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of our shareholders.

On June 3, 2011, the shareholders approved a dividend of $2.00 per share (of which, $1.60 was paid in the Company's 2011 fiscal year) payable in four installments as follows: $0.80 on June 30, 2011 to shareholders of record on June 15, 2011, $0.40 on September 30, 2011 to shareholders of record on September 15, 2011, $0.40 on December 30, 2011 to shareholders of record on December 15, 2011 and $0.40 on March 30, 2012 to shareholders of record on March 15, 2012. The Company paid dividends in 2011 in the amount of $310,763. Both the dividend paid and the remaining dividend payable have been reported as a reduction of retained earnings.

On March 16, 2010 the Board of Directors declared a dividend of $1.50 per share to be paid on April 30, 2010 to shareholders of record on April 15, 2010. The Company paid out a dividend in the amount of $298,853. The dividend was reported as a reduction of retained earnings.

On July 30, 2009 the Board of Directors declared a dividend of $0.75 per share to be paid on December 15, 2009 to shareholders of record on December 1, 2009. The Company paid out a dividend in the amount of $149,846. The dividend was reported as a reduction of retained earnings.

Approximately $239,470 and $213,486 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 31, 2011 and December 25, 2010, respectively.

Intangible Assets

At December 31, 2011 and December 25, 2010, the Company had patents, license agreements, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $206,872 and $152,138, respectively. The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $179,475 at December 31, 2011 and $136,548 at December 25, 2010. The increase in identifiable intangible assets and goodwill in 2011 is principally related to the acquisitions completed by the Company, as further described in Note 15.

	December 31, 2011	December 25, 2010
Goodwill balance at beginning of year	$136,548	$129,066
Acquisitions	46,481	11,649
Finalization of purchase price allocations and effect of foreign currency translation	(3,554)	(4,167)
Goodwill balance at end of year	$179,475	$136,548

Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $134,184 and $103,534 at December 31, 2011 and December 25, 2010 respectively. Amortization expense was $33,225, $36,675, and $37,444 for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively. In the next five years, the amortization expense is estimated to be $28,464, $14,413, $9,518, $6,978, and $5,301, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 31, 2011. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss). At December 31, 2011 and December 25, 2010, cumulative unrealized gains/(losses) of $10,737 and ($5,736), respectively, were reported in accumulated other comprehensive gain/(loss), net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB ASC topic Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes of $252,793, $233,028, and $171,097 at December 31, 2011, December 25, 2010, and December 26, 2009, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

The Company adopted the applicable guidance included in the FASB ASC topic Income Taxes related to accounting for uncertainty in income taxes on December 31, 2006, the beginning of fiscal year 2007.   The total amount of unrecognized tax benefits as of December 31, 2011 was $161,904 including interest of $10,850.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ending December 31, 2011, December 25, 2010, and December 26, 2009 is as follows:

	December 31,	December 25,	December 26,
	2011	2010	2009
Balance at beginning of year	$153,621	$255,748	$214,366
Additions based on tax positions related to prior years	5,568	11,443	14,241
Reductions based on tax positions related to prior years	(6,885)	(10,392)	(16,141)
Additions based on tax positions related to current period	29,210	43,202	63,053
Reductions based on tax positions related to current period	-	-	-
Reductions related to settlements with tax authorities	-	(122,314)	-
Expiration of statute of limitations	(19,610)	(24,066)	(19,771)
Balance at end of year	$161,904	$153,621	$255,748

The December 31, 2011 balance of $161,904 of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $161,904, $153,621, and $255,748 are required to be classified as non-current at December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

Interest expense and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 31, 2011, December 25, 2010, and December 26, 2009, the Company had accrued approximately $10,850, $9,580, and $20,160, respectively, for interest.  Interest expense (income) included in income tax expense for the years ending December 31, 2011, December 25, 2010, and December 26, 2009 is $5,568, ($10,580), and $9,000, respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years prior to 2008.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years prior to 2006.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years prior to 2009.

The Company also considers 2008 U.S. federal returns to have been effectively settled due to completion of an audit examination by the Internal Revenue Service.  A reduction of income tax expense was recognized to reflect this settlement. In addition, the Company recognized a reduction of income tax expense of $19,610, $24,066, and $19,771 in fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively, to reflect the expiration of statutes of limitations in various jurisdictions.

The Company believes that it is reasonably possible that approximately $20,482 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

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

The Company’s top ten customers have contributed between 29% and 36% of net sales since 2009. In 2011, the Company purchased trade credit insurance to provide security against large losses. Best Buy, a customer in the outdoor, fitness, marine and auto/mobile segments accounted for less than 10% of the Company’s consolidated net sales in the years ended December 31, 2011, and December 25, 2010, respectively, while accounting for 13.4% of the Company’s consolidated net sales in the year ended December 26, 2009.

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

Garmin introduced nüMaps Lifetime™ in January 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information every quarter for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the estimated 36-month life of the products. With the acquisition of Navigon AG in 2011, products marketed under the Navigon brand have a FreshMaps program that enables customers to download the latest map and point of interest information for two years. The revenue and associated cost of royalties for sales of FreshMaps products are deferred at the time of sale and recognized ratably on a straight-line basis over the two year period.

For multiple element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range. In addition to the products listed below, the Company has offered certain other products that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMUs) bundled in the original purchase price. Similar to nüMaps Lifetime™, LMUs enable customers to download the latest map and point of interest information every quarter for the useful life of their PND. In addition, Garmin offers PNDs with premium traffic service bundled in the original purchase price in the European market. The Company has identified two deliverables contained in arrangements involving the sale of PNDs which include either the LMU or premium traffic service. The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is either the LMU or premium traffic service. The Company has allocated revenue between these two deliverables using the relative selling price method. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU or the subscription for premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

Prior to the third quarter of fiscal 2011, the Company determined its estimate of selling price using the dealer/distributor price for nüMaps Lifetime or premium traffic subscriptions sold separately, and the prices for products bundled with and without the LMU and premium traffic service when comparable models were available, as inputs to the relative selling price method in a manner similar to VSOE. The estimated selling price determined in this manner was used to defer revenues for all products bundled with the LMU and premium traffic service, as the number of bundled units sold as a percentage of total units sold was less significant and other indicators of selling price were not readily available.

During 2011, sales of products bundled with LMUs and premium traffic service increased significantly as a percentage of total product sales. Concurrently, market conditions have caused decreases in the ASP and margins of comparable models year over year, new bundled products were introduced at lower ASPs, and the difference in pricing of bundled units and comparable unbundled models has decreased considerably. Due to these changes, the Company determined it was appropriate to change its estimate of the per unit revenue and cost deferrals during the third quarter of 2011.

As the sales of nüMaps Lifetime and premium traffic subscriptions as a percentage of total unit sales or in the aggregate decreased significantly in mid-2011, the Company determined that the previous estimate of selling price based on more limited stand-alone sales of nüMaps Lifetime or premium traffic was no longer a sole determinant of its value as determined under VSOE, and that third party evidence of selling price was not available. Management determined that the price differential between bundled and unbundled products and the royalty cost of the LMU or premium traffic subscription plus an approximate margin were both additional indicators of estimated selling price. These estimates are also reflective of how the Company establishes product pricing based in part on customer perception of value of the added LMU or premium traffic service capability. As such, beginning in the third quarter of 2011, the Company changed its estimate of selling price of the undelivered element to be based on the relative selling price method using a weighted average of the stand-alone sales price, the price differential between bundled and unbundled units, and the royalty or subscription cost plus a normal margin.

The impact of the 2011 change in estimate for lifetime map updates and premium traffic service, as described above, was an increase in revenue, gross profit, net income, basic net income per share, and diluted net income per share of $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

In 2009 and 2010 respectively, Garmin introduced the nüvi 1690 and 1695, premium PNDs with a built-in wireless module that lets customers access Garmin’s nüLink!™ service, which provides direct links to certain online information.  Additional models were introduced in 2011. The Company has identified two deliverables contained in arrangements involving the sale of the nüvi products with the nüLink feature. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the nüLink service. The Company has allocated revenue between these two deliverables using the relative selling price method determined using VSOE. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost allocated to the nüLink services are deferred and recognized on a straight-line basis over the life of the service, which is either 12 or 24 months.

Garmin records estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions. Changes in these estimates could negatively affect Garmin’s operating results. These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, are accrued for on a percentage of sales basis. If market conditions were to decline, Garmin may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company records revenue net of sales tax, trade discounts and customer returns. The reductions to revenue for expected future product returns are based on the Company’s historical experience.

Deferred Revenues and Costs

At December 31, 2011 and December 25, 2010, the Company had deferred revenues totaling $377,119 and $197,787, respectively, and related deferred costs totaling $80,856 and $44,738, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to three years on a straight-line basis. In the next three years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $148,954, $108,156, and $39,153, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale. The warranty period for most products is one year to two years from date of shipment while certain aviation products have a warranty period of two years from the date of installation and certain marine products have a warranty period of three years from the date of shipment.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $145,024, $144,613, and $155,521 for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $298,584, $277,261, and $238,378 for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included as selling, general and administrative expenses in the accompanying consolidated statements of income. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. The technical support is provided within one year after the associated revenue is recognized. The related cost of providing this free support is not material.

Software Development Costs

The FASB ASC topic entitled Software requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. Capitalized software development costs are not significant as the time elapsed from working model to release is typically short. As required by the Research and Development topic of the FASB ASC, costs incurred to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

Accounting for Stock-Based Compensation

The Company currently sponsors four stock based employee compensation plans. The FASB ASC topic entitled Compensation – Stock Compensation requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. See Note 9.

Accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense on a straight-line basis over the requisite service period in the Company’s consolidated financial statements.

As stock-based compensation expenses recognized in the accompanying consolidated statements of income are based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between U.S. GAAP and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test for goodwill is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 of the ASC. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the ASC. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating the impact of adopting this amendment, but it is not expected to have a material impact on the financial statements.

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

For fair value measurements using significant unobservable inputs, an independent third party provided the valuation. The inputs used in the valuations were completed using the following methodology. The collateral composition was used to estimate Weighted Average Life based on historical and projected payment information. Cash flows were projected for the issuing trusts, taking into account underlying loan principal, bonds outstanding, and payout formulas. Taking this information into account, assumptions were made as to the yields likely to be required, based upon then current market conditions for comparable or similar term Asset Based Securities as well as other fixed income securities.

Assets and liabilities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 31, 2011

Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$1,208,155	$1,208,155	$-	$-

Total	$1,208,155	$1,208,155	$-	$-

	Fair Value Measurements as
	of December 25, 2010

Description	Total	Level 1	Level 2	Level 3

Available for-sale securities	$781,257	$781,257	$-	$-
Failed auction rate securities	20,562	-	-	20,562

Total	$801,819	$781,257	$-	$20,562

All Level 3 investments at December 25, 2010 had been in a continuous unrealized loss position for 12 months or longer. However, it was the Company’s intent to hold these securities until they recovered their value. The Company sold these securities during 2011 and realized an immaterial loss. For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, the accounting guidance requires a reconciliation of the beginning and ending balances, separately for each major category of assets. The reconciliation is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Year Ended	Year Ended
	December 31, 2011	December 25, 2010

Beginning balance of auction rate securities	$20,562	$70,252
Total unrealized gains included in other comprehensive income	5,038	16,410
Sales out of Level 3	(25,600)	(66,100)
Transfers in and/or out of Level 3	-	-
Ending balance of auction rate securities	$-	$20,562

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$626,776	$12,936	$(1,086)	$-	$638,626
Obligations of states and political subdivisions	358,314	2,339	(1,090)	-	359,563
U.S. corporate bonds	134,763	815	(2,260)	(1,274)	132,044
Other	78,031	113	(222)	-	77,922
Total	$1,197,884	$16,203	$(4,658)	$(1,274)	$1,208,155

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 25, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$527,249	$1,913	$(1,519)	$-	$527,643
Auction Rate Securities	25,599	-	(5,037)	-	20,562
Obligations of states and political subdivisions	160,618	347	(3,341)	-	157,624
U.S. corporate bonds	54,348	637	(185)	(1,274)	53,526
Other	39,838	2,626	-	-	42,464
Total	$807,652	$5,523	$(10,082)	$(1,274)	$801,819

The cost of securities sold is based on the specific identification method.

The unrealized losses and unrealized gains on the Company’s investments in 2010 and 2011, respectively, were caused primarily by changes in interest rates and credit spreads. The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity. Therefore, the Company considers the declines to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During 2010 and 2011, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of marketable securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Included in the $55,694 amount below is $34,590 that has been classified as current because the underlying securities were sold subsequent to year-end. The remaining amount of $21,104 has been classified as noncurrent.

		Estimated
	Cost	Fair Value

Due in one year or less (2012)	$76,427	$76,563
Due after one year through five years (2013-2017)	370,827	370,551
Due after five years through ten years (2018-2022)	311,251	313,073
Due after ten years (2023 and thereafter)	385,017	392,274
Other (No contractual maturity dates)	54,362	55,694
	$1,197,884	$1,208,155

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $14,277, $11,768, and $10,293 for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount

2012	$13,549
2013	12,251
2014	10,902
2015	8,211
2016	5,833
Thereafter	6,423
Total	$57,169

Certain cash balances of GEL are held as collateral by a bank, securing payment of the United Kingdom value-added tax requirements. The total amount of restricted cash balances were $771 and $1,277 at December 31, 2011 and December 25, 2010, respectively.

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

5. Employee Benefit Plans

GII sponsors a defined contribution employee retirement plan under which its employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which GII contributes a specified percentage of each participant’s annual compensation up to certain limits as defined in the Plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. Both GII and GEL contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 31, 2011, December 25, 2010, and December 26, 2009, expense related to these plans of $20,647, $17,952, and $16,399 was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Federal:
Current	$79,305	($46,674)	$104,186
Deferred	(25,763)	284	(12,021)
	53,542	(46,390)	92,165
State:
Current	9,087	3,929	5,381
Deferred	(4,490)	(257)	(947)
	4,597	3,672	4,434
Foreign:
Current	22,363	31,109	18,469
Deferred	(17,237)	4,278	(10,367)
	5,126	35,387	8,102
Total	$63,265	($7,331)	$104,701

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	December 31,	December 25,	December 26,
	2011	2010	2009
Federal income tax expense at U.S. statutory rate	$204,456	$202,045	$287,228
State income tax expense, net of federal tax effect	2,988	2,482	2,604
Foreign tax rate differential	(148,058)	(115,633)	(219,482)
Taiwan tax holiday benefit	(13,127)	(13,536)	(18,556)
Net change in uncertain tax postions	8,283	(102,100)	41,400
Other foreign taxes less incentives and credits	9,658	26,707	10,379
Other, net	(935)	(7,296)	1,128
Income tax expense	$63,265	($7,331)	$104,701

The holding company statutory federal income tax rate in Switzerland, the Company's place of incorporation since the redomestication effective June 27, 2010 (see Note 12), is 7.83%.  If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2011, as presented above, the amounts related to tax at the statutory rate would be approximately $158,716 lower, or $45,740, and the foreign tax rate differential would be adjusted by a similar amount to $10,658. For 2010, the amounts related to tax at the U.S. statutory rate of 35% prior to the redomestication and the Swiss statutory rate of 7.83%, subsequent to the redomestication, would be approximately $95,985 lower, or $106,060, and the foreign tax differential would be reduced by the same amount to ($19,648). All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $473,994, $413,550, and $678,868, for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.07, $0.07, and $0.09 per weighted-average common share outstanding for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2016, at which time these tax benefits might expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 25,
	2011	2010
Deferred tax assets:
Product warranty accruals	$2,196	$1,646
Allowance for doubtful accounts	12,282	11,572
Inventory reserves	5,114	5,749
Sales program allowances	5,591	9,080
Reserve for sales returns	2,240	2,715
Other accruals	5,359	5,684
Unrealized intercompany profit in inventory	15,165	2,792
Unrealized foreign currency loss	-	266
Stock option compensation	47,998	40,785
Tax credit carryforwards, net	33,379	48,784
Amortization	26,913	28,431
Deferred revenue	28,905	10,671
Net operating losses of subsidiaries	17,780	11,583
Other	4,163	3,750
Valuation allowance related to loss carryforward and tax credits	(37,173)	(51,352)
	169,912	132,156
Deferred tax liabilities:
Depreciation	17,600	16,030
Prepaid expenses	3,328	4,145
Book basis in excess of tax basis for acquired entities	8,191	6,604
Unrealized investment gain	910	5,951
Marketable securities	-	3,038
Other	469	933
	30,498	36,701
Net deferred tax assets	$139,414	$95,455

The Company recognized a $29,615 deferred tax asset during 2010 for the future tax benefit of the fair market value step-up in basis of intangible assets related to the redomestication to Switzerland and local statutory tax reporting requirements. The deferred tax asset was recognized as an increase to Additional Paid-In Capital in 2010 and will reverse as the intangible assets are amortized for Swiss statutory and tax reporting purposes.

At December 31, 2011, the Company had $33,379 of tax credit carryover which includes $31,240 of Taiwan surtax credit with no expiration. There is a full valuation allowance for the Taiwan surtax credits. The valuation allowance decreased by $14,179 during 2011 including $14,994 related to Taiwan surtax credits. The decrease in the surtax credit carryforward and valuation allowance in 2011 is principally due to reducing the amount of such credits to the correct amount available for use in future years, on which a full valuation reserve is provided.

At December 31, 2011, the Company had a deferred tax asset of $17,780 related to the future tax benefit on net operating loss (NOL) carryforwards of $72,197.  Included in the NOL carryforwards is $24,680 that relates to Spain and expires in varying amounts between 2022 and 2025, $14,718 that relates to Switzerland and expires in 2018, and $32,799 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,287,160	$1,287,160	$1,260,936	$1,260,936
Restricted cash	771	771	1,277	1,277
Marketable securities	1,208,155	1,208,155	801,819	801,819

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8. Segment Information

Beginning in 2011, for external reporting purposes, the Company identified five operating segments – auto/mobile, aviation, marine, outdoor and fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. Prior to 2011, the Outdoor and Fitness operating segments were combined into a single reportable segment due to the similar nature of those products, their production processes, the types of customers served, their distribution processes, and similar economic conditions. Management re-evaluated the combination of these operating segments and determined that based on the growth characteristics of these segments they should now be reported as two distinct reportable segments.

All of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors as well as through OEM’s. However, the nature of products and types of customers for the five reportable segments vary. The Company’s marine, auto/mobile, outdoor, and fitness segments include portable global positioning system (GPS) receivers and accessories sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan. The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

The Company’s Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based on income before income taxes of each segment. Income before income taxes represents net sales less operating expenses including certain allocated general and administrative costs, interest income and expense, foreign currency adjustments, and other non-operating corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Revenues, interest income and interest expense, and income before income taxes for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 31, 2011
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$284,855	$363,223	$298,163	$221,730	$1,590,598	$2,758,569
Allocated interest income	1,250	4,496	4,342	2,934	19,790	32,812
Allocated interest expense	-	-	-	-	-	-
Income before income taxes	73,226	171,245	107,881	60,092	171,717	584,161

	Fiscal Year Ended December 25, 2010
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$262,520	$319,119	$240,473	$198,860	$1,668,939	$2,689,911
Allocated interest income	1,251	2,347	1,532	1,624	18,225	24,979
Allocated interest expense	(122)	(148)	(111)	(92)	(773)	(1,246)
Income before income taxes	71,482	150,973	86,499	62,431	205,887	577,272

	Fiscal Year Ended December 26, 2009
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$245,745	$299,300	$169,624	$177,644	$2,054,127	$2,946,440
Allocated interest income	737	760	1,076	1,469	19,477	23,519
Allocated interest expense	-	-	-	-	-	-
Income before income taxes	56,595	147,996	58,046	57,430	488,584	808,651

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 31, 2011, December 25, 2010, and December 26, 2009. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 31, 2011
Net sales to external customers	$1,527,508	$248,057	$983,004	$2,758,569
Long lived assets	225,505	143,913	47,687	417,105
Net assets (1)	1,155,653	1,915,284	185,644	3,256,581

December 25, 2010
Net sales to external customers	$1,646,590	$220,478	$822,843	$2,689,911
Long lived assets	231,569	146,859	49,377	427,805
Net assets (1)	1,149,826	1,719,769	179,967	3,049,562

December 26, 2009
Net sales to external customers	$1,972,451	$149,920	$824,069	$2,946,440
Long lived assets	233,573	153,878	53,887	441,338
Net assets (1)	1,177,849	1,467,903	190,695	2,836,447

(1) Majority of assets held in the United States and Taiwan.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for option/SAR exercises, RSU releases and ESPP purchases.

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the 2011 Directors Plan) providing for grants of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. During 2011, 11,996 restricted stock units were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The various grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. During 2011, 2010, and 2009, 410,197, 494,995, and 470,950 restricted stock units were granted under the 2005 Plan. In addition, in 2011, 42,330 stock options were granted under the 2005 Plan. In 2010 and 2009, 20,000 and 30,000 performance shares were granted under the 2005 Plan. No performance shares were granted under the 2005 Plan in 2011.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2011, 2010 or 2009.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the 2000 Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2010 and 2009, options to purchase 23,924 and 34,648 shares, respectively, were granted under this plan. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000. Following the June 2011 approval of the 2011 Directors Plan, the Company will no longer issue options to purchase shares under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 31, 2011, December 25, 2010, and December 26, 2009 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 27, 2008	$47.76	10,526
Granted	$23.09	35
Exercised	$18.08	(278)
Forfeited/Expired	$59.55	(174)
Outstanding at December 26, 2009	$48.28	10,109
Granted	$33.44	24
Exercised	$15.52	(826)
Forfeited/Expired	$62.57	(221)
Outstanding at December 25, 2010	$50.87	9,086
Granted	$39.71	42
Exercised	$21.02	(764)
Forfeited/Expired	$64.63	(291)
Outstanding at December 31, 2011	$53.14	8,073
Exercisable at December 31, 2011	$51.24	7,001
Expected to vest after December 31, 2011	$65.59	1,049

Stock Options and SARs as of December 31, 2011
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$8.00 -$20.00	787	2.29	786
$20.01 - $40.00	1,530	3.48	1,463
$40.01 - $60.00	3,295	5.36	2,782
$60.01 - $80.00	1,198	5.42	960
$80.01 - $100.00	2	5.94	1
$100.01 - $120.00	1,258	5.91	1,007
$120.01 - $140.00	3	5.74	2
	8,073	4.80	7,001

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 27, 2008	$19.59	1,043
Granted	$29.79	501
Released/Vested	$19.59	(204)
Cancelled	$19.63	(24)
Outstanding at December 26, 2009	$23.47	1,316
Granted	$30.29	515
Released/Vested	$23.02	(291)
Cancelled	$23.32	(37)
Outstanding at December 25, 2010	$25.90	1,503
Granted	$37.28	422
Released/Vested	$37.73	(366)
Cancelled	$25.89	(81)
Outstanding at December 31, 2011	$29.40	1,478

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 31, 2011 is 4.80 and 4.57 years, respectively. The weighted-average remaining contract life of restricted stock units at December 31, 2011 was 2.21 years.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2011, 2010, and 2009:

	2011	2010	2009
Weighted average grant date fair value of options granted	$10.53	$8.99	$7.32
Expected volatility	0.4078	0.4178	0.4286
Dividend yield	4.02%	4.94%	2.42%
Expected life of options in years	6.5	6.3	6.2
Risk-free interest rate	1.2%	2.5%	3.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2011, 2010, and 2009 was $49,006, $41,249, and $41,527, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 31, 2011 were $35,683 and $35,410, respectively. The aggregate intrinsic values of options and SARs exercised during 2011, 2010, and 2009 were $14,367, $12,259, and $3,578, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2011 was $58,856. The aggregate intrinsic values of RSUs released during 2011, 2010, and 2009 were $14,592, $8,828, and $6,327, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $39.81 on December 30, 2011, and the exercise price multiplied by the number of options exercised. As of December 31, 2011, there was $58,554 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 4,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in May 2010. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2011, 2010, and 2009, 514,218, 349,173, and 209,416 shares, respectively were purchased under the plan for a total purchase price of $13,746, $8,134, and $3,874, respectively. During 2011 and 2010, the purchases were issued from treasury shares. At December 31, 2011, approximately 1,561,066 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Numerator (in thousands):
Numerator for basic and diluted net income per share - net income	$520,896	$584,603	$703,950

Denominator (in thousands):
Denominator for basic net income per share - weighted-average common shares	194,105	196,979	200,395
Effect of dilutive securities - employee stock-based awards	789	1,030	766
Denominator for diluted net income per share - weighted-average common shares	194,894	198,009	201,161

Basic net income per share	$2.68	$2.97	$3.51

Diluted net income per share	$2.67	$2.95	$3.50

Options to purchase 5,920,076, 6,192,043, and 7,814,095 common shares were outstanding during 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11. Share Repurchase Program

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The share repurchase authorization expired on December 31, 2011. Under the plan, the Company had repurchased 7,366,646 shares using cash of $223,149 in fiscal 2010.

In addition, 522,856 shares repurchased for $16,701 prior to the Company’s redomestication to Switzerland on June 27, 2010, but for which transactions settled after that date, were treated as retired when such shares were still in treasury. These shares were reflected as additional treasury shares during the 13-weeks ended March 26, 2011 with a corresponding increase to retained earnings.

The Board of Directors approved a share repurchase program on October 22, 2008, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2009. From inception to expiration, $60,000 of common shares were repurchased and retired under this plan.

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

The summary of the components of authorized shares at December 31, 2011 and December 25, 2010, and changes during 2011 are as follows:

	Outstanding	Treasury		Issued		Conditional		Authorized
	Shares	Shares		Shares[1]		Capital		Capital
Changes in components of authorized shares
December 25, 2010	194,358,038	13,719,380	[2]	208,077,418	[2,3]	104,038,709	[4]	104,038,709	[4]
Treasury shares purchased/reclassified	(1,149,645)	1,149,645	[5]	-		-		-
Treasury shares issued for stock based compensation	1,454,224	(1,454,224)		-		-		-
December 31, 2011	194,662,617	13,414,801		208,077,418		104,038,709		104,038,709

[1]	Shares at CHF 10 par value (USD 9.0744)
[2]	Includes 10,000,000 formation shares at USD 0 historical cost
[3]	The par value of the share capital presented on the face of the balance sheet and in the consolidated statements of stockholders equity excludes the par value of the 10,000,000 formation shares.
[4]	Up to 104,038,709 conditional shares may be issued through the exercise of option rights which are granted to Garmin employees and/or members of its Board of Directors. In addition, the Board of Directors is authorized to issue up to 104,038,709 additional shares no later than June 27, 2012.
[5]	The increase in treasury shares in 2011 includes 522,856 shares repurchased in the prior year that were originally treated as retired when such shares were still in treasury. These shares are reflected as additional treasury shares in 2011 with a corresponding increase to retained earnings. See Note 11.

The general terms of Garmin Ltd. (Switzerland)'s capitalization (rights of shareholders, limitations on dividends, etc.) may be found in the proxy statement and Form 8-A/A registration statement filed with the SEC on April 9, 2010 and June 28, 2010, respectively.

13. Warranty Reserves

The Company’s products sold are generally covered by a warranty for periods ranging from one to two years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectations of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Balance - beginning of period	$49,885	$87,424	$87,408
Change in accrual for products sold in prior periods	-	(42,776)	-
Accrual for products sold during the period	52,305	93,172	164,909
Expenditures	(55,417)	(87,935)	(164,893)
Balance - end of period	$46,773	$49,885	$87,424

14. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 31, 2011
	Quarter Ending
	March 26	June 25	September 24 (2)	December 31 (2)

Net sales	$507,834	$674,099	$666,993	$909,643
Gross profit	238,374	322,100	344,331	433,787
Net income	95,482	109,477	150,381	165,556
Basic net income per share	$0.49	$0.56	$0.77	$0.86

	Fiscal Year Ended December 25, 2010
	Quarter Ending
	March 27	June 26	September 25 (1)	December 25

Net sales	$431,067	$728,765	$692,364	$837,715
Gross profit	230,909	391,652	344,020	379,793
Net income	37,329	134,816	279,552	132,906
Basic net income per share	$0.19	$0.68	$1.43	$0.67

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

(2) Amounts shown for quarters ending September 24, 2011 and December 31, 2011 include a change in estimate for the Company's per unit revenue and cost deferrals. The impact to net sales, gross profit, net income, and basic net income per share for the quarter ending September 24, 2011 was $21.4 million, $17.8 million, $15.3 million and $0.07, respectively. The impact to net sales, gross profit, net income, and basic net income per share for the quarter ending December 31, 2011 was $56.4 million, $48.7 million, $44.0 million, and $0.24, respectively.

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

15. Acquisitions

During 2011, subsidiaries of Garmin Ltd. completed the following acquisitions:

•	Navigon AG (“Navigon”), a privately-held navigation provider based in Germany

•	Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment

•	Garmin Distribution Africa (Pty) Ltd., the distributor of Garmin’s consumer products in Southern Africa

•	Garmap (Pty) Ltd., a South African mapping and mobile applications provider

•	Centro GPS, the Chilean distributor of Garmin’s consumer products

These companies were acquired for an aggregate amount of $69,558 in cash less $15,368 cash acquired. The purchase price allocation for these acquisitions included goodwill and intangible assets of $84,204. Garmin also recognized $3,923 of restructuring costs in the third quarter of 2011 related specifically to the Navigon acquisition. Individually and in the aggregate, these acquisitions are not considered material; therefore, supplemental pro forma information is not presented. The allocation of purchase price to assets acquired and liabilities assumed in these acquisitions is based upon certain valuations and other analyses.

Purchase price allocations for 2010 acquisitions were finalized with no significant adjustments.

Other disclosures required by Swiss law:

CHF in Thousands	2011	2010

Personnel expenses	470,212	484,481

The detailed disclosures regarding significant shareholders as well as the board and executive remuneration and share ownership that are required by Swiss law are included in Notes 6 through 9 to the Garmin Ltd (Switzerland) statutory financial statements.

The fire insurance value of property, equipment, and leasehold improvements amounted to CHF 535,997 and CHF 547,263 as of December 31, 2011 and December 25, 2010.

Garmin Ltd’s risk assessment is presented in Note 10 – Risk Assessment of the Garmin Ltd (Switzerland) statutory financial statements.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s Board of Directors and management are responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 31, 2011 and December 25, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Garmin Ltd. and Subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 29, 2012

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 1, 2012 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

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

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code is available on Garmin’s website at:

http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer or Controller, or any person performing a similar function, such amendment or waiver will be disclosed on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf.

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

Equity Compensation Plan Information

The following table gives information as of December 31, 2011 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected in
Plan Category	and rights	and rights	column A)
Equity compensation plans approved by shareholders	9,551,348	$53.14	2,676,784
Equity compensation plans not approved by shareholders	—	—	—

Total	9,551,348	$53.14	2,676,784

Table consists of the Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2010), the Garmin Ltd. 2000 Equity Incentive Plan, the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, effective June 5, 2010, the Garmin Ltd. Amended and Restated Employee Stock Purchase Plan, effective January 1, 2010 and the Garmin Ltd. 2011 Non-Employee Directors Equity Incentive Plan, effective June 3, 2011. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

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

The consolidated financial statements and related notes, together with the reports of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2)	Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association, as amended, of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

3.2	Organizational Regulations of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2010).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2009).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2009).

10.18	Garmin Ltd. 2010 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2010).

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2006 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2010) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2010 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2011:
Deducted from asset accounts
Allowance for doubtful accounts	$31,822	$2,317	-	$(3,915)	$30,224
Inventory reserve	37,720	16,047	-	(24,397)	29,370
Deferred tax asset valuation allowance (1)	51,352	7,902	-	(22,081)	37,173
Total	$120,894	$26,266	-	$(50,393)	$96,767

Year Ended December 25, 2010:
Deducted from asset accounts
Allowance for doubtful accounts	$36,673	$(4,476)	-	$(375)	$31,822
Inventory reserve	38,898	5,753	-	(6,931)	37,720
Deferred tax asset valuation allowance	35,617	15,735	-	-	51,352
Total	$111,188	$17,012	-	$(7,306)	$120,894

Year Ended December 26, 2009:
Deducted from asset accounts
Allowance for doubtful accounts	$42,409	$(1,332)	-	$(4,404)	$36,673
Inventory reserve	23,204	61,323	-	(45,629)	38,898
Deferred tax asset valuation allowance	34,487	1,468	-	(338)	35,617
Total	$100,100	$61,459	-	$(50,371)	$111,188

(1)	Note that $14,994 of the decrease in the deferred tax asset valuation is due to reducing the amount of Taiwan surtax credits to the correct amount available for use in future years, all such credits of which are and have been fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Min H. Kao
Min H. Kao
Chief Executive Officer

Dated: February 29, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

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
106

Garmin Ltd.

2011 Form 10-K Annual Report

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

