Form 10-Q
period 2012-03-31
GARMIN LTD
filed 2012-05-09
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Number of shares outstanding of the registrant’s common shares as of May 7, 2012

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 31, 2012

Garmin Ltd.

Form 10-Q

Quarter Ended March 31, 2012

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year 2012.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,285,791	$1,287,160
Marketable securities	89,356	111,153
Accounts receivable, net	430,145	607,450
Inventories, net	407,476	397,741
Deferred income taxes	46,363	42,957
Deferred costs	41,831	40,033
Prepaid expenses and other current assets	48,304	69,790
Total current assets	2,349,266	2,556,284

Property and equipment, net	412,592	417,105

Marketable securities	1,161,109	1,097,002
Restricted cash	828	771
Licensing agreements, net	5,658	5,517
Noncurrent deferred income tax	107,190	107,190
Noncurrent deferred costs	38,871	40,823
Other intangible assets, net	249,279	246,646
Total assets	$4,324,793	$4,471,338

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$109,232	$164,010
Salaries and benefits payable	46,180	45,964
Accrued warranty costs	42,792	46,773
Accrued sales program costs	32,452	52,262
Deferred revenue	199,302	188,987
Accrued royalty costs	14,441	99,025
Accrued advertising expense	10,896	31,915
Other accrued expenses	66,416	67,912
Deferred income taxes	6,675	5,782
Income taxes payable	66,156	77,784
Dividend payable	-	77,865
Total current liabilities	594,542	858,279

Deferred income taxes	7,235	4,951
Non-current income taxes	165,457	161,904
Non-current deferred revenue	177,095	188,132
Other liabilities	1,059	1,491

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued;
194,806,698 shares outstanding at March 31, 2012;
and 194,662,617 shares outstanding at December 31, 2011	1,797,435	1,797,435
Additional paid-in capital	70,688	61,869
Treasury stock	(98,778)	(103,498)
Retained earnings	1,500,390	1,413,582
Accumulated other comprehensive income	109,670	87,193
Total stockholders' equity	3,379,405	3,256,581
Total liabilities and stockholders' equity	$4,324,793	$4,471,338

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended
	March 31,	March 26,
	2012	2011
Net sales	$556,597	$507,834

Cost of goods sold	272,838	269,460

Gross profit	283,759	238,374

Advertising expense	23,591	19,956
Selling, general and administrative expense	90,116	73,187
Research and development expense	79,719	70,478
Total operating expense	193,426	163,621

Operating income	90,333	74,753

Other income (expense):
Interest income	9,671	7,214
Foreign currency gains (losses)	(1,989)	12,140
Other	1,541	2,819
Total other income (expense)	9,223	22,173

Income before income taxes	99,556	96,926

Income tax provision	12,698	1,444

Net income	$86,858	$95,482

Net income per share:
Basic	$0.45	$0.49
Diluted	$0.44	$0.49

Weighted average common
shares outstanding:
Basic	194,742	193,922
Diluted	195,673	194,720

 See accompanying notes.

5

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	13-Weeks Ended
	March 31,	March 26,
	2012	2011
Net income	$86,858	$95,482
Translation adjustment	21,341	32,752
Change in fair value of available-for-sale
marketable securities, net of deferred taxes	1,136	2,614
Comprehensive income	$109,335	$130,848

 See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	13-Weeks Ended
	March 31,	March 26,
	2012	2011
Operating Activities:
Net income	$86,858	$95,482
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	13,790	13,839
Amortization	11,609	8,583
Loss (gain) on sale of property and equipment	10	(2)
Provision for doubtful accounts	1,037	(858)
Deferred income taxes	(2,271)	1,023
Unrealized foreign currency losses	3,626	867
Provision for obsolete and slow moving inventories	7,858	(4,349)
Stock compensation expense	9,844	8,666
Realized gains on marketable securities	(635)	(1,492)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	185,166	327,151
Inventories	(12,506)	(11,067)
Other current assets	22,299	(20,372)
Accounts payable	(58,319)	(17,573)
Other current and non-current liabilities	(128,093)	(190,770)
Deferred revenue	(884)	21,826
Deferred cost	186	(3,905)
Income taxes payable	(11,998)	(16,550)
License fees	(5,349)	(2,900)
Net cash provided by operating activities	122,228	207,599

Investing activities:
Purchases of property and equipment	(5,758)	(7,178)
Proceeds from sale of property and equipment	2	-
Purchase of intangible assets	(2,929)	(2,626)
Purchase of marketable securities	(250,431)	(363,263)
Redemption of marketable securities	207,143	98,614
Change in restricted cash	(57)	(112)
Acquisitions, net of cash acquired	(2,816)	-
Net cash used in investing activities	(54,846)	(274,565)

Financing activities:
Dividends paid	(77,915)	-
Issuance of treasury stock related to equity awards	2,883	8,941
Tax benefit from issuance of equity awards	860	787
Purchase of treasury stock	(311)	(5,900)
Net cash (used in)/provided by financing activities	(74,483)	3,828

Effect of exchange rate changes on cash and cash equivalents	5,732	12,817

Net decrease in cash and cash equivalents	(1,369)	(50,321)
Cash and cash equivalents at beginning of period	1,287,160	1,260,936
Cash and cash equivalents at end of period	$1,285,791	$1,210,615

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 31, 2012 and March 26, 2011 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw Materials	$129,556	$129,211
Work-in-process	51,691	52,176
Finished goods	260,654	245,724
Inventory Reserves	(34,425)	(29,370)
Inventory, net of reserves	$407,476	$397,741

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 31,	March 26,
	2012	2011
Numerator:
Numerator for basic and diluted net income per share - net income	$86,858	$95,482

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,742	193,922

Effect of dilutive securities –
employee stock options and
stock appreciation rights	931	798

Denominator for diluted net income per share – adjusted weighted-average common shares	195,673	194,720

Basic net income per share	$0.45	$0.49

Diluted net income per share	$0.44	$0.49

There were 5,739,386 anti-dilutive options for the 13-week period ended March 31, 2012. There were 6,048,590 anti-dilutive options for the 13-week period ended March 26, 2011.

There were 143,220 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 31, 2012. There were 179,371 shares issued as a result of exercises of stock appreciation rights and stock options for the 13-week period ended March 26, 2011.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 31, 2012

Net sales	$77,162	$71,215	$56,064	$279,269	$72,887	$556,597
Operating income	$25,909	$20,651	$8,778	$17,935	$17,060	$90,333
Income before taxes	$26,977	$22,729	$9,561	$22,743	$17,546	$99,556

13-Weeks Ended March 26, 2011

Net sales	$66,450	$56,367	$51,308	$264,550	$69,159	$507,834
Operating income	$24,807	$15,457	$15,133	$1,595	$17,761	$74,753
Income before taxes	$28,187	$18,497	$18,430	$11,656	$20,156	$96,926

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 31, 2012 and March 26, 2011. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 31, 2012
Net sales to external customers	$296,167	$61,814	$198,616	$556,597
Long lived assets	$218,151	$142,195	$52,246	$412,592

March 26, 2011
Net sales to external customers	$279,967	$57,127	$170,740	$507,834
Long lived assets	$231,021	$146,425	$49,664	$427,110

5.       Warranty Reserves

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

	13-Weeks Ended
	March 31,	March 26,
	2012	2011

Balance - beginning of the period	$46,773	$49,885
Accrual for products sold	7,906	10,803
Expenditures	(11,887)	(16,658)
Balance - end of the period	$42,792	$44,030

6. Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $149,567 over the next five years.

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

7. Income Taxes

Our earnings before taxes increased 3% when compared to the same quarter in 2011, while our income tax expense increased by $11,254, to $12,698 for the 13-week period ended March 31, 2012, from $1,444 for the 13-week period ended March 26, 2011. The effective tax rate was 12.8% in the first quarter of 2012 and 1.5% in the first quarter of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes for Garmin Europe and lower U.S. reserves provided in 2011 following favorable audits in both 2010 and 2011.

8. Marketable Securities

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

Level 1 Unadjusted quoted prices in active markets for identical assets or liability

Level 2 Unadjusted quoted prices in active markets for similar assets or liabilities

Level 3 Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All financial assets were valued using active markets (Level 1 inputs) at March 31, 2012 and December 31, 2011.

The following is a summary of the company’s marketable securities classified as available-for-sale securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$625,808	$12,034	$(2,291)	$-	$635,551
Obligations of states and political subdivisions	397,800	2,352	(1,629)	-	398,523
U.S. corporate bonds	141,128	1,214	(1,169)	(1,274)	139,899
Other	73,399	3,228	(135)	-	76,492
Total	$1,238,135	$18,828	$(5,224)	$(1,274)	$1,250,465

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$626,776	$12,936	$(1,086)	$-	$638,626
Obligations of states and political subdivisions	358,314	2,339	(1,090)	-	359,563
U.S. corporate bonds	134,763	815	(2,260)	(1,274)	132,044
Other	78,031	113	(222)	-	77,922
Total	$1,197,884	$16,203	$(4,658)	$(1,274)	$1,208,155

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$89,098	$89,356
Due after one year through five years	415,761	416,628
Due after five years through ten years	301,469	301,269
Due after ten years	377,903	384,605
Other (No contractual maturity dates)	53,904	58,607
	$1,238,135	$1,250,465

9. Change in Accounting Estimate

During 2011, sales of products bundled with LMUs and premium traffic service increased significantly as a percentage of total product sales. Concurrently, market conditions caused decreases in the ASP and margins of comparable models year over year, new bundled products were introduced at lower ASPs, and the difference in pricing of bundled units and comparable unbundled models decreased considerably. Due to these changes, the Company determined it was appropriate to change its estimate of the per unit revenue and cost deferrals during the third quarter of 2011. Additional details are available in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Despite the change in the per unit revenue deferral discussed above, the amount of revenue deferred on sales during the first quarters of 2012 and 2011 was comparable, except as related to sales of Navigon, which was acquired in July 2011.  The increased amortization, in the 13 weeks ended March 31, 2012, of previously recorded deferred revenue, led to a net deferred revenue (amortization) of ($0.7 million) and $21.8 million during the first quarter of 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 31, 2012	March 26, 2011

Net sales	100%	100%
Cost of goods sold	49%	53%
Gross profit	51%	47%
Advertising	4%	4%
Selling, general and administrative	16%	14%
Research and development	15%	14%
Total operating expenses	35%	32%
Operating income	16%	15%
Other income (expense), net	2%	4%
Income before income taxes	18%	19%
Provision for income taxes	2%	0%
Net income	16%	19%

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

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 31, 2012

Net sales	$77,162	$71,215	$56,064	$279,269	$72,887	$556,597
Operating income	$25,909	$20,651	$8,778	$17,935	$17,060	$90,333
Income before taxes	$26,977	$22,729	$9,561	$22,743	$17,546	$99,556

13-Weeks Ended March 26, 2011

Net sales	$66,450	$56,367	$51,308	$264,550	$69,159	$507,834
Operating income	$24,807	$15,457	$15,133	$1,595	$17,761	$74,753
Income before taxes	$28,187	$18,497	$18,430	$11,656	$20,156	$96,926

Comparison of 13-Weeks Ended March 31, 2012 and March 26, 2011

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$77,162	14%	$66,450	13%	$10,712	16%
Fitness	71,215	13%	56,367	11%	14,848	26%
Marine	56,064	10%	51,308	10%	4,756	9%
Automotive/Mobile	279,269	50%	264,550	52%	14,719	6%
Aviation	72,887	13%	69,159	14%	3,728	5%
Total	$556,597	100%	$507,834	100%	$48,763	10%

Net sales increased 10% for the 13-week period ended March 31, 2012 when compared to the year-ago quarter. The increase occurred in all segments with the largest percentage gains in fitness and outdoor. Automotive/mobile revenue remains the largest portion of our revenue mix at 50% in the first quarter of 2012 compared to 52% in the first quarter of 2011.

Total unit sales increased 7% to 2,712 in the first quarter of 2012 from 2,525 in the same period of 2011. The increase in unit sales volume in the first quarter of fiscal 2012 was attributable to increasing volumes in all segments excluding aviation. The greatest percentage increase occurred in marine as product mix shifted toward high-volume, low-priced products.

Automotive/mobile segment revenue increased 6% from the year-ago quarter, as volumes increased 4% and the average selling price (ASP) increased 2%.  The volume gains were related to our acquisition of Navigon in July 2011 and global market share gains partially offset by the sale in the first quarter of 2011 of mobile handset inventories.  The ASP increase was driven by bundled product offerings, which carry higher ASPs, comprising a higher percentage of our product mix, the impact of amortization of previously deferred revenues which was positive for the first time in the first quarter of 2012, and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011. These ASP gains were partially offset by a declining ASP for comparable models from the previous year.  Revenues in our fitness segment increased 26% from the year-ago quarter on the strength of recent product introductions, including the multi-sport Forerunner® 910XT, that expand the addressable market and ongoing global penetration in the segment. Outdoor revenues increased 16% from the year-ago quarter as the Company gained market share in the GPS-enabled golf category and recognized the benefit of an acquisition in the second half of 2011.

Cost of Goods Sold

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$29,900	39%	$25,097	38%	$4,803	19%
Fitness	27,721	39%	22,575	40%	5,146	23%
Marine	22,568	40%	18,110	35%	4,458	25%
Automotive/Mobile	169,438	61%	181,999	69%	(12,561)	-7%
Aviation	23,211	32%	21,679	31%	1,532	7%
Total	$272,838	49%	$269,460	53%	$3,378	1%

Cost of goods sold increased 1% for the 13-week period ended March 31, 2012 when compared to the year ago quarter. The increase was driven by increased volumes largely offset by segment mix shifting toward the lower cost per unit segments of fitness and outdoor. Marine cost of goods sold as a percentage of revenues increased by 500 basis points due to a product mix shift toward lower margin products, including fishfinders. Automotive/mobile cost of goods as a percentage of revenues decreased by 810 basis points due to a 400 basis point benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales for the first time in the first quarter of 2012 and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as discussed in the Company’s Form 10-K for the year ended December 31, 2011, as well as product mix shifting toward large screen devices.

Gross Profit

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$47,262	61%	$41,353	62%	$5,909	14%
Fitness	43,494	61%	33,792	60%	9,702	29%
Marine	33,496	60%	33,198	65%	298	1%
Automotive/Mobile	109,831	39%	82,551	31%	27,280	33%
Aviation	49,676	68%	47,480	69%	2,196	5%
Total	$283,759	51%	$238,374	47%	$45,385	19%

Gross profit dollars in the first quarter of 2012 increased 19% while gross profit margin increased 400 basis points compared to the first quarter of 2011 driven primarily by the automotive/mobile segment. The automotive/mobile gross margin improved to 39% driven by the amortization of previously deferred high margin revenues, a reduced per unit deferral rate and product mix, as discussed above. This improvement was partially offset by a 500 basis point decrease in gross profit margin percentage for the marine segment due to the product mix shifting toward lower margin units. Gross profit margin percentage for outdoor, fitness and aviation did not change materially.

Advertising Expense

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$3,062	4%	$2,901	4%	$161	6%
Fitness	4,770	7%	3,480	6%	1,290	37%
Marine	3,932	7%	2,438	5%	1,494	61%
Automotive/Mobile	10,077	4%	10,148	4%	(71)	-1%
Aviation	1,750	2%	989	1%	761	77%
Total	$23,591	4%	$19,956	4%	$3,635	18%

Advertising expense increased 18% in absolute dollars. The increase in absolute dollars occurred in all segments excluding automotive/mobile and was driven primarily by cooperative advertising and increased media placement in the respective segments. As a percentage of revenues, advertising expenses were 4% in the first quarter of both 2012 and 2011 though marine and aviation experienced 220 and 100 basis point increases, respectively.

Selling, General and Administrative Expense

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$13,264	17%	$9,607	14%	$3,657	38%
Fitness	12,494	18%	9,412	17%	3,082	33%
Marine	11,278	20%	8,349	16%	2,929	35%
Automotive/Mobile	49,681	18%	40,930	15%	8,751	21%
Aviation	3,399	5%	4,889	7%	(1,490)	-30%
Total	$90,116	16%	$73,187	14%	$16,929	23%

Selling, general and administrative expense increased 23% in absolute dollars while increasing 180 basis points as a percentage of revenues compared to the year-ago quarter. As a percent of revenues, selling, general and administrative expenses increased from 14% of revenues in the first quarter of 2011 to 16% of revenues in the first quarter of 2012. The absolute dollar increase is primarily related to acquisitions in the second half of 2011, which added over $10 million, and legal fees and reserves.

Research and Development Expense

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$5,027	7%	$4,038	6%	$989	24%
Fitness	5,579	8%	5,443	10%	136	3%
Marine	9,508	17%	7,278	14%	2,230	31%
Automotive/Mobile	32,138	12%	29,878	11%	2,260	8%
Aviation	27,467	38%	23,841	34%	3,626	15%
Total	$79,719	14%	$70,478	14%	$9,241	13%

Research and development expense increased 13% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago quarter, with 200 engineers from recent acquisitions. Research and development costs increased $9.2 million when compared with the year-ago quarter representing a 30 basis point increase as a percent of revenue as research and development growth slightly outpaced revenue growth.

Operating Income

	13-weeks ended March 31, 2012		13-weeks ended March 26, 2011		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$25,909	34%	$24,807	37%	$1,102	4%
Fitness	20,651	29%	15,457	27%	5,194	34%
Marine	8,778	16%	15,133	29%	(6,355)	-42%
Automotive/Mobile	17,935	6%	1,595	1%	16,340	1025%
Aviation	17,060	23%	17,761	26%	(701)	-4%
Total	$90,333	16%	$74,753	15%	$15,580	21%

Operating income increased 21% in absolute dollars and 150 basis points as a percent of revenue when compared to the first quarter of 2011. Revenue growth and improving gross margin percentage, as discussed above, were only partially offset by increased operating expenses.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 31, 2012	March 26, 2011
Interest Income	$9,671	$7,214
Foreign Currency Exchange	(1,989)	12,140
Other	1,541	2,819
Total	$9,223	$22,173

The average return on cash and investments during the first quarter of 2012 was 1.5% compared to 1.3% during the same quarter of 2011. The increase in interest income is attributable to increasing cash balances and increasing interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency fluctuations can generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The majority of the $2.0 million currency loss in the first quarter of 2012 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar. The weakening of the U.S. Dollar compared to the Euro and the British Pound Sterling contributed a partially offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the first quarter of 2012, the U.S. Dollar weakened 1.4% compared to the Taiwan Dollar resulting in a loss of $17.4 million. Offsetting this loss, the U.S. Dollar weakened 3.0% and 3.5%, respectively, against the Euro and the British Pound Sterling, resulting in a $13.0 million gain. The remaining net currency gain of $2.4 million is related to other currencies and timing of transactions.

The majority of the $12.1 million currency gain in the first quarter of 2011 was due to the weakening of the U.S. Dollar compared to the Euro and other global currencies. The weakening of the U.S. Dollar compared to the Taiwan Dollar contributed a partially offsetting loss. During the first quarter of 2011, the U.S. Dollar weakened 7.8% and 4.2%, respectively, compared to the Euro and the British Pound Sterling, resulting in a gain of $33.0 million. In addition, the U.S. Dollar weakened 3.4% against the Taiwan Dollar, resulting in a $22.1 million loss. The remaining net currency gain of $1.2 million is related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes increased 3% when compared to the same quarter in 2011, while our income tax expense increased by $11.3 million, to $12.7 million for the 13-week period ended March 31, 2012, from $1.4 million for the 13-week period ended March 26, 2011. The effective tax rate was 12.8% in the first quarter of 2012 and 1.5% in the first quarter of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes for Garmin Europe and lower U.S. reserves provided in 2011 following favorable audits in both 2010 and 2011.

Net Income

As a result of the above, net income decreased 9% for the 13-week period ended March 31, 2012 to $86.9 million compared to $95.5 million for the 13-week period ended March 26, 2011.

Liquidity and Capital Resources

Net cash generated by operating activities was $122.2 million for the 13-week period ended March 31, 2012 compared to $207.6 million for the 13-week period ended March 26, 2011. The year-over-year decline in cash provided by operating activities was driven primarily by working capital changes. The largest change was a decrease in cash provided by accounts receivable in the first quarter of 2012 as we experienced better collections in the fourth quarter of 2011 due to a 53-week fiscal year and improved payment terms. Primary drivers of the cash generation in 2012 included $86.9 million of net income with non-cash adjustments for depreciation/amortization of $25.4 million, and stock compensation expense of $9.8 million, $185.2 million related to accounts receivable collections from the seasonally strong fourth quarter of 2011 and $22.3 million decrease in other current assets related primarily to the refund of a withholding tax payment from the Swiss Federal Tax Authority. This cash generation was partially offset by uses of cash including a $128.0 million reduction in other current and noncurrent liabilities related primarily to the timing of royalty payments and sales program costs, as well as payment of advertising costs, a $58.3 million reduction in accounts payable following the seasonally strong fourth quarter, and a $12.0 million decrease in income taxes payable.

Cash flow used in investing activities during the 13-week period ending March 31, 2012 was $54.8 million compared to $274.6 million in the 13-week period ended March 26, 2011. Cash flow used in investing activities in 2012 principally related to the net purchase of $43.3 million of fixed income securities associated with the investment of our on-hand cash balances, $5.8 million in capital expenditures primarily related to business operation and maintenance activities, $2.9 million for purchases of intangible assets and $2.8 million for acquisitions, net of cash acquired. In the first quarter of 2011, we had a $264.6 million net purchase of marketable securities due to the timing of cash receipts from accounts receivable. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average return on cash and investments during the 13-weeks ended March 31, 2012 was 1.5%.

Net cash used in financing activities during the period was $74.5 million resulting from the use of $77.9 million for payment of our declared dividend offset by the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits. There was no dividend payment in the 13-weeks ended March 26, 2011.

We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital, payment of dividends, and other cash requirements at least through the end of fiscal 2012.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. In accordance with the Accounting Standards Code, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the reporting currency of Garmin Ltd. Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity and have been included in accumulated other comprehensive income/(loss) in the accompanying condensed consolidated balance sheets and condensed consolidated statements of comprehensive income.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling. The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries, and as a result, Euro currency movement may generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

As of March 31, 2012, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 14, 2009, Ambato Media, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”). On September 28, 2009, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’542 patent is invalid and/or not infringed. On July 18, 2011, the court issued an order construing the claims of the ‘542 patent. Trial of this lawsuit is currently scheduled to begin on July 2, 2012. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

Avocet Sports Technology, Inc. v. Garmin International, Inc., Implus Footcare, LLC d/b/a Highgear, Polar Electro, Inc., Brunton d/b/a Brunton Outdoor Group, and Casio America, Inc.

On August 18, 2011, Avocet Sports Technology, Inc. (“Avocet”) filed suit in the United States District Court for the Northern District of California against five companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,058,427 (“the ‘427 patent”). On November 16, 2011, Garmin filed its answer asserting that each asserted claim of the ‘427 patent is not infringed and/or invalid. On November 16, 2011, Garmin filed a motion to dismiss this lawsuit for failure to state a claim on which relief can be granted. On March 22, 2012, this lawsuit was dismissed without prejudice by the court. On April 16, 2012 Avocet re-filed the lawsuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims are without merit and intends to vigorously defend this action.

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

Beacon Wireless Solutions, Inc. et al. v. Garmin International, Inc., and Garmin USA, Inc.

On March 21, 2011, Beacon Wireless Solutions, Inc. (“Beacon”) and Beacon Wireless Europe (UK) Limited (“Beacon Europe”) filed suit in the United States District Court for the District of the Western District of Virginia against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging trade secret misappropriation, breach of a non-disclosure agreement, breach of implied in-fact contract, and unjust enrichment. On October 5, 2011, the District Court dismissed Beacon’s claim against Garmin for breach of implied in-fact contract, and took Beacon Europe’s breach of implied in-fact contract claim under advisement. On April 11, 2012, Garmin filed a motion for summary judgment, which is currently pending before the court. Trial is currently scheduled to begin on May 21, 2012. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Data Carriers, LLC v. Garmin USA, Inc.

On March 16, 2012, Data Carriers, LLC filed suit in the United States District Court for the District of Delaware against Garmin USA, Inc. alleging infringement of U.S. Patent No. 5,388,198. On April 10, 2012, Garmin filed a motion to dismiss this lawsuit for failure to state a claim on which relief can be granted. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

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

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission (the “ITC”) against 33 companies, including Garmin International, Inc., alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”). Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter. On February 1, 2011, Garmin filed its answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed. On September 1, 2011, the Board of Patent Appeals and Interferences issued a decision following reexamination of the ‘109 patent affirming that all claims of the ‘109 patent are invalid. The ITC’s hearing was held on October 12-20, 2011. On March 2, 2012 the Administrative Law Judge issued an initial determination finding no violation of Section 337. On May 3, 2012, the ITC issued a notice stating that it intended to review the initial determination issued by the Administrative Law Judge. Although there can be no assurance that an unfavorable outcome of this proceeding would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this proceeding are without merit and intends to vigorously defend this action.

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

On January 27, 2012, Norman IP Holdings, LLC filed an amended complaint in the United States District Court for the Eastern District of Texas naming 23 companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”) and alleging infringement of U.S. Patent Nos. 5,530,597, 5,502,689, 5,592,555, 5,608,873, and 5,771,394. On February 27, 2012 Garmin filed a motion to dismiss this lawsuit or, alternatively, for severance due to misjoinder. On March 1, 2012 Garmin filed a motion to disqualify the plaintiff’s counsel. These motions are currently pending before the court. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims of this lawsuit are without merit and intends to vigorously defend this action.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Taranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”). On February 1, 2011, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’903 patent is invalid and/or. On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”). On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid. On July 27, 2011, the court issued its claim construction order. Trial was held beginning on November 1, 2011. On November 9, 2011, the jury returned a partial verdict finding the patents-in-suit were valid and finding the ‘730, ‘287, and ‘321 patents were not infringed. The jury did not return a verdict regarding infringement of the ‘649 and ‘452 patents. On November 23, 2011, the parties filed motions with the court to resolve the remaining issues left unresolved by the jury’s partial verdict. On February 16, 2012, the court issued an order entering the jury’s verdict of non-infringement of the ‘730, ‘287, and ‘321 patents, granting Garmin’s motion for summary judgment of non-infringement of the ‘649 and ‘452 patents, and dismissing the case. On March 13, 2012 Triangle Software filed a motion to alter or amend judgment and a motion for a new trial. These motions were denied by the District Court on April 2, 2012. Triangle has filed an appeal to the United States Court of Appeals for the Federal Circuit. Although there can be no assurance that an unfavorable outcome of Triangle Software’s appeal would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend the appeal.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes during the 13-week period ended March 31, 2012 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

Dated: May 9, 2012

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

