Form 10-Q
period 2012-06-30
GARMIN LTD
filed 2012-08-08
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares outstanding of the registrant’s common shares as of August 6, 2012

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 30, 2012

Garmin Ltd.

Form 10-Q

Quarter Ended June 30, 2012

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

The results of operations for the 13-week and 26-week periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,267,719	$1,287,160
Marketable securities	97,177	111,153
Accounts receivable, net	486,395	607,450
Inventories, net	384,207	397,741
Deferred income taxes	47,263	42,957
Deferred costs	46,470	40,033
Prepaid expenses and other current assets	51,983	69,790
Total current assets	2,381,214	2,556,284

Property and equipment, net	407,850	417,105

Marketable securities	1,280,354	1,097,002
Restricted cash	825	771
Licensing fees, net	4,647	5,517
Noncurrent deferred income tax	107,190	107,190
Noncurrent deferred costs	38,994	40,823
Other intangible assets, net	241,688	246,646
Total assets	$4,462,762	$4,471,338

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$138,582	$164,010
Salaries and benefits payable	40,479	45,964
Accrued warranty costs	40,797	46,773
Accrued sales program costs	36,724	52,262
Deferred revenue	213,957	188,987
Accrued royalty costs	27,138	99,025
Accrued advertising expense	16,866	31,915
Other accrued expenses	73,327	67,912
Deferred income taxes	5,508	5,782
Income taxes payable	45,496	77,784
Dividend payable	263,078	77,865
Total current liabilities	901,952	858,279

Deferred income taxes	5,005	4,951
Non-current income taxes	165,691	161,904
Non-current deferred revenue	178,387	188,132
Other liabilities	1,040	1,491

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,875,335 shares outstanding at June 30, 2012; and 194,662,617 shares outstanding at December 31, 2011;	1,797,435	1,797,435
Additional paid-in capital	78,390	61,869
Treasury stock	(96,780)	(103,498)
Retained earnings	1,336,460	1,413,582
Accumulated other comprehensive income	95,182	87,193
Total stockholders' equity	3,210,687	3,256,581
Total liabilities and stockholders' equity	$4,462,762	$4,471,338

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Net sales	$718,154	$674,099	$1,274,751	$1,181,933

Cost of goods sold	296,341	351,999	569,180	621,459

Gross profit	421,813	322,100	705,571	560,474

Advertising expense	38,258	34,098	61,849	54,054
Selling, general and administrative expense	99,246	85,896	189,362	159,082
Research and development expense	80,303	70,515	160,021	140,994
Total operating expense	217,807	190,509	411,232	354,130

Operating income	204,006	131,591	294,339	206,344

Other income (expense):
Interest income	8,620	7,639	18,291	14,854
Foreign currency gains (losses)	(7,771)	(14,611)	(9,760)	(2,471)
Other	2,581	2,453	4,121	5,271
Total other income (expense)	3,430	(4,519)	12,652	17,654

Income before income taxes	207,436	127,072	306,991	223,998

Income tax provision	21,532	17,595	34,230	19,039

Net income	$185,904	$109,477	$272,761	$204,959

Net income per share:
Basic	$0.95	$0.56	$1.40	$1.06
Diluted	$0.95	$0.56	$1.39	$1.05

Weighted average common shares outstanding:
Basic	194,849	194,051	194,795	193,986
Diluted	196,261	194,875	196,232	194,801

Dividends declared per share	$1.80	$2.00	$1.80	$2.00

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Net income	$185,904	$109,477	$272,761	$204,959
Translation adjustment	(12,051)	21,400	9,290	54,152
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(2,437)	16,911	(1,301)	19,525
Comprehensive income	$171,416	$147,788	$280,750	$278,636

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 30,	June 25,
	2012	2011
Operating Activities:
Net income	$272,761	$204,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,351	27,393
Amortization	23,709	10,861
Loss on sale of property and equipment	11	308
Provision for doubtful accounts	2,256	3,563
Deferred income taxes	(5,268)	7,149
Unrealized foreign currency losses	18,556	16,363
Provision for obsolete and slow moving inventories	3,276	(6,998)
Stock compensation expense	18,043	17,315
Realized gains on marketable securities	(1,463)	(4,176)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	117,422	265,448
Inventories	10,004	20,659
Other current assets	18,048	(31,490)
Accounts payable	(26,627)	(13,082)
Other current and non-current liabilities	(103,327)	(142,918)
Deferred revenue	15,493	83,628
Deferred cost	(4,652)	(14,652)
Income taxes payable	(32,555)	(30,033)
License fees	(7,905)	(3,344)
Net cash provided by operating activities	345,133	410,953

Investing activities:
Purchases of property and equipment	(17,426)	(14,315)
Proceeds from sale of property and equipment	14	-
Purchase of intangible assets	(4,682)	(2,587)
Purchase of marketable securities	(639,612)	(520,759)
Redemption of marketable securities	464,329	263,428
Change in restricted cash	(54)	(116)
Acquisitions, net of cash acquired	(2,818)	-
Net cash used in investing activities	(200,249)	(274,349)

Financing activities:
Dividends paid	(165,638)	-
Issuance of treasury stock related to equity awards	10,133	15,637
Tax benefit from issuance of equity awards	1,304	1,197
Purchase of treasury stock	(6,460)	(11,636)
Net cash (used in)/provided by financing activities	(160,661)	5,198

Effect of exchange rate changes on cash and cash equivalents	(3,664)	16,133

Net (decrease)/increase in cash and cash equivalents	(19,441)	157,935
Cash and cash equivalents at beginning of period	1,287,160	1,260,936
Cash and cash equivalents at end of period	$1,267,719	$1,418,871

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 30, 2012 and June 25, 2011 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw Materials	$129,907	$129,211
Work-in-process	50,164	52,176
Finished goods	228,350	245,724
Inventory Reserves	(24,214)	(29,370)
Inventory, net of reserves	$384,207	$397,741

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 30,	June 25,
	2012	2011
Numerator:
Numerator for basic and diluted net income per share - net income	$185,904	$109,477

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,849	194,051

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,412	824

Denominator for diluted net income per share – adjusted weighted-average common shares	196,261	194,875

Basic net income per share	$0.95	$0.56

Diluted net income per share	$0.95	$0.56

	26-Weeks Ended
	June 30,	June 25,
	2012	2011
Numerator:
Numerator for basic and diluted net income per share - net income	$272,761	$204,959

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,795	193,986

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,437	815

Denominator for diluted net income per share – adjusted weighted-average common shares	196,232	194,801

Basic net income per share	$1.40	$1.06

Diluted net income per share	$1.39	$1.05

There were 5,647,688 and 5,959,686 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended June 30, 2012 and June 25, 2011, respectively.

There were 5,698,553 and 6,001,583 anti-dilutive equity awards for the 26-week periods ended June 30, 2012 and June 25, 2011, respectively.

There were 68,637 and 72,545 shares issued as a result of exercises of equity awards for the 13-week periods ended June 30, 2012 and June 25, 2011, respectively.

There were 212,718 and 251,916 shares issued as a result of exercises of equity awards for the 26-week periods ended June 30, 2012 and June 25, 2011, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 30, 2012

Net sales	$100,496	$81,812	$67,790	$392,124	$75,932	$718,154
Operating income	$43,739	$34,146	$18,427	$87,108	$20,586	$204,006
Income before taxes	$44,040	$33,334	$18,330	$90,836	$20,896	$207,436

13-Weeks Ended June 25, 2011

Net sales	$81,007	$78,014	$79,117	$362,706	$73,255	$674,099
Operating income	$35,667	$25,384	$23,357	$25,277	$21,906	$131,591
Income before taxes	$34,921	$24,568	$22,094	$23,228	$22,261	$127,072

26-Weeks Ended June 30, 2012

Net sales	$177,659	$153,026	$123,854	$671,393	$148,819	$1,274,751
Operating income	$69,648	$54,797	$27,205	$105,043	$37,646	$294,339
Income before taxes	$71,017	$56,063	$27,891	$113,579	$38,441	$306,991

26-Weeks Ended June 25, 2011

Net sales	$147,458	$134,382	$130,425	$627,255	$142,413	$1,181,933
Operating income	$60,474	$40,841	$38,490	$26,872	$39,667	$206,344
Income before taxes	$63,109	$43,066	$40,523	$34,884	$42,416	$223,998

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 30, 2012 and June 25, 2011. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
June 30, 2012
Net sales to external customers	$687,841	$118,879	$468,031	$1,274,751
Property and equipment, net	$220,462	$135,967	$51,421	$407,850

June 25, 2011
Net sales to external customers	$638,420	$119,606	$423,907	$1,181,933
Property and equipment, net	$229,779	$145,085	$48,833	$423,697

5.	Warranty Reserves

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

	13-Weeks Ended
	June 30,	June 25,
	2012	2011

Balance - beginning of the period	$42,792	$44,030
Accrual for products sold	7,947	13,530
Expenditures	(9,942)	(15,869)
Balance - end of the period	$40,797	$41,691

	26-Weeks Ended
	June 30,	June 25,
	2012	2011

Balance - beginning of the period	$46,773	$49,885
Accrual for products sold	15,853	24,333
Expenditures	(21,829)	(32,527)
Balance - end of the period	$40,797	$41,691

6.	Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $211,554 over the next five years.

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

Our earnings before taxes increased 63% when compared to the same quarter in 2011, while our income tax expense increased by $3,937, to $21,532 for the 13-week period ended June 30, 2012, from $17,595 for the 13-week period ended June 25, 2011. The effective tax rate was 10.4% in the second quarter of 2012 and 13.8% in the second quarter of 2011. The decrease in the effective tax rate was primarily driven by the release of income tax reserves due to the expiration of statute of limitations in Taiwan. The effective tax rate was 11.2% in the first half of 2012 and 8.5% in the first half of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes for Garmin Europe.  This was partially offset by the release of income tax reserves due to the expiration of statute of limitations in Taiwan during the second quarter of 2012. The remaining difference relates to the mix of income by tax jurisdiction.

8.	Marketable Securities

The Accounting Standards Codification (ASC) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The ASC classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liability

Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All financial assets were valued using active markets (Level 1 inputs) at June 30, 2012 and December 31, 2011.

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at June 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$617,057	$12,539	$(771)	$-	$628,825
Obligations of states and political subdivisions	484,239	2,541	(1,269)	-	485,511
U.S. corporate bonds	188,735	1,114	(2,313)	(1,274)	186,262
Other	78,779	(657)	(1,189)	-	76,933
Total	$1,368,810	$15,537	$(5,542)	$(1,274)	$1,377,531

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$626,776	$12,936	$(1,086)	$-	$638,626
Obligations of states and political subdivisions	358,314	2,339	(1,090)	-	359,563
U.S. corporate bonds	134,763	815	(2,260)	(1,274)	132,044
Other	78,031	113	(222)	-	77,922
Total	$1,197,884	$16,203	$(4,658)	$(1,274)	$1,208,155

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value

Due in one year or less	$97,602	$97,177
Due after one year through five years	526,888	526,302
Due after five years through ten years	238,828	240,293
Due after ten years	447,134	454,747
Other (No contractual maturity dates)	58,358	59,012
	$1,368,810	$1,377,531

9.	Change in Accounting Estimate

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

The change in the per unit revenue deferral discussed above and increased amortization of previously deferred revenues are the principal factors which led to net deferred revenue of $15.9 million and $61.7 million during the 13-week periods ended June 30, 2012 and June 25, 2011, respectively, and $15.2 million and $83.5 million during the 26-week periods ended June 30, 2012 and June 25, 2011, respectively.

10. License Fees

During the second quarter of 2012, the Company determined certain license fee payments to one of its suppliers had exceeded contractual requirements since the third quarter of 2010.  The periodic royalty audit by the supplier, which was already underway, was completed in June 2012, resulting in a net overpayment of such license fees of $20.8 million. This credit is reflected in cost of goods sold for the 13-week and 26-week periods ended June 30, 2012 and is included in accounts receivable on the June 30, 2012 condensed consolidated balance sheet.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 30, 2012	June 25, 2011

Net sales	100%	100%
Cost of goods sold	41%	52%
Gross profit	59%	48%
Advertising	5%	5%
Selling, general and administrative	14%	13%
Research and development	11%	10%
Total operating expenses	30%	28%
Operating income	29%	20%
Other income (expense), net	0%	-1%
Income before income taxes	29%	19%
Provision for income taxes	3%	3%
Net income	26%	16%

	26-Weeks Ended
	June 30, 2012	June 25, 2011

Net sales	100%	100%
Cost of goods sold	45%	53%
Gross profit	55%	47%
Advertising	5%	5%
Selling, general and administrative	15%	13%
Research and development	12%	12%
Total operating expenses	32%	30%
Operating income	23%	17%
Other income (expense), net	1%	1%
Income before income taxes	24%	19%
Provision for income taxes	3%	2%
Net income	21%	17%

Each of the Company’s segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The following table sets forth our results of operations (in thousands) including revenue (net sales), operating income, and income before taxes for each of our five segments during the periods shown. For each line item in the table, the total of the outdoor, fitness, marine, automotive/mobile, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended June 30, 2012

Net sales	$100,496	$81,812	$67,790	$392,124	$75,932	$718,154
Operating income	$43,739	$34,146	$18,427	$87,108	$20,586	$204,006
Income before taxes	$44,040	$33,334	$18,330	$90,836	$20,896	$207,436

13-Weeks Ended June 25, 2011

Net sales	$81,007	$78,014	$79,117	$362,706	$73,255	$674,099
Operating income	$35,667	$25,384	$23,357	$25,277	$21,906	$131,591
Income before taxes	$34,921	$24,568	$22,094	$23,228	$22,261	$127,072

26-Weeks Ended June 30, 2012

Net sales	$177,659	$153,026	$123,854	$671,393	$148,819	$1,274,751
Operating income	$69,648	$54,797	$27,205	$105,043	$37,646	$294,339
Income before taxes	$71,017	$56,063	$27,891	$113,579	$38,441	$306,991

26-Weeks Ended June 25, 2011

Net sales	$147,458	$134,382	$130,425	$627,255	$142,413	$1,181,933
Operating income	$60,474	$40,841	$38,490	$26,872	$39,667	$206,344
Income before taxes	$63,109	$43,066	$40,523	$34,884	$42,416	$223,998

Comparison of 13-Weeks Ended June 30, 2012 and June 25, 2011

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$100,496	14%	$81,007	12%	$19,489	24%
Fitness	81,812	11%	78,014	11%	3,798	5%
Marine	67,790	9%	79,117	12%	(11,327)	-14%
Automotive/Mobile	392,124	55%	362,706	54%	29,418	8%
Aviation	75,932	11%	73,255	11%	2,677	4%
Total	$718,154	100%	$674,099	100%	$44,055	7%

Net sales increased 7% for the 13-week period ended June 30, 2012 when compared to the year-ago quarter. The increase occurred in all segments excluding marine. Automotive/mobile revenue remains the largest portion of our revenue mix at 55% in the second quarter of 2012 compared to 54% in the second quarter of 2011.

Total unit sales increased 4% to 3,906 in the second quarter of 2012 from 3,756 in the same period of 2011. The increase in unit sales volume in the second quarter of fiscal 2012 was primarily attributable to increasing volumes in the outdoor and automotive/mobile segments.

Automotive/mobile segment revenue increased 8% from the year-ago quarter, as volumes increased 3% and the average selling price (ASP) increased 5%.  The volume gains were related to our acquisition of Navigon in July 2011, global market share gains and increasing volumes with our OEM partners.  The ASP increase was driven by bundled product offerings, which carry higher ASPs, comprising a higher percentage of our product mix, the increasing impact of amortization of previously deferred revenues, and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011. Revenue deferrals net of amortization of previously recorded deferrals were $16 million and $62 million for the second quarter of 2012 and 2011, respectively. ASP gains associated with product mix shifting toward large screen, full-featured devices were partially offset by a declining ASP for comparable models from the previous year.  Outdoor revenues increased 24% from the year-ago quarter as the Company gained market share in the GPS-enabled golf category, experienced strong sell-through of the refreshed eTrex® series and recognized the benefit of an acquisition completed in the second half of 2011. Revenue growth in our fitness segment slowed to 5% from the year-ago quarter as new products sold well offset by strong performance in 2011 driven by promotional activity on discontinued products and the launch of new products in that period as well. Marine revenues declined 14% from the year-ago quarter as the Company experienced a difficult global marine environment.

Cost of Goods Sold

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$33,604	33%	$28,059	35%	$5,545	20%
Fitness	25,147	31%	32,512	42%	(7,365)	-23%
Marine	24,651	36%	34,909	44%	(10,258)	-29%
Automotive/Mobile	191,201	49%	233,918	64%	(42,717)	-18%
Aviation	21,738	29%	22,601	31%	(863)	-4%
Total	$296,341	41%	$351,999	52%	$(55,658)	-16%

Cost of goods sold decreased 16% for the 13-week period ended June 30, 2012 when compared to the year ago quarter. The decrease was primarily driven by the automotive/mobile segment as cost of goods sold as a percentage of revenues decreased by 1570 basis points. The decline principally resulted from a $21 million one-time royalty fee benefit related to license fee overpayments identified in the second quarter of 2012 and agreed to by the supplier (530 basis points), a $40 million reduction in the year-over-year impact of deferred revenue and costs (610 basis points), and product mix shifting toward more recently introduced products carrying a higher margin profile. The reduced impact of deferred revenue is related to a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as discussed in the Company’s Form 10-K for the year ended December 31, 2011, and increased amortization of previously deferred revenues and costs. Marine and fitness also posted significant declines in cost of goods sold due to product mix and decreased promotional activities in the current year.

Gross Profit

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$66,892	67%	$52,948	65%	$13,944	26%
Fitness	56,665	69%	45,502	58%	11,163	25%
Marine	43,139	64%	44,208	56%	(1,069)	-2%
Automotive/Mobile	200,923	51%	128,788	36%	72,135	56%
Aviation	54,194	71%	50,654	69%	3,540	7%
Total	$421,813	59%	$322,100	48%	$99,713	31%

Gross profit dollars in the second quarter of 2012 increased 31% while gross profit margin increased 1100 basis points compared to the second quarter of 2011 driven primarily by the automotive/mobile segment. The automotive/mobile segment gross profit margin percentage improved to 51% driven primarily by the one-time royalty fee adjustment, increased amortization of previously deferred high margin revenue, a reduced per unit deferral and improved product mix, as discussed above. Marine and fitness gross profit margin percentage increased 780 basis points and 1090 basis points, respectively, from the year-ago quarter driven primarily by product mix shifting toward new products and less promotional activity in the current year as discussed above.

Advertising Expense

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$5,703	6%	$4,301	5%	$1,402	33%
Fitness	6,331	8%	4,763	6%	1,568	33%
Marine	5,415	8%	3,789	5%	1,626	43%
Automotive/Mobile	19,608	5%	19,987	6%	(379)	-2%
Aviation	1,201	2%	1,258	2%	(57)	-5%
Total	$38,258	5%	$34,098	5%	$4,160	12%

Advertising expense increased 12% in absolute dollars. The increase in absolute dollars occurred in marine, fitness and outdoor, and was driven primarily by cooperative advertising and increased media placement in the respective segments. As a percentage of revenues, advertising expenses were 5% in the second quarter of both 2012 and 2011 though marine and fitness experienced 320 and 160 basis point increases, respectively, for the reasons discussed above.

Selling, General and Administrative Expense

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$12,398	12%	$9,175	11%	$3,223	35%
Fitness	10,522	13%	9,850	13%	672	7%
Marine	8,841	13%	9,822	12%	(981)	-10%
Automotive/Mobile	62,590	16%	53,715	15%	8,875	17%
Aviation	4,895	6%	3,334	5%	1,561	47%
Total	$99,246	14%	$85,896	13%	$13,350	16%

Selling, general and administrative expense increased 16% in absolute dollars while increasing 110 basis points as a percentage of revenues compared to the year-ago quarter. The absolute dollar increase is primarily related to acquisitions in the second half of 2011, which added over $8 million and increased legal costs of approximately $8 million partially offset by a reduction in bad debt expense of approximately $3 million.

Research and Development Expense

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$5,052	5%	$3,805	5%	$1,247	33%
Fitness	5,666	7%	5,505	7%	161	3%
Marine	10,456	15%	7,240	9%	3,216	44%
Automotive/Mobile	31,617	8%	29,809	8%	1,808	6%
Aviation	27,512	36%	24,156	33%	3,356	14%
Total	$80,303	11%	$70,515	10%	$9,788	14%

Research and development expense increased 14% due to ongoing development activities for new products and the addition of over 350 new engineering personnel to our staff since the year-ago quarter, with over 200 engineers from recent acquisitions. Research and development costs increased $9.8 million when compared with the year-ago quarter representing a 70 basis point increase as a percent of revenue as research and development growth slightly outpaced revenue growth.

Operating Income

	13-weeks ended June 30, 2012		13-weeks ended June 25, 2011		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$43,739	44%	$35,667	44%	$8,072	23%
Fitness	34,146	42%	25,384	33%	8,762	35%
Marine	18,427	27%	23,357	30%	(4,930)	-21%
Automotive/Mobile	87,108	22%	25,277	7%	61,831	245%
Aviation	20,586	27%	21,906	30%	(1,320)	-6%
Total	$204,006	28%	$131,591	20%	$72,415	55%

Operating income increased 55% in absolute dollars and increased 890 basis points as a percent of revenue when compared to the second quarter of 2011. Revenue growth and improving gross margin percentage, as discussed above, were only partially offset by increased operating expenses.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 30, 2012	June 25, 2011
Interest Income	$8,620	$7,639
Foreign Currency Exchange	(7,771)	(14,611)
Other	2,581	2,453
Total	$3,430	$(4,519)

The average return on cash and investments during the second quarter of both 2012 and 2011 was 1.3%. The increase in interest income is attributable to increasing cash balances.

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

The majority of the $7.8 million currency loss in the second quarter of 2012 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling. The strengthening of the U.S. Dollar against the Taiwan Dollar contributed a partially offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the second quarter of 2012, the U.S. Dollar strengthened 5.7% and 2.3% against the Euro and the British Pound Sterling, respectively, resulting in a $17.7 million loss. Offsetting this loss, the U.S. Dollar strengthened 1.4% compared to the Taiwan Dollar resulting in a gain of $11.7 million. The remaining net currency loss of $1.8 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes increased 63% when compared to the same quarter in 2011, and our income tax expense increased 22%, to $21.5 million for the 13-week period ended June 30, 2012, from $17.6 million for the 13-week period ended June 25, 2011. The effective tax rate was 10.4% in the second quarter of 2012 and 13.8% in the second quarter of 2011. The decrease in the effective tax rate was primarily driven by the release of income tax reserves due to the expiration of statute of limitations in Taiwan.

Net Income

As a result of the above, net income increased 70% for the 13-week period ended June 30, 2012 to $185.9 million compared to $109.5 million for the 13-week period ended June 25, 2011.

Comparison of 26-Weeks Ended June 30, 2012 and June 25, 2011

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$177,659	14%	$147,458	13%	$30,201	20%
Fitness	153,026	12%	134,382	11%	18,644	14%
Marine	123,854	10%	130,425	11%	(6,571)	-5%
Automotive/Mobile	671,393	52%	627,255	53%	44,138	7%
Aviation	148,819	12%	142,413	12%	6,406	4%
Total	$1,274,751	100%	$1,181,933	100%	$92,818	8%

Net sales increased 8% for the 26-week period ended June 30, 2012 when compared to the year-ago period. The increase occurred across all segments excluding marine with the greatest increase in the outdoor and fitness segments. Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 53% in the first half of 2011 to 52% in the first half of 2012.

Total unit sales increased 5% to 6,624 in the first half of 2012 compared to 6,281 in the same period of 2011. The unit sales volume increase in the first half of fiscal 2012 was primarily attributable to increasing volumes in the outdoor and automotive/mobile segments.

Automotive/mobile segment revenue increased 7% from the year-ago period, as volumes increased 3% and the average selling price (ASP) increased 3%. The volume gains were related to our acquisition of Navigon in July 2011, global market share gains and increasing volumes with our OEM partners.  The ASP increase was driven by bundled product offerings, which carry higher ASPs, comprising a higher percentage of our product mix, the increasing impact of amortization of previously deferred revenues, and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011. Revenue deferrals net of amortization of previously recorded deferrals were $15 million and $84 million for the 26-week periods ended June 30, 2012 and June 25, 2011, respectively. ASP gains were partially offset by a declining ASP for comparable models from the previous year.  Outdoor revenues increased 20% from the year-ago period as the Company gained market share in the GPS-enabled golf category, experienced strong sell-through of the refreshed eTrex series and recognized the benefit of an acquisition completed in the second half of 2011. Revenue growth in our fitness segment was 14% compared to the year-ago period as strong first quarter results related to the launch of new products were muted in the second quarter as we compared against strong performance in 2011 driven by promotional activity on discontinued products and the launch of new products.

Cost of Goods Sold

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$63,505	36%	$53,157	36%	$10,348	19%
Fitness	52,866	35%	55,089	41%	(2,223)	-4%
Marine	47,220	38%	53,019	41%	(5,799)	-11%
Automotive/Mobile	360,640	54%	415,915	66%	(55,275)	-13%
Aviation	44,949	30%	44,279	31%	670	2%
Total	$569,180	45%	$621,459	53%	$(52,279)	-8%

Cost of goods sold decreased 8% for the 26-week period ended June 30, 2012 when compared to the year ago period. The decrease was primarily driven by the automotive/mobile segment as cost of goods sold as a percentage of revenues decreased by 1260 basis points. The decline principally resulted from the $21 million one-time royalty fee benefit discussed above (310 basis points), a $58 million reduction in the year-over-year impact of deferred revenue and costs (520 basis points), and product mix shifting toward more recently introduced products carrying a higher margin profile. The reduced impact of deferred revenue is related to a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as discussed in the Company’s Form 10-K for the year ended December 31, 2011, and increased amortization of previously deferred revenues and costs. Marine also posted significant declines in cost of goods sold as a percentage of revenue due to product mix and decreased promotional activities.

Gross Profit

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$114,154	64%	$94,301	64%	$19,853	21%
Fitness	100,160	65%	79,293	59%	20,867	26%
Marine	76,634	62%	77,406	59%	(772)	-1%
Automotive/Mobile	310,753	46%	211,340	34%	99,413	47%
Aviation	103,870	70%	98,134	69%	5,736	6%
Total	$705,571	55%	$560,474	47%	$145,097	26%

Gross profit dollars in the first half of 2012 increased 26% while gross profit margin increased 790 basis points compared to the first half of 2011 driven largely by the automotive/mobile segment. The automotive/mobile segment gross profit margin percentage improved to 46% driven primarily by the one-time royalty fee adjustment, increased amortization of previously deferred high margin revenue, a reduced per unit deferral and improved product mix, as discussed above. Fitness gross profit margin percentage increased 650 basis points from the year-ago period driven primarily by product mix improvement and less promotional activity in the current year, as discussed above.

Advertising Expense

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$8,765	5%	$7,202	5%	$1,563	22%
Fitness	11,102	7%	8,243	6%	2,859	35%
Marine	9,346	8%	6,227	5%	3,119	50%
Automotive/Mobile	29,685	4%	30,135	5%	(450)	-1%
Aviation	2,951	2%	2,247	2%	704	31%
Total	$61,849	5%	$54,054	5%	$7,795	14%

Advertising expense increased 14% in absolute dollars. The increase in absolute dollars occurred in marine, fitness and outdoor, and was driven primarily by cooperative advertising and increased media placement in the respective segments. As a percentage of revenues, advertising expenses were 5% in the first half of both 2012 and 2011 though marine experienced a 280 basis point increase for the reasons discussed above.

Selling, General and Administrative Expenses

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$25,663	14%	$18,781	13%	$6,882	37%
Fitness	23,016	15%	19,261	14%	3,755	19%
Marine	20,118	16%	18,171	14%	1,947	11%
Automotive/Mobile	112,270	17%	94,646	15%	17,624	19%
Aviation	8,295	6%	8,223	6%	72	1%
Total	$189,362	15%	$159,082	13%	$30,280	19%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to the year-ago period. As a percent of sales, selling, general and administrative expenses increased from 13% of sales in the first half of 2011 to 15% of sales in the first half of 2012. The absolute dollar increase is primarily related to acquisitions in the second half of 2011, which added over $18 million, and increased legal costs and reserves partially offset by a reduction in bad debt expense.

Research and Development Expense

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$10,078	6%	$7,844	5%	$2,234	28%
Fitness	11,245	7%	10,948	8%	297	3%
Marine	19,965	16%	14,518	11%	5,447	38%
Automotive/Mobile	63,755	9%	59,687	10%	4,068	7%
Aviation	54,978	37%	47,997	34%	6,981	15%
Total	$160,021	13%	$140,994	12%	$19,027	13%

Research and development expense increased 13% due to ongoing development activities for new products and the addition of over 350 new engineering personnel to our staff since the same period of 2011, with over 200 engineers from recent acquisitions. Research and development costs increased $19.0 million when compared with the year-ago period representing a 60 basis point increase as a percent of revenue as research and development growth slightly outpaced revenue growth.

Operating Income

	26-weeks ended June 30, 2012		26-weeks ended June 25, 2011		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$69,648	39%	$60,474	41%	$9,174	15%
Fitness	54,797	36%	40,841	30%	13,956	34%
Marine	27,205	22%	38,490	30%	(11,285)	-29%
Automotive/Mobile	105,043	16%	26,872	4%	78,171	291%
Aviation	37,646	25%	39,667	28%	(2,021)	-5%
Total	$294,339	23%	$206,344	17%	$87,995	43%

Operating income increased 560 basis points as a percent of revenue and 43% in absolute dollars when compared to the year-ago period as revenue growth and improved gross margins, as discussed above, were only partially offset by increased operating expenses.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 30, 2012	June 25, 2011
Interest Income	$18,291	$14,854
Foreign Currency Exchange	(9,760)	(2,471)
Other	4,121	5,271
Total	$12,652	$17,654

The average return on cash and investments during the first half of 2012 was 1.4% compared to 1.3% during the same period of 2011. The increase in interest income is attributable to increasing cash balances and a slight increase in interest rates.

The majority of the $9.8 million currency loss in the first half of 2012 was due to the strengthening of the U.S. Dollar compared to the Euro and the weakening of the U.S. Dollar compared to the Taiwan Dollar. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the first half of 2012, the U.S. Dollar strengthened 2.9% against the Euro resulting in a $4.7 million loss. The U.S. Dollar weakened 0.7% compared to the Taiwan Dollar resulting in a loss of $5.7 million. The remaining net currency gain of $0.6 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes increased 37% when compared to the same period in 2011, while our income tax expense increased by 80%, to $34.2 million, for the 26-week period ended June 30, 2012, from $19.0 million for the 26-week period ended June 25, 2011. The effective tax rate was 11.2% in the first half of 2012 and 8.5% in the first half of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes for Garmin Europe. This was partially offset by the release of income tax reserves due to the expiration of statute of limitations in Taiwan during the second quarter of 2012. The remaining difference relates to the mix of income by tax jurisdiction.

Net Income

As a result of the above, net income increased 33% for the 26-week period ended June 30, 2012 to $272.8 million compared to $205.0 million for the 26-week period ended June 25, 2011.

Liquidity and Capital Resources

Net cash generated by operating activities was $345.1 million for the 26-week period ended June 30, 2012 compared to $411.0 million for the 26-week period ended June 25, 2011. The year-over-year decline in cash provided by operating activities was driven by working capital changes partially offset by improved net income. The largest change was a decrease in cash provided by accounts receivable in the first half of 2012 as we experienced better collections in the fourth quarter of 2011 due to a 53-week fiscal year and improved payment terms compared to fourth quarter of 2010. Primary drivers of the cash generation in 2012 included $272.8 million of net income with non-cash adjustments for depreciation/amortization of $51.1 million, unrealized foreign currency losses of $18.6 million and stock compensation expense of $18.0 million, and $117.4 million related to accounts receivable collections. This cash generation was partially offset by uses of cash including a $103.3 million reduction in other current and noncurrent liabilities related primarily to payments of royalties, payroll, advertising and sales program accruals, which are normally higher at year end, and a $32.6 million reduction in income taxes payable due to timing of payments.

Cash flow used in investing activities during the 26-week period ending June 30, 2012 was $200.2 million compared to $274.3 million in the 26-week period ended June 25, 2011. Cash flow used in investing activities in 2012 principally related to the net purchase of $175.3 million of fixed income securities associated with the investment of our on-hand cash balances, $17.4 million in capital expenditures primarily to support our engineering, manufacturing and general business operations, $4.7 million for purchases of intangible assets and $2.8 million for acquisitions, net of cash acquired. In the first half of 2011, we had a $257.3 million net purchase of marketable securities due to the timing of cash receipts from accounts receivable. It is management’s goal to invest the on-hand cash consistent with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average return on cash and investments during the 26-weeks ended June 30, 2012 was 1.4%.

Net cash used in financing activities during the period was $160.7 million resulting from the use of $165.6 million for payment of our declared dividend offset by the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits. There was no dividend payment in the 26-weeks ended June 25, 2011 resulting in net cash provided by financing activities of $5.2 million due to the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits.

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

Foreign Currency Exchange Rate Risk

The operation of the Company’s subsidiaries in international markets results in exposure to movements in currency exchange rates. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. In accordance with the Accounting Standards Code, the financial statements of all Company entities with functional currencies that are not United States dollars (USD) are translated for consolidation purposes into USD, the reporting currency of Garmin Ltd. Sales, costs, and expenses are translated at rates prevailing during the reporting periods and at end-of-period rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity and has been included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and condensed consolidated statements of comprehensive income.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling. The U.S. Dollar (USD) remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most other European subsidiaries, and as a result, Euro currency movement may generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

As of June 30, 2012, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 14, 2009, Ambato Media, LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”). On September 28, 2009, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’542 patent is invalid and/or not infringed. Following a trial, the jury issued a verdict on July 18, 2012 finding that the ‘542 patent was infringed and awarding damages of $500,000 to Ambato Media, LLC. Garmin intends to file a motion for judgment to be entered for Garmin notwithstanding the verdict.

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

Beacon Wireless Solutions, Inc. et al. v. Garmin International, Inc., and Garmin USA, Inc.

On March 21, 2011, Beacon Wireless Solutions, Inc. (“Beacon”) and Beacon Wireless Europe (UK) Limited (“Beacon Europe”) filed suit in the United States District Court for the District of the Western District of Virginia against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging trade secret misappropriation, breach of a non-disclosure agreement, breach of implied in-fact contract, and unjust enrichment. Beacon and Garmin have agreed to a settlement and the amount of the settlement is not material to Garmin’s operating results, liquidity or financial position.

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074. On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action

Data Carriers, LLC v. Garmin USA, Inc.

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

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 and 6,701,271. On June 25, 2012, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission (the “ITC”) against 33 companies, including Garmin International, Inc., alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”). Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter. On February 1, 2011, Garmin filed its answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed. On September 1, 2011, the Board of Patent Appeals and Interferences issued a decision following reexamination of the ‘109 patent affirming that all claims of the ‘109 patent are invalid. The ITC’s hearing was held on October 12-20, 2011. On March 2, 2012 the Administrative Law Judge issued an initial determination finding no violation of Section 337. On July 25, 2012, the ITC issued a final determination finding no violation of Section 337. The ITC’s final determination is subject to appeal by Rambus. Although there can be no assurance that an unfavorable outcome of Rambus’ appeal would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes these claims are without merit and intends to vigorously defend any appeal.

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336. Garmin believes that its semiconductor chip suppliers have indemnification obligations to defend Garmin in this matter. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”). On February 1, 2011, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’903 patent is invalid and/or not infringed. On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent. On June 29, 2012, the U.S. Patent and Trademark Office issued a second rejection of certain claims of the ‘903 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 25, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent No. 5,440,749 and U.S. Patent No. 5,530,890. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this action are without merit and intends to vigorously defend this action.

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

Item 1A.   Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes during the 13-week period ended June 30, 2012 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: August 8, 2012

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

