Form 10-Q
period 2012-09-29
GARMIN LTD
filed 2012-11-07
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Number of shares outstanding of the registrant’s common shares as of November 5, 2012

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 29, 2012

Garmin Ltd.

Form 10-Q

Quarter Ended September 29, 2012

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

The results of operations for the 13-week and 39-week periods ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year 2012.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited)
	Sept 29,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,247,073	$1,287,160
Marketable securities	122,448	111,153
Accounts receivable, net	508,725	607,450
Inventories, net	443,416	397,741
Deferred income taxes	50,457	42,957
Deferred costs	50,047	40,033
Prepaid expenses and other current assets	50,882	69,790
Total current assets	2,473,048	2,556,284

Property and equipment, net	407,853	417,105

Marketable securities	1,349,176	1,097,002
Restricted cash	830	771
Licensing fees, net	11,882	5,517
Noncurrent deferred income tax	107,190	107,190
Noncurrent deferred costs	39,750	40,823
Other intangible assets, net	241,013	246,646
Total assets	$4,630,742	$4,471,338

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$147,866	$164,010
Salaries and benefits payable	56,533	45,964
Accrued warranty costs	39,147	46,773
Accrued sales program costs	31,952	52,262
Deferred revenue	232,715	188,987
Accrued license fees	60,521	99,025
Accrued advertising expense	19,190	31,915
Other accrued expenses	63,841	67,912
Deferred income taxes	6,382	5,782
Income taxes payable	50,076	77,784
Dividend payable	175,331	77,865
Total current liabilities	883,554	858,279

Deferred income taxes	7,120	4,951
Non-current income taxes	171,614	161,904
Non-current deferred revenue	179,672	188,132
Other liabilities	1,035	1,491

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,970,003 shares outstanding at September 29, 2012; and 194,662,617 shares outstanding at December 31, 2011;	1,797,435	1,797,435
Additional paid-in capital	86,513	61,869
Treasury stock	(95,322)	(103,498)
Retained earnings	1,477,504	1,413,582
Accumulated other comprehensive income	121,617	87,193
Total stockholders' equity	3,387,747	3,256,581
Total liabilities and stockholders' equity	$4,630,742	$4,471,338

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 29,	Sept 24,	Sept 29,	Sept 24,
	2012	2011	2012	2011
Net sales	$672,376	$666,993	$1,947,127	$1,848,925

Cost of goods sold	313,321	322,662	882,501	944,120

Gross profit	359,055	344,331	1,064,626	904,805

Advertising expense	30,102	35,310	91,952	89,364
Selling, general and administrative expense	86,402	88,751	275,763	247,833
Research and development expense	82,489	72,936	242,510	213,930
Total operating expense	198,993	196,997	610,225	551,127

Operating income	160,062	147,334	454,401	353,678

Other income (expense):
Interest income	7,987	8,464	26,278	23,318
Foreign currency gains (losses)	(6,364)	14,893	(16,124)	12,422
Other	942	4,345	5,064	9,616
Total other income (expense)	2,565	27,702	15,218	45,356

Income before income taxes	162,627	175,036	469,619	399,034

Income tax provision	22,279	24,655	56,510	43,694

Net income	$140,348	$150,381	$413,109	$355,340

Net income per share:
Basic	$0.72	$0.77	$2.12	$1.83
Diluted	$0.72	$0.77	$2.11	$1.82

Weighted average common
shares outstanding:
Basic	194,912	194,112	194,834	194,028
Diluted	196,161	194,828	196,171	194,809

Dividends declared per share			$1.80	$2.00

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	Sept 29,	Sept 24,	Sept 29,	Sept 24,
	2012	2011	2012	2011
Net income	$140,348	$150,381	$413,109	$355,340
Translation adjustment	22,591	(53,367)	31,881	785
Change in fair value of available-for-sale marketable securities, net of deferred taxes	3,844	(1,628)	2,543	17,897
Comprehensive income	$166,783	$95,386	$447,533	$374,022

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	Sept 29,	Sept 24,
	2012	2011
Operating Activities:
Net income	$413,109	$355,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,025	40,558
Amortization	22,905	19,772
Gain on sale of property and equipment	(17)	(2,407)
Provision for doubtful accounts	2,786	6,227
Deferred income taxes	(7,384)	12,429
Unrealized foreign currency losses/(gains)	24,974	(5,366)
Provision for obsolete and slow moving inventories	3,795	2,590
Stock compensation expense	26,364	27,258
Realized gains on marketable securities	(1,647)	(5,633)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	103,039	256,656
Inventories	(44,761)	(58,655)
Other current assets	21,007	(36,713)
Accounts payable	(20,271)	(5,603)
Other current and non-current liabilities	(63,839)	(72,349)
Deferred revenue	35,277	115,096
Deferred cost	(8,561)	(23,175)
Income taxes payable	(28,098)	(21,987)
License fees	(8,669)	(6,562)
Net cash provided by operating activities	510,034	597,476

Investing activities:
Purchases of property and equipment	(26,881)	(26,523)
Proceeds from sale of property and equipment	25	-
Purchase of intangible assets	(5,174)	(8,611)
Purchase of marketable securities	(1,004,021)	(835,965)
Redemption of marketable securities	735,521	599,740
Change in restricted cash	(59)	(122)
Acquisitions, net of cash acquired	(4,010)	(52,688)
Net cash used in investing activities	(304,599)	(324,169)

Financing activities:
Dividends paid	(253,386)	(154,835)
Issuance of treasury stock related to equity awards	10,971	16,919
Tax benefit from issuance of equity awards	1,810	1,542
Purchase of treasury stock	(6,542)	(11,675)
Net cash used in financing activities	(247,147)	(148,049)

Effect of exchange rate changes on cash and cash equivalents	1,625	3,212

Net increase/(decrease) in cash and cash equivalents	(40,087)	128,470
Cash and cash equivalents at beginning of period	1,287,160	1,260,936
Cash and cash equivalents at end of period	$1,247,073	$1,389,406

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 29, 2012

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 39-week periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 29, 2012 and September 24, 2011 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	September 29, 2012	December 31, 2011

Raw materials	$132,665	$129,211
Work-in-process	53,794	52,176
Finished goods	279,003	245,724
Inventory reserves	(22,046)	(29,370)
Inventory, net of reserves	$443,416	$397,741

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 29,	Sept 24,
	2012	2011
Numerator:
Numerator for basic and diluted net income per share - net income	$140,348	$150,381

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,912	194,112

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,249	716

Denominator for diluted net income per share – adjusted weighted-average common shares	196,161	194,828

Basic net income per share	$0.72	$0.77

Diluted net income per share	$0.72	$0.77

	39-Weeks Ended
	Sept 29,	Sept 24,
	2012	2011
Numerator:
Numerator for basic and diluted net income per share - net income	$413,109	$355,340

Denominator:
Denominator for basic net income per share – weighted-average common shares	194,834	194,028

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,337	781

Denominator for diluted net income per share – adjusted weighted-average common shares	196,171	194,809

Basic net income per share	$2.12	$1.83

Diluted net income per share	$2.11	$1.82

There were 5,599,936 and 5,880,506 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended September 29, 2012 and September 24, 2011, respectively.

There were 5,667,000 and 5,966,364 anti-dilutive equity awards for the 39-week periods ended September 29, 2012 and September 24, 2011, respectively.

There were 94,668 and 84,328 shares issued as a result of exercises of equity awards for the 13-week periods ended September 29, 2012 and September 24, 2011, respectively.

There were 307,386 and 366,244 shares issued as a result of exercises of equity awards for the 39-week periods ended September 29, 2012 and September 24, 2011, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 29, 2012

Net sales	$105,572	$64,788	$44,766	$384,393	$72,857	$672,376
Operating income	$48,384	$21,219	$8,378	$65,165	$16,916	$160,062
Income before taxes	$48,953	$21,853	$8,705	$65,399	$17,717	$162,627

13-Weeks Ended September 24, 2011

Net sales	$94,720	$69,030	$48,055	$384,150	$71,038	$666,993
Operating income	$41,331	$20,452	$9,870	$56,215	$19,466	$147,334
Income before taxes	$44,149	$22,619	$11,373	$77,566	$19,329	$175,036

39-Weeks Ended September 29, 2012

Net sales	$283,230	$217,815	$168,620	$1,055,786	$221,676	$1,947,127
Operating income	$118,032	$76,016	$35,584	$170,208	$54,561	$454,401
Income before taxes	$119,971	$77,916	$36,596	$178,978	$56,158	$469,619

39-Weeks Ended September 24, 2011

Net sales	$242,178	$203,411	$178,479	$1,011,405	$213,452	$1,848,925
Operating income	$101,805	$61,293	$48,360	$83,087	$59,133	$353,678
Income before taxes	$107,258	$65,686	$51,896	$112,449	$61,745	$399,034

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 29, 2012 and September 24, 2011. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 29, 2012
Net sales to external customers	$1,068,289	$186,165	$692,673	$1,947,127
Property and equipment, net	$221,085	$135,227	$51,541	$407,853

September 24, 2011
Net sales to external customers	$990,155	$176,379	$682,391	$1,848,925
Property and equipment, net	$227,894	$145,741	$49,406	$423,041

5.	Warranty Reserves

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

	13-Weeks Ended
	Sept 29,	Sept 24,
	2012	2011

Balance - beginning of the period	$40,797	$41,691
Accrual for products sold	9,009	12,737
Expenditures	(10,659)	(10,955)
Balance - end of the period	$39,147	$43,473

	39-Weeks Ended
	Sept 29,	Sept 24,
	2012	2011

Balance - beginning of the period	$46,773	$49,885
Accrual for products sold	24,863	37,070
Expenditures	(32,489)	(43,482)
Balance - end of the period	$39,147	$43,473

6.	Commitments and Contingencies

The Company is party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $175,016 over the next five years.

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

The Company’s income before taxes decreased 7% when compared to the same quarter in 2011, while income tax expense decreased by $2,376, to $22,279 for the 13-week period ended September 29, 2012, from $24,655 for the 13-week period ended September 24, 2011. The effective tax rate was 13.7% in the third quarter of 2012 and 14.1% in the third quarter of 2011. The decrease in the effective tax rate was primarily driven by the mix of income by tax jurisdiction. The effective tax rate was 12.0% in the first three quarters of 2012 and 10.9% in the first three quarters of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes of limitations for Garmin Europe.  This was partially offset by the release of income tax reserves due to the expiration of a statute of limitations in Taiwan during the second quarter of 2012. The remaining difference relates to the mix of income by tax jurisdiction.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All financial assets were valued using active markets (Level 1 inputs) at September 29, 2012 and December 31, 2011.

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at September 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$591,569	$10,481	$(1,217)	$-	$600,833
Obligations of states and political subdivisions	541,151	3,231	(1,018)	-	543,364
U.S. corporate bonds	237,192	2,479	(1,795)	(1,274)	236,602
Other	88,280	3,280	(735)	-	90,825
Total	$1,458,192	$19,471	$(4,765)	$(1,274)	$1,471,624

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$626,776	$12,936	$(1,086)	$-	$638,626
Obligations of states and political subdivisions	358,314	2,339	(1,090)	-	359,563
U.S. corporate bonds	134,763	815	(2,260)	(1,274)	132,044
Other	78,031	113	(222)	-	77,922
Total	$1,197,884	$16,203	$(4,658)	$(1,274)	$1,208,155

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at September 29, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$122,796	$122,448
Due after one year through five years	522,481	525,151
Due after five years through ten years	275,689	277,771
Due after ten years	477,856	484,369
Other (No contractual maturity dates)	59,370	61,885
	$1,458,192	$1,471,624

9.	Change in Accounting Estimate

During 2011, sales of products bundled with lifetime map updates (LMUs) and premium traffic service increased significantly as a percentage of total product sales. Concurrently, market conditions caused decreases in the average selling price (ASP) and margins of comparable models year over year, new bundled products were introduced at lower ASPs, and the difference in pricing of bundled units and comparable unbundled models decreased considerably. Due to these changes, the Company determined it was appropriate to change its estimate of the per unit revenue and cost deferrals during the third quarter of 2011. Additional details are available in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The change in the per unit revenue deferral discussed above and increased amortization of previously deferred revenues are the principal factors which led to net deferred revenue of $20.0 million and $23.8 million during the 13-week periods ended September 29, 2012 and September 24, 2011, respectively, and $35.3 million and $107.4 million during the 39-week periods ended September 29, 2012 and September 24, 2011, respectively.

10.	License Fees

During the second quarter of 2012, the Company determined certain license fee payments to one of its suppliers had exceeded contractual requirements since the third quarter of 2010.  The periodic royalty audit by the supplier, which was already underway, was completed in June 2012, resulting in a net overpayment of such license fees of $20.8 million. This credit is reflected in cost of goods sold for the 39-week period ended September 29, 2012 and is included in accounts receivable on the September 29, 2012 condensed consolidated balance sheet.

11.	Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which is included in ASC Topic 350 (Intangibles—Goodwill and Other). ASU 2012-02 provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company’s financial statements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 29, 2012	September 24, 2011

Net sales	100%	100%
Cost of goods sold	47%	48%
Gross profit	53%	52%
Advertising	4%	5%
Selling, general and administrative	13%	14%
Research and development	12%	11%
Total operating expenses	29%	30%
Operating income	24%	22%
Other income (expense), net	0%	4%
Income before income taxes	24%	26%
Provision for/(Benefit from) income taxes	3%	3%
Net income	21%	23%

	39-Weeks Ended
	September 29, 2012	September 24, 2011

Net sales	100%	100%
Cost of goods sold	45%	51%
Gross profit	55%	49%
Advertising	5%	5%
Selling, general and administrative	14%	13%
Research and development	13%	12%
Total operating expenses	32%	30%
Operating income	23%	19%
Other income (expense), net	1%	3%
Income before income taxes	24%	22%
Provision for/(Benefit from) income taxes	3%	3%
Net income	21%	19%

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

Garmin Ltd. And Subsidiaries

Revenue, Gross Profit, and Operating Income by Segment

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 29, 2012

Net sales	$105,572	$64,788	$44,766	$384,393	$72,857	$672,376
Operating income	$48,384	$21,219	$8,378	$65,165	$16,916	$160,062
Income before taxes	$48,953	$21,853	$8,705	$65,399	$17,717	$162,627

13-Weeks Ended September 24, 2011

Net sales	$94,720	$69,030	$48,055	$384,150	$71,038	$666,993
Operating income	$41,331	$20,452	$9,870	$56,215	$19,466	$147,334
Income before taxes	$44,149	$22,619	$11,373	$77,566	$19,329	$175,036

39-Weeks Ended September 29, 2012

Net sales	$283,230	$217,815	$168,620	$1,055,786	$221,676	$1,947,127
Operating income	$118,032	$76,016	$35,584	$170,208	$54,561	$454,401
Income before taxes	$119,971	$77,916	$36,596	$178,978	$56,158	$469,619

39-Weeks Ended September 24, 2011

Net sales	$242,178	$203,411	$178,479	$1,011,405	$213,452	$1,848,925
Operating income	$101,805	$61,293	$48,360	$83,087	$59,133	$353,678
Income before taxes	$107,258	$65,686	$51,896	$112,449	$61,745	$399,034

Comparison of 13-Weeks Ended September 29, 2012 and September 24, 2011

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$105,572	16%	$94,720	14%	$10,852	11%
Fitness	64,788	9%	69,030	10%	(4,242)	-6%
Marine	44,766	7%	48,055	7%	(3,289)	-7%
Automotive/Mobile	384,393	57%	384,150	58%	243	0%
Aviation	72,857	11%	71,038	11%	1,819	3%
Total	$672,376	100%	$666,993	100%	$5,383	1%

Net sales increased 1% for the 13-week period ended September 29, 2012 when compared to the year-ago quarter. The increase occurred primarily in the outdoor and aviation segments. Automotive/mobile revenue remains the largest portion of our revenue mix at 57% in the third quarter of 2012 compared to 58% in the third quarter of 2011.

Total unit sales increased 7% to 3,689 in the third quarter of 2012 from 3,457 in the same period of 2011. The increase in unit sales volume in the third quarter of fiscal 2012 was primarily attributable to increasing volumes in the outdoor and automotive/mobile segments.

Automotive/mobile segment revenue was flat from the year-ago quarter, as volumes increased 7% and the average selling price (ASP) decreased 7%.  The volume gains were primarily related to increasing volumes with our new and existing OEM partners, as well as slight growth in PNDs.  The ASP decline was driven by product mix and some comparable model pricing declines due to product life cycle. Company-wide revenue deferrals net of amortization of previously recorded deferrals were $20 million and $24 million for the third quarter of 2012 and 2011, respectively. Outdoor revenues increased 11% from the year-ago quarter as the Company gained market share in the GPS-enabled golf category and experienced strong sell-through of the dog tracking and training product portfolio. Revenues declined in our fitness segment by 6% from the year-ago quarter as 2011 promotional activity drove strong results in the year-ago quarter leading to a decline in running product sales which was only partially offset by growth in the cycling and multi-sport categories. Marine revenues declined 7% from the year-ago quarter as the Company experienced a difficult international marine environment, which was only partially offset by growth in the Americas.

Cost of Goods Sold

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$33,152	31%	$32,333	34%	$819	3%
Fitness	22,903	35%	27,554	40%	(4,651)	-17%
Marine	16,194	36%	21,677	45%	(5,483)	-25%
Automotive/Mobile	218,386	57%	217,209	57%	1,177	1%
Aviation	22,686	31%	23,889	34%	(1,203)	-5%
Total	$313,321	47%	$322,662	48%	$(9,341)	-3%

Cost of goods sold decreased 3% for the 13-weeks period ended September 29, 2012 when compared to the year ago quarter. The decrease was primarily driven by the fitness and marine segments as cost of goods sold as a percentage of revenues decreased by 460 and 890 basis points, respectively. The significant declines in cost of goods sold are primarily related to product mix moving toward newer products with increased features and functionality and higher per unit margins and decreased promotional activities in the current year. Cost of goods sold in the automotive/mobile segment was basically flat both in absolute dollars and as a percentage of sales. The year-over-year impact of deferred revenue and costs was not material to margins. Cost of goods sold per unit declined due to component pricing and product mix. The reduced impact of deferred revenue and costs is related to increased amortization of prior deferrals.

Gross Profit

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$72,420	69%	$62,387	66%	$10,033	16%
Fitness	41,885	65%	41,476	60%	409	1%
Marine	28,572	64%	26,378	55%	2,194	8%
Automotive/Mobile	166,007	43%	166,941	43%	(934)	-1%
Aviation	50,171	69%	47,149	66%	3,022	6%
Total	$359,055	53%	$344,331	52%	$14,724	4%

Gross profit dollars in the third quarter of 2012 increased 4% while gross profit margin increased 180 basis points compared to the third quarter of 2011 driven by margin improvement in all segments excluding the automotive/mobile segment. Marine and fitness gross profit margin percentage increased most significantly at 890 basis points and 460 basis points, respectively, from the year-ago quarter driven primarily by product mix shifting toward new products and less promotional activity in the current year as discussed above. The outdoor segment provided the largest increase in gross profit dollars due primarily to strong revenue growth and new product introductions.

Advertising Expense

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$5,120	5%	$4,395	5%	$725	16%
Fitness	5,985	9%	5,063	7%	922	18%
Marine	2,454	5%	2,451	5%	3	0%
Automotive/Mobile	15,467	4%	22,414	6%	(6,947)	-31%
Aviation	1,076	1%	987	1%	89	9%
Total	$30,102	4%	$35,310	5%	$(5,208)	-15%

Advertising expense decreased 15% in absolute dollars. The decrease in absolute dollars occurred in the automotive/mobile segment and was driven primarily by a reduction in cooperative advertising paid to our retail partners in the PND category. As a percentage of revenues, advertising expenses were 4% in the third quarter of 2012 and 5% in the third quarter of 2011 driven by the decrease in the automotive/mobile segment.

Selling, General and Administrative Expense

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$13,842	13%	$12,331	13%	$1,511	12%
Fitness	8,721	13%	10,442	15%	(1,721)	-16%
Marine	6,713	15%	7,209	15%	(496)	-7%
Automotive/Mobile	52,846	14%	56,030	15%	(3,184)	-6%
Aviation	4,280	6%	2,739	4%	1,541	56%
Total	$86,402	13%	$88,751	13%	$(2,349)	-3%

Selling, general and administrative expense decreased 3% in absolute dollars while decreasing 50 basis points as a percentage of revenues compared to the year-ago quarter. The absolute dollar decrease is primarily related to reduced commissions expense associated with web-based sales. Aviation expense increased in the third quarter of 2012 due to a reduction in bad debt expense recorded in the third quarter of 2011.

Research and Development Expense

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$5,074	5%	$4,330	5%	$744	17%
Fitness	5,960	9%	5,519	8%	441	8%
Marine	11,027	25%	6,848	14%	4,179	61%
Automotive/Mobile	32,529	8%	32,282	8%	247	1%
Aviation	27,899	38%	23,957	34%	3,942	16%
Total	$82,489	12%	$72,936	11%	$9,553	13%

Research and development expense increased 13% due to ongoing development activities for new products and the addition of over 275 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $9.6 million when compared with the year-ago quarter representing a 130 basis point increase as a percent of revenue with the largest increases in marine and aviation where we are investing heavily for future growth opportunities.

Operating Income

	13-weeks ended Sept 29, 2012		13-weeks ended Sept 24, 2011		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$48,384	46%	$41,331	44%	$7,053	17%
Fitness	21,219	33%	20,452	30%	767	4%
Marine	8,378	19%	9,870	21%	(1,492)	-15%
Automotive/Mobile	65,165	17%	56,215	15%	8,950	16%
Aviation	16,916	23%	19,466	27%	(2,550)	-13%
Total	$160,062	24%	$147,334	22%	$12,728	9%

Operating income increased 9% in absolute dollars and 170 basis points as a percent of revenue when compared to the third quarter of 2011. Revenue growth and improving gross margin percentage, as discussed above, were only slightly offset by increased operating expenses.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	Sept 29, 2012	Sept 24, 2011
Interest Income	$7,987	$8,464
Foreign Currency Exchange	(6,364)	14,893
Other	942	4,345
Total	$2,565	$27,702

The average return on cash and investments during the third quarter of 2012 was 1.2% compared to 1.1% for the third quarter of 2011 with a slight decline in interest income offset by capital gains on investments.

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

The majority of the $6.4 million currency loss in the third quarter of 2012 was due to the weakening of the U.S. Dollar against the Taiwan Dollar. The weakening of the U.S. Dollar compared to the Euro and the British Pound Sterling contributed a partially offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue and related accounts receivable. During the third quarter of 2012, the U.S. Dollar weakened 2.1% compared to the Taiwan Dollar resulting in a loss of $17.4 million. Offsetting this loss, the U.S. Dollar weakened 2.6% and 3.8% against the Euro and the British Pound Sterling, respectively, resulting in a $10.9 million gain. The remaining net currency gain of $0.1 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 7% when compared to the same quarter in 2011, while our income tax expense decreased 10%, to $22.3 million for the 13-week period ended September 29, 2012, from $24.7 million for the 13-week period ended September 24,2011. The effective tax rate was 13.7% in the third quarter of 2012 and 14.1% in the third quarter of 2011. The decrease in the effective tax rate was primarily driven by the mix of income by tax jurisdiction.

Net Income

As a result of the above, net income decreased 7% for the 13-week period ended September 29, 2012 to $140.3 million compared to $150.4 million for the 13-week period ended September 24, 2011.

Comparison of 39-Weeks Ended September 29, 2012 and September 24, 2011

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$283,230	15%	$242,178	13%	$41,052	17%
Fitness	217,815	11%	203,411	11%	14,404	7%
Marine	168,620	9%	178,479	10%	(9,859)	-6%
Automotive/Mobile	1,055,786	54%	1,011,405	55%	44,381	4%
Aviation	221,676	11%	213,452	11%	8,224	4%
Total	$1,947,127	100%	$1,848,925	100%	$98,202	5%

Net sales increased 5% for the 39-weeks period ended September 29, 2012 when compared to the year-ago period. The increase occurred across all segments excluding marine with the greatest increase in the outdoor segment. Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 55% in the 39-week period of 2011 compared to 54% in the 39-week period of 2012.

Total unit sales increased 6% to 10,317 for the 39-weeks ended September 29, 2012 compared to 9,738 in the same period of 2011. The unit sales volume increase in the first three quarters of fiscal 2012 was primarily attributable to increasing volumes in the outdoor and automotive/mobile segments.

Automotive/mobile segment revenue increased 4% from the year-ago period, as volumes increased 5% and the average selling price (ASP) decreased slightly. The volume gains were related to global market share gains, increasing volumes with our OEM partners and our acquisition of Navigon in July 2011.  Company-wide revenue deferrals net of amortization of previously recorded deferrals were $35 million and $107 million for the 39-week periods ended September 29, 2012 and September 24, 2011, respectively. The reduced impact of deferred revenue is related to a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as discussed in the Company’s Form 10-K for the year ended December 31, 2011, and increased amortization of previously deferred revenues and costs. Outdoor revenues increased 17% from the year-ago period as the Company gained market share in the GPS-enabled golf category, experienced strong sell-through of the dog tracking and training product portfolio and recognized the benefit of an acquisition completed in the second half of 2011. Revenue growth in our fitness segment was 7% compared to the year-ago period as strong first quarter results related to the launch of new products were muted in the second and third quarters as we compared against strong performance in 2011 driven by promotional activity on discontinued products and the launch of new products. Marine revenues declined 6% from the year-ago period as the Company experienced a difficult international marine environment, which was only partially offset by growth in the Americas.

Cost of Goods Sold

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$96,656	34%	$85,489	35%	$11,167	13%
Fitness	75,770	35%	82,641	41%	(6,871)	-8%
Marine	63,415	38%	74,695	42%	(11,280)	-15%
Automotive/Mobile	579,025	55%	633,125	63%	(54,100)	-9%
Aviation	67,635	31%	68,170	32%	(535)	-1%
Total	$882,501	45%	$944,120	51%	$(61,619)	-7%

Cost of goods sold decreased 7% for the 39-week period ended September 29, 2012 when compared to the year ago period. The decrease was primarily driven by the automotive/mobile segment as cost of goods sold as a percentage of revenues decreased by 780 basis points. The decline principally resulted from the $21 million one-time royalty fee benefit recorded in second quarter (200 basis points), a $64 million reduction in the year-over-year impact of deferred revenue and costs (340 basis points), and product mix shifting toward more recently introduced products carrying a higher margin profile. Marine and fitness also posted significant declines in cost of goods sold as a percentage of revenue due to product mix moving toward newer products with increased features and functionality and higher per unit margins and decreased promotional activities.

Gross Profit

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$186,574	66%	$156,689	65%	$29,885	19%
Fitness	142,045	65%	120,770	59%	21,275	18%
Marine	105,205	62%	103,784	58%	1,421	1%
Automotive/Mobile	476,761	45%	378,280	37%	98,481	26%
Aviation	154,041	69%	145,282	68%	8,759	6%
Total	$1,064,626	55%	$904,805	49%	$159,821	18%

Gross profit dollars in the first three quarters of 2012 increased 18% while gross profit margin increased 570 basis points compared to the first three quarters of 2011 driven largely by the automotive/mobile, outdoor and fitness segments. The automotive/mobile segment gross profit margin percentage improved by 780 basis points from the year ago period driven primarily by the one-time royalty fee adjustment, increased amortization of previously deferred high margin revenue, a reduced per unit deferral and improved product mix, as discussed above. Fitness gross profit margin percentage increased 580 basis points from the year-ago period driven primarily by product mix improvement and less promotional activity in the current year, as discussed above. Outdoor gross profit margin percentage increased 120 basis points, but when combined with 17% revenue growth, this yielded a $29.9 million increase in gross profit dollars, or 19%.

Advertising Expense

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$13,885	5%	$11,598	5%	$2,287	20%
Fitness	17,086	8%	13,306	7%	3,780	28%
Marine	11,801	7%	8,678	5%	3,123	36%
Automotive/Mobile	45,153	4%	52,548	5%	(7,395)	-14%
Aviation	4,027	2%	3,234	2%	793	25%
Total	$91,952	5%	$89,364	5%	$2,588	3%

Advertising expense increased 3% in absolute dollars. The increase in absolute dollars occurred in all segments, excluding automotive/mobile, and was driven primarily by cooperative advertising paid to our retail partners in the outdoor, fitness, and marine segments, as well as increased media placement in the same segments. This was partially offset by a decrease in cooperative advertising within the PND category. As a percentage of revenues, advertising expenses were 5% for both the 2011 and 2012 periods. Marine experienced a 210 basis point increase due to promotional advertising with specific dealers.

Selling, General and Administrative Expenses

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$39,505	14%	$31,113	13%	$8,392	27%
Fitness	31,738	15%	29,703	15%	2,035	7%
Marine	26,828	16%	25,380	14%	1,448	6%
Automotive/Mobile	165,116	16%	150,676	15%	14,440	10%
Aviation	12,576	6%	10,961	5%	1,615	15%
Total	$275,763	14%	$247,833	13%	$27,930	11%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to the year-ago period. As a percent of sales, selling, general and administrative expenses increased from 13% of sales in the first three quarters of 2011 to 14% of sales in the first three quarters of 2012. The absolute dollar increase is primarily related to acquisitions in the second half of 2011, which added almost $20 million, and increased legal costs and reserves partially offset by a reduction in bad debt expense and commissions expense.

Research and Development Expense

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$15,152	5%	$12,173	5%	$2,979	24%
Fitness	17,205	8%	16,468	8%	737	4%
Marine	30,992	18%	21,366	12%	9,626	45%
Automotive/Mobile	96,284	9%	91,969	9%	4,315	5%
Aviation	82,877	37%	71,954	34%	10,923	15%
Total	$242,510	12%	$213,930	12%	$28,580	13%

Research and development expense increased 13% due to ongoing development activities for new products and the addition of over 275 new engineering personnel to our staff since the same period of 2011, with over 200 engineers from recent acquisitions. Research and development costs increased $28.6 million when compared with the year-ago period representing a 90 basis point increase as a percent of revenue as research and development growth slightly outpaced revenue growth. Marine and aviation research and development increased significantly as a percent of revenue due to investments in long design cycle OEM business.

Operating Income

	39-weeks ended Sept 29, 2012		39-weeks ended Sept 24, 2011		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$118,032	42%	$101,805	42%	$16,227	16%
Fitness	76,016	35%	61,293	30%	14,723	24%
Marine	35,584	21%	48,360	27%	(12,776)	-26%
Automotive/Mobile	170,208	16%	83,087	8%	87,121	105%
Aviation	54,561	25%	59,133	28%	(4,572)	-8%
Total	$454,401	23%	$353,678	19%	$100,723	28%

Operating income increased 420 basis points as a percent of revenue and 28% in absolute dollars when compared to the year-ago period as revenue growth and improved gross margins, as discussed above, were only partially offset by increased operating expenses.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	Sept 29, 2012	Sept 24, 2011
Interest Income	$26,278	$23,318
Foreign Currency Exchange	(16,124)	12,422
Other	5,064	9,616
Total	$15,218	$45,356

The average return on cash and investments during the first three quarters of 2012 was 1.4% compared to 1.6% during the same period of 2011. The increase in interest income is attributable to increasing cash balances.

The majority of the $16.1 million currency loss in the first three quarters of 2012 was due to the strengthening of the U.S. Dollar compared to the Euro and the weakening of the U.S. Dollar compared to the Taiwan Dollar. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue and related accounts receivable. During the first three quarters of 2012, the U.S. Dollar strengthened 0.3% against the Euro and weakened 4.9% against the British Pound Sterling. Due to the timing of the currency fluctuations, these offsetting currency movements resulted in a $6.5 million gain. The U.S. Dollar weakened 2.8% compared to the Taiwan Dollar resulting in a loss of $23.1 million. The remaining net currency gain of $0.5 million is related to other currencies and timing of transactions.

The majority of the $12.4 million currency gain in the first three quarters of 2011 was due to the weakening of the U.S. Dollar compared to the Euro and Taiwan Dollar. During the first three quarters of 2011, the U.S. Dollar weakened 2.9% compared to the Euro resulting in a gain of $5.6 million. In addition, although the U.S. Dollar weakened 0.5% against the Taiwan Dollar over the nine month period, it strengthened significantly late in this period when net asset balances were larger, leading to a $6.5 million gain during the period. The remaining net currency gain of $0.3 million related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes increased 18% when compared to the same period in 2011, while our income tax expense increased by 29%, to $56.5 million, for the 39-week period ended September 29, 2012, from $43.7 million for the 39-week period ended September 24, 2011. The effective tax rate was 12.0% in the first three quarters of 2012 and 10.9% in the first three quarters of 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes of limitations for Garmin Europe. This was partially offset by the release of income tax reserves due to the expiration of a statute of limitations in Taiwan during the third quarter of 2012. The remaining difference relates to the mix of income by tax jurisdiction.

Net Income

As a result of the above, net income increased 16% for the 39-week period ended September 29, 2012 to $413.1 million compared to $355.3 million for the 39-week period ended September 24, 2011.

Liquidity and Capital Resources

Net cash generated by operating activities was $510.0 million for the 39-week period ended September 29, 2012 compared to $597.5 million for the 39-week period ended September 24, 2011. The year-over-year decline in cash provided by operating activities was driven by working capital changes partially offset by improved net income. The largest change was a decrease in cash provided by accounts receivable collections in the first half of 2012 as we experienced better collections in the fourth quarter of 2011 due to a 53-week fiscal year and improved payment terms compared to the fourth quarter of 2010. Primary drivers of the cash generation in 2012 included $413.1 million of net income with non-cash adjustments for depreciation/amortization of $62.9 million, unrealized foreign currency losses of $25.0 million and stock compensation expense of $26.4 million, $103.0 million related to accounts receivable collections, and $30.6 million of net deferred revenue and cost as required by our revenue recognition policies. This cash generation was partially offset by uses of cash including a $67.7 million reduction in other current and noncurrent liabilities related primarily to payments of royalties, payroll, advertising and sales program accruals, which are normally higher at year end, a $44.8 million increase in inventories, as we prepare for the seasonally strong fourth quarter, and a $28.1 million reduction in income taxes payable due to timing of payments.

Cash flow used in investing activities during the 39-week period ending September 29, 2012 was $304.6 million compared to $324.2 million in the 39-week period ended September 24, 2011. Cash flow used in investing activities in 2012 principally related to the net purchase of $268.5 million of fixed income securities associated with the investment of our on-hand cash balances, $26.9 million in capital expenditures primarily to support our engineering, manufacturing and general business operations, $5.2 million for purchases of intangible assets and $4.0 million for acquisitions, net of cash acquired. It is management’s goal to invest the on-hand cash in accordance with the Company’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of maximum safety. The average return on cash and investments during the 39-weeks ended September 29, 2012 was 1.4%

Net cash used in financing activities during the period was $247.1 million resulting from the use of $253.4 million for payment of our declared dividend offset by the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits. For the 39-weeks ended September 24, 2011, net cash used in financing activities was $148.0 million due to a $154.8 million payment of our declared dividend offset by the net impact of transactions related to our Company stock option plans and stock based compensation tax benefits.

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

Interest Rate Risk

As of September 29, 2012, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 29, 2012 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 14, 2009, Ambato Media, LLC (“Ambato”) filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”). On September 28, 2009, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’542 patent is invalid and/or not infringed. Following a trial, the jury issued a verdict on July 18, 2012 finding that the ‘542 patent was infringed and awarding damages of $500,000 to Ambato. On September 18, 2012, the court awarded Ambato $133,950 in pre-judgment interest. On September 28, 2012 Garmin filed a motion for judgment to be entered for Garmin as a matter of law. This motion is currently pending before the court.

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

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074. On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On September 17, 2012 Garmin filed with the U.S. Patent and Trademark Office a petition for inter partes review of the ’074 patent as being anticipated and obvious in view of the prior art. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action

Data Carriers, LLC v. Garmin USA, Inc.

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

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336. On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

On January 27, 2012, Norman IP Holdings, LLC filed an amended complaint in the United States District Court for the Eastern District of Texas naming 23 companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”) and alleging infringement of U.S. Patent Nos. 5,530,597, 5,502,689, 5,592,555, 5,608,873, and 5,771,394. On February 27, 2012 Garmin filed a motion to dismiss this lawsuit or, alternatively, for severance due to misjoinder. On August 10, 2012, Garmin’s motion to sever was granted by the court but the litigation was consolidated for all pretrial issues with the original litigation. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims of this lawsuit are without merit and intends to vigorously defend this action.

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

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”). On February 1, 2011, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’903 patent is invalid and/or not infringed. On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent. On June 29, 2012, the U.S. Patent and Trademark Office issued a second rejection of certain claims of the ‘903 patent. On September 13, 2012, the U.S. Patent and Trademark Office issued a final rejection of the reviewed claims of the ‘903 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this action are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”). On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid. On July 27, 2011, the court issued its claim construction order. Trial was held beginning on November 1, 2011. On November 9, 2011, the jury returned a partial verdict finding the patents-in-suit were valid and finding the ‘730, ‘287, and ‘321 patents were not infringed. The jury did not return a verdict regarding infringement of the ‘649 and ‘452 patents. On November 23, 2011, the parties filed motions with the court to resolve the remaining issues left unresolved by the jury’s partial verdict. On February 16, 2012, the court issued an order entering the jury’s verdict of non-infringement of the ‘730, ‘287, and ‘321 patents, granting Garmin’s motion for summary judgment of non-infringement of the ‘649 and ‘452 patents, and dismissing the case. On March 13, 2012 Triangle Software filed a motion to alter or amend judgment and a motion for a new trial. These motions were denied by the District Court on April 2, 2012. Triangle has filed an appeal to the United States Court of Appeals for the Federal Circuit. On August 16, 2012 Garmin filed its responsive brief to the appeal. On September 4, 2012, Triangle filed a reply brief to Garmin’s responsive brief. Although there can be no assurance that an unfavorable outcome of Triangle Software’s appeal would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend the appeal.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes during the 13-week period ended September 29, 2012 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: November 7, 2012

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

