Form 10-K
period 2012-12-29
GARMIN LTD
filed 2013-02-27
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-31983

GARMIN LTD.

(Exact name of registrant as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
Mühlentalstrasse 2
8200 Schaffhausen	N/A
Switzerland	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 10.00 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

YES ☐ NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $4,625,690,840.

Number of shares outstanding of the registrant’s common shares as of February 25, 2013:

Registered Shares, CHF 10.00 par value – 208,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Part of Form 10-K into
Document	which Incorporated
Company's Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed no later than 120 days after December 29, 2012.	Part III

Garmin Ltd.

2012 Form 10-K Annual Report

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

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Beginning in 2011, for external reporting purposes, the Company identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. Prior to 2011, the Outdoor and Fitness operating segments were combined into a single reportable segment due to the similar nature of those products, their production processes, the types of customers served, their distribution processes, and similar economic conditions. Management re-evaluated the combination of these operating segments and determined that based on the growth characteristics of these segments they should now be reported as two distinct reportable segments. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1 and has been restated to reflect the five operating segments as discussed above for all periods presented.

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 112 million products, which includes the delivery of over 15 million products during 2012.

Automotive/Mobile Product Introductions

In April 2012, Garmin announced that it will provide a fully integrated, factory-installed infotainment system for most American 2013 model year Suzuki vehicles

In September 2012, Garmin announced the next generation of its award-recognized navigation system built into various Chrysler vehicles.

Outdoor Product Introductions

Garmin expanded its line of products for golfers in 2012 with the introduction of the Approach® S3 touchscreen GPS golf watch that comes preloaded with 27,000 worldwide golf courses..

In July 2012, Garmin announced the fēnix™ GPS watch for outdoor activities such as mountaineering, hiking, cycling, hunting and backpacking. In July 2012, Garmin announced the Alpha™ integrated tracking and training system for sporting dogs.

Fitness Product Introductions

Garmin added to its line of products for fitness enthusiasts in 2012 with the Garmin Swim™, its first training watch designed specifically for swimmers that lets users track stroke type, stroke count, distance, pace, and lengths. Garmin also announced the Forerunner® 10 entry-level running watch.

Marine Product Introductions

During 2012 Garmin introduced the echoMAP™ 50s and 70s combination fishfinders/ chartplotters and the GPSMAP® 500 and 700 line of chartplotters and combination chartplotter/sonar units.

Aviation Product Introductions

Among Garmin’s aviation product introductions in 2012 were a comprehensive suite of certified and portable ADS-B solutions as well as the GWXTM 70 doppler-enabled weather radar, the G5000HTM integrated flight deck for twin turbine, medium lift helicopters and new features for the GTN series of touchscreen avionics.

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

Automotive/Mobile

Garmin offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market. Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics. The table below includes a sampling of the primary automotive and mobile products and applications that Garmin currently offers to consumers around the world.

nüvi®
(34 models)	The nüvi is Garmin’s popular personal navigation device (PND). All nüvi models combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface. Different nüvi models and optional add-ons offer a plethora of additional feature sets, including a wide screen display, integrated traffic receiver for traffic avoidance (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - thousands of high quality photos of actual upcoming junctions, 3-D building view, Bluetooth® hands-free capability, built-in maps of Europe, and the ability to add custom points of interest and a custom GPS voice. Bluetooth enabled models are compatible with Garmin Mechanic and ecoRoute™ HD, which provide engine monitoring, sensor and gauge data, fuel efficiency and engine diagnostics. In January 2013 Garmin announced the 2013 line of nüvis. New to the 2013 line are, among other features, Garmin Real Directions™ which guides drivers by telling them to turn at recognizable landmarks, buildings, stop signs and traffic lights, and Active Lane Guidance which features voice prompts and visual lane animation. In addition, the 2013 line of nüvis feature an all new design and larger screens that range from 4.3 to 7 inches. In fiscal years 2012, 2011 and 2010, the nüvi class of products represented approximately 43%, 48%, and 54% of Garmin’s total consolidated revenues, respectively.

fleet™ 590	In January 2013, Garmin announced the fleet 590, which is Garmin’s first portable and connected fleet management GPS that combines the necessities of fleet management with the simplicity of Garmin navigation. The fleet 590 delivers an integrated tracking and dispatch fleet system for business owners and their drivers.

zūmo®
(4 models)	Motorcycle-specific navigators with features including a glove-friendly touch screen with high bright sunlight-readable display, motorcycle mount, vibration-tested design, and Bluetooth wireless technology. A microSD™ (secure digital) card slot allows riders to share their favorite places and rides with fellow zūmo riders. The zūmo 660LM and 665LM feature 3-D building view, lane assist with junction view, a digital fuel gauge and lifetime map updates. The 665LM includes an antenna for XM Satellite Radio®, XM NavWeather® and XM NavTraffic® (subscription is required for XM content). In June 2012 Garmin announced the zūmo 350LM, which is light-weight, includes lifetime map updates and transmits guidance information via compatible Bluetooth headsets/helmets.

dēzl™
(4 models)	Navigators designed exclusively for the over-the road trucking industry. The dēzl features a large display, a built-in loudspeaker, and offers a number of additional user-friendly features including truck-specific points of interest (POIs), hours, fuel and mileage logging, truck speed limits and advanced navigation and route planning and calculation with Garmin’s nüRoute™ technology. In August 2012 Garmin announced the dēzl 760LMT which is Garmin’s first trucking navigator with a seven-inch display and a new Active Lane Guidance feature that helps trucks navigate intersections and exits. The dēzl 760LMT also includes lifetime map and traffic updates, and has the ability to receive real-time information, such as fuel prices, traffic camera images and weather through Smartphone Link.

StreetPilot®
For Windows® Phone
Application	This smartphone application is designed specifically for Windows phones, and provides users turn-by-turn, voice-prompted directions and other popular Garmin navigation features.

Streetpilot Onboard
Application	This application is designed specifically for Apple iPhone and iPad devices, and it turns such devices into a premium GPS navigator with turn-by-turn, voice-prompted directions that speaks street names and automatically calculates a new route if the user gets off track.

Smartphone Link	Allows any Bluetooth enabled 2012 or 2013 Garmin nüvi and an Android smartphone to communicate and share data. Among other functionalities, the application lets nüvi users add live services, such as traffic information, traffic camera images, weather and fuel prices to their navigation device, utilizing the smartphone's mobile data plan. Smartphone Link is available at no cost in the Android Market and includes several free live services as well as premium content available through subscriptions.

NAVIGON
MobileNavigator	The NAVIGON MobileNavigator application transforms a user’s iPhone into a mobile navigation device, and provides useful information such as route distance, time of arrival, motorway services, gas stations, speed limits and border crossings.

NAVIGON
for
Windows Phone 7	With NAVIGON for Windows Phone 7, users can turn their Windows mobile phones into a mobile navigation device with features such as text-to-speech spoken turn-by-turn navigation instructions, Reality View Pro junction information and depictions, and Lane Assist Pro.

NAVIGON
MobileNavigator
Android	With NAVIGON MobileNavigator Android, users can turn their Android mobile phones into a mobile navigation device with features such as text-to-speech spoken turn-by-turn navigation directions, Reality View Pro junction information and depictions, Lane Assist Pro, and live real-time weather and traffic information.

Outdoor

The table below includes a sampling of the outdoor products that Garmin currently offers to consumers around the world.

Dakota®
(2 models)	The Dakota series is Garmin’s entry level series of handheld GPS navigators with built-in mapping. The Dakota 10 is a rugged, palm-sized navigator that offers a touchscreen display, high-sensitivity GPS, and a built-in worldwide basemap. The Dakota 20 adds a barometric altimeter, 3-axis electronic compass, and a microSD™ card slot for optional customized maps. The 20 model also allows a user to share waypoints, tracks, routes and geocaches wirelessly with other compatible Dakota, Foretrex®, Oregon® and Colorado® users.

Oregon®
(8 models)	In January 2013, Garmin announced the all new Oregon 600/600t and 650/650t, which offer a rugged, sunlight-readable, touchscreen along with a built-in basemap with shaded relief, a high-sensitivity receiver, barometric altimeter, 3-axis electronic compass, microSD™ card slot, picture viewer and more. The high-end Oregon 650 and 650t models each come with a built-in 8 megapixel autofocus digital camera, and each photo taken by these devices is automatically geotagged with the location of where it was taken, allowing the user to navigate back to that exact spot in the future.

Rino®
(4 models)	Handheld two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) radios that integrate two-way voice communications with GPS navigation. Features include patented “peer-to-peer position reporting” so you can transmit your location to another Rino radio. The Rino 120 offers an FRS/GMRS radio plus GPS navigator with an internal basemap and MapSource compatibility for street-level mapping. The Rino 610 is an entry level 1-watt FRS/GMRS radio handheld GPS radio is powered by four AA batteries and comes pre-loaded with a worldwide basemap. The Rino 650 and 655t 5-watt FRS/GMRS radios have a communication range of up to 20 miles and have evolved to include a 2.6” glove-friendly touchscreen and include features such as a barometric altimeter, 3-axis tilt compensated compass and NOAA weather radio.

fēnix™	In July 2012 Garmin announced the fēnix, which is Garmin’s first GPS wrist watch for outdoorsmen, such as mountaineers, hikers, cyclists, hunters and backpackers. The fēnix provides comprehensive navigation and tracking functionalities, as well as trip information, such as heading, elevation and weather changes.

Montana™
(3 models)	The Montana features a ruggedized design with multiple mounting and battery options, dual-orientation and screen layout options and support for a wide range of Garmin cartography. It has a barometric altimeter for elevation profiling and ability to profile the route ahead using an included worldwide elevation model. The included 3-axis compass gives it a heading while standing still or when not held level. Montana 600 is the base model and features a 4-inch color touchscreen dual orientation display and supports multiple mapping options like BirdsEye Satellite Imagery, BlueChart® g2 and TOPO U.S. 24K. Montana has key features for the outdoors such as a 3-axis tilt-compensated compass and barometric altimeter. Montana 650 adds a 5 megapixel camera, and Montana 650t adds preloaded TOPO U.S. 100K maps.

eTrex®
(4 models)	Evolving from one of the world’s most reliable and popular handhelds,in 2011 this entry level option was given enhanced ergonomics, an improved interface, paperless geocaching and in certain models, a 65k color screen with expanded mapping capabilities. These additions, along with up to 25 hours of battery life, make the eTrex more versatile and user-friendly, while maintaining its durability.

GPSMAP®62
(5 models)	Rugged outdoor handheld devices for hunters, hikers, geocachers and outdoors enthusiasts. The basic GPSMAP 62 includes a built-in worldwide basemap with shaded relief. The GPSMAP 62s adds a 3-axis tilt-compensated electronic compass and wireless connectivity for sharing routes, tracks, waypoints and geocaches between other compatible Garmin handhelds. The GPSMAP 62s also includes a barometric altimeter that tracks changes in pressure to pinpoint the precise altitude. In addition to these features, the GPSMAP 62st includes preloaded 100K topographic maps for the entire United States (or preloaded 50K topographic mapping of Canada for the Canadian version). The GPSMAP 62stc features a 3-axis tilt-compensated compass, a barometric altimeter, 5 megapixel autofocus camera with photo navigation, preloaded TOPO U.S. 100K maps and supports custom maps and BirdsEye™ Satellite imagery (subscription required). The GPSMAP 62sc features a 3-axis tilt-compensated compass, a barometric altimeter, a 5 megapixel autofocus camera with photo navigation, and support for Custom Maps and BirdsEye™ Satellite imagery (subscription required).

Approach®
(5 models)	The Approach G5 is a waterproof, touchscreen, handheld GPS for golfers that features over 19,500 preloaded golf course maps. Approach G5 uses a high-sensitivity GPS receiver to measure individual shot distances and show the exact yardage to fairways, hazards and greens. A statistic-tracking feature allows users to track and analyze their golf statistics. The Approach G6 is a sleek, slim glove-friendly device weighing just over three ounces that comes preloaded with over 29,500 worldwide courses. The Approach G3 is a smaller, lighter version of the G5, yet still offers over 19,500 preloaded courses. The Approach S1 and S3 are wearable golf watches that display precise yardages to the front, back and middle of greens. The Approach S3 comes preloaded with over 29,500 courses, has a touchscreen and includes manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag.
Astro®
(1 model)	High sensitivity GPS-enabled dog tracking system. The Astro 320 is designed to pinpoint up to ten dogs’ positions at one time through all-weather collars and a handheld system. The system also provides a Dog Tracker page and a Covey Countertm to assist the hunter. It is loaded with many of the features of our outdoor devices including: barometric altimeter, electronic compass, microSD slot, area calculator and a waterproof exterior. , The Astro 320 is fully compatible with Garmin’s DC 20, DC 30, and DC 40 dog tracking collars and accessories. In addition to the pre-installed basemap, the Astro 320 can be loaded with 100k or 24k Topo maps or photorealistic BirdsEye™ Satellite Imagery (annual subscription required). The Astro 320 has 1.7 gigabytes of on-board memory available for loading maps, and a microSD slot for pre-loaded cards.

Alpha™ 100/TT™10	Alpha combines proven Garmin GPS dog tracking technology with Tri-Tronics® electronic dog training. The integrated handheld system allows users to track and train their dogs in the field from a range of up to 9 miles, delivering their exact position as often as every 2.5 seconds. A single Alpha 100 can track up to 20 dogs or fellow hunters when using either additional Alpha 100 handhelds or TT 10 track and train dog devices.

Bark Limiter™	In January 2013, Garmin announced the Bark Limiter, which is an intuitive electronic bark correction device that was designed by Garmin using proven Tri-Tronics; dog training technology. Bark Limiter uses accelerometer-based bark identification to distinguish between barking and other vocalizations.

Delta™	In January 2013, Garmin announced the Delta series of training collars for dogs. Using proven Tri-Tronics technology, the Delta remote training device includes an easy-to-read LCD screen, intuitive, 3-button front controller, separate side buttons for level adjustment and dog selection. Delta can also remember an individual dog’s training settings and is optimized to work on all dog breeds and coat lengths.

GTU™ 10 GPS Tracker	A GPS locator that combines a web-based tracking service with GPS technology so the user can keep track his or her children, pets and property by monitoring the device’s location through either Garmin’s secure website using any computer or with the free Garmin Tracker™ app.

OpenCaching App	Allows users to participate in geocaching by hiding, finding, logging and sharing cache information from their smartphone.

Fitness

The table below includes a sampling of the fitness products and applications that Garmin currently offers to consumers around the world.

Forerunner®
(7 models)	Compact, lightweight training assistants for athletes with integrated GPS sensor that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function and heart-rate based calorie computation. All models allow runners to upload their data to Garmin Connect™, where they can store, analyze and share their workout data. The Forerunner 610 is Garmin’s flag ship running watch. It has a touch-screen and includes Virtual Racer™, which allows runners to race against their previous best times, using data stored on the watch. In August 2012, Garmin announced the Forerunner 10, which is an entry level watch for runners, joggers and walkers of all levels. The Forerunner 10 provides users the most essential data – time, distance and pace – while also identifying their personal records along the way. The Forerunner 310XT model, which was designed specifically for triathletes, is water-resistant to 50m and tracks biking and running data (and optional heart rate data). The Forerunner 910XT is the latest model that was designed specifically for triathletes and it is an all-in-one GPS-enabled device that provides detailed swim metrics and tracks distance, speed/pace, elevation and heart rate for running and cycling. Designed for both open water and pool swimming, Forerunner 910XT is water resistant to 50 meters and offers extensive swim metrics, including swim distance, stroke identification, stroke count and pool lengths.

Edge®
(5 models)	Integrated personal training systems designed for cyclists. The Edge 200 measures speed, distance, time, calories burned, climb and descent, altitude and more. The Edge 500 is geared toward performance-driven cyclists and tracks the cyclist’s distance, speed, location and elevation with high sensitivity GPS, and also tracks the cyclist’s heart rate with an optional heart rate monitor (sold separately). The Edge 800 added a touchscreen interface to the Edge family of products. In January 2013, Garmin announced the Edge 810 and 510, which are Garmin’s first dedicated cycling devices with real-time connectivity that combine the most popular features of the Edge 800 and 500 while adding advanced connected features through a smartphone, such as live tracking, social media sharing and real-time weather updates.

Garmin Swim™	In June 2012, Garmin announced Garmin Swim, which is a watch that is designed for swimming pool use and allows users to track stroke type, stroke count, distance, pace and lengths. Users can also upload their swim data to Garmin Connect, where they can store, analyze and share the data.

Garmin Fit™ Application	Garmin’s first fitness app that lets users track metrics such as speed, pace, distance, time, calories, and with optional Garmin accessories displays heart rate and cadence. Garmin Fit also maps and automatically uploads workouts to Garmin’s Garmin Connect, which is Garmin’s website where users can track their workout data.

Garmin Connect
Mobile Application	Garmin Connect Mobile turns a user’s Garmin Edge 510 or 810 cycling computer into a connected device capable of sharing the user’s activities as they happen and wirelessly uploading them to Garmin Connect, where the user can store, analyze and share them. The app also provides real-time weather data and allows users to wirelessly download courses to use on their rides.

Marine

Garmin’s marine products include handhelds, network products and multifunction displays, fixed-mount GPS/chartplotter products, instruments, fishfinders, radar, autopilots, VHF radios, marine watches, marine networking products, and sounder products. The table below includes a sampling of some of the marine products that Garmin currently offers to consumers.

Marine Chartplotters and Networking Products

GPSMAP® 7000 series
(4 models)	The GPSMAP 7000 series of large format touchscreen multi-function displays include Garmin’s G Motion technology, which delivers ultra-smooth map panning and zooming with virtually seamless graphical updating in all dimensions. The 7000 series chartplotters also feature a low-level backlight display and a backlit keypad for use in low-light conditions without compromising vision. The GPSMAP 7x15 series offers a large 15-inch diagonal XGA (1024 x 768 pixel) sunlight readable touchscreen display, and is offered in two models – the GPSMAP 7015 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 7215, which comes pre-loaded with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas. Mariners can also opt for the same XGA resolution in a 12-inch diagonal screen configuration with the GPSMAP 7012 and GPSMAP 7212 models, which offer a worldwide basemap and coastal charts respectively. All models are compatible with an optional wireless remote and a wireless mouse for additional flexibility and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

GPSMAP 6000 series
(4 models)	Like the 7000 series, the 6000 series key multi-function models also offer Garmin’s G Motion technology and the features to improve visibility in low-light conditions. The GPSMAP 6x12 series features a traditional soft-key interface with an alphanumeric keypad and a 12-inch diagonal XGA (1024 x 768 pixel) sunlight readable display. Within this family, Garmin offers the GPSMAP 6012 with an enhanced worldwide satellite imagery basemap; and the GPSMAP 6212 with highly detailed U.S. coastal charts and Explorer Charts for the Bahamas preloaded. For a smaller display, the GPSMAP 6x08 series offers an 8-inch VGA (640 x 480) sunlight readable display with a soft-key interface. The models in the GPSMAP 6000 series are all compatible with an optional wireless remote and also offer expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity.

GPSMAP 5200 series/
5000 series
(6 models)	These touch-screen multifunction displays for the Garmin Marine Network (a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data) offer ease of use and video-quality resolution and color. The 5212 (which offers a 12-inch diagonal display) and the 5208 (which offers an 8-inch diagonal display) come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance. The 5215 and 5015 offer 15-inch diagonal sunlight-readable touchscreen displays.

GPSMAP 4000 series/
4200 series (6 models)	These key multifunctional displays for the Garmin Marine Network offer ease of use and video-quality resolution and color. The 4212 (which offers a 12-inch diagonal display) and 4208 (which offers an 8-inch diagonal display) come pre-loaded with detailed U.S. coastal charts, including Explorer Charts, and are compatible with Garmin’s BlueChart® g2 Vision™ charts (sold separately) which offer high-resolution satellite imagery, 3-D map perspective, aerial reference photos, and auto guidance. The 4210 and 4010 feature 10.4-inch diagonal sunlight- readable displays.

GPSMAP 6x0and 7x0 series
(6 models)	The 6x0 series chartplotters offer a WVGA touchscreen display and provide navigational support for both marine mode and automotive mode (when loaded with optional City Navigator® NT road maps for North America). The 7x0 models, which offer a 7-inch diagonal display, are touchscreen controlled stand-alone marine chartplotters offering radar capability and built-in sonar.

GPSMAP 500 and 700
Series (8 models)	In November 2012, Garmin announced the new GPSMAP 500 and 700 series. The GPSMAP 741 and 721 are 7 inch WVGA multi-touch chartplotters with internal high sensitivity 10Hz GPS/GLONASS receivers, pitch-to-zoom capability, preloaded mapping (the 741 is preloaded with US coastal and lake mapping, and the 721 is preloaded with a worldwide basemap), media integration and autopilot, radar support, and NMEA 2000 and wireless connectivity. The GPSMAP 741xs and 721xs include HD-ID sonar with CHIRP capability. The GPSMAP 547 and 527 are 5 inch chartplotters with internal high sensitivity 10Hz GPS/GLONASS receivers and preloaded mapping (the 547 is preloaded with US coastal and lake mapping, and the 527 is preloaded with a worldwide basemap). The GPSMAP 547xs and 527xs include HD-ID sonar with CHIRP capability.

GPSMAP 5x6 and 5x1
series (11models)	Building upon the success of the GPSMAP 400 and 500 series, the new chartplotters in the GPSMAP 5x6 and 5x1 series come standard with an internal high-sensitivity GPS receiver that allows for faster acquisition times and better satellite tracking so that boaters are able to acquire and maintain a GPS fix more easily. In addition, these units boast an improved, high-speed digital design that will increase map drawing and panning speeds. The sounder (“s”) version of each model comes with a powerful dual-frequency transducer that clearly illustrates depth contours, fish targets and structures in either fresh or salt water. Many of the new models in this series are also NMEA 2000 certified and can interface with Garmin’s full lineup of NMEA 2000 marine sensors and autopilots, as well as many other third-party sensors.

GPSMAP 4x1
series (4 models)	With a 4-inch QVGA sunlight-readable display, the GPSMAP 4x1 series was designed for the boater who wants high performance in a small package. These units feature a high-sensitivity GPS receiver and faster processors, and are offered with the same cartography configuration as the GPSMAP 5x1 series. Likewise, the GPSMAP 4x1s series is also available with a built-in sonar with a 500-watt RMS dual-frequency transducer for offshore use and a 400-watt RMS with a dual beam transducer for inland use. For satellite weather and radio data, the GPSMAP 441 and 421 are also compatible with the GXM 51 receiver.

echoMap™
Chartplotter/fishfinder
combo series (2 models)	In November 2012, Garmin announced the echoMap 50s and 70s, which are chartplotter/fishfinder combinations with a 5 inch display, 10 Hz GPS/GLONASS and HD-ID sonar.

GSD 22, 24
and 26	These “black-box” sounders interface with Garmin display units and chartplotters and enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package.

GMS 10	The GMS 10 Network Port Expander is the "nerve center" of the Garmin Marine Network. This 100-Mbit switch is designed to support the connection of multiple sensors to the Garmin Marine Network.

Other Marine Products

GMI™ 10	The GMI 10 is a NMEA 2000 and NMEA 0183 compliant instrument that displays data from multiple remote sensors on one screen. Mariners can use the GMI 10 to display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon what sensors are connected.

GPSMAP 78sc
Marine-friendly GPS handheld featuring a new contemporary industrial design with rubber side grips. The GPSMAP 78sc includes high-end features such as a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States.

VHF Marine Radios
(4 models)	This series of marine radios offers differing feature sets for the radio needs of all types of mariners. The VHF 100 is an entry-level, NMEA 0183 compatible VHF marine radio. The VHF 200 is NMEA 2000 compatible. The next step up is the VHF 300, which is designed for 35+ foot boats and is NMEA 2000 and NMEA 0183 compatible and offers multi-station support. Also designed for 35+ foot boats, the VHF 300 AIS is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Marine
Autopilot Systems
(7 models)	The GHP 12 is a full-featured marine autopilot designed for 20- to 70-foot sailboats with linear-actuated steering systems, and for powerboats with both solenoid-driven and cable-actuated steering systems, as well as those with third party hydraulic pumps. The GHP 10 autopilot is also for powerboats and comes with Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, allowing the helmsman to maneuver the boat. This autopilot automatically re-engages when a steady course is held by the helmsman. The TR-1 Gold Marine Autopilot offers remote steering and speed control to operators of small gasoline outboard motor boats up to 20 horsepower. Finally, the GHP 10V Autopilot System for Volvo Penta IPS and Sterndrive Joystick Systems is approved for use with boats that have an integrated Volvo Penta IPS steering and propulsion system and features Garmin’s Shadow Drive™ technology, a patented capability that automatically disengages the autopilot if the helm is turned, allowing for quick and safe manual maneuvers without manually disengaging the autopilot. In February 2012, Garmin announced the GHP™ 20 Steer-by-Wire Autopilot that is certified for VIPER (Viking Independent Programmable Electro-hydraulic Rudder) steering systems on VIKING yachts. Garmin also announced in February 2012 the GHP 20 Steer-by-Wire Autopilot that is certified for all Teleflex Marine Optimus Electronic Power Steering (EPS) systems. In September 2012, Garmin announced the GHP 20 Autopilot with SmartPump for boats with hydraulic steering.

Standalone Fishfinders
(7 models)	Garmin offers 7 different standalone fishfinder options spanning various price points. The latest addition to Garmin’s fishfinder lineup is the echo™ fishfinder series, a line of standalone fishfinders that all offer an updated look and new Garmin HD-ID™ target tracking technology. The echo™ line ranges in price points from models with grayscale displays to the highest-end echo 550C, which features a video-quality 640x480 pixel 5-inch VGA screen, a powerful 500-watt sonar transmitter, and offers fish arch display and bottom tracking as deep as 1,900 feet.

Radar
(9 models)	Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen. The GMR™ 18 is a digital radome product with a 4 kilowatt radar with 36 nm range that is 0.45 m in diameter and comes with an antenna with 5.0° beamwidth. The GMR 404 and 406 open array radar scanners provide even greater clarity and a 72 nautical mile range. The GMR 18 HD and GMR 24 HD radomes feature digital signal processing providing sharper radar imagery and improved target separation. The newest generation of open-array digital radar scanners are the GMR™ 1204/1206 xHD, the GMR 604/606 xHD and the GMR 404/406 xHD models, which transmit with 12, 6 and 4 kilowatts of power respectively. All six of these open-array scanners have a maximum effective range of 72 nautical miles.

quatix™	On January 17, 2013 Garmin announced the quatix, which is Garmin’s first GPS watch designed for mariners, both power and sail. The quatix combines pivotal marine features and provides both navigation and sailing capabilities while integrating Garmin’s GPS technology and interface.
BlueChart® Mobile
Application	In February 2012, Garmin announced the BlueChart Mobile application for Apple iPad and iPhone devices. The application provides mariners the features and BlueChart data included on our Garmin chartplotters on their iPad or iPhone devices.

Nexus MarineProducts	In September 2012, Garmin acquired Nexus Marine AB (now known as Garmin Stockholm AB), a leading supplier of instrumentation for the sailing and yachting market. Nexus designs and manufactures sailing instrumentation systems, and it also supplies binoculars, accessories and Silva branded marine compasses.

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

Garmin offers its range of avionics to leading General Aviation aircraft manufacturers such as the Cessna Aircraft Company, Cirrus Aircraft, Diamond Aircraft Industries, Embraer, Piper Aircraft, Inc., DAHER- SOCATA and Quest Aircraft through the installation of the G1000 integrated flight deck as original equipment aboard new aircraft. This system integrates attitude, heading, air data, navigation, communication, engine monitoring, autopilot, and other aircraft functions into a single cohesive system which interfaces with the flight crew using a set of large, bright TFT displays. Garmin has expanded the G1000 certifications to the helicopter market with the G1000H, a version of the G1000 specifically designed for helicopters. Garmin has also announced its next generation integrated flight deck systems, the G2000, G3000 and G5000, which have been selected by aircraft manufacturers such as Cessna Aircraft Company, Bombardier, and Honda Aircraft Corporation.

The table below includes a sampling of some of the aviation products currently offered by Garmin:

Handheld and portable aviation products:

aera® series
(6 models)	Combines the latest aviation portable with a full-featured automotive GPS, allowing pilots to transition between aviation to automotive mode with one touch. Featuring a 4.3-inch QVGA wide-format display with touchscreen interface, all aera models come with preloaded automotive maps, a built-in terrain/obstacles aviation database, patented Panel Page instrument display, and other features. When in aviation mode, pilots see colorful icons that use intuitive pictures and labels to indicate their function. As Garmin’s flagship portable aviation product, the aera 796 incorporates the popular features of the GPSMAP® 696, while also adding new capabilities such as a touchscreen user interface, pilot-selectable screen orientation and 3D Vision. The aera 796 also takes the pilot one step closer to a paperless cockpit with a digital document viewer, scratch pad and pre-loaded geo-referenced AeroNav IFR and VFR enroute charts. The aera 795 has the same features as the aera 796 except does not include XM radio and weather.

GPSMAP 695/696	The GPSMAP 696 offers a bright 7-inch screen, preloaded detailed electronic charts, preloaded airways and IFR map mode. The GPSMAP 696 has a receiver for XM radio and XM WX Satellite Weather (U.S. customers only) that gives next generation radar (NEXRAD), aviation routine weather reports (METARs), terminal aerodrome forecasts (TAFs), temporary flight restrictions (TFRs), lightning, winds aloft, turbulence forecasts, and several other important weather products (XM subscription required). The GPSMAP 695 has the same features except for XM radio and weather.

Garmin Pilot™	Garmin Pilot is a premium flight planning, flight plan filing, and pre-flight weather application for display on iOS devices, including the Apple iPad and iPhone, and Andoid-based mobile devices. It provides instant access to comprehensive U.S. and Canada weather data — including NEXRAD radar, visible and infrared cloud imagery, METARs, TAFs, AIRMETs, SIGMETs, PIREPs, NOTAMs, winds and temperature aloft, PIREPs, TFRs and lightning data — as it becomes available

SafeNav™ Powered
by Garmin™	Garmin and I.D. Systems, Inc., a leading provider of wireless asset management technology, together provide SafeNav™ Powered by Garmin™, an on-vehicle, GPS-based navigation and alert system designed to provide airport vehicle operators with real-time situational awareness, with the goal of avoiding accidental runway incursions.

GDL® 39	In July 2012, Garmin announced the GDL 39, which combines a dual-link ADS-B receiver and Garmin GPS receiver into a single unit that streams ADS-B datalink traffic and subscription-free weather to select Garmin portable aviation products.

Integrated avionics systems:

G5000™	The G5000 is the first touchscreen-controlled integrated glass avionics suite designed for FAR Part 25 business jets. The G5000, which is scalable for use in a wide range of two-crew aircraft, from light jets to super-midsize and larger models, is designed specifically for crew-flown turbine aircraft and combines a dual multi-sensor flight management system (FMS), touchscreen vehicle management units, and multi-pane cockpit displays. These widescreen displays with touchscreen controls give pilots more useful information at their fingertips than ever before, such as worldwide weather, Garmin’s synthetic vision technology (SVT™), aircraft synoptics, and electronic flight charts.

G3000™	The G3000, which is designed for use in FAR Part 23 turbine aircraft, is the first touchscreen-controlled integrated flightdeck for light turbine aircraft. It features extra-wide 14.1-inch displays with split-screen MFD viewing functionality and PFD terrain simulation in 3-D perspective with SVT™ Synthetic Vision Technology. The G3000 includes a stability augmentation function called Garmin’s Electronic Stability and Protection (Garmin ESP) system. This electronic monitoring and correction technology works to assist the pilot in maintaining the aircraft in a safe, flight-stable condition, helping in certain situations to prevent the onset of stalls and spins, steep spirals or other loss-of-control conditions should the pilot become distracted, disoriented or incapacitated during flight. Garmin ESP is offered as an option on select G3000 and G1000-equipped aircraft.

G2000®	The G2000 is Garmin’s premium glass flight deck for piston aircraft, bringing a touchscreen user interface, graphical flight synoptics, enhanced situational awareness and more to the cockpit. As with the G3000 and G5000, the G2000 utilizes the GTC™ 570 vehicle management system, a 5.7-inch diagonal touchscreen controller that uses a desktop-like menu interface with intuitive icons. The GTC 570 allows for full control for radio management, audio management, flight management, weather systems management, synoptics, and other vehicle systems. The touchscreen also enhances ease of use through functions like “back” and “home” that let pilots quickly retrace their steps or return to the home screen. The GTC 570 vehicle management system uses patent pending, infrared touchscreen technology, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

G1000®	The G1000 integrates navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. The G1000 offers general aviation airplane manufacturers an easy-to-install solution for flight displays and provides the aircraft owner the benefits of a state-of-the-art avionics system which relies on modern technologies such as solid state components and bright, sunlight-readable TFT displays.

G1000H®	The G1000H is an all-glass avionics system designed specifically for the VFR Part 27 helicopter market. The G1000H provides important flight data, flight instrumentation, navigation, communication, weather, terrain, traffic, identification, and diagnostics and maintenance computer, and presents it digitally to the pilot on large, high-resolution displays.

G600	The G600 brings the style and function of an all-glass integrated avionics suite to the retrofit market for FAR Part 23 Class I, II or III aircraft. The G600 incorporates two individual displays, a PFD and MFD, in a customized package specifically designed for easy retrofit installation. The G600 is designed to communicate and integrate with Garmin’s WAAS enabled panel mount products, and provides essential information such as attitude, air data, weather, terrain and traffic. Garmin has received the FAA’s Approved Model List Supplemental Type Certification (AML STC) for the G600, which will simplify certification for over 600 different aircraft models. The FAA has approved a Supplemental Type Certificate (STC) package for Reduced Vertical Separation Minimum (RVSM) certification of the G600 installed in select aircraft. The STC package is available for G600 installations on the Cessna 441 Conquest II with an ARC 1000 autopilot, which enables Conquest II operators to fly RVSM flight profiles from Flight Level 290 to the aircraft’s maximum operating altitude. This allows Conquest II pilots to gain fuel savings, lower their carbon footprint, increase range and give them the flexibility to fly above bad weather. In October 2012, Garmin announced new features and additional compatibilities for the G600 and G500. With the latest software and the new GAD 43e adapter, the G600 and G500 can display and control such data as altitude preselect and vertical speed, DME distance, analog radar altitude, and analog nav data.

G500	Designed specifically for FAR Part 23 Class I/Class II aircraft (single and twin engine aircraft under 6,000 lbs.), the G500 is an affordable, dual-screen electronic flight display that works with a pilot’s separate Garmin avionics stack to provide a fully TSO’d “glass cockpit” retrofit option.

G500H	An all-glass avionics system designed specifically for the VFR Part 27 helicopter market. The G500H contains dual 6.5-inch LCD screens, mounted side-by-side in a single bezel, which puts Primary Flight Display (PFD) and Multi-Function Display (MFD) capabilities right in front the helicopter pilot. The G500H has been optimized for rotorcraft and offers features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, XM WX Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

G5000H®	In February 2012, Garmin announced the G5000H, which is an integrated flight deck specifically designed for twin turbine, medium lift helicopters. The G5000H combines widescreen displays with touchscreen controls.

G900X™	An all-glass integrated avionics system specifically designed for kitplane builders of the Lancair and Van’s RV-series aircraft. The G900X is a fully-customizable glass cockpit for installation in experimental/kitbuilt and light sport aircraft. The G900X offers a customizable PFD/MFD combination that features one, two or three all-glass displays; magnetometer; ADAHRS (combined air data and AHRS unit) and engine monitoring.

GDU 370/375	Multifunction displays for the light sport retrofit and experimental aircraft markets.

Panel-mount aviation products:

GNS 400W Series
(3 models)	The GNS 430W is the Wide Area Augmentation System (WAAS) successor to Garmin’s popular GNS 430, which was the world’s first ‘‘all-in-one’’ IFR certified GPS navigation receiver/traditional VHF navigation receiver/instrument landing systems receiver and VHF communication transmitter/receiver. Features available in different 400 series models include 4-color map graphics, GPS, communication and navigation capabilities. Helicopter Terrain Awareness and Warning System (HTAWS) is an option for the GNS 430W/530W series navigators. When added to the GNS 430W/530W, helicopter pilots receive graphical and audible alerts of potential terrain and obstacle conflicts along the flight path.

GTN 650 and 750	The GTN 650 and 750 are the successors to the GNS 430W and 530W. The GTN 650 and GTN 750 feature newer capabilities for GPS/NAV/COM systems like touchscreen operation, graphical flight planning with victor airways and high-altitude jet routes, remote transponder, remote audio control (750 series only), SafeTaxi® and electronic chart capabilities (750 series only).

GTS™ TAS and
TCAS I Systems	The GTS 800 series of traffic avoidance products combines active and passive surveillance data to pinpoint specific traffic threats. The systems use Garmin’s patent-pending CLEAR CAS™ technology and correlate automatic dependent surveillance broadcast (ADS-B) with radar targets. The GTS 800 TAS is a lower-cost system, offering 40 watts of transmit power and a range of up to 12 nautical miles. The GTS 820 TAS delivers 250 watts of transmit power and up to 40 nautical miles of interrogation range. The GTS 850 TCAS I satisfies all TCAS I collision avoidance criteria for higher-capability turboprops and jets. It features the same 250 watt performance as the GTS 820, and also meets the FAA’s TCAS I certification criteria.

GTS 8000	In October 2012, Garmin announced the GTS 8000 Traffic alert and Collision Avoidance System (TCAS II)/Airborne Collision Avoidance System (ACAS II) for transport category aircraft. The GTS 8000 meets the most recent TCAS II/ACAS II standardization requirements, including Change 7.1 compliance.

GI-102A & 106A	Course deviation indicators (CDIs). The GI-106A is a course deviation indicator that displays rectilinear needle movements indicating where an aircraft is located relative to a VOR radial, GPS course, or instrument landing system signal, and contains integral GPS, NAV and VLOC mode annunciators.

GMA
(5 models)	The GMA 340 is a TSO’d audio panel with six-place stereo intercom and independent pilot/co-pilot communications capabilities. The GMA 240 is a versatile, non-TSO’d audio panel designed for experimental and light sport aircraft. The GMA 350 and GMA 350H audio panels are designed for fixed wing and rotorcraft, respectively, and they have features like voice recognition, 3D spatial audio processing, advanced auto squelch, and ambient noise based volume adjustment.

GTX™ 330 & 330ES	FAA-certified Mode S transponders with data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS). With IFR-certified ES, or Extended Squitter, versions of the GTX 330, Garmin provides an affordable pathway to ADS-B compliance for the Next Generation airspace system. Using precise GPS-referenced positioning information, the extended squitter technology enables transponders to automatically transmit traffic surveillance data such as aircraft flight ID, position, altitude, velocity, climb/descent, and heading information.

GTX 327 & 328	FAA-certified transponders which transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices and feature solid-state construction for longer life. The GTX 327 offers a digital display with timing functions. The 328 is designed exclusively for Europe and satisfies the European requirement for a Mode S solution that meets the reduced certification requirements for the VFR Mode S mandate.

GTX 3000	In October 2012, Garmin announced the GTX 3000, a new remote-mount, Mode-S transponder designed to accommodate the environmental and operational demands of transport category aircraft. The GTX 3000 meets the requirements for TCAS II/ACAS II compatibility and also meets the latest standards for full ADS-B-“Out” compliance.

GDL® 90	The GDL 90 was the first airborne Automatic Dependent Surveillance-Broadcast (ADS-B) product certified by the FAA to TSO C145A standards. The GDL 90 combines GPS satellite navigation with datalink communications to deliver interactive traffic and hazard surveillance.

GDL 88	In January 2013, Garmin announced that it has received FAA Technical Standard Order authorization and Approved Model List Supplemental Type Certificate approval for the GDL series, the industry’s first dual-link ADS-B solution for certified aircraft. With this certification, the GDL is approved for installation on most Part 23 fixed-wing aircraft. The GDL 88 provides an ADS-B rule-compliant solution for aircraft operating in the United States and below 18,000 feet.

GDL 69 and 69A	The GDL 69 offers the ability to provide real-time weather information to the aircraft which can be displayed on one of several panel-mounted devices, such as the GNS 430W, GNS 530W, GTN 650, GTN 750, GMX200, G500, G500H, G600, as well as fully integrated G1000/G2000/G3000/G5000 systems. The GDL 69 and GDL 69A receive real-time weather information broadcast by the XM WX Satellite radio system. In addition, the GDL 69A expands the utility of the system by providing CD quality audio provided by XM Satellite Radio (separate subscriptions for weather data and audio required).

GSR 56	The GSR 56 provides pilots with access to on-demand global weather information, text/voice communications and near real-time position tracking through the Iridium satellite network (subscription required). In addition to the many on-demand satellite weather features, the GSR 56 offers a worldwide tracking solution that continuously monitors an aircraft’s status enroute.

GMX 200™	A large (6.5-inch) sunlight-readable, high-resolution, multi-function display.

SL 30 and SL 40	The SL30 is a compact VHF navigation and communications unit that combines a 760-channel VHF communications radio with 200-channel glideslope and localizer receivers. The SL40 is a 760-channel VHF communications radio only. Both the SL30 and SL40 feature 10 watt communications transmitters.

GNC and GTR series	In January 2013, Garmin announced the GNC and GTR series of VHF COM and NAV/COM radios, which will replace the SL 30 and SL 40 models. The GTR and GNC series are more powerful than their SL-series predecessors with versions available with 10- or 16-watt transmit power, allowing for increased range. The GTR 225 includes 10 watts of transmit power and 25 kHz frequency spacing. The GTR 225A adds 8.33 kHz frequency spacing. The GTR 225B includes 8.33 kHz spacing and 16-watt transmit power. The GNC 255A includes 10 watts of transmit power and the GNC 255B includes 16 watts of transmit power. Both GNC models include 8.33 kHz spacing.

GWX™ 68	The GWX 68 is an all-in-one antenna/receiver/transmitter that brings real-time weather to Garmin’s multi-function displays and Integrated Avionics Systems.

GWX 70	In July 2012, Garmin announced the GWX 70, which is a new solid-state weather radar that brings advanced Doppler-enabled features to general aviation aircraft.

Sales and Marketing

Garmin’s non-aviation products are sold through a worldwide network of approximately 4,000 independent dealers and distributors in approximately 100 countries who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 29, 2012. Marketing support is provided geographically from Garmin’s offices in Olathe, Kansas (North, South and Central America), in the U.K. (Eastern Europe, Middle East and Africa), Switzerland (covering Western Europe), Australia (also covering New Zealand), Austria, Belgium, Brazil, Chile, China, Denmark, Finland, France, Germany, Italy, Netherlands, Norway, Poland, Slovenia, Spain, Sweden, and Taiwan (covering Asia excluding China). Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

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

Garmin’s retrofit avionics and aviation portable products are sold through select aviation distributors around the world and, in the case of aviation portable products, also through catalogs and pilot shops. Garmin’s largest aviation distributors include Elliott Aviation, Aircraft Spruce & Specialty Co., Sarasota Avionics, Gulf Coast Avionics Corp. and Sportsman’s Market. Avionics distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the consumer market, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. These OEMs include Chrysler, Toyota, Suzuki, Volkswagen, Harley-Davidson, Ford, BMW and BMW Motorrad, Honda, Mercedes Benz, Smart Car, Peugeot, Hyundai, Kia, Mazda, Nissan, Volvo, Bombardier, and Polaris. In November 2012, Garmin announced the CARWINGS MINI Telematics personal navigation device for Dongfeng Nissan vehicles in China. The detachable device is available as a dealer option in China. In September 2012, Garmin announced the next generation of its award-recognized navigation system built into Chrysler vehicles. The new Garmin system is part of the Chrysler Uconnect 8.4N infotainment system. It is available for 2013 model year Chrysler 300, Dodge Journey, Charger and Dart vehicles. In January 2013, Garmin unveiled its K2 platform, which turns the car dashboard into a digital cockpit that combines digital displays, voice control, infrared buttons and smartphone integration to provide drivers features such as navigation, vehicle diagnostics, office features, communications, music, radio and real-time information from the Internet.  In addition, Garmin continues to sell products and applications to Kenwood for bundling with Kenwood’s OEM products. Garmin also has relationships with certain rental car companies including Dollar/Thrifty, Enterprise, Avis, Budget, National, Europcar, Alamo, and Hertz (Europe). Garmin has also developed promotional relationships with certain automotive dealerships in certain countries including BMW, Southeast Toyota, Penske, Mazda, Saab and Ford. Garmin’s products are also standard equipment on various models of boats manufactured by Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd., Inha Works Ltd. and Regal Marine Industries, Inc. and are optional equipment on boats manufactured by Tiara Yachts, Inc., Coastal Craft Welded Aluminum Boats Ltd., Everglades Boats, Cantiere Nautico Cranchi S.p.A, Grand Banks Yachts, Ltd., Horizon Yacht Company, Hampton Yachts USA, Inc., Maritimo Offshore Pty Ltd., Mastercraft/Hydra-Sport Boat Company, LLC, Yellowfin Yachts, LLC, Sea Ray Corporation, Scout Boats, Inc., The Hinckley Company, Hunt Yachts, Inc., Zodiac Hurricane Technologies, Inc, Sea Hunter, Inc., Contender Boats Inc., Nautic Global Group, and Viking Yacht. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft built by AgustaWestland, Bombardier, Bell Helicopter Textron, Inc., Cessna Aircraft Company, Cirrus Aircraft, Construzioni Aeronautiche Tecnam S.r.l (Tecnam), DAHER-SOCATA, Diamond Aircraft Industries, Inc., Embraer SA, Eurocopter, an EADS Company, Hawker Beechcraft Aircraft Company, Northrop Grumman Corporation, Pilatus Aircraft Ltd, Piper Aircraft, Inc., Quest Aircraft Company, Robinson Helicopter Company, and Vulcanair Aircraft S.p.A.

Competition

The market for navigation, communications and information products is highly competitive. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (“MiTAC”) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for outdoor product lines are Magellan, a subsidiary of MiTAC, Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) and Delorme. Garmin believes that its principal competitors for fitness products are Nike, Inc., Polar Electro Oy, Suunto Oy, Timex Corp., and Bryton Corp. For marine chartplotter products, Garmin believes that its principal competitors are Raymarine Inc. (“Raymarine”), Furuno Electronic Company (“Furuno”), and Simrad and Lowrance (subsidiaries of Navico). For Garmin’s fishfinder/depth sounder product lines, Garmin believes that its principal competitors are Lowrance, Raymarine, the Humminbird division of Johnson Outdoors, Inc., and Furuno. For Garmin’s general aviation product lines, Garmin considers its principal competitors to be Honeywell, Inc., Avidyne Corporation, CMC Electronics,L-3 Avionics Systems, Rockwell Collins, Inc., Sagem Avionics, Inc., Universal Avionics Systems Corporation, Chelton Flight Systems, Aspen Avionics, Dynon Avionics and Free Flight Systems. For Garmin’s Family Radio Service and General Mobile Radio Service product line, Garmin believes that its principal competitors are Motorola Solutions, Inc., Cobra Electronics Corporation and Midland Radio Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 2,939 people worldwide as of December 29, 2012. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 29,	December 31,	December 25,
($'s in thousands)	2012	2011	2010
Research and development	$325,773	$298,584	$277,261
Percent of net sales	12.0%	10.8%	10.3%

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

Seasonality

Our sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter, due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer season and the Father’s Day/graduation buying season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

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

As of February 1, 2013, Garmin’s worldwide IP portfolio includes over 725 patents and 554 trademark registrations.  Garmin was selected as a constituent of the 2012/2013 Ocean Tomo® 300 Patent Index which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Employees

As of December 29, 2012, Garmin had 9,777 full and part-time employees worldwide, of whom 3,678 were in the United States, 70 were in Canada, 4,469 were in Taiwan, 1,102 were in Europe, and 458 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

The demand for personal navigation devices (PNDs) has been reduced by replacement technologies becoming available on mobile handsets and factory-installed systems in new autos.

From 2005 to 2008, we experienced substantial growth in the automotive/mobile segment. This has resulted in GPS/navigation technologies being incorporated into competing devices such as mobile handsets and new automobiles through factory-installed systems. Mobile handsets are frequently GPS-enabled and many companies are now offering navigation software for mobile devices. The acceptance of this technology by consumers has halted our growth in this segment and reduced margins. Navigation systems are also becoming more prevalent as optional equipment on new automobiles. Increased navigation penetration on mobile handsets and in new automobiles could cause further declines in sales of our portable navigation devices and further reduced margins.

Our financial results are highly dependent on the automotive/mobile segment, which represents approximately 55% of our revenues, is maturing and expected to further decline in 2013.

We have historically experienced substantial growth in the automotive/mobile segment of our business as the products have become mass-market consumer electronics in both Europe and North America. This market has peaked as penetration rates increase and competing technologies emerge. This has resulted in, and could continue to result in, lower revenues and lower earnings per share.

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

Gross margins on our automotive/mobile products have declined and could further decline in the future due to price reductions in the competitive market for navigation solutions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

The markets for many of our products are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

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

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our stock would likely decline. As we have expanded our operations, our operating expenses, particularly our selling, general and administrative and research and development costs, have increased as a percentage of our sales. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be negatively affected.

Historically, our revenues have been weaker in the first quarter of each fiscal year as our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. Sales of certain of our marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products during the recreational marine, fishing, and travel season. Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

We have generally been able to increase production to meet this increasing demand. However, the demand for our products depends on many factors and will be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support multiple products, as competition in the market for our products intensifies and as the markets for some of our products mature to the mass market category. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

—	If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

—	Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

—	If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

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

Security breaches and other disruptions, including as a result of cyber attacks, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

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

Various regulatory and legislative measures to address greenhouse gas emissions are in different phases of implementation or discussion. In the aftermath of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the Environmental Protection Agency has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act.   At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency, which could increase the cost of doing business.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile. During 2012, the price of our common shares ranged from a low of $35.84 to a high of $49.33. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of January 9, 2013, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 40.48% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

The rights of our shareholders are governed by Swiss law.

The rights of our shareholders are governed by Swiss law and Garmin Ltd.’s articles of association and organizational regulations. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, Swiss law allows our shareholders acting at a shareholders’ meeting to authorize share capital that can be issued by the board of directors without approval of a shareholders’ meeting, but this authorization is limited to 50% of the existing registered share capital and must be renewed at a shareholders’ meeting at least every two years for it to continue to be available. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that dividends and other distributions must be approved by shareholders at the general meeting of shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

We may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

If we are unable to make distributions, if any, through a reduction of par value or to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). Payment of a capital distribution in the form of a par value reduction or a dividend out of qualifying capital contribution reserves is not subject to Swiss withholding tax. However, there can be no assurance that our shareholders will approve a reduction in par value or a dividend out of qualifying capital contribution reserves, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying capital contribution reserves becoming subject to additional corporate law or other restrictions. There are currently legislative projects pending in Swiss Parliament and the Swiss federal administration that – depending on their final form – may limit the distribution of qualifying capital contribution reserves. In addition, over the long term, the amount of par value and qualifying capital contribution reserves available for us to use for par value reductions or dividends will be limited. If we are unable to make a distribution through a reduction in par value or to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes.

Under current Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. However, the portion of the repurchase price that is attributed to qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares. However, should we not resell such treasury shares within six years, the withholding tax becomes due at the end of the six year period.

We may follow a share repurchase process for future share repurchases, if any, similar to a "second trading line" on the SIX Swiss Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes if and to the extent that the repurchase of shares is made out of retained earnings or other taxable reserves. No withholding tax would be applicable if and to the extent that qualifying capital contribution reserves are attributable to the share repurchase.

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

Garmin AT, Inc. leases approximately 15 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030, but Garmin AT has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies an 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land. Garmin AT, Inc. also leases 43,870 square feet of office space in a separate Salem, OR building for Garmin’s newly-opened West Coast customer support call center.

Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products. Garmin International, Inc. owns a leasehold interest in an additional 52,794 square foot aircraft hangar, flight test and certification facility at New Century Airport in Gardner which is also used in development and certification of aviation products.

Garmin Würzburg GmbH leases approximately 40,000 square feet in Würzburg, Germany for office and research and development activities. Garmin Cluj S.R.L. leases approximately 11,355 square feet in Cluj, Romania for research and development activities.

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

On August 14, 2009, Ambato Media, LLC (“Ambato”) filed suit in the United States District Court for the Eastern District of Texas against Garmin Ltd. and Garmin International, Inc. along with several codefendants alleging infringement of U.S. Patent No. 5,432,542 (“the ’542 patent”). On September 28, 2009, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’542 patent is invalid and/or not infringed. Following a trial, the jury issued a verdict on July 18, 2012 finding that the ‘542 patent was infringed and awarding damages of $500,000 to Ambato. On September 18, 2012, the court awarded Ambato $133,950 in pre-judgment interest. On September 28, 2012 Garmin filed a motion for judgment to be entered for Garmin as a matter of law. On November 16, 2012, the Court dismissed the litigation following settlement between Garmin and Ambato.

Avocet Sports Technology, Inc. v. Garmin International, Inc., Implus Footcare, LLC d/b/a Highgear, Polar Electro, Inc., Brunton d/b/a Brunton Outdoor Group, and Casio America, Inc.

On August 18, 2011, Avocet Sports Technology, Inc. (“Avocet”) filed suit in the United States District Court for the Northern District of California against five companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,058,427 (“the ‘427 patent”). On November 16, 2011, Garmin filed its answer asserting that each asserted claim of the ‘427 patent is not infringed and/or invalid. On November 16, 2011, Garmin filed a motion to dismiss this lawsuit for failure to state a claim on which relief can be granted. On March 22, 2012, this lawsuit was dismissed without prejudice by the court. On April 16, 2012 Avocet re-filed the lawsuit. On January 3, 2013, the Court dismissed the litigation following settlement between Garmin and Avocet.

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

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074. On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On September 17, 2012 Garmin filed with the U.S. Patent and Trademark Office a petition for inter partes review of the ’074 patent as being anticipated and obvious in view of the prior art. On January 9, 2013, the Patent Office partially granted Garmin’s petition and instituted review of certain claims of the ‘074 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action

Data Carriers, LLC v. Garmin USA, Inc.

On March 16, 2012, Data Carriers, LLC filed suit in the United States District Court for the District of Delaware against Garmin USA, Inc. alleging infringement of U.S. Patent No. 5,388,198. On April 10, 2012, Garmin filed a motion to dismiss this lawsuit for failure to state a claim on which relief can be granted. A settlement has been agreed between Data Carriers, LLC and a group of defendants, including Garmin USA, Inc.  Final execution of the agreement, and dismissal of the litigation, will occur once all defendants in the group have executed the settlement agreement.

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

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”). On February 1, 2011, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’903 patent is invalid and/or not infringed. On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent. On June 29, 2012, the U.S. Patent and Trademark Office issued a second rejection of certain claims of the ‘903 patent. On September 13, 2012, the U.S. Patent and Trademark Office issued a final rejection of the reviewed claims of the ‘903 patent. On November 16, 2012, the U.S. Patent and Trademark Office allowed the reviewed claims after amendment by Taranis. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. By agreement of the parties, on October 29, 2012 this lawsuit was stayed pending the resolution of the investigation by the International Trade Commission in In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof which is described above. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this action are without merit and intends to vigorously defend this action.

Triangle Software, LLC v. Garmin International, Inc., TomTom Inc., Volkswagen Group of America, Inc. and Westwood One, Inc.

On December 28, 2010, Triangle Software, LLC filed suit in the United States District Court for the Eastern District of Virginia against four companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 7,557,730 (“the ’730 patent”), U.S. Patent No. 7,221,287 (“the ’287 patent”), U.S. Patent No. 7,375,649 (“the ’649 patent”), U.S. Patent No. 7,508,321 (“the ’321 patent”), and U.S. Patent No. 7,702,452 (“the ’452 patent”). On March 16, 2011, Garmin filed its amended answer asserting that the patents-in-suit are unenforceable because of the inequitable conduct committed by the inventors before the Patent Office and filed counterclaims asserting that each asserted claim of the ’730, ’287, ’649, ’321, and ’452 patents is not infringed and/or invalid. On July 27, 2011, the court issued its claim construction order. Trial was held beginning on November 1, 2011. On November 9, 2011, the jury returned a partial verdict finding the patents-in-suit were valid and finding the ‘730, ‘287, and ‘321 patents were not infringed. The jury did not return a verdict regarding infringement of the ‘649 and ‘452 patents. On November 23, 2011, the parties filed motions with the court to resolve the remaining issues left unresolved by the jury’s partial verdict. On February 16, 2012, the court issued an order entering the jury’s verdict of non-infringement of the ‘730, ‘287, and ‘321 patents, granting Garmin’s motion for summary judgment of non-infringement of the ‘649 and ‘452 patents, and dismissing the case. On March 13, 2012 Triangle Software filed a motion to alter or amend judgment and a motion for a new trial. These motions were denied by the District Court on April 2, 2012. Triangle filed an appeal to the United States Court of Appeals for the Federal Circuit. On February 12, 2013, the United States Court of Appeals for the Federal Circuit denied Triangle’s appeal and affirmed the District Court’s judgment in favor of Garmin.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and /or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 7, 2013.

Dr. Min H. Kao, age 64, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 47, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 50, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000. He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 57, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 21, 2013, there were 227 shareholders of record.

The range of high and low closing sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2012 and 2011 was as follows:

	Year Ended
	December 29, 2012		December 31, 2011
	High	Low	High	Low
First Quarter	$48.86	$39.36	$34.77	$30.21
Second Quarter	$49.33	$36.76	$35.31	$32.55
Third Quarter	$42.45	$35.84	$33.74	$30.14
Fourth Quarter	$42.73	$36.12	$40.39	$30.60

On June 1, 2012 the shareholders approved a cash dividend in the amount of $1.80 per share out of Garmin’s general reserves from capital contribution payable in four installments as follows: $0.45 on June 29, 2012 to shareholders of record on June 15, 2012, $0.45 on September 28, 2012 to shareholders of record on September 14, 2012, $0.45 on December 31, 2012 to shareholders of record on December 14, 2012 and $0.45 on March 29, 2013 to shareholders of record on March 15, 2013. Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2013. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. This share repurchase authorization expired on December 31, 2011.

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 29, 2012 and December 31, 2011 and the selected consolidated statement of income data for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 25, 2010, December 26, 2009, and December 27, 2008 and the selected consolidated statement of income data for the years ended December 26, 2009 and December 27, 2008 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 29, 2012	Dec. 31, 2011 (2)	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$2,715,675	$2,758,569	$2,689,911	$2,946,440	$3,494,077
Cost of goods sold	1,277,195	1,419,977	1,343,537	1,502,329	1,940,562
Gross profit	1,438,480	1,338,592	1,346,374	1,444,111	1,553,515

Operating expenses:
Advertising expense	138,757	145,024	144,613	155,521	208,177
Selling, general and administrative	369,790	341,217	287,824	264,202	277,212
Research and development	325,773	298,584	277,261	238,378	206,109
Total operating expenses	834,320	784,825	709,698	658,101	691,498

Operating income	604,160	553,767	636,676	786,010	862,017
Other income/(expense), net (3), (4), (5)	20,368	30,394	(59,404)	22,641	52,349
Income before income taxes	624,528	584,161	577,272	808,651	914,366

Income tax provision/(benefit) (6)	82,125	63,265	(7,331)	104,701	181,518
Net income	$542,403	$520,896	$584,603	$703,950	$732,848

Net income per share:
Basic	$2.78	$2.68	$2.97	$3.51	$3.51
Diluted	$2.76	$2.67	$2.95	$3.50	$3.48
Weighted average common
shares outstanding:
Basic	194,909	194,105	196,979	200,395	208,993
Diluted	196,213	194,894	198,009	201,161	210,680

Cash dividends paid per share	$1.80	$1.60	$1.50	$0.75	$0.75

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,231,180	$1,287,160	$1,260,936	$1,091,581	$696,335
Marketable securities	1,641,395	1,208,155	801,819	766,047	274,895
Total assets	4,819,124	4,471,338	3,988,688	3,828,082	2,934,421
Total debt	-	-	-	-	-
Total stockholders' equity	3,531,796	3,256,581	3,049,562	2,836,447	2,225,854

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2011 which includes 53 weeks.

(2)	Includes a change in estimate for per unit revenue and cost deferrals. The increase to net sales, gross profit, net income, basic net income per share and diluted net income per share was $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

(3)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)

(4)	Includes $20.0 million, $12.1 million, $88.4 million, $6.0 million and $35.3 million for foreign currency losses in 2012, 2011, 2010, 2009 and 2008 respectively.

(5)	Includes a $72.4 million gain on sale of equity securities primarily related to the sale of our equity interest in Tele Atlas N.V. and related foreign currency exchange effects in 2008.

(6)	Includes a $98.7 million one-time income tax reserve release of uncertain tax position reserves from 2006 to 2008, partially offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves, recorded in 2010.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2012 and 2010 contained 52 weeks compared to 53 weeks for 2011. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five business segments, which serve the marine, outdoor, fitness, automotive/mobile, and aviation markets. Our segments offer products through our network of subsidiary distributors and independent dealers and distributors. However, the nature of products and types of customers for the five segments can vary significantly. As such, the segments are managed separately. Our portable GPS receivers and accessories for marine, outdoor, fitness and automotive/mobile segments are sold primarily to retail outlets. Our aviation products are portable and panel-mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to retail outlets and certain aircraft manufacturers.

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits.

We experience some foreign currency fluctuations in our operating results. Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar remains the functional currency of Garmin Europe. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency moves can generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. Other legal entities primarily use the local currency as the functional currency. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

Approximately 79% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro. We experienced ($20.0) million, ($12.1) million, and ($88.4) million in foreign currency losses during fiscal years 2012, 2011, and 2010, respectively. To date, we have not entered into hedging transactions related to any currency, and we do not currently plan to utilize hedging transactions in the future.

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

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range. In addition to the products listed below, the Company has offered certain other products including mobile applications, aviation subscriptions and extended warranties that involve multiple-element arrangements that are immaterial.

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

Prior to the third quarter of fiscal 2011, Garmin determined its estimate of selling price using the dealer/distributor price for nüMaps Lifetime or premium traffic subscriptions sold separately, and the prices for products bundled with and without the LMU and premium traffic service when comparable models were available, as inputs to the relative selling price method in a manner similar to VSOE. The estimated selling price determined in this manner was used to defer revenues for all products bundled with the LMU and premium traffic service, as the number of bundled units sold as a percentage of total units sold was less significant and other indicators of selling price were not readily available.

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

The impact in 2011 of the change in estimate for lifetime map updates and premium traffic service, as described above, was an increase in revenue, gross profit, net income, basic net income per share, and diluted net income per share of $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

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

Testing for impairment of investments requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. Investments are discussed in detail in Note 3 of the Notes to Consolidated Financial Statements.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected life, forfeitures and dividends. If actual results differ significantly from these estimates, stock-based compensation expense could be impacted. Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

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

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. In 2012, gross margin for our automotive/mobile segment increased 560 basis points driven primarily by the amortization of previously deferred high margin revenues, the third quarter 2011 change in estimate of per unit revenue and cost deferred as previously discussed and a one-time royalty fee adjustment. See Note 2 of the Notes to Consolidated Financial Statements for further information on gross profit deferrals. In 2011, gross margin for our automotive/mobile segment declined 280 basis points driven primarily by the deferral of high margin revenue associated with bundled products, partially offset by the change in estimate mentioned above, and decreased selling prices on comparable units, as well as positive impact to 2010 gross margin from a refinement in the estimated warranty reserve. The substantial increase in product mix toward products bundled with lifetime maps required us to defer greater amounts of revenue and related costs than in the prior year, thereby lowering gross profit by $143 million in 2011 compared to $100 million for the prior year. In 2010, gross margin for our automotive/mobile segment declined 160 basis points as the average selling price declines outpaced raw material price declines. In addition, the deferral of high margin revenue and the related costs increased significantly as the product mix began to be impacted by a shift toward products bundled with lifetime maps. This was partially offset by a positive refinement in the estimated warranty reserve.

In 2012, we experienced a 320 and 260 basis point increase in aviation and fitness gross margins, respectively. Aviation gross margin expansion was driven primarily by product mix and a OEM program contribution that negatively impacted gross margins in 2011. Fitness gross margin improvement was due to product mix. In 2011, we experienced a 420 basis point decline in marine gross margin due to a shift in product mix. Gross margins for the aviation, marine, outdoor, and fitness segments are typically more stable than in the automotive/mobile segment. Our long-term gross margin targets are 65%, 60%, 65%, and 60%, respectively, for these segments.

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

Advertising Expense

Our advertising expenses consist of costs for both media advertising and cooperative advertising with our retail partners. In both 2012 and 2010, we reduced our advertising expense as revenues declined and the public became more aware of GPS technology. In 2011, our advertising costs increased slightly as we again experienced revenue growth. We expect advertising costs to decrease slightly in 2013 but to remain consistent as a percentage of net sales.

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

Selling, general and administrative expenses increased in 2012, 2011 and 2010. The 2012 increase was primarily driven by full year expenses associated with acquisitions completed in the second half of 2011 and legal costs. The 2011 increase was primarily driven by acquisitions, commissions associated with a new web-based sales program, bad debt expense, legal costs and product support costs. The 2010 increase was primarily due to legal costs, fees associated with the Swiss redomestication, and growth in product support and information technology to support our growing installed base of users. We expect selling, general and administrative costs, excluding advertising, to be stable in 2013.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development. Approximately 80% of the research and development of our products is performed in North America.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices. We expect our research and development budget to increase in 2013 due to our ongoing commitment to innovation and growth.

Customers

Our top ten customers have contributed between 26% and 34% of net sales since 2010. We have experienced average sales days in our customer accounts receivable of between 70 and 78 days since 2010. We experienced an increase in the level of customer accounts receivable days in 2010 due to changes in product mix, longer payment terms, and macroeconomic conditions but this was reduced in 2011. We expect the level of customer accounts receivable days to be relatively stable in 2013.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products along with substantial tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate. As a result, our consolidated effective tax rate was approximately 13.1% during 2012. This is an increase from an effective rate of 10.8% in 2011. The lower effective tax rate in 2011 was primarily driven by the release of reserves related to the expiration of certain statutes of limitations for Garmin Europe. This was partially offset by the release of income tax reserves due to the expiration of a statute of limitations in Taiwan during 2012. We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2015. Management believes that due to lower operating margins predicted for fiscal 2013, there may be less revenue recognized by entities in lower tax rate jurisdictions.  Therefore, the effective tax rate for fiscal 2013 is expected to be higher than fiscal 2012.  The actual effective tax rate will be dependent upon the operating margins, production volume, additional capital investments made during fiscal 2013, the resolution of uncertain tax positions and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	Fiscal Years Ended
	Dec. 29,	Dec. 31,	Dec. 25,
	2012	2011	2010
Net sales	100%	100%	100%
Cost of goods sold	47%	51%	50%
Gross profit	53%	49%	50%
Operating expenses:
Advertising	5%	5%	5%
Selling, general and administrative	14%	12%	11%
Research and development	12%	11%	10%
Total operating expenses	31%	28%	26%
Operating income	22%	20%	24%
Other income / (expense) , net	1%	1%	-2%
Income before income taxes	23%	21%	22%
Provision for income taxes	3%	2%	0%
Net income	20%	19%	22%

The following table sets forth our results of operations through income before income taxes for each of our five segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

				Automotive/
Fiscal year ended December 29, 2012	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$401,747	$321,788	$208,136	$1,492,440	$291,564
Cost of goods sold	141,183	117,173	82,935	849,527	86,377
Gross profit	260,564	204,615	125,201	642,913	205,187

Advertising	20,812	25,322	14,804	72,817	5,002
Selling, general and administrative expenses	54,535	43,943	33,540	220,669	17,103
Research and development	20,606	23,543	42,857	128,661	110,106
Total expenses	95,953	92,808	91,201	422,147	132,211

Operating income	164,611	111,807	34,000	220,766	72,976
Other income / (expense), net	3,123	2,467	1,725	10,852	2,201

Income before income taxes	$167,734	$114,274	$35,725	$231,618	$75,177

				Automotive/
Fiscal year ended December 31, 2011	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$363,223	$298,163	$221,730	$1,590,598	$284,855
Cost of goods sold	124,373	116,404	92,077	993,581	93,542
Gross profit	238,850	181,759	129,653	597,017	191,313

Advertising	16,739	18,831	11,310	93,456	4,688
Selling, general and administrative expenses	43,181	38,495	30,990	212,545	16,006
Research and development	17,419	22,332	29,708	130,179	98,946
Total expenses	77,339	79,658	72,008	436,180	119,640

Operating income	161,511	102,101	57,645	160,837	71,673
Other income / (expense), net	9,734	5,780	2,447	10,880	1,553

Income before income taxes	$171,245	$107,881	$60,092	$171,717	$73,226

				Automotive/
Fiscal year ended December 25, 2010	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$319,119	$240,473	$198,860	$1,668,939	$262,520
Cost of goods sold	104,396	90,740	74,212	995,986	78,203
Gross profit	214,723	149,733	124,648	672,953	184,317

Advertising	11,731	12,754	9,834	106,950	3,344
Selling, general and administrative expenses	31,987	26,326	23,497	188,799	17,215
Research and development	13,328	17,305	23,854	131,290	91,484
Total expenses	57,046	56,385	57,185	427,039	112,043

Operating income	157,677	93,348	67,463	245,914	72,274
Other income / (expense), net	(6,704)	(6,849)	(5,032)	(40,027)	(792)

Income before income taxes	$150,973	$86,499	$62,431	$205,887	$71,482

Comparison of 53-Weeks Ended December 29, 2012 and 52-Weeks Ended December 31, 2011

Net Sales

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$401,747	15%	$363,223	13%	$38,524	11%
Fitness	321,788	12%	298,163	11%	23,625	8%
Marine	208,136	7%	221,730	8%	(13,594)	-6%
Automotive/Mobile	1,492,440	55%	1,590,598	58%	(98,158)	-6%
Aviation	291,564	11%	284,855	10%	6,709	2%
Total	$2,715,675	100%	$2,758,569	100%	$(42,894)	-2%

Net sales decreased 2% in 2012 when compared to the year-ago period.  The decrease was driven by automotive/mobile and marine with offsetting growth in outdoor, fitness and aviation.  The outdoor segment experienced the greatest increase at 11% with fitness contributing 8% growth.  Automotive/mobile revenue remains the largest portion of our revenue mix, but declined from 58% in 2011 to 55% in 2012.

Total unit sales decreased 3% to 15.4 million units in 2012 from 15.8 million units in 2011.   The declining unit sales volume in 2012 was primarily attributable to a decline in automotive/mobile units as the North American and European PND markets slowed due to penetration rates and competing technologies. This decline was partially offset by increasing volumes in the outdoor and fitness segments, as well as auto OEM units.

Automotive/mobile segment revenue declined 6% in 2012, as the average selling price (ASP) was flat and volumes declined 6%.   ASP was stable due to the substantial increase in our bundled product offerings, which include lifetime map updates and premium traffic services, as a percentage of total units sold, offset by a decrease in the ASP of comparable models from the previous year. The increase in product mix toward bundled offerings required us to defer $68.3 million of net sales in 2012 compared to $179.3 million of net sales in 2011.  The reduced impact of deferred revenue is related to increased amortization of previously deferred revenues and costs and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as previously discussed, offset by the impact of increased sales of bundled units requiring deferral..

Outdoor revenue increased 11% driven by market share gains in the GPS-enabled golf category and the dog tracking and training portfolio including the benefit of an acquisition completed in the second half of 2011. Fitness segment revenue increased 8% on the strength of recent product introductions and ongoing global penetration though slowing from 24% growth in the prior year when we had significant promotional activity on discontinued products.  Marine revenues decreased 6% due to a difficult international marine environment.  Aviation revenues increased 2% as the Company’s OEM business began to recover but was partially offset by declining sales of retrofit and portable products.

The Company anticipates revenue of $2.5 - $2.6 billion in 2013 driven by growth in the outdoor, fitness, aviation and marine segments offset by ongoing declines in the automotive/mobile segment. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$141,183	35%	$124,373	34%	$16,810	14%
Fitness	117,173	36%	116,404	39%	769	1%
Marine	82,935	40%	92,077	42%	(9,142)	-10%
Automotive/Mobile	849,527	57%	993,581	62%	(144,054)	-14%
Aviation	86,377	30%	93,542	33%	(7,165)	-8%
Total	$1,277,195	47%	$1,419,977	51%	$(142,782)	-10%

Cost of goods sold decreased 10% in 2012 when compared to the year-ago period primarily due to unit volume declines discussed above, component cost reductions, a mix shift toward higher margin new products and certain factors specific to the automotive/mobile segment discussed below. The cost of goods sold as a percentage of revenues for the automotive/mobile segment decreased by 560 basis points. The decline principally resulted from a $21 million one-time royalty fee benefit recorded in second quarter (140 basis points) and subsequent impact of reduced royalty costs, a reduction in the year-over-year impact of deferred revenue and costs including the reduced per unit deferral rate as discussed above (280 basis points), component price reductions and product mix shifting toward more recently introduced products carrying a higher margin profile.

Fitness and marine posted declines in cost of goods sold as a percentage of revenue due to product mix moving toward newer products with increased features, functionality and higher per unit margins, as well as decreased promotional activities. Aviation posted a decline in cost of goods sold as a percentage of revenue due primarily to product mix and a prior year OEM contribution that negatively impacted revenues.

Management believes that cost of goods sold as a percentage of sales will decline in 2013 given the growth in segments with higher margin profiles than corporate average and current component pricing.

Gross Profit

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$260,564	65%	$238,850	66%	$21,714	9%
Fitness	204,615	64%	181,759	61%	22,856	13%
Marine	125,201	60%	129,653	58%	(4,452)	-3%
Automotive/Mobile	642,913	43%	597,017	38%	45,896	8%
Aviation	205,187	70%	191,313	67%	13,874	7%
Total	$1,438,480	53%	$1,338,592	49%	$99,888	7%

Gross profit dollars in 2012 increased 7% while gross profit margin percentage increased 450 basis points compared to 2011.  Gross profit margins increased in all segments, excluding outdoor, when compared to 2011.

The automotive/mobile segment gross profit margin percentage increased 560 basis points driven primarily by the one-time royalty fee adjustment, a $90 million reduction in the year-over-year impact of deferred revenue and cost including the reduced per unit deferral rate partially offset by the impact of increased sales of bundled units requiring deferral, reduced component pricing and improved product mix, as discussed above.

Fitness and marine gross profit margin percentage increased 260 basis points and 170 basis points, respectively, from the prior year driven primarily by product mix improvement and less promotional activity in the current year, as discussed above. Aviation gross profit margin percentage increased 320 basis points driven primarily by product mix and a prior year OEM contribution, as discussed above.

Management believes that total company gross margins will increase in 2013 as growth occurs in segments with higher margin profiles than corporate average.

Advertising Expenses

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$20,812	5%	$16,739	5%	$4,073	24%
Fitness	25,322	8%	18,831	6%	6,491	34%
Marine	14,804	7%	11,310	5%	3,494	31%
Automotive/Mobile	72,817	5%	93,456	6%	(20,639)	-22%
Aviation	5,002	2%	4,688	2%	314	7%
Total	$138,757	5%	$145,024	5%	$(6,267)	-4%

Advertising expense decreased in absolute dollars and was flat as a percentage of revenues when compared to 2011.  The decrease in absolute dollars resulted from reduced cooperative advertising on lower sales in the PND category partially offset by increased cooperative advertising and media placement within the outdoor, fitness and marine segments.

Management expects to maintain advertising as a percentage of sales constant in 2013.

Selling, General and Administrative Expenses

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$54,535	14%	$43,181	12%	$11,354	26%
Fitness	43,943	14%	38,495	13%	5,448	14%
Marine	33,540	16%	30,990	14%	2,550	8%
Automotive/Mobile	220,669	15%	212,545	13%	8,124	4%
Aviation	17,103	6%	16,006	6%	1,097	7%
Total	$369,790	14%	$341,217	12%	$28,573	8%

Selling, general and administrative expense increased in both absolute dollars and as a percentage of revenues compared to 2011.  As a percent of revenues, selling, general and administrative expenses increased 120 basis points in 2012. The expense increase was primarily driven by full year expense for acquisitions completed in the second half of 2011, which added almost $20 million, and increased legal costs and reserves partially offset by a reduction in bad debt expense and commissions expense.

Management expects selling, general and administrative expenses to be relatively stable in absolute dollars in 2013.

Research and Development Expense

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$20,606	5%	$17,419	5%	$3,187	18%
Fitness	23,543	7%	22,332	7%	1,211	5%
Marine	42,857	21%	29,708	13%	13,149	44%
Automotive/Mobile	128,661	9%	130,179	8%	(1,518)	-1%
Aviation	110,106	38%	98,946	35%	11,160	11%
Total	$325,773	12%	$298,584	11%	$27,189	9%

Research and development expense increased 9% due to ongoing development activities for new products and the addition of over 375 new engineering personnel with an emphasis on OEM opportunities within aviation, auto and marine.   In absolute dollars, research and development costs increased $27.2 million when compared with the year-ago period and increased 120 basis points as a percent of revenue.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase during fiscal 2013 on an absolute dollar basis and as a percent of revenue in order to deliver innovative new products and technologies.

Operating Income

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$164,611	41%	$161,511	44%	$3,100	2%
Fitness	111,807	35%	102,101	34%	9,706	10%
Marine	34,000	16%	57,645	26%	(23,645)	-41%
Automotive/Mobile	220,766	15%	160,837	10%	59,929	37%
Aviation	72,976	25%	71,673	25%	1,303	2%
Total	$604,160	22%	$553,767	20%	$50,393	9%

Operating income increased 210 basis points as a percent of revenue and 9% in absolute dollars when compared to the year-ago period as gross margin improvement was only partially offset by increased operating expenses.

Other Income (Expense)

	52-weeks ended	53-weeks ended
	December 29, 2012	December 31, 2011
Interest Income	$35,108	$32,812
Foreign Currency Exchange	(20,022)	(12,100)
Other	5,282	9,682
Total	$20,368	$30,394

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses. Interest income for fiscal 2012 increased due to increasing cash and marketable securities balances during the year offset by a slight decline in interest rates.

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

The $20.0 million currency loss in 2012 was due primarily to weakening of the U.S. Dollar compared to the Taiwan Dollar. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During 2012, the U.S. Dollar weakened 3.8% compared to the Taiwan Dollar resulting in a loss of $31.3 million. This was partially offset by the U.S. Dollar weakening 2.1% and 4.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a $10.4 million gain. The remaining net currency gain of $0.8 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes increased 7% when compared to 2011 while our income tax expense increased by 30% to $82.1 million, compared to $63.3 million for fiscal year 2011. The significant increase in income tax expense was primarily due to a decrease in the income eligible for tax holiday in Taiwan, unfavorable income mix toward higher tax jurisdictions and an increase in uncertain tax position reserves, net of amounts released due to expiration of statutes of limitations, and the impact of no research and development credit in 2012.

Net Income

As a result of the various factors noted above, net income increased 4% to $542.4 million for fiscal year 2012 compared to $520.9 million for fiscal year 2011.

Comparison of 52-Weeks Ended December 31, 2011 and December 25, 2010

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

Operating Income

	53-weeks ended December 31, 2011		52-weeks ended December 25, 2010		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$161,511	44%	$157,677	49%	$3,834	2%
Fitness	102,101	34%	93,348	39%	8,753	9%
Marine	57,645	26%	67,463	34%	(9,818)	-15%
Automotive/Mobile	160,837	10%	245,914	15%	(85,077)	-35%
Aviation	71,673	25%	72,274	28%	(601)	-1%
Total	$553,767	20%	$636,676	24%	$(82,909)	-13%

Operating income decreased 360 basis points as a percent of revenue and 13% in absolute dollars when compared to the year-ago period as gross margin declined and operating expenses increased.

Other Income (Expense)

	53-weeks ended	52-weeks ended
	December 31, 2011	December 25, 2010
Interest Income	$32,812	$24,979
Interest Expense	-	(1,246)
Foreign Currency Exchange	(12,100)	(88,377)
Other	9,682	5,240
Total	$30,394	$(59,404)

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

Liquidity and Capital Resources

Operating Activities

	Fiscal Year Ended
	December 29,	December 31,	December 25,
(in thousands)	2012	2011	2010
Net cash provided by operating activities	$684,745	$822,334	$770,637

The $137.6 million decrease in cash provided by operating activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	accounts receivable providing $160.5 million less cash primarily due to lower revenue in 2012 and the impact of the 53-week fiscal year in 2011 which allowed for additional collections
•	deferred revenue/costs providing $90.8 million less working capital benefit due to the increased amortization of previously deferred revenue/cost and reduced per unit revenue deferrals, offset by the impact of increased sales of bundled units requiring deferral, all of which is discussed in the Results of Operations section above, and
•	income taxes payable providing $51.5 million less cash due to increased payments and the timing of disbursements during the year

Partially offset by:

•	other current and non-current assets providing $100.7 million more cash due primarily to the payment of tax withholdings of $51.4 million to the Swiss Federal Tax Authority in 2011 and the refund of those withholdings in 2012
•	other current and non-current liabilities providing $27.9 million more cash due to lower royalty costs and the timing of such payments
•	net income increasing by $21.5 million as discussed in the Results of Operations section above, and
•	the impact of increasing unrealized foreign currency losses providing $21.4 million more cash

The $51.7 million increase in cash provided by operating activities in fiscal year 2011 compared to fiscal year 2010 was primarily due to the following:

•	accounts payable, other current and non-current liabilities and income taxes payable providing $106.8 million more cash due primarily to the benefit from the release of uncertain tax position reserves in 2010, as discussed in the Results of Operations section above, as well as the timing of trade credit and royalty payments

•	inventories providing $70.7 million more cash due to lower inventory levels required to meet reduced sales forecasts
•	deferred revenue/costs providing $43.4 million more working capital benefit due to the increased deferral of revenue/cost and the impact of increased sales of bundled units requiring deferral offset by reduced per unit revenue deferrals, all of which is discussed in the Results of Operations section above, and
•	accounts receivable providing $39.8 million more cash primarily due to the impact of the 53-week fiscal year in 2011 which allowed for additional customer collections

Partially offset by:

•	other current and non-current assets providing $67.6 million less cash due primarily to a receivable of $51.4 million from the Swiss Federal Tax Authority for payments made in 2011
•	net income decreasing by $63.7 million as discussed in the Results of Operations section above
•	the impact of decreasing unrealized foreign currency losses providing $44.2 million less cash, and
•	deferred income taxes providing $42.0 million less cash due primarily to the impact of increased deferred revenue

We expect to generate $500 - $550 million of cash flow from operations in 2013 with ongoing net income.

Investing Activities

	Fiscal Year Ended
	December 29,	December 31,	December 25,
(in thousands)	2012	2011	2010
Net cash used in investing activities	(496,228)	(488,198)	(72,869)

The $8.0 million increase in cash used in investing activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	increased investments in marketable securities using cash of $50.7 million

Partially offset by:

•	decreased cash paid for acquisitions of $46.5 million

The $415.3 million increase in cash used in investing activities in fiscal year 2011 compared to fiscal year 2010 was primarily due to the following:

•	increased investments in marketable securities using cash of $367.8 million, and
•	increased cash paid for acquisitions including NAVIGON AG, Tri-Tronics Inc., and two global distributors of $42.1 million

We have budgeted approximately $40 million of capital expenditures during fiscal 2013 to include normal ongoing capital expenditures and maintenance activities. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2012, 2011, and 2010 were approximately 1.4%, 1.6%, and 1.2%, respectively.

Financing Activities

	Fiscal Year Ended
	December 29,	December 31,	December 25,
(i n thousands)	2012	2011	2010
Net cash used in financing activities	(249,849)	(307,413)	(510,821)

The $57.6 million decrease in cash used in financing activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	decreased dividend payments of $57.4 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year

The $203.4 million decrease in cash used in financing activities in fiscal year 2011 compared to fiscal year 2010 was primarily due to the following:

•	decreased treasury stock purchases primarily due to the significant treasury stock transactions associated with our Swiss redomestication in 2010, as further discussed in Note 12 of the Notes to Consolidated Financial Statements

Our dividend has progressively increased from $1.50 per share in calendar 2010 to $1.60 per share for the four calendar quarters beginning in June 2011 and $1.80 per share for the four calendar quarters beginning in June 2012.

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, and to pay dividends. We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, share repurchases and the funding of strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our projected capital expenditures, working capital and other cash requirements at least through the end of fiscal 2013.

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 29, 2012, aggregated by type of contractual obligation, are:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$49,747	$14,340	$21,119	$9,996	$4,292

Operating leases describes lease obligations associated with Garmin facilities located in the U.S., Taiwan, Europe, and Canada.

The Company is a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $186,883 over the next five years.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $181.8 million as of December 29, 2012, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar. The Company believes that gains and losses will become more material in the future as our European presence grows. In 2012, the U.S. Dollar weakened 2.1% and 4.3%, respectively, relative to the Euro and British Pound Sterling resulting in a foreign currency gain of $10.4 million in Garmin Ltd. and our European subsidiaries. The U.S. Dollar weakened 3.8% against the Taiwan Dollar resulting in a $31.3 million foreign currency loss due to the fluctuation of asset balances throughout the year. The net result of these currency moves combined with other gains of $0.8 million, and the timing of transactions during the year was a net loss of $20.0 million for the Company and a cumulative translation adjustment of $129.0 million at the end of fiscal 2012.

Interest Rate Risk

We have no outstanding long-term debt as of December 29, 2012. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. A hypothetical change of 10% in interest rates would not have a material effect on such unrealized gains or losses. At December 29, 2012, pre-tax cumulative net unrealized gains on those securities were $10.4 million.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 29, 2012, December 31, 2011, and December 25, 2010

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 29, 2012 and December 31, 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 29, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 27, 2013

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In Thousands, except Share Information)

	December 29,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,231,180	$1,287,160
Marketable securities (Note 3)	153,083	111,153
Accounts receivable, less allowance for doubtful accounts of $30,596 in 2012 and $30,224 in 2011	603,673	607,450
Inventories, net	389,931	397,741
Deferred income taxes (Note 6)	68,785	53,670
Deferred costs	53,948	40,033
Prepaid expenses and other current assets	35,520	77,630
Total current assets	2,536,120	2,574,837

Property and equipment, net
Land and improvements	97,427	95,570
Building and improvements	284,534	277,624
Office furniture and equipment	135,246	112,345
Manufacturing equipment	131,019	125,820
Engineering equipment	90,817	81,008
Vehicles	20,695	19,001
	759,738	711,368
Accumulated depreciation	(349,987)	(294,263)
	409,751	417,105

Restricted cash (Note 4)	836	771
Marketable securities (Note 3)	1,488,312	1,097,002
Noncurrent deferred income tax (Note 6)	93,920	88,637
Noncurrent deferred costs	42,359	40,823
Intangible assets	232,597	246,646
Other assets	15,229	5,517
Total assets	$4,819,124	$4,471,338

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$131,263	$164,010
Salaries and benefits payable	55,969	45,964
Accrued warranty costs	37,301	46,773
Accrued sales program costs	57,080	52,262
Deferred revenue	252,375	188,987
Accrued license fees	71,745	99,025
Accrued advertising expense	25,192	31,915
Other accrued expenses	69,806	67,912
Deferred income taxes (Note 6)	332	5,782
Income taxes payable	32,031	77,784
Dividend payable	175,932	77,865
Total current liabilities	909,026	858,279

Deferred income taxes (Note 6)	2,467	4,951
Non-current income taxes	181,754	161,904
Non-current deferred revenue	193,047	188,132
Other liabilities	1,034	1,491

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 195,591,854 shares outstanding at December 29, 2012; and 194,662,617 shares outstanding at December 31, 2011;
(Notes 9, 10, 11, and 12):	1,797,435	1,797,435
Additional paid-in capital	72,462	61,869
Treasury stock	(81,280)	(103,498)
Retained earnings	1,604,625	1,413,582
Accumulated other comprehensive income	138,554	87,193
Total stockholders' equity	3,531,796	3,256,581
Total liabilities and stockholders' equity	$4,819,124	$4,471,338

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010

Net sales	$2,715,675	$2,758,569	$2,689,911
Cost of goods sold	1,277,195	1,419,977	1,343,537
Gross profit	1,438,480	1,338,592	1,346,374

Advertising expense	138,757	145,024	144,613
Selling, general and administrative expenses	369,790	341,217	287,824
Research and development expense	325,773	298,584	277,261
	834,320	784,825	709,698
Operating income	604,160	553,767	636,676

Other income (expense):
Interest income	35,108	32,812	24,979
Interest expense	-	-	(1,246)
Foreign currency losses	(20,022)	(12,100)	(88,377)
Other	5,282	9,682	5,240
	20,368	30,394	(59,404)
Income before income taxes	624,528	584,161	577,272

Income tax provision (benefit): (Note 6)
Current	114,013	110,755	(11,636)
Deferred	(31,888)	(47,490)	4,305
	82,125	63,265	(7,331)
Net income	$542,403	$520,896	$584,603

Basic net income per share (Note 10)	$2.78	$2.68	$2.97
Diluted net income per share (Note 10)	$2.76	$2.67	$2.95

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Net income	$542,403	$520,896	$584,603
Foreign currency translation adjustment	52,516	14,716	52,509
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,155)	16,473	16,877
Comprehensive income	$593,764	$552,085	$653,989

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income/(Loss)	Total
Balance at December 26, 2009	$1,001	$32,221	$0	$2,816,607	$(13,382)	$2,836,447
Net income	–	–	–	584,603	–	584,603
Translation adjustment	–	–	–	–	52,509	52,509
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $348	–	–	–	–	16,877	16,877
Comprehensive income						653,989
Dividends paid	–	–	–	(298,853)	–	(298,853)
Tax benefit from exercise of employee stock options	–	4,495	–	–	–	4,495
Issuance of common/treasury stock from exercise of stock options	2	(867)	10,330	–	–	9,465
Stock compensation	–	40,332	–	–	–	40,332
Purchase and retirement of common stock (prior to June 27, 2010)	(16)	(67,528)	–	(41,296)	–	(108,840)
Purchase of treasury stock	–	–	(117,088)	–	–	(117,088)
Impact of redomestication on par value of common shares	1,796,448	–	–	(1,796,448)	–	–
Deferred tax impact of redomestication	–	29,615	–	–	–	29,615
Balance at December 25, 2010	1,797,435	38,268	(106,758)	1,264,613	56,004	3,049,562
Net income	–	–	–	520,896	–	520,896
Translation adjustment	–	–	–	–	14,716	14,716
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($369)	–	–	–	–	16,473	16,473
Comprehensive income						552,085
Dividends declared	–	–	–	(388,628)	–	(388,628)
Tax benefit from issuance of equity awards	–	3,313	–	–	–	3,313
Issuance of treasury stock related to equity awards	–	(19,924)	42,261	–	–	22,337
Stock compensation	–	40,212	–	–	–	40,212
Purchase of treasury stock	–	–	(22,300)	–	–	(22,300)
Reclassification of retired shares to treasury shares	–	–	(16,701)	16,701	–	–
Balance at December 31, 2011	1,797,435	61,869	(103,498)	1,413,582	87,193	3,256,581
Net income	–	–	–	542,403	–	542,403
Translation adjustment	–	–	–	–	52,516	52,516
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $46	–	–	–	–	(1,155)	(1,155)
Comprehensive income						593,764
Dividends declared	–	–	–	(351,360)	–	(351,360)
Tax benefit from issuance of equity awards	–	(516)	–	–	–	(516)
Issuance of treasury stock related to equity awards	–	(18,165)	40,963	–	–	22,798
Stock compensation	–	29,274	–	–	–	29,274
Purchase of treasury stock	–	–	(18,745)	–	–	(18,745)
Balance at December 29, 2012	$1,797,435	$72,462	$(81,280)	$1,604,625	$138,554	$3,531,796

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Operating Activities:
Net income	$542,403	$520,896	$584,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,632	54,610	53,487
Amortization	37,835	39,925	41,164
Gain on sale of property and equipment	(367)	(2,192)	(306)
Provision for doubtful accounts	4,678	2,317	(4,476)
Provision for obsolete and slow-moving inventories	11,003	16,047	5,753
Unrealized foreign currency losses	40,042	18,583	62,770
Deferred income taxes	(32,080)	(42,475)	(471)
Stock compensation	29,274	40,212	40,332
Realized loss/(gains) on marketable securities	(2,980)	(4,322)	2,382
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,077	169,543	129,698
Inventories	3,997	(6,385)	(77,122)
Other current and non-current assets	39,717	(60,996)	6,557
Accounts payable	(38,929)	(26,329)	(81,354)
Other current and non-current liabilities	(33,235)	(61,103)	(144,476)
Deferred revenue	67,931	179,439	131,303
Deferred costs	(15,441)	(36,120)	(31,445)
Income taxes payable	(30,812)	20,684	52,238
Net cash provided by operating activities	684,745	822,334	770,637

Investing activities:
Purchases of property and equipment	(38,445)	(38,366)	(32,232)
Proceeds from sale of property and equipment	757	4,127	139
Purchase of intangible assets	(6,783)	(6,933)	(3,883)
Purchase of marketable securities	(1,429,593)	(1,172,555)	(694,038)
Redemption of marketable securities	985,598	779,213	668,495
Acquisitions, net of cash acquired	(7,697)	(54,190)	(12,120)
Change in restricted cash	(65)	506	770
Net cash used in investing activities	(496,228)	(488,198)	(72,869)

Financing activities:
Dividends	(253,386)	(310,763)	(298,853)
Issuance of treasury/common stock related to equity awards	22,798	22,337	9,465
Tax benefit from issuance of equity awards	(516)	3,313	4,495
Purchase of treasury/common stock	(18,745)	(22,300)	(225,928)
Net cash used in financing activities	(249,849)	(307,413)	(510,821)

Effect of exchange rate changes on cash and cash equivalents	5,352	(499)	(17,592)

Net (decrease)/increase in cash and cash equivalents	(55,980)	26,224	169,355
Cash and cash equivalents at beginning of year	1,287,160	1,260,936	1,091,581
Cash and cash equivalents at end of year	$1,231,180	$1,287,160	$1,260,936

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$127,509	$85,231	$43,940

Cash received during the year from income tax refunds	$5,237	$350	$4,526

Cash paid during the year for interest	-	-	$1,246

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$(1,109)	$16,104	$17,225

Fair value of assets acquired	$11,156	$162,572	$21,918
Liabilities assumed	(2,740)	(93,014)	(5,547)
Less: cash acquired	(719)	(15,368)	(4,251)
Net cash paid	$7,697	$54,190	$12,120

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Information)

December 29, 2012 and December 31, 2011

1. Description of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) design, develop, manufacture, market, and distribute Global Positioning System-enabled products and other related products. Garmin Corporation (GC) is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (GII) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. GII also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Limited (GEL) is responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA). Many of GEL’s sales are to other Company-owned distributors in the EMEA region.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal years 2012 and 2010 included 52 weeks while fiscal year 2011 included 53 weeks.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $128,972 and $76,456 as of December 29, 2012 and December 31, 2011, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange losses of $20,022, $12,100, and $88,377 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. The loss in fiscal 2012 was due primarily to the weakening of the USD against the Taiwan Dollar and was partially offset by the USD weakening against the Euro and the British Pound Sterling. The loss in fiscal 2011 was primarily the result of the slight strengthening of the USD against the Euro and the slight weakening of the USD against the Taiwan Dollar. The loss in fiscal 2010 was primarily the result of the strengthening of the USD against the Euro and the British Pound Sterling and the weakening of the USD against the Taiwan Dollar.

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

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	December 29, 2012	December 31, 2011

Raw Materials	$119,142	$129,211
Work-in-process	53,656	52,176
Finished goods	243,238	245,724
Inventory Reserves	(26,105)	(29,370)
Inventory, net of reserves	$389,931	$397,741

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2012, 2011, or 2010.  The accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 3 to 10 years.

Dividends

On June 27, 2010, the Company completed the redomestication of the place of its incorporation from the Cayman Islands to Switzerland. Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of our shareholders.

On June 1, 2012, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2012 fiscal year) payable in four installments as follows: $0.45 on June 29, 2012 to shareholders of record on June 15, 2012, $0.45 on September 28, 2012 to shareholders of record on September 14, 2012, $0.45 on December 31, 2012 to shareholders of record on December 14, 2012 and $0.45 on March 29, 2013 to shareholders of record on March 15, 2013. The Company paid dividends in 2012 in the amount of $253,386. Both the dividend paid and the remaining dividend payable have been reported as a reduction of retained earnings.

On June 3, 2011, the shareholders approved a dividend of $2.00 per share (of which, $1.60 was paid in the Company's 2011 fiscal year) payable in four installments as follows: $0.80 on June 30, 2011 to shareholders of record on June 15, 2011, $0.40 on September 30, 2011 to shareholders of record on September 15, 2011, $0.40 on December 30, 2011 to shareholders of record on December 15, 2011 and $0.40 on March 30, 2012 to shareholders of record on March 15, 2012. The Company paid dividends in 2011 in the amount of $310,763. The dividends were reported as a reduction of retained earnings.

On March 16, 2010 the Board of Directors declared a dividend of $1.50 per share to be paid on April 30, 2010 to shareholders of record on April 15, 2010. The Company paid out a dividend in the amount of $298,853. The dividend was reported as a reduction of retained earnings.

Approximately $254,986 and $239,470 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 29, 2012 and December 31, 2011, respectively.

Intangible Assets

At December 29, 2012 and December 31, 2011, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $181,918 and $173,819, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $125,380 and $106,648 at December 29, 2012 and December 31, 2011 respectively. Amortization expense on these intangible assets was $21,437, $24,831, and $28,734 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. In the next five years, the amortization expense is estimated to be $21,239, $10,960, $8,311, $6,269, and $2,754, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $176,059 at December 29, 2012 and $179,475 at December 31, 2011.

	December 29,	December 31,
	2012	2011
Goodwill balance at beginning of year	$179,475	$136,548
Acquisitions	3,470	46,481
Finalization of purchase price allocations and effect of foreign currency translation	(6,886)	(3,554)
Goodwill balance at end of year	$176,059	$179,475

The decrease in net identifiable intangible assets is principally related to amortization, partially offset by acquisitions completed in 2012 and other purchases of intangible assets.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 29, 2012. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss). At December 29, 2012 and December 31, 2011, cumulative unrealized gains/(losses) of $9,582 and $10,737, respectively, were reported in accumulated other comprehensive income, net of related taxes.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB ASC topic Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income taxes of $295,446, $277,724, and $257,727 at December 29, 2012, December 31, 2011, and December 25, 2010, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

The Company adopted the applicable guidance included in the FASB ASC topic Income Taxes related to accounting for uncertainty in income taxes on December 31, 2006, the beginning of fiscal year 2007.   The total amount of unrecognized tax benefits as of December 29, 2012 was $181,754 including interest of $7,680.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ended December 29, 2012, December 31, 2011, and December 25, 2010 is as follows:

	December 29,	December 31,	December 25,
	2012	2011	2010
Balance at beginning of year	$161,904	$153,621	$255,748
Additions based on tax positions related to prior years	2,232	5,568	11,443
Reductions based on tax positions related to prior years	(3,719)	(6,885)	(10,392)
Additions based on tax positions related to current period	31,351	29,210	43,202
Reductions related to settlements with tax authorities	(665)	-	(122,314)
Expiration of statute of limitations	(9,349)	(19,610)	(24,066)
Balance at end of year	$181,754	$161,904	$153,621

The December 29, 2012 balance of $181,754 of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $181,754, $161,904, and $153,621 are required to be classified as non-current at December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 29, 2012, December 31, 2011, and December 25, 2010, the Company had accrued approximately $7,680, $10,850, and $9,580, respectively, for interest.  The interest component of the reserve increased (decreased) income tax expense for the years ending December 29, 2012, December 31, 2011, and December 25, 2010 by ($3,719), $5,568, and ($10,580), respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years 2008 and prior.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years 2006 and prior.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years 2009 and prior.

The Company recognized a reduction of income tax expense of $9,349, $19,610, and $24,066 in fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively, to reflect the expiration of statutes of limitations in various jurisdictions.

The Company believes that it is reasonably possible that approximately $78,372 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

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

The Company’s top ten customers have contributed between 26% and 34% of net sales since 2010. None of the Company’s customers accounted for more than 10% of consolidated net sales in the years ended December 29, 2012, December 31, 2011, and December 25, 2010. Beginning in 2011, the Company has maintained trade credit insurance to provide security against large losses.

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

For multiple element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range. In addition to the products listed below, the Company has offered certain other products including mobile applications, aviation subscriptions and extended warranties that involve multiple-element arrangements that are immaterial.

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

Prior to the third quarter of fiscal 2011, Garmin determined its estimate of selling price using the dealer/distributor price for nüMaps Lifetime or premium traffic subscriptions sold separately, and the prices for products bundled with and without the LMU and premium traffic service when comparable models were available, as inputs to the relative selling price method in a manner similar to VSOE. The estimated selling price determined in this manner was used to defer revenues for all products bundled with the LMU and premium traffic service, as the number of bundled units sold as a percentage of total units sold was less significant and other indicators of selling price were not readily available.

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

The impact in 2011 of the change in estimate for lifetime map updates and premium traffic service, as described above, was an increase in revenue, gross profit, net income, basic net income per share, and diluted net income per share of $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

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

Deferred Revenues and Costs

At December 29, 2012 and December 31, 2011, the Company had deferred revenues totaling $445,422 and $377,119, respectively, and related deferred costs totaling $96,307 and $80,856, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to three years on a straight-line basis. In the next three years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $198,427, $113,528, and $37,160, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale. The warranty period for most products is one year to two years from date of shipment while certain aviation products have a warranty period of two years from the date of installation.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $138,757, $145,024, and $144,613 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $325,773, $298,584, and $277,261 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

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

Reclassification

The consolidated balance sheet for the year ended December 31, 2011 reflects a reclassification decreasing noncurrent deferred income tax assets by $18.5 million with increases of $10.7 million to current deferred income tax assets and $7.8 million to prepaid expenses and other current assets, to conform to the current year presentation. This reclassification had no effect on net income.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between U.S. GAAP and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. The Company adopted this guidance in the current year with no material impact on the financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. The guidance allows two presentation alternatives; present items in net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company adopted this guidance in the current year and has chosen to present two separate, but consecutive, statements of net income and other comprehensive income.

In September 2011, the FASB issued an amendment to ASC 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test for goodwill is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 of the ASC. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9 of the ASC. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company adopted this guidance in the current year with no material impact on the financial statements.

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

3. Marketable Securities

The FASB ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liability

Level 2	Observable inputs for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The valuation methods used by the Company for each significant class of investments are summarized below.

Mortgage-backed securities, corporate bonds and obligations of states and political subdivisions – Valued based on prices obtained from an independent pricing vendor using both market and income approaches. The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, and credit spreads.

Common stocks – Valued at the closing price reported on the active market on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 29, 2012

Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$650,895	$-	$650,895	$-
Obligations of states and political subdivisions	499,857	-	499,857	-
Corporate bonds	399,941	-	399,941	-
Common stocks	22,982	22,982	-	-
Other	67,720	-	67,720	-
Total	$1,641,395	$22,982	$1,618,413	$-

	Fair Value Measurements as
	of December 31, 2011

Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$638,626	$-	$638,626	$-
Obligations of states and political subdivisions	359,563	-	359,563	-
Corporate bonds	132,044	-	132,044	-
Common stocks	21,104	21,104	-	-
Other	56,818	34,090	22,728	-
Total	$1,208,155	$55,194	$1,152,961	$-

During 2012, the Company determined the inputs used to value its investments in corporate bonds, mortgage-backed securities, and obligations of state and political subdivisions were based on observable market information consistent with Level 2 of the fair value hierarchy, rather than Level 1 as reported in the 2011 financial statements. Accordingly, the amounts shown in the 2011 table above have been revised to reflect the correct presentation.

For assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation of the beginning and ending balances, separately for each major category of assets, is required. There were no such assets or liabilities held during 2012. A reconciliation for 2011 is as follows:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Year Ended
December 31, 2011

Beginning balance of auction rate securities	$20,562
Total unrealized gains included in other comprehensive income	5,038
Sales out of Level 3	(25,600)
Ending balance of auction rate securities	$-

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$644,388	$8,894	$(2,387)	$-	$650,895
Obligations of states and political subdivisions	499,241	2,345	(1,729)	-	499,857
U.S. corporate bonds	400,310	3,138	(2,233)	(1,274)	399,941
Common stocks	21,113	2,392	(523)	-	22,982
Other	67,181	551	(12)	-	67,720
Total	$1,632,233	$17,320	$(6,884)	$(1,274)	$1,641,395

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 31, 2011:

			Gross	Other Than	Estimated Fair
		Gross	Unrealized	Temporary	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$628,747	$10,965	$(1,086)	$-	$638,626
Obligations of states and political subdivisions	358,314	2,339	(1,090)	-	359,563
U.S. corporate bonds	134,763	815	(2,260)	(1,274)	132,044
Common stocks	19,846	1,463	(205)		21,104
Other	56,214	621	(17)	-	56,818
Total	$1,197,884	$16,203	$(4,658)	$(1,274)	$1,208,155

The cost of securities sold is based on the specific identification method.

The unrealized losses and unrealized gains on the Company’s investments in 2012 and 2011 were caused primarily by changes in interest rates and credit spreads. The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity. Therefore, the Company considers the declines to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During 2012 and 2011, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of marketable securities at December 29, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2013)	$153,420	$153,083
Due after one year through five years (2014-2018)	616,236	617,389
Due after five years through ten years (2019-2023)	231,016	231,883
Due after ten years (2024 and thereafter)	575,360	580,493
Other (No contractual maturity dates)	56,201	58,547
	$1,632,233	$1,641,395

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $17,470, $14,277, and $11,768 for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount

2013	$14,340
2014	12,090
2015	9,029
2016	6,659
2017	3,337
Thereafter	4,292
Total	$49,747

Certain cash balances of GEL are held as collateral by a bank, securing payment of the United Kingdom value-added tax requirements. The total amount of restricted cash balances were $836 and $771 at December 29, 2012 and December 31, 2011, respectively.

The Company is party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $186,883 over the next five years.

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

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. In both the plans described above, the subsidiaries contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 29, 2012, December 31, 2011, and December 25, 2010, expense related to these plans of $22,159, $20,647, and $17,952, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Federal:
Current	$83,185	$79,305	$(46,674)
Deferred	(22,988)	(25,763)	284
	60,197	53,542	(46,390)
State:
Current	8,532	9,087	3,929
Deferred	(5,327)	(4,490)	(257)
	3,205	4,597	3,672
Foreign:
Current	22,296	22,363	31,109
Deferred	(3,573)	(17,237)	4,278
	18,723	5,126	35,387
Total	$82,125	$63,265	$(7,331)

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	December 29,	December 31,	December 25,
	2012	2011	2010
Federal income tax expense at U.S. statutory rate	$218,585	$204,456	$202,045
State income tax expense, net of federal tax effect	2,083	2,988	2,482
Foreign tax rate differential	(141,456)	(148,058)	(115,633)
Taiwan tax holiday benefit	(6,418)	(13,127)	(13,536)
Net change in uncertain tax postions	19,850	8,283	(102,100)
Other foreign taxes less incentives and credits	(2,287)	9,658	26,707
U.S. federal domestic production activities deduction	(6,276)	(2,415)	(1,691)
U.S. federal research and development credit	-	(6,111)	(5,757)
Other, net	(1,956)	7,591	152
Income tax expense	$82,125	$63,265	$(7,331)

The holding company statutory federal income tax rate in Switzerland, the Company's place of incorporation since the redomestication effective June 27, 2010 (see Note 12), is 7.83%.  If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2012, as presented above, the amounts related to tax at the statutory rate would be approximately $170,000 lower, or $49,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $31,000. For 2011, the amounts related to tax at the statutory rate would be approximately $159,000 lower, or $45,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $11,000. For 2010, the amounts related to tax at the U.S. statutory rate of 35% prior to the redomestication and the Swiss statutory rate of 7.83%, subsequent to the redomestication, would be approximately $96,000 lower, or $106,000, and the foreign tax differential would be reduced by a similar amount to approximately ($20,000). All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $495,908, $473,994, and $413,550, for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.03, $0.07, and $0.07 per weighted-average common share outstanding for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2016, at which time these tax benefits might expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 29,	December 31,
	2012	2011
Deferred tax assets:
Product warranty accruals	$2,522	$2,094
Allowance for doubtful accounts	11,026	12,282
Inventory reserves	6,162	6,755
Sales program allowances	5,680	5,591
Reserve for sales returns	3,442	2,240
Other accruals	8,774	5,359
Stock option compensation	51,241	48,104
Tax credit carryforwards, net	46,577	33,379
Amortization	25,841	26,913
Deferred revenue	56,293	36,041
Net operating losses of subsidiaries	15,771	17,780
Unrealized investment gain	2,459	-
Other	1,334	4,164
Valuation allowance related to loss carryforward and tax credits	(51,393)	(37,173)
	185,729	163,529
Deferred tax liabilities:
Depreciation	16,286	17,600
Prepaid expenses	2,886	3,328
Book basis in excess of tax basis for acquired entities	4,907	8,915
Unrealized investment loss	-	910
Other	1,744	1,202
	25,823	31,955
Net deferred tax assets	$159,906	$131,574

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

At December 29, 2012, the Company had $46,577 of tax credit carryover which includes $41,553 of Taiwan surtax credit with no expiration. There is a full valuation allowance for the Taiwan surtax credits. The valuation allowance reflects a net increase of $14,220 during 2012 including $10,314 related to Taiwan surtax credits. The valuation allowance decreased in 2011 by $14,179 of which $14,994 related to surtax credits in Taiwan.

At December 29, 2012, the Company had a deferred tax asset of $15,771 related to the future tax benefit on net operating loss (NOL) carryforwards of $73,298.  Included in the NOL carryforwards is $11,990 that relates to Spain and expires in varying amounts between 2022 and 2025, $24,604 that relates to Switzerland and expires in 2018, $2,218 related to China that expires in 2017 and $34,486 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 29, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,231,180	$1,231,180	$1,287,160	$1,287,160
Restricted cash	836	836	771	771
Marketable securities	1,641,395	1,641,395	1,208,155	1,208,155

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

Revenues, interest income and interest expense, and income before income taxes for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 29, 2012
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$291,564	$401,747	$321,788	$208,136	$1,492,440	$2,715,675
Allocated interest income	1,546	3,951	3,799	2,838	22,974	35,108
Allocated interest expense	-	-	-	-	-	-
Income before income taxes	75,177	167,734	114,274	35,725	231,618	624,528

	Fiscal Year Ended December 31, 2011
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$284,855	$363,223	$298,163	$221,730	$1,590,598	$2,758,569
Allocated interest income	1,250	4,496	4,342	2,934	19,790	32,812
Allocated interest expense	-	-	-	-	-	-
Income before income taxes	73,226	171,245	107,881	60,092	171,717	584,161

	Fiscal Year Ended December 25, 2010
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$262,520	$319,119	$240,473	$198,860	$1,668,939	$2,689,911
Allocated interest income	1,251	2,347	1,532	1,624	18,225	24,979
Allocated interest expense	(122)	(148)	(111)	(92)	(773)	(1,246)
Income before income taxes	71,482	150,973	86,499	62,431	205,887	577,272

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 29, 2012, December 31, 2011, and December 25, 2010. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 29, 2012
Net sales to external customers	$1,513,457	$256,882	$945,336	$2,715,675
Long lived assets	222,310	134,257	53,184	409,751
Net assets (1)	1,262,498	2,028,984	240,314	3,531,796

December 31, 2011
Net sales to external customers	$1,527,508	$248,057	$983,004	$2,758,569
Long lived assets	225,505	143,913	47,687	417,105
Net assets (1)	1,155,653	1,915,284	185,644	3,256,581

December 25, 2010
Net sales to external customers	$1,646,590	$220,478	$822,843	$2,689,911
Long lived assets	231,569	146,859	49,377	427,805
Net assets (1)	1,149,826	1,719,769	179,967	3,049,562

(1) Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for exercises of options and stock appreciation rights (“SARs”), releases of restricted stock units (“RSUs”), and issues of shares under the employee stock purchase plan (“ESPP”).

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the 2011 Directors Plan) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. During 2012 and 2011, 9,616 and 11,996 restricted stock units were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The various grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Beginning December 10, 2012, restricted stock unit grants will vest evenly over a period of three years. During 2012, 2011, and 2010, 495,814, 410,197, and 494,995 restricted stock units were granted under the 2005 Plan. In addition, in 2012 and 2011, 61,235 and 42,330 stock options were granted under the 2005 Plan. In 2010, 20,000 performance shares were granted under the 2005 Plan. No performance shares were granted under the 2005 Plan in 2012 and 2011.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2012, 2011 or 2010.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the 2000 Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000. During 2010, options to purchase 23,924 shares, respectively, were granted under this plan. Following the June 2011 approval of the 2011 Directors Plan, the Company will no longer issue options to purchase shares under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 29, 2012, December 31, 2011, and December 25, 2010 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 26, 2009	$48.28	10,109
Granted	$33.44	24
Exercised	$15.52	(826)
Forfeited/Expired	$62.57	(221)
Outstanding at December 25, 2010	$50.87	9,086
Granted	$39.71	42
Exercised	$21.02	(764)
Forfeited/Expired	$64.63	(291)
Outstanding at December 31, 2011	$53.14	8,073
Granted	$42.16	61
Exercised	$24.20	(794)
Forfeited/Expired	$66.45	(208)
Outstanding at December 29, 2012	$55.88	7,132
Exercisable at December 29, 2012	$56.29	6,786
Expected to vest after December 29, 2012	$48.04	337

Stock Options and SARs as of December 29, 2012
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$8.00 -$20.00	437	1.73	437
$20.01 - $40.00	1,155	2.69	1,113
$40.01 - $60.00	3,177	4.47	2,873
$60.01 - $80.00	1,150	4.39	1,150
$80.01 - $100.00	2	4.95	2
$100.01 - $120.00	1,208	4.88	1,208
$120.01 - $140.00	3	4.75	3
	7,132	4.05	6,786

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 26, 2009	$23.47	1,316
Granted	$30.29	515
Released/Vested	$23.02	(291)
Cancelled	$23.32	(37)
Outstanding at December 25, 2010	$25.90	1,503
Granted	$37.28	422
Released/Vested	$37.73	(366)
Cancelled	$25.89	(81)
Outstanding at December 31, 2011	$29.40	1,478
Granted	$39.41	506
Released/Vested	$41.59	(435)
Cancelled	$26.11	(89)
Outstanding at December 29, 2012	$30.06	1,460

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 29, 2012 is 4.05 and 3.92 years, respectively. The weighted-average remaining contract life of restricted stock units at December 29, 2012 was 1.85 years.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2012, 2011, and 2010:

	2012	2011	2010
Weighted average grant date fair value of options granted	$9.98	$10.53	$8.99
Expected volatility	0.3906	0.4078	0.4178
Dividend yield	4.50%	4.02%	4.94%
Expected life of options in years	6.6	6.5	6.3
Risk-free interest rate	1.0%	1.2%	2.5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2012, 2011, and 2010 was $32,612, $49,006, and $41,249, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 29, 2012 were $23,159 and $23,086, respectively. The aggregate intrinsic values of options and SARs exercised during 2012, 2011, and 2010 were $12,548, $14,367, and $12,259, respectively. The aggregate intrinsic value of RSUs outstanding at December 29, 2012 was $58,394. The aggregate intrinsic values of RSUs released during 2012, 2011, and 2010 were $17,390, $14,592, and $8,828, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $40.00 on December 29, 2012, and the exercise price multiplied by the number of options exercised. As of December 29, 2012, there was $45,265 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 4,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in May 2010. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2012, 2011, and 2010, 326,483, 514,218, and 349,173 shares, respectively, were purchased under the plan for a total purchase price of $10,629, $13,746, and $8,134, respectively. During 2012, 2011 and 2010, the purchases were issued from treasury shares. At December 29, 2012, approximately 1,234,583 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Numerator (in thousands):
Numerator for basic and diluted net income per share - net income	$542,403	$520,896	$584,603

Denominator (in thousands):
Denominator for basic net income per share - weighted-average common shares	194,909	194,105	196,979
Effect of dilutive securities - employee stock-based awards	1,304	789	1,030
Denominator for diluted net income per share - weighted-average common shares	196,213	194,894	198,009

Basic net income per share	$2.78	$2.68	$2.97

Diluted net income per share	$2.76	$2.67	$2.95

Options to purchase 5,640,615, 5,920,076, and 6,192,043 common shares were outstanding during 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

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

The summary of the components of authorized shares at December 29, 2012, December 31, 2011, December 25, 2010 and changes during 2012 and 2011 are as follows:

	Outstanding	Treasury		Issued		Conditional		Authorized
	Shares	Shares		Shares[1]		Capital		Capital
Changes in components of authorized shares
December 25, 2010	194,358,038	13,719,380	[2]	208,077,418	[2,3]	104,038,709	[4]	104,038,709	[4]
Treasury shares purchased/reclassified	(1,149,645)	1,149,645	[5]	-		-		-
Treasury shares issued for stock based compensation	1,454,224	(1,454,224)		-		-		-
December 31, 2011	194,662,617	13,414,801	[2]	208,077,418	[2,3]	104,038,709	[4]	104,038,709	[4]
Treasury shares purchased	(465,020)	465,020		-		-		-
Treasury shares issued for stock based compensation	1,394,257	(1,394,257)		-		-		-
Expiration of authorized capital	-	-		-		-		(104,038,709)
December 29, 2012	195,591,854	12,485,564	[2]	208,077,418	[2,3]	104,038,709	[4]	-	[4]

[1]	Shares at CHF 10 par value (USD 9.0744)
[2]	Includes 10,000,000 formation shares at USD 0 historical cost
[3]	The par value of the share capital presented on the face of the balance sheet and in the consolidated statements of stockholders equity excludes the par value of the 10,000,000 formation shares.
[4]	Up to 104,038,709 conditional shares may be issued through the exercise of option rights which are granted to Garmin employees and/or members of its Board of Directors. In addition, the Board of Directors is authorized to issue up to 104,038,709 additional shares no later than June 27, 2012.
[5]	The increase in treasury shares in 2011 includes 522,856 shares repurchased in the prior year that were originally treated as retired when such shares were still in treasury. These shares are reflected as additional treasury shares in 2011 with a corresponding increase to retained earnings. See Note 11.

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

	Fiscal Year Ended
	December 29,	December 31,	December 25,
	2012	2011	2010

Balance - beginning of period	$46,773	$49,885	$87,424
Change in accrual for products sold in prior periods	-	-	(42,776)
Accrual for products sold	38,421	52,305	93,172
Expenditures	(47,893)	(55,417)	(87,935)
Balance - end of period	$37,301	$46,773	$49,885

14. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 29, 2012
	Quarter Ending
	March 31	June 30	September 29	December 29

Net sales	$556,597	$718,154	$672,376	$768,548
Gross profit	283,759	421,813	359,055	373,853
Net income	86,858	185,904	140,348	129,293
Basic net income per share	$0.45	$0.95	$0.72	$0.66

	Fiscal Year Ended December 31, 2011
	Quarter Ending
	March 26	June 25	September 24 (1)	December 31 (1)

Net sales	$507,834	$674,099	$666,993	$909,643
Gross profit	238,374	322,100	344,331	433,787
Net income	95,482	109,477	150,381	165,556
Basic net income per share	$0.49	$0.56	$0.77	$0.86

(1) Amounts shown for quarters ending September 24, 2011 and December 31, 2011 include a change in estimate for the Company's per unit revenue and cost deferrals. The impact to net sales, gross profit, net income, and basic net income per share for the quarter ending September 24, 2011 was $21.4 million, $17.8 million, $15.3 million and $0.07, respectively. The impact to net sales, gross profit, net income, and basic net income per share for the quarter ending December 31, 2011 was $56.4 million, $48.7 million, $44.0 million, and $0.24, respectively.

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

15. Acquisitions

During 2011, subsidiaries of Garmin Ltd. completed the following acquisitions:

•	Navigon AG (“Navigon”), a privately-held navigation provider based in Germany, since renamed as Garmin Würzburg GmbH

•	Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment

•	Garmin Distribution Africa (Pty) Ltd., the distributor of Garmin’s consumer products in Southern Africa, since renamed as Garmin Southern Africa (Pty) Ltd

•	Garmap (Pty) Ltd., a South African mapping and mobile applications provider

•	Centro GPS, the Chilean distributor of Garmin’s consumer products, since renamed as Garmin Chile Lda

These companies were acquired for an aggregate amount of $69,558 in cash less $15,368 cash acquired. The purchase price allocation for these acquisitions included goodwill and intangible assets of $76,452. Garmin also recognized $3,923 of restructuring costs in the third quarter of 2011 related specifically to the Navigon acquisition. Individually and in the aggregate, these acquisitions are not considered material; therefore, supplemental pro forma information is not presented. The allocation of purchase price to assets acquired and liabilities assumed in these acquisitions is based upon certain valuations and other analyses. Purchase price allocations for certain acquisitions were finalized in 2012 with no material adjustments.

In 2012, acquisitions of 3 companies were completed for net cash paid of $7,697. In 2010, acquisitions of 2 companies were completed for net cash paid of $12,120.

16.  Subsequent Events

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300 million of the common shares of Garmin Ltd.  The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18.  The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability.  The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2014.

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10-K on February 27, 2013.

Other disclosures required by Swiss law:

CHF in Thousands	2012	2011	2010
Personnel expenses	521,799	470,212	484,481

The detailed disclosures regarding significant shareholders as well as the board and executive remuneration and share ownership that are required by Swiss law are included in Notes 6 through 9 to the Garmin Ltd. (Switzerland) statutory financial statements.

At December 29, 2012, the Company’s property, plant and equipment are insured against fire under a global insurance policy, which covers damages up to USD 500 million per occurrence. The net amount of property, plant and equipment presented in the balance sheet at each period end approximates the replacement costs. The fire insurance value of property, equipment, and leasehold improvements amounted to CHF 535,997 and CHF 547,263 as of December 31, 2011 and December 25, 2010, respectively.

Garmin Ltd.’s risk assessment is presented in Note 10 – Risk Assessment of the Garmin Ltd. (Switzerland) statutory financial statements.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 29, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 29, 2012, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Garmin Ltd.’s Board of Directors and management are responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012 of Garmin Ltd. and Subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, Missouri
February 27, 2013

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 7, 2013 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

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

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the President and Chief Executive Officer, , the Chief Financial Officer, the Controller and other officers. A copy of the Code is available on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the President and Chief Executive Officer, , the Chief Financial Officer or Controller, or any person performing a similar function, such amendment or waiver will be disclosed on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf.

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

Equity Compensation Plan Information

The following table gives information as of December 29, 2012 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected in
Plan Category	and rights	and rights	column A)
Equity compensation plans approved by shareholders	8,591,392	$55.88	2,676,784
Equity compensation plans not approved by shareholders	—	—	—

Total	8,591,392	$55.88	2,676,784

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Association, as amended, of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

3.2	Organizational Regulations of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2010).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2009).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2009).

10.18	Garmin Ltd. 2010 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2010).

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2010) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2010 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 29, 2012:
Deducted from asset accounts
Allowance for doubtful accounts	$30,224	$4,678	-	$(4,306)	$30,596
Inventory reserve	29,370	11,003	-	(14,268)	26,105
Deferred tax asset valuation allowance	37,173	14,595	-	(375)	51,393
Total	$96,767	$30,276	-	$(18,949)	$108,094

Year Ended December 31, 2011:
Deducted from asset accounts
Allowance for doubtful accounts	$31,822	$2,317	-	$(3,915)	$30,224
Inventory reserve	37,720	16,047	-	(24,397)	29,370
Deferred tax asset valuation allowance (1)	51,352	7,902	-	(22,081)	37,173
Total	$120,894	$26,266	-	$(50,393)	$96,767

Year Ended December 25, 2010:
Deducted from asset accounts
Allowance for doubtful accounts	$36,673	$(4,476)	-	$(375)	$31,822
Inventory reserve	38,898	5,753	-	(6,931)	37,720
Deferred tax asset valuation allowance	35,617	15,735	-	0	51,352
Total	$111,188	$17,012	-	$(7,306)	$120,894

(1)	Note that $14,994 of the decrease in the deferred tax asset valuation is due to reducing the amount of Taiwan surtax credits to the correct amount available for use in future years, all such credits of which are and have been fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

	By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer
Dated: February 27, 2013

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Clifton A. Pemble and Kevin Rauckman and Andrew R. Etkind, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

/s/ Clifton A. Pemble .
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin S. Rauckman .
Kevin S. Rauckman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Gene M. Betts
Min H. Kao	Gene M. Betts
Executive Chairman	Director

/s/Donald H. Eller	/s/ Thomas P. Poberezny
Donald H. Eller	Thomas P. Poberezny
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

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