Form 10-Q
period 2013-03-30
GARMIN LTD
filed 2013-05-08
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Number of shares outstanding of the registrant’s common shares as of May 6, 2013

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 30, 2013

Garmin Ltd.

Form 10-Q

Quarter Ended March 30, 2013

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

Introductory Comments

The Condensed Consolidated Financial Statements of Garmin Ltd. ("Garmin" or the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2012. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q.

The results of operations for the 13-week period ended March 30, 2013 is not necessarily indicative of the results to be expected for the full year 2013.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited)
	March 30,	December 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,093,440	$1,231,180
Marketable securities	145,478	153,083
Accounts receivable, net	450,594	603,673
Inventories, net	396,010	389,931
Deferred income taxes	68,528	68,785
Deferred costs	53,534	53,948
Prepaid expenses and other current assets	106,371	35,520
Total current assets	2,313,955	2,536,120

Property and equipment, net	407,591	409,751

Marketable securities	1,479,764	1,488,312
Restricted cash	835	836
Noncurrent deferred income tax	92,828	93,920
Noncurrent deferred costs	37,955	42,359
Other intangible assets, net	223,316	232,597
Other assets	14,176	15,229
Total assets	$4,570,420	$4,819,124

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112,170	$131,263
Salaries and benefits payable	55,727	55,969
Accrued warranty costs	34,654	37,301
Accrued sales program costs	39,716	57,080
Deferred revenue	250,217	252,375
Accrued royalty costs	10,315	71,745
Accrued advertising expense	14,484	25,192
Other accrued expenses	59,930	69,806
Deferred income taxes	214	332
Income taxes payable	27,674	32,031
Dividend payable	-	175,932
Total current liabilities	605,101	909,026

Deferred income taxes	2,421	2,467
Non-current income taxes	171,915	181,754
Non-current deferred revenue	171,662	193,047
Other liabilities	996	1,034

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 195,658,572 shares outstanding at March 30, 2013; and 195,591,854 shares outstanding at December 29, 2012	1,797,435	1,797,435
Additional paid-in capital	77,723	72,462
Treasury stock	(79,479)	(81,280)
Retained earnings	1,693,291	1,604,625
Accumulated other comprehensive income	129,355	138,554
Total stockholders' equity	3,618,325	3,531,796
Total liabilities and stockholders' equity	$4,570,420	$4,819,124

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Net sales	$531,957	$556,597

Cost of goods sold	255,824	272,838

Gross profit	276,133	283,759

Advertising expense	22,249	23,591
Selling, general and administrative expense	86,269	90,116
Research and development expense	87,689	79,719
Total operating expense	196,207	193,426

Operating income	79,926	90,333

Other income (expense):
Interest income	8,898	9,671
Foreign currency gains (losses)	(8,348)	(1,989)
Other	1,158	1,541
Total other income (expense)	1,708	9,223

Income before income taxes	81,634	99,556

Income tax (benefit) provision	(7,032)	12,698

Net income	$88,666	$86,858

Net income per share:
Basic	$0.45	$0.45
Diluted	$0.45	$0.44

Weighted average common shares outstanding:
Basic	195,630	194,742
Diluted	196,457	195,673

See accompanying notes.

5

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Net income	$88,666	$86,858
Translation adjustment	(8,080)	21,341
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,119)	1,136
Comprehensive income	$79,467	$109,335

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Operating Activities:
Net income	$88,666	$86,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,619	13,790
Amortization	9,272	11,609
Loss on sale of property and equipment	36	10
Provision for doubtful accounts	727	1,037
Deferred income taxes	1,493	(2,271)
Unrealized foreign currency (gains) losses	(495)	3,626
Provision for obsolete and slow moving inventories	6,033	7,858
Stock compensation expense	5,438	9,844
Realized gains on marketable securities	(1,073)	(635)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	152,307	185,166
Inventories	(13,608)	(12,506)
Other current and non-current assets	(50,322)	16,950
Accounts payable	(18,377)	(58,319)
Other current and non-current liabilities	(100,784)	(128,093)
Deferred revenue	(23,329)	(884)
Deferred cost	4,813	186
Income taxes payable	(14,053)	(11,998)
Net cash provided by operating activities	59,363	122,228

Investing activities:
Purchases of property and equipment	(11,616)	(5,758)
Proceeds from sale of property and equipment	12	2
Purchase of intangible assets	(347)	(2,929)
Purchase of marketable securities	(258,604)	(250,431)
Redemption of marketable securities	270,925	207,143
Advances under loan receivable commitment	(18,324)	-
Change in restricted cash	(1)	(57)
Acquisitions, net of cash acquired	-	(2,816)
Net cash used in investing activities	(17,955)	(54,846)

Financing activities:
Dividends paid	(175,956)	(77,915)
Proceeds from issuance of treasury stock related to equity awards	1,474	2,883
Tax benefit from issuance of equity awards	258	860
Purchase of treasury stock	(62)	(311)
Net cash used in financing activities	(174,286)	(74,483)

Effect of exchange rate changes on cash and cash equivalents	(4,862)	5,732

Net decrease in cash and cash equivalents	(137,740)	(1,369)
Cash and cash equivalents at beginning of period	1,231,180	1,287,160
Cash and cash equivalents at end of period	$1,093,440	$1,285,791

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 30, 2013

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013.

The condensed consolidated balance sheet at December 29, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 30, 2013 and March 31, 2012 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	March 30, 2013	December 29, 2012

Raw Materials	$135,385	$119,142
Work-in-process	54,841	53,656
Finished goods	232,650	243,238
Inventory Reserves	(26,866)	(26,105)
Inventory, net of reserves	$396,010	$389,931

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 30,	March 31,
	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$88,666	$86,858

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,630	194,742

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	827	931

Denominator for diluted net income per share – adjusted weighted-average common shares	196,457	195,673

Basic net income per share	$0.45	$0.45

Diluted net income per share	$0.45	$0.44

There were 5,567,166 and 5,739,386 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

There were 66,718 and 143,220 shares issued as a result of exercises of equity awards for the 13-week periods ended March 30, 2013 and March 31, 2012, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 30, 2013

Net sales	$76,165	$72,437	$50,296	$252,589	$80,470	$531,957
Operating income (loss)	$21,588	$19,892	$(2,440)	$20,032	$20,854	$79,926
Income (loss) before taxes	$22,503	$19,888	$(2,032)	$19,981	$21,294	$81,634

13-Weeks Ended March 31, 2012

Net sales	$77,162	$71,215	$56,064	$279,269	$72,887	$556,597
Operating income	$25,909	$20,651	$8,778	$17,935	$17,060	$90,333
Income before taxes	$26,977	$22,729	$9,561	$22,743	$17,546	$99,556

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 30, 2013 and March 31, 2012. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 30, 2013
Net sales to external customers	$285,813	$55,369	$190,775	$531,957
Property and equipment, net	$224,049	$130,415	$53,127	$407,591

March 31, 2012
Net sales to external customers	$296,167	$61,814	$198,616	$556,597
Property and equipment, net	$218,151	$142,195	$52,246	$412,592

5.	Warranty Reserves

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

	13-Weeks Ended
	March 30,	March 31,
	2013	2012

Balance - beginning of the period	$37,301	$46,773
Accrual for products sold	9,186	7,906
Expenditures	(11,833)	(11,887)
Balance - end of the period	$34,654	$42,792

6.	Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $204,692 over the next five years.

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”). In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173.7 million in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Conditional upon the Company returning to Learjet a flight test vehicle and delivering specified Garmin software and hardware to Learjet no later than July 11, 2013, Bombardier will repay the loan in five installments beginning on November 1, 2013 and ending on March 7, 2014, provided that the repayment dates will be extended on a day for day basis if the July 11, 2013 milestone date is extended. As of March 30, 2013, the Company had advanced $18.3 million to Bombardier, which is included in prepaid and other current assets in the accompanying condensed consolidated balance sheet.

7. Income Taxes

Our earnings before taxes decreased 18% when compared to the same quarter in 2012, while our income tax expense decreased by $19,730 to ($7,032) for the 13-week period ended March 30, 2013, from $12,698 for the 13-week period ended March 31, 2012. The effective tax rate was (8.6%) in the first quarter of 2013 and 12.8% in the first quarter of 2012. The negative effective tax rate in 2013 was primarily driven by release of uncertain tax position reserves of $16,536 related to expiration of certain statutes of limitations or completion of tax audits, as well as the impact of $6,301 of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

8. Marketable Securities

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 30, 2013
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$593,992	$-	$593,992	$-
Obligations of states and political subdivisions	550,576	-	550,576	-
Corporate bonds	384,251	-	384,251	-
Common stocks	25,652	25,652	-	-
Other	70,771	-	70,771	-
Total	$1,625,242	$25,652	$1,599,590	$-

	Fair Value Measurements as
	of December 29, 2012
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$650,895	$-	$650,895	$-
Obligations of states and political subdivisions	499,857	-	499,857	-
Corporate bonds	399,941	-	399,941	-
Common stocks	22,982	22,982	-	-
Other	67,720	-	67,720	-
Total	$1,641,395	$22,982	$1,618,413	$-

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at March 30, 2013:

					Estimated Fair
			Gross	Other Than	Value (Net
		Gross Unrealized	Unrealized	Temporary	Carrying
	Amortized Cost	Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$591,669	$6,219	$(3,896)	$-	$593,992
Obligations of states and political subdivisions	551,171	2,182	(2,777)	-	550,576
U.S. corporate bonds	383,230	3,721	(1,426)	(1,274)	384,251
Common stocks	21,898	3,984	(230)	-	25,652
Other	68,163	2,619	(11)	-	70,771
Total	$1,616,131	$18,725	$(8,340)	$(1,274)	$1,625,242

The following is a summary of the company’s marketable securities classified as available-for-sale securities at December 29, 2012:

					Estimated Fair
			Gross	Other Than	Value (Net
		Gross Unrealized	Unrealized	Temporary	Carrying
	Amortized Cost	Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$644,388	$8,894	$(2,387)	$-	$650,895
Obligations of states and political subdivisions	499,241	2,345	(1,729)	-	499,857
U.S. corporate bonds	400,310	3,138	(2,233)	(1,274)	399,941
Common stocks	21,113	2,392	(523)	-	22,982
Other	67,181	551	(12)	-	67,720
Total	$1,632,233	$17,320	$(6,884)	$(1,274)	$1,641,395

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at March 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$145,592	$145,478
Due after one year through five years	589,202	591,144
Due after five years through ten years	223,714	223,873
Due after ten years	600,636	601,491
Other (No contractual maturity dates)	56,987	63,256
	$1,616,131	$1,625,242

9. Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares.  A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The share repurchase authorization expires on December 31, 2014.  As of March 30, 2013, the Company had not repurchased any shares under the repurchase plan.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 30, 2013:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance - beginning of period	$128,972	$9,582	$138,554
Other comprehensive income before reclassification	(8,080)	(70)	(8,150)
Amounts reclassified from accumulated other comprehensive income	-	(1,049)	(1,049)
Net current-period other comprehensive income	(8,080)	(1,119)	(9,199)
Balance - end of period	$120,892	$8,463	$129,355

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(1,073)	Other income (expense)
	24	Income tax (benefit) provision
	$(1,049)	Net of tax

11. Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which is included in ASC Topic 350 (Intangibles—Goodwill and Other). ASU 2012-02 provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which is included in ASC Topic 220 (Comprehensive Income). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has implemented this amendment and has included the required disclosure in the Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 30, 2013	March 31, 2012

Net sales	100%	100%
Cost of goods sold	48%	49%
Gross profit	52%	51%
Advertising	4%	4%
Selling, general and administrative	16%	16%
Research and development	17%	15%
Total operating expenses	37%	35%
Operating income	15%	16%
Other income (expense), net	0%	2%
Income before income taxes	15%	18%
(Benefit from) provision for income taxes	-2%	2%
Net income	17%	16%

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

Garmin Ltd. And Subsidiaries

Revenue, Gross Profit, and Operating Income (Loss) by Segment

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 30, 2013

Net sales	$76,165	$72,437	$50,296	$252,589	$80,470	$531,957
Operating income (loss)	$21,588	$19,892	$(2,440)	$20,032	$20,854	$79,926
Income (loss) before taxes	$22,503	$19,888	$(2,032)	$19,981	$21,294	$81,634

13-Weeks Ended March 31, 2012

Net sales	$77,162	$71,215	$56,064	$279,269	$72,887	$556,597
Operating income	$25,909	$20,651	$8,778	$17,935	$17,060	$90,333
Income before taxes	$26,977	$22,729	$9,561	$22,743	$17,546	$99,556

Comparison of 13-Weeks Ended March 30, 2013 and March 31, 2012

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012		Quarter over Quarter
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$76,165	14%	$77,162	14%	$(997)	-1%
Fitness	72,437	14%	71,215	13%	1,222	2%
Marine	50,296	9%	56,064	10%	(5,768)	-10%
Automotive/Mobile	252,589	48%	279,269	50%	(26,680)	-10%
Aviation	80,470	15%	72,887	13%	7,583	10%
Total	$531,957	100%	$556,597	100%	$(24,640)	-4%

Net sales decreased 4% for the 13-week period ended March 30, 2013 when compared to the year-ago quarter. The decrease was primarily driven by automotive/mobile and marine. Automotive/mobile revenue remains the largest portion of our revenue mix at 48% in the first quarter of 2013 compared to 50% in the first quarter of 2012.

Total unit sales decreased 8% to 2,491 in the first quarter of 2013 from 2,712 in the same period of 2012. The decrease in unit sales volume in the first quarter of fiscal 2013 was primarily attributable to reduced PND and marine volumes partially offset by growth in fitness, aviation, automotive OEM and outdoor.

Automotive/mobile segment revenue decreased 10% from the year-ago quarter, as volumes decreased 15% partially offset by average selling price (ASP) improvement primarily due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first quarter of 2013. Revenues in our marine segment decreased 10% as we discounted our existing product line in anticipation of new product releases in the second quarter of 2013. In addition, we continue to experience a weak global marine electronics industry due to macroeconomic instability. Aviation revenues increased 10% from the year-ago quarter as the OEM market improved in some aircraft categories, as well as contribution from recent share gains. Revenues in our fitness segment increased 2% from the year-ago quarter on the strength of recent cycling product introductions partially offset by the first quarter 2012 launch of the multi-sport Forerunner® 910XT, that contributed to 26% growth in that quarter.

Cost of Goods Sold

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012		Quarter over Quarter
	COGS	% of Revenues	COGS	% of Revenues	$ Change	% Change
Outdoor	$31,690	42%	$29,900	39%	$1,790	6%
Fitness	27,469	38%	27,721	39%	(252)	-1%
Marine	26,949	54%	22,568	40%	4,381	19%
Automotive/Mobile	145,469	58%	169,438	61%	(23,969)	-14%
Aviation	24,247	30%	23,211	32%	1,036	4%
Total	$255,824	48%	$272,838	49%	$(17,014)	-6%

Cost of goods sold decreased 6% for the 13-week period ended March 30, 2013 when compared to the year ago quarter. The decrease was driven primarily by the automotive/mobile segment which recorded a cost of goods as a percentage of revenues decrease of 310 basis points due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the first quarter of 2013. This margin improvement was partially offset by increased cost of goods as a percentage of revenues in marine and outdoor. Marine cost of goods as a percentage of revenue increased by 1330 basis points primarily due to significant pricing discounts on aging inventory ahead of new product releases. Cost of goods as a percentage of revenue for outdoor were negatively impacted by product mix and ASP declines.

Gross Profit

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012		Quarter over Quarter
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$44,475	58%	$47,262	61%	$(2,787)	-6%
Fitness	44,968	62%	43,494	61%	1,474	3%
Marine	23,347	46%	33,496	60%	(10,149)	-30%
Automotive/Mobile	107,120	42%	109,831	39%	(2,711)	-2%
Aviation	56,223	70%	49,676	68%	6,547	13%
Total	$276,133	52%	$283,759	51%	$(7,626)	-3%

Gross profit dollars in the first quarter of 2013 decreased 3% while gross profit margin increased 90 basis points compared to the first quarter of 2012 driven primarily by the automotive/mobile segment. The automotive/mobile gross margin improved to 42% driven by the amortization of previously deferred high margin revenues, as discussed above. This improvement was partially offset by a 1330 and 290 basis point decrease in gross profit margin percentage for the marine and outdoor segments, respectively, as discussed above.

Advertising Expense

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012		Quarter over Quarter
	Advertising	% of Revenues	Advertising	% of Revenues	$ Change	% Change
Outdoor	$3,111	4%	$3,062	4%	$49	2%
Fitness	5,640	8%	4,770	7%	870	18%
Marine	3,053	6%	3,932	7%	(879)	-22%
Automotive/Mobile	9,209	4%	10,077	4%	(868)	-9%
Aviation	1,236	2%	1,750	2%	(514)	-29%
Total	$22,249	4%	$23,591	4%	$(1,342)	-6%

Advertising expense decreased 6% in absolute dollars while holding steady as a percent of revenues. The decrease in absolute dollars occurred primarily in marine and automotive/mobile where spending reductions were in line with anticipated revenue declines.

Selling, General and Administrative Expense

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012
	Selling, General &		Selling, General &		Quarter over Quarter
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$13,891	18%	$13,264	17%	$627	5%
Fitness	12,826	18%	12,494	18%	332	3%
Marine	10,909	22%	11,278	20%	(369)	-3%
Automotive/Mobile	43,521	17%	49,681	18%	(6,160)	-12%
Aviation	5,122	6%	3,399	5%	1,723	51%
Total	$86,269	16%	$90,116	16%	$(3,847)	-4%

Selling, general and administrative expense decreased 4% in absolute dollars and was steady as a percent of revenues compared to the year-ago quarter. The absolute dollar decrease is primarily related to legal fees. The increase in aviation is partially related to an increase in bad debt expense. Other variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012
	Research &		Research &		Quarter over Quarter
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$5,885	8%	$5,027	7%	$858	17%
Fitness	6,610	9%	5,579	8%	1,031	18%
Marine	11,825	24%	9,508	17%	2,317	24%
Automotive/Mobile	34,358	14%	32,138	12%	2,220	7%
Aviation	29,011	36%	27,467	38%	1,544	6%
Total	$87,689	16%	$79,719	14%	$7,970	10%

Research and development expense increased 10% due to ongoing development activities for new products and the addition of almost 400 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $8.0 million when compared with the year-ago quarter representing a 220 basis point increase as a percent of revenue. Marine and automotive/mobile had the largest increase as a percent of sales as we are investing heavily in marine product enhancements and automotive OEM opportunities.

Operating Income

	13-weeks ended March 30, 2013		13-weeks ended March 31, 2012		Quarter over Quarter
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$21,588	28%	$25,909	34%	$(4,321)	-17%
Fitness	19,892	27%	20,651	29%	(759)	-4%
Marine	(2,440)	-5%	8,778	16%	(11,218)	-128%
Automotive/Mobile	20,032	8%	17,935	6%	2,097	12%
Aviation	20,854	26%	17,060	23%	3,794	22%
Total	$79,926	15%	$90,333	16%	$(10,407)	-12%

Operating income decreased 12% in absolute dollars and 120 basis points as a percent of revenue when compared to the first quarter of 2012. An improving gross margin percentage was offset by the effect of declining revenues and increased research and development expense, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 30, 2013	March 31, 2012
Interest Income	$8,898	$9,671
Foreign Currency Exchange	(8,348)	(1,989)
Other	1,158	1,541
Total	$1,708	$9,223

The average return on cash and investments during the first quarter of 2013 was 1.5% compared to 1.6% during the same quarter of 2012. The decrease in interest income is attributable to declining cash balances and declining interest rates.

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

The majority of the $8.3 million currency loss in the first quarter of 2013 was due to the strengthening of the U.S. Dollar compared to the Euro and British Pound Sterling. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed a partially offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the first quarter of 2013, the U.S. Dollar strengthened 3.1% and 5.7% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $10.6 million. In addition, the U.S. Dollar strengthened 0.3% against the Taiwan Dollar, resulting in a $3.3 million gain. The remaining net currency loss of $1.0 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 18% when compared to the same quarter in 2012, while our income tax expense decreased by $19.7 million, to ($7.0) million for the 13-week period ended March 30, 2013, from $12.7 million for the 13-week period ended March 31, 2012. The effective tax rate was (8.6%) in the first quarter of 2013 and 12.8% in the first quarter of 2012. The negative effective tax rate in 2013 was primarily driven by release of uncertain tax position reserves of $16,536 related to expiration of certain statutes of limitations or completion of tax audits, as well as the impact of $6,301 of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the above, net income increased 2% for the 13-week period ended March 30, 2013 to $88.7 million compared to $86.9 million for the 13-week period ended March 31, 2012.

Liquidity and Capital Resources

Operating Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$59,363	$122,228

The $62.9 million decrease in cash provided by operating activities in first quarter 2013 compared to first quarter 2012 was primarily due to the following:

•	other current and noncurrent assets providing $67.3 million less cash primarily due to a $41 million tax-related prepayment that will be recovered in the second quarter of 2013 as well as the effect of a cash receipt in first quarter of 2012 of $22.3 million related to the refund of a withholding tax payment from the Swiss Federal Tax Authority

•	accounts receivable providing $32.9 million less cash primarily due to lower revenue in both fourth quarter 2012 and first quarter 2013
•	deferred revenue/costs providing $17.8 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above
•	the impact of decreased stock compensation expense providing $4.4 million less cash and
•	the impact of declining depreciation and amortization providing $3.5 million less cash

Partially offset by:

•	accounts payable providing $39.9 million more cash primarily due to the impact of lower revenues and associated expenses in both fourth quarter 2012 and first quarter 2013 and
•	other current and non-current liabilities providing $27.3 million more cash due to lower royalty costs on decreased revenues and the timing of such payments

Investing Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2013	2012
Net cash used in investing activities	$(17,955)	$(54,846)

The $36.9 million decrease in cash used in investing activities in first quarter 2013 compared to first quarter 2012 was primarily due to the following:

•	decreased net investments in marketable securities providing cash of $55.6 million

Partially offset by:

•	increased cash advanced under a loan receivable commitment with Bombardier of $18.3 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first quarter 2013 and 2012 were approximately 1.5% and 1.6%, respectively.

Financing Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2013	2012
Net cash used in financing activities	$(174,286)	$(74,483)

The $99.8 million increase in cash used in financing activities in first quarter 2013 compared to first quarter 2012 was primarily due to the following:

•	increased dividend payments of $98.0 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year and the increase in our year-over-year dividend rate

Our dividend has progressively increased from $1.60 per share for the four calendar quarters beginning in June 2011 to $1.80 per share for the four calendar quarters beginning in June 2012.

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

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar (TD), the Euro, and the British Pound Sterling. The USD remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries, and as a result, Euro currency movement may generate material gains and losses. Additionally, Euro-based inter-company transactions in Garmin Ltd. can also generate currency gains and losses. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

Interest Rate Risk

As of March 30, 2013, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 30, 2013 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 3. Legal Proceedings

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

Data Carriers, LLC v. Garmin USA, Inc.

On March 16, 2012, Data Carriers, LLC filed suit in the United States District Court for the District of Delaware against Garmin USA, Inc. alleging infringement of U.S. Patent No. 5,388,198. On April 10, 2012, Garmin filed a motion to dismiss this lawsuit for failure to state a claim on which relief can be granted. On April 10, 2013, the Court dismissed the litigation following settlement between Data Carriers, LLC and a group of defendants, including Garmin USA, Inc.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 (the ‘800 patent”) and 6,701,271 (“the ‘271 patent”). On June 8, 2012, ICON filed an amended complaint alleging infringement of U.S. Patent Nos. 6,626,799 and 6,921,351. On June 25, 2012, Garmin filed its answer asserting that each asserted claim of these additional patents-in-suit is invalid and/or not infringed. On April 11, 2013, the Court dismissed ICON’s allegations of infringement of the ‘800 and ‘271 patents against Garmin without prejudice pursuant to a motion filed by ICON. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336 (“the ‘336 patent”). On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. On April 19, 2013, the ITC administrative law Judge issued an order construing the claims of the ‘336 patent. The hearing is scheduled to commence on June 3, 2013. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

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

On January 27, 2012, Norman IP Holdings, LLC filed an amended complaint in the United States District Court for the Eastern District of Texas naming 23 companies, including Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”) and alleging infringement of U.S. Patent Nos. 5,530,597, 5,502,689, 5,592,555, 5,608,873, and 5,771,394. On February 27, 2012 Garmin filed a motion to dismiss this lawsuit or, alternatively, for severance due to misjoinder. On August 10, 2012, Garmin’s motion to sever was granted by the court but the litigation was consolidated for all pretrial issues with the original litigation. On April 2, 2013, the Court dismissed the case following settlement between Garmin and Norman IP Holdings, LLC.

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

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and the parties await the Court’s order construing the claims of the patents-in-suit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Taranis IP LLC v. Garmin International, Inc., Universal Avionics Systems Corporation, Johnson Outdoors Marine Electronics, Inc., Johnson Outdoors Inc., Raymarine Inc., Raymarine UK Ltd., Navico, Inc., and Navico Holdings A.S.

On November 22, 2010, Taranis IP LLC filed suit in the United States District Court for the Northern District of Illinois against eight companies, including Garmin International, Inc., alleging infringement of U.S. Patent No. 5,995,903 (“the ’903 patent”). On February 1, 2011, Garmin filed its answer and counterclaims asserting that each asserted claim of the ’903 patent is invalid and/or not infringed. On August 31, 2011, the court granted Garmin’s motion and stayed this case pending the conclusion of the U.S. Patent and Trademark Office’s reexamination of the ‘903 patent. On June 29, 2012, the U.S. Patent and Trademark Office issued a second rejection of certain claims of the ‘903 patent. On September 13, 2012, the U.S. Patent and Trademark Office issued a final rejection of the reviewed claims of the ‘903 patent. On November 16, 2012, the U.S. Patent and Trademark Office allowed the reviewed claims after amendment by Taranis. On April 12, 2013, the Court dismissed the case following settlement between Garmin and Taranis.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. By agreement of the parties, on October 29, 2012 this lawsuit was stayed pending the resolution of the investigation by the International Trade Commission in In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof which is described above. On March 21, 2012, Technology Properties Limited LLC filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this action are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832, 408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and /or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material changes during the 13-week period ended March 30, 2013 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014. The Company did not repurchase shares during the quarter ended March 30, 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 10.1*       Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc.

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
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 8, 2013

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 10.1*	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Portions of Exhibit 10.1 have been omitted pursuant to a request for confidential treatment.

