Form 10-Q
period 2013-06-29
GARMIN LTD
filed 2013-08-07
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Number of shares outstanding of the registrant’s common shares as of August 5, 2013

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 29, 2013

Garmin Ltd.

Form 10-Q

Quarter Ended June 29, 2013

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

The results of operations for the 13-week and 26-week periods ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited)
	June 29,	December 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,083,490	$1,231,180
Marketable securities	142,582	153,083
Accounts receivable, net	484,246	603,673
Inventories, net	383,492	389,931
Deferred income taxes	63,241	68,785
Deferred costs	54,104	53,948
Prepaid expenses and other current assets	135,104	35,520
Total current assets	2,346,259	2,536,120

Property and equipment, net	410,533	409,751

Marketable securities	1,475,761	1,488,312
Restricted cash	249	836
Noncurrent deferred income tax	95,411	93,920
Noncurrent deferred costs	37,830	42,359
Other intangible assets, net	220,531	232,597
Other assets	12,607	15,229
Total assets	$4,599,181	$4,819,124

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$128,078	$131,263
Salaries and benefits payable	50,184	55,969
Accrued warranty costs	34,288	37,301
Accrued sales program costs	39,083	57,080
Deferred revenue	251,074	252,375
Accrued royalty costs	9,444	71,745
Accrued advertising expense	16,696	25,192
Other accrued expenses	72,634	69,806
Deferred income taxes	160	332
Income taxes payable	24,390	32,031
Dividend payable	263,704	175,932
Total current liabilities	889,735	909,026

Deferred income taxes	1,219	2,467
Non-current income taxes	173,651	181,754
Non-current deferred revenue	167,268	193,047
Other liabilities	951	1,034

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 195,317,390 shares outstanding at June 29, 2013 and 195,591,854 shares outstanding at December 29, 2012	1,797,435	1,797,435
Additional paid-in capital	83,513	72,462
Treasury stock	(93,587)	(81,280)
Retained earnings	1,514,153	1,604,625
Accumulated other comprehensive income	64,843	138,554
Total stockholders' equity	3,366,357	3,531,796
Total liabilities and stockholders' equity	$4,599,181	$4,819,124

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales	$696,563	$718,154	$1,228,520	$1,274,751

Cost of goods sold	312,923	296,341	568,747	569,180

Gross profit	383,640	421,813	659,773	705,571

Advertising expense	29,483	38,258	51,732	61,849
Selling, general and administrative expense	88,039	99,246	174,307	189,362
Research and development expense	96,232	80,303	183,922	160,021
Total operating expense	213,754	217,807	409,961	411,232

Operating income	169,886	204,006	249,812	294,339

Other income (expense):
Interest income	8,179	8,620	17,077	18,291
Foreign currency gains (losses)	27,451	(7,771)	19,102	(9,760)
Other	1,069	2,581	2,228	4,121
Total other income (expense)	36,699	3,430	38,407	12,652

Income before income taxes	206,585	207,436	288,219	306,991

Income tax provision	34,094	21,532	27,062	34,230

Net income	$172,491	$185,904	$261,157	$272,761

Net income per share:
Basic	$0.88	$0.95	$1.34	$1.40
Diluted	$0.88	$0.95	$1.33	$1.39

Weighted average common shares outstanding:
Basic	195,570	194,849	195,600	194,795
Diluted	196,300	196,261	196,338	196,232

Dividends declared per share	$1.80	$1.80	$1.80	$1.80

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net income	$172,491	$185,904	$261,157	$272,761
Translation adjustment	(29,476)	(12,051)	(37,556)	9,290
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(35,036)	(2,437)	(36,155)	(1,301)
Comprehensive income	$107,979	$171,416	$187,446	$280,750

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 29, 2013	June 30, 2012
Operating Activities:
Net income	$261,157	$272,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,340	27,351
Amortization	16,579	23,709
Loss on sale of property and equipment	28	11
Provision for doubtful accounts	701	2,256
Deferred income taxes	5,599	(5,268)
Unrealized foreign currency losses/(gains)	(15,996)	18,556
Provision for obsolete and slow moving inventories	12,017	3,276
Stock compensation expense	10,978	18,043
Realized gains on marketable securities	(2,278)	(1,463)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	110,600	117,422
Inventories	(12,160)	10,004
Other current and non-current assets	(16,354)	10,143
Accounts payable	(547)	(26,627)
Other current and non-current liabilities	(95,261)	(103,327)
Deferred revenue	(25,952)	15,493
Deferred cost	4,378	(4,652)
Income taxes payable	(15,168)	(32,555)
Net cash provided by operating activities	263,661	345,133

Investing activities:
Purchases of property and equipment	(29,723)	(17,426)
Proceeds from sale of property and equipment	64	14
Purchase of intangible assets	(674)	(4,682)
Purchase of marketable securities	(488,515)	(639,612)
Redemption of marketable securities	470,086	464,329
Advances under loan receivable commitment	(82,020)	-
Change in restricted cash	587	(54)
Acquisitions, net of cash acquired	(25)	(2,818)
Net cash used in investing activities	(130,220)	(200,249)

Financing activities:
Dividends paid	(263,857)	(165,638)
Purchase of treasury stock under share repurchase plan	(13,353)	-
Purchase of treasury stock related to equity awards	(7,367)	(6,460)
Proceeds from issuance of treasury stock related to equity awards	8,185	10,133
Tax benefit from issuance of equity awards	300	1,304
Net cash used in financing activities	(276,092)	(160,661)

Effect of exchange rate changes on cash and cash equivalents	(5,039)	(3,664)

Net decrease in cash and cash equivalents	(147,690)	(19,441)
Cash and cash equivalents at beginning of period	1,231,180	1,287,160
Cash and cash equivalents at end of period	$1,083,490	$1,267,719

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 29, 2013

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 13-week and 26-week periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 29, 2013 and June 30, 2012 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	June 29, 2013	December 29, 2012

Raw Materials	$130,833	$119,142
Work-in-process	49,866	53,656
Finished goods	231,380	243,238
Inventory Reserves	(28,587)	(26,105)
Inventory, net of reserves	$383,492	$389,931

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 29,	June 30,
	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$172,491	$185,904

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,570	194,849

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	730	1,412

Denominator for diluted net income per share – adjusted weighted-average common shares	196,300	196,261

Basic net income per share	$0.88	$0.95

Diluted net income per share	$0.88	$0.95

	26-Weeks Ended
	June 29,	June 30,
	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$261,157	$272,761

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,600	194,795

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	738	1,437

Denominator for diluted net income per share – adjusted weighted-average common shares	196,338	196,232

Basic net income per share	$1.34	$1.40

Diluted net income per share	$1.33	$1.39

There were 5,514,344 and 5,647,688 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended June 29, 2013 and June 30, 2012, respectively.

There were 5,540,636 and 5,698,553 anti-dilutive equity awards for the 26-week periods ended June 29, 2013 and June 30, 2012, respectively.

There were 43,833 and 68,637 shares issued as a result of exercises of equity awards for the 13-week periods ended June 29, 2013 and June 30, 2012, respectively.

There were 110,551 and 212,718 shares issued as a result of exercises of equity awards for the 26-week periods ended June 29, 2013 and June 30, 2012, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor	Fitness	Marine	Auto/ Mobile	Aviation	Total

13-Weeks Ended June 29, 2013

Net sales	$106,856	$84,216	$72,748	$344,701	88,042	$696,563
Operating income	$44,842	$29,641	$14,411	$60,444	$20,548	$169,886
Income before taxes	$49,937	$33,360	$18,513	$82,679	$22,096	$206,585

13-Weeks Ended June 30, 2012

Net sales	$100,496	$81,812	$67,790	$392,124	$75,932	$718,154
Operating income	$43,739	$34,146	$18,427	$87,108	$20,586	$204,006
Income before taxes	$44,040	$33,334	$18,330	$90,836	$20,896	$207,436

26-Weeks Ended June 29, 2013

Net sales	$183,022	$156,653	$123,044	$597,290	$168,511	$1,228,520
Operating income	$66,430	$49,533	$11,971	$80,476	$41,402	$249,812
Income before taxes	$72,440	$53,248	$16,480	$102,660	$43,391	$288,219

26-Weeks Ended June 30, 2012

Net sales	$177,659	$153,026	$123,854	$671,393	$148,819	$1,274,751
Operating income	$69,648	$54,797	$27,205	$105,043	$37,646	$294,339
Income before taxes	$71,017	$56,063	$27,891	$113,579	$38,441	$306,991

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 29, 2013 and June 30, 2012. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
June 29, 2013
Net sales to external customers	$669,349	$111,994	$447,177	$1,228,520
Property and equipment, net	$232,180	$123,814	$54,539	$410,533

June 30, 2012
Net sales to external customers	$687,841	$118,879	$468,031	$1,274,751
Property and equipment, net	$220,462	$135,967	$51,421	$407,850

5.	Warranty Reserves

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

	13-Weeks Ended
	June 29,	June 30,
	2013	2012

Balance - beginning of the period	$34,654	$42,792
Accrual for products sold	9,006	7,947
Expenditures	(9,372)	(9,942)
Balance - end of the period	$34,288	$40,797

	26-Weeks Ended
	June 29,	June 30,
	2013	2012

Balance - beginning of the period	$37,301	$46,773
Accrual for products sold	18,192	15,853
Expenditures	(21,205)	(21,829)
Balance - end of the period	$34,288	$40,797

6.	Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $210,315 over the next five years.

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

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”). In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier will repay the loan in five installments beginning in November 2013 and ending in March 2014 pursuant to the terms and conditions of the Agreement. As of June 29, 2013, the Company had advanced $82,020 to Bombardier, which is included in prepaid and other current assets in the accompanying condensed consolidated balance sheet.

7.	Income Taxes

Our earnings before taxes decreased less than 1% when compared to the same quarter in 2012, while our income tax expense increased by $12,562, to $34,094 for the 13-week period ended June 29, 2013, from $21,532 for the 13-week period ended June 30, 2012. The effective tax rate was 16.5% in the second quarter of 2013 and 10.4% in the second quarter of 2012. The increase in the effective tax rate was primarily driven by an unfavorable income mix across tax jurisdictions and a reduction in income eligible for tax holiday in Taiwan.  The effective tax rate in both the second quarter of 2013 and 2012 was reduced by the release of income tax reserves of $9,957 and $8,128, respectively, due to the expiration of certain statutes of limitations in Taiwan.

The effective tax rate was 9.4% in the first half of 2013 and 11.2% in the first half of 2012. The lower effective tax rate in 2013 was primarily driven by the release of uncertain tax position reserves of $26,493 in the first half of 2013 compared to $8,128 in the first half of 2012 related to expiration of certain statutes of limitations or completion of tax audits, as well as the impact of $6,301 of research and development credits related to 2012 which were recognized when the related legislation was enacted in January 2013.  These benefits were partially offset by an unfavorable income mix across tax jurisdictions and a reduction in income eligible for tax holiday in Taiwan.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 29, 2013
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$499,845	$-	$499,845	$-
Obligations of states and political subdivisions	652,736	-	652,736	-
Corporate bonds	368,936	-	368,936	-
Common stocks	25,956	25,956	-	-
Other	70,870	-	70,870	-
Total	$1,618,343	$25,956	$1,592,387	$-

	Fair Value Measurements as
	of December 29, 2012
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$650,895	$-	$650,895	$-
Obligations of states and political subdivisions	499,857	-	499,857	-
Corporate bonds	399,941	-	399,941	-
Common stocks	22,982	22,982	-	-
Other	67,720	-	67,720	-
Total	$1,641,395	$22,982	$1,618,413	$-

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at June 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$511,471	$4,192	$(15,818)	$-	$499,845
Obligations of states and political subdivisions	669,441	1,543	(18,248)	-	652,736
U.S. corporate bonds	374,999	1,753	(6,542)	(1,274)	368,936
Common stocks	22,626	3,656	(326)		25,956
Other	68,409	2,520	(59)	-	70,870
Total	$1,646,946	$13,664	$(40,993)	$(1,274)	$1,618,343

In the first half of 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $40,993 of gross unrealized losses on marketable securities at June 29, 2013.  The amortized cost and estimated fair value of the securities at an unrealized loss position at June 29, 2013 were $1,114,538 and $1,072,270, respectively.  This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to an unusual increase in the 10 Year Treasury Bond Yield during the second quarter, which caused market valuations of certain securities in our investment portfolios to decline.   Approximately 50% of the securities in our portfolio were at an unrealized loss position at June 29, 2013.  We have the ability to hold these securities until maturity or their value is otherwise recovered. We do not consider these unrealized losses to be other than temporary and no impairment has been recorded in the accompanying condensed consolidated statement of income.

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at December 29, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Other Than Temporary Impairment	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$644,388	$8,894	$(2,387)	$-	$650,895
Obligations of states and political subdivisions	499,241	2,345	(1,729)	-	499,857
U.S. corporate bonds	400,310	3,138	(2,233)	(1,274)	399,941
Common stocks	21,113	2,392	(523)		22,982
Other	67,181	551	(12)	-	67,720
Total	$1,632,233	$17,320	$(6,884)	$(1,274)	$1,641,395

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at June 29, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$144,880	$142,582
Due after one year through five years	602,079	597,885
Due after five years through ten years	236,672	229,743
Due after ten years	605,601	584,641
Other (No contractual maturity dates)	57,714	63,492
	$1,646,946	$1,618,343

9.	Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares.  A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The share repurchase authorization expires on December 31, 2014.  As of June 29, 2013, the Company had repurchased 383,790 shares using cash of $13,353.  There remains approximately $286,647 available for repurchase under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 29, 2013:

	13-Weeks Ended June 29, 2013
		Unrealized Gains
	Foreign Currency	(Losses) on
	Translation	Available for Sale
	Adjustment	Securities	Total
Balance - beginning of period	$120,892	$8,463	$129,355
Other comprehensive income before reclassification	(29,476)	(33,890)	(63,366)
Amounts reclassified from accumulated other comprehensive income	-	(1,146)	(1,146)
Net current-period other comprehensive income	(29,476)	(35,036)	(64,512)
Balance - end of period	$91,416	$(26,573)	$64,843

	26-Weeks Ended June 29, 2013
		Unrealized Gains
	Foreign Currency	(Losses) on
	Translation	Available for Sale
	Adjustment	Securities	Total
Balance - beginning of period	$128,972	$9,582	$138,554
Other comprehensive income before reclassification	(37,556)	(33,961)	(71,517)
Amounts reclassified from accumulated other comprehensive income	-	(2,194)	(2,194)
Net current-period other comprehensive income	(37,556)	(36,155)	(73,711)
Balance - end of period	$91,416	$(26,573)	$64,843

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 29, 2013:

13-Weeks Ended June 29, 2013
Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net Income is
Comprehensive Income Components	Income	Presented

Unrealized gains (losses) on available-for-sale securities	$1,205	Other income (expense)
	(59)	Income tax provision
	$1,146	Net of tax

26-Weeks Ended June 29, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$2,278	Other income (expense)
	(84)	Income tax provision
	$2,194	Net of tax

11.	License Fees

During the second quarter of 2012, the Company determined certain license fee payments to one of its suppliers had exceeded contractual requirements since the third quarter of 2010.  The periodic royalty audit by the supplier, which was already underway, was completed in June 2012, resulting in a net overpayment of such license fees of $20.8 million. This credit is reflected in cost of goods sold for the 13-week and 26-week periods ended June 29, 2012.

12.	Recently Issued Accounting Pronouncements

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 29, 2013	June 30, 2012

Net sales	100%	100%
Cost of goods sold	45%	41%
Gross profit	55%	59%
Advertising	4%	5%
Selling, general and administrative	13%	14%
Research and development	14%	11%
Total operating expenses	31%	30%
Operating income	24%	29%
Other income (expense), net	5%	0%
Income before income taxes	29%	29%
Provision for income taxes	4%	3%
Net income	25%	26%

	26-Weeks Ended
	June 29, 2013	June 30, 2012

Net sales	100%	100%
Cost of goods sold	46%	45%
Gross profit	54%	55%
Advertising	5%	5%
Selling, general and administrative	14%	15%
Research and development	15%	12%
Total operating expenses	34%	32%
Operating income	20%	23%
Other income (expense), net	3%	1%
Income before income taxes	23%	24%
Provision for income taxes	2%	3%
Net income	21%	21%

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

Garmin Ltd. And Subsidiaries

Net Sales, Operating Income and Income before Taxes by Segment (Unaudited)

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended June 29, 2013

Net sales	$106,856	$84,216	$72,748	$344,701	88,042	$696,563
Operating income	$44,842	$29,641	$14,411	$60,444	$20,548	$169,886
Income before taxes	$49,937	$33,360	$18,513	$82,679	$22,096	$206,585

13-Weeks Ended June 30, 2012

Net sales	$100,496	$81,812	$67,790	$392,124	$75,932	$718,154
Operating income	$43,739	$34,146	$18,427	$87,108	$20,586	$204,006
Income before taxes	$44,040	$33,334	$18,330	$90,836	$20,896	$207,436

26-Weeks Ended June 29, 2013

Net sales	$183,022	$156,653	$123,044	$597,290	$168,511	$1,228,520
Operating income	$66,430	$49,533	$11,971	$80,476	$41,402	$249,812
Income before taxes	$72,440	$53,248	$16,480	$102,660	$43,391	$288,219

26-Weeks Ended June 30, 2012

Net sales	$177,659	$153,026	$123,854	$671,393	$148,819	$1,274,751
Operating income	$69,648	$54,797	$27,205	$105,043	$37,646	$294,339
Income before taxes	$71,017	$56,063	$27,891	$113,579	$38,441	$306,991

Comparison of 13-Weeks Ended June 29, 2013 and June 30, 2012

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$106,856	15%	$100,496	14%	$6,361	6%
Fitness	84,216	12%	81,812	11%	2,404	3%
Marine	72,748	10%	67,790	9%	4,958	7%
Automotive/Mobile	344,701	50%	392,124	55%	(47,423)	-12%
Aviation	88,042	13%	75,932	11%	12,110	16%
Total	$696,563	100%	$718,154	100%	$(21,591)	-3%

Net sales decreased 3% for the 13-week period ended June 29, 2013 when compared to the year-ago quarter. The decrease was driven by the automotive/mobile segment which posted a 12% decline. Automotive/mobile revenue remains the largest portion of our revenue mix at 50% in the second quarter of 2013 compared to 55% in the second quarter of 2012.

Total unit sales decreased 7% to 3,631 in the second quarter of 2013 from 3,906 in the same period of 2012. The decrease in unit sales volume in the second quarter of fiscal 2013 was attributable to reduced PND volumes partially offset by growth in each of the other segments.

Automotive/mobile segment revenue decreased 12% from the year-ago quarter, as volumes decreased 16% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the second quarter of 2013 and increased auto OEM contribution with a higher ASP. Aviation revenues increased 16% from the year-ago quarter as the OEM market improved in some aircraft categories, as well as contribution from recent share gains and aftermarket products. Revenues in our marine segment increased 7% as we shipped new products that improved our market position. Revenues in our outdoor segment increased 6% from the year-ago quarter on the strength of our golf portfolio and dog tracking and training products. Fitness revenues increased 3% on the strength of our cycling products and the Forerunner 10 but strong volume growth was partially offset by reduced ASPs associated with the Forerunner 10.

Cost of Goods Sold

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$36,469	34%	$33,604	33%	$2,864	9%
Fitness	29,145	35%	25,147	31%	3,998	16%
Marine	31,810	44%	24,651	36%	7,159	29%
Automotive/Mobile	189,338	55%	191,201	49%	(1,863)	-1%
Aviation	26,161	30%	21,738	29%	4,423	20%
Total	$312,923	45%	$296,341	41%	$16,582	6%

Cost of goods sold increased 6% for the 13-week period ended June 29, 2013 when compared to the year ago quarter. The increase occurred in each of our segments that posted revenue growth with a slightly offsetting decline in automotive/mobile. Cost of goods as a percentage of revenues increased in all segments. Marine cost of goods as a percentage of revenue increased by 740 basis points primarily due to significant pricing discounts on aging inventory ahead of new product releases which occurred late in the quarter. Cost of goods as a percentage of revenue for fitness was negatively impacted by product mix and ASP declines, primarily related to the Forerunner 10. While the automotive/mobile segment recorded a 1% decline in cost of goods in absolute dollars, cost of goods as a percentage of revenues increased by 620 basis points primarily due to the effect of a $21 million one-time royalty fee benefit related to license fee overpayments recorded in the second quarter of 2012, offset slightly by the benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the second quarter of 2013. Other segments experienced cost of goods sold increases generally commensurate with sales increases discussed above.

Gross Profit

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$70,387	66%	$66,892	67%	$3,495	5%
Fitness	55,071	65%	56,665	69%	(1,594)	-3%
Marine	40,938	56%	43,139	64%	(2,201)	-5%
Automotive/Mobile	155,363	45%	200,923	51%	(45,560)	-23%
Aviation	61,881	70%	54,194	71%	7,688	14%
Total	$383,640	55%	$421,813	59%	$(38,173)	-9%

Gross profit dollars in the second quarter of 2013 decreased 9% while gross profit margin decreased 370 basis points compared to the second quarter of 2012 driven primarily by the automotive/mobile segment. The automotive/mobile gross margin declined to 45% driven primarily by the royalty benefit recorded in the second quarter of 2012, as discussed above. The gross profit margin percentage for the marine and fitness segments also declined by 740 and 390 basis points, respectively, as discussed above.

Advertising Expense

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,080	5%	$5,703	6%	$(623)	-11%
Fitness	6,963	8%	6,331	8%	632	10%
Marine	3,806	5%	5,415	8%	(1,609)	-30%
Automotive/Mobile	12,559	4%	19,608	5%	(7,049)	-36%
Aviation	1,075	1%	1,201	2%	(126)	-11%
Total	$29,483	4%	$38,258	5%	$(8,775)	-23%

Advertising expense decreased 23% in absolute dollars and declined 110 basis points as a percent of revenues. The decrease in absolute dollars occurred primarily in the automotive/mobile and marine segments. Automotive/mobile spending declined due to reduced volumes, as expected, and a reduction in cooperative advertising costs. Marine advertising declined due to less cooperative spending and promotional activities necessary with the release of newer products.

Selling, General and Administrative Expense

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$14,363	13%	$12,398	12%	$1,965	16%
Fitness	11,605	14%	10,522	13%	1,083	10%
Marine	10,674	15%	8,841	13%	1,833	21%
Automotive/Mobile	46,744	14%	62,590	16%	(15,846)	-25%
Aviation	4,653	5%	4,895	6%	(243)	-5%
Total	$88,039	13%	$99,246	14%	$(11,207)	-11%

Selling, general and administrative expense decreased 11% in absolute dollars and 120 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar decrease is primarily related to a legal settlement and the related fees in the automotive/mobile segment that were recorded in second quarter 2012. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$6,102	6%	$5,052	5%	$1,050	21%
Fitness	6,862	8%	5,666	7%	1,196	21%
Marine	12,047	17%	10,456	15%	1,591	15%
Automotive/Mobile	35,616	10%	31,617	8%	3,999	13%
Aviation	35,605	40%	27,512	36%	8,093	29%
Total	$96,232	14%	$80,303	11%	$15,929	20%

Research and development expense increased 20% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $15.9 million when compared with the year-ago quarter representing a 260 basis point increase as a percent of revenue. Aviation had the largest increase as we are investing heavily in OEM opportunities. Marine and automotive/mobile investment is focused on marine product enhancements and automotive OEM opportunities, respectively. Within outdoor and fitness, we are preparing for a number of product launches in the back half of 2013 and also exploring new categories.

Operating Income

	13-weeks ended June 29, 2013		13-weeks ended June 30, 2012		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$44,842	42%	$43,739	44%	$1,103	3%
Fitness	29,641	35%	34,146	42%	(4,505)	-13%
Marine	14,411	20%	18,427	27%	(4,016)	-22%
Automotive/Mobile	60,444	18%	87,108	22%	(26,664)	-31%
Aviation	20,548	23%	20,586	27%	(37)	0%
Total	$169,886	24%	$204,006	28%	$(34,120)	-17%

Operating income decreased 17% in absolute dollars and 400 basis points as a percent of revenue when compared to the second quarter of 2012 due to declining revenues, declining gross margins and increased research and development expense, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 29, 2013	June 30, 2012
Interest Income	$8,179	$8,620
Foreign Currency Exchange	27,451	(7,771)
Other	1,069	2,581
Total	$36,699	$3,430

The average return on cash and investments during the second quarter of 2013 and 2012 was 1.4%. The decrease in interest income is primarily attributable to a decrease in interest rates that was largely offset by realized gains on investments for a stable return on cash and investments year-over-year.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency fluctuations can generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The majority of the $27.5 million currency gain in the second quarter of 2013 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. The weakening of the U.S. Dollar compared to the Euro and British Pound Sterling contributed a gain as well. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the second quarter of 2013, the U.S. Dollar strengthened 2.9% against the Taiwan Dollar resulting in a gain of $24.2 million. In addition, the U.S. Dollar weakened 1.7% and 0.3%, respectively, compared to the Euro and the British Pound Sterling, resulting in a $2.5 million gain. The remaining net currency gain of $0.8 million is related to other currencies and timing of transactions.

The majority of the $7.8 million currency loss in the second quarter of 2012 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed a partially offsetting gain. During the second quarter of 2012, the U.S. Dollar strengthened 5.7% and 2.3%, respectively, against the Euro and the British Pound Sterling, resulting in a $17.7 million loss. Offsetting this loss, the U.S. Dollar strengthened 1.4% compared to the Taiwan Dollar resulting in a gain of $11.7 million. The remaining net currency loss of $1.8 million is related to other currencies and timing of transactions.

Income Tax Provision

Our earnings before taxes decreased less than 1% when compared to the same quarter in 2012, while our income tax expense increased by $12.6 million, to $34.1 million for the 13-week period ended June 29, 2013, from $21.5 million for the 13-week period ended June 30, 2012. The effective tax rate was 16.5% in the second quarter of 2013 and 10.4% in the second quarter of 2012. The increase in the effective tax rate was primarily driven by an unfavorable income mix across tax jurisdictions and a reduction in income eligible for tax holiday in Taiwan.  The effective tax rate in both second quarter of 2013 and 2012 was reduced by the release of income tax reserves of $10.0 million and $8.1 million, respectively, due to the expiration of certain statutes of limitations in Taiwan.

Net Income

As a result of the above, net income decreased 7% for the 13-week period ended June 29, 2013 to $172.5 million compared to $185.9 million for the 13-week period ended June 30, 2012.

Comparison of 26-Weeks Ended June 29, 2013 and June 30, 2012

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$183,022	15%	$177,659	14%	$5,364	3%
Fitness	156,653	13%	153,026	12%	3,627	2%
Marine	123,044	10%	123,854	10%	(810)	-1%
Automotive/Mobile	597,290	48%	671,393	52%	(74,103)	-11%
Aviation	168,511	14%	148,819	12%	19,692	13%
Total	$1,228,520	100%	$1,274,751	100%	$(46,231)	-4%

Net sales decreased 4% for the 26-week period ended June 29, 2013 when compared to the year-ago period. The decrease was driven primarily by the automotive/mobile segment which posted an 11% decline. Automotive/mobile revenue remains the largest portion of our revenue mix at 48% in the first half of 2013 compared to 52% in the first half of 2012.

Total unit sales decreased 8% to 6,122 in the first half of 2013 from 6,624 in the same period of 2012. The decrease in unit sales volume was attributable to reduced PND and marine volumes partially offset by growth in each of the other segments.

Automotive/mobile segment revenue decreased 11% from the year-ago period, as volumes decreased 15% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first half of 2013 and increased auto OEM contribution with a higher ASP. Aviation revenues increased 13% from the year-ago period as the OEM market improved in some aircraft categories, as well as contribution from recent share gains and aftermarket products. Revenues in our outdoor segment increased 3% from the year-ago period on the strength of our golf portfolio and dog tracking and training products. Fitness revenues increased 2% on the strength of our cycling products and the Forerunner 10 but strong volume growth was partially offset by reduced ASPs associated with the Forerunner 10. Revenues in our marine segment decreased 1% due to a weak first quarter when we discounted many products in advance of new product introductions and continued to experience a weak global marine electronics industry due to macroeconomic instability.

Cost of Goods Sold

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$68,160	37%	$63,505	36%	$4,654	7%
Fitness	56,614	36%	52,866	35%	3,748	7%
Marine	58,759	48%	47,220	38%	11,539	24%
Automotive/Mobile	334,807	56%	360,640	54%	(25,833)	-7%
Aviation	50,407	30%	44,949	30%	5,458	12%
Total	$568,747	46%	$569,180	45%	$(433)	0%

Cost of goods sold was flat for the 26-week period ended June 29, 2013 when compared to the year ago period. This was driven by an increase in each of our segments that posted revenue growth with an offsetting decline in automotive/mobile. Cost of goods as a percentage of revenues increased by 960 basis points in marine due to significant pricing discounts on legacy inventory ahead of new product releases which occurred late in the second quarter. Cost of goods as a percentage of revenue for outdoor and fitness were negatively impacted by product mix and ASP declines. While the automotive/mobile segment recorded a 7% decline in cost of goods in absolute dollars, cost of goods as a percentage of revenues increased by 230 basis points primarily due to the effect of a $21 million one-time royalty fee benefit related to license fee overpayments recorded in the second quarter of 2012, partially offset by the benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the first half of 2013. The aviation segment experienced a cost of goods sold increase commensurate with the sales increase discussed above.

Gross Profit

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$114,862	63%	$114,154	64%	$708	1%
Fitness	100,039	64%	100,160	65%	(121)	0%
Marine	64,285	52%	76,634	62%	(12,349)	-16%
Automotive/Mobile	262,483	44%	310,753	46%	(48,270)	-16%
Aviation	118,104	70%	103,870	70%	14,235	14%
Total	$659,773	54%	$705,571	55%	$(45,798)	-6%

Gross profit dollars in the first half of 2013 decreased 6% while gross profit margin decreased 160 basis points compared to the first half of 2012 driven primarily by the automotive/mobile and marine segments. The automotive/mobile gross margin declined to 44% driven primarily by the royalty benefit recorded in the second quarter of 2012 partially offset by increased amortization of previously deferred high margin revenue, as discussed above. The gross profit margin percentage for the marine segment also declined by 960 basis points as discussed above.

Advertising Expense

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$8,190	4%	$8,765	5%	$(575)	-7%
Fitness	12,603	8%	11,102	7%	1,501	14%
Marine	6,859	6%	9,346	8%	(2,487)	-27%
Automotive/Mobile	21,769	4%	29,685	4%	(7,916)	-27%
Aviation	2,311	1%	2,951	2%	(640)	-22%
Total	$51,732	4%	$61,849	5%	$(10,117)	-16%

Advertising expense decreased 16% in absolute dollars and 60 basis points as a percent of revenue compared to the year-ago period. The decrease occurred primarily in the automotive/mobile and marine segments and was driven by reduced cooperative advertising associated with lower volumes in automotive/mobile and a newer product line in marine requiring less promotional activity.

Selling, General and Administrative Expenses

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$28,254	15%	$25,663	14%	$2,591	10%
Fitness	24,430	16%	23,016	15%	1,414	6%
Marine	21,583	18%	20,118	16%	1,465	7%
Automotive/Mobile	90,264	15%	112,270	17%	(22,006)	-20%
Aviation	9,776	6%	8,295	6%	1,480	18%
Total	$174,307	14%	$189,362	15%	$(15,055)	-8%

Selling, general and administrative expense decreased 8% in absolute dollars and 70 basis points as a percent of revenues compared to the year-ago period. The decrease is primarily related to reduced legal settlements and legal fees in the automotive/mobile segment. The increase in aviation is partially related to an increase in bad debt expense. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$11,988	7%	$10,078	6%	$1,910	19%
Fitness	13,473	9%	11,245	7%	2,228	20%
Marine	23,872	19%	19,965	16%	3,907	20%
Automotive/Mobile	69,974	12%	63,755	9%	6,219	10%
Aviation	64,615	38%	54,978	37%	9,637	18%
Total	$183,922	15%	$160,021	13%	$23,901	15%

Research and development expense increased 15% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago period. In absolute dollars, research and development costs increased $23.9 million when compared with the year-ago quarter representing a 240 basis point increase as a percent of revenue. Aviation had the largest increase in absolute dollars as we are investing heavily in OEM opportunities. Marine and automotive/mobile investment is focused on marine product enhancements and automotive OEM opportunities, respectively. Within outdoor and fitness, we are preparing for a number of product launches in the back half of 2013 and also exploring new categories.

Operating Income

	26-weeks ended June 29, 2013		26-weeks ended June 30, 2012		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$66,430	36%	$69,648	39%	$(3,218)	-5%
Fitness	49,533	32%	54,797	36%	(5,264)	-10%
Marine	11,971	10%	27,205	22%	(15,234)	-56%
Automotive/Mobile	80,476	13%	105,043	16%	(24,567)	-23%
Aviation	41,402	25%	37,646	25%	3,757	10%
Total	$249,812	20%	$294,339	23%	$(44,527)	-15%

Operating income decreased 15% in absolute dollars and 280 basis points as a percent of revenue when compared to the year-ago period due to declining revenues, declining gross margins and increased research and development expense, as discussed above.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 29, 2013	June 30, 2012
Interest Income	$17,077	$18,291
Foreign Currency Exchange	19,102	(9,760)
Other	2,228	4,121
Total	$38,407	$12,652

The average return on cash and investments during the first half of 2013 was 1.4% compared to 1.5% during the same period of 2012. The decrease in interest income is attributable to decreasing cash balances and a slight decrease in interest rates.

The majority of the $19.1 million currency gain in the first half of 2013 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. The strengthening of the U.S. Dollar compared to the Euro and British Pound Sterling contributed a partially offsetting loss. During the first half of 2013, the U.S. Dollar strengthened 3.2% against the Taiwan Dollar, resulting in a $27.6 million gain. In addition, the U.S. Dollar strengthened 1.8% and 5.5% compared to the Euro and the British Pound Sterling, respectively, resulting in a loss of $8.2 million. The remaining net currency loss of $0.3 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 6% when compared to the same period in 2012, while our income tax expense decreased by 21%, to $27.1 million, for the 26-week period ended June 29, 2013, from $34.2 million for the 26-week period ended June 30, 2012. The effective tax rate was 9.4% in the first half of 2013 and 11.2% in the first half of 2012. The lower effective tax rate in 2013 was primarily driven by the release of uncertain tax position reserves of $26.5 million in the first half of 2013 compared to $8.1 million in the first half of 2012 related to expiration of certain statutes of limitations or completion of tax audits, as well as the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.  These benefits were partially offset by an unfavorable income mix across tax jurisdictions and a reduction in income eligible for tax holiday in Taiwan in 2013.

Net Income

As a result of the above, net income decreased 4% for the 26-week period ended June 29, 2013 to $261.2 million compared to $272.8 million for the 26-week period ended June 30, 2012.

Liquidity and Capital Resources

Operating Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2013	2012
Net cash provided by operating activities	$263,661	$345,133

The $81.5 million decrease in cash provided by operating activities in first half 2013 compared to first half 2012 was primarily due to the following:

•	other current and noncurrent assets providing $26.5 million less cash primarily due to the effect of a cash receipt in second quarter of 2012 of $22.3 million related to the refund of a withholding tax payment from the Swiss Federal Tax Authority
•	deferred revenue/costs providing $32.4 million less working capital benefit due to the increased amortization of previously deferred revenue/cost exceeding current period revenue deferrals as discussed in the Results of Operations section above
•	the impact of increasing unrealized foreign currency gains providing $34.6 million less cash due primarily to foreign currency rate fluctuations related to our Taiwan Operations
•	net income declining by $11.6 million as discussed in the Results of Operations section above
•	the impact of decreased stock compensation expense of $7.1 million due to a higher value of stock option grants vesting in 2012 and
•	the impact of decreased depreciation and amortization of $9.1 million due primarily to certain intangible assets becoming fully amortized

Partially offset by:

•	accounts payable providing $26.1 million more cash primarily due to the impact of lower revenues and associated expenses in the first half of 2013
•	income taxes payable providing $17.4 million more cash primarily due to the release of reserves for uncertain tax positions as discussed in the Results of Operations section above, and
•	deferred income taxes providing $10.9 million more cash primarily due to the tax impact of decreased deferred revenue

Investing Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2013	2012
Net cash used in investing activities	$(130,220)	$(200,249)

The $70.0 million decrease in cash used in investing activities in first half 2013 compared to first half 2012 was primarily due to the following:

•	decreased net investments in marketable securities providing cash of $156.9 million

Partially offset by:

•	increased cash advanced under a loan receivable commitment with Bombardier of $82.0 million

It is management’s goal to invest the on-hand cash in accordance with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first half 2013 and 2012 were approximately 1.4% and 1.5%, respectively.

In the first half of 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $41.0 million of gross unrealized losses on marketable securities at June 29, 2013.  The amortized cost and estimated fair value of the securities at an unrealized loss position at June 29, 2013 were $1,114.5 million and $1,072.3 million, respectively.  This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to an unusual increase in the 10 Year Treasury Bond Yield during the second quarter, which caused market valuations of certain securities in our investment portfolios to decline.   Approximately 50% of the securities in our portfolio were at an unrealized loss position at June 29, 2013.  We have the ability to hold these securities until maturity or their value is otherwise recovered. We do not consider these unrealized losses to be other than temporary and no impairment has been recorded in the accompanying condensed consolidated statement of income.

Financing Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2013	2012
Net cash used in financing activities	$(276,092)	$(160,661)

The $115.4 million increase in cash used in financing activities in first half 2013 compared to first half 2012 was primarily due to the following:

•	increased dividend payments of $98.2 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year and the increase in our year-over-year dividend rate (our dividend has progressively increased from $0.40 per share for the four calendar quarters beginning in June 2011 to $0.45 per share for calendar quarters after March 2012) and

•	increased purchase of treasury stock of $13.4 million under a share repurchase authorization

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, and to pay dividends. We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, share repurchases and the funding of strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

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

Interest Rate Risk

As of June 29, 2013, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 29, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 29, 2013 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074. On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On September 17, 2012 Garmin filed with the U.S. Patent and Trademark Office a petition for inter partes review of the ’074 patent as being anticipated and obvious in view of the prior art. On January 9, 2013, the Patent Office partially granted Garmin’s petition and instituted review of certain claims of the ‘074 patent. On June 20, 2013, Garmin filed a second petition for inter partes review of the ’074 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On July 17, 2013 ICON Health & Fitness, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent No. 5,720,200 (the ‘200 patent”). Garmin believes that each asserted claim of the ‘200 patent is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Semiconductor Chips and Products Containing Same

On December 1, 2010, Rambus Inc. filed a complaint with the United States International Trade Commission (the “ITC”) against 33 companies, including Garmin International, Inc., alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 6,470,405 (“the ’405 patent”), U.S. Patent No. 6,591,353 (“the ’353 patent”), U.S. Patent No. 7,287,109 (“the ’109 patent”), U.S. Patent No. 7,602,857 (“the ’857 patent”), U.S. Patent No. 7,602,858 (“the ’858 patent”), and U.S. Patent No. 7,715,494 (“the ’494 patent”). Garmin’s semiconductor chip suppliers are also named in the complaint and Garmin believes these suppliers have indemnification obligations to defend Garmin in this matter. On February 1, 2011, Garmin filed its answer asserting that the asserted claims of the ’405, ’353, ’109, ’857, ’858, and the ’494 patents are invalid and/or not infringed. On September 1, 2011, the Board of Patent Appeals and Interferences issued a decision following reexamination of the ‘109 patent affirming that all claims of the ‘109 patent are invalid. The ITC’s hearing was held on October 12-20, 2011. On March 2, 2012 the Administrative Law Judge issued an initial determination finding no violation of Section 337. On July 25, 2012, the ITC issued a final determination finding no violation of Section 337. Rambus filed an appeal of the ITC’s final determination. However, on June 20, 2013, in response to settlement by Garmin’s supplier ST Microelectronics, Rambus withdrew its appeal and terminated its action against Garmin and the other remaining codefendants.

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336 (“the ‘336 patent”). On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. On April 19, 2013, the ITC administrative law Judge issued an order construing the claims of the ‘336 patent. The hearing before the Administrative Law Judge was held in June 2013 and the parties await an initial determination. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. The court held a hearing on claim construction on June 27, 2013 and the parties await the Court’s order construing the claims of the patent-in-suit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material changes during the 13-week period ended June 29, 2013 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014. The following table lists the Company’s share purchases during the second quarter of fiscal 2013:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approx. Dollar Value of Shares in Thousands) That May Yet Be Purchased Under the Plans or Programs
13-weeks ended June 29, 2013	383,790	$34.79	383,790	$286,647
Total	383,790	$34.79	383,790	$286,647

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

Dated:   August 7, 2013

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

