Form 10-Q
period 2013-09-28
GARMIN LTD
filed 2013-10-30
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Number of shares outstanding of the registrant’s common shares as of October 28, 2013
CHF 10.00 par value: 208,077,418 (including treasury shares)

Garmin Ltd.
Form 10-Q
Quarter Ended September 28, 2013

  Garmin Ltd.
Form 10-Q
Quarter Ended September 28, 2013

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

The results of operations for the 13-week and 39-week periods ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year 2013.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share information)

	(Unaudited)
	Sept 28,	December 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,068,700	$1,231,180
Marketable securities	134,253	153,083
Accounts receivable, net	475,707	603,673
Inventories, net	416,725	389,931
Deferred income taxes	67,437	68,785
Deferred costs	56,749	53,948
Prepaid expenses and other current assets	225,067	35,520
Total current assets	2,444,638	2,536,120

Property and equipment, net	413,675	409,751

Marketable securities	1,594,144	1,488,312
Restricted cash	252	836
Noncurrent deferred income tax	94,734	93,920
Noncurrent deferred costs	39,625	42,359
Other intangible assets, net	221,979	232,597
Other assets	14,179	15,229
Total assets	$4,823,226	$4,819,124

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$151,798	$131,263
Salaries and benefits payable	63,064	55,969
Accrued warranty costs	34,639	37,301
Accrued sales program costs	36,487	57,080
Deferred revenue	255,830	252,375
Accrued royalty costs	34,285	71,745
Accrued advertising expense	16,862	25,192
Other accrued expenses	73,241	69,806
Deferred income taxes	63	332
Income taxes payable	44,060	32,031
Dividend payable	263,704	175,932
Total current liabilities	974,033	909,026

Deferred income taxes	3,516	2,467
Non-current income taxes	121,091	181,754
Non-current deferred revenue	166,165	193,047
Other liabilities	917	1,034

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 195,221,791 shares outstanding at September 28, 2013 and 195,591,854 shares outstanding at December 29, 2012	1,797,435	1,797,435
Additional paid-in capital	87,377	72,462
Treasury stock	(100,912)	(81,280)
Retained earnings	1,701,823	1,604,625
Accumulated other comprehensive income	71,781	138,554
Total stockholders' equity	3,557,504	3,531,796
Total liabilities and stockholders' equity	$4,823,226	$4,819,124

See accompanying notes.

  Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 28,	Sept 29,	Sept 28,	Sept 29,
	2013	2012	2013	2012
Net sales	$643,637	$672,376	$1,872,156	$1,947,127

Cost of goods sold	290,748	313,321	859,494	882,501

Gross profit	352,889	359,055	1,012,662	1,064,626

Advertising expense	26,251	30,102	77,983	91,952
Selling, general and administrative expense	86,462	86,402	260,769	275,763
Research and development expense	88,427	82,489	272,349	242,510
Total operating expense	201,140	198,993	611,101	610,225

Operating income	151,749	160,062	401,561	454,401

Other income (expense):
Interest income	8,435	7,987	25,512	26,278
Foreign currency gains (losses)	(822)	(6,364)	18,280	(16,124)
Other	1,438	942	3,666	5,064
Total other income (expense)	9,051	2,565	47,458	15,218

Income before income taxes	160,800	162,627	449,019	469,619

Income tax (benefit) provision	(26,869)	22,279	192	56,510

Net income	$187,669	$140,348	$448,827	$413,109

Net income per share:
Basic	$0.96	$0.72	$2.30	$2.12
Diluted	$0.96	$0.72	$2.29	$2.11

Weighted average common shares outstanding:
Basic	195,325	194,912	195,488	194,834
Diluted	196,300	196,161	196,312	196,171

Dividends declared per share			$1.80	$1.80

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	13-Weeks Ended		39-Weeks Ended
	Sept 28,	Sept 29,	Sept 28,	Sept 29,
	2013	2012	2013	2012
Net income	$187,669	$140,348	$448,827	$413,109
Translation adjustment	13,379	22,591	(24,177)	31,881
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(6,441)	3,844	(42,596)	2,543
Comprehensive income	$194,607	$166,783	$382,054	$447,533

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	Sept 28,	Sept 29,
	2013	2012
Operating Activities:
Net income	$448,827	$413,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,840	40,025
Amortization	23,629	21,192
(Gain)/Loss on sale of property and equipment	41	(17)
Provision for doubtful accounts	1,023	2,786
Deferred income taxes	2,851	(7,384)
Unrealized foreign currency losses/(gains)	(17,273)	24,974
Provision for obsolete and slow moving inventories	15,965	3,795
Stock compensation expense	15,608	26,364
Realized gains on marketable securities	(2,963)	(1,647)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	128,098	103,039
Inventories	(44,337)	(44,761)
Other current and non-current assets	(18,329)	14,051
Accounts payable	21,936	(20,271)
Other current and non-current liabilities	(60,719)	(63,839)
Deferred revenue	(22,613)	35,277
Deferred cost	(57)	(8,561)
Income taxes payable	(48,256)	(28,098)
Net cash provided by operating activities	480,271	510,034

Investing activities:
Purchases of property and equipment	(41,325)	(26,881)
Proceeds from sale of property and equipment	65	25
Purchase of intangible assets	(1,574)	(5,174)
Purchase of marketable securities	(716,226)	(1,004,021)
Redemption of marketable securities	578,464	735,521
Advances under loan receivable commitment	(173,708)	-
Change in restricted cash	584	(59)
Acquisitions, net of cash acquired	(5,686)	(4,010)
Net cash used in investing activities	(359,406)	(304,599)

Financing activities:
Dividends paid	(263,857)	(253,386)
Purchase of treasury stock under share repurchase plan	(26,926)	-
Purchase of treasury stock related to equity awards	(7,430)	(6,542)
Proceeds from issuance of treasury stock related to equity awards	13,620	10,971
Tax benefit from issuance of equity awards	411	1,810
Net cash used in financing activities	(284,182)	(247,147)

Effect of exchange rate changes on cash and cash equivalents	837	1,625

Net increase/(decrease) in cash and cash equivalents	(162,480)	(40,087)
Cash and cash equivalents at beginning of period	1,231,180	1,287,160
Cash and cash equivalents at end of period	$1,068,700	$1,247,073

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 28, 2013
(In thousands, except share and per share information)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the 13-week and 39-week periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 28, 2013 and September 29, 2012 both contain operating results for 13 weeks.

2.     Inventories

The components of inventories consist of the following:

	September 28, 2013	December 29, 2012
Raw materials	$136,923	$119,142
Work-in-process	52,894	53,656
Finished goods	256,996	243,238
Inventory reserves	(30,088)	(26,105)
Inventory, net of reserves	$416,725	$389,931

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 28,	Sept 29,
	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$187,669	$140,348

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,325	194,912

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	975	1,249

Denominator for diluted net income per share – adjusted weighted-average common shares	196,300	196,161

Basic net income per share	$0.96	$0.72

Diluted net income per share	$0.96	$0.72

	39-Weeks Ended
	Sept 28,	Sept 29,
	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$448,827	$413,109

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,488	194,834

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	824	1,337

Denominator for diluted net income per share – adjusted weighted-average common shares	196,312	196,171

Basic net income per share	$2.30	$2.12

Diluted net income per share	$2.29	$2.11

There were 5,443,047 and 5,599,936 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended September 28, 2013 and September 29, 2012, respectively.

There were 5,507,363 and 5,667,000 anti-dilutive equity awards for the 39-week periods ended September 28, 2013 and September 29, 2012, respectively.

There were 233,703 and 94,668 shares issued as a result of exercises of equity awards for the 13-week periods ended September 28, 2013 and September 29, 2012, respectively.

There were 344,254 and 307,386 shares issued as a result of exercises of equity awards for the 39-week periods ended September 28, 2013 and September 29, 2012, respectively.

4.    Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended September 28, 2013

Net sales	$101,350	$81,007	$55,301	$322,520	$83,459	$643,637
Operating income	$44,107	$26,493	$4,118	$53,848	$23,183	$151,749
Income before taxes	$45,556	$27,938	$4,347	$58,144	$24,815	$160,800

13-Weeks Ended September 29, 2012

Net sales	$105,572	$64,788	$44,766	$384,393	$72,857	$672,376
Operating income	$48,384	$21,219	$8,378	$65,165	$16,916	$160,062
Income before taxes	$48,953	$21,853	$8,705	$65,399	$17,717	$162,627

39-Weeks Ended September 28, 2013

Net sales	$284,372	$237,660	$178,344	$919,810	$251,970	$1,872,156
Operating income	$110,538	$76,026	$16,089	$134,324	$64,584	$401,561
Income before taxes	$117,996	$81,186	$20,828	$160,803	$68,206	$449,019

39-Weeks Ended September 29, 2012

Net sales	$283,230	$217,815	$168,620	$1,055,786	$221,676	$1,947,127
Operating income	$118,032	$76,016	$35,584	$170,208	$54,561	$454,401
Income before taxes	$119,971	$77,916	$36,596	$178,978	$56,158	$469,619

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 28, 2013 and September 29, 2012. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 28, 2013
Net sales to external customers	$1,002,796	$176,524	$692,836	$1,872,156
Property and equipment, net	$235,520	$123,763	$54,392	$413,675

September 29, 2012
Net sales to external customers	$1,068,289	$186,165	$692,673	$1,947,127
Property and equipment, net	$221,085	$135,227	$51,541	$407,853

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

	13-Weeks Ended
	Sept 28,	Sept 29,
	2013	2012
Balance - beginning of the period	$34,288	$40,797
Accrual for products sold	10,884	9,009
Expenditures	(10,533)	(10,659)
Balance - end of the period	$34,639	$39,147

	39-Weeks Ended
	Sept 28,	Sept 29,
	2013	2012
Balance - beginning of the period	$37,301	$46,773
Accrual for products sold	29,076	24,863
Expenditures	(31,738)	(32,489)
Balance - end of the period	$34,639	$39,147

6.     Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $213,173 over the next five years.

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

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”). The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”). In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement. Bombardier will repay the loan in five installments beginning in November 2013 and ending in March 2014 pursuant to the terms and conditions of the Agreement. As of September 28, 2013, the Company had advanced $173,708 to Bombardier, which is included in prepaid and other current assets in the accompanying condensed consolidated balance sheet.

7.    Income Taxes

Our earnings before taxes decreased 1.1% when compared to the same quarter in 2012, while our income tax expense decreased by $49,148, to ($26,869) for the 13-week period ended September 28, 2013, from $22,279 for the 13-week period ended September 29, 2012.  The significant decline was due primarily to the impact of a $52,180 benefit in the third quarter which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release.  Excluding this item, we would have reported an effective tax rate of 15.7% in the third quarter of 2013 compared to 13.7% in the third quarter of 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, as well as the release of other uncertain tax position reserves, amounting to approximately ($401) in third quarter 2013 and $1,737 in the third quarter 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods.

Our earnings before taxes decreased 4.4% when compared to the same period in 2012, while our income tax expense decreased by $56,318 to $192, for the 39-week period ended September 28, 2013, from $56,510 for the 39-week period ended September 29, 2012.   The significant decline was due to the impact of a $52,180 benefit in the third quarter, which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release and a $16,536 benefit in the first quarter of 2013, also related to reserve releases.  Excluding these items, we would have reported an effective tax rate of 15.3% for the first three quarters of 2013 compared to 12.0% for the first three quarters of 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, as well as the release of other uncertain tax position reserves amounting to approximately $9,556 for the 39-weeks ended September 28, 2013 and $11,945 for the 39-weeks ended September 29, 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods, partially offset by the impact of $6,301 of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 28, 2013
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$518,840	$-	$518,840	$-
Obligations of states and political subdivisions	690,615	-	690,615	-
Corporate bonds	420,345	-	420,345	-
Common stocks	27,435	27,435	-	-
Other	71,162	-	71,162	-
Total	$1,728,397	$27,435	$1,700,962	$-

	Fair Value Measurements as
	of December 29, 2012
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$650,895	$-	$650,895	$-
Obligations of states and political subdivisions	499,857	-	499,857	-
Corporate bonds	399,941	-	399,941	-
Common stocks	22,982	22,982	-	-
Other	67,720	-	67,720	-
Total	$1,641,395	$22,982	$1,618,413	$-

The following is a summary of the Company’s marketable securities classified as available-for-sale securities at September 28, 2013:

					Estimated Fair
			Gross	Other Than	Value (Net
		Gross Unrealized	Unrealized	Temporary	Carrying
	Amortized Cost	Gains	Losses	Impairment	Amount)
Mortgage-backed securities	$534,722	$4,386	$(20,268)	$-	$518,840
Obligations of states and political subdivisions	711,989	1,649	(23,023)	-	690,615
U.S. corporate bonds	424,439	1,658	(4,478)	(1,274)	420,345
Common stocks	23,795	3,975	(335)	-	27,435
Other	67,914	3,335	(87)	-	71,162
Total	$1,762,859	$15,003	$(48,191)	$(1,274)	$1,728,397

In the first three quarters of 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $48,191 of gross unrealized losses on marketable securities at September 28, 2013. The amortized cost and estimated fair value of the securities at an unrealized loss position at September 28, 2013 were $1,165,053 and $1,116,862, respectively. This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining. The decline was due to increases in the 10 Year Treasury Bond Yield during the second and third quarters, which caused market valuations of certain securities in our investment portfolios to decline.  Approximately 47% of the securities in our portfolio were at an unrealized loss position at September 28, 2013. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary and no impairment has been recorded in the accompanying condensed consolidated statement of income.

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

The amortized cost and estimated fair value of marketable securities at September 28, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$136,835	$134,253
Due after one year through five years	688,846	686,299
Due after five years through ten years	257,244	249,112
Due after ten years	621,050	592,932
Other (No contractual maturity dates)	58,884	65,801
	$1,762,859	$1,728,397

9.     Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares. A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase authorization expires on December 31, 2014.  As of September 28, 2013, the Company had repurchased 713,092 shares using cash of $26,926. There remains approximately $273,074 available for repurchase under this authorization.

10.  Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 28, 2013:

	13-Weeks Ended Sept 28, 2013
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance - beginning of period	$91,416	$(26,573)	$64,843
Other comprehensive income before reclassification	13,379	(6,336)	7,043
Amounts reclassified from accumulated other comprehensive income	-	(105)	(105)
Net current-period other comprehensive income	13,379	(6,441)	6,938
Balance - end of period	$104,795	$(33,014)	$71,781

	39-Weeks Ended Sept 28, 2013
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance - beginning of period	$128,972	$9,582	$138,554
Other comprehensive income before reclassification	(24,177)	(39,810)	(63,987)
Amounts reclassified from accumulated other comprehensive income	-	(2,786)	(2,786)
Net current-period other comprehensive income	(24,177)	(42,596)	(66,773)
Balance - end of period	$104,795	$(33,014)	$71,781

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 28, 2013:

13-Weeks Ended Sept 28, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$137	Other income (expense)
	(32)	Income tax provision
	$105	Net of tax

39-Weeks Ended Sept 28, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$2,963	Other income (expense)
	(177)	Income tax provision
	$2,786	Net of tax

11. License Fees

During the second quarter of 2012, the Company determined certain license fee payments to one of its suppliers had exceeded contractual requirements since the third quarter of 2010. The periodic royalty audit by the supplier, which was already underway, was completed in June 2012, resulting in a net overpayment of such license fees of $20.8 million. This credit is reflected in cost of goods sold for the 39-week period ended September 29, 2012.

12. Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which is included in ASC Topic 350 (Intangibles—Goodwill and Other). ASU 2012-02 provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which is included in ASC Topic 220 (Comprehensive Income). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has implemented this amendment and has included the required disclosure in the Notes to Condensed Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013. We are currently evaluating the impact of the new guidance on our financial statements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 28, 2013	September 29, 2012

Net sales	100%	100%
Cost of goods sold	45%	47%
Gross profit	55%	53%
Advertising	4%	4%
Selling, general and administrative	13%	13%
Research and development	14%	12%
Total operating expenses	31%	29%
Operating income	24%	24%
Other income (expense), net	1%	0%
Income before income taxes	25%	24%
Provision/(benefit) for income taxes	-4%	3%
Net income	29%	21%

	39-Weeks Ended
	September 28, 2013	September 29, 2012

Net sales	100%	100%
Cost of goods sold	46%	45%
Gross profit	54%	55%
Advertising	4%	5%
Selling, general and administrative	14%	14%
Research and development	15%	13%
Total operating expenses	33%	32%
Operating income	21%	23%
Other income (expense), net	3%	1%
Income before income taxes	24%	24%
Provision for income taxes	0%	3%
Net income	24%	21%

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

Garmin Ltd. And Subsidiaries
Net Sales, Operating Income and Income before Taxes by Segment (Unaudited)

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended September 28, 2013

Net sales	$101,350	$81,007	$55,301	$322,520	$83,459	$643,637
Operating income	$44,107	$26,493	$4,118	$53,848	$23,183	$151,749
Income before taxes	$45,556	$27,938	$4,347	$58,144	$24,815	$160,800

13-Weeks Ended September 29, 2012

Net sales	$105,572	$64,788	$44,766	$384,393	$72,857	$672,376
Operating income	$48,384	$21,219	$8,378	$65,165	$16,916	$160,062
Income before taxes	$48,953	$21,853	$8,705	$65,399	$17,717	$162,627

39-Weeks Ended September 28, 2013

Net sales	$284,372	$237,660	$178,344	$919,810	$251,970	$1,872,156
Operating income	$110,538	$76,026	$16,089	$134,324	$64,584	$401,561
Income before taxes	$117,996	$81,186	$20,828	$160,803	$68,206	$449,019

39-Weeks Ended September 29, 2012

Net sales	$283,230	$217,815	$168,620	$1,055,786	$221,676	$1,947,127
Operating income	$118,032	$76,016	$35,584	$170,208	$54,561	$454,401
Income before taxes	$119,971	$77,916	$36,596	$178,978	$56,158	$469,619

Comparison of 13-Weeks Ended September 28, 2013 and September 29, 2012
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$101,350	16%	$105,572	16%	$(4,222)	-4%
Fitness	81,007	12%	64,788	9%	16,219	25%
Marine	55,301	9%	44,766	7%	10,535	24%
Automotive/Mobile	322,520	50%	384,393	57%	(61,873)	-16%
Aviation	83,459	13%	72,857	11%	10,602	15%
Total	$643,637	100%	$672,376	100%	$(28,739)	-4%

Net sales decreased 4% for the 13-week period ended September 28, 2013 when compared to the year-ago quarter.  The decrease was driven primarily by the automotive/mobile segment which posted a 16% decline.  Automotive/mobile revenue remains the largest portion of our revenue mix at 50% in the third quarter of 2013 compared to 57% in the third quarter of 2012.

Total unit sales decreased 12% to 3,263 in the third quarter of 2013 from 3,689 in the same period of 2012.   The decrease in unit sales volume in the third quarter of fiscal 2013 was attributable to reduced automotive/mobile and aviation volumes partially offset by growth in each of the other segments.

Automotive/mobile segment revenue decreased 16% from the year-ago quarter, as volumes decreased 20% partially offset by average selling price (ASP) improvement due to a reduced impact of deferred revenue as the amortization of previously deferred revenue increased in the third quarter of 2013 and increased auto OEM contribution with a higher ASP.  Fitness revenues increased 25% as our full portfolio of products sold well led by the Vector power meter and Edge cycling computers.  Revenues in our marine segment increased 24% as we shipped new products that improved our market position. Aviation revenues increased 15% from the year-ago quarter as the OEM market improved in some aircraft categories, as well as contribution from recent share gains and aftermarket products.  Revenues in our outdoor segment decreased 4% from the year-ago quarter as sales of traditional handhelds slowed slightly.

Cost of Goods Sold

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$31,879	31%	$33,152	31%	$(1,273)	-4%
Fitness	31,679	39%	22,903	35%	8,776	38%
Marine	28,036	51%	16,194	36%	11,842	73%
Automotive/Mobile	174,654	54%	218,386	57%	(43,732)	-20%
Aviation	24,500	29%	22,686	31%	1,814	8%
Total	$290,748	45%	$313,321	47%	$(22,573)	-7%

Cost of goods sold decreased 7% in absolute dollars and 140 basis points as a percentage of revenues for the 13-week period ended September 28, 2013 when compared to the year ago quarter.  The decrease occurred primarily in our automotive/mobile segment with partially offsetting increases in marine and fitness.  Automotive/mobile cost of goods sold as a percentage of revenues decreased by 270 basis points due to the benefit of amortization of previously deferred revenue and costs which largely offset new deferrals on current period sales in the third quarter of 2013.  Marine cost of goods as a percentage of revenue increased by 1450 basis points primarily due to product mix shifting toward lower margin chartplotters, competitive pricing dynamics in the industry and rising component costs.  Cost of goods as a percentage of revenue for fitness increased 380 basis points due to product mix and ASP declines, primarily related to the Forerunner 10.  Other segments experienced cost of goods sold fluctuations generally commensurate with revenue fluctuations discussed above.

Gross Profit

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$69,471	69%	$72,420	69%	$(2,949)	-4%
Fitness	49,328	61%	41,885	65%	7,443	18%
Marine	27,265	49%	28,572	64%	(1,307)	-5%
Automotive/Mobile	147,866	46%	166,007	43%	(18,141)	-11%
Aviation	58,959	71%	50,171	69%	8,788	18%
Total	$352,889	55%	$359,055	53%	$(6,166)	-2%

               Gross profit dollars in the third quarter of 2013 decreased 2% while gross profit margin increased 140 basis points compared to the third quarter of 2012 driven by the automotive/mobile and aviation segments. The automotive/mobile gross margin increased to 46% driven primarily by the amortization of previously deferred high margin revenues, as discussed above. The gross profit margin percentage for the marine and fitness segments declined by 1450 and 380 basis points, respectively, as discussed above.

Advertising Expense

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$4,482	4%	$5,120	5%	$(638)	-12%
Fitness	4,738	6%	5,985	9%	(1,247)	-21%
Marine	2,467	4%	2,454	5%	13	1%
Automotive/Mobile	13,192	4%	15,467	4%	(2,275)	-15%
Aviation	1,372	2%	1,076	1%	296	28%
Total	$26,251	4%	$30,102	4%	$(3,851)	-13%

Advertising expense decreased 13% in absolute dollars and declined 40 basis points as a percent of revenues. The decrease in absolute dollars occurred primarily in the automotive/mobile and fitness segments.  Automotive/mobile spending declined due to reduced volumes, as expected, and a reduction in cooperative advertising costs. Fitness advertising declined due to less cooperative spending and promotional activities necessary with the release of newer products.

Selling, General and Administrative Expense

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$14,684	14%	$13,842	13%	$842	6%
Fitness	11,182	14%	8,721	13%	2,461	28%
Marine	9,161	17%	6,713	15%	2,448	36%
Automotive/Mobile	47,116	15%	52,846	14%	(5,730)	-11%
Aviation	4,319	5%	4,280	6%	39	1%
Total	$86,462	13%	$86,402	13%	$60	0%

               Selling, general and administrative expense was flat in absolute dollars and increased 60 basis points as a percent of revenues compared to the year-ago quarter. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$6,198	6%	$5,074	5%	$1,124	22%
Fitness	6,915	9%	5,960	9%	955	16%
Marine	11,519	21%	11,027	25%	492	4%
Automotive/Mobile	33,710	10%	32,529	8%	1,181	4%
Aviation	30,085	36%	27,899	38%	2,186	8%
Total	$88,427	14%	$82,489	12%	$5,938	7%

               Research and development expense increased 7% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago quarter.  In absolute dollars, research and development costs increased $5.9 million when compared with the year-ago quarter representing a 150 basis point increase as a percent of revenue. Aviation had the largest absolute dollar increase as we are investing heavily in OEM opportunities. Marine and automotive/mobile investment is focused on marine product enhancements and automotive OEM opportunities, respectively. Within outdoor and fitness, we have launched and will continue to launch a number of new products in 2013 and 2014. We are also exploring new categories within these segments.

Operating Income

	13-weeks ended September 28, 2013		13-weeks ended September 29, 2012		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$44,107	44%	$48,384	46%	$(4,277)	-9%
Fitness	26,493	33%	21,219	33%	5,274	25%
Marine	4,118	7%	8,378	19%	(4,260)	-51%
Automotive/Mobile	53,848	17%	65,165	17%	(11,317)	-17%
Aviation	23,183	28%	16,916	23%	6,267	37%
Total	$151,749	24%	$160,062	24%	$(8,313)	-5%

Operating income decreased 5% in absolute dollars and 20 basis points as a percent of revenue when compared to the third quarter of 2012 due to declining revenues and increased research and development expense, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 28, 2013	September 29, 2012
Interest Income	$8,435	$7,987
Foreign Currency Exchange	(822)	(6,364)
Other	1,438	942
Total	$9,051	$2,565

The average return on cash and investments during the third quarter of 2013 and 2012 was 1.2%.  The increase in interest income is primarily attributable to an increased cash balance year-over-year.

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

The $0.8 million currency loss in the third quarter of 2013 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar, offset by gains due to the weakening of the U.S. Dollar compared to the Euro and British Pound Sterling. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the third quarter of 2013, the U.S. Dollar weakened 1.4% against the Taiwan Dollar resulting in a loss of $12.7 million. In addition, the U.S. Dollar weakened 3.6% and 5.6%, respectively, compared to the Euro and the British Pound Sterling, resulting in an $11.3 million gain. The remaining net currency gain of $0.6 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 1% when compared to the same quarter in 2012, while our income tax expense decreased by $49.1 million, to ($26.9) million for the 13-week period ended September 28, 2013, from $22.3 million for the 13-week period ended September 29, 2012.  The significant decline was due primarily to the impact of a $52.2 million benefit in the third quarter which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release.  Excluding this item, we would have reported an effective tax rate of 15.7% in the third quarter of 2013 compared to 13.7% in the third quarter of 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, as well as the release of other uncertain tax position reserves, amounting to approximately ($0.4) million in third quarter 2013 and $1.7 million in the third quarter 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods.

Net Income

As a result of the above, net income increased 34% for the 13-week period ended September 28, 2013 to $187.7 million compared to $140.3 million for the 13-week period ended September 29, 2012.

Comparison of 39-weeks Ended September 28, 2013 and September 29, 2012
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$284,372	15%	$283,230	15%	$1,142	0%
Fitness	237,660	13%	217,815	11%	19,845	9%
Marine	178,344	10%	168,620	9%	9,724	6%
Automotive/Mobile	919,810	49%	1,055,786	54%	(135,976)	-13%
Aviation	251,970	13%	221,676	11%	30,294	14%
Total	$1,872,156	100%	$1,947,127	100%	$(74,971)	-4%

               Net sales decreased 4% for the 39-week period ended September 28, 2013 when compared to the year-ago period. The decrease was driven by the automotive/mobile segment which posted a 13% decline. Automotive/mobile revenue remains the largest portion of our revenue mix at 49% in the first three quarters of 2013 compared to 54% in the first three quarters of 2012.

Total unit sales decreased 9% to 9,378 in the first three quarters of 2013 from 10,317 in the same period of 2012.  The decrease in unit sales volume was attributable to reduced automotive/mobile volumes partially offset by growth in each of the other segments.

               Automotive/mobile segment revenue decreased 13% from the year-ago period, as volumes decreased 17% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first three quarters of 2013 and increased auto OEM contribution with a higher ASP. Aviation revenues increased 14% from the year-ago period as the OEM market improved in some aircraft categories, as well as contribution from recent share gains and aftermarket products. Fitness revenues increased 9% on the strength of our cycling products, power meter and the Forerunner 10 but strong volume growth was partially offset by reduced ASPs associated with the Forerunner 10. Revenues in our marine segment increased 6% as new product introductions were partially offset by a weak first quarter when we discounted many products in advance of new products and the global marine electronics industry continues to be weak due to macroeconomic instability.

Cost of Goods Sold

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$100,039	35%	$96,656	34%	$3,383	4%
Fitness	88,292	37%	75,770	35%	12,522	17%
Marine	86,794	49%	63,415	38%	23,379	37%
Automotive/Mobile	509,462	55%	579,025	55%	(69,563)	-12%
Aviation	74,907	30%	67,635	31%	7,272	11%
Total	$859,494	46%	$882,501	45%	$(23,007)	-3%

               Cost of goods sold decreased 3% for the 39-week period ended September 28, 2013 when compared to the year ago period. As a percentage of revenue, cost of goods sold increased 60 basis points from the year ago period.   Cost of goods as a percentage of revenue for outdoor and fitness were negatively impacted by product mix and ASP declines. Cost of goods as a percentage of revenues increased by 1110 basis points in marine due to significant pricing discounts on legacy inventory in the first half of 2013, competitive pricing dynamics on new products and rising component costs. The automotive/mobile segment recorded a 12% decline in cost of goods in absolute dollars as revenues declined 13%. Cost of goods as a percentage of revenues for the automotive/mobile segment increased by 50 basis points as the effect of a $21 million one-time royalty fee benefit related to license fee overpayments recorded in the second quarter of 2012 was largely offset by the benefit from the amortization of previously deferred high margin revenue and the associated costs exceeding new deferrals on current period sales in the first three quarters of 2013. The aviation segment experienced a cost of goods sold increase generally commensurate with the sales increase discussed above.

Gross Profit

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$184,333	65%	$186,574	66%	$(2,241)	-1%
Fitness	149,368	63%	142,045	65%	7,323	5%
Marine	91,550	51%	105,205	62%	(13,655)	-13%
Automotive/Mobile	410,348	45%	476,761	45%	(66,413)	-14%
Aviation	177,063	70%	154,041	69%	23,022	15%
Total	$1,012,662	54%	$1,064,626	55%	$(51,964)	-5%

               Gross profit dollars in the first three quarters of 2013 decreased 5% while gross profit margin decreased 60 basis points compared to the first three quarters of 2012 driven primarily by the marine segment. The gross profit margin percentage for the marine segment declined by 1110 basis points as discussed above. The automotive/mobile gross margin was stable at 45% as the royalty benefit recorded in the second quarter of 2012 was offset by increased amortization of previously deferred high margin revenues in the first three quarters of 2013, as discussed above.

Advertising Expense

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Charge	% Change
Outdoor	$12,672	4%	$13,885	5%	$(1,213)	-9%
Fitness	17,342	7%	17,086	8%	256	1%
Marine	9,326	5%	11,801	7%	(2,475)	-21%
Automotive/Mobile	34,960	4%	45,153	4%	(10,193)	-23%
Aviation	3,683	1%	4,027	2%	(344)	-9%
Total	$77,983	4%	$91,952	5%	$(13,969)	-15%

Advertising expense decreased 15% in absolute dollars and 60 basis points as a percent of revenue compared to the year-ago period.  The decrease occurred primarily in the automotive/mobile and marine segments due to reduced cooperative advertising associated with lower volumes in automotive/mobile and a newer product line in marine requiring less promotional activity.

Selling, General and Administrative Expenses

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Charge	% Change
Outdoor	$42,938	15%	$39,505	14%	$3,433	9%
Fitness	35,612	15%	31,738	15%	3,874	12%
Marine	30,744	17%	26,828	16%	3,916	15%
Automotive/Mobile	137,380	15%	165,116	16%	(27,736)	-17%
Aviation	14,095	6%	12,576	6%	1,519	12%
Total	$260,769	14%	$275,763	14%	$(14,994)	-5%

Selling, general and administrative expense decreased 5% in absolute dollars and 20 basis points as a percent of revenues compared to the year-ago period.  The absolute dollar decrease is primarily related to reduced legal settlements and legal fees in the automotive/mobile segment. The increase in aviation is partially related to an increase in bad debt expense.  Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Charge	% Change
Outdoor	$18,185	6%	$15,152	5%	$3,033	20%
Fitness	20,388	9%	17,205	8%	3,183	18%
Marine	35,391	20%	30,992	18%	4,399	14%
Automotive/Mobile	103,684	11%	96,284	9%	7,400	8%
Aviation	94,701	38%	82,877	37%	11,824	14%
Total	$272,349	15%	$242,510	12%	$29,839	12%

Research and development expense increased 12% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago period.   In absolute dollars, research and development costs increased $29.8 million when compared with the year-ago quarter representing a 210 basis point increase as a percent of revenue.  Aviation had the largest increase in absolute dollars as we are investing heavily in OEM opportunities.  Marine and automotive/mobile investment is focused on marine product enhancements and automotive OEM opportunities, respectively.  Within outdoor and fitness, we have launched and will continue to launch a number of new products in 2013 and 2014.  We are also exploring new categories within these segments.

Operating Income

	39-weeks ended September 28, 2013		39-weeks ended September 29, 2012		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Charge	% Change
Outdoor	$110,538	39%	$118,032	42%	$(7,494)	-6%
Fitness	76,026	32%	76,016	35%	10	0%
Marine	16,089	9%	35,584	21%	(19,495)	-55%
Automotive/Mobile	134,324	15%	170,208	16%	(35,884)	-21%
Aviation	64,584	26%	54,561	25%	10,023	18%
Total	$401,561	21%	$454,401	23%	$(52,840)	-12%

Operating income decreased 12% in absolute dollars and 190 basis points as a percent of revenue when compared to the year-ago period due to declining revenues, a slight decline in gross margins and increased research and development expense offset by cost reductions in advertising and selling, general and administrative expenses, as discussed above.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 28, 2013	September 29, 2012
Interest Income	$25,512	$26,278
Foreign Currency Exchange	18,280	(16,124)
Other	3,666	5,064
Total	$47,458	$15,218

The average return on cash and investments during the first three quarters of 2013 was 1.2% compared to 1.4% during the same period of 2012.  The decrease in interest income is attributable to the decrease in interest rates.

The majority of the $18.3 million currency gain in the first three quarters of 2013 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar.  The weakening of the U.S. Dollar compared to the Euro and British Pound Sterling contributed additional gains.  During the first three quarters of 2013, the U.S. Dollar strengthened 1.8% against the Taiwan Dollar, resulting in a $14.8 million gain.  In addition, the U.S. Dollar weakened 2.1% and 0.2% compared to the Euro and the British Pound Sterling, respectively, resulting in a gain of $3.1 million.  The remaining net currency gain of $0.4 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our earnings before taxes decreased 4% when compared to the same period in 2012, while our income tax expense decreased by $56.3 million, to $0.2 million, for the 39-week period ended September 28, 2013, from $56.5 million for the 39-week period ended September 29, 2012.  The significant decline was due to the impact of a $52.2 million benefit in the third quarter, which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release and a $16.5 million benefit in the first quarter of 2013, also related to reserve releases.  Excluding these items, we would have reported an effective tax rate of 15.3% for the first three quarters of 2013 compared to 12.0% for the first three quarters of 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, as well as the release of other uncertain tax position reserves, amounting to approximately $9.6 million for the 39-weeks ended September 28, 2013 and $11.9 million for the 39-weeks ended September 29, 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods, partially offset by the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the above, net income increased 9% for the 39-week period ended September 28, 2013 to $448.8 million compared to $413.1 million for the 39-week period ended September 29, 2012.

Liquidity and Capital Resources

Operating Activities

	39-Weeks Ended
	Sept 28,	Sept 29,
(In thousands)	2013	2012
Net cash provided by operating activities	$480,271	$510,034

The $29.8 million decrease in cash provided by operating activities in the first three quarters of 2013 compared to the first three quarters of 2012 was primarily due to the following:

•      deferred revenue/costs providing $49.4 million less working capital benefit due to the increased amortization of previously deferred revenue/cost exceeding current period revenue deferrals as discussed in the Results of Operations section above
•      the impact of increasing unrealized foreign currency gains providing $42.2 million less cash due primarily to foreign currency rate fluctuations related to our Taiwan operations
•      other current and noncurrent assets providing $35.3 million less cash primarily due to the effect of a cash receipt in first quarter of 2012 of $22.3 million related to the refund of a withholding tax payment from the Swiss Federal Tax Administration and
•      income taxes payable providing $20.2 million less cash due primarily to timing of remittances

Partially offset by:

•      accounts payable providing $42.2 million more cash primarily due to the impact of lower revenues and associated expenses in the first three quarters of 2013
•      net income increasing by $35.7 million as discussed in the Results of Operations section above and
•      accounts receivable providing $25.1 million more cash primarily due to the impact of lower revenues and the associated decline in receivables

Investing Activities

	39-Weeks Ended
	Sept 28,	Sept 29,
(In thousands)	2013	2012
Net cash used in investing activities	$(359,406)	$(304,599)

The $54.8 million increase in cash used in investing activities in the first three quarters of 2013 compared to the first three quarters of 2012 was primarily due to the following:

•      increased cash advanced under a loan receivable commitment with Bombardier of $173.7 million, and
•      increased purchases of property and equipment of $14.4 million

Partially offset by:

•      decreased net investments in marketable securities providing cash of $130.7 million

It is management’s goal to invest the on-hand cash in accordance with Garmin’s investment policy, which has been approved by the Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.  Garmin’s average interest rate returns on cash and investments during the first three quarters of 2013 and 2012 were approximately 1.2% and 1.4%, respectively.

In the first three quarters of 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $48.2 million of gross unrealized losses on marketable securities at September 28, 2013. The amortized cost and estimated fair value of the securities at an unrealized loss position at September 28, 2013 were $1,165.1 million and $1,116.9 million, respectively. This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining. The decline was due to increases in the 10 Year Treasury Bond Yield during the second and third quarters, which caused market valuations of certain securities in our investment portfolios to decline.  Approximately 47% of the securities in our portfolio were at an unrealized loss position at September 28, 2013. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary and no impairment has been recorded in the accompanying condensed consolidated statement of income.

Financing Activities

	39-Weeks Ended
	Sept 28,	Sept 29,
(In thousands)	2013	2012
Net cash used in financing activities	$(284,182)	$(247,147)

The $37.0 million increase in cash used in financing activities in the first three quarters of 2013 compared to the first three quarters of 2012 was primarily due to the following:

•      increased purchase of treasury stock of $26.9 million under a share repurchase authorization and
•      increased dividend payments of $10.5 million due to the increase in our year-over-year dividend rate (our dividend has progressively increased from $0.40 per share for the four calendar quarters beginning in June 2011 to $0.45 per share for calendar quarters after March 2012)

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, and to pay dividends.  We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, share repurchases and the funding of strategic acquisitions.  We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

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

Interest Rate Risk

As of September 28, 2013, we are exposed to interest rate risk in connection with our investments in marketable securities.   As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.    As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 28, 2013 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Bandspeed, Inc. v. Acer, Inc., Acer American Corporation, Belkin International, Inc., Belkin,Inc., Casio Computer Co., Ltd., Xasio Hitachi Mobile CommunicationsCo. Ltd., Xasio America, Inc., Dell Inc., Garmin International, Inc., Garmin USA, Inc., GN Netcom A/S, GN U.S. Inc. a/k/a GN Netcom Inc., Hewlett- Packard Company, Hewlett- Packard Development Company, L.P., HTC Corporation, HTC America, Inc., Huawei Technologies Co. Ltd., Kyocera Corporation, Kyocera International, Inc., Kyocera Communications, Inc., Kyocera Wireless Corporation, Lenovo (United States), Inc., LG Electronics, Inc., LG Electronics U.S.A. Inc., LG Electronics Mobilecomm U.S.A. Inc., Motorola, Inc., Nokia Corporation, Nokia Inc., Pantech Wireless, Inc. Plantronics, inc., Research in Motion Ltd., Research in Motion Corporation, Samsung Telecommunications America, LLC, TomTom International B.V., TomTom, Inc., Toshiba Corporation, Toshiba America information Systems, Inc., and Toshiba America, Inc.

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

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074. On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On September 17, 2012 Garmin filed with the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of the ’074 patent as being anticipated and obvious in view of the prior art. On January 9, 2013, the PTO partially granted Garmin’s petition and instituted review of certain claims of the ‘074 patent. On August 16, 2013, a hearing in this inter partes review took place before the PTO’s Patent Trial and Review Board.  The parties await the Board’s decision.  On June 20, 2013, Garmin filed a second petition for inter partes review of the ’074 patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. v. Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc.

On September 23, 2013 Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed suit in the United States District Court for the District of Oregon against Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). Garmin believes that each asserted claim of the ‘565 patent, the ‘292 patent, the ‘561 patent, and the ‘447 patent is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Harbinger Capital Partners LLC et al v. Deere & Company et al

On August 9, 2013, Harbinger Capital Partners LLC and ten related entities filed a lawsuit (the “Harbinger Lawsuit”) in the United States District Court for the Southern District of New York against Deere & Company, Garmin International, Inc. Trimble Navigation Ltd., The U.S. GPS Industry Council and the Coalition to Save Our GPS, seeking damages of at least $1.9 billion based on allegations of violation of Rule 10b5-1 of the Securities Exchange Act of 1934, fraud, negligent misrepresentation, equitable estoppel and violation of Section 349 of the New York General Business Law.  Plaintiffs amended the complaint on August 16, 2013.  Plaintiffs allege that they invested in a company now called LightSquared in the belief that LightSquared would be able to operate a terrestrial mobile telecommunications network on certain radio frequencies.  Plaintiffs also allege that LightSquared was not able to obtain approval from the Federal Communications Commission to operate such network because of interference to Global Positioning System (GPS) receivers operating in an adjacent frequency band.  Plaintiffs further allege that defendants concealed the likelihood of such interference.  On October 9, 2013, pursuant to a motion filed by LightSquared in a Chapter 11 bankruptcy case filed by LightSquared, the U.S. Bankruptcy Court for the Southern District of New York issued an order staying the Harbinger Lawsuit for a period of sixty days. Prior to such stay being issued Garmin and the other defendants notified the court overseeing the Harbinger Lawsuit that they intend to file a motion to dismiss the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in the Harbinger Lawsuit are without merit and intends to vigorously defend this action.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 (the ‘800 patent”) and 6,701,271 (“the ‘271 patent”).  On June 8, 2012, ICON filed an amended complaint alleging infringement of U.S. Patent Nos. 6,626,799 and 6,921,351.  On June 25, 2012, Garmin filed its answer asserting that each asserted claim of these additional patents-in-suit is invalid and/or not infringed.  On April 11, 2013, the Court dismissed ICON’s allegations of infringement of the ‘800 and ‘271 patents against Garmin without prejudice pursuant to a motion filed by ICON.  On October 23, 2013, the court held a claim construction hearing and the parties await the court’s claim construction order.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

In the Matter of Certain Navigation Products, Including GPS Devices, Navigation and Display Systems, Radar Systems, Navigational Aids, Mapping Systems and Related Software

On September 23, 2013, Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed a complaint with the United States International Trade Commission against several companies, including Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). Garmin believes that each asserted claim of the ‘565 patent, the ‘292 patent, the ‘561 patent, and the ‘447 patent is invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336 (“the ‘336 patent”). On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. On September 6, 2013, the ITC administrative law judge issued an Initial Determination finding that there was no violation of Section 337 by any Garmin company.  The parties await the issuance of a Final Determination by the ITC. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action.

Brian Meyers, on behalf of himself and all others similarly situated, v. Garmin International, Inc. Garmin USA, Inc. and Garmin Ltd.

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On September 30, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On October 18, 2013 the plaintiff filed an amended complaint.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes these claims are without merit and intends to vigorously defend this action

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. The court held a hearing on claim construction on June 27, 2013 and the court issued a claim construction order on October 15, 2013.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There have been no material changes during the 13-week period ended September 28, 2013 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant.   The share repurchase authorization expires on December 31, 2014.   The following table lists the Company’s share purchases during the third quarter of fiscal 2013:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks endedSeptember 28, 2013	329,302	$41.22	329,302	$273,074

Total	329,302	$41.22	329,302	$273,074

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

Dated:  October 30, 2013

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

