Form 10-K
period 2013-12-28
GARMIN LTD
filed 2014-02-19
CIK 1121788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
YES ☐ NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 29, 2013 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $4,587,922,161.

Number of shares outstanding of the registrant’s common shares as of February 13, 2014:
Registered Shares, CHF 10.00 par value – 208,077,418 (including treasury shares)
Documents incorporated by reference:
Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:
Part of Form 10-K into
Document	which Incorporated
Company's Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed no later than 120 days after December 28, 2013.	Part III

Garmin Ltd.

2013 Form 10-K Annual Report

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

Part I

Item 1.    Business

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1.  Garmin has identified five operating segments for external reporting purposes:  Auto/Mobile, Aviation, Marine, Outdoor and Fitness.  There are three operating segments (Auto PND, Auto OEM and Mobile) that are not reported separately but are aggregated within the Auto/Mobile reportable segment.  Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually.  The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1.

Garmin was incorporated in Switzerland on February 9, 2010 as successor to Garmin Ltd., a Cayman Islands company (“Garmin Cayman”). Garmin Cayman was incorporated on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin Cayman shares in the United States. On June 27, 2010, Garmin became the ultimate parent holding company of the Garmin group of companies pursuant to a share exchange transaction effected for the purpose of changing the place of incorporation of the ultimate parent holding company of the Garmin group from the Cayman Islands to Switzerland (the “Redomestication”).  Pursuant to the Redomestication, all issued and outstanding Garmin Cayman common shares were transferred to Garmin and each common share, par value U.S. $0.005 per share, of Garmin Cayman was exchanged for one registered share, par value 10 Swiss francs (CHF) per share, of Garmin.  Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

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

Company Overview

Garmin is a leading, worldwide provider of navigation, communication and information devices and applications, many of which are enabled by Global Positioning System (GPS) technology. Garmin designs, develops, manufactures and markets a diverse family of hand-held, portable and fixed-mount GPS-enabled products and other navigation, communications and information products for the automotive/mobile, outdoor, fitness, marine, and general aviation markets.

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

Prior to May 2000, the U.S. Department of Defense intentionally degraded the accuracy of civilian GPS signals in a process known as Selective Availability (SA) for national security purposes. SA variably degraded GPS position accuracy to a radius of 100 meters. On May 2, 2000, the U.S. Department of Defense discontinued SA. In a presidential policy statement issued in December 2004, the Bush administration indicated that the U.S. does not intend to implement SA again and is committed to preventing hostile use of GPS through regional denial of service, minimizing the impact to peaceful users. With SA removed, a GPS receiver can calculate its position to an accuracy of approximately 10 meters or less, enhancing the utility of GPS for most applications.

The accuracy and utility of GPS can be enhanced through augmentation techniques which compute any remaining errors in the signal and broadcast these corrections to a GPS device. The Federal Aviation Administration (“FAA”) has developed a Wide Area Augmentation System (WAAS) comprising ground reference stations and additional satellites that improve the accuracy of GPS positioning available in the United States and most of Canada and Mexico to approximately 3 meters. WAAS supports the use of GPS as the primary means of enroute, terminal and approach navigation for aviation in the United States. The increased accuracy offered by WAAS also enhances the utility of WAAS-enabled GPS receivers for consumer applications. The FAA announced on July 11, 2003 that the WAAS system had achieved initial operating capability and that the system was available for instrument flight use with appropriately certified avionics equipment. Since that time, the FAA has installed additional ground reference stations and has launched additional WAAS satellites.

Japan’s MTSAT-based Satellite Augmentation System (MSAS) achieved initial operating capability for en route, terminal and approach navigation for aviation on September 27, 2007.  The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service achieved initial operating capability for en route, terminal, and approach navigation on March 2, 2011.

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 126 million products, which includes the delivery of almost 14 million products during 2013.

Automotive/Mobile Product Introductions

In January 2013 Garmin announced the 2013 line of nüvi® personal navigation devices. New features in the 2013 line include Garmin Real Directions™ which guides drivers by telling them to turn at recognizable landmarks, buildings, stop signs and traffic lights, and Active Lane Guidance which features voice prompts and visual lane animation. In addition, the 2013 line of nüvis feature an all new design and larger screens that range from 4.3 to 7 inches.

In June 2013 Garmin announced the RV 760LMT, which is Garmin’s first navigator created specifically for the RV lifestyle.   The RV 760LMT comes with a large 7” display,  detailed maps for the U.S. and Canada that include RV-related restrictions, such as bridge heights, for most major roads and highways, and a directory of nearly 20,000 RV parks and services in the U.S. and Canada.

During 2013 Garmin also introduced HUD, which is Garmin’s first portable head-up display for smartphone navigation apps. HUD projects navigation directions onto a transparent film on the vehicle’s windshield or an attached reflector lens for the driver’s easy viewing.

Outdoor Product Introductions

In June 2013 Garmin announced Monterra™, which is Garmin’s first Wi-Fi enabled outdoor handheld GPS that combines Garmin’s location and mapping capabilities and the Android™ operating system.  It has a sunlight-readable touchscreen and users can access the Google Play Store™ and download apps on the device.

Garmin expanded its line of products for golfers in 2013 with the introduction of the Approach® S4 touchscreen GPS golf watch that comes preloaded with 30,000 worldwide golf courses and provides enhanced battery performance and the ability to display emails, text messages and alerts.

In August 2013, Garmin announced VIRB™, its first HD 1080p action camera series.  VIRB has a 1.4 inch Chroma display, digital image stabilization and lens distortion correction, and it can take high quality still photographs while the video camera is recording.  VIRB Elite incorporates all of these features and adds built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver.

In October 2013 Garmin announced tactix™, which is a rugged high-sensitivity GPS navigator inspired by the requirements of law enforcement and police special operations.   It includes an altimeter, barometer, 3-axis compass and extensive tracking capabilities.

Garmin expanded its line of Delta™ training collars for dogs during 2013 with the introduction of Delta Upland, which is a highly versatile system for sporting dogs that combines an electronic training collar, a Bark Limiter, and a remote beeper to help locate dogs that are out of sight.

Fitness Product Introductions

Garmin expanded its line of Forerunner® running watches in 2013 with the introduction of the Forerunner 620 and Forerunner 220.  Both models have a one-inch Chroma color display, and the Forerunner 620 offers advanced features like recovery advisor, race predictor and VO2 max estimate.  Garmin also expanded its line of Edge® cycling computers during 2013 with the introduction of Edge Touring and Edge Touring Plus, which are GPS navigators designed for touring cyclists, commuters, and mountain bikers.

In August 2013 Garmin announced the availability of Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists.  It provides power data and measures and presents right and left leg power balance to ANT+™ compatible devices.

Marine Product Introductions

In February 2013 Garmin announced the GPSMAP® 8000 series.   The GPSMAP 8000 Glass Helm series provides a fully integrated glass display and a flat-mounting option that transforms the vessel’s bridge into a glass helm.   In November 2013 Garmin announced Garmin Helm, which is a free mobile application that allows boaters to view and control their multi-function Garmin chartplotters from their mobile device.  Also in February 2014  Garmin introduced LakeVü™ HD and LakeVü HD Ultra, Garmin’s most detailed lake cartography ever created , as well as DownVü™ and SideVü™, which is Garmin’s down and side-scanning sonar technology that provides high resolution imagery.

In November 2013 Garmin announced the GPSMAP 800 and 1000 series of combination chartplotter and fishfinder products.   The GPSMAP 800 has an 8-inch display, and the GPSMAP 1000 has a 10-inch display.  Both are equipped with built-in 1kW traditional sonar capability, built-in CHIRP and DownVü and support for SideVü with CHIRP.

Garmin introduced the quatix™ during 2013, which is Garmin’s first GPS watch designed for mariners, both power and sail. The quatix combines pivotal marine features and provides both navigation and sailing capabilities while integrating Garmin’s GPS technology and interface.

Aviation Product Introductions

During 2013 Garmin introduced a new series of aviation VHF COM and NAV/COM radios, called the GTR and GNC series.  Garmin also introduced the GRA 5500, which is a high-performance, all-digital radar altimeter for transport category, helicopter, business and general aviation aircraft.

 In March 2013 Garmin announced seven new, affordable products for experimental and light sport aircraft that offer enhanced capabilities, reduced weight and simplified installation.  In July 2013 Garmin enhanced its experimental and light sport aircraft offerings with the GTR™ 200 panel mount communication radio.

Garmin announced D2™ in October 2013, which is a premium watch designed specifically for aviators.

Products

Garmin offers a broad range of solutions across its reportable segments as outlined below.  In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.

Automotive/Mobile

Garmin offers a broad range of automotive navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin currently offers to consumers around the world:

Personal Navigation Devices (PND) –

PNDs combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface.  PNDs are sold under the nüvi, zūmo®, dezl™, and fleet™ brand names.  The zūmo series offers motorcycle-specific features, the dezl series offers over-the-road trucking features while the fleet series delivers an integrated tracking and dispatch fleet system.  Across the expansive product portfolio, Garmin offers features such as wide screen displays, integrated traffic receivers for traffic avoidance (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - thousands of high quality photos of actual upcoming junctions, 3-D building view, and Bluetooth® hands-free capability.  In fiscal years 2013, 2012 and 2011, the nüvi class of products represented approximately 34%, 43%, and 48% of Garmin’s total consolidated revenues, respectively.

Mobile Applications –

Garmin offers mobile applications under the following brand names:  StreetPilot® and NAVIGON®.  The applications are offered across a broad range of smartphones and tablets including iOS, Android and Windows enabled devices.  These applications provide users turn-by-turn, voice-prompted directions and other advanced Garmin navigation features including Reality View Pro junction information and traffic information.  Some are offered as onboard solutions in which mapping is downloaded to the user’s device and always available while some are offboard solutions in which mapping is available via a server utilizing the mobile connectivity of the device.

Outdoor

                Garmin offers a broad range of products designed for use in outdoor activities.  Garmin currently offers to consumers around the world:

Outdoor Handhelds –

Outdoor handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, microSD™ card slot for optional customized maps and other features.  Outdoor handhelds are sold under the Dakota®, Oregon®, Rino®, Montana™, Monterra, eTrex®, and GPSMAP® brand names.  Each series of products is designed to serve various price points and niche activity categories.  The Rino series of handhelds additionally offers two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) that integrate two-way voice communications.  The Monterra is Garmin’s first Wi-Fi enabled, Android-based outdoor handheld GPS.

Wrist-worn Devices-

Garmin offers GPS wrist watches for outdoor activity, as well as military, law enforcement and special operations.  The fenix™ provides comprehensive navigation and tracking functionalities, as well as trip information, such as heading, elevation and weather changes.   The tactix adds additional features inspired by the requirements of law enforcement and police special operations.

Golf Devices -

The Approach® series of golf-focused devices includes both handhelds and wrist-worn products with up to 30,000 preloaded worldwide golf courses.  The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the exact yardage to fairways, hazards and greens.  A statistic-tracking feature allows users to track and analyze their golf statistics.  Some devices include manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

Dog Tracking and Training/Pet Obedience Devices -

Garmin offers a series of dog-focused products providing a range of functionality including GPS-enabled dog tracking, electronic dog training, and electronic bark correction.  The products are offered under the Astro®, Alpha™, Bark Limiter™ and Delta™ brand names.  The Astro series can pinpoint up to ten dogs’ positions at one time through all-weather collars and a handheld system, which features many of our outdoor capabilities including:  barometric altimeter, electronic compass, microSD slot, area calculator and a waterproof exterior.  Alpha combines the tracking capabilities of Astro with electronic dog training.   The Bark Limiter is an intuitive electronic bark correction device.  The Delta series of training collars offers a remote training device without tracking capability.

Action Cameras -

Garmin offers VIRB™ and VIRB Elite, HD 1080p action cameras.  VIRB has a 1.4 inch Chroma display, digital image stabilization and lens distortion correction, and it can take high quality still photographs while the video camera is recording.  VIRB Elite incorporates all of these features and adds built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver.

Fitness

                Garmin offers a broad range of products designed for use in fitness and wellness activities.  Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner® series offers compact, lightweight training assistants for athletes with integrated GPS sensor that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function and heart-rate based calorie computation.  All models allow runners to upload their data to Garmin Connect™, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. The Forerunner 310XT and 910XT are designed specifically for triathletes.  These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers -

The Edge® series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists.  In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates.

Cycling Power Meter -

Garmin offers Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists.  It provides power data and measures and presents right and left leg power balance to ANT+™ compatible devices.

Swimming Watch -

Garmin Swim™ is a watch designed for swimming pool use and allows users to track stroke type, stroke count, distance, pace and lengths.   Users can also upload their swim data to Garmin Connect, where they can store, analyze and share the data.

Wellness Devices -

Garmin has introduced vívofit™ and vívoki™ to address the growing wellness monitoring market.  The vívofit fitness band provides a personalized daily goal, tracks progress and reminds users when it’s time to move. The device features a curved display that shows steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor.  Vívoki provides similar tracking capabilities in a small form factor that lacks a display.  This offering is designed to be a lower cost solution for corporate wellness programs.  Both devices pair with Garmin Connect to offer analysis and tracking.

Garmin Connect –

Garmin Connect is a web-based analytic tool where users can store, analyze and share fitness and wellness data. The companion mobile application also provides real-time weather data and allows users to wirelessly download courses to some devices.

Marine

Garmin offers a broad range of products designed for use in the recreational marine industry.  Garmin currently offers to consumers around the world:

Chartplotters and Multi-Function Displays (MFDs) -

Garmin offers numerous chartplotters/MFDs under the GPSMAP® brand name.  The offerings range from 4-inch helm-mounted products to 15-inch fully-integrated Glass Helm offerings.  Cartography options range from US coastal and lake mapping to worldwide basemaps to highly detailed BlueChart® g2 Vision™ charts offering high-resolution satellite imagery, 3-D map perspective and aerial reference photos to LakeVü HD and LakeVü HD Ultra, Garmin’s most detailed lake cartography ever created.  Additional advanced features and connectivity available include:  Garmin’s G Motion technology, which delivers ultra-smooth map panning and zooming, optional wireless remote and a wireless mouse and expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

Fishfinders –

Garmin offers two series of fishfinders.  The echo™ series are standalone fishfinders ranging from grayscale displays to the highest-end echo 550C, which features a video-quality 640x480 pixel 5-inch VGA screen, a powerful 500-watt sonar transmitter, and offers fish arch display and bottom tracking as deep as 1,900 feet.  The echoMap™ series provides charplotter and fishfinder capabilities in a single device.

Sounders –

Garmin offers “black-box” sounders which interface with Garmin MFDs to enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package.

Autopilot Systems -

Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats.  The systems incorporate such features as: Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, remote steering and speed control, and integration with the Volvo Penta IPS steering and propulsion system. Garmin has also introduced steer-by-wire autopilot capabilities for various steering systems.

Radar -
Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter so that the chartplotter can double as the radar screen.  The Garmin radar solutions have a nautical mile range of 36-72 nm.

Instruments -

Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays that show data from multiple remote sensors on one screen.  Mariners can display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon what sensors are connected.

Radios -

Garmin provides marine radios with differing feature sets for the radio needs of all types of mariners.  The entry-level radio is NMEA 0183 compatible, while the premium radio is designed for 35+ foot boats, is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Handhelds and Wrist-worn Devices –

Garmin offers a marine-friendly GPS handheld featuring a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States.  Also offered for mariners is the quatix™, Garmin’s first GPS watch designed for mariners, combining marine features and navigation and sailing capabilities while integrating Garmin’s GPS technology and interface.

Sailing –

In September 2012, Garmin acquired Nexus Marine AB, a leading supplier of instrumentation for the sailing and yachting market.   Nexus designs and manufactures sailing instrumentation systems, and it also supplies binoculars, accessories and Silva branded marine compasses.

Aviation

Garmin’s aviation product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, electronic flight instrumentation systems (EFIS), automatic flight control systems, traffic advisory systems and traffic collision avoidance systems, terrain awareness and warning systems, instrument landing system (ILS) receivers, surveillance products,  audio panels, cockpit datalink systems and more.  The list below includes a sampling of some of the aviation capabilities currently offered by Garmin:

Integrated Avionics Systems/Flight Decks -

Garmin offers a range of integrated glass avionics from the G3X™ for the experimental and light-sport aircraft market to the G5000™ for the business jet market.  Basic capabilities integrated include: navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays.  More advanced features include:  Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP), electronic flight charts and touchscreen controls, which utilize patent pending, infrared touchscreen technology, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass avionics for the helicopter market through the G500H, G1000H® and G5000H®.  Basic and advanced capabilities are similar to those offered to the aircraft market.  The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, XM WX Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

Garmin also offers all-glass integrated avionics to the retrofit market through the G500 and G600.  These solutions provide electronic flight displays that work with separate Garmin avionics to provide essential information such as attitude, air data, weather, terrain and traffic.  In addition, upgraded systems also allow for the display and control of such data as altitude preselects and vertical speed, DME distance, analog radar altitude, and analog navigation data.

Panel-mount aviation products -

GPS/Navigation/Communication Solutions –

Garmin provides certified GPS navigation receivers, traditional VHF navigation receivers, instrument landing systems receivers and VHF communication transmitters/receivers. Features available in different GNC, GTR, GNS and GTN series models include 4-color map graphics, GPS, communication and navigation capabilities, touchscreen operation, graphical flight planning with vector airways and high-altitude jet routes, remote transponder, remote audio control, SafeTaxi® and electronic chart capabilities.  Helicopter Terrain Awareness and Warning System (HTAWS) is an option providing graphical and audible alerts of potential terrain and obstacle conflicts along the flight path.

Traffic Solutions -

Garmin offers traffic avoidance products combining active and passive surveillance data to pinpoint specific traffic threats. These capabilities are part of our GTS™ series of systems.  The systems use Garmin’s patent-pending CLEAR CAS™ technology and correlate automatic dependent surveillance broadcast (ADS-B) with radar targets.  The offerings include solutions for both the recreational and transport category of aircraft.

Audio Solutions -

The GMA series are audio panels ranging from offerings with basic capabilities for the recreational pilot to advanced capabilities including voice recognition, 3D spatial audio processing, advanced auto squelch, ambient noise based volume adjustment and independent pilot/co-pilot communications capabilities.

Transponder Solutions -

Garmin provides a range of transponder solutions in the GTX™ series.  The FAA-certified transponders transmit altitude or flight identification to air traffic control radar systems or other aircraft’s air traffic avoidance devices.  Newer transponders offer data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS) and a pathway to ADS-B compliance for the Next Generation airspace system, via transmission of traffic surveillance data such as aircraft flight ID, position, altitude, velocity, climb/descent, and heading information. Garmin offers solutions to both recreational and transport aircraft.

ADS-B Solutions -

Garmin offers an FAA certified ADS-B product within the GDL® series.  Capabilities include GPS satellite navigation with datalink communications to deliver interactive traffic and hazard surveillance.

Weather Solutions -

Weather capabilities are delivered within our GDL, GSR and GWX™ series.  The solutions range from offering XM WX satellite real-time weather information to the aircraft via panel-mounted devices from Garmin to on-demand global weather information, text/voice communications and near real-time position tracking through the Iridium satellite network (subscription required).   Also available in the GWX series are all-in-one antenna/receiver/transmitters that bring real-time weather to Garmin’s multi-function displays and Integrated Avionics Systems, as well as advanced Doppler-enabled features.

Portable and Wrist-worn Solutions -

Garmin offers the aera® series and GPSMAP 695/696 as portable avionics solutions.  The aera series combines an aviation portable with a full-featured automotive GPS.  These touchscreen products come with automotive maps, a terrain/obstacles aviation database, and a patented instrument display.  Advanced features include: a digital document viewer, a scratch pad, pre-loaded geo-referenced charts, and XM radio and weather.  The GPSMAP series offers detailed electronic charts, airways and IFR map mode. Other features available include:  XM radio and XM WX Satellite Weather.  Garmin announced D2™ in October 2013, which is a premium watch designed specifically for aviators.

Mobile Application -

Garmin Pilot™ is a premium flight planning, flight plan filing, and pre-flight weather application for display on iOS and Android-based mobile devices.  It provides instant access to comprehensive U.S. and Canada weather data, winds and temperature aloft, and lightning data.

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a worldwide network of approximately 4,000 independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 28, 2013.  Marketing support is provided geographically from Garmin’s offices around the world.  Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Garmin’s Europe, Middle East, Australia/New Zealand and Africa consumer product sales are handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K. and U.S., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles the Company’s Asia sales and marketing effort.  Some of Garmin’s larger consumer products dealers and distributors include:

•	Amazon.com—internet retailer;
•	Best Buy—one of the largest U.S. and Canadian electronics retailers;
•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;
•	Halford’s—a large European retailer specializing in car parts and accessories; and
•	Wal-Mart—the world’s largest mass retailer.

Garmin’s retrofit avionics and aviation portable products are sold through select aviation distributors around the world and, in the case of aviation portable products, also through catalogs and pilot shops.  Garmin’s largest aviation distributors include Aircraft Spruce & Specialty Co., Elliott Aviation, Gulf Coast Avionics Corp., Sarasota Avionics, and Sportsman’s Market.  Avionics distributors have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs).  In the automotive/mobile segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing.  Some of Garmin’s larger OEM relationships include Chrysler, Suzuki, Volkswagen, Harley-Davidson, BMW Motorrad, Mercedes Benz, Bombardier, and Polaris.  In the marine segment, Garmin’s products are standard equipment on various models of boats.  Some of the larger OEM relationships include Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd., Inha Works Ltd. and Regal Marine Industries, Inc.  In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft.  Some of the larger OEM relationships include AgustaWestland, Bombardier, Bell Helicopter Textron, Inc., Cessna Aircraft Company, Cirrus Aircraft, Embraer SA, Eurocopter, an EADS Company, Beechcraft Corporation, Pilatus Aircraft Ltd, Piper Aircraft, Inc., Quest Aircraft Company, and Robinson Helicopter Company.

Competition

In general, we operate in highly competitive markets though competitive conditions do vary among our diverse products and geographies.  Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability.  Garmin believes that it generally competes favorably in each of these areas and as such, is generally a significant competitor in each of our major markets.

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for outdoor product lines are Bushnell, Delorme, Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) Magellan, a subsidiary of MiTAC, and Woodman Labs Inc. dba GoPro. For mobile products Garmin believes that its principal competitors are Google In., Apple Inc. and Telenav Inc. Garmin believes that its principal competitors for fitness products are Bryton Corp., Fitbit Inc., Nike, Inc., Polar Electro Oy, Sigma Sports, Suunto Oy and Timex Corp. For marine products, Garmin believes that its principal competitors are Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., Navico and Raymarine Inc. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, Chelton Flight Systems, CMC Electronics, Free Flight Systems, Honeywell, Inc., L-3 Avionics Systems, Rockwell Collins, Inc., Sagem Avionics, Inc. and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams.  Garmin’s products are created by its engineering and development staff, which numbered 3,168 people worldwide as of December 28, 2013.  Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers.  Garmin believes the industrial design of its products has played an important role in Garmin’s success.  Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 28,	December 29,	December 31,
($'s in thousands)	2013	2012	2011
Research and development	$364,923	$325,773	$298,584
Percent of net sales	13.9%	12.0%	10.8%

Manufacturing and Operations

Garmin believes that one of its core competencies and strengths is its manufacturing capability at its Sijhih, Jhongli and LinKou, Taiwan facilities, its Olathe, Kansas facility, and its Salem, Oregon facility.  Garmin believes that its vertically integrated approach has provided it the following benefits with respect to all products other than a few select marine products (VHF radios and AIS receivers) and our accessory products, which are manufactured by one or more third parties.

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

Materials

Although most components essential to Garmin’s business are generally available from multiple sources, certain key components, including, but not limited to, microprocessors, certain liquid crystal displays (LCDs), and certain  application-specific integrated circuits (ASICs) are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks.  Many of these and other key components that are available from multiple sources, including, but not limited to, NAND flash memory, dynamic random access memory (DRAM), GPS chipsets and certain LCDs, are subject at times to industry-wide shortages and commodity pricing fluctuations.

                Garmin and other participants in the personal computer, tablet, mobile communication, aviation electronics and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products.  In addition, Garmin uses some custom components that are not common to the rest of the personal computer, tablet, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased.  Garmin makes efforts to manage risks in these areas through the use of supply agreements for strategically important components.  Nevertheless, if  Garmin’s supply of a key single-sourced component for a new or existing product was delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to Garmin, Garmin’s financial condition and operating results could be materially adversely affected. Garmin’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet Garmin’s requirements.

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

 As of February 1, 2014, Garmin’s worldwide IP portfolio includes over 820 patent and 470 trademark registrations issued worldwide.  For the past seven years Garmin has been selected as a constituent of the Ocean Tomo® 300 Patent Index which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change.  In accordance with the United States’ Federal Communications Commission (FCC) rules and regulations, wireless transceiver products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold.  Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission.  A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business.    In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the FAA, its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

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

Garmin has implemented multiple Environmental Management System (EMS) policies in accordance with the International Organization for Standardization (ISO) 14001 standard for Environmental Health and Safety Management.  Garmin’s EMS policies set forth practices, standards, and procedures to ensure compliance with applicable environmental laws and regulations at Garmin’s Kansas headquarters facility, Garmin’s European headquarters facility, and Garmin’s Taiwan manufacturing facility.

Regulatory and “Green Procurement” demands from our customers are also increasing; particularly in the areas of restricted substance use and environmentally-friendly design and manufacture initiatives.  The overall impacts of these customer requirements cannot yet be established.  Garmin is committed to improving our products and processes to meet our customer needs.

Employees

                As of December 28, 2013, Garmin had 10,086 full and part-time employees worldwide, of whom 3,804 were in the United States, 75 were in Canada, 4,687 were in Taiwan, 1,117 were in Europe, and 403 were in other global locations.   Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement.  Garmin considers its employee relations to be good.

Item 1A.  Risk Factors

The risks described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

The demand for personal navigation devices (PNDs) has been and continues to be reduced by replacement technologies becoming available on mobile devices and factory-installed systems in new autos.

                From 2005 to 2008, we experienced substantial growth in the automotive/mobile segment.  This has resulted in GPS/navigation technologies being incorporated into competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems.  Mobile handsets and tablets are frequently GPS-enabled and many companies are now offering navigation software for these mobile devices.  The acceptance of this technology by consumers has halted our growth in this segment and reduced margins.  Navigation systems are also becoming more prevalent as optional equipment on new automobiles.  Increased navigation penetration on mobile handsets and in new automobiles is expected to cause further declines in sales of our portable navigation devices and could further reduced margins.

Our financial results are dependent on the automotive/mobile segment, which represents approximately 50% of our revenues, is maturing and expected to further decline in 2014.

                We experienced substantial growth through 2008 in the automotive/mobile segment of our business as the products became mass-market consumer electronics in both Europe and North America.  This market has peaked as penetration rates increased and competing technologies emerged.  This has resulted in, and could continue to result in, lower revenues for this segment and lower earnings per share.

Economic conditions and uncertainty could adversely affect our revenue and margins.

Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete.  Economic weakness or constrained consumer and business spending has resulted in decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailer and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse affect on our results of operations.

Gross margins for our products may fluctuate or erode.

Gross margins in some of our segments have declined in recent years and could further decline in the future due to competitive price reductions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes.  In particular, the average selling prices of a specific product tend to decrease over that product’s life.  To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices.  However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future.  To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Changes in our United States federal income tax classification or in applicable tax laws could result in adverse tax consequences to our shareholders.

We do not believe that we, or any of our United States or non-United States subsidiaries, are currently a ‘‘passive foreign investment company’’ for United States federal income tax purposes.  We do not expect to become a passive foreign investment company.  However, because the passive foreign investment company determination is made annually based on whether the company’s income or assets meet certain thresholds as determined under United States federal tax principles which are based on facts and circumstances that may be beyond our control, we cannot assure that we will not become a passive foreign investment company in the future.  If we are a passive foreign investment company in any year, then any of our shareholders that is a United States person could be liable to pay tax on their pro rata share of our income plus an interest charge upon some distributions by us or when that shareholder sells our common shares at a gain.  Further, if we are classified as a passive foreign investment company in any year in which a United States person is a shareholder, we generally will continue to be treated as a passive foreign investment company with respect to such shareholder in all succeeding years, regardless of whether we continue to satisfy the income or asset tests mentioned above.

We do not believe that we, or any of our United States or non-United States subsidiaries, are currently a Controlled Foreign Corporation (CFC) for United States federal income tax purposes.  We do not expect to become a CFC.  The CFC determination is made daily based on whether the United States shareholders own more than fifty percent of the voting power or value of the Company.  Only United States persons that own ten percent or more of the voting power of the Company’s shares qualify as United States shareholders.  If the Company were to be classified as a CFC for an uninterrupted thirty day period in any year, the Company’s shareholders that qualify as United States shareholders could be liable to pay US income tax at ordinary income tax rates on their pro-rata share of certain categories of the Company’s income for the period in which the Company is classified as a CFC. As the Company cannot control the ownership of the Company’s stock nor can the Company control which shareholders participate in the Company’s stock buyback program, ownership changes could result that create United States shareholders which increase the risk of Garmin being treated as a CFC.

Legislative proposals have been considered in the United States within the past few years that could increase the United States tax burden of corporations with international operations and could broaden the circumstances under which foreign corporations could be considered resident in the United States.  Legislative proposals are being considered in Switzerland that could make significant changes in the corporate tax regime and increase the taxes applicable to us in Switzerland.  Our tax position could be adversely impacted by changes in Swiss, United States or foreign tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any specific legislative proposals.

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

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly.  If such operating results decline, the price of our stock would likely decline.  As we have expanded our operations, our operating expenses, particularly our research and development costs, have increased as a percentage of our sales.  If revenues decrease and we continue to increase research and development costs, our operating results would be negatively affected.

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

Our effective tax rate is lower than the U.S. federal statutory rate, in part because we have benefited from incentives offered in Taiwan related to our high technology investments in Taiwan.  The loss of these tax benefits has begun to have a negative impact on our effective tax rate and reduced benefits will continue into the future.

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

We license digital mapping data for use in our products from various sources.  There are only a limited number of suppliers of mapping data for each geographical region.  The two largest digital map suppliers are HERE (formerly known as NAVTEQ) and Tele Atlas N.V.  HERE is owned by Nokia Oyj and Tele Atlas N.V. is owned by TomTom N.V.  Nokia and TomTom are both competitors of Garmin.

 Although we do not foresee difficulty in continuing to license data at favorable pricing due to the long term license extension signed between Garmin and HERE in June 2010 (extending our HERE license agreement through 2017 with an option to extend through 2021), if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with HERE changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

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

We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold.  For example, FAA certification is required for all of our aviation products that are intended for installation in type certificated aircraft.  To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources.  An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted, and may in the future result, in our being required to pay compensation to our customers.  Therefore, such inabilities or delays could adversely affect our operating results.  In addition, we cannot assure you that our certified products will not be decertified.  Any such decertification could have an adverse effect on our operating results.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel.  We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying severance payments to our senior executive officers, which may impair our ability to recruit for these positions.  We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance.  The loss of the services of any of our senior level management, or other key employees, could harm our business.  Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult.  For example, in some recent years there has been a nationwide shortage of qualified electrical engineers and software engineers who are necessary for us to design and develop new products, and therefore, it has sometimes been challenging to recruit such personnel.  If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

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

A shut down of Federal Aviation Administration operations would harm our business.

Any failure of Congress to appropriate funds for FAA operations that results in any shut down of FAA operations or furloughing of FAA employees could result in delays in the required FAA certification of our avionics products and in the production, sale and registration of aircraft that use our avionics products.  Such delays could have a material adverse effect on our business and financial results.

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

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS), and European Geostationary Navigation Overlay Service (EGNOS).  Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets.

Any of the foregoing factors could affect the willingness of buyers of our products to select Global Positioning System-based products instead of products based on competing technologies.

Any reallocation or repurposing of radio frequency spectrum could cause harmful interference with the reception of Global Positioning System signals. This interference could harm our business.

Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s Global Positioning System satellites.  The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services.  International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.  Each country also has regulatory authority on how each band is used.  In the United States, the Federal Communications Commission (FCC) and the National Telecommunications and Information Administration (NTIA) share responsibility for radio frequency allocations and spectrum usage regulations.

Any ITU or national reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and have significant negative impacts on our business and our customers. For example, the FCC has been considering a proposal by a private party, LightSquared, to repurpose spectrum adjacent to the GPS bands for terrestrial broadband wireless operations in metropolitan areas throughout the United States.  If the FCC were to permit implementation of LightSquared’s proposal, terrestrial broadband wireless operations could create harmful interference to GPS receivers within range of such operations.

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

The market price of our common shares has been, and may continue to be, highly volatile.  During 2013, the closing price of our common shares ranged from a low of $32.60 to a high of $49.33. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business, our competitors, our suppliers or the markets in which we compete;
•	quarterly fluctuations in our actual or anticipated operating results;
•	the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products;
•	general conditions in the worldwide economy, including fluctuations in interest rates;
•	changes in applicable tax laws and tax rates;
•	announcements of technological innovations;
•	new products or product enhancements by us or our competitors;
•	product obsolescence and our ability to manage product transitions;
•	developments in patents or other intellectual property rights and litigation;

•	developments in our relationships with our customers and suppliers;
•	research reports or opinions issued by securities analysts or brokerage houses related to Garmin, our competitors, our suppliers or our customers; and
•	any significant acts of terrorism against the United States, Taiwan or significant markets where we sell our products.

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

As of January 13, 2014, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 40.30% of our outstanding common shares.  Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions.  This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

The rights of our shareholders are governed by Swiss law.

                The rights of our shareholders are governed by Swiss law and Garmin Ltd.’s articles of association. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, Swiss law allows our shareholders acting at a shareholders’ meeting to authorize share capital that can be issued by the board of directors without approval of a shareholders’ meeting, but this authorization is limited to 50% of the existing registered share capital and must be renewed at a shareholders’ meeting at least every two years for it to continue to be available. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that dividends and other distributions must be approved by shareholders at the general meeting of shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

Garmin AT, Inc. leases approximately 18 acres of land in Salem, Oregon under a ground lease.  This ground lease expires in 2030, but Garmin AT has the option to extend the ground lease until 2050.  Garmin AT, Inc. owns and occupies an 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land.  Garmin AT, Inc. also leases 43,870 square feet of office space in a separate Salem, OR building for Garmin’s newly-opened West Coast customer support call center.

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

Various Garmin subsidiaries lease an additional: (i) 48,625 square feet of office space in Olathe, Kansas for a call center operation; (ii) 35,170 square feet of office space in Chandler, Arizona for software development; and (iii) 15,000 square feet of office space in Tucson, Arizona, used as offices and for research and development. Garmin is currently in the construction phase of a 60,000 square foot facility in Chandler, Arizona that will replace the current leased office space in Chandler, Arizona.

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

                On June 30, 2010, Bandspeed, Inc. filed suit in the United States District Court for the Eastern District of Texas against 38 companies, including Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No 7,027,418 (“the ‘418 patent”) and U.S. Patent No 7,670,614 (“the ‘614 patent”). On January 21, 2011, Bandspeed, Inc. filed an amended complaint adding additional claims against several of the codefendants, but not against Garmin. On February 22, 2011, Garmin filed its answer to the amended complaint with counterclaims asserting that the asserted claims of the ’418 and ’614 patents are invalid and not infringed. On August 15, 2011, the court granted Garmin’s motion to transfer venue and transferred the case to the Western District of Texas. On December 23, 2011, Bandspeed, Inc. filed a second amended complaint adding additional claims against Garmin. On January 24, 2012, Garmin filed a motion to dismiss these additional claims. On February 4, 2014, the parties finalized a settlement agreement resolving this matter.

Cuozzo Speed Technologies, LLC, v Garmin International Inc,. Garmin USA, INC., and Chrysler Group LLC.

On June 19, 2012, Cuozzo Speed Technologies, LLC filed suit in the United States District Court for the District of New Jersey against Garmin International, Inc., Garmin USA, INC., (collectively “Garmin”) and Chrysler Group LLC, alleging infringement of U.S. Patent No. 6,778,074 (“the ‘074 patent”). On July 16, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On September 17, 2012 Garmin filed with the U.S. Patent and Trademark Office (“PTO”) a petition for inter partes review of the ’074 patent as being anticipated and obvious in view of the prior art. On January 9, 2013, the PTO partially granted Garmin’s petition and instituted review of certain claims of the ‘074 patent. On August 16, 2013, a hearing in this inter partes review took place before the PTO’s Patent Trial and Review Board.  On June 20, 2013, Garmin filed a second petition for inter partes review of the ’074 patent. On November 13, 2013, the PTO’s Patent Trial and Review Board issued a Final Decision in the original inter partes review finding in Garmin’s favor.  On January 10, 2014, the parties finalized a settlement agreement resolving this matter.

Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. v. Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc.

On September 23, 2013 Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed suit in the United States District Court for the District of Oregon against Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). On October 22, 2013, Garmin filed its answer asserting that each asserted claim of the ‘565 patent, the ‘292 patent, the ’561 patent, and the ‘447 patent is invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Harbinger Capital Partners LLC et al v. Deere & Company et al; LightSquared Inc. et al. v. Deere & Company et al.

                On August 9, 2013, Harbinger Capital Partners LLC and ten related entities filed a lawsuit (the “Harbinger Lawsuit”) in the United States District Court for the Southern District of New York against Deere & Company (“Deere”), Garmin International, Inc. (“Garmin”), Trimble Navigation Ltd. (“Trimble”), The U.S. GPS Industry Council (the “Council”), and the Coalition to Save Our GPS. Plaintiffs filed a first amended complaint on August 16, 2013, and a second amended complaint on January 21, 2014. The second amended complaint, which no longer names the Coalition to Save Our GPS as a defendant, seeks damages of at least $1.9 billion based on allegations of violation of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “1934 Act”), violation of Section 20(a) of the 1934 Act, fraud, negligent misrepresentation, equitable estoppel, breach of contract, and violation of Section 349 of the New York General Business Law. Plaintiffs allege that they invested in a company now called LightSquared in the belief that LightSquared would be able to operate a new terrestrial, mobile telecommunications network (the “Terrestrial Plan”) on certain satellite radio frequencies. Plaintiffs also allege that LightSquared was not able to obtain approval from the Federal Communications Commission (FCC) to operate the proposed Terrestrial Plan because of interference it would cause to Global Positioning System (GPS) receivers operating in an adjacent frequency band. Plaintiffs further allege that defendants concealed the likelihood of such interference and breached an earlier alleged agreement with a predecessor of LightSquared regarding a different technical issue. Plaintiffs allege they were third-party beneficiaries of the agreement. The defendants have notified the court that they intend to file a motion to dismiss the complaint once the court sets a briefing schedule.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

On November 1, 2013, LightSquared, Inc. and two related entities (collectively, “LightSquared”) filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (where a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code filed by LightSquared and certain related entities is pending) against Deere, Garmin, Trimble, the Council, and the Coalition to Save Our GPS. LightSquared’s complaint seeks damages based on claims of promissory estoppel, breach of contract, breach of implied covenant of good faith, unjust enrichment, negligent misrepresentation, civil conspiracy, and tortious interference with contractual or business relationships. Like the allegations in the Harbinger Lawsuit, LightSquared alleges that it was not able to obtain approval from the FCC to operate its proposed Terrestrial Plan because of interference it would cause to GPS receivers. LightSquared also alleges that the inability to obtain FCC approval caused LightSquared damages, including the loss of third-party contracts.  LightSquared further alleges that defendants concealed the likelihood of such interference and/or represented to LightSquared that any interference issues had been resolved and that defendants breached earlier alleged agreements with LightSquared regarding a different technical issue. On November 15, 2013, Garmin, Deere, Trimble, and the Council filed a motion to withdraw the reference of the LightSquared adversary proceeding from the Bankruptcy Court to the United States District Court for the Southern District of New York the “District Court”).  On January 31, 2014 the District Court granted the defendants’ motion, withdrawing the reference of the LightSquared adversary proceeding to the District Court, which will hear the case going forward.  Garmin, Deere, Trimble, and the Council intend to file a motion to dismiss LightSquared’s complaint once the court sets a briefing schedule.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On July 17, 2013 ICON Health & Fitness, Inc. filed suit in the United States District Court for the Central District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent No. 5,720,200 (the ‘200 patent”).  On February 7, 2014, the parties finalized a settlement agreement resolving this matter.

In the Matter of Certain Navigation Products, Including GPS Devices, Navigation and Display Systems, Radar Systems, Navigational Aids, Mapping Systems and Related Software

On September 23, 2013, Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed a complaint with the United States International Trade Commission against several companies, including Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). On December 3, 2013, Garmin filed its response asserting that each asserted claim of the ‘565 patent, the ‘292 patent, the ‘561 patent, and the ‘447 patent is invalid and/or not infringed.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336 (“the ‘336 patent”). On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. On September 6, 2013, the ITC administrative law judge issued an Initial Determination finding that there was no violation of Section 337 by any Garmin company.  The parties await the issuance of a Final Determination by the ITC. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois.  The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated.  The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief.  On January 29, 2014 the court dismissed the lawsuit without prejudice.  On January 30, 2014, the plaintiff re-filed the lawsuit as a new action before the same court with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment.  Garmin believes that plaintiff Andrea Katz’s claims were mooted prior to her re-filing her lawsuit.  On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah.  Garmin sought reconsideration of that order.  On February 13, 2014, the court ordered the parties to brief a dispositive motion concerning whether Andrea Katz had legal standing at the time she filed her second action.  The transfer to Utah has been stayed by the court pending ruling on these two motions.  No class has been certified at this time. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Brian Meyers, on behalf of himself and all others similarly situated, v. Garmin International, Inc. Garmin USA, Inc. and Garmin Ltd.

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On October 18, 2013 the plaintiff filed an amended class action complaint. On November 1, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On January 24, 2014, the Court granted the motion to dismiss in part and denied it in part, dismissing the count for declaratory relief and the prayer for a declaration that the batteries are defective, but allowing the case to proceed on other substantive counts. No class has been certified at this time.  On February 7, 2014 Garmin International, Inc. and Garmin USA, Inc. filed an answer contesting all the remaining counts in the complaint.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

MSPBO, LLC v. Garmin International, Inc.

On December 16, 2013, MSPBO, LLC filed suit in the United States District Court for the District of Colorado against Garmin International, Inc. alleging infringement of U.S. Patent No. 6,744,375.  On January 9, 2014, Garmin filed a motion to dismiss the complaint alleging that the claims are subject to arbitration pending in Kansas and alternatively asked the District of Colorado to stay the suit until the arbitration in Kansas is resolved.  Garmin previously filed a petition on January 8, 2014 with the District Court of Johnson County, Kansas to compel arbitration with Phatrat Technology, Inc. and Phatrat Technology, LLC, alleging that the license previously granted to Garmin or its affiliate, Dynastream Innovations, Inc., by Phatrat covers MSPBO’s current claims as MSPBO is an affiliate of Phatrat under the license agreement with Garmin and/or Dynastream.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843.  Garmin Ltd was dismissed as a defendant on October 9, 2012.  On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. The court held a hearing on claim construction on June 27, 2013.  On October 15, 2013 the court issued a claim construction order.  On December 9, 2013, Garmin International, Inc. and Garmin USA, Inc. filed motions for summary judgment of non-infringement and invalidity.  On February 11, 2014, the court held a hearing on Garmin’s summary judgment motions. The parties await the court’s ruling on these motions.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

                On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

                On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. By agreement of the parties, on October 29, 2012 this lawsuit was stayed pending the resolution of the investigation by the International Trade Commission in In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof which is described above. On March 21, 2012, Technology Properties Limited LLC filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws.   Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this action are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims.  On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent.  On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and /or invalidity for the ‘892, ‘316, and ‘375 patents.  Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 4.  Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 6, 2014.

Dr. Min H. Kao, age 65, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004.  He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002.  Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013.  Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 48, has served as a director of Garmin Ltd. since August 2004.  He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013.  Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Kevin S. Rauckman, age 51, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since August 2000.  He previously served as Director of Finance and Treasurer of Garmin International, Inc. since January 1999 and has served as a director and officer of various subsidiaries of the Company since April 2001. Mr. Rauckman holds BS and MBA degrees in Business from the University of Kansas.

Andrew R. Etkind, age 58, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009.  He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001.  Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

                Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”).  As of January 24, 2014, there were 216 shareholders of record.

                The high and low sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2013 and 2012 was as follows:

	Year Ended
	December 28, 2013		December 29, 2012
	High	Low	High	Low
First Quarter	$42.25	$32.97	$48.86	$39.36
Second Quarter	$36.88	$32.60	$49.33	$36.76
Third Quarter	$45.42	$34.96	$42.45	$35.84
Fourth Quarter	$49.33	$45.70	$42.73	$36.12

                On June 7, 2013 the shareholders approved a cash dividend in the amount of $1.80 per share out of Garmin’s general reserves from capital contribution payable in four equal installments.  The board anticipated the scheduling of the dividend as follows: $0.45 on June 28, 2013 to shareholders of record on June 18, 2013, $0.45 on September 30, 2013 to shareholders of record on September 16, 2013, $0.45 on December 31, 2013 to shareholders of record on December 16, 2013 and $0.45 on March 31, 2014 to shareholders of record on March 17, 2014.  The Company paid the 2013 dividends in accordance with the schedule above and expects to pay the March 31, 2014 dividend.  In addition, Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2014. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant.   This share repurchase authorization expired on December 29, 2012.

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014.

			Maximum Number of Shares (or
			Approx. Dollar Value of Shares
	Total # of	Average Price	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Purchased Under the Plan
Sept 29 - Oct 26, 2013	-	-	$273,074
Oct 27 - Nov 23, 2013	241,403	$46.92	$261,747
Nov 24 - Dec 28, 2013	422,005	$48.08	$241,460
Total	663,408	$47.65	$241,460

                We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Item 6.  Selected Financial Data

                The following table sets forth selected consolidated financial data of the Company.  The selected consolidated balance sheet data as of December 28, 2013 and December 29, 2012 and the selected consolidated statement of income data for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K.  The selected consolidated balance sheet data as of  December 31, 2011, December 25, 2010, and December 26, 2009 and the selected consolidated statement of income data for the years ended December 25, 2010 and December 26, 2009 were derived from the Company’s audited consolidated financial statements, not included herein.

                The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011 (2)	Dec. 25, 2010	Dec. 26, 2009
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$2,631,851	$2,715,675	$2,758,569	$2,689,911	$2,946,440
Cost of goods sold	1,224,551	1,277,195	1,419,977	1,343,537	1,502,329
Gross profit	1,407,300	1,438,480	1,338,592	1,346,374	1,444,111

Operating expenses:
Advertising expense	112,905	138,757	145,024	144,613	155,521
Selling, general and administrative	355,440	369,790	341,217	287,824	264,202
Research and development	364,923	325,773	298,584	277,261	238,378
Total operating expenses	833,268	834,320	784,825	709,698	658,101

Operating income	574,032	604,160	553,767	636,676	786,010
Other income/(expense), net (3), (4)	79,526	20,368	30,394	(59,404)	22,641
Income before income taxes	653,558	624,528	584,161	577,272	808,651

Income tax provision/(benefit) (5)	41,146	82,125	63,265	(7,331)	104,701
Net income	$612,412	$542,403	$520,896	$584,603	$703,950

Net income per share:
Basic	$3.13	$2.78	$2.68	$2.97	$3.51
Diluted	$3.12	$2.76	$2.67	$2.95	$3.50
Weighted average common shares outstanding:
Basic	195,411	194,909	194,105	196,979	200,395
Diluted	196,341	196,213	194,894	198,009	201,161

Cash dividends paid per share	$1.80	$1.80	$1.60	$1.50	$0.75

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,179,149	$1,231,180	$1,287,160	$1,260,936	$1,091,581
Marketable securities	1,651,968	1,641,395	1,208,155	801,819	766,047
Total assets	4,869,699	4,819,124	4,471,338	3,988,688	3,828,082
Total debt	-	-	-	-	-
Total stockholders' equity	3,659,706	3,531,796	3,256,581	3,049,562	2,836,447

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2011 which includes 53 weeks.
(2)
Includes a change in estimate for per unit revenue and cost deferrals.  The increase to net sales, gross profit, net income, basic net income per share and diluted net income per share was $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.

(3)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(4)	Includes $35.5 million foreign currency gain in 2013 and $20.0 million, $12.1 million, $88.4 million, and $6.0 million foreign currency losses in 2012, 2011, 2010, and 2009 respectively.
(5)
Includes a $68.7 million material income tax reserve release of uncertain tax position reserves from 2009 partially offset by Taiwan surtax expense due to the release of reserves, recorded in 2013, and a $98.7 million material income tax reserve release of uncertain tax position reserves from 2006 to 2008, partially offset by a settlement for the 2007 tax year in the US and Taiwan surtax expense due to the release of reserves, recorded in 2010.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year.  Fiscal year 2013 and 2012 contained 52 weeks compared to 53 weeks for 2011.  Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods.  Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Approximately 77% of sales by our European subsidiaries are now denominated in British Pounds Sterling or the Euro.  We experienced $35.5 million in foreign currency gains during fiscal year 2013 and ($20.0) million and ($12.1) million in foreign currency losses during fiscal years 2012 and 2011, respectively.  To date, we have not entered into hedging transactions related to any currency, and we do not currently plan to utilize hedging transactions in the future.

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

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  In addition to the products listed below, the Company has offered certain other products including mobile applications, aviation subscriptions and extended warranties that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMUs) bundled in the original purchase price.  Similar to nüMaps Lifetime™, LMUs enable customers to download the latest map and point of interest information every quarter for the useful life of their PND.  In addition, Garmin offers PNDs with premium traffic service bundled in the original purchase price in the European market.  The Company has identified multiple deliverables contained in arrangements involving the sale of PNDs which include the LMU and/or premium traffic service.  The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale.  The second and potentially third deliverables are the LMU and/or premium traffic service. The Company has allocated revenue between these deliverables using the relative selling price method.  Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU and/or the subscription for premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

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

Garmin records estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives.  The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect Garmin’s operating results.   These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, accrued for on a percentage of sales basis.   If market conditions were to decline, Garmin may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Loan Receivable

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier will repay the loan in five installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of December 28, 2013, the Company had a loan receivable balance of $137,369 from Bombardier, in the accompanying consolidated balance sheet.

Warranties

The Company provides for estimated warranty costs at the time of sale.  The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged or defective.  The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale.  The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation products have a warranty period of two years from the date of installation.  The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectations of future conditions and are recorded as a liability on the balance sheet.  To the extent Garmin experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

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

Stock Based Compensation

Garmin awards stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and/or performance shares each year as part of Garmin’s compensation package for employees.  Certain employees within Garmin are eligible for stock options, SAR grants, RSU grants and/or performance shares but the granting of options, SARs, RSUs and/or performance shares is at the discretion of the Compensation Committee of the Board of Directors and is not a contractual obligation.

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

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold.  In 2013, gross margin for our automotive/mobile segment increased 40 basis points driven primarily by the amortization of previously deferred high margin revenues partially offset by a positive impact to 2012 gross margin from a one-time royalty fee adjustment.  See Note 2 of the Notes to Consolidated Financial Statements for further information on gross profit deferrals.  In 2012, gross margin for our automotive/mobile segment increased 560 basis points driven primarily by the amortization of previously deferred high margin revenues, the third quarter 2011 change in estimate of per unit revenue and cost deferred as previously discussed and a one-time royalty fee adjustment.  In 2011, gross margin for our automotive/mobile segment declined 280 basis points driven primarily by the deferral of high margin revenue associated with bundled products, partially offset by the change in estimate mentioned above, and decreased selling prices on comparable units, as well as positive impact to 2010 gross margin from a refinement in the estimated warranty reserve.

In 2013, we experienced an 860 basis point decline in marine gross margin due to significant pricing discounts on legacy inventory in the first half of 2013, competitive pricing dynamics on new products and product mix.  In 2012, we experienced a 320 and 260 basis point increase in aviation and fitness gross margins, respectively.  Aviation gross margin expansion was driven primarily by product mix and a OEM program contribution that negatively impacted gross margins in 2011. Fitness gross margin improvement was due to product mix.  In 2011, we experienced a 420 basis point decline in marine gross margin due to a shift in product mix.  Gross margins for the aviation, marine, outdoor, and fitness segments are typically more stable than in the automotive/mobile segment.  Our long-term gross margin targets are 70%, 55%, 60%, and 60%, respectively, for these segments.

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

Advertising Expense

Our advertising expenses consist of costs for both media advertising and cooperative advertising with our retail partners.  In both 2013 and 2012, we reduced our advertising expense due primarily to reduced cooperative advertising associated with lower volumes in the automotive/mobile segment.  In 2011, our advertising costs increased slightly as we again experienced revenue growth.  We expect advertising costs to increase slightly in 2014 with incremental spending associated with new product categories partially offset by decreased spending in the automotive/mobile segment.

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
•      travel and related costs; and
•      occupancy and other overhead costs.

Selling, general and administrative expenses decreased in 2013 after increasing in both 2012 and 2011.  The 2013 decrease was primarily driven by reduced legal settlements and related fees.  The 2012 increase was primarily driven by full year expenses associated with acquisitions completed in the second half of 2011 and legal costs.  The 2011 increase was primarily driven by acquisitions, commissions associated with a new web-based sales program, bad debt expense, legal costs and product support costs. We expect selling, general and administrative costs, excluding advertising, to increase slightly in 2014 and remain consistent as a percentage of net sales.

Research and Development

The majority of our research and development costs represent salaries for our engineers, costs for high technology components and costs of test equipment used in product and prototype development.    Approximately 81% of the research and development of our products is performed in North America.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for GPS-enabled devices.  We expect our research and development budget to increase in 2014 due to our ongoing commitment to innovation and growth.

Customers

Our top ten customers have contributed between 24% and 29% of net sales since 2011.  We have experienced average sales days in our customer accounts receivable of between 69 and 72 days since 2011.  We expect the level of customer accounts receivable days to be relatively stable in 2014.

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates.   In particular,  the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products along with tax incentives offered by the Taiwanese government on certain high-technology capital investments have continued to reduce our tax rate.  We have taken advantage of the tax benefit in Taiwan since our inception and we expect to continue to benefit from lower effective tax rates at least through 2015.

Our consolidated effective tax rate was approximately 6.3% during 2013.  This is a decrease from an effective rate of 13.1% in 2012.  The significant decline was due to the impact of a $68.7 million benefit, which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release.  Excluding these items, we would have reported an effective tax rate of 16.8% for fiscal year 2013 compared to 13.1% for fiscal year 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, reduced Taiwanese tax incentives, and the release of other uncertain tax position reserves, amounting to approximately $11.2 million for 2013 and $13.0 million for 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods.  These factors were partially offset by the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Management believes that the effective tax rate for fiscal 2014 will be consistent with the 2013 effective tax rate of 16.8%, excluding special items as outlined above, as operating profits and margins are relatively stable.  The actual effective tax rate will depend upon the operating margins, production volume, additional capital investments made during fiscal 2014, the resolution of uncertain tax positions and the composition of our earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	Fiscal Years Ended
	Dec. 28,	Dec. 29,	Dec. 31,
	2013	2012	2011
Net sales	100%	100%	100%
Cost of goods sold	47%	47%	51%
Gross profit	53%	53%	49%
Operating expenses:
Advertising	4%	5%	5%
Selling, general and administrative	14%	14%	12%
Research and development	14%	12%	11%
Total operating expenses	32%	31%	28%
Operating income	22%	22%	20%
Other income / (expense) , net	3%	1%	1%
Income before income taxes	25%	23%	21%
Provision for income taxes	2%	3%	2%
Net income	23%	20%	19%

The following table sets forth our results of operations through income before income taxes for each of our five segments during the period shown.   For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

Fiscal year ended December 28, 2013	Outdoor	Fitness	Marine	Automotive/ Mobile	Aviation

Net sales	$410,989	$356,283	$222,928	$1,302,314	$339,337
Cost of goods sold	148,460	133,358	107,837	737,231	97,665
Gross profit	262,529	222,925	115,091	565,083	241,672

Advertising	19,805	24,153	11,435	52,478	5,034
Selling, general and administrative expenses	59,058	50,765	38,578	187,449	19,590
Research and development	24,469	27,757	46,585	136,639	129,473
Total expenses	103,332	102,675	96,598	376,566	154,097
Operating income	159,197	120,250	18,493	188,517	87,575
Other income / (expense), net	9,352	11,161	7,500	46,005	5,508

Income before income taxes	$168,549	$131,411	$25,993	$234,522	$93,083

Fiscal year ended December 29, 2012	Outdoor	Fitness	Marine	Automotive/ Mobile	Aviation

Net sales	$401,747	$321,788	$208,136	$1,492,440	$291,564
Cost of goods sold	141,183	117,173	82,935	849,527	86,377
Gross profit	260,564	204,615	125,201	642,913	205,187

Advertising	20,812	25,322	14,804	72,817	5,002
Selling, general and administrative expenses	54,535	43,943	33,540	220,669	17,103
Research and development	20,606	23,543	42,857	128,661	110,106
Total expenses	95,953	92,808	91,201	422,147	132,211
Operating income	164,611	111,807	34,000	220,766	72,976
Other income / (expense), net	3,123	2,467	1,725	10,852	2,201

Income before income taxes	$167,734	$114,274	$35,725	$231,618	$75,177

Fiscal year ended December 31, 2011	Outdoor	Fitness	Marine	Automotive/ Mobile	Aviation

Net sales	$363,223	$298,163	$221,730	$1,590,598	$284,855
Cost of goods sold	124,373	116,404	92,077	993,581	93,542
Gross profit	238,850	181,759	129,653	597,017	191,313

Advertising	16,739	18,831	11,310	93,456	4,688
Selling, general and administrative expenses	43,181	38,495	30,990	212,545	16,006
Research and development	17,419	22,332	29,708	130,179	98,946
Total expenses	77,339	79,658	72,008	436,180	119,640
Operating income	161,511	102,101	57,645	160,837	71,673
Other income / (expense), net	9,734	5,780	2,447	10,880	1,553

Income before income taxes	$171,245	$107,881	$60,092	$171,717	$73,226

Comparison of 52-Weeks Ended December 28, 2013 and December 29, 2012

Net Sales

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$410,989	16%	$401,747	15%	$9,242	2%
Fitness	356,283	14%	321,788	12%	34,495	11%
Marine	222,928	8%	208,136	7%	14,792	7%
Automotive/Mobile	1,302,314	49%	1,492,440	55%	(190,126)	-13%
Aviation	339,337	13%	291,564	11%	47,773	16%
Total	$2,631,851	100%	$2,715,675	100%	$(83,824)	-3%

                Net sales decreased 3% in 2013 when compared to the year-ago period.  The decrease was driven by the automotive/mobile segment which posted a 13% decline with offsetting growth in outdoor, fitness, marine and aviation.  Automotive/mobile revenue remains the largest portion of our revenue mix at 49% in 2013, compared to 55% in 2012.

Total unit sales decreased 10% to 13.9 million units in 2013 from 15.4 million units in 2012.  The decrease in unit sales volume was attributable to reduced automotive/mobile volumes due to penetration rates and competing technologies.  This decline was partially offset by growth in each of the other segments.

                Automotive/mobile segment revenue decreased 13% from the year-ago period, as volumes decreased 17% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current year revenue deferrals in 2013 and increased auto OEM contribution with a higher ASP.

                Aviation revenues increased 16% from the year-ago period as the OEM market improved in some aircraft categories, as well as contribution from recent share gains and aftermarket products.  Fitness revenues increased 11% on the strength of our cycling products, power meter, and the Forerunner 10 with strong volume growth partially offset by reduced ASPs associated with the Forerunner 10. Revenues in our marine segment increased 7% as new product introductions were partially offset by a weak first quarter when we discounted many products in advance of new products and a global marine electronics industry that continues to be weak due to macroeconomic instability.

The Company anticipates revenue of $2.6 - $2.7 billion in 2014 driven by growth in the outdoor, fitness, aviation and marine segments offset by ongoing declines in the automotive/mobile segment.  In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$148,460	36%	$141,183	35%	$7,277	5%
Fitness	133,358	37%	117,173	36%	16,185	14%
Marine	107,837	48%	82,935	40%	24,902	30%
Automotive/Mobile	737,231	57%	849,527	57%	(112,296)	-13%
Aviation	97,665	29%	86,377	30%	11,288	13%
Total	$1,224,551	47%	$1,277,195	47%	$(52,644)	-4%

Cost of goods sold decreased 4% when compared to the year ago period.  As a percentage of revenue, cost of goods sold decreased 50 basis points from the year ago period.   Cost of goods as a percentage of revenue for outdoor and fitness were negatively impacted by product mix and slight ASP declines.  Cost of goods as a percentage of revenues increased by 850 basis points in marine due to significant pricing discounts on legacy inventory in the first half of 2013, competitive pricing dynamics on new products and rising component costs.  The automotive/mobile segment recorded a 13% decline in cost of goods in absolute dollars as revenues declined 13%.  Cost of goods as a percentage of revenues for the automotive/mobile segment decreased by 30 basis points as the effect of a $21 million one-time royalty fee benefit related to license fee overpayments recorded in the second quarter of 2012 was offset by the benefit from the amortization of previously deferred high margin revenue and the associated costs exceeding new deferrals on current period sales in 2013.  The aviation segment experienced an absolute dollar cost of goods sold increase generally commensurate with the sales increase discussed above.

Management believes that cost of goods sold as a percentage of sales will be relatively stable in 2014 given the growth in segments with higher margin profiles than corporate average, product mix within those segments and current component pricing.

Gross Profit

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$262,529	64%	$260,564	65%	$1,965	1%
Fitness	222,925	63%	204,615	64%	18,310	9%
Marine	115,091	52%	125,201	60%	(10,110)	-8%
Automotive/Mobile	565,083	43%	642,913	43%	(77,830)	-12%
Aviation	241,672	71%	205,187	70%	36,485	18%
Total	$1,407,300	53%	$1,438,480	53%	$(31,180)	-2%

                Gross profit dollars in 2013 decreased 2% while gross profit margin increased 50 basis points compared to 2012 driven primarily by the automotive/mobile and aviation segments.  The automotive/mobile gross margin was stable at 43% as the royalty benefit recorded in the second quarter of 2012 was offset by increased amortization of previously deferred high margin revenues in 2013, as discussed above.  The gross profit margin percentage for the marine segment declined by 850 basis points as discussed above.

Management believes that total company gross margins will be relatively stable in 2014 as discussed above.

Advertising Expenses

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Advertising Expense	% of Revenues	Advertising Expense	% of Revenues	$ Change	% Change
Outdoor	$19,805	5%	$20,812	5%	$(1,007)	-5%
Fitness	24,153	7%	25,322	8%	(1,169)	-5%
Marine	11,435	5%	14,804	7%	(3,369)	-23%
Automotive/Mobile	52,478	4%	72,817	5%	(20,339)	-28%
Aviation	5,034	1%	5,002	2%	32	1%
Total	$112,905	4%	$138,757	5%	$(25,852)	-19%

Advertising expense decreased 19% in absolute dollars and 80 basis points as a percent of revenue compared to the year-ago period.  The decrease occurred primarily in the automotive/mobile and marine segments due to reduced cooperative advertising associated with lower volumes in automotive/mobile and a newer product line in marine requiring less promotional activity.

Management expects to increase advertising as a percentage of sales in 2014 with incremental spending associated with new product categories partially offset by decreased spending in the automotive/mobile segment.

Selling, General and Administrative Expenses

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Selling, General & Admin. Expenses	% of Revenues	Selling, General & Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$59,058	14%	$54,535	14%	$4,523	8%
Fitness	50,765	14%	43,943	14%	6,822	16%
Marine	38,578	17%	33,540	16%	5,038	15%
Automotive/Mobile	187,449	14%	220,669	15%	(33,220)	-15%
Aviation	19,590	6%	17,103	6%	2,487	15%
Total	$355,440	14%	$369,790	14%	$(14,350)	-4%

                Selling, general and administrative expense decreased 4% in absolute dollars and 10 basis points as a percent of revenues compared to the year-ago period.  The absolute dollar decrease is primarily related to reduced legal settlements and legal fees in the automotive/mobile segment. The increase in aviation is partially related to an increase in bad debt expense.  Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Management expects selling, general and administrative expenses to be relatively stable as a percentage of sales in 2014.

Research and Development Expense

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Research & Development	% of Revenues	Research & Development	% of Revenues	$ Change	% Change
Outdoor	$24,469	6%	$20,606	5%	$3,863	19%
Fitness	27,757	8%	23,543	7%	4,214	18%
Marine	46,585	21%	42,857	21%	3,728	9%
Automotive/Mobile	136,639	10%	128,661	9%	7,978	6%
Aviation	129,473	38%	110,106	38%	19,367	18%
Total	$364,923	14%	$325,773	12%	$39,150	12%

                Research and development expense increased 12% due to ongoing development activities for new products and the addition of over 200 new engineering personnel to our staff since 2012.   In absolute dollars, research and development costs increased $39.2 million when compared with 2012 representing a 190 basis point increase as a percent of revenue.  Aviation had the largest increase in absolute dollars as we are investing heavily in OEM opportunities.  Marine and automotive/mobile investment is focused on marine product enhancements and automotive OEM opportunities, respectively.  Within outdoor and fitness, we launched a number of new product categories in 2013.  We are also exploring new categories within these segments.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products.  Management expects that its research and development expenses will increase during fiscal 2014 on an absolute dollar basis and as a percent of revenue in order to deliver innovative new products and technologies.

Operating Income

	52-weeks ended December 28, 2013		52-weeks ended December 29, 2012		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$159,197	39%	$164,611	41%	$(5,414)	-3%
Fitness	120,250	34%	111,807	35%	8,443	8%
Marine	18,493	8%	34,000	16%	(15,507)	-46%
Automotive/Mobile	188,517	14%	220,766	15%	(32,249)	-15%
Aviation	87,575	26%	72,976	25%	14,599	20%
Total	$574,032	22%	$604,160	22%	$(30,128)	-5%

Operating income decreased 5% in absolute dollars and 40 basis points as a percent of revenue when compared to 2012 due to declining revenues and increased research and development expense offset by a slight improvement in gross margins and cost reductions in advertising and selling, general and administrative expenses, as discussed above.

Other Income (Expense)

	52-weeks ended December 28, 2013	52-weeks ended December 29, 2012
Interest Income	$35,271	$35,108
Foreign Currency Exchange	35,538	(20,022)
Other	8,717	5,282
Total	$79,526	$20,368

Other income (expense) principally consists of interest income and foreign currency exchange gains and losses.  Interest income for fiscal 2013 increased slightly due to increasing cash and marketable securities balances during the year.

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

The majority of the $35.5 million currency gain in 2013 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar.  The weakening of the U.S. Dollar compared to the Euro and British Pound Sterling contributed additional gains.  The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue.  During 2013, the U.S. Dollar weakened 4.1% and 2.2%, respectively, relative to the Euro and British Pound Sterling resulting in a foreign currency gain of $7.5 million in Garmin Ltd. and our European subsidiaries.  The U.S. Dollar strengthened 3.3% against the Taiwan Dollar resulting in a $30.2 million foreign currency gain due to the fluctuation of asset balances throughout the year.  The net result of these currency moves combined with other losses of $2.1 million, and the timing of transactions during the year was a net gain of $35.5 million for the Company.

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

Income Tax Provision

Our earnings before taxes increased 5% when compared to 2012, while our income tax expense decreased by $41.0 million, to $41.1 million for 2013, compared to $82.1 million for 2012.  The significant decline was due to the impact of a $68.7 million benefit, which includes the release of uncertain tax position reserves from 2009 offset by Taiwan surtax expense due to this reserve release.  Excluding these items, we would have reported an effective tax rate of 16.8% for fiscal year 2013 compared to 13.1% for fiscal year 2012.  This increase was primarily driven by an unfavorable income mix across tax jurisdictions, reduced Taiwanese tax incentives, and the release of other uncertain tax position reserves, amounting to approximately $11.2 million for 2013 and $13.0 million for 2012 that are considered immaterial, tend to be more recurring in nature and are comparable between periods.  These factors were partially offset by the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the various factors noted above, net income increased 13% to $612.4 million for fiscal year 2013 compared to $542.4 million for fiscal year 2012.

Comparison of 52-Weeks Ended December 29, 2012 and 53-Weeks Ended December 31, 2011

Net Sales

	52-weeks ended December 28, 2012		52-weeks ended December 29, 2011		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$401,747	15%	$363,223	13%	$38,524	11%
Fitness	321,788	12%	298,163	11%	23,625	8%
Marine	208,136	7%	221,730	8%	(13,594)	-6%
Automotive/Mobile	1,492,440	55%	1,590,598	58%	(98,158)	-6%
Aviation	291,564	11%	284,855	10%	6,709	2%
Total	$2,715,675	100%	$2,758,569	100%	$(42,894)	-2%

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

Automotive/mobile segment revenue declined 6% in 2012, as the average selling price (ASP) was flat and volumes declined 6%.   ASP was stable due to the substantial increase in our bundled product offerings, which include lifetime map updates and premium traffic services, as a percentage of total units sold, offset by a decrease in the ASP of comparable models from the previous year.  The increase in product mix toward bundled offerings required us to defer $68.3 million of net sales in 2012 compared to $179.3 million of net sales in 2011.  The reduced impact of deferred revenue is related to increased amortization of previously deferred revenues and costs and a reduced per unit revenue deferral rate due to a change in accounting estimate in the third quarter of 2011, as previously discussed, offset by the impact of increased sales of bundled units requiring deferral.

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

Advertising Expenses

	52-weeks ended December 29, 2012		53-weeks ended December 31, 2011		Year over Year
	Advertising		Advertising
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$20,812	5%	$16,739	5%	$4,073	24%
Fitness	25,322	8%	18,831	6%	6,491	34%
Marine	14,804	7%	11,310	5%	3,494	31%
Automotive/Mobile	72,817	5%	93,456	6%	(20,639)	-22%
Aviation	5,002	2%	4,688	2%	314	7%
Total	$138,757	5%	$145,024	5%	$(6,267)	-4%

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

Liquidity and Capital Resources

Operating Activities

	Fiscal Year Ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Net cash provided by operating activities	$630,084	$684,745	$822,334

                The $54.7 million decrease in cash provided by operating activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	the impact of increasing unrealized foreign currency gains providing $80.2 million less cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	deferred revenue/costs providing $70.8 million less working capital benefit due to the increased amortization of previously deferred revenue/cost exceeding current period revenue deferrals as discussed in the Results of Operations section above
•	other current and noncurrent assets providing $61.7 million less cash primarily due to the reimbursement of tax withholdings of $51.4 million from the Swiss Federal Tax Authority in 2012
•	inventories and related provisions for obsolete and slow moving inventories providing $11.7 million less cash due to valuation fluctuations related to inventories held in foreign currencies
•	the impact of decreasing depreciation and amortization providing $11.7 million less non-cash adjustment to net income and
•	the impact of decreasing stock compensation expense providing $6.7 million less non-cash adjustment to net income

Partially offset by:

•	net income increasing by $70.0 million as discussed in the Results of Operations section above
•	accounts payable providing $57.0 million more cash primarily due to the impact of lower revenues and associated expenses in 2013
•	deferred income taxes providing $40.0 million more cash due primarily to the impact of decreased deferred revenue/costs and
•	accounts receivable and related provision for doubtful accounts providing $26.4 million more cash primarily due to the impact of lower revenues and the associated decline in receivables

                The $137.6 million decrease in cash provided by operating activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	accounts receivable and related provision for doubtful accounts providing $158.1 million less cash primarily due to lower revenue in 2012 and the impact of the 53-week fiscal year in 2011 which allowed for additional collections
•	deferred revenue/costs providing $90.8 million less working capital benefit due to the increased amortization of previously deferred revenue/cost and reduced per unit revenue deferrals, offset by the impact of increased sales of bundled units requiring deferral, all of which is discussed in the Results of Operations section above, and
•	income taxes payable providing $51.5 million less cash due to increased payments and the timing of disbursements during the year

Partially offset by:

•	other current and non-current assets providing $100.7 million more cash due primarily to the payment of tax withholdings of $51.4 million to the Swiss Federal Tax Authority in 2011 and the refund of those withholdings in 2012
•	other current and non-current liabilities providing $27.9 million more cash due to lower royalty costs and the timing of such payments
•	net income increasing by $21.5 million as discussed in the Results of Operations section above, and
•	the impact of increasing unrealized foreign currency losses providing $21.4 million more cash

We expect to generate $550 - $600 million of cash flow from operations in 2014 with ongoing net income.

Investing Activities

	Fiscal Year Ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Net cash used in investing activities	$(274,442)	$(496,228)	$(488,198)

The $221.8 million decrease in cash used in investing activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	decreased net investments in marketable securities providing cash of $368.3 million

Partially offset by:

•	increased cash advanced under a loan receivable commitment with Bombardier of $137.4 million, and
•	increased purchases of property and equipment of $17.6 million

The $8.0 million increase in cash used in investing activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	increased investments in marketable securities using cash of $50.7 million

Partially offset by:

•	decreased cash paid for acquisitions of $46.5 million

                We have budgeted approximately $50 million of capital expenditures during fiscal 2014 to include normal ongoing capital expenditures and maintenance activities.  It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.  Garmin’s average return on cash and investments during fiscal 2013, 2012, and 2011 were approximately 1.4%, 1.4% and 1.6%, respectively.

                The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors.   In 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $57,356 of gross other-than-temporary impairment and $4,377 of other unrealized losses on marketable securities at December 28, 2013.  The amortized cost and estimated fair value of the securities at an unrealized loss position at December 28, 2013 were $1,215,498 and $1,153,765, respectively.  This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to increases in the 10 Year Treasury Bond Yield during 2013, which caused market valuations of securities in our investment portfolios to decline.   Approximately 50% of securities in our portfolio were at an unrealized loss position at December 28, 2013.  An immaterial amount of those securities have been in a continuous unrealized loss position for 12 months or longer.  We have the ability to hold these securities until maturity or their value is recovered.  We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities.  We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

Financing Activities

	Fiscal Year Ended
(In thousands)	Dec 28, 2013	Dec 29, 2012	Dec 31, 2011
Net cash used in financing activities	$(406,838)	$(249,849)	$(307,413)

The $157.0 million increase in cash used in financing activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	increased dividend payments of $98.3 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year and the increase in our year-over-year dividend rate (our dividend has progressively increased from $0.40 per share for the four calendar quarters beginning in June 2011 to $0.45 per share for calendar quarters after March 2012) and
•	increased purchase of treasury stock of $58.4 million under a share repurchase authorization

The $57.6 million decrease in cash used in financing activities in fiscal year 2012 compared to fiscal year 2011 was primarily due to the following:

•	decreased dividend payments of $57.4 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year

Our dividend has progressively increased from $0.40 per share for the four calendar quarters beginning in June 2011 to $0.45 per share for the four calendar quarters beginning in June 2012 through December 2013.

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

Contractual Obligations and Commercial Commitments

                Future commitments of Garmin, as of December 28, 2013, aggregated by type of contractual obligation, are:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$69.7	$15.5	$25.5	$14.6	$14.1

The Company is a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $225.6 million over the next five years.

We may be required to make significant cash outlays related to unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $133.0 million as of December 28, 2013, have been excluded from the contractual obligations table above.  For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

Most European subsidiaries use the Euro as the functional currency.  The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar.  The Company believes that gains and losses will become more material in the future as our European presence grows.  In 2013, the U.S. Dollar weakened 4.1% and 2.2%, respectively, relative to the Euro and British Pound Sterling resulting in a foreign currency gain of $7.5 million in Garmin Ltd. and our European subsidiaries.  The U.S. Dollar strengthened 3.3% against the Taiwan Dollar resulting in a $30.2 million foreign currency gain due to the fluctuation of asset balances throughout the year.  The net result of these currency moves combined with other losses of $2.1 million, and the timing of transactions during the year was a net gain of $35.5 million for the Company and a cumulative translation adjustment of $43.6 million at the end of fiscal 2013.

Interest Rate Risk

We have no outstanding long-term debt as of December 28, 2013.  We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities.  As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors.   In 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $57,356 of gross other-than-temporary impairment and $4,377 of other unrealized losses on marketable securities at December 28, 2013.  The amortized cost and estimated fair value of the securities at an unrealized loss position at December 28, 2013 were $1,215,498 and $1,153,765, respectively.  This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to increases in the 10 Year Treasury Bond Yield during 2013, which caused market valuations of securities in our investment portfolios to decline.   Approximately 50% of securities in our portfolio were at an unrealized loss position at December 28, 2013.  An immaterial amount of those securities have been in a continuous unrealized loss position for 12 months or longer.  We have the ability to hold these securities until maturity or their value is recovered.  We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities.  We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries
Years Ended December 28, 2013, December 29, 2012, and December 31, 2011

Report of Ernst & Young LLP
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 28, 2013 and December 29, 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.’s internal control over financial reporting as of December 28, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 19, 2014

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In Thousands, except Share Information)

	December 28,	December 29,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,179,149	$1,231,180
Marketable securities (Note 3)	149,862	153,083
Accounts receivable, less allowance for doubtful accounts of $20,367 in 2013 and $20,582 in 2012	564,586	603,673
Inventories, net	382,226	389,931
Deferred income taxes (Note 6)	69,823	68,785
Deferred costs	57,368	53,948
Loan receivable	137,379	-
Prepaid expenses and other current assets	55,243	35,520
Total current assets	2,595,636	2,536,120

Property and equipment, net
Land and improvements	98,324	97,427
Building and improvements	300,820	284,534
Office furniture and equipment	156,731	135,246
Manufacturing equipment	123,346	131,019
Engineering equipment	96,180	90,817
Vehicles	20,879	20,695
	796,280	759,738
Accumulated depreciation	(381,432)	(349,987)
	414,848	409,751

Restricted cash (Note 4)	249	836
Marketable securities (Note 3)	1,502,106	1,488,312
Noncurrent deferred income tax (Note 6)	88,324	93,920
Noncurrent deferred costs	41,157	42,359
Intangible assets	219,494	232,597
Other assets	17,789	15,229
Total assets	$4,879,603	$4,819,124

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146,582	$131,263
Salaries and benefits payable	59,794	55,969
Accrued warranty costs	26,767	37,301
Accrued sales program costs	50,903	57,080
Deferred revenue	256,908	252,375
Accrued royalty costs	64,538	71,745
Accrued advertising expense	19,448	25,192
Other accrued expenses	65,657	69,806
Deferred income taxes (Note 6)	989	332
Income taxes payable	38,043	32,031
Dividend payable	175,675	175,932
Total current liabilities	905,304	909,026

Deferred income taxes (Note 6)	1,758	2,467
Non-current income taxes	140,933	181,754
Non-current deferred revenue	171,012	193,047
Other liabilities	890	1,034

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued;
195,150,102 shares outstanding at December 28, 2013;
and 195,591,854 shares outstanding at December 29, 2012;
(Notes 9, 10, 11, and 12):	1,797,435	1,797,435
Additional paid-in capital	79,263	72,462
Treasury stock	(120,620)	(81,280)
Retained earnings	1,865,587	1,604,625
Accumulated other comprehensive income	38,041	138,554
Total stockholders' equity	3,659,706	3,531,796
Total liabilities and stockholders' equity	$4,879,603	$4,819,124

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Net sales	$2,631,851	$2,715,675	$2,758,569
Cost of goods sold	1,224,551	1,277,195	1,419,977
Gross profit	1,407,300	1,438,480	1,338,592

Advertising expense	112,905	138,757	145,024
Selling, general and administrative expenses	355,440	369,790	341,217
Research and development expense	364,923	325,773	298,584
	833,268	834,320	784,825
Operating income	574,032	604,160	553,767

Other income (expense):
Interest income	35,271	35,108	32,812
Foreign currency gains (losses)	35,538	(20,022)	(12,100)
Other	8,717	5,282	9,682
	79,526	20,368	30,394
Income before income taxes	653,558	624,528	584,161

Income tax provision (benefit): (Note 6)
Current	27,771	114,013	110,755
Deferred	13,375	(31,888)	(47,490)
	41,146	82,125	63,265
Net income	$612,412	$542,403	$520,896

Basic net income per share (Note 10)	$3.13	$2.78	$2.68
Diluted net income per share (Note 10)	$3.12	$2.76	$2.67

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Net income	$612,412	$542,403	$520,896
Foreign currency translation adjustment	(43,609)	52,516	14,716
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(56,904)	(1,155)	16,473
Comprehensive income	$511,899	$593,764	$552,085

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income/(Loss)	Total
Balance at December 25, 2010	$1,797,435	$38,268	$(106,758)	$1,264,613	$56,004	$3,049,562
Net income	–	–	–	520,896	–	520,896
Translation adjustment	–	–	–	–	14,716	14,716
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($369)	–	–	–	–	16,473	16,473
Comprehensive income						552,085
Dividends declared	–	–	–	(388,628)	–	(388,628)
Tax benefit from issuance of equity awards	–	3,313	–	–	–	3,313
Issuance of treasury stock related to equity awards	–	(19,924)	42,261	–	–	22,337
Stock compensation	–	40,212	–	–	–	40,212
Purchase of treasury stock related to equity awards	–	–	(22,300)	–	–	(22,300)
Reclassification of retired shares to treasury shares	–	–	(16,701)	16,701	–	–
Balance at December 31, 2011	$1,797,435	$61,869	$(103,498)	$1,413,582	$87,193	$3,256,581
Net income	–	–	–	542,403	–	542,403
Translation adjustment	–	–	–	–	52,516	52,516
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $46	–	–	–	–	(1,155)	(1,155)
Comprehensive income						593,764
Dividends declared	–	–	–	(351,360)	–	(351,360)
Tax benefit from issuance of equity awards	–	(516)	–	–	–	(516)
Issuance of treasury stock related to equity awards	–	(18,165)	40,963	–	–	22,798
Stock compensation	–	29,274	–	–	–	29,274
Purchase of treasury stock related to equity awards	–	–	(18,745)	–	–	(18,745)
Balance at December 29, 2012	$1,797,435	$72,462	$(81,280)	$1,604,625	$138,554	$3,531,796
Net income	–	–	–	612,412	–	612,412
Translation adjustment	–	–	–	–	(43,609)	(43,609)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($2,183)	–	–	–	–	(56,904)	(56,904)
Comprehensive income						511,899
Dividends declared	–	–	–	(351,450)	–	(351,450)
Tax benefit from issuance of equity awards	–	4,584	–	–	–	4,584
Issuance of treasury stock related to equity awards	–	(20,375)	43,145	–	–	22,770
Stock compensation	–	22,592	–	–	–	22,592
Purchase of treasury stock related to equity awards	–	–	(24,063)	–	–	(24,063)
Purchase of treasury stock under share repurchase plan	–	–	(58,422)	–	–	(58,422)
Balance at December 28, 2013	$1,797,435	$79,263	$(120,620)	$1,865,587	$38,041	$3,659,706

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Operating Activities:
Net income	$612,412	$542,403	$520,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,476	52,632	54,610
Amortization	30,328	37,835	39,925
Gain on sale of property and equipment	(724)	(367)	(2,192)
Provision for doubtful accounts	1,553	2,947	1,698
Provision for obsolete and slow-moving inventories	20,891	11,003	16,047
Unrealized foreign currency losses	(40,120)	40,042	18,583
Deferred income taxes	7,931	(32,080)	(42,475)
Stock compensation	22,592	29,274	40,212
Realized loss/(gains) on marketable securities	(5,877)	(2,980)	(4,322)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	38,589	10,808	170,162
Inventories	(17,593)	3,997	(6,385)
Other current and non-current assets	(22,013)	39,717	(60,996)
Accounts payable	18,043	(38,929)	(26,329)
Other current and non-current liabilities	(31,775)	(33,235)	(61,103)
Deferred revenue	(16,150)	67,931	179,439
Deferred costs	(2,204)	(15,441)	(36,120)
Income taxes payable	(34,275)	(30,812)	20,684
Net cash provided by operating activities	630,084	684,745	822,334

Investing activities:
Purchases of property and equipment	(56,083)	(38,445)	(38,366)
Proceeds from sale of property and equipment	885	757	4,127
Purchase of intangible assets	(1,122)	(6,783)	(6,933)
Purchase of marketable securities	(909,151)	(1,429,593)	(1,172,555)
Redemption of marketable securities	833,491	985,598	779,213
Advances under loan receivable commitment	(137,369)	-	-
Acquisitions, net of cash acquired	(5,680)	(7,697)	(54,190)
Change in restricted cash	587	(65)	506
Net cash used in investing activities	(274,442)	(496,228)	(488,198)

Financing activities:
Dividends	(351,707)	(253,386)	(310,763)
Tax benefit from issuance of equity awards	4,584	(516)	3,313
Proceeds from issuance of treasury stock related to equity awards	22,770	22,798	22,337
Purchase of treasury stock related to equity awards	(24,063)	(18,745)	(22,300)
Purchase of treasury stock under share repurchase plan	(58,422)	-	-
Net cash used in financing activities	(406,838)	(249,849)	(307,413)

Effect of exchange rate changes on cash and cash equivalents	(835)	5,352	(499)

Net (decrease)/increase in cash and cash equivalents	(52,031)	(55,980)	26,224
Cash and cash equivalents at beginning of year	1,231,180	1,287,160	1,260,936
Cash and cash equivalents at end of year	$1,179,149	$1,231,180	$1,287,160

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$73,372	$127,509	$85,231

Cash received during the year from income tax refunds	$3,584	$5,237	$350

Cash paid during the year for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$(59,087)	$(1,109)	$16,104

Fair value of assets acquired	$11,486	$11,156	$162,572
Liabilities assumed	(4,955)	(2,740)	(93,014)
Less: cash acquired	(851)	(719)	(15,368)
Cash paid for acquisitions, net of cash acquired	$5,680	$7,697	$54,190

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Information)
December 28, 2013 and December 29, 2012

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal years 2013 and 2012 included 52 weeks while fiscal year 2011 included 53 weeks.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $85,363 and $128,972 as of December 28, 2013 and December 29, 2012, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains/(losses) of $35,538, ($20,022), and ($12,100) for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The gain in fiscal 2013 was due primarily to the strengthening of the USD against the Taiwan Dollar and the USD weakening against the Euro and the British Pound Sterling. The loss in fiscal 2012 was due primarily to the weakening of the USD against the Taiwan Dollar and was partially offset by the USD weakening against the Euro and the British Pound Sterling. The loss in fiscal 2011 was primarily the result of the slight strengthening of the USD against the Euro and the slight weakening of the USD against the Taiwan Dollar.

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

Loan Receivable

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier will repay the loan in five installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of December 28, 2013, the Company had a loan receivable balance of $137,369 from Bombardier, in the accompanying consolidated balance sheet.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

	December 28, 2013	December 29, 2012

Raw Materials	$131,408	$119,142
Work-in-process	50,110	53,656
Finished goods	229,089	243,238
Inventory Reserves	(28,381)	(26,105)
Inventory, net of reserves	$382,226	$389,931

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2013, 2012, or 2011.  The accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 3 to 10 years.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of our shareholders.

On June 7, 2013, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2013 fiscal year) payable in four equal installments  on dates determined by the Board of Directors. The dates determined by the Board were as follows: $0.45 on June 28, 2013 to shareholders of record on June 18, 2013, $0.45 on September 30, 2013 to shareholders of record on September 16, 2013, $0.45 on December 31, 2013 to shareholders of record on December 16, 2013 and $0.45 on March 31, 2014 to shareholders of record on March 17, 2014. The Company paid dividends in 2013 in the amount of $351,707. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

On June 1, 2012, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2012 fiscal year) payable in four installments as follows: $0.45 on June 29, 2012 to shareholders of record on June 15, 2012, $0.45 on September 28, 2012 to shareholders of record on September 14, 2012, $0.45 on December 31, 2012 to shareholders of record on December 14, 2012 and $0.45 on March 29, 2013 to shareholders of record on March 15, 2013. The Company paid dividends in 2012 in the amount of $253,386. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

Approximately $265,880 and $254,986 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 28, 2013 and December 29, 2012, respectively.

Intangible Assets

At December 28, 2013 and December 29, 2012, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $183,431 and $181,918, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $143,227 and $125,380 at December 28, 2013 and December 29, 2012 respectively. Amortization expense on these intangible assets was $17,847, $21,437, and $24,831 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. In the next five years, the amortization expense is estimated to be $16,085, $8,326, $6,115, $2,848, and $2,234, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $179,290 at December 28, 2013 and $176,059 at December 29, 2012.

	December 28,	December 29,
	2013	2012
Goodwill balance at beginning of year	$176,059	$179,475
Acquisitions	2,726	3,470
Finalization of purchase price allocations and effect of foreign currency translation	505	(6,886)
Goodwill balance at end of year	$179,290	$176,059

The decrease in net identifiable intangible assets is principally related to amortization, partially offset by acquisitions completed in 2013 and other purchases of intangible assets.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 28, 2013. See Note 3. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain/(loss). At December 28, 2013 and December 29, 2012, cumulative unrealized gains/(losses) of ($47,322) and $9,582, respectively, were reported in accumulated other comprehensive income, net of related taxes.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses, and credit declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB ASC 740 topic Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company adopted the applicable guidance included in the FASB ASC 740 topic Income Taxes related to accounting for uncertainty in income taxes on December 31, 2006, the beginning of fiscal year 2007.  We recognize liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

The Company’s top ten customers have contributed between 24% and 29% of net sales since 2011. None of the Company’s customers accounted for more than 10% of consolidated net sales in the years ended December 28, 2013, December 29, 2012, and December 31, 2011. Beginning in 2011, the Company has maintained trade credit insurance to provide security against large losses.

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

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range. In addition to the products listed below, the Company has offered certain other products including mobile applications, aviation subscriptions and extended warranties that involve multiple-element arrangements that are immaterial.

In 2010, Garmin began offering PNDs with lifetime map updates (LMUs) bundled in the original purchase price. Similar to nüMaps Lifetime™, LMUs enable customers to download the latest map and point of interest information every quarter for the useful life of their PND. In addition, Garmin offers PNDs with premium traffic service bundled in the original purchase price in the European market. The Company has identified multiple deliverables contained in arrangements involving the sale of PNDs which include the LMU and/or premium traffic service.  The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable and potentially third deliverables are the LMU and/or premium traffic service.  The Company has allocated revenue between these deliverables using the relative selling price method. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU or the subscription for premium traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

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

Garmin records estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions. Changes in these estimates could negatively affect Garmin’s operating results. These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, accrued for on a percentage of sales basis. If market conditions were to decline, Garmin may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company records revenue net of sales tax, trade discounts and customer returns. The reductions to revenue for expected future product returns are based on Garmin’s historical experience.

Deferred Revenues and Costs

At December 28, 2013 and December 29, 2012, the Company had deferred revenues totaling $427,920 and $445,422, respectively, and related deferred costs totaling $98,525 and $96,307, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to three years on a straight-line basis. In the next three years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $199,540, $98,671 and $31,184, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale.  The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged or defective.  The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale.  The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation products have a warranty period of two years from the date of installation.  The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectations of future conditions and are recorded as a liability on the balance sheet.  The following reconciliation provides an illustration of changes in the aggregate warranty reserve:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Balance - beginning of period	$37,301	$46,773	$49,885
Change in accrual for products sold in prior periods(1)	(8,709)	-	-
Accrual for products sold(2)	41,309	38,421	52,305
Expenditures	(43,134)	(47,893)	(55,417)
Balance - end of period	$26,767	$37,301	$46,773

(1)
Our expected future cost is estimated based upon historical trends in the volume of product returns and the related warranty costs incurred.  In 2013 we updated these assumptions and shortened the estimated time horizon in which we settle claims with our retail partners.

(2)	Minor changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $112,905, $138,757, and $145,024 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $364,923, $325,773, and $298,584 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which is included in ASC Topic 220 (Comprehensive Income). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has implemented this amendment and has included the required disclosure in the Notes to Consolidated Financial Statements.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 28, 2013
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$437,330	$-	$437,330	$-
Obligations of states and political subdivisions	647,354	-	647,354	-
Corporate bonds	457,148	-	457,148	-
Common stocks	29,854	29,854	-	-
Other	80,282	-	80,282	-
Total	$1,651,968	$29,854	$1,622,114	$-

	Fair Value Measurements as
	of December 29, 2012
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$650,895	$-	$650,895	$-
Obligations of states and political subdivisions	499,857	-	499,857	-
Corporate bonds	399,941	-	399,941	-
Common stocks	22,982	22,982	-	-
Other	67,720	-	67,720	-
Total	$1,641,395	$22,982	$1,618,413	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of December 28, 2013
			Gross		Estimated Fair
		Gross	Unrealized	Gross Unrealized	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses-OTTI (1)	Losses-Other (2)	Amount)
Mortgage-backed securities	$461,054	$2,692	$(22,614)	$(3,802)	$437,330
Obligations of states and political subdivisions	673,529	1,601	(27,509)	(267)	647,354
U.S. corporate bonds	463,437	1,050	(7,031)	(308)	457,148
Common stocks	24,540	5,413	(99)	-	29,854
Other	78,059	2,326	(103)	-	80,282
Total	$1,700,619	$13,082	$(57,356)	$(4,377)	$1,651,968

	Available-For-Sale Securities as
	of December 29, 2012
					Estimated Fair
		Gross	Gross Unrealized	Gross Unrealized	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses-OTTI (1)	Losses-Other (2)	Amount)
Mortgage-backed securities	$644,388	$8,894	$-	$(2,387)	$650,895
Obligations of states and political subdivisions	499,241	2,345	-	(1,729)	499,857
U.S. corporate bonds	399,036	3,138	-	(2,233)	399,941
Common stocks	21,113	2,392	-	(523)	22,982
Other	67,181	551	-	(12)	67,720
Total	$1,630,959	$17,320	$-	$(6,884)	$1,641,395

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity. The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2013 and 2012, the Company did not record any material impairment charges on its outstanding securities.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. In 2013, Garmin experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $57,356 of gross other-than-temporary impairment and $4,377 of other unrealized losses on marketable securities at December 28, 2013. The amortized cost and estimated fair value of the securities at an unrealized loss position at December 28, 2013 were $1,215,498 and $1,153,765, respectively. This decrease in estimated fair value is primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to increases in the 10 Year Treasury Bond Yield during 2013, which caused market valuations of securities in our investment portfolios to decline.  Approximately 50% of securities in our portfolio were at an unrealized loss position at December 28, 2013. An immaterial amount of those securities have been in a continuous unrealized loss position for 12 months or longer.  We have the ability to hold these securities until maturity or their value is recovered.  We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities.  We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at December 28, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2014)	$151,594	$149,862
Due after one year through five years (2015-2019)	708,379	704,164
Due after five years through ten years (2020-2024)	237,556	226,777
Due after ten years (2025 and thereafter)	540,912	501,388
Other (No contractual maturity dates)	62,178	69,777
	$1,700,619	$1,651,968

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $18,721, $17,470, and $14,277 for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount

2014	$15,460
2015	14,041
2016	11,547
2017	8,300
2018	6,310
Thereafter	14,084
Total	$69,742

Certain cash balances of GEL are held as collateral by a bank, securing payment of the United Kingdom value-added tax requirements. The total amount of restricted cash balances were $249 and $836 at December 28, 2013 and December 29, 2012, respectively.

The Company is party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $225,604 over the next five years.

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

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. In both the plans described above, the subsidiaries contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 28, 2013, December 29, 2012, and December 31, 2011, expense related to these plans of $26,839, $22,159, and $20,647, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Federal:
Current	$(11,907)	$83,185	$79,305
Deferred	1,913	(22,988)	(25,763)
	(9,994)	60,197	53,542
State:
Current	2,584	8,532	9,087
Deferred	(408)	(5,327)	(4,490)
	2,176	3,205	4,597
Foreign:
Current	37,094	22,296	22,363
Deferred	11,870	(3,573)	(17,237)
	48,964	18,723	5,126
Total	$41,146	$82,125	$63,265

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	December 28,	December 29,	December 31,
	2013	2012	2011
Federal income tax expense at U.S. statutory rate	$229,420	$218,585	$204,456
State income tax expense, net of federal tax effect	1,414	2,083	2,988
Foreign tax rate differential	(121,279)	(141,456)	(148,058)
Taiwan tax holiday benefit	(4,944)	(6,418)	(13,127)
Net change in uncertain tax postions	(50,700)	19,850	8,283
Other foreign taxes less incentives and credits	5,041	(2,287)	9,658
U.S. federal domestic production activities deduction	(3,550)	(6,276)	(2,415)
U.S. federal research and development credit	(14,876)	-	(6,111)
Other, net	620	(1,956)	7,591
Income tax expense	$41,146	$82,125	$63,265

The holding company statutory federal income tax rate in Switzerland, the Company's place of incorporation since the redomestication effective June 27, 2010 (see Note 12), is 7.83%.  If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2013, as presented above, the amounts related to tax at the statutory rate would be $178,000 lower, or $51,000, and the foreign tax rate differential would be adjusted by a similar amount to $64,000. For 2012, the amounts related to tax at the statutory rate would be approximately $170,000 lower, or $49,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $31,000. For 2011, the amounts related to tax at the statutory rate would be approximately $159,000 lower, or $45,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $11,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $502,423, $495,908, and $473,994, for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.03, $0.03, and $0.07 per weighted-average common share outstanding for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2016, at which time these tax benefits will likely expire. Income taxes of $307,990, $252,452, and $229,657 at December 28, 2013, December 29, 2012, and December 31, 2011, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 28,	December 29,
	2013	2012
Deferred tax assets:
Product warranty accruals	$3,000	$2,522
Allowance for doubtful accounts	11,394	11,026
Inventory reserves	5,491	6,162
Sales program allowances	525	5,680
Reserve for sales returns	-	3,442
Other accruals	8,927	8,774
Deferred costs	4,266	-
Stock option compensation	47,954	51,241
Tax credit carryforwards	55,435	46,577
Amortization	23,900	25,841
Deferred revenue	57,813	56,293
Net operating losses of subsidiaries	11,561	15,771
Unrealized investment gain	-	2,459
Benefit related to uncertain tax positions	9,904	13,882
Other	4,064	1,334
Valuation allowance related to loss carryforward and tax credits	(63,361)	(51,393)
	180,873	199,611
Deferred tax liabilities:
Depreciation	16,202	16,286
Reserve for sales returns	733	-
Prepaid expenses	4,766	2,886
Book basis in excess of tax basis for acquired entities	2,343	4,907
Unrealized investment loss	1,429	-
Other	-	1,744
	25,473	25,823
Net deferred tax assets	$155,400	$173,788

For improved comparability, the Company has updated the 2012 footnote to include a reclassification from noncurrent payable to noncurrent deferred tax asset for the tax benefit that would be recognized related to uncertain tax positions.  This reclassification if recorded in the balance sheet for the period ended December 29, 2012 would result in an increase to noncurrent income taxes payable of $13,882, the same amount reflected as an increase to the noncurrent deferred tax asset in this schedule.

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

At December 28, 2013, the Company had $55,435 of tax credit carryover which includes $52,618 of Taiwan surtax credit with no expiration. There is a full valuation allowance for the Taiwan surtax credits. The valuation allowance reflects a net increase of $11,968 during 2013 including $11,064 related to Taiwan surtax credits. The valuation allowance had a net increase in 2012 of $14,220 of which $10,314 related to surtax credits in Taiwan.

At December 28, 2013, the Company had a deferred tax asset of $11,561 related to the future tax benefit on net operating loss (NOL) carryforwards of $71,530.  Included in the NOL carryforwards is $9,476 that relates to Spain and expires in varying amounts between 2022 and 2027, $41,497 that relates to Switzerland and expires in 2019, $2,124 related to China that expires in 2017 and $18,432 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of unrecognized tax benefits as of December 28, 2013 was $133,015. A reconciliation of the beginning and ending amount of unrecognized tax benefits for years ended December 28, 2013, December 29, 2012, and December 31, 2011 is as follows:

	December 28,	December 29,	December 31,
	2013	2012	2011
Balance at beginning of year	$182,870	$156,354	$149,731
Additions based on tax positions related to prior years	2,668	3,263	834
Reductions based on tax positions related to prior years	(5,224)	(890)	(7,335)
Additions based on tax positions related to current period	30,262	33,232	30,781
Reductions related to settlements with tax authorities	(3,387)	(672)	-
Expiration of statute of limitations	(74,174)	(8,417)	(17,257)
Balance at end of year	$133,015	$182,870	$156,754

The December 28, 2013 balance of $125,918 of unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $125,918, $173,532, and $148,977 are required to be classified as non-current at December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 28, 2013, December 29, 2012, and December 31, 2011, the Company had accrued approximately $5,111, $8,222, and $12,927, respectively, for interest.  The interest component of the reserve increased (decreased) income tax expense for the years ending December 28, 2013, December 29, 2012, and December 31, 2011 by ($3,111), ($4,705), and $5,568, respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years 2009 and prior.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years 2007 and prior.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years 2010 and prior.

The Company recognized a reduction of income tax expense of $70,847, $8,362, and $17,215 in fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, to reflect the expiration of statutes of limitations in various jurisdictions.

The Company believes that it is reasonably possible that approximately $34,569 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property.  The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows, or financial position.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 28, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,179,149	$1,179,149	$1,231,180	$1,231,180
Restricted cash	249	249	836	836
Marketable securities	1,651,968	1,651,968	1,641,395	1,641,395

For certain of the Company’s financial instruments, including accounts receivable, loan receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8. Segment Information

The Company has identified five operating segments for external reporting purposes – auto/mobile, aviation, marine, outdoor and fitness. There are three operating segments (auto PND, auto OEM and mobile) that are not reported separately but aggregated within the auto/mobile reportable segment. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually.

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

Revenues, interest income, and income before income taxes for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 28, 2013
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$339,337	$410,989	$356,283	$222,928	$1,302,314	$2,631,851
Allocated interest income	2,445	6,030	5,150	3,777	17,869	35,271
Income before income taxes	93,083	168,549	131,411	25,993	234,522	653,558

	Fiscal Year Ended December 29, 2012
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$291,564	$401,747	$321,788	$208,136	$1,492,440	$2,715,675
Allocated interest income	1,546	3,951	3,799	2,838	22,974	35,108
Income before income taxes	75,177	167,734	114,274	35,725	231,618	624,528

	Fiscal Year Ended December 31, 2011
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$284,855	$363,223	$298,163	$221,730	$1,590,598	$2,758,569
Allocated interest income	1,250	4,496	4,342	2,934	19,790	32,812
Income before income taxes	73,226	171,245	107,881	60,092	171,717	584,161

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 28, 2013, December 29, 2012, and December 31, 2011. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 28, 2013
Net sales to external customers	$1,432,895	$243,056	$955,900	$2,631,851
Property and equipment, net	239,528	121,012	54,308	414,848
Net assets (1)	1,338,401	2,048,903	272,402	3,659,706

December 29, 2012
Net sales to external customers	$1,513,457	$256,882	$945,336	$2,715,675
Property and equipment, net	222,310	134,257	53,184	409,751
Net assets (1)	1,262,498	2,028,984	240,314	3,531,796

December 31, 2011
Net sales to external customers	$1,527,508	$248,057	$983,004	$2,758,569
Property and equipment, net	225,505	143,913	47,687	417,105
Net assets (1)	1,155,653	1,915,284	185,644	3,256,581

(1) Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for exercises of options and stock appreciation rights (SARs), releases of restricted stock units (RSUs), and issues of shares under the employee stock purchase plan (ESPP).

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the 2011 Directors Plan) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. During 2013, 2012 and 2011, 11,484, 9,616 and 11,996 restricted stock units were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the 2005 Plan) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. The various grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. Beginning December 10, 2012, restricted stock unit grants will vest evenly over a period of three years. During 2013, 2012, and 2011, 413,978, 495,814, and 410,197 restricted stock units were granted under the 2005 Plan. In addition, in 2013,  52,673 stock appreciation rights were granted, and in 2012 and 2011, 61,235 and 42,330 stock options were granted under the 2005 Plan. No performance shares were granted under the 2005 Plan in 2013, 2012 and 2011. In 2013, the stockholders approved an additional 3,000,000 shares to the 2005 Plan, making the total shares authorized under the plan 13,000,000.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the 2000 Plan) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2013, 2012 or 2011.

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

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan and the 2000 Plan for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 25, 2010	$50.87	9,086
Granted	$39.71	42
Exercised	$21.02	(764)
Forfeited/Expired	$64.63	(291)
Outstanding at December 31, 2011	$53.14	8,073
Granted	$42.16	61
Exercised	$24.20	(794)
Forfeited/Expired	$66.45	(208)
Outstanding at December 29, 2012	$55.88	7,132
Granted	$49.07	52
Exercised	$26.85	(662)
Forfeited/Expired	$66.09	(283)
Outstanding at December 28, 2013	$58.44	6,239
Exercisable at December 28, 2013	$58.73	6,112
Expected to vest after December 28, 2013	$44.54	127

Stock Options and SARs as of December 28, 2013
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$8.00 -$20.00	260	0.77	260
$20.01 - $40.00	725	1.83	700
$40.01 - $60.00	3,023	3.46	2,921
$60.01 - $80.00	1,086	3.41	1,086
$80.01 - $100.00	2	3.93	2
$100.01 - $120.00	1,140	3.89	1,140
$120.01 - $140.00	3	3.75	3
	6,239	3.30	6,112

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 25, 2010	$25.90	1,503
Granted	$37.28	422
Released/Vested	$37.73	(366)
Cancelled	$25.89	(81)
Outstanding at December 31, 2011	$29.40	1,478
Granted	$39.41	506
Released/Vested	$41.59	(435)
Cancelled	$26.11	(89)
Outstanding at December 29, 2012	$30.06	1,460
Granted	$45.05	425
Released/Vested	$28.28	(579)
Cancelled	$30.63	(81)
Outstanding at December 28, 2013	$37.36	1,225

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 28, 2013 is 3.30 and 3.18 years, respectively. The weighted-average remaining contract life of restricted stock units at December 28, 2013 was 1.68 years.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2013, 2012, and 2011:

	2013	2012	2011
Weighted average grant date fair value of options granted	$12.82	$9.98	$10.53
Expected volatility	0.3746	0.3906	0.4078
Dividend yield	3.86%	4.50%	4.02%
Expected life of options in years	6.8	6.6	6.5
Risk-free interest rate	2.1%	1.0%	1.2%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2013, 2012, and 2011 was $20,956, $32,612, and $49,006, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 28, 2013 were $21,362 and $20,964, respectively. The aggregate intrinsic values of options and SARs exercised during 2013, 2012, and 2011 were $13,114, $12,548, and $14,367, respectively. The aggregate intrinsic value of RSUs outstanding at December 28, 2013 was $57,183. The aggregate intrinsic values of RSUs released during 2013, 2012, and 2011 were $27,007, $17,390, and $14,592, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $46.67 on December 28, 2013, and the exercise price multiplied by the number of options exercised. As of December 28, 2013, there was $43,974 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 4,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in May 2010. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2013, 2012, and 2011, 395,220, 326,483, and 514,218 shares, respectively, were purchased under the plan for a total purchase price of $12,181, $10,629, and $13,746, respectively. During 2013, 2012 and 2011, the purchases were issued from treasury shares. At December 28, 2013, approximately 839,363 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Numerator (in thousands):
Numerator for basic and diluted net income per share - net income	$612,412	$542,403	$520,896

Denominator (in thousands):
Denominator for basic net income per share - weighted-average common shares	195,411	194,909	194,105
Effect of dilutive securities - employee stock-based awards	928	1,304	789
Denominator for diluted net income per share - weighted-average common shares	196,339	196,213	194,894

Basic net income per share	$3.13	$2.78	$2.68

Diluted net income per share	$3.12	$2.76	$2.67

Options to purchase 5,475,000, 5,640,615, and 5,920,076 common shares were outstanding during 2013, 2012, and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11. Share Repurchase Plan

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to purchase up to $300,000 of its common shares as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The share repurchase authorization expired on December 29, 2012. Under the plan, the Company had repurchased 7,366,646 shares using cash of $223,149 in fiscal 2010.

In addition, 522,856 shares repurchased for $16,701 prior to the Company’s redomestication to Switzerland on June 27, 2010, but for which transactions settled after that date, were treated as retired when such shares were still in treasury. These shares were reflected as additional treasury shares during the 13-weeks ended March 26, 2011 with a corresponding increase to retained earnings.

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares.  A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The share repurchase authorization expires on December 31, 2014.  As of December 28, 2013, the Company had repurchased 1,376,500 shares using cash of $58,422.  There remains approximately $241,578 available for repurchase under this authorization.

12. Redomestication

The redomestication in 2010 effectively changed the place of incorporation of the ultimate parent holding company of Garmin from the Cayman Islands to Switzerland.

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

The summary of the components of authorized shares at December 28, 2013, December 29, 2012, December 31, 2011 and changes during 2013 and 2012 are as follows:

	Outstanding	Treasury		Issued		Conditional		Authorized
	Shares	Shares		Shares1		Capital		Capital
Changes in components of authorized shares
December 31, 2011	194,662,617	13,414,801	[2]	208,077,418	[2,3]	104,038,709	[4]	104,038,709	[4]
Treasury shares purchased	(465,020)	465,020		-		-		-
Treasury shares issued for stock based compensation	1,394,257	(1,394,257)
Expiration of authorized capital	-	-		-		-		(104,038,709)
December 29, 2012	195,591,854	12,485,564	[2]	208,077,418	[2,3]	104,038,709	[4]	-	[4]
Treasury shares purchased	(1,932,208)	1,932,208		-		-		-
Treasury shares issued for stock based compensation	1,490,456	(1,490,456)		-		-		-
December 28, 2013	195,150,102	12,927,316	[2]	208,077,418	[2,3]	104,038,709	[4]	-	[4]

[1]	Shares at CHF 10 par value (USD 9.0744)
[2]	Includes 10,000,000 formation shares at USD 0 historical cost
[3]	The par value of the share capital presented on the face of the balance sheet and in the consolidated statements of stockholders equity excludes the par value of the 10,000,000 formation shares.
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

13. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 28, 2013:

		Unrealized Gains
	Foreign Currency	(Losses) on
	Translation	Available for Sale
	Adjustment	Securities	Total
Balance - beginning of period	$128,972	$9,582	$138,554
Other comprehensive income before reclassification	(43,609)	(52,146)	(95,755)
Amounts reclassified from accumulated other comprehensive income	-	(4,758)	(4,758)
Net current-period other comprehensive income	(43,609)	(56,904)	(100,513)
Balance - end of period	$85,363	$(47,322)	$38,041

 The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 28, 2013:

Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net Income is
Comprehensive Income Components	Income	Presented

Unrealized gains (losses) on available-for-sale securities	$5,877	Other income (expense)
	(1,119)	Income tax provision
	$4,758	Net of tax

14. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 28, 2013
	Quarter Ending
	March 30	June 29	September 28	December 28

Net sales	$531,957	$696,563	$643,637	$759,694
Gross profit	276,133	383,640	352,889	394,638
Net income	88,666	172,491	187,669	163,586
Basic net income per share	$0.45	$0.88	$0.96	$0.84

	Fiscal Year Ended December 29, 2012
	Quarter Ending
	March 31	June 30	September 29	December 29

Net sales	$556,597	$718,154	$672,376	$768,548
Gross profit	283,759	421,813	359,055	373,853
Net income	86,858	185,904	140,348	129,293
Basic net income per share	$0.45	$0.95	$0.72	$0.66

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results.

15.  Acquisitions

In 2013, acquisitions of 2 companies were completed for net cash paid of $5,680.  In 2012, acquisitions of 3 companies were completed for net cash paid of $7,697.

During 2011, subsidiaries of Garmin Ltd. completed the following acquisitions:

⋅	Navigon AG (“Navigon”), a privately-held navigation provider based in Germany, since renamed as Garmin Würzburg GmbH

⋅	Tri-Tronics Inc., the leading designer and manufacturer of electronic dog training equipment

⋅	Garmin Distribution Africa (Pty) Ltd., the distributor of Garmin’s consumer products in Southern Africa, since renamed as Garmin Southern Africa (Pty) Ltd

⋅	Garmap (Pty) Ltd., a South African mapping and mobile applications provider

⋅	Centro GPS, the Chilean distributor of Garmin’s consumer products, since renamed as Garmin Chile Lda

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

Other disclosures required by Swiss law:

	2013	2012	2011

Personnel expenses (CHF in Thousands)	559,037	521,799	470,212

The detailed disclosures regarding significant shareholders as well as the board and executive remuneration and share ownership that are required by Swiss law are included in Notes 6 through 9 to the Garmin Ltd. (Switzerland) statutory financial statements.

As of December 28, 2013 and December 29, 2012, the Company’s property, plant and equipment are insured against fire under a global insurance policy, which covers damages up to USD 500 million per occurrence. The net amount of property, plant and equipment presented in the balance sheet at each period end approximates the replacement costs. The fire insurance value of property, equipment, and leasehold improvements amounted to CHF 535,997 as of December 31, 2011.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (1992 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 28, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 28, 2013, as stated in their report which is included herein. That attestation report appears below.

(c)  Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Garmin Ltd.

We have audited Garmin Ltd.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Garmin Ltd.’s Board of Directors and management are responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 of Garmin Ltd. and Subsidiaries and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Kansas City, Missouri
February 19, 2014

(d)  Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 7, 2013 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

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

The Audit Committee consists of Joseph J. Hartnett, Charles W. Peffer and Thomas P. Poberezny. Mr. Peffer serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules. Garmin’s Board of Directors has determined that Mr. Hartnett and Mr. Peffer are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

(e)	Code of Ethics

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”).  The Code is applicable to all Garmin employees including the President and Chief Executive Officer, the Chief Financial Officer, the Controller and other officers.  A copy of the Code is available on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the President and Chief Executive Officer, the Chief Financial Officer or Controller, or any person performing a similar function, such amendment or waiver will be disclosed on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf.

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

Equity Compensation Plan Information

The following table gives information as of December 28, 2013 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected in
Plan Category	and rights	and rights	column A)
Equity compensation plans approved by shareholders	7,464,409	$58.44	4,451,391
Equity compensation plans not approved by shareholders	—	—	—

Total	7,464,409	$58.44	4,451,391

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association, as amended, of Garmin Ltd. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014.

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

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

99

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

10.13
Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd.
2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14
Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15
Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

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

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

100

10.19
Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20
Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21
Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

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

101

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

10.39
Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier , Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc.

10.41	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant's Proxy Statement on Schedule 14A filed on April 22, 2013).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

102

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

103

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Garmin Ltd. and Subsidiaries
(In thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 28, 2013:
Deducted from asset accounts
Allowance for doubtful accounts	$20,582	$1,553	-	$(1,768)	$20,367
Inventory reserve	26,105	20,891	-	(18,615)	28,381
Deferred tax asset valuation allowance	51,393	19,480	-	(7,512)	63,361
Total	$98,080	$41,924	-	$(27,895)	$112,109

Year Ended December 29, 2012:
Deducted from asset accounts
Allowance for doubtful accounts (2)	$20,291	$2,947	-	$(2,656)	$20,582
Inventory reserve	29,370	11,003	-	(14,268)	26,105
Deferred tax asset valuation allowance	37,173	14,595	-	(375)	51,393
Total	$86,834	$28,545	-	$(17,299)	$98,080

Year Ended December 31, 2011:
Deducted from asset accounts
Allowance for doubtful accounts (2)	$23,222	$1,698	-	$(4,629)	$20,291
Inventory reserve	37,720	16,047	-	(24,397)	29,370
Deferred tax asset valuation allowance (1)	51,352	7,902	-	(22,081)	37,173
Total	$112,294	$25,647	-	$(51,107)	$86,834

(1) Note that $14,994 of the decrease in the deferred tax asset valuation is due to reducing the amount of Taiwan surtax credits to the correct amount available for use in future years, all such credits of which are and have been fully reserved.

(2) The allowance for doubtful accounts line has been restated from prior year.  A component of the change was to exclude consignment sales activity from 2012 and 2011.

104

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated:  February 19, 2014

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2014.

/s/ Clifton A. Pemble .
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin S. Rauckman .
Kevin S. Rauckman
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Joseph J. Hartnett
Min H. Kao	Joseph J. Hartnett
Executive Chairman	Director

/s/Donald H. Eller	/s/ Thomas P. Poberezny
Donald H. Eller	Thomas P. Poberezny
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

105

Garmin Ltd.
2013 Form 10-K Annual Report
Exhibit Index

                The following exhibits are attached hereto.  See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase