Form 10-Q
period 2014-03-29
GARMIN LTD
filed 2014-04-30
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31983

________________

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer identification no.)
of incorporation or organization)
Mühlentalstrasse 2	N/A
8200 Schaffhausen	(Zip Code)
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

Number of shares outstanding of the registrant’s common shares as of April 28, 2014

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 29, 2014

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information

	(Unaudited)
	March 29,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,136,691	$1,179,149
Marketable securities	163,660	149,862
Accounts receivable, net	427,457	564,586
Inventories, net	442,025	382,226
Deferred income taxes	67,792	69,823
Deferred costs	52,009	57,368
Loan receivable	42,862	137,379
Prepaid expenses and other current assets	54,999	55,243
Total current assets	2,387,495	2,595,636

Property and equipment, net	417,164	414,848

Marketable securities	1,571,166	1,502,106
Restricted cash	246	249
Noncurrent deferred income tax	87,524	88,324
Noncurrent deferred costs	38,384	41,157
Other intangible assets, net	216,260	219,494
Other assets	20,675	17,789
Total assets	$4,738,914	$4,879,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$124,241	$146,582
Salaries and benefits payable	58,166	59,794
Accrued warranty costs	25,016	26,767
Accrued sales program costs	31,245	50,903
Deferred revenue	238,285	256,908
Accrued royalty costs	7,901	64,538
Accrued advertising expense	12,643	19,448
Other accrued expenses	73,911	65,657
Deferred income taxes	1,974	989
Income taxes payable	36,009	38,043
Dividend payable	87,717	175,675
Total current liabilities	697,108	905,304

Deferred income taxes	1,750	1,758
Non-current income taxes	141,723	140,933
Non-current deferred revenue	144,664	171,012
Other liabilities	1,299	890

Stockholders' equity:	1,797,435	1,797,435
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 194,773,186 shares outstanding at March 29, 2014 and 195,150,102 shares outstanding at December 28, 2013
Additional paid-in capital	80,837	79,263
Treasury stock	(145,609)	(120,620)
Retained earnings	1,984,405	1,865,587
Accumulated other comprehensive income	35,302	38,041
Total stockholders' equity	3,752,370	3,659,706
Total liabilities and stockholders' equity	$4,738,914	$4,879,603

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 29,	March 30,
	2014	2013
Net sales	$583,221	$531,957

Cost of goods sold	252,387	255,824

Gross profit	330,834	276,133

Advertising expense	24,428	22,249
Selling, general and administrative expense	89,873	86,269
Research and development expense	96,164	87,689
Total operating expense	210,465	196,207

Operating income	120,369	79,926

Other income (expense):
Interest income	9,768	8,898
Foreign currency gains (losses)	12,814	(8,348)
Other	(484)	1,158
Total other income (expense)	22,098	1,708

Income before income taxes	142,467	81,634

Income tax provision (benefit):	23,649	(7,032)

Net income	$118,818	$88,666

Net income per share:
Basic	$0.61	$0.45
Diluted	$0.61	$0.45

Weighted average common shares outstanding:
Basic	195,090	195,630
Diluted	195,860	196,457

See accompanying notes.

4

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 29,	March 30,
	2014	2013
Net income	$118,818	$88,666
Translation adjustment	(15,518)	(8,080)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	12,779	(1,119)
Comprehensive income	$116,079	$79,467

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 29,	March 30,
	2014	2013
Operating Activities:
Net income	$118,818	$88,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,672	12,619
Amortization	6,740	8,271
(Gain) loss on sale of property and equipment	(617)	36
Provision for doubtful accounts	(189)	727
Deferred income taxes	5,942	1,493
Unrealized foreign currency gains	(15,334)	(495)
Provision for obsolete and slow moving inventories	3,384	6,033
Stock compensation expense	6,325	5,438
Realized loss (gain) on marketable securities	1,544	(1,073)
Changes in operating assets and liabilities:
Accounts receivable	137,198	152,307
Inventories	(64,083)	(13,608)
Other current and non-current assets	(1,591)	(49,321)
Accounts payable	(20,411)	(18,377)
Other current and non-current liabilities	(80,011)	(100,784)
Deferred revenue	(45,290)	(23,329)
Deferred cost	8,129	4,813
Income taxes payable	(1,053)	(14,053)
Net cash provided by operating activities	71,173	59,363

Investing activities:
Purchases of property and equipment	(15,537)	(11,616)
Proceeds from sale of property and equipment	609	12
Purchase of intangible assets	(1,111)	(347)
Purchase of marketable securities	(298,695)	(258,604)
Redemption of marketable securities	223,786	270,925
Proceeds from repayment (advances) on loan receivable	94,507	(18,324)
Change in restricted cash	3	(1)
Net cash provided by (used in) investing activities	3,562	(17,955)

Financing activities:
Dividends paid	(87,853)	(175,956)
Purchase of treasury stock under share repurchase plan	(32,986)	-
Purchase of treasury stock related to equity awards	(58)	(62)
Proceeds from issuance of treasury stock related to equity awards	1,107	1,474
Tax benefit from issuance of equity awards	2,199	258
Net cash used in financing activities	(117,591)	(174,286)

Effect of exchange rate changes on cash and cash equivalents	398	(4,862)

Net decrease in cash and cash equivalents	(42,458)	(137,740)
Cash and cash equivalents at beginning of period	1,179,149	1,231,180
Cash and cash equivalents at end of period	$1,136,691	$1,093,440

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 29, 2014

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014.

The condensed consolidated balance sheet at December 28, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 29, 2014 and March 30, 2013 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	March 29, 2014	December 28, 2013
Raw materials	$163,833	$131,408
Work-in-process	50,642	50,110
Finished goods	256,813	229,089
Inventory reserves	(29,263)	(28,381)
Inventory, net of reserves	$442,025	$382,226

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 29,	March 30,
	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$118,818	$88,666

Denominator:
Denominator for basic net income per share – weighted-average common shares	195,090	195,630

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	770	827

Denominator for diluted net income per share – adjusted weighted-average common shares	195,860	196,457

Basic net income per share	$0.61	$0.45

Diluted net income per share	$0.61	$0.45

There were 4,379,940 and 5,567,166 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

There were 241,784 and 66,718 shares issued as a result of exercises of equity awards for the 13-week periods ended March 29, 2014 and March 30, 2013, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total
13-Weeks Ended March 29, 2014

Net sales	$83,985	$100,288	$60,002	$242,952	$95,994	$583,221
Operating income	$23,683	$33,512	$3,810	$30,564	$28,800	$120,369
Income before taxes	$28,103	$37,522	$6,645	$40,148	$30,049	$142,467

13-Weeks Ended March 30, 2013

Net sales	$76,165	$72,437	$50,296	$252,589	$80,470	$531,957
Operating income (loss)	$21,588	$19,892	$(2,440)	$20,032	$20,854	$79,926
Income (loss) before taxes	$22,503	$19,888	$(2,032)	$19,981	$21,294	$81,634

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 29, 2014 and March 30, 2013. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 29, 2014
Net sales to external customers	$304,808	$57,810	$220,603	$583,221
Property and equipment, net	$243,726	$119,850	$53,588	$417,164

March 30, 2013
Net sales to external customers	$285,813	$55,369	$190,775	$531,957
Property and equipment, net	$224,049	$130,415	$53,127	$407,591

5.	Warranty Reserves

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

	13-Weeks Ended
	March 29,	March 30,
	2014	2013

Balance - beginning of the period	$26,767	$37,301
Accrual for products sold	9,485	9,186
Expenditures	(11,236)	(11,833)
Balance - end of the period	$25,016	$34,654

6.	Commitments and Contingencies

The Company is party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $212,691 over the next five years.

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

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier will repay the loan in five installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of March 29, 2014, the Company had a loan receivable balance of $42,862 from Bombardier in the accompanying consolidated balance sheet, which was collected in full in April 2014.

7. Income Taxes

The Company’s income tax expense increased by $30,681, to $23,649 for the 13-week period ended March 29, 2014, from ($7,032) for the 13-week period ended March 30, 2013.  The effective tax rate was 16.6% in the first quarter of 2014 compared to (8.6%) in the first quarter of 2013.  The first quarter 2014 effective tax rate increased as compared to first quarter 2013 due to expiration of certain Taiwan tax holidays in 2013, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5,795 and $16,536, respectively, in first quarter 2014 and first quarter 2013. Also, contributing to the lower rate in the first quarter 2013 is the impact of $6,301 of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 29, 2014
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$455,015	$-	$455,015	$-
Obligations of states and political subdivisions	599,889	-	599,889	-
Corporate bonds	565,769	-	565,769	-
Common stocks	30,568	30,568	-	-
Other	83,585	-	83,585	-
Total	$1,734,826	$30,568	$1,704,258	$-

	Fair Value Measurements as
	of December 28, 2013
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$437,330	$-	$437,330	$-
Obligations of states and political subdivisions	647,354	-	647,354	-
Corporate bonds	457,148	-	457,148	-
Common stocks	29,854	29,854	-	-
Other	80,282	-	80,282	-
Total	$1,651,968	$29,854	$1,622,114	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (1)	Gross Unrealized Losses-Other (2)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$468,237	$2,885	$(13,585)	$(2,522)	$455,015
Obligations of states and political subdivisions	617,971	1,454	(19,417)	(119)	599,889
U.S. corporate bonds	572,389	1,030	(7,400)	(250)	565,769
Common stocks	29,203	1,587	(222)	-	30,568
Other	82,958	687	(60)	-	83,585
Total	$1,770,758	$7,643	$(40,684)	$(2,891)	$1,734,826

	Available-For-Sale Securities as of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (1)	Gross Unrealized Losses-Other (2)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$461,054	$2,692	$(22,614)	$(3,802)	$437,330
Obligations of states and political subdivisions	673,529	1,601	(27,509)	(267)	647,354
U.S. corporate bonds	463,437	1,050	(7,031)	(308)	457,148
Common stocks	24,540	5,413	(99)	—	29,854
Other	78,059	2,326	(103)	—	80,282
Total	$1,700,619	$13,082	$(57,356)	$(4,377)	$1,651,968

(1) Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.

(2) Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity. The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2013 and the first quarter of 2014, the Company did not record any material impairment charges on its outstanding securities.

The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors.   In 2013, the Company experienced unrealized, non-cash losses on its investment portfolio resulting in a balance of $57,356 and $4,377 of gross other-than-temporary impairment and other unrealized losses on marketable securities at December 28, 2013.  The amortized cost and estimated fair value of the securities at an unrealized loss position at December 28, 2013 were $1,215,498 and $1,153,765, respectively.  This decrease in estimated fair value was primarily due to market valuations on mortgage-backed securities and obligations of states and political subdivisions declining.  The decline was due to increases in the 10 Year Treasury Bond Yield during 2013, which caused market valuations of securities in our investment portfolios to decline.

The 10 Year Treasury Bond Yield has decreased in 2014, resulting in a balance of $40,684 and $2,891 of gross other-than-temporary impairment and other unrealized losses on marketable securities at March 29, 2014.  The amortized cost and estimated fair value of the securities at an unrealized loss position at March 29, 2014 were $1,231,505 and $1,187,930, respectively.   Approximately 46% of securities in our portfolio were at an unrealized loss position at March 29, 2014.  An immaterial amount of unrealized losses relate to securities that have been in a continuous unrealized loss position for 12 months or longer. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The amortized cost and estimated fair value of marketable securities at March 29, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value
Due in one year or less	$164,940	$163,660
Due after one year through five years	763,230	759,414
Due after five years through ten years	240,920	233,601
Due after ten years	534,829	509,308
Other (No contractual maturity dates)	66,839	68,843
	$1,770,758	$1,734,826

9. Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares.  A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The share repurchase authorization expires on December 31, 2014.  As of March 29, 2014, the Company the Company had repurchased 1,995,200 shares using cash of $91,526.  There remains approximately $208,474 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 29, 2014:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Available for Sale Securities	Total
Balance - beginning of period	$85,363	$(47,322)	$38,041
Other comprehensive income before reclassification	(15,518)	13,927	(1,591)
Amounts reclassified from accumulated other comprehensive income	-	(1,148)	(1,148)
Net current-period other comprehensive income	(15,518)	12,779	(2,739)
Balance - end of period	$69,845	$(34,543)	$35,302

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 29, 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$1,544	Other income (expense)
	(396)	Income tax provision
	$1,148	Net of tax

11. Recently Issued Accounting Pronouncements

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

12. Subsequent events

No significant events occurred subsequent to the balance sheet date but prior to April 30, 2014 that would have a material impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 29, 2014	March 30, 2013

Net sales	100%	100%
Cost of goods sold	43%	48%
Gross profit	57%	52%
Advertising	4%	4%
Selling, general and administrative	15%	16%
Research and development	16%	17%
Total operating expenses	35%	37%
Operating income	21%	15%
Other income (expense), net	3%	0%
Income before income taxes	24%	15%
Provision/(benefit) for income taxes	4%	-2%
Net income	20%	17%

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

Garmin Ltd. And Subsidiaries
Net Sales, Operating Income (Loss) and Income (Loss) before Taxes by Segment (Unaudited)

	Reportable Segments
	Outdoor	Fitness	Marine	Auto/ Mobile	Aviation	Total

13-Weeks Ended March 29, 2014

Net sales	$83,985	$100,288	$60,002	$242,952	$95,994	$583,221
Operating income	$23,683	$33,512	$3,810	$30,564	$28,800	$120,369
Income before taxes	$28,103	$37,522	$6,645	$40,148	$30,049	$142,467

13-Weeks Ended March 30, 2013

Net sales	$76,165	$72,437	$50,296	$252,589	$80,470	$531,957
Operating income (loss)	$21,588	$19,892	$(2,440)	$20,032	$20,854	$79,926
Income (loss) before taxes	$22,503	$19,888	$(2,032)	$19,981	$21,294	$81,634

Comparison of 13-Weeks Ended March 29, 2014 and March 30, 2013

(Dollar amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$83,985	14%	$76,165	14%	$7,820	10%
Fitness	100,288	17%	72,437	13%	27,851	38%
Marine	60,002	10%	50,296	10%	9,706	19%
Automotive/Mobile	242,952	42%	252,589	48%	(9,637)	-4%
Aviation	95,994	17%	80,470	15%	15,524	19%
Total	$583,221	100%	$531,957	100%	$51,264	10%

Net sales increased 10% for the 13-week period ended March 29, 2014 when compared to the year-ago quarter. All segments, excluding automotive/mobile, grew in the quarter. Automotive/mobile revenue remains the largest portion of our revenue mix at 42% in the first quarter of 2014 compared to 48% in the first quarter of 2013.

Total unit sales were flat at 2,492 in the first quarter of 2014 from 2,491 in the same period of 2013. Unit sales volume in the first quarter of fiscal 2014 grew in fitness, aviation, automotive OEM and outdoor with offsetting declines in PND and marine.

Automotive/mobile segment revenue decreased 4% from the year-ago quarter, as volumes decreased 12% partially offset by average selling price (ASP) improvement primarily due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first quarter of 2014. Revenues in our fitness segment increased 38% from the year-ago quarter on the strength of recent running product introductions and vívofit™, our first fitness band. Revenues in our marine segment increased 19% as new products, which garner higher ASPs, led to improved demand and market share gains. Aviation revenues increased 19% from the year-ago quarter as OEM market share gains and aftermarket products contributed. Outdoor revenues increased 10% from the year-ago quarter with contributions from all major product categories and ASP improvement.

Cost of Goods Sold

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$33,075	39%	$31,690	42%	$1,385	4%
Fitness	36,203	36%	27,469	38%	8,734	32%
Marine	28,949	48%	26,949	54%	2,000	7%
Automotive/Mobile	129,161	53%	145,469	58%	(16,308)	-11%
Aviation	24,999	26%	24,247	30%	752	3%
Total	$252,387	43%	$255,824	48%	$(3,437)	-1%

Cost of goods sold decreased 1% in absolute dollars for the 13-week period ended March 29, 2014 when compared to the year ago quarter. The decrease was driven by the automotive/mobile segment which recorded a cost of goods as a percentage of revenues decrease of 440 basis points primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the first quarter of 2014.

As a percentage of revenue, cost of goods sold decreased 480 basis points from the year ago quarter with improvement in each segment. This margin improvement was primarily related to product mix shifting toward new products in marine, outdoor and fitness. In addition, ASP improvement also contributed in marine and outdoor. Aviation margin improvement was primarily due to increased software sales.

Gross Profit

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$50,910	61%	$44,475	58%	$6,435	14%
Fitness	64,085	64%	44,968	62%	19,117	43%
Marine	31,053	52%	23,347	46%	7,706	33%
Automotive/Mobile	113,791	47%	107,120	42%	6,671	6%
Aviation	70,995	74%	56,223	70%	14,772	26%
Total	$330,834	57%	$276,133	52%	$54,701	20%

Gross profit dollars in the first quarter of 2014 increased 20% while gross profit margin increased 480 basis points compared to the first quarter of 2013 with all segments improving. The automotive/mobile gross margin improved to 47% driven by the amortization of previously deferred high margin revenues, as discussed above. Each of the remaining segments also recorded improved gross margins, as discussed above.

Advertising Expense

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,176	6%	$3,111	4%	$2,065	66%
Fitness	5,868	6%	5,640	8%	228	4%
Marine	4,163	7%	3,053	6%	1,110	36%
Automotive/Mobile	7,406	3%	9,209	4%	(1,803)	-20%
Aviation	1,815	2%	1,236	2%	579	47%
Total	$24,428	4%	$22,249	4%	$2,179	10%

Advertising expense increased 10% in absolute dollars while holding steady as a percent of revenues. The increase in absolute dollars occurred primarily in outdoor and marine to support new product introductions and was partially offset by decreased spending in automotive/mobile due to reduced cooperative advertising associated with lower volumes.

Selling, General and Administrative Expense

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$14,744	18%	$13,891	18%	$853	6%
Fitness	16,082	16%	12,826	18%	3,256	25%
Marine	11,782	20%	10,909	22%	873	8%
Automotive/Mobile	41,548	17%	43,521	17%	(1,973)	-5%
Aviation	5,717	6%	5,122	6%	595	12%
Total	$89,873	15%	$86,269	16%	$3,604	4%

Selling, general and administrative expense increased 4% in absolute dollars and declined 80 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily related to legal fees and occupancy costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$7,307	9%	$5,885	8%	$1,422	24%
Fitness	8,623	9%	6,610	9%	2,013	30%
Marine	11,298	19%	11,825	24%	(527)	-4%
Automotive/Mobile	34,273	14%	34,358	14%	(85)	0%
Aviation	34,663	36%	29,011	36%	5,652	19%
Total	$96,164	16%	$87,689	16%	$8,475	10%

Research and development expense increased 10% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $8.5 million when compared with the year-ago quarter but remained flat as a percent of revenue. Aviation, fitness and outdoor increased to support new product initiatives while marine and automotive/mobile declined.

Operating Income

	13-weeks ended March 29, 2014		13-weeks ended March 30, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$23,683	28%	$21,588	28%	$2,095	10%
Fitness	33,512	33%	19,892	27%	13,620	68%
Marine	3,810	6%	(2,440)	-5%	6,250	NM
Automotive/Mobile	30,564	13%	20,032	8%	10,532	53%
Aviation	28,800	30%	20,854	26%	7,946	38%
Total	$120,369	21%	$79,926	15%	$40,443	51%

NM = not meaningful

Operating income increased 51% in absolute dollars and 560 basis points as a percent of revenue when compared to the first quarter of 2013. Revenue growth, an improving gross margin percentage and reduced selling, general and administrative as a percentage of revenue, as discussed above, contributed to the growth.

Other Income (Expense)

	13-weeks ended March 29, 2014	13-weeks ended March 30, 2013
Interest Income	$9,768	$8,898
Foreign Currency Exchange	12,814	(8,348)
Other	(484)	1,158
Total	$22,098	$1,708

The average return on cash and investments during the first quarter of 2014 was 1.2% compared to 1.5% during the same quarter of 2013. The increase in interest income is attributable to a higher cash balance offset by a declining interest rate.

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

The majority of the $12.8 million currency gain in the first quarter of 2014 was due to the strengthening of the U.S. Dollar compared to the Taiwan Dollar. During the first quarter of 2014, the U.S. Dollar strengthened 1.4% compared to the Taiwan Dollar resulting in a gain of $13.4 million. The remaining net currency loss of $0.6 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense increased by $30.7 million, to $23.6 million for the 13-week period ended March 29, 2014, from ($7.0) million for the 13-week period ended March 30, 2013.  The effective tax rate was 16.6% in the first quarter of 2014 compared to (8.6%) in the first quarter of 2013.  The first quarter 2014 effective tax rate increased as compared to first quarter 2013 due to expiration of certain Taiwan tax holidays in 2013, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5.8 million and $16.5 million, respectively, in first quarter 2014 and first quarter 2013. Also, contributing to the lower rate in the first quarter 2013 is the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the above, net income increased 34% for the 13-week period ended March 29, 2014 to $118.8 million compared to $88.7 million for the 13-week period ended March 30, 2013.

Liquidity and Capital Resources

Operating Activities

	13-Weeks Ended
	March 29,	March 30,
(In thousands)	2014	2013
Net cash provided by operating activities	$71,173	$59,363

The $11.8 million increase in cash provided by operating activities in first quarter 2014 compared to first quarter 2013 was primarily due to the following:

•	other current and noncurrent assets providing $47.7 million more cash primarily due to a $41 million tax-related prepayment made in first quarter of 2013 that was subsequently recovered in the second quarter of 2013
•	net income increasing by $30.2 million as discussed in the Results of Operations section above
•	other current and non-current liabilities providing $20.8 million more cash due to lower 2013 royalty costs on decreased revenues and the timing of such payments and
•	income taxes payable providing $13.0 million more cash due to the timing of disbursements

Partially offset by:

•	inventories providing $50.5 million less cash due primarily to new product categories and increasing product demand
•	deferred revenue/costs providing $18.6 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above
•	accounts receivable providing $15.1 million less cash primarily due to lower revenue in fourth quarter 2013 and
•	the impact of increasing unrealized foreign currency gains providing $14.8 million less cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency resulting in translation of assets and liabilities to U.S. Dollar

Investing Activities

	13-Weeks Ended
	March 29,	March 30,
(In thousands)	2014	2013
Net cash provided by (used in) investing activities	$3,562	$(17,955)

The $21.5 million increase in cash provided by investing activities in first quarter 2014 compared to first quarter 2013 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $94.5 million

Partially offset by:

•	increased net investments in marketable securities of $87.2 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first quarter 2014 and 2013 were approximately 1.2% and 1.5%, respectively.

Financing Activities

	13-Weeks Ended
	March 29,	March 30,
(In thousands)	2014	2013
Net cash used in financing activities	$(117,591)	$(174,286)

The $56.7 million decrease in cash used in financing activities in first quarter 2014 compared to first quarter 2013 was primarily due to the following:

•	decreased dividend payments of $88.1 million due to the timing of our calendar fourth quarter 2012 dividend occurring in our fiscal first quarter 2013

Partially offset by:

•	increased purchase of treasury stock of $33.0 million under a share repurchase authorization

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

Interest Rate Risk

As of March 29, 2014, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 29, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 29, 2014 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

American Vehicular Sciences LLC, v. Garmin International, Inc., Garmin USA, Inc., and Garmin Ltd.

On March 7, 2014, American Vehicular Sciences LLC (AVS) filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc, Garmin USA, Inc., and Garmin Ltd. (collectively “Garmin”), alleging infringement of U.S. Patent No. 8,630,795 (the “‘795 patent”). On April 9, 2014, Garmin filed its answer asserting that each asserted claim of the ‘795 patent is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Harbinger Capital Partners LLC et al v. Deere & Company et al; LightSquared Inc. et al. v. Deere & Company et al.

               On August 9, 2013, Harbinger Capital Partners LLC and ten related entities filed a lawsuit (the “Harbinger Lawsuit”) in the United States District Court for the Southern District of New York against Deere & Company (“Deere”), Garmin International, Inc. (“Garmin”), Trimble Navigation Ltd. (“Trimble”), The U.S. GPS Industry Council (the “Council”), and the Coalition to Save Our GPS. The Coalition to Save Our GPS is no longer a defendant. Plaintiffs filed a first amended complaint on August 16, 2013, a second amended complaint on January 21, 2014, and a third amended complaint on March 18, 2014. The third amended complaint seeks damages of at least $1.9 billion based on allegations of violation of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “1934 Act”), violation of Section 20(a) of the 1934 Act, fraud, negligent misrepresentation, constructive fraud, equitable estoppel, breach of contract, and violation of Section 349 of the New York General Business Law. Plaintiffs allege that they invested in a company now called LightSquared in the belief that LightSquared would be able to operate a new terrestrial, mobile telecommunications network (the “Terrestrial Plan”) on certain satellite radio frequencies. Plaintiffs also allege that LightSquared was not able to obtain approval from the Federal Communications Commission (FCC) to operate the proposed Terrestrial Plan because of interference it would cause to Global Positioning System (GPS) receivers operating in an adjacent frequency band. Plaintiffs further allege that defendants concealed the likelihood of such interference and breached an earlier alleged agreement with a predecessor of LightSquared regarding a different technical issue. Plaintiffs allege they were third-party beneficiaries of the agreement.

On November 1, 2013, LightSquared, Inc. and two related entities (collectively, “LightSquared”) filed an adversary proceeding (the “LightSquared Lawsuit”) in the United States Bankruptcy Court for the Southern District of New York (where a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code filed by LightSquared and certain related entities is pending) against Deere, Garmin, Trimble, the Council, and the Coalition to Save Our GPS. LightSquared filed a first amended complaint on March 18, 2014. LightSquared’s amended complaint seeks damages based on claims of promissory estoppel, quantum meruit, breach of contract, breach of implied covenant of good faith, unjust enrichment, negligent misrepresentation, constructive fraud, civil conspiracy, and tortious interference with contractual or business relationships. Like the allegations in the Harbinger Lawsuit, LightSquared alleges that it was not able to obtain approval from the FCC to operate its proposed Terrestrial Plan because of interference it would cause to GPS receivers. LightSquared also alleges that the inability to obtain FCC approval caused LightSquared damages, including the loss of third-party contracts.  LightSquared further alleges that defendants concealed the likelihood of such interference and/or represented to LightSquared that any interference issues had been resolved and that defendants breached earlier alleged agreements with LightSquared regarding a different technical issue. On November 15, 2013, Garmin, Deere, Trimble, and the Council filed a motion to withdraw the reference of the LightSquared adversary proceeding from the Bankruptcy Court to the United States District Court for the Southern District of New York (the “District Court”). On January 31, 2014 the District Court granted the defendants’ motion to withdraw the reference.

The defendants intend to file a motion to dismiss both the Harbinger and LightSquared Lawsuits in late May 2014. Although there can be no assurance that an unfavorable outcome of the Harbinger and LightSquared Lawsuits would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 (the ‘800 patent”) and 6,701,271 (“the ‘271 patent”). On June 8, 2012, ICON filed an amended complaint alleging infringement of U.S. Patent Nos. 6,626,799 and 6,921,351. On June 25, 2012, Garmin filed its answer asserting that each asserted claim of these additional patents-in-suit is invalid and/or not infringed. On April 11, 2013, the Court dismissed ICON’s allegations of infringement of the ‘800 and ‘271 patents against Garmin without prejudice pursuant to a motion filed by ICON. On April 25, 2014, the parties finalized a settlement agreement resolving this matter.

Innovative Display Technologies LLC. v. Garmin International, Inc., and Garmin Ltd.

On February 26, 2014, Innovative Display Technologies LLC. (IDT) filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc., and Garmin Ltd. (collectively “Garmin”) alleging infringement of U.S. Patent Nos. 7,300,194, 7,384,177, 7,404,660, 7,434,974, 8,215,816, 7,160,015, 7,736,043, 8,142,063, and 6,079,838 (collectively the “Asserted Patents.”) On March 24, 2014, Garmin filed its answer asserting that each asserted claim of the Asserted Patents is invalid and/or not infringed. On April 25, 2014, the parties finalized a settlement agreement resolving this matter.

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

In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof

On July 24, 2012, Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed a complaint with the United States International Trade Commission against 24 companies, including Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent No. 5,809,336 (“the ‘336 patent”). On August 21, 2012 the ITC instituted an investigation under Section 337 of the Tariff Act pursuant to this complaint. On September 6, 2013, the ITC administrative law judge issued an Initial Determination finding that there was no violation of Section 337 by any Garmin company. On February 19, 2014, the ITC issued a Final Determination affirming the finding of no violation by the administrative law judge. The Final Determination is subject to appeal to the Court of Appeals for the Federal Circuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois. The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated. The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment. Garmin believes that plaintiff Andrea Katz’s claims were mooted prior to the lawsuit being re-filed. On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah. Garmin sought reconsideration of that order. On February 13, 2014, the court ordered the parties to brief a dispositive motion concerning whether Andrea Katz had legal standing at the time she filed her second action. After Garmin filed a motion to dismiss, Andrea Katz voluntarily dismissed the litigation. On March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requests is the same. On March 31, 2014, Garmin filed a motion to transfer the Utah action back to the Northern District of Illinois. On April 17, 2014 the plaintiff filed an opposition to the motion to transfer. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

MSPBO, LLC v. Garmin International, Inc.

On December 16, 2013, MSPBO, LLC filed suit in the United States District Court for the District of Colorado against Garmin International, Inc. alleging infringement of U.S. Patent No. 6,744,375. On January 9, 2014, Garmin filed a motion to dismiss the complaint alleging that the claims are subject to arbitration pending in Kansas and alternatively asked the District of Colorado to stay the suit until the arbitration in Kansas is resolved. Garmin filed a petition on January 8, 2014 with the District Court of Johnson County, Kansas to compel arbitration with Phatrat Technology, Inc. and Phatrat Technology, LLC, alleging Garmin’s prior license agreement with Phatrat covers MSPBO’s current claims as MSPBO is an affiliate of Phatrat under the license agreement with Garmin. On April 28, 2014, the District Court of Johnson County, Kansas granted Garmin’s motion to compel arbitration. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. The court held a hearing on claim construction on June 27, 2013. On October 15, 2013 the court issued a claim construction order. On March 11, 2014, the court granted Garmin’s motion for summary judgment of non-infringement and found that Garmin’s products could not infringe Pacing’s patent as a matter of law. Pacing Technologies LLC has appealed the court’s summary judgment order to the Court of Appeals for the Federal Circuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Item 1A.	Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material changes during the 13-week period ended March 29, 2014 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014. The following table lists the Company’s share purchases during the first quarter of fiscal 2014:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended March 29, 2014	618,700	$53.32	618,700	$208,474

Total	618,700	$53.32	618,700	$208,474

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 3.1           Articles of Association of Garmin Ltd., as amended on April 25, 2014

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
Kevin Rauckman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated:   April 30, 2014

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended on April 25, 2014

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

