Form 10-Q
period 2014-06-28
GARMIN LTD
filed 2014-07-30
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Number of shares outstanding of the registrant’s common shares as of July 28, 2014

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 28, 2014

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share information)

	(Unaudited)
	June 28,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,234,886	$1,179,149
Marketable securities	160,901	149,862
Accounts receivable, net	496,979	564,586
Inventories, net	429,673	382,226
Deferred income taxes	67,496	69,823
Deferred costs	47,886	57,368
Loan receivable	-	137,379
Prepaid expenses and other current assets	58,748	55,243
Total current assets	2,496,569	2,595,636

Property and equipment, net	428,482	414,848

Marketable securities	1,456,103	1,502,106
Restricted cash	250	249
Noncurrent deferred income tax	86,425	88,324
Noncurrent deferred costs	40,853	41,157
Other intangible assets, net	213,242	219,494
Other assets	19,878	17,789
Total assets	$4,741,802	$4,879,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132,581	$146,582
Salaries and benefits payable	52,689	59,794
Accrued warranty costs	27,349	26,767
Accrued sales program costs	33,436	50,903
Deferred revenue	221,079	256,908
Accrued royalty costs	9,451	64,538
Accrued advertising expense	17,927	19,448
Other accrued expenses	70,399	65,657
Deferred income taxes	378	989
Income taxes payable	34,135	38,043
Dividend payable	369,826	175,675
Total current liabilities	969,250	905,304

Deferred income taxes	1,731	1,758
Non-current income taxes	147,589	140,933
Non-current deferred revenue	141,134	171,012
Other liabilities	1,482	890

Stockholders' equity:
Shares, CHF 10 par value, 208,077,418 shares authorized and issued; 192,616,300 shares outstanding at June 28, 2014 and 195,150,102 shares outstanding at December 28, 2013	1,797,435	1,797,435
Additional paid-in capital	87,357	79,263
Treasury stock	(274,030)	(120,620)
Retained earnings	1,796,561	1,865,587
Accumulated other comprehensive income	73,293	38,041
Total stockholders' equity	3,480,616	3,659,706
Total liabilities and stockholders' equity	$4,741,802	$4,879,603

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	$777,848	$696,563	$1,361,069	$1,228,520

Cost of goods sold	333,363	312,923	585,750	568,747

Gross profit	444,485	383,640	775,319	659,773

Advertising expense	34,918	29,483	59,346	51,732
Selling, general and administrative expense	92,409	88,039	182,282	174,307
Research and development expense	98,404	96,232	194,568	183,922
Total operating expense	225,731	213,754	436,196	409,961

Operating income	218,754	169,886	339,123	249,812

Other income (expense):
Interest income	9,670	8,179	19,437	17,077
Foreign currency gains (losses)	(20,378)	27,451	(7,563)	19,102
Other	674	1,069	190	2,228
Total other income (expense)	(10,034)	36,699	12,064	38,407

Income before income taxes	208,720	206,585	351,187	288,219

Income tax provision	26,737	34,094	50,387	27,062

Net income	$181,983	$172,491	$300,800	$261,157

Net income per share:
Basic	$0.94	$0.88	$1.55	$1.34
Diluted	$0.93	$0.88	$1.54	$1.33

Weighted average common
shares outstanding:
Basic	193,771	195,570	194,431	195,600
Diluted	194,955	196,300	195,464	196,338

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net income	$181,983	$172,491	$300,800	$261,157
Translation adjustment	22,757	(29,476)	7,239	(37,556)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	15,234	(35,036)	28,013	(36,155)
Comprehensive income	$219,974	$107,979	$336,052	$187,446

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 28,	June 29,
	2014	2013
Operating Activities:
Net income	$300,800	$261,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,736	25,340
Amortization	13,722	14,578
(Gain) loss on sale of property and equipment	(662)	28
Provision for doubtful accounts	2,383	701
Deferred income taxes	3,071	5,599
Unrealized foreign currency loss (gain)	7,483	(15,996)
Provision for obsolete and slow moving inventories	16,414	12,017
Stock compensation expense	13,459	10,978
Realized loss (gain) on marketable securities	192	(2,278)
Changes in operating assets and liabilities:
Accounts receivable	65,317	110,600
Inventories	(61,812)	(12,160)
Other current and non-current assets	(4,291)	(14,353)
Accounts payable	(14,598)	(547)
Other current and non-current liabilities	(75,826)	(95,261)
Deferred revenue	(66,265)	(25,952)
Deferred cost	9,783	4,378
Income taxes payable	2,446	(15,168)
Net cash provided by operating activities	235,352	263,661

Investing activities:
Purchases of property and equipment	(36,761)	(29,723)
Proceeds from sale of property and equipment	669	64
Purchase of intangible assets	(1,556)	(674)
Purchase of marketable securities	(534,952)	(488,515)
Redemption of marketable securities	590,887	470,086
Proceeds from repayment (advances) on loan receivable	137,379	(82,020)
Change in restricted cash	(1)	587
Acquisitions, net of cash acquired	-	(25)
Net cash provided by (used in) investing activities	155,665	(130,220)

Financing activities:
Dividends paid	(175,574)	(263,857)
Purchase of treasury stock under share repurchase plan	(162,359)	(13,353)
Purchase of treasury stock related to equity awards	(11,249)	(7,367)
Proceeds from issuance of treasury stock related to equity awards	11,398	8,185
Tax benefit from issuance of equity awards	3,434	300
Net cash used in financing activities	(334,350)	(276,092)

Effect of exchange rate changes on cash and cash equivalents	(930)	(5,039)

Net increase (decrease) in cash and cash equivalents	55,737	(147,690)
Cash and cash equivalents at beginning of period	1,179,149	1,231,180
Cash and cash equivalents at end of period	$1,234,886	$1,083,490

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 28, 2014

(In thousands, except share and per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Garmin Ltd. (“Garmin” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 28, 2014 and June 29, 2013 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	June 28, 2014	December 28, 2013

Raw materials	$158,529	$131,408
Work-in-process	50,962	50,110
Finished goods	261,735	229,089
Inventory reserves	(41,553)	(28,381)
Inventory, net of reserves	$429,673	$382,226

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 28,	June 29,
	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$181,983	$172,491

Denominator:
Denominator for basic net income per share weighted-average common shares	193,771	195,570

Effect of dilutive securities stock options, stock appreciation rights and restricted stock units	1,184	730

Denominator for diluted net income per share adjusted weighted-average common shares	194,955	196,300

Basic net income per share	$0.94	$0.88

Diluted net income per share	$0.93	$0.88

	26-Weeks Ended
	June 28,	June 29,
	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$300,800	$261,157

Denominator:
Denominator for basic net income per share weighted-average common shares	194,431	195,600

Effect of dilutive securities stock options, stock appreciation rights and restricted stock units	1,033	738

Denominator for diluted net income per share adjusted weighted-average common shares	195,464	196,338

Basic net income per share	$1.55	$1.34

Diluted net income per share	$1.54	$1.33

There were 2,229,849 and 5,514,344 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week periods ended June 28, 2014 and June 29, 2013, respectively.

There were 2,276,901 and 5,540,636 anti-dilutive equity awards for the 26-week periods ended June 28, 2014 and June 29, 2013, respectively.

There were 123,793 and 43,833 shares issued as a result of exercises of equity awards for the 13-week periods ended June 28, 2014 and June 29, 2013, respectively.

There were 365,577 and 110,551 shares issued as a result of exercises of equity awards for the 26-week periods ended June 28, 2014 and June 29, 2013, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended June 28, 2014

Net sales	$106,059	$150,678	$73,780	$350,036	$97,295	$777,848
Operating income	$35,281	$62,872	$17,657	$74,642	$28,302	$218,754
Income before taxes	$33,723	$58,839	$16,406	$70,473	$29,279	$208,720

13-Weeks Ended June 29, 2013

Net sales	$106,856	$84,216	$72,748	$344,701	$88,042	$696,563
Operating income	$44,842	$29,641	$14,411	$60,444	$20,548	$169,886
Income before taxes	$49,937	$33,360	$18,513	$82,679	$22,096	$206,585

26-Weeks Ended June 28, 2014

Net sales	$190,044	$250,965	$133,783	$592,988	$193,289	$1,361,069
Operating income	$58,964	$96,384	$21,467	$105,206	$57,102	$339,123
Income before taxes	$61,827	$96,361	$23,051	$110,620	$59,328	$351,187

26-Weeks Ended June 29, 2013

Net sales	$183,022	$156,653	$123,044	$597,290	$168,511	$1,228,520
Operating income	$66,430	$49,533	$11,971	$80,476	$41,402	$249,812
Income before taxes	$72,440	$53,248	$16,480	$102,660	$43,391	$288,219

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 28, 2014 and June 29, 2013. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
June 29, 2014
Net sales to external customers	$716,156	$123,883	$521,030	$1,361,069
Property and equipment, net	$255,422	$120,369	$52,691	$428,482

June 29, 2013
Net sales to external customers	$669,349	$111,994	$447,177	$1,228,520
Property and equipment, net	$232,180	$123,814	$54,539	$410,533

5.	Warranty Reserves

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

	13-Weeks Ended
	June 28,	June 29,
	2014	2013

Balance - beginning of the period	$25,016	$34,654
Accrual for products sold	11,806	9,006
Expenditures	(9,473)	(9,372)
Balance - end of the period	$27,349	$34,288

	26-Weeks Ended
	June 28,	June 29,
	2014	2013

Balance - beginning of the period	$26,767	$37,301
Accrual for products sold	21,291	18,192
Expenditures	(20,709)	(21,205)
Balance - end of the period	$27,349	$34,288

6.	Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $240,331 over the next five years.

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

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier repaid the loan in four installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of June 28, 2014, the Company had received all repayments and the loan receivable is now $0.

7. Income Taxes

Our income tax expense decreased by $7,357, to $26,737 for the 13-week period ended June 28, 2014, from $34,094 for the 13-week period ended June 29, 2013.  The effective tax rate was 12.8% in the second quarter of 2014 compared to 16.5% in the second quarter of 2013.  The second quarter 2014 effective tax rate decreased as compared to second quarter 2013 due to favorable income mix across tax jurisdictions partially offset by the expiration of certain Taiwan tax holidays, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5,190 and $9,957, respectively, in second quarter 2014 and second quarter 2013.

Our income tax expense increased by $23,325, to $50,387 for the first half of 2014, from $27,062 for the first half of 2013.  The effective tax rate was 14.3% in the first half of 2014 compared to 9.4% in the first half of 2013.  The first half 2014 effective tax rate increased as compared to first half of 2013 due to the expiration of certain Taiwan tax holidays, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases partially offset by favorable income mix across tax jurisdictions.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $10,985 and $26,493, respectively, in the first half of 2014 and the first half of 2013. Also, contributing to the lower rate in the first half of 2013 is the impact of $6,301 of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of June 28, 2014

Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$380,211	$-	$380,211	$-
Obligations of states and political subdivisions	600,823	-	600,823	-
Corporate bonds	517,867	-	517,867	-
Common stocks	30,850	30,850	-	-
Other	87,253	-	87,253	-
Total	$1,617,004	$30,850	$1,586,154	$-

	Fair Value Measurements as
	of December 28, 2013

Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$437,330	$-	$437,330	$-
Obligations of states and political subdivisions	647,354	-	647,354	-
Corporate bonds	457,148	-	457,148	-
Common stocks	29,854	29,854	-	-
Other	80,282	-	80,282	-
Total	$1,651,968	$29,854	$1,622,114	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of June 28, 2014
					Estimated Fair
		Gross	Gross	Gross	Value (Net
		Unrealized	Unrealized	Unrealized	Carrying
	Amortized Cost	Gains	Losses-OTTI(1)	Losses-Other (2)	Amount)
Mortgage-backed securities	$388,065	$2,408	$(5,392)	$(4,870)	$380,211
Obligations of states and political subdivisions	611,731	1,381	(12,244)	(45)	600,823
U.S. corporate bonds	521,141	976	(4,040)	(210)	517,867
Common stocks	30,392	473	(15)	-	30,850
Other	84,911	2,390	(48)	-	87,253
Total	$1,636,240	$7,628	$(21,739)	$(5,125)	$1,617,004

	Available-For-Sale Securities as
	of December 28, 2013
					Estimated Fair
			Gross	Gross	Value (Net
		Gross	Unrealized	Unrealized	Carrying
	Amortized Cost	Unrealized Gains	Losses-OTTI(1)	Losses-Other(2)	Amount)
Mortgage-backed securities	$461,054	$2,692	$(22,614)	$(3,802)	$437,330
Obligations of states and political subdivisions	673,529	1,601	(27,509)	(267)	647,354
U.S. corporate bonds	463,437	1,050	(7,031)	(308)	457,148
Common stocks	24,540	5,413	(99)	-	29,854
Other	78,059	2,326	(103)	-	80,282
Total	$1,700,619	$13,082	$(57,356)	$(4,377)	$1,651,968

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity. The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2014 and 2013, the Company did not record any material impairment charges on its outstanding securities.

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

The 10 Year Treasury Bond Yield decreased in 2014, resulting in a balance of $21,739 and $5,125 of gross other-than-temporary impairment and other unrealized losses on marketable securities at June 28, 2014. The amortized cost and estimated fair value of the securities at an unrealized loss position at June 28, 2014 were $1,026,696 and $999,832, respectively. Approximately 43% of securities in our portfolio were at an unrealized loss position at June 28, 2014. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 28, 2014. There was an immaterial amount of unrealized losses related to securities that had been in a continuous unrealized loss position for 12 months or longer as of December 28, 2013.

	As of June 28, 2014
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities	$(446)	$57,696	$(9,816)	$204,669
Obligations of states and political subdivisions	(468)	82,370	(11,821)	318,318
Corporate bonds	(2,005)	232,032	(2,245)	83,073
Common stocks	(15)	5,797	-	-
Other	(35)	12,705	(13)	3,172
Total	$(2,969)	$390,600	$(23,895)	$609,232

The amortized cost and estimated fair value of marketable securities at June 28, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$161,024	$160,901
Due after one year through five years	754,105	752,589
Due after five years through ten years	209,953	205,152
Due after ten years	443,137	427,560
Other (No contractual maturity dates)	68,021	70,802
	$1,636,240	$1,617,004

9. Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares.  A Rule 10b5-1 plan was adopted and allows the repurchase of its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  The share repurchase authorization expires on December 31, 2014.  As of June 28, 2014, the Company had repurchased 4,275,879 shares using cash of $220,899.  There remains approximately $79,101 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 28, 2014:

	13-Weeks Ended June 28, 2014
		Unrealized Gains
	Foreign Currency	(Losses) on
	Translation	Available for Sale
	Adjustment	Securities	Total
Balance - beginning of period	$69,845	$(34,543)	$35,302
Other comprehensive income before reclassification	22,757	15,641	38,398
Amounts reclassified from accumulated other comprehensive income	-	(407)	(407)
Net current-period other comprehensive income	22,757	15,234	37,991
Balance - end of period	$92,602	$(19,309)	$73,293

	26-Weeks Ended June 28, 2014
		Unrealized Gains
	Foreign Currency	(Losses) on
	Translation	Available for Sale
	Adjustment	Securities	Total
Balance - beginning of period	$85,363	$(47,322)	$38,041
Other comprehensive income before reclassification	7,239	27,860	35,099
Amounts reclassified from accumulated other comprehensive income	-	153	153
Net current-period other comprehensive income	7,239	28,013	35,252
Balance - end of period	$92,602	$(19,309)	$73,293

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 28, 2014:

13-Weeks Ended June 28, 2014
Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net Income is
Comprehensive Income Components	Income	Presented

Unrealized gains (losses) on available-for-sale securities	$682	Other income (expense)
	(275)	Income tax (provision) benefit
	$407	Net of tax

26-Weeks Ended June 28, 2014
Amount Reclassified
	from Accumulated	Affected Line Item in the
Details about Accumulated Other	Other Comprehensive	Statement Where Net Income is
Comprehensive Income Components	Income	Presented

Unrealized gains (losses) on available-for-sale securities	$(192)	Other income (expense)
	39	Income tax (provision) benefit
	$(153)	Net of tax

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2016 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of adopting this new guidance on the Company’s financial statements.

12. Subsequent events

On July 24, 2014, Garmin’s Board of Directors approved an intercompany restructuring that will move certain U.S. subsidiaries out from under our Taiwanese subsidiary.  This change in corporate structure will provide access to historical earnings that were previously permanently reinvested, and will allow us to efficiently repatriate future earnings to fund dividends, share repurchases, and acquisitions.  In order to change our corporate structure and access historical earnings, Garmin will make one-time cash tax payments of approximately $300,000 over the next year.

On June 30, 2014, the acquisition of Fusion Electronics Limited and its subsidiaries was completed. The new company will be known as Garmin New Zealand Limited and will operate as “Fusion Entertainment”. This acquisition is not material, therefore supplemental pro forma information will not be presented.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 28, 2014	June 29, 2013

Net sales	100%	100%
Cost of goods sold	43%	45%
Gross profit	57%	55%
Advertising	4%	4%
Selling, general and administrative	12%	13%
Research and development	13%	14%
Total operating expenses	29%	31%
Operating income	28%	24%
Other income (expense), net	-1%	5%
Income before income taxes	27%	29%
Provision/(benefit) for income taxes	4%	4%
Net income	23%	25%

	26-Weeks Ended
	June 28, 2014	June 29, 2013

Net sales	100%	100%
Cost of goods sold	43%	46%
Gross profit	57%	54%
Advertising	4%	5%
Selling, general and administrative	14%	14%
Research and development	14%	15%
Total operating expenses	32%	34%
Operating income	25%	20%
Other income (expense), net	1%	3%
Income before income taxes	26%	23%
Provision for income taxes	4%	2%
Net income	22%	21%

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

Garmin Ltd. And Subsidiaries

Net Sales, Operating Income and Income before Taxes by Segment (Unaudited)

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended June 28, 2014

Net sales	$106,059	$150,678	$73,780	$350,036	$97,295	$777,848
Operating income	$35,281	$62,872	$17,657	$74,642	$28,302	$218,754
Income before taxes	$33,723	$58,839	$16,406	$70,473	$29,279	$208,720

13-Weeks Ended June 29, 2013

Net sales	$106,856	$84,216	$72,748	$344,701	$88,042	$696,563
Operating income	$44,842	$29,641	$14,411	$60,444	$20,548	$169,886
Income before taxes	$49,937	$33,360	$18,513	$82,679	$22,096	$206,585

26-Weeks Ended June 28, 2014

Net sales	$190,044	$250,965	$133,783	$592,988	$193,289	$1,361,069
Operating income	$58,964	$96,384	$21,467	$105,206	$57,102	$339,123
Income before taxes	$61,827	$96,361	$23,051	$110,620	$59,328	$351,187

26-Weeks Ended June 29, 2013

Net sales	$183,022	$156,653	$123,044	$597,290	$168,511	$1,228,520
Operating income	$66,430	$49,533	$11,971	$80,476	$41,402	$249,812
Income before taxes	$72,440	$53,248	$16,480	$102,660	$43,391	$288,219

Comparison of 13-Weeks Ended June 28, 2014 and June 29, 2013

(Dollar amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$106,059	14%	$106,856	15%	$(797)	-1%
Fitness	150,678	19%	84,216	12%	66,462	79%
Marine	73,780	9%	72,748	10%	1,032	1%
Automotive/Mobile	350,036	45%	344,701	50%	5,335	2%
Aviation	97,295	13%	88,042	13%	9,253	11%
Total	$777,848	100%	$696,563	100%	$81,285	12%

Net sales increased 12% for the 13-week period ended June 28, 2014 when compared to the year-ago quarter. All segments, excluding outdoor, grew in the quarter. Automotive/mobile revenue remains the largest portion of our revenue mix at 45% in the second quarter of 2014 compared to 50% in the second quarter of 2013.

Total unit sales increased 6% to 3,841 in the second quarter of 2014 from 3,631 in the same period of 2013. Unit sales volume growth in the second quarter of fiscal 2014 was primarily driven by fitness with partially offsetting declines in automotive/mobile.

Automotive/mobile segment revenue increased 2% from the year-ago quarter, as an 8% volume decline was offset by average selling price (ASP) improvement, amortization of previously deferred revenue exceeding current period revenue deferrals and growth in auto OEM revenues. Revenues in our fitness segment increased 79% from the year-ago quarter on the strength of vívofit™, our first fitness band, and recent biking and running product introductions. Aviation revenues increased 11% from the year-ago quarter as OEM market share gains contributed to growth. Outdoor revenues decreased 1% from the year-ago quarter due to the strong golf sales in second quarter 2013 which were not repeated in the current quarter due to timing of product introductions. Revenues in our marine segment increased 1% as the overall industry slowed.

Cost of Goods Sold

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$41,391	39%	$36,469	34%	$4,922	13%
Fitness	52,615	35%	29,145	35%	23,470	81%
Marine	31,244	42%	31,810	44%	(566)	-2%
Automotive/Mobile	182,443	52%	189,338	55%	(6,895)	-4%
Aviation	25,670	26%	26,161	30%	(491)	-2%
Total	$333,363	43%	$312,923	45%	$20,440	7%

Cost of goods sold increased 7% in absolute dollars for the 13-week period ended June 28, 2014 when compared to the year ago quarter. The increase was driven by growth in fitness and outdoor partially offset by declines in the remaining segments. Fitness cost of goods increased due to the significant sales growth as described above while gross margins were consistent. Outdoor cost of goods increased due to inventory reserves for certain products.

As a percentage of revenue, cost of goods sold decreased 210 basis points from the year ago quarter with improvement or stability in each segment, excluding outdoor as mentioned above. The automotive/mobile improvement of 280 basis points was primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the second quarter of 2014. The marine margin improvement was primarily related to product mix shifting toward new products and ASP improvement. Aviation margin improvement was primarily due to increased contribution of software sales which carry a higher margin.

Gross Profit

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$64,668	61%	$70,387	66%	$(5,719)	-8%
Fitness	98,063	65%	55,071	65%	42,992	78%
Marine	42,536	58%	40,938	56%	1,598	4%
Automotive/Mobile	167,593	48%	155,363	45%	12,230	8%
Aviation	71,625	74%	61,881	70%	9,744	16%
Total	$444,485	57%	$383,640	55%	$60,845	16%

Gross profit dollars in the second quarter of 2014 increased 16% while gross profit margin increased 210 basis points compared to the second quarter of 2013 with all segments stable or improving, excluding outdoor. The automotive/mobile gross margin improved to 48% driven by the amortization of previously deferred high margin revenues, as discussed above. Fitness, marine and aviation also recorded improved or stable gross margins, as discussed above. Outdoor gross profit margins and dollars declined, as discussed above.

Advertising Expense

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$9,019	9%	$5,080	5%	$3,939	78%
Fitness	8,996	6%	6,963	8%	2,033	29%
Marine	3,035	4%	3,806	5%	(771)	-20%
Automotive/Mobile	12,571	4%	12,559	4%	12	0%
Aviation	1,297	1%	1,075	1%	222	21%
Total	$34,918	4%	$29,483	4%	$5,435	18%

Advertising expense increased 18% in absolute dollars while increasing 30 basis points as a percent of revenues. The increase in absolute dollars occurred primarily in outdoor and fitness to support new product introductions and was partially offset by decreased spending in marine in the current quarter due to timing of expenditures during the first half of 2014.

Selling, General and Administrative Expense

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$12,979	12%	$14,363	13%	$(1,384)	-10%
Fitness	17,909	12%	11,605	14%	6,304	54%
Marine	9,924	13%	10,674	15%	(750)	-7%
Automotive/Mobile	45,470	13%	46,744	14%	(1,274)	-3%
Aviation	6,127	6%	4,653	5%	1,474	32%
Total	$92,409	12%	$88,039	13%	$4,370	5%

Selling, general and administrative expense increased 5% in absolute dollars and declined 80 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily related to bad debt and additional marketing costs. The aviation increase was primarily driven by bad debt expense. Variances by segment, excluding aviation, are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$7,389	7%	$6,102	6%	$1,287	21%
Fitness	8,286	5%	6,862	8%	1,424	21%
Marine	11,920	16%	12,047	17%	(127)	-1%
Automotive/Mobile	34,910	10%	35,616	10%	(706)	-2%
Aviation	35,899	37%	35,605	40%	294	1%
Total	$98,404	13%	$96,232	14%	$2,172	2%

Research and development expense increased 2% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $2.2 million when compared with the year-ago quarter but decreased as a percent of revenue. Fitness and outdoor increased to support new product initiatives while the remaining segments did not change materially.

Operating Income

	13-weeks ended June 28, 2014		13-weeks ended June 29, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$35,281	33%	$44,842	42%	$(9,561)	-21%
Fitness	62,872	42%	29,641	35%	33,231	112%
Marine	17,657	24%	14,411	20%	3,246	23%
Automotive/Mobile	74,642	21%	60,444	18%	14,198	23%
Aviation	28,302	29%	20,548	23%	7,754	38%
Total	$218,754	28%	$169,886	24%	$48,868	29%

Operating income increased 29% in absolute dollars and 370 basis points as a percent of revenue when compared to the second quarter of 2013. Revenue growth, an improving gross margin percentage and reduced operating expenses as a percentage of revenue, as discussed above, contributed to the growth.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 28, 2014	June 29, 2013
Interest Income	$9,670	$8,179
Foreign Currency Exchange	(20,378)	27,451
Other	674	1,069
Total	$(10,034)	$36,699

The average return on cash and investments during the second quarter of 2014 and 2013 was unchanged at 1.4%. The increase in interest income is attributable to a higher cash balance.

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

The majority of the $20.4 million currency loss in the second quarter of 2014 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar. The strengthening of the U.S. Dollar compared to the Euro contributed a loss as well, which was partially offset by the U.S. Dollar weakening compared to the British Pound Sterling. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the second quarter of 2014, the U.S. Dollar weakened 2.0% compared to the Taiwan Dollar resulting in a loss of $18.3 million. In addition, the U.S. Dollar strengthened 0.8% compared to the Euro and weakened 2.5% compared to the British Pound Sterling resulting in a net loss of $2.2 million. The remaining net currency gain of $0.1 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense decreased by $7.4 million, to $26.7 million for the 13-week period ended June 28, 2014, from $34.1 million for the 13-week period ended June 29, 2013.  The effective tax rate was 12.8% in the second quarter of 2014 compared to 16.5% in the second quarter of 2013.  The second quarter 2014 effective tax rate decreased as compared to second quarter 2013 due to favorable income mix across tax jurisdictions partially offset by the expiration of certain Taiwan tax holidays, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5.2 million and $10.0 million, respectively, in second quarter 2014 and second quarter 2013.

Net Income

As a result of the above, net income increased 6% for the 13-week period ended June 28, 2014 to $182.0 million compared to $172.5 million for the 13-week period ended June 29, 2013.

Comparison of 26-Weeks Ended June 28, 2014 and June 29, 2013

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$190,044	14%	$183,022	15%	$7,022	4%
Fitness	250,965	18%	156,653	13%	94,312	60%
Marine	133,783	10%	123,044	10%	10,739	9%
Automotive/Mobile	592,988	44%	597,290	48%	(4,302)	-1%
Aviation	193,289	14%	168,511	14%	24,778	15%
Total	$1,361,069	100%	$1,228,520	100%	$132,549	11%

Net sales increased 11% for the 26-week period ended June 29, 2013 when compared to the year-ago period. The increase was driven by growth in all segments excluding the automotive/mobile segment which posted a 1% decline. Automotive/mobile revenue remains the largest portion of our revenue mix at 44% in the first half of 2014 compared to 48% in the first half of 2013.

Total unit sales increased 3% to 6,340 in the first half of 2014 from 6,122 in the same period of 2013. The increase in unit sales volume was attributable to fitness and aviation volumes partially offset by declines in each of the other segments.

Automotive/mobile segment revenue decreased 1% from the year-ago period, as volumes decreased 10% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first half of 2014 and increased auto OEM contribution with a higher ASP. Fitness revenues increased 60% on the strength of vívofit™, our first fitness band, and recent biking and running product introductions. Aviation revenues increased 15% from the year-ago period as OEM market share gains and aftermarket products contributed to growth. Outdoor revenues increased 4% from the year-ago period due to recently introduced products including action cameras and wearables. Revenues in our marine segment increased 9% as the contribution from new products was partially offset by a weak global marine electronics industry.

Cost of Goods Sold

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$74,466	39%	$68,160	37%	$6,306	9%
Fitness	88,817	35%	56,614	36%	32,203	57%
Marine	60,195	45%	58,759	48%	1,436	2%
Automotive/Mobile	311,604	53%	334,807	56%	(23,203)	-7%
Aviation	50,668	26%	50,407	30%	261	1%
Total	$585,750	43%	$568,747	46%	$17,003	3%

Cost of goods sold increased 3% in absolute dollars for the first half of 2014 when compared to the year ago period. The increase was driven primarily by growth in fitness and outdoor partially offset by declines in automotive/mobile. Fitness cost of goods increased due to the significant sales growth as described above while gross margins were relatively consistent. Outdoor cost of goods increased due to inventory reserves for certain products.

As a percentage of revenue, cost of goods sold decreased 330 basis points from the year ago period with improvement in each segment, excluding outdoor as mentioned above. The automotive/mobile improvement of 350 basis points was primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the first half of 2014. The marine margin improvement was primarily related to product mix shifting toward new products and ASP improvement. Aviation margin improvement was primarily due to increased software sales.

Gross Profit

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$115,578	61%	$114,862	63%	$716	1%
Fitness	162,148	65%	100,039	64%	62,109	62%
Marine	73,588	55%	64,285	52%	9,303	14%
Automotive/Mobile	281,384	47%	262,483	44%	18,901	7%
Aviation	142,621	74%	118,104	70%	24,517	21%
Total	$775,319	57%	$659,773	54%	$115,546	18%

Gross profit dollars in the first half of 2014 increased 18% while gross profit margin increased 330 basis points compared to the first half of 2013 with all segments stable or improving, excluding outdoor. The automotive/mobile gross margin improved to 47% driven by the amortization of previously deferred high margin revenues, as discussed above. Fitness, marine and aviation also recorded improved or stable gross margins, as discussed above. Outdoor gross profit margins declined slightly due to inventory reserves, as discussed above.

Advertising Expense

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$14,196	7%	$8,190	4%	$6,006	73%
Fitness	14,864	6%	12,603	8%	2,261	18%
Marine	7,197	5%	6,859	6%	338	5%
Automotive/Mobile	19,978	3%	21,769	4%	(1,791)	-8%
Aviation	3,111	2%	2,311	1%	800	35%
Total	$59,346	4%	$51,732	4%	$7,614	15%

Advertising expense increased 15% in absolute dollars and 10 basis points as a percent of revenue compared to the year-ago period. The increase occurred primarily in outdoor and fitness to support new product introductions partially offset by a decrease in automotive/mobile driven by reduced cooperative advertising associated with lower PND volumes.

Selling, General and Administrative Expenses

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$27,723	15%	$28,254	15%	$(531)	-2%
Fitness	33,991	14%	24,430	16%	9,561	39%
Marine	21,706	16%	21,583	18%	123	1%
Automotive/Mobile	87,017	15%	90,264	15%	(3,247)	-4%
Aviation	11,845	6%	9,776	6%	2,069	21%
Total	$182,282	13%	$174,307	14%	$7,975	5%

Selling, general and administrative expense increased 5% in absolute dollars and decreased 80 basis points as a percent of revenues compared to the year-ago period. The increase is primarily related to legal fees, bad debt expense, occupancy costs and additional marketing costs. The increase in aviation is primarily related to an increase in bad debt expense. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$14,695	8%	$11,988	7%	$2,707	23%
Fitness	16,909	7%	13,473	9%	3,436	26%
Marine	23,218	17%	23,872	19%	(654)	-3%
Automotive/Mobile	69,183	12%	69,974	12%	(791)	-1%
Aviation	70,563	37%	64,615	38%	5,948	9%
Total	$194,568	14%	$183,922	15%	$10,646	6%

Research and development expense increased 6% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago period. In absolute dollars, research and development costs increased $10.6 million when compared with the year-ago period but decreased slightly as a percent of revenue. Aviation had the largest increase in absolute dollars as we are investing heavily in OEM opportunities. Within outdoor and fitness, we are focused on product development and also exploring new categories. Marine and automotive/mobile investment declined due to efforts to allocate research and development spending to areas with the highest growth potential.

Operating Income

	26-weeks ended June 28, 2014		26-weeks ended June 29, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$58,964	31%	$66,430	36%	$(7,466)	-11%
Fitness	96,384	38%	49,533	32%	46,851	95%
Marine	21,467	16%	11,971	10%	9,496	79%
Automotive/Mobile	105,206	18%	80,476	13%	24,730	31%
Aviation	57,102	30%	41,402	25%	15,700	38%
Total	$339,123	25%	$249,812	20%	$89,311	36%

Operating income increased 36% in absolute dollars and 460 basis points as a percent of revenue when compared to the year-ago period. Revenue growth, an improving gross margin percentage and reduced operating expenses as a percentage of revenue, as discussed above, contributed to the growth.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 28, 2014	June 29, 2013
Interest Income	$19,437	17,077
Foreign Currency Exchange	(7,563)	19,102
Other	190	2,228
Total	$12,064	$38,407

The average return on cash and investments during the first half of 2014 was 1.3% compared to 1.4% during the same period of 2013. The increase in interest income is attributable to increasing cash balances partially offset by a slight decrease in interest rates.

The majority of the $7.6 million currency loss in the first half of 2014 was due to the weakening of the U.S. Dollar compared to the Taiwan Dollar. The strengthening of the U.S. Dollar compared to the Euro contributed a loss as well, which was partially offset by the U.S. Dollar weakening compared to the British Pound Sterling. During the first half of 2014, the U.S. Dollar weakened 0.5% compared to the Taiwan Dollar resulting in a loss of $4.9 million. In addition, the U.S. Dollar strengthened 0.9% compared to the Euro and weakened 3.4% compared to the British Pound Sterling resulting in a net loss of $2.9 million. The remaining net currency gain of $0.2 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense increased by $23.3 million, to $50.4 million for the first half of 2014, from $27.1 million for the first half of 2013.  The effective tax rate was 14.3% in the first half of 2014 compared to 9.4% in the first half of 2013.  The first half 2014 effective tax rate increased as compared to first half of 2013 due to the expiration of certain Taiwan tax holidays, the expiration of the Federal Research & Development Tax Credit on December 31, 2013 and reduced reserve releases partially offset by favorable income mix across tax jurisdictions.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $11.0 million and $26.5 million, respectively, in the first half of 2014 and the first half of 2013. Also, contributing to the lower rate in the first half of 2013 is the impact of $6.3 million of research and development tax credits related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the above, net income increased 15% for the 26-week period ended June 28, 2014 to $300.8 million compared to $261.2 million for the 26-week period ended June 29, 2013.

Liquidity and Capital Resources

Operating Activities

	26-Weeks Ended
	June 28,	June 29,
(In thousands)	2014	2013
Net cash provided by operating activities	$235,352	$263,661

The $28.3 million decrease in cash provided by operating activities in the first half of 2014 compared to the first half of 2013 was primarily due to the following:

•	inventories, net providing $45.3 million less cash primarily due to new product categories and increasing product demand partially offset by increased reserves for obsolete and slow moving inventories
•	accounts receivable providing $45.3 million less cash primarily due to the timing of increasing sales in the first half of 2014
•	deferred revenue/costs providing $34.9 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	accounts payable providing $14.1 million less cash primarily due to the impact of higher revenues and associated expenses in the first half of 2014

Partially offset by:

•	net income increasing by $39.6 million as discussed in the Results of Operations section above
•	the impact of increasing unrealized foreign currency losses providing $23.5 million more cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	other current and non-current liabilities providing $19.4 million more cash due to lower 2013 royalty costs on decreased revenues and the timing of such payments
•	income taxes payable providing $17.6 million more cash due to the timing of disbursements and
•	other current and noncurrent assets providing $10.1 million more cash primarily due to timing of sponsorship payments

Investing Activities

	26-Weeks Ended
	June 28,	June 29,
(In thousands)	2014	2013
Net cash provided by (used in) investing activities	$155,665	$(130,220)

The $285.9 million increase in cash provided by investing activities in the first half of 2014 compared to the first half of 2013 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in the current year period compared to a cash advance associated with the same commitment of $82.0 million in the prior year period

Partially offset by:

•	increased net investments in marketable securities of $74.4 million and
•	increased purchases of property and equipment of $7.0 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first half 2014 and 2013 were approximately 1.3% and 1.4%, respectively.

Financing Activities

	26-Weeks Ended
	June 28,	June 29,
(In thousands)	2014	2013
Net cash used in financing activities	$(334,350)	$(276,092)

The $58.3 million increase in cash used in financing activities in the first half of 2014 compared to the first half of 2013 was primarily due to the following:

•	increased purchase of treasury stock of $149.0 million under a share repurchase authorization

Partially offset by:

•	decreased dividend payments of $88.3 million due to the timing of our calendar fourth quarter 2012 dividend occurring in our fiscal first quarter 2013

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

Interest Rate Risk

As of June 28, 2014, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 28, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 28, 2014 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. v. Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc.

On September 23, 2013 Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed suit in the United States District Court for the District of Oregon against Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). On October 22, 2013, Garmin filed its answer asserting that each asserted claim of the ‘565 patent, the ‘292 patent, the ’561 patent, and the ‘447 patent is invalid and/or not infringed. On May 23, 2014 the parties finalized a settlement agreement resolving this lawsuit.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. The plaintiffs’ response was filed on July 29, 2014. The defendants’ reply is due to be filed by September 15, 2014. Although there can be no assurance that an unfavorable outcome of the Harbinger and LightSquared Lawsuits would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

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

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed and intends to vigorously defend the complaint.

In the Matter of Certain Marine Sonar Imaging Devices, Products Containing the Same, and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and intends to vigorously defend this action.

In the Matter of Certain Navigation Products, Including GPS Devices, Navigation and Display Systems, Radar Systems, Navigational Aids, Mapping Systems and Related Software

On September 23, 2013, Furuno Electric Co., Ltd. and Furuno U.S.A., Inc. filed a complaint with the United States International Trade Commission against several companies, including Garmin Ltd., Garmin International, Inc., Garmin North America, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin and the other respondents of U.S. Patent Nos. 6,084,565 (“the ‘565 patent”), 6,424,292 (“the ‘292 patent”), 7,161,561 (“the ‘561 patent”), and 7,768,447 (“the ‘447 patent”). On December 3, 2013, Garmin filed its response asserting that each asserted claim of the ‘565 patent, the ‘292 patent, the ‘561 patent, and the ‘447 patent is invalid and/or not infringed. On May 23, 2014 the parties finalized a settlement agreement resolving this matter.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

On July 17, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed suit in the United States District Court for the Middle District of Alabama, Northern Division, against Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois. The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated. The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment. Garmin believes that plaintiff Andrea Katz’s claims were mooted prior to the lawsuit being re-filed. On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah. Garmin sought reconsideration of that order. On February 13, 2014, the court ordered the parties to brief a dispositive motion concerning whether Andrea Katz had legal standing at the time she filed her second action. After Garmin filed a motion to dismiss, Andrea Katz voluntarily dismissed the litigation. On March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requests is the same. On March 31, 2014, Garmin filed a motion to transfer the Utah action back to the Northern District of Illinois. On April 17, 2014 the plaintiff filed an opposition to the motion to transfer. On May 1, 2014 Garmin filed a reply to the plaintiff’s opposition. A hearing on Garmin’s motion to transfer has been scheduled for September 26, 2014. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”);; and 8,605,550 (“the ’550 patent”). Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed and intends to vigorously defend this action.

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

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992 (the ‘992 patent); 7,593,812 (the ‘812 patent); 7,650,234; 7,702,455  (the ‘455 patent) and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit.  On March 6, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘992 patent with the U.S. Patent and Trademark Office (USPTO).  On July 2, 2014, the USPTO issued a non-final Office Action rejecting the identified claims of the ‘992 patent as invalid.  On May 14, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘812 patent with the USPTO.  On June 27, 2014, the USPTO granted Garmin’s request and found a substantial new question of patentability affecting the identified claims of the ‘812 patent. On July 24, 2014, the court issued an order denying Garmin’s motion for summary judgment of invalidity of the ‘992 patent and non-infringement of the ‘455 patent.  The court also granted Silver State’s motion to strike certain prior art from the litigation.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. By agreement of the parties, on October 29, 2012 this lawsuit was stayed pending the resolution of the investigation by the International Trade Commission in In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof. Such Investigation was terminated with a finding of no violation by Garmin but the plaintiffs have not moved to lift the stay of this lawsuit. On March 21, 2012, Technology Properties Limited LLC filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this action are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. On May 23, 2014 the special master held a hearing on the summary judgment motions. Prior to the hearing Visteon dropped its claim that Garmin infringes the ‘316 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material changes during the 13-week period ended June 28, 2014 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2014. The following table lists the Company’s share purchases during the second quarter of fiscal 2014:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended June 28, 2014	2,280,679	$56.73	2,280,679	$79,101

Total	2,280,679	$56.73	2,280,679	$79,101

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

Dated: July 30, 2014

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

