Form 10-Q
period 2014-09-27
GARMIN LTD
filed 2014-10-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

Number of shares outstanding of the registrant’s common shares as of October 27, 2014

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 27, 2014

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	Sept 27,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,154,558	$1,179,149
Marketable securities	151,366	149,862
Accounts receivable, net	478,722	564,586
Inventories, net	466,482	382,226
Deferred income taxes	59,186	69,823
Deferred costs	52,113	57,368
Loan receivable	-	137,379
Prepaid expenses and other current assets	59,058	55,243
Total current assets	2,421,485	2,595,636

Property and equipment, net	431,753	414,848

Marketable securities	1,453,047	1,502,106
Restricted cash	293	249
Noncurrent deferred income tax	84,345	88,324
Noncurrent deferred costs	35,272	41,157
Other intangible assets, net	221,566	219,494
Other assets	21,603	17,789
Total assets	$4,669,364	$4,879,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$144,882	$146,582
Salaries and benefits payable	67,496	59,794
Accrued warranty costs	26,543	26,767
Accrued sales program costs	38,699	50,903
Deferred revenue	210,621	256,908
Accrued royalty costs	52,558	64,538
Accrued advertising expense	23,480	19,448
Other accrued expenses	77,157	65,657
Deferred income taxes	6,823	989
Income taxes payable	197,846	38,043
Dividend payable	277,378	175,675
Total current liabilities	1,123,483	905,304

Deferred income taxes	36,073	1,758
Non-current income taxes	135,911	140,933
Non-current deferred revenue	136,025	171,012
Other liabilities	1,459	890

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 191,227 shares outstanding at September 27, 2014 and 195,150 shares outstanding at December 28, 2013	1,797,435	1,797,435
Additional paid-in capital	92,144	79,263
Treasury stock	(350,063)	(120,620)
Retained earnings	1,649,727	1,865,587
Accumulated other comprehensive income	47,170	38,041
Total stockholders' equity	3,236,413	3,659,706
Total liabilities and stockholders' equity	$4,669,364	$4,879,603

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2014	2013	2014	2013
Net sales	$706,283	$643,637	$2,067,352	$1,872,156

Cost of goods sold	308,037	290,748	893,788	859,494

Gross profit	398,246	352,889	1,173,564	1,012,662

Advertising expense	33,112	26,251	92,457	77,983
Selling, general and administrative expense	90,632	86,462	272,914	260,769
Research and development expense	98,998	88,427	293,567	272,349
Total operating expense	222,742	201,140	658,938	611,101

Operating income	175,504	151,749	514,626	401,561

Other income (expense):
Interest income	9,344	8,435	28,781	25,512
Foreign currency gains (losses)	(12,703)	(822)	(20,266)	18,280
Other	517	1,438	707	3,666
Total other income (expense)	(2,842)	9,051	9,222	47,458

Income before income taxes	172,662	160,800	523,848	449,019

Income tax provision (benefit)	319,496	(26,869)	369,882	192

Net income (loss)	$(146,834)	$187,669	$153,966	$448,827

Net income (loss) per share:
Basic	$(0.76)	$0.96	$0.79	$2.30
Diluted	$(0.76)	$0.96	$0.79	$2.29

Weighted average common shares outstanding:
Basic	192,239	195,325	193,700	195,488
Diluted	192,239	196,300	194,763	196,312

Dividends declared per share			$1.92	$1.80

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2014	2013	2014	2013
Net income (loss)	$(146,834)	$187,669	$153,966	$448,827
Translation adjustment	(22,791)	13,379	(15,552)	(24,177)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(3,332)	(6,441)	24,681	(42,596)
Comprehensive income (loss)	$(172,957)	$194,607	$163,095	$382,054

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	Sept 27,	Sept 28,
	2014	2013
Operating Activities:
Net income	$153,966	$448,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,860	36,840
Amortization	19,705	23,629
(Gain) loss on sale of property and equipment	(742)	41
Provision for doubtful accounts	778	1,023
Deferred income taxes	55,235	2,851
Unrealized foreign currency loss (gain)	22,610	(17,273)
Provision for obsolete and slow moving inventories	21,051	15,965
Stock compensation expense	18,988	15,608
Realized loss (gain) on marketable securities	685	(2,963)
Changes in operating assets and liabilities:
Accounts receivable	74,323	128,098
Inventories	(107,273)	(44,337)
Other current and non-current assets	1,528	(18,329)
Accounts payable	(3,209)	21,936
Other current and non-current liabilities	(1,997)	(60,719)
Deferred revenue	(80,712)	(22,613)
Deferred cost	11,136	(57)
Income taxes payable	155,762	(48,256)
Net cash provided by operating activities	377,694	480,271

Investing activities:
Purchases of property and equipment	(54,829)	(41,325)
Proceeds from sale of property and equipment	748	65
Purchase of intangible assets	(9,422)	(1,574)
Purchase of marketable securities	(746,305)	(716,226)
Redemption of marketable securities	807,778	578,464
Proceeds from repayment (advances) on loan receivable	137,379	(173,708)
Change in restricted cash	(44)	584
Acquisitions, net of cash acquired	(18,871)	(5,686)
Net cash provided by (used in) investing activities	116,434	(359,406)

Financing activities:
Dividends paid	(268,023)	(263,857)
Purchase of treasury stock under share repurchase plan	(241,460)	(26,926)
Purchase of treasury stock related to equity awards	(11,274)	(7,430)
Proceeds from issuance of treasury stock related to equity awards	12,761	13,620
Tax benefit from issuance of equity awards	4,422	411
Net cash used in financing activities	(503,574)	(284,182)

Effect of exchange rate changes on cash and cash equivalents	(15,145)	837

Net decrease in cash and cash equivalents	(24,591)	(162,480)
Cash and cash equivalents at beginning of period	1,179,149	1,231,180
Cash and cash equivalents at end of period	$1,154,558	$1,068,700

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2014

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Garmin Ltd. (“Garmin” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 27, 2014 and September 28, 2013 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	September 27, 2014	December 28, 2013

Raw materials	$155,178	$131,408
Work-in-process	55,877	50,110
Finished goods	296,718	229,089
Inventory reserves	(41,291)	(28,381)
Inventory, net of reserves	$466,482	$382,226

3.	Earnings Per Share

The following tables set forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 27,	Sept 28,
	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$(146,834)	$187,669

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,239	195,325

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	-	975

Denominator for diluted net income per share – adjusted weighted-average common shares	192,239	196,300

Basic net income per share	$(0.76)	$0.96

Diluted net income per share	$(0.76)	$0.96

For the 13 weeks ended September 27, 2014, the effect of dilutive securities has been excluded because the effect would have been anti-dilutive.

There were 5,443 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) for the 13-week period ended September 28, 2013. There were 81 and 234 shares issued as a result of exercises of equity awards for the 13-week periods ended September 27, 2014 and September 28, 2013, respectively.

	39-Weeks Ended
	Sept 27,	Sept 28,
	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$153,966	$448,827

Denominator:
Denominator for basic net income per share – weighted-average co mmon shares	193,700	195,488

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,063	824

Denominator for diluted net income per share – adjusted weighted-average common shares	194,763	196,312

Basic net income per share	$0.79	$2.30

Diluted net income per share	$0.79	$2.29

There were 2,253 and 5,507 anti-dilutive equity awards for the 39-week periods ended September 27, 2014 and September 28, 2013, respectively. There were 446 and 344 shares issued as a result of exercises of equity awards for the 39-week periods ended September 27, 2014 and September 28, 2013, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto/Mobile, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended September 27, 2014

Net sales	$121,079	$116,171	$62,128	$307,558	$99,347	$706,283
Operating income	$51,382	$36,670	$5,452	$53,042	$28,958	$175,504
Income before taxes	$49,407	$34,625	$5,401	$55,736	$27,493	$172,662

13-Weeks Ended September 28, 2013

Net sales	$101,350	$81,007	$55,301	$322,520	$83,459	$643,637
Operating income	$44,107	$26,493	$4,118	$53,848	$23,183	$151,749
Income before taxes	$45,556	$27,938	$4,347	$58,144	$24,815	$160,800

39-Weeks Ended September 27, 2014

Net sales	$311,123	$367,137	$195,911	$900,545	$292,636	$2,067,352
Operating income	$110,345	$133,054	$26,919	$158,248	$86,060	$514,626
Income before taxes	$111,234	$130,985	$28,452	$166,356	$86,821	$523,848

39-Weeks Ended September 28, 2013

Net sales	$284,372	$237,660	$178,344	$919,810	$251,970	$1,872,156
Operating income	$110,538	$76,026	$16,089	$134,324	$64,584	$401,561
Income before taxes	$117,996	$81,186	$20,828	$160,803	$68,206	$449,019

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 27, 2014 and September 28, 2013. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 27, 2014
Net sales to external customers	$1,090,267	$195,225	$781,860	$2,067,352
Property and equipment, net	$263,581	$117,191	$50,981	$431,753

September 28, 2013
Net sales to external customers	$1,002,796	$176,524	$692,836	$1,872,156
Property and equipment, net	$235,520	$123,763	$54,392	$413,675

5.	Warranty Reserves

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

	13-Weeks Ended
	Sept 27,	Sept 28,
	2014	2013

Balance - beginning of the period	$27,349	$34,288
Accrual for products sold	8,512	10,884
Expenditures	(9,318)	(10,533)
Balance - end of the period	$26,543	$34,639

	39-Weeks Ended
	Sept 27,	Sept 28,
	2014	2013

Balance - beginning of the period	$26,767	$37,301
Accrual for products sold	29,803	29,076
Expenditures	(30,027)	(31,738)
Balance - end of the period	$26,543	$34,639

6.	Commitments and Contingencies

We are party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $220,299 over the next five years.

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

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft currently in development for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier repaid the loan in four installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of September 27, 2014, the Company had received all repayments and the loan receivable is now $0.

7.	Income Taxes

Our income tax expense increased by $346,365, to $319,496 for the 13-week period ended September 27, 2014, from a benefit of $26,869 for the 13-week period ended September 28, 2013.  Contributing to the significant increase were:

•	tax expense of $307,635 associated with the inter-company restructuring which is discussed below,
•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $24,400 in third quarter 2014 compared to releases of $52,180 in third quarter 2013,
•	unfavorable income mix across tax jurisdictions,
•	expiration of certain Taiwan tax holidays and
•	expiration of the Federal Research & Development Tax Credit on December 31, 2013.

Our income tax expense increased by $369,690, to $369,882 for the first three quarters of 2014, compared to $192 for the first three quarters of 2013.  Contributing to the significant increase were:

•	tax expense of $307,635 associated with the inter-company restructuring which is discussed below
•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $35,385 in the first three quarters of 2014 compared to releases of $78,272 in the first three quarters of 2013,
•	unfavorable income mix across tax jurisdictions,
•	expiration of certain Taiwan tax holidays,
•	expiration of the Federal Research & Development Tax Credit on December 31, 2013 and
•	research and development tax credits of $6,301 related to 2012 which were recognized when the related legislation was enacted in January 2013.

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure. This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings. As a result of the change in corporate structure, Garmin recorded tax expense of $307,635.  The first cash tax payment of $78,137 associated with the restructuring was made in the third quarter of 2014.  We anticipate paying approximately $185,000 in the second quarter of 2015.  The remainder of the accrued tax will be paid incrementally as the cash is repatriated.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 27, 2014
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$380,925	$-	$380,925	$-
Obligations of states and political subdivisions	554,176	-	554,176	-
Corporate bonds	551,687	-	551,687	-
Common stocks	30,267	30,267	-	-
Other	87,358	-	87,358	-
Total	$1,604,413	$30,267	$1,574,146	$-

	Fair Value Measurements as of December 29, 2013
Description	Total	Level 1	Level 2	Level 3

Mortgage-backed securities	$437,330	$-	$437,330	$-
Obligations of states and political subdivisions	647,354	-	647,354	-
Corporate bonds	457,148	-	457,148	-
Common stocks	29,854	29,854	-	-
Other	80,282	-	80,282	-
Total	$1,651,968	$29,854	$1,622,114	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI(1)	Gross Unrealized Losses-Other(2)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$390,093	$648	$(4,764)	(5,052)	$380,925
Obligations of states and political subdivisions	564,818	988	(11,345)	(285)	554,176
U.S. corporate bonds	556,931	649	(4,673)	(1,220)	551,687
Common stocks	30,918	75	(726)	-	30,267
Other	85,147	2,256	(45)	-	87,358
Total	$1,627,907	$4,616	$(21,553)	$(6,557)	$1,604,413

	Available-For-Sale Securities as of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI(1)	Gross Unrealized Losses-Other(2)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$461,054	$2,692	$(22,614)	$(3,802)	$437,330
Obligations of states and political subdivisions	673,529	1,601	(27,509)	(267)	647,354
U.S. corporate bonds	463,437	1,050	(7,031)	(308)	457,148
Common stocks	24,540	5,413	(99)	-	29,854
Other	78,059	2,326	(103)	-	80,282
Total	$1,700,619	$13,082	$(57,356)	$(4,377)	$1,651,968

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

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

The 10 Year Treasury Bond Yield decreased in 2014, resulting in a balance of $21,553 and $6,557 of gross other-than-temporary impairment and other unrealized losses on marketable securities at September 27, 2014. The amortized cost and estimated fair value of the securities at an unrealized loss position at September 27, 2014 were $1,216,948 and $1,188,838, respectively. Approximately 52% of securities in our portfolio were at an unrealized loss position at September 27, 2014. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 27, 2014. There was an immaterial amount of unrealized losses related to securities that had been in a continuous unrealized loss position for 12 months or longer as of December 28, 2013.

	As of September 27, 2014
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities	$(1,213)	$133,250	$(8,603)	$184,086
Obligations of states and political subdivisions	(400)	76,481	(11,230)	325,044
Corporate bonds	(3,840)	341,445	(2,053)	92,857
Common stocks	(726)	21,265	-	-
Other	(37)	12,948	(8)	1,462
Total	$(6,216)	$585,389	$(21,894)	$603,449

The amortized cost and estimated fair value of marketable securities at September 27, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$151,537	$151,366
Due after one year through five years	711,418	707,308
Due after five years through ten years	249,737	244,345
Due after ten years	446,676	431,333
Other (No contractual maturity dates)	68,539	70,061
	$1,627,907	$1,604,413

9.	Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares during the period ending December 31, 2014.  A Rule 10b5-1 plan was adopted and allowed the Company to repurchase its shares at times when it otherwise might have been prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.  As of September 27, 2014, the Company had repurchased 5,746 shares using cash of $300,000, and, as such, the Company has fully executed the authorized share repurchase plan.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 27, 2014:

	13-Weeks Ended Sept 27, 2014
	Foreign Currency Translation Adjustment	Gross Unrealized Losses on Available-for-Sale Securities-OTTI (1)	Net Unrealized Gains (Losses) on Available-for-Sale Securities-Other (2)	Total
Balance - beginning of period	$92,602	$(21,739)	$2,430	$73,293
Other comprehensive income before reclassification	(22,791)	186	(3,400)	(26,005)
Amounts reclassified from accumulated other comprehensive income	-	-	(118)	(118)
Net current-period other comprehensive income	(22,791)	186	(3,518)	(26,123)
Balance - end of period	$69,811	$(21,553)	$(1,088)	$47,170

	39-Weeks Ended Sept 27, 2014
	Foreign Currency Translation Adjustment	Gross Unrealized Losses on Available-for-Sale Securities-OTTI (1)	Net Unrealized Gains (Losses) on Available-for-Sale Securities-Other (2)	Total
Balance - beginning of period	$85,363	$(57,356)	$10,034	$38,041
Other comprehensive income before reclassification	(15,552)	35,803	(11,740)	8,511
Amounts reclassified from accumulated other comprehensive income	-	-	618	618
Net current-period other comprehensive income	(15,552)	35,803	(11,122)	9,129
Balance - end of period	$69,811	$(21,553)	$(1,088)	$47,170

(1)	Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents the change in unrealized gains/(losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 27, 2014:

13-Weeks Ended Sept 27, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$177	Other income (expense)
	(59)	Income tax (provision) benefit
	$118	Net of tax

39-Weeks Ended Sept 27, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(685)	Other income (expense)
	67	Income tax (provision) benefit
	$(618)	Net of tax

11. Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance were effective for reporting periods beginning after December 15, 2013. The implementation of the amended accounting guidance did not have a material impact on the Company’s financial statements.

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

12.	Acquisitions

In the third quarter of 2014, the Company acquired substantially all of the assets of Fusion Electronics Limited, a privately-held provider of integrated marine audio equipment, and certain of its subsidiaries, as well as the issued and outstanding capital stock of one of its subsidiaries. The acquisition was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Accordingly, the Company made an allocation of the purchase price at the acquisition date, based upon estimates of the fair value of the acquired assets and assumed liabilities using Level 3 inputs under the fair value hierarchy. The operating results of Fusion Electronics Limited since the acquisition date are included within the Marine segment of the consolidated financial statements.  The acquisition is not considered to be material; therefore, supplemental pro forma information is not presented.

13.	Subsequent events

No significant events occurred subsequent to the balance sheet date but prior to October 29, 2014 that would have a material impact on the financial statements.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (table may not foot due to rounding):

	13-Weeks Ended
	September 27, 2014	September 28, 2013

Net sales	100%	100%
Cost of goods sold	44%	45%
Gross profit	56%	55%
Advertising	5%	4%
Selling, general and administrative	13%	13%
Research and development	14%	14%
Total operating expenses	32%	31%
Operating income	25%	24%
Other income (expense), net	0%	1%
Income before income taxes	24%	25%
Provision/(benefit) for income taxes	45%	-4%
Net income	-21%	29%

	39-Weeks Ended
	September 27, 2014	September 28, 2013

Net sales	100%	100%
Cost of goods sold	43%	46%
Gross profit	57%	54%
Advertising	4%	4%
Selling, general and administrative	13%	14%
Research and development	14%	15%
Total operating expenses	32%	33%
Operating income	25%	21%
Other income (expense), net	0%	3%
Income before income taxes	25%	24%
Provision for income taxes	18%	0%
Net income	7%	24%

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

Garmin Ltd. And Subsidiaries

Net Sales, Operating Income and Income before Taxes by Segment (Unaudited)

	Reportable Segments
				Auto/
	Outdoor	Fitness	Marine	Mobile	Aviation	Total

13-Weeks Ended September 27, 2014

Net sales	$121,079	$116,171	$62,128	$307,558	$99,347	$706,283
Operating income	$51,382	$36,670	$5,452	$53,042	$28,958	$175,504
Income before taxes	$49,407	$34,625	$5,401	$55,736	$27,493	$172,662

13-Weeks Ended September 28, 2013

Net sales	$101,350	$81,007	$55,301	$322,520	$83,459	$643,637
Operating income	$44,107	$26,493	$4,118	$53,848	$23,183	$151,749
Income before taxes	$45,556	$27,938	$4,347	$58,144	$24,815	$160,800

39-Weeks Ended September 27, 2014

Net sales	$311,123	$367,137	$195,911	$900,545	$292,636	$2,067,352
Operating income	$110,345	$133,054	$26,919	$158,248	$86,060	$514,626
Income before taxes	$111,234	$130,985	$28,452	$166,356	$86,821	$523,848

39-Weeks Ended September 28, 2013

Net sales	$284,372	$237,660	$178,344	$919,810	$251,970	$1,872,156
Operating income	$110,538	$76,026	$16,089	$134,324	$64,584	$401,561
Income before taxes	$117,996	$81,186	$20,828	$160,803	$68,206	$449,019

Comparison of 13-Weeks Ended September 27, 2014 and September 28, 2013

(Dollar amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$121,079	17%	$101,350	16%	$19,729	19%
Fitness	116,171	16%	81,007	12%	35,164	43%
Marine	62,128	9%	55,301	9%	6,827	12%
Automotive/Mobile	307,558	44%	322,520	50%	(14,962)	-5%
Aviation	99,347	14%	83,459	13%	15,888	19%
Total	$706,283	100%	$643,637	100%	$62,646	10%

Net sales increased 10% for the 13-week period ended September 27, 2014 when compared to the year-ago quarter. All segments, excluding automotive/mobile, grew in the quarter. Automotive/mobile revenue remains the largest portion of our revenue mix at 44% in the third quarter of 2014 compared to 50% in the third quarter of 2013.

Total unit sales increased 13% to 3,679 in the third quarter of 2014 from 3,263 in the same period of 2013. Unit sales volume grew in all segments excluding automotive/mobile during the third quarter of fiscal 2014.

Automotive/mobile segment revenue decreased 5% from the year-ago quarter, as a 4% volume decline and slight average selling price (ASP) decline, were partially offset by amortization of previously deferred revenue exceeding current period revenue deferrals. Revenues in our fitness segment increased 43% from the year-ago quarter on the strength of vívofit™, our first fitness band, and recent biking and running product introductions. Aviation revenues increased 19% from the year-ago quarter as both OEM market share gains and aftermarket strength contributed to growth. Outdoor revenues increased 19% from the year-ago quarter primarily due to strong sales of fēnix 2 and recently introduced golf products. Revenues in our marine segment increased 12% due to the recent acquisition of Fusion Electronics.

Cost of Goods Sold

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$41,852	35%	$31,879	31%	$9,973	31%
Fitness	42,115	36%	31,679	39%	10,436	33%
Marine	30,618	49%	28,036	51%	2,582	9%
Automotive/Mobile	166,563	54%	174,654	54%	(8,091)	-5%
Aviation	26,889	27%	24,500	29%	2,389	10%
Total	$308,037	44%	$290,748	45%	$17,289	6%

Cost of goods sold increased 6% in absolute dollars for the 13-week period ended September 27, 2014 when compared to the year ago quarter. The increase was driven by growth in all segments excluding automotive/mobile. Fitness cost of goods increased due to the significant sales growth as described above with gross margin improvement due primarily to product mix shifting toward new products. Outdoor cost of goods increased due to sales growth with gross margin contraction driven by product mix.

As a percentage of revenue, cost of goods sold decreased 160 basis points from the year ago quarter with improvement or stability in each segment, excluding outdoor as mentioned above. The automotive/mobile cost of goods as a percent of revenues was consistent as benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the third quarter of 2014 was offset by a slight decline in ASP. The marine margin improvement was primarily related to product mix shifting toward new products and ASP improvement, excluding the Fusion acquisition. Aviation margin improvement was primarily due to increased contribution of software sales which carry a higher margin.

Gross Profit

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$79,227	65%	$69,471	69%	$9,756	14%
Fitness	74,056	64%	49,328	61%	24,728	50%
Marine	31,510	51%	27,265	49%	4,245	16%
Automotive/Mobile	140,995	46%	147,866	46%	(6,871)	-5%
Aviation	72,458	73%	58,959	71%	13,499	23%
Total	$398,246	56%	$352,889	55%	$45,357	13%

Gross profit dollars in the third quarter of 2014 increased 13% while gross profit margin increased 160 basis points compared to the third quarter of 2013 with all segments stable or improving, excluding outdoor. The automotive/mobile gross margin was stable, as discussed above. Fitness, marine and aviation recorded improved gross margins, as discussed above. Outdoor gross profit margins declined, as discussed above.

Advertising Expense

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$6,070	5%	$4,482	4%	$1,588	35%
Fitness	10,213	9%	4,738	6%	5,475	116%
Marine	2,653	4%	2,467	4%	186	8%
Automotive/Mobile	12,399	4%	13,192	4%	(793)	-6%
Aviation	1,777	2%	1,372	2%	405	30%
Total	$33,112	5%	$26,251	4%	$6,861	26%

Advertising expense increased 26% in absolute dollars while increasing 60 basis points as a percent of revenues. The increase in absolute dollars occurred primarily in outdoor and fitness to support new product introductions and was partially offset by decreased spending in automotive/mobile due to reduced cooperative advertising associated with lower volumes.

Selling, General and Administrative Expense

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$15,010	12%	$14,684	14%	$326	2%
Fitness	16,649	14%	11,182	14%	5,467	49%
Marine	10,898	18%	9,161	17%	1,737	19%
Automotive/Mobile	42,050	14%	47,116	15%	(5,066)	-11%
Aviation	6,025	6%	4,319	5%	1,706	39%
Total	$90,632	13%	$86,462	13%	$4,170	5%

Selling, general and administrative expense increased 5% in absolute dollars and declined 60 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily related to product support, information technology costs and legal costs specific to marine litigation. The aviation increase was primarily driven by product support costs. Other variances by segment, excluding aviation, are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$6,765	6%	$6,198	6%	$567	9%
Fitness	10,524	9%	6,915	9%	3,609	52%
Marine	12,507	20%	11,519	21%	988	9%
Automotive/Mobile	33,504	11%	33,710	10%	(206)	-1%
Aviation	35,698	36%	30,085	36%	5,613	19%
Total	$98,998	14%	$88,427	14%	$10,571	12%

Research and development expense increased 12% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $10.6 million when compared with the year-ago quarter and increased 30 basis points as a percent of revenue. Fitness, outdoor and aviation increased to support new product initiatives. Marine increased primarily due to the recent acquisition of Fusion Electronics. Automotive/mobile investment declined due to efforts to allocate research and development spending to areas with the highest growth potential.

Operating Income

	13-weeks ended Sept 27, 2014		13-weeks ended Sept 28, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$51,382	42%	$44,107	44%	$7,275	16%
Fitness	36,670	32%	26,493	33%	10,177	38%
Marine	5,452	9%	4,118	7%	1,334	32%
Automotive/Mobile	53,042	17%	53,848	17%	(806)	-1%
Aviation	28,958	29%	23,183	28%	5,775	25%
Total	$175,504	25%	$151,749	24%	$23,755	16%

Operating income increased 16% in absolute dollars and 130 basis points as a percent of revenue when compared to the third quarter of 2013. Revenue growth and an improving gross margin percentage, as discussed above, contributed to the growth.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 27, 2014	September 28, 2013
Interest Income	$9,344	$8,435
Foreign Currency Exchange	(12,703)	(822)
Other	517	1,438
Total	$(2,842)	$9,051

The average return on cash and investments during the third quarter of 2014 and 2013 were 1.4% and 1.3%, respectively. The increase in interest income is attributable to a higher cash balance and increased rate of return on investments.

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

The majority of the $12.7 million currency loss in the third quarter of 2014 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed an offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate to revenue. During the third quarter of 2014, the U.S. Dollar strengthened 6.6% compared to the Euro and 4.3% compared to the British Pound Sterling resulting in a net loss of $24.2 million. This was partially offset as the U.S. Dollar strengthened 1.5% compared to the Taiwan Dollar resulting in a gain of $12.8 million. The remaining net currency loss of $1.4 million is related to other currencies and timing of transactions.

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

Income Tax Provision (Benefit)

Our income tax expense increased by $346.4 million, to $319.5 million for the 13-week period ended September 27, 2014, from a benefit of $26.9 million for the 13-week period ended September 28, 2013.  Contributing to the significant increase were:

•	tax expense of $307.6 million associated with the inter-company restructuring,

•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $24.4 million in third quarter 2014 compared to releases of $52.2 million in third quarter 2013,

•	unfavorable income mix across tax jurisdictions,

•	expiration of certain Taiwan tax holidays and

•	expiration of the Federal Research & Development Tax Credit on December 31, 2013.

Net Income (Loss)

As a result of the above, net income decreased by $334.5 million for the 13-week period ended September 27, 2014 to a loss of $146.8 million compared to income of $187.7 million for the 13-week period ended September 28, 2013.

Comparison of 39-Weeks Ended September 27, 2014 and September 28, 2013

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$311,123	15%	$284,372	15%	$26,751	9%
Fitness	367,137	18%	237,660	13%	129,477	54%
Marine	195,911	9%	178,344	10%	17,567	10%
Automotive/Mobile	900,545	44%	919,810	49%	(19,265)	-2%
Aviation	292,636	14%	251,970	13%	40,666	16%
Total	$2,067,352	100%	$1,872,156	100%	$195,196	10%

Net sales increased 10% for the 39-week period ended September 28, 2013 when compared to the year-ago period. The increase was driven by growth in all segments excluding the automotive/mobile segment which posted a 2% decline. Automotive/mobile revenue remains the largest portion of our revenue mix at 44% in the first three quarters of 2014 compared to 49% in the first three quarters of 2013.

Total unit sales increased 7% to 10,018 in the first three quarters of 2014 from 9,378 in the same period of 2013. The increase in unit sales volume was attributable to growth in all segments excluding automotive/mobile with the largest increase in fitness.

Automotive/mobile segment revenue decreased 2% from the year-ago period, as volumes decreased 8% partially offset by average selling price (ASP) improvement due to the amortization of previously deferred revenue exceeding current period revenue deferrals in the first three quarters of 2014 and increased auto OEM contribution with a higher ASP. Fitness revenues increased 54% on the strength of vívofit™, our first fitness band, and recent biking and running product introductions. Aviation revenues increased 16% from the year-ago period as OEM market share gains and aftermarket products contributed to growth. Outdoor revenues increased 9% from the year-ago period due to recently introduced products including action cameras and wearables. Revenues in our marine segment increased 10% as the contribution from new products and the recent acquisition of Fusion Electronics was partially offset by a weak global marine electronics industry.

Cost of Goods Sold

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$116,318	37%	$100,039	35%	$16,279	16%
Fitness	130,933	36%	88,292	37%	42,641	48%
Marine	90,814	46%	86,794	49%	4,020	5%
Automotive/Mobile	478,166	53%	509,462	55%	(31,296)	-6%
Aviation	77,557	27%	74,907	30%	2,650	4%
Total	$893,788	43%	$859,494	46%	$34,294	4%

Cost of goods sold increased 4% in absolute dollars for the first three quarters of 2014 when compared to the year ago period. The increase was driven primarily by growth in fitness and outdoor partially offset by declines in automotive/mobile. Fitness cost of goods increased due to the significant sales growth as described above while gross margins were relatively consistent. Outdoor cost of goods increased due to inventory reserves for certain products and product mix.

As a percentage of revenue, cost of goods sold decreased 270 basis points from the year ago period with improvement in each segment, excluding outdoor as mentioned above. The automotive/mobile improvement of 230 basis points was primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in the first three quarters of 2014. The marine margin improvement was primarily related to product mix shifting toward new products and ASP improvement, excluding the Fusion acquisition. Aviation margin improvement was primarily due to increased software sales.

Gross Profit

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$194,805	63%	$184,333	65%	$10,472	6%
Fitness	236,204	64%	149,368	63%	86,836	58%
Marine	105,097	54%	91,550	51%	13,547	15%
Automotive/Mobile	422,379	47%	410,348	45%	12,031	3%
Aviation	215,079	73%	177,063	70%	38,016	21%
Total	$1,173,564	57%	$1,012,662	54%	$160,902	16%

Gross profit dollars in the first three quarters of 2014 increased 16% while gross profit margin increased 270 basis points compared to the first three quarters of 2013 with all segments stable or improving, excluding outdoor. The automotive/mobile gross margin improved to 47% driven by the amortization of previously deferred high margin revenues, as discussed above. Fitness, marine and aviation also recorded improved or stable gross margins, as discussed above. Outdoor gross profit margins declined slightly due to inventory reserves and product mix, as discussed above.

Advertising Expense

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$20,266	7%	$12,672	4%	$7,594	60%
Fitness	25,077	7%	17,342	7%	7,735	45%
Marine	9,849	5%	9,326	5%	523	6%
Automotive/Mobile	32,377	4%	34,960	4%	(2,583)	-7%
Aviation	4,888	2%	3,683	1%	1,205	33%
Total	$92,457	4%	$77,983	4%	$14,474	19%

Advertising expense increased 19% in absolute dollars and 30 basis points as a percent of revenue compared to the year-ago period. The increase occurred primarily in outdoor and fitness to support new product introductions partially offset by a decrease in automotive/mobile driven by reduced cooperative advertising associated with lower PND volumes.

Selling, General and Administrative Expenses

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$42,733	14%	$42,938	15%	$(205)	0%
Fitness	50,639	14%	35,612	15%	15,027	42%
Marine	32,604	17%	30,744	17%	1,860	6%
Automotive/Mobile	129,068	14%	137,380	15%	(8,312)	-6%
Aviation	17,870	6%	14,095	6%	3,775	27%
Total	$272,914	13%	$260,769	14%	$12,145	5%

Selling, general and administrative expense increased 5% in absolute dollars and decreased 70 basis points as a percent of revenues compared to the year-ago period. The $12.1 million increase is primarily related to legal fees, product support, bad debt expense, occupancy costs and additional marketing costs. The increase in aviation is primarily related to an increase in bad debt expense and product support. Variances by segment, excluding aviation, are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$21,461	7%	$18,185	6%	$3,276	18%
Fitness	27,434	7%	20,388	9%	7,046	35%
Marine	35,725	18%	35,391	20%	334	1%
Automotive/Mobile	102,686	11%	103,684	11%	(998)	-1%
Aviation	106,261	36%	94,701	38%	11,560	12%
Total	$293,567	14%	$272,349	15%	$21,218	8%

Research and development expense increased 8% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago period. In absolute dollars, research and development costs increased $21.2 million when compared with the year-ago period but decreased 30 basis points as a percent of revenue. Aviation had the largest increase in absolute dollars as we are investing heavily in future OEM and aftermarket opportunities. Within outdoor and fitness, we are focused on product development and also exploring new categories. Automotive/mobile investment declined due to efforts to allocate research and development spending to areas with the highest growth potential.

Operating Income

	39-weeks ended Sept 27, 2014		39-weeks ended Sept 28, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$110,345	35%	$110,538	39%	$(193)	0%
Fitness	133,054	36%	76,026	32%	57,028	75%
Marine	26,919	14%	16,089	9%	10,830	67%
Automotive/Mobile	158,248	18%	134,324	15%	23,924	18%
Aviation	86,060	29%	64,584	26%	21,476	33%
Total	$514,626	25%	$401,561	21%	$113,065	28%

Operating income increased 28% in absolute dollars and 340 basis points as a percent of revenue when compared to the year-ago period. Revenue growth, an improving gross margin percentage and reduced operating expenses as a percentage of revenue, as discussed above, contributed to the growth.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 27, 2014	September 28, 2013
Interest Income	$28,781	25,512
Foreign Currency Exchange	(20,266)	18,280
Other	707	3,666
Total	$9,222	$47,458

The average return on cash and investments during the first three quarters of 2014 was 1.3% compared to 1.4% during the same period of 2013. The increase in interest income is attributable to increasing interest rates though overall return on investments has declined year-over-year due to a $3.0 million capital gain in the first three quarters of 2013.

The majority of the $20.3 million currency loss in the first three quarters of 2014 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed an offsetting gain. During the first three quarters of 2014, the U.S. Dollar strengthened 7.5% compared to the Euro and 1.1% compared to the British Pound Sterling resulting in a net loss of $26.6 million. This was partially offset as the U.S. Dollar strengthened 1.0% compared to the Taiwan Dollar resulting in a gain of $8.0 million. The remaining net currency loss of $1.7 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense increased by $369.7 million, to $369.9 million for the first three quarters of 2014, compared to $0.2 million for the first three quarters of 2013.  Contributing to the significant increase were:

•	tax expense of $307.6 million associated with the inter-company restructuring,

•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $35.4 million in the first three quarters of 2014 compared to releases of $78.3 million in the first three quarters of 2013,

•	unfavorable income mix across tax jurisdictions,

•	expiration of certain Taiwan tax holidays,

•	expiration of the Federal Research & Development Tax Credit on December 31, 2013 and

•	research and development tax credits of $6.3 million related to 2012 which were recognized when the related legislation was enacted in January 2013.

Net Income

As a result of the above, net income decreased by $294.9 million for the 39-week period ended September 27, 2014 to $154.0 million compared to $448.8 million for the 39-week period ended September 28, 2013. This includes the $307.6 million of tax expense associated with the inter-company restructuring referenced above.

Liquidity and Capital Resources

Operating Activities

	39-Weeks Ended
	Sept 27,	Sept 28,
(In thousands)	2014	2013
Net cash provided by operating activities	$377,694	$480,271

The $102.6 million decrease in cash provided by operating activities in the first three quarters of 2014 compared to the first three quarters of 2013 was primarily due to the following:

•	net income decreasing by $294.9 million, including the $307.6 million tax expense related to the inter-company restructuring, as discussed in the Results of Operations section above
•	inventories, net providing $57.9 million less cash primarily due to new product categories and increasing product demand partially offset by increased reserves for obsolete and slow moving inventories
•	accounts receivable providing $53.8 million less cash primarily due to the timing of increasing sales in the first three quarters of 2014
•	deferred revenue/costs providing $46.9 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	accounts payable providing $25.1 million less cash primarily due to the impact of higher revenues and associated expenses in the first three quarters of 2014

Partially offset by:

•	income taxes payable providing $204.0 million more cash due to the timing of disbursements primarily related to the inter-company restructuring
•	other current and non-current liabilities providing $58.7 million more cash due to timing of payments related to royalties and advertising
•	the impact of deferred income taxes providing $52.4 million more cash due primarily to timing of disbursements partially related to the inter-company restructuring
•	the impact of increasing unrealized foreign currency losses providing $39.9 million more cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency and specific European operations which utilize the Euro as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	other current and noncurrent assets providing $19.9 million more cash primarily due to timing of payments associated with advertising and sponsorships

Investing Activities

	39-Weeks Ended
	Sept 27,	Sept 28,
(In thousands)	2014	2013
Net cash provided by (used in) investing activities	$116,434	$(359,406)

The $475.8 million increase in cash provided by investing activities in the first three quarters of 2014 compared to the first three quarters of 2013 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in the current year period compared to a cash advance associated with the same commitment of $173.7 million in the prior year period and
•	increased net redemptions of marketable securities of $199.2 million

Partially offset by:

•	increased purchases of property and equipment of $13.5 million
•	increased cash payments for acquisitions of $13.2 million and
•	increased cash payments for intangible assets of $7.8 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during first three quarters of 2014 and 2013 were approximately 1.3% and 1.4%, respectively.

Financing Activities

	39-Weeks Ended
	Sept 27,	Sept 28,
(In thousands)	2014	2013
Net cash used in financing activities	$(503,574)	$(284,182)

The $219.4 million increase in cash used in financing activities in the first three quarters of 2014 compared to the first three quarters of 2013 was primarily due to the following:

•	increased purchase of treasury stock of $214.5 million under a share repurchase authorization and
•	increased dividend payments of $4.2 million due to the increased dividend per share that was effective beginning in the second calendar quarter of 2014

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

Interest Rate Risk

As of September 27, 2014, we are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly. As we have no outstanding long term debt, we have no meaningful debt-related interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 27, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 27, 2014 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. The plaintiffs’ responses were filed on July 29, 2014 and the defendants’ reply was filed on September 15, 2014. On October 8, 2014 LightSquared filed a motion in the Bankruptcy Court seeking an order staying most counts of the Harbinger Lawsuit. A hearing on this motion has been scheduled for October 31, 2014. On October 22, 2014, Garmin and the other defendants filed objections to LightSquared’s motion for a stay. On October 23, 2014, Harbinger filed an opposition to LightSquared’s motion for a stay. On October 23, 2014, Harbinger filed a motion to withdraw the reference of LightSquared’s motion for a stay to the United States District Court for the Southern District of New York and filed a motion in the Bankruptcy Court to defer LightSquared’s motion for a stay until the District Court has considered Harbinger’s motion to withdraw the reference. On October 27, 2014, the United States District Court for the Southern District of New York denied Harbinger’s motion to withdraw the reference without prejudice because it was submitted in violation of the court’s rules regarding pre-motion letters. Although there can be no assurance that an unfavorable outcome of the Harbinger and LightSquared Lawsuits would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 (the ‘800 patent”) and 6,701,271 (“the ‘271 patent”). On June 8, 2012, ICON filed an amended complaint alleging infringement of U.S. Patent Nos. 6,626,799 and 6,921,351. On June 25, 2012, Garmin filed its answer asserting that each asserted claim of these additional patents-in-suit is invalid and/or not infringed. On April 11, 2013, the Court dismissed ICON’s allegations of infringement of the ‘800 and ‘271 patents against Garmin without prejudice pursuant to a motion filed by ICON. A claim construction hearing was held by the court on October 23, 2013 and the parties await the court’s claim construction order. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 Patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoor’s claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. Garmin intends to vigorously defend the complaint.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same , and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed and intends to vigorously defend the complaint.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

On July 17, 2014, Johnson Outdoors Inc and Johnson Outdoors Marine Electronics Inc. filed suit in the United States District Court for the Middle District of Alabama, Northern Division, against Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. (collectively, “Garmin “) alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014, Garmin filed an answer. On October 17, 2014, Garmin filed an amended answer. In its amended answer Garmin asserts that each asserted claim of the ‘952 patent, the ‘825 patent and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 Patents are unenforceable under the doctrine of inequitable conduct, and that Johnson Outdoor’s claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer and Garmin seeks treble damages against Johnson Outdoors for antitrust violations under Section 2 of the Sherman Act, 15 U.S.C. § 2. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois.  The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated.  The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment.  On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah.  The plaintiff voluntarily dismissed the case filed in Illinois and, on March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requested is the same.  On March 31, 2014, Garmin filed a motion to transfer the venue of the Utah action back to the Northern District of Illinois.  On October 21, 2014, the United States District Court for the District of Utah denied Garmin’s motion to transfer venue. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

MSPBO, LLC v. Garmin International, Inc.

On December 16, 2013, MSPBO, LLC filed suit in the United States District Court for the District of Colorado against Garmin International, Inc. (“Garmin”) alleging infringement of U.S. Patent No. 6,744,375 (“the ‘375 patent”). On January 9, 2014, Garmin filed a motion to dismiss the complaint alleging that the claims are subject to arbitration pending in Kansas and alternatively asked the Colorado federal court to stay the suit until the arbitration in Kansas is resolved. On September 11, 2014, the Colorado federal court denied the motion to dismiss or stay the suit. On September 25, 2014, Garmin filed its answer asserting that each asserted claim of the ‘375 patent is invalid and/or not infringed. Garmin filed a petition on January 8, 2014 with the District Court of Johnson County, Kansas to compel arbitration with Phatrat Technology, Inc. and Phatrat Technology, LLC, alleging Garmin’s prior license agreement with Phatrat covers MSPBO’s current claims as MSPBO is an affiliate of Phatrat under the license agreement with Garmin. On April 28, 2014, the District Court of Johnson County, Kansas granted Garmin’s motion to compel arbitration. The arbitration hearing is scheduled to commence on December 14, 2014. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Navico Inc. And Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”);; and 8,605,550 (“the ’550 patent”). Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed and intends to vigorously defend this lawsuit.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC (“Pacing Technologies”) filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On March 11, 2014, the court granted Garmin’s motion for summary judgment of non-infringement and found that Garmin’s products could not infringe Pacing Technologies’ patent as a matter of law. Pacing Technologies has appealed the court’s summary judgment order to the Court of Appeals for the Federal Circuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit. On March 21, 2014, Garmin filed a motion for partial summary judgment. On July 24, 2014, the court denied the motion for partial summary judgment. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. On May 23, 2014 the special master held a hearing on the summary judgment motions. Prior to the hearing Visteon dropped its claim that Garmin infringes the ‘316 patent. On September 17, 2014, the special master issued a report recommending that Garmin’s motion for summary judgment of non-infringement of the ‘375 patent be granted, Visteon’s motion for summary judgment of validity under section 112 of the ‘375 and ‘060 patents be granted, and that all other motions for summary judgment be denied. On October 16, 2014, Garmin filed objections to the special master’s report and the parties await an order from the court. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There have been no material changes during the 13-week period ended September 27, 2014 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization was fully utilized in the third quarter of 2014. The following table lists the Company’s share purchases during the third quarter of fiscal 2014:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended September 27, 2014	1,469,981	$53.81	1,469,981	$0

Total	1,469,981	$53.81	1,469,981	$0

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: October 29, 2014

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

