Form 10-K
period 2014-12-27
GARMIN LTD
filed 2015-02-18
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

YES ☐   NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 28, 2014 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $7,551,199,189.

Number of shares outstanding of the registrant’s common shares as of February 13, 2015:

Registered Shares, CHF 10.00 par value – 208,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed no later than 120 days after December 27, 2014.	Part III

Garmin Ltd.

2014 Form 10-K Annual Report

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

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has identified five reportable segments for external reporting purposes: Auto/Mobile, Aviation, Marine, Outdoor and Fitness. There are three operating segments (Auto PND, Auto OEM and Mobile) that are not reported separately but are aggregated within the Auto/Mobile reportable segment. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1.

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

Company Overview

For 25 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new Global Positioning System (GPS) navigation and wireless devices and applications that are designed for people who live an active lifestyle. Garmin serves five primary business units, including auto/mobile, aviation, fitness, marine, and outdoor recreation. Garmin designs, develops, manufactures, markets and distributes a diverse family of hand-held, wearable, portable and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products.

Overview of the Global Positioning System

The Global Positioning System is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of numerous constellations of orbiting satellites. Access to the systems is provided free of charge.

Garmin utilizes a variety of global navigation satellite systems (GNSS) including, but not limited to:

•	The satellites and their ground control and monitoring stations maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage.
•	Japan’s MTSAT-based Satellite Augmentation System (MSAS) which achieved initial operating capability for en route, terminal and approach navigation for aviation on September 27, 2007.
•	The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service which achieved initial operating capability for en route, terminal, and approach navigation on March 2, 2011.
•	The Global Navigation Satellite System (GLONASS), a space-based satellite navigation system operated by the Russian Federation, consisting of 24 satellites and providing world-wide coverage. In certain urban canyon or restricted sky visibility situations, the use of both GPS and GLONASS satellites to produce a navigation fix may result in improved accuracy.

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

Recent Developments in the Company’s Business

Since the inception of its business, Garmin has delivered over 141 million products, which includes the delivery of more than 15 million products during 2014.

Automotive/Mobile Product Introductions

In January 2014 Garmin announced the 2014 line of nüvi® personal navigation devices. The nüvi2798 LMT combines a 7” display with a wireless backup camera allowing drivers to easily spot vehicles, pedestrians, and other obstructions as they back up their vehicle. In addition, the 2014 line of Essential nüvis features a 5-6” display as well as lifetime traffic avoidance.

In April 2014 Garmin announced the zūmo® 590LM, which features a 5” touch screen display that is glove-friendly, fuel-resistant, and sunlight-readable. The zūmo 590LM includes a MP3 player, advanced navigation features, and infotainment options to keep riders connected on the road.

In August 2014 Garmin announced the fleet™ 660 and 670, the first Android™-based fleet navigators allowing for unique customizations. The new devices connect to and control a wide range of external devices over Wi-Fi®, Bluetooth®, or serial cable. The fleet 660 and 670 are optimized for in-cab use with dust-proof design, high-sensitivity GPS, extra loud speaker, and a sunlight readable, 6” capacitive touch screen while providing the latest navigation technology from Garmin.

Outdoor Product Introductions

In January 2014 Garmin announced GPSMAP® 64, which brings a dual GPS and GLONASS receiver with a quad helix antenna for superior reception, preloaded geocaches and smartphone connectivity for LiveTrack and Smart Notification to a product line already popular with customers.

Garmin expanded its line of products for golfers in 2014 with the introduction of the Approach® G7 and G8 handhelds and the Approach S6 watch. The Approach G7 and G8 handhelds include new measurement features such as PlaysLike Distance, which shows adjusted range for uphill and downhill shots, Club Advice, which remembers how far users hit each club and makes recommendations based on shot distances, Big Numbers mode which allows for easy viewing, and offers Smart Notification technology allowing users to receive emails, texts, and call alerts. The Approach S6 watch comes with first-of-its-kind swing metrics and training tools right on a golfer’s wrist. SwingTempo, TempoTrainer and SwingStrength™ can be used to improve golfers’ swing consistency and synchronization, and the S6 is the first golf watch to offer full CourseView maps with GreenView, Touch Targeting, and PinPointer™ on a high-res color touchscreen. The S6 is the slimmest, lightest golf watch while still delivering 20 weeks of battery life in watch mode or 10 hours in GPS mode and is equipped with Smart Notification technology.

In February 2014, Garmin announced fēnix™ 2, the first Garmin wearable device to include advanced multi-sport features within the rugged form factor of an altimeter, barometer, compass (ABC) watch. Whether used for running, climbing, riding, hiking, paddling, skiing, or swimming the fēnix 2 allows the user to easily switch between feature sets and provides real-time feedback on their progress. The fēnix 2 provides advanced running dynamics, dedicated training modes, and an altimeter, barometer, and a 3-axis compass, providing navigation functionalities and guidance off the beaten path.

In June 2014 Garmin announced two new GPS-enabled collars, the TT 15 and T 5, for its industry-leading Astro® and Alpha® dog tracking and training systems. The new TT 15 dog device allows you to track and train sporting dogs up to nine miles away and is utilizing both GPS and GLONASS satellite technology. The TT 15 also adds a training option, to match individual dogs’ temperament and has a battery life of 24 to 48 hours. The T 5 is a tracking-only version with the same GPS and GLONASS compatibility without the stimulation capability.

Fitness Product Introductions

In 2014 Garmin announced the vívo family of products with the introduction of the Garmin vívofit™ and vívoki™ expanding to the vívosmart™. The vívofit fitness band sets a personalized daily goal that automatically adjusts, shows steps, calories, goal countdown, distance, and time of day. Vívofit has over one year battery life, is water-resistant (50m), has interchangeable colored bands, and is compatible with ANT+™ heart rate monitors. Vívokí seamlessly integrates into corporate wellness and provides accountability for participants. The vívoki records steps, distance, calories and intensity of exercise. Five LED lights indicate the user’s progress toward a personalized daily goal. The vívosmart adds connectivity to health and wellness goals. Vívosmart features a touchscreen curved band that remains discreet on users’ wrists with a hidden OLED display that comes to life to show incoming notifications. It has a 5 ATM water rating and battery life of up to seven days. Vívosmart automatically syncs with the Garmin Connect™ Mobile app and provides notifications of incoming text, email, call, calendar reminders, and has an added vibration alert.

Garmin expanded its line of Forerunner® running watches in 2014 with the introduction of the Forerunner 920XT and Forerunner 15. The Forerunner 920XT provides a multisport watch with advanced running dynamics including VO2 max estimate, live tracking, and smart notifications while the Forerunner 15 is an affordable GPS running watch with daily activity tracking and heart rate compatibility.

Garmin also expanded its line of Edge® cycling computers during 2014 with the introduction Edge 1000®, a top of the line cycling computer for competing, connecting, and navigating. The Edge 1000 includes a large high-resolution color touch screen display, advanced smartphone connectivity, and automatic sync functionality. In August 2014 Garmin announced the availability of Vector™S, an affordable option for cyclists to receive the benefits of tracking power in a single-sensing power meter.

Marine Product Introductions

In April 2014 Garmin announced the GNX™ marine instruments GNX 20 and GNX 21. The GNX 20 and GNX 21 both have 4”, glass-bonded, monochrome displays that show over 50 marine and vessel parameters including depth, speed, wind, and navigational data. The GNX 20 and GNX 21 allow the screen layout to be configured to the user’s preferred settings and have optimized power consumption using only 350nW during the day and 400mW at night.

In June 2014 Garmin completed the acquisition of Fusion® Electronics bringing with it, the 700 Series, which allows boaters to connect and control their audio through select marine multifunction displays (MFDs), and select multi-zone audio configuration specific to their vessels.

In October 2014 Garmin announced the next generation of open-array digital radars with the GMR™ 424, 624/626 and 1224/1226 xHD2. The xHD2 series is significantly quieter and includes a dedicated Bird Mode allowing boaters to locate flocks of birds and a corresponding congregation of fish. In addition dual radar support is introduced creating more flexibility to view different ranges on independent multifunction displays (MFD), chartplotters and combination units. Also in October 2014 Garmin announced a new line of echoMAP™ combination chartplotters that integrates scanning sonar capabilities without the need of an additional sounder black box. The new echoMAP is equipped with a built-in, high sensitivity 5Hz GPS antenna, providing updated location and headings five times per second and has built-in SideVü technology, granting the ability to see what’s located on both sides of the boat.

Aviation Product Introductions and Program Certifications

In January 2014 Garmin introduced the GDL 39 3D, a portable ADS-B and GPS receiver which adds simultaneous display of aircraft attitude information (pitch and roll), alongside rich, interactive mapping, traffic, and weather within the Garmin Pilot™ application.

In March 2014 Garmin introduced a comprehensive radar altimeter solution that expands upon Garmin’s high-performance, all-digital GRA 5500 radar altimeter to include the GRA 55, a best-in-class and cost-effective radar altimeter designed specifically for helicopters and general aviation aircraft.

Garmin announced the VIRB Elite Aviation Bundle and Aviator Action Pack in March 2014, bringing new pilot specific features and a propeller filter which reduces propeller distortion created while filming video in-flight.

In July 2014 Garmin introduced the Flight Stream 110/210 small wireless gateway that is easily installed in your aircraft, enabling Bluetooth connectivity between tablets/phones, and Garmin avionics products. The Flight Stream 110 offers GPS, attitude, weather and traffic streaming from the GDL 88/84 ADS-B datalink and GDL 69 SiriusXM™ datalink, while the Flight Stream 210 adds the capability for flight plan syncing with the GTN 750/650 series and GNS 430W/530W series navigators as well as the ability to display attitude information using an on-board AHRS.

In 2014 Garmin introduced a G3X™ Touch, a touchscreen, flight display system for installation in experimental amateur-built and light sport aircraft (LSA). The non-certified G3X Touch system offers pilots easy-to-read, easy-to-use, high-resolution 10.6-inch flight displays with split-screen functionality

Garmin introduced the Angle of Attack (AOA) system comprised of the GI 260 AOA indicator, GAP 26 angle of attack probe and GSU 25 air data computer, which combine to display safety-enhancing AOA and audible alerts throughout critical phases of flight.

Garmin announced a stand-alone ADS-B solution for the business jet market that significantly reduces the cost and complexity of complying with future FAA mandates.  This solution is soon to be approved for the Citation V, the Beechjet 400A and the Learjet60.

Other notable 2014 program certifications:

•	Citation X+ (G5000™) and Cessna CJ3+ (G3000™)
•	EASA validation for Cessna M2 (G3000), Cessna Sovereign (G5000) and Bombardier Learjet 70/75 (G5000) opening up sales in Europe
•	Gulfstream G150 certification for transponder equipment with dual link ADS-B solutions
•	Beech 1900 for the G950 Integrated Flight Deck aftermarket upgrade
•	Enstrom 480B (G1000H®)

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

Personal Navigation Devices (PND) –

PNDs combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface. PNDs are sold under the nüvi, zūmo, dēzl™, and fleet brand names. The zūmo series offers motorcycle-specific features, the dēzl series offers over-the-road trucking features while the fleet series delivers an integrated tracking and dispatch fleet system. Across the expansive product portfolio, Garmin offers features such as large screens, integrated traffic receivers for traffic avoidance (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - thousands of high quality photos of actual upcoming junctions, 3-D building view, Bluetooth hands-free capability, DashCams, and backup cameras. In fiscal years 2014, 2013 and 2012, the nüvi class of products represented approximately 27%, 34% and 43% of Garmin’s total consolidated revenues, respectively.

Infotainment Solutions –

In addition to PNDs, Garmin has many relationships with original equipment manufacturers (OEMs) providing infotainment solutions ranging from portable solutions utilizing an integrated mount within the vehicle to software navigation solutions to fully embedded systems offering a broad range of functionality.

Mobile Applications –

Garmin offers mobile applications under the following brand names: Viago™, StreetPilot® and NAVIGON®. The applications are offered across a broad range of smartphones and tablets including iOS, Android and Windows enabled devices. These applications provide users turn-by-turn, voice-prompted directions and other advanced Garmin navigation features including Reality View Pro junction information and traffic information. Some are offered as onboard solutions in which mapping is downloaded to the user’s device and always available while some are offboard solutions in which mapping is available via a server utilizing the mobile connectivity of the device.

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

Wearable Devices-

Garmin offers GPS wrist watches for outdoor activity. The fēnix 2 provides advanced multisport features, comprehensive navigation and tracking functionalities, as well as trip information, such as heading, elevation and weather changes. The tactix adds additional features inspired by the requirements of law enforcement and police special operations.

Golf Devices -

The Approach® series of golf-focused devices includes both handhelds and wrist-worn products with up to 30,000 preloaded worldwide golf courses. The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the exact yardage to fairways, hazards and greens. A statistic-tracking feature allows users to track and analyze their golf statistics. Some devices include swing metrics, which gives audible tones to fine-tune swing tempo, manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

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

Fitness

Garmin offers a broad range of products designed for use in fitness and activity tracking. Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner series offers compact, lightweight training assistants for athletes with integrated GPS sensor that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function and heart-rate based calorie computation. All models allow runners to upload their data to Garmin Connect, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. The Forerunner 310XT, 910XT and 920XT are designed specifically for triathletes. These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers -

The Edge series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists. In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates.

Cycling Power Meter -

Garmin offers Vector, which is a high-precision pedal-based power meter designed specifically for cyclists. It provides power data and measures and presents right and left leg power balance to ANT+™ compatible devices.

Activity Tracking Devices -

Garmin has introduced vívofit, vívoki, and vívosmart to address the growing activity tracking market. The vívofit fitness band provides a personalized daily goal, tracks progress and reminds users when it’s time to move. The device features a curved display that shows steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor. Vívoki provides similar tracking capabilities in a small form factor that lacks a display. This offering is designed to be a lower cost solution for corporate wellness programs. The vívosmart band provides the same functions as the vívofit but also provides smart notifications and a vibration alert.

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

Marine

Garmin offers a broad range of products designed for use in the recreational marine industry. Garmin currently offers to consumers around the world:

Chartplotters and Multi-Function Displays (MFDs) -

Garmin offers numerous chartplotters/MFDs under the GPSMAP® brand name. The offerings range from 4-inch helm-mounted products to 19-inch fully-integrated Glass Helm offerings. Cartography options range from US coastal and lake mapping to worldwide basemaps to highly detailed BlueChart® g2 Vision™ charts offering high-resolution satellite imagery, 3-D map perspective and aerial reference photos to LakeVü HD and LakeVü HD Ultra, Garmin’s most detailed lake cartography ever created. Additional advanced features and connectivity available include: Garmin’s G Motion technology, which delivers ultra-smooth map panning and zooming, optional wireless remote and a wireless mouse and expanded “plug-and-play” access to onboard sensors, with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, XM WX Satellite Weather, sonar, and other data).

Fishfinders –

Garmin offers two series of fishfinders. The echo™ series are standalone fishfinders ranging from grayscale displays to the highest-end echo 550C, which features a video-quality 640x480 pixel 5-inch VGA screen, a powerful 500-watt sonar transmitter, and offers fish arch display and bottom tracking as deep as 1,900 feet. The echoMap series provides charplotter and fishfinder capabilities in a single device.

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

VHF Communication Tranceivers -

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

Entertainment –

In June 2014, Garmin acquired Fusion Electronics, a leading supplier of integrated marine audio equipment. Fusion designs integrated audio products and accessories designed for the challenging marine environment allowing boaters to connect and control their audio through select MFDs.

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

Integrated Avionics Systems/Flight Decks -

Garmin offers a range of integrated glass avionics from the G3X for the experimental and light-sport aircraft market to the G5000 for the business jet market. Basic capabilities integrated include: navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. More advanced features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP), electronic flight charts and touchscreen controls, which utilize patent pending infrared touchscreen technology, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass avionics for the helicopter market through the G500H, G1000H and G5000H®. Basic and advanced capabilities are similar to those offered to the aircraft market. The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, XM WX Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

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

Portable and Wearable Solutions -

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

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a worldwide network of approximately 4,000 independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 27, 2014. Marketing support is provided geographically from Garmin’s offices around the world. Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Garmin’s Europe, Middle East, Australia/New Zealand and Africa consumer product sales are handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K. and U.S., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles the Company’s Asia sales and marketing effort. Some of Garmin’s larger consumer products dealers and distributors include:

•	Amazon.com—internet retailer;
•	Best Buy—one of the largest U.S. and Canadian electronics retailers;
•	Costco—an international chain of membership warehouses that carry quality, brand name merchandise;
•	Halford’s—a large European retailer specializing in car parts and accessories; and
•	Wal-Mart—the world’s largest mass retailer

Garmin’s retrofit avionics and aviation portable products are sold through select aviation dealers around the world and, in the case of aviation portable products, also through catalogs and pilot shops. Garmin’s largest aviation dealers include Aircraft Spruce & Specialty Co., Elliott Aviation, Gulf Coast Avionics Corp., Sarasota Avionics, and Sportsman’s Market. Avionics dealers have the training, equipment and certified staff required for at-airport installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the automotive/mobile segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. Some of Garmin’s larger OEM relationships include Chrysler, Suzuki, Volkswagen, Harley-Davidson, BMW Motorrad, Mercedes Benz, Bombardier, and Polaris. In the marine segment, Garmin’s products are standard equipment on various models of boats. Some of the larger OEM relationships include Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd., Inha Works Ltd. and Regal Marine Industries, Inc. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft. Some of the larger OEM relationships include AgustaWestland, Bombardier, Bell Helicopter-A Textron Company, Cessna Aircraft Company, Cirrus Aircraft, Embraer SA, Eurocopter, an EADS Company, Beechcraft Corporation, Pilatus Aircraft Ltd, Piper Aircraft, Inc., Quest Aircraft Company, and Robinson Helicopter Company.

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

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for infotainment solutions are Harman International Industries, Panasonic Corporation, and the Mitsubishi Group. Garmin believes that its principal competitors for outdoor product lines are Bushnell, Delorme, Lowrance Electronics, Inc., a subsidiary of Navico (“Lowrance”) Magellan, a subsidiary of MiTAC , SportDOG Brand and Suunto Oy. For mobile products Garmin believes that its principal competitors are Google Inc., Apple Inc. and Telenav Inc. Garmin believes that its principal competitors for fitness products are Bryton Corp., Fitbit Inc., AliphCom dba Jawbone, Polar Electro Oy, Sigma Sports, Suunto Oy and Timex Corp. For marine products, Garmin believes that its principal competitors are Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., Navico and Flir Systems, Inc. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, Chelton Flight Systems, CMC Electronics, Free Flight Systems, Honeywell, Inc., L-3 Avionics Systems, Rockwell Collins, Inc., Sagem Avionics, Inc. and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 3,386 people worldwide as of December 27, 2014. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

($'s in thousands)	December 27, 2014	December 28, 2013	December 29, 2012
Research and development	$395,121	$364,923	$325,773
Percent of net sales	13.8%	13.9%	12.0%

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli and LinKou, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its ownership and operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

Specifically, Garmin believes that its vertical integration of it manufacturing capabilities provides advantages to product cost, quality and time to market.

Cost: Garmin’s manufacturing resources rapidly and iteratively prototype designs, concepts, products and processes, achieving higher efficiency, resulting in lower cost. Garmin’s vertical integration approach enables leveraging our manufacturing resources across high, mid and low volume products. Sharing of these resources across our product lines favorably affects Garmin’s costs to produce its range of products, with lower volume products realizing the economies of scale of the high volume products. The ownership and integration of our resources allows Garmin to optimize the design for manufacturing of our products, yielding improved cost.

Quality: Garmin’s automation and sophisticated production processes provide in-service robustness and consistent reliability standards that enables Garmin to maintain strict process and quality control of the products manufactured, thereby improving the overall quality of our products. Additionally, the immediate feedback throughout the manufacturing processes is provided to the development teams providing integrated continuous improvement throughout design and supply chain.

Time to Market: Garmin uses multi-disciplinary teams of design engineers, process engineers, and supply chain specialists to develop products, allowing them to quickly move from concept to manufacturing. This integrated ownership provides inherent flexibility to enable faster time to market.

Garmin’s design, manufacturing, distribution, and servicing processes in its US, Taiwan, and UK facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan and Olathe have achieved TS 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

Garmin International, Inc., Garmin (Europe) Ltd and Garmin Corporation have also achieved certification of their environmental management systems to the ISO 14001 standard, recognizing Garmin’s systems and processes which minimize or prevent harmful effects on the environment and to strive continually to improve its environmental performance.

Materials

Although most components essential to Garmin’s business are generally available from multiple sources, certain key components are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks. Many of these and other key components that are available from multiple sources, including, but not limited to, NAND flash memory, dynamic random access memory (DRAM), GPS chipsets and certain LCDs, are subject at times to industry-wide shortages and commodity pricing fluctuations.

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

Seasonality

Our sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter, due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer season and the Mother’s Day/Father’s Day/graduation buying season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of the release of new products when the initial demand is typically the strongest.

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

As of January 19, 2015, Garmin’s worldwide IP portfolio includes over 880 patent and 610 trademark registrations issued worldwide.  For the past seven years Garmin has been selected as a constituent of the Ocean Tomo® 300 Patent Index which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Environmental Matters

Garmin’s operations are subject to various environmental laws, including laws addressing air and water pollution and management of hazardous substances and wastes.  Substantial noncompliance with applicable environmental laws could have a material adverse effect on our business.  Capital expenditures for environmental controls are included in our normal capital budget.

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

Employees

As of December 27, 2014, Garmin had 11,185 full and part-time employees worldwide, of whom 4,177 were in the United States, 80 were in Canada, 5,276 were in Taiwan, 1,168 were in Europe, and 484 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

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

If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future challenges related to new products, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

The markets for many of our products are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products or secure better product positioning with retailers. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

The demand for personal navigation devices (PNDs) has been and continues to be reduced by replacement technologies becoming available on mobile devices and factory-installed systems in new autos, as well as by market saturation.

GPS/navigation technologies have been incorporated into competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems. Many companies are now offering navigation software for these mobile devices. The acceptance of this technology by consumers has reduced sales in this segment and has reduced margins in some periods. Navigation systems are also becoming more prevalent as standard and/or optional equipment on new automobiles. Increased navigation penetration on mobile handsets and in new automobiles is expected to cause further declines in sales of our portable navigation devices and could further reduce margins.

Our financial results are dependent on the automotive/mobile segment, which represents approximately 43% of our revenues, and is expected to decline in 2015.

We experienced substantial growth through 2008 in the automotive/mobile segment of our business as the products became mass-market consumer electronics in both Europe and North America. This market is declining as competing technologies emerged and market saturation occurred. This has resulted in, and could continue to result in, periods of lower revenues for this segment and lower earnings per share.

Economic conditions and uncertainty could adversely affect our revenue and margins.

Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse affect on our results of operations.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

We have generally been able to increase or decrease production to meet fluctuations in demand. However, the demand for our products depends on many factors and may be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support a diverse product portfolio, as competition in the market for our products intensifies and as the markets for some of our products mature. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•	If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

•	Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

•	If forecasted demand does not develop, we could have excess inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

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

In the past we have experienced shortages of certain components. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source or if the price of the alternative source is prohibitive, or if the costs of components rise, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

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

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The company has not historically hedged its foreign currency exchange rate risks.

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

The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. U.S. GAAP requires the Company at the end of each accounting period to translate into functional currency all U.S. Dollar denominated assets and liabilities. This U.S. GAAP-mandated translation will cause us to recognize gain or loss on our financial statements as the U.S. Dollar strengthens or weakens against the various functional currencies. Such gain or loss will create variations in our earnings per share. Because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on the Company’s operating performance before the impact of the foreign currency translation.

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

Our effective tax rate has historically been lower than the U.S. federal statutory rate, in part because we have benefited from incentives offered in Taiwan related to our high technology investments in Taiwan. The loss of these tax benefits has begun to have a negative impact on our effective tax rate and reduced benefits will continue into the future.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could materially affect our business, financial condition and results of operations and the market price and the liquidity of our shares. Our principal manufacturing facilities where we manufacture all of our products, except our panel-mounted aviation products, are located in Taiwan.

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

Security breaches and other disruptions, including as a result of cyber attacks, may harm our reputation and adversely affect our business and results of operations.

In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. A breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our customers' or our employees' intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services.

We have a technology and processes in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our customers and employees. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information.

Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party security experts and consultants. Our technology errors and omissions insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. If we fail to reasonably maintain the security of confidential information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected. In addition, a system breach could result in other negative consequences, including disruption of internal operations, and may subject us to private litigation, government investigations, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs.

We depend on third party licensors for the digital map data contained in our automotive/mobile products, and our business and/or gross margins could be harmed if we become unable to continue licensing such mapping data or if the royalty costs for such data rise.

We license digital mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. The two largest digital map suppliers are HERE (formerly known as NAVTEQ) and TomTom N.V. HERE is owned by Nokia Oyj and TomTom N.V. is owned by TomTom N.V. Nokia and TomTom are both competitors of Garmin.

Although we do not foresee difficulty in continuing to license data at favorable pricing due to the long term license extension signed between Garmin and HERE in February 2015 extending our HERE license agreement through 2024, if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with HERE changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

We may have additional income tax liabilities.

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

We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted, and may in the future result, in our being required to pay compensation to our customers. Therefore, such inabilities or delays could adversely affect our operating results. In addition, we cannot assure you that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying severance payments to our senior executive officers, which may impair our ability to recruit for these positions. We do not have key man life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult. For example, in some recent years there has been a nationwide shortage of qualified engineers who are necessary for us to design and develop new products, and therefore, it has sometimes been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

Our quarterly operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our stock could decline. As we have expanded our operations, our operating expenses, particularly our research and development costs, have increased as a percentage of our sales. If revenues decrease and we continue to increase research and development costs, our operating results would be negatively affected.

Historically, our revenues have been weaker in the first quarter of each fiscal year as our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. Sales of certain of our fitness, marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products in the spring season and travel season. Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

We rely on independent dealers and distributors to sell our products, and disruption to these channels would harm our business.

Because we sell many of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our dealers and distributors maintain significant levels of our products in their inventories. If dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

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

Any past or future acquisitions could also result in difficulties assimilating acquired employees, operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we have made in previous years or may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

The Global Positioning System (GPS) is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 20 years.

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

Our business is subject to disruptions and uncertainties caused by geopolitical instability, war or terrorism.

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

A shut down of airspace or imposition of restrictions on general aviation would harm our business. The shutdown of airspace could cause reduced sales of our general aviation products and delays in the shipment of our products manufactured in our Taiwan manufacturing facilities to our global distribution facilities, thereby adversely affecting our ability to supply new and existing products to our dealers and distributors.

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

The market price of our common shares has been, and may continue to be, highly volatile.  During 2014, the closing price of our common shares ranged from a low of $43.63 to a high of $61.69. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

•	new products or product enhancements by us or our competitors;
•	general conditions in the worldwide economy, including fluctuations in interest rates and global currency exchange rates;
•	announcements of technological innovations;
•	product obsolescence and our ability to manage product transitions;
•	developments in our relationships with our customers and suppliers;
•	the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products;
•	quarterly fluctuations in our actual or anticipated operating results;
•	changes in applicable tax laws and tax rates;
•	developments in patents or other intellectual property rights and litigation;
•	announcements and rumors of developments related to our business, our competitors, our suppliers or the markets in which we compete;
•	research reports or opinions issued by securities analysts or brokerage houses related to Garmin, our competitors, our suppliers or our customers;
•	any significant acts of terrorism against the United States, Taiwan or significant markets where we sell our products; and
•	other factors as discussed in the previously listed risks.

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

As of January 25, 2015, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 40.62% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy a facility of approximately 1,177,400 square feet on 55 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 34 acres of land on the Olathe site for future expansion. In connection with the bond financings for the facility in Olathe and the previous expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin Corporation owns and occupies a 249,326 square foot facility in Xizhi Dist., New Taipei City, Taiwan, a 223,469 square foot facility in Jhongli, Tao-Yang County, Taiwan, and an approximately 580,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these three facilities, Garmin Corporation manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries.

Garmin AT, Inc. leases approximately 18 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030, but Garmin AT, Inc. has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land. Garmin AT, Inc. also leases 43,870 square feet of office space in a separate Salem, OR building for Garmin’s newly-opened West Coast customer support call center. Garmin AT, Inc. is currently in the construction phase of an additional 66,000 square foot facility on the same property as its current headquarters in Salem, Oregon. Garmin AT, Inc. plans to move the West Coast customer support call center from its current location to this new facility, and expects to also use the new facility for research and development activities.

Garmin International, Inc. owns and occupies an approximate 60,000 square foot facility in Chandler, Arizona, used as office space. Garmin International, Inc. leases 148,320 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,254 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products. Garmin International, Inc. owns a leasehold interest in an additional 52,794 square foot aircraft hangar, flight test and certification facility at New Century Airport in Gardner which is also used in development and certification of aviation products.

Garmin Würzburg GmbH leases 43,290 square feet in Würzburg, Germany for office and research and development activities. Garmin Cluj S.R.L. leases 27,800 square feet in Cluj, Romania for research and development activities.

Various Garmin subsidiaries lease an additional: (i) 48,625 square feet of office space in Olathe, Kansas for a call center operation; and (ii) approximately 33,000 square feet of office space in Tucson, Arizona, used as offices and for research and development.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Item 3. Legal Proceedings

American Vehicular Sciences LLC, v. Garmin International, Inc., Garmin USA, Inc., and Garmin Ltd.

On March 7, 2014, American Vehicular Sciences LLC (AVS) filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc., Garmin USA, Inc., and Garmin Ltd. (collectively “Garmin”), alleging infringement of U.S. Patent No. 8,630,795 (the “‘795 patent”). On April 9, 2014, Garmin filed its answer asserting that each asserted claim of the ‘795 patent is invalid and/or not infringed. The parties have negotiated a settlement and it is expected that this lawsuit will be dismissed shortly.

Azure Networks LLC, v. Garmin International, Inc.

On January 13, 2015 Azure Networks LLC filed suit in the United States District Court for the Eastern District of Texas, Tyler Division against Garmin International, Inc, alleging infringement of U.S. Patent No. 8,582,570, U.S. Patent No. 8,582,571, U.S. Patent No. 8,588,196, U.S. Patent No. 8,588,231, U.S. Patent No. 8,589,599, U.S: Patent No. 8,675,590, U.S. Patent No. 8,683,092 and U.S. Patent No. 8,732, 347. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that each asserted claim of the asserted patents is invalid and/or not infringed and intends to vigorously defend this action.

Dynamic Hosting Company LLC v. ASUS Computer International, Garmin International, Inc., and Garmin USA, Inc.

On December 18, 2014, Dynamic Hosting Company LLC filed suit in the United States District Court for the Eastern District of Texas against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patent No. 5,826,026 (“the ’026 patent”) and U.S. Patent No. 6,216,156 (“the ’156 patent”). On January 13, 2015, Garmin filed its answer asserting that each asserted claim of the ‘026 and ‘156 patents is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and Garmin intends to vigorously defend this action.

Harbinger Capital Partners LLC et al v. Deere & Company et al; LightSquared Inc. et al. v. Deere & Company et al.

On August 9, 2013, Harbinger Capital Partners LLC and ten related entities (“Harbinger”) filed a lawsuit (the “Harbinger Lawsuit”) in the United States District Court for the Southern District of New York against Deere & Company (“Deere”), Garmin International, Inc. (“Garmin”), Trimble Navigation Ltd. (“Trimble”), The U.S. GPS Industry Council (the “Council”), and the Coalition to Save Our GPS. The Coalition to Save Our GPS is no longer a defendant. Plaintiffs filed a first amended complaint on August 16, 2013, a second amended complaint on January 21, 2014, and a third amended complaint on March 18, 2014. The third amended complaint seeks damages of at least $1.9 billion based on allegations of violation of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “1934 Act”), violation of Section 20(a) of the 1934 Act, fraud, negligent misrepresentation, constructive fraud, equitable estoppel, breach of contract, and violation of Section 349 of the New York General Business Law. Plaintiffs allege that they invested in a company now called LightSquared in the belief that LightSquared would be able to operate a new terrestrial, mobile telecommunications network (the “Terrestrial Plan”) on certain satellite radio frequencies. Plaintiffs also allege that LightSquared was not able to obtain approval from the Federal Communications Commission (FCC) to operate the proposed Terrestrial Plan because of interference it would cause to Global Positioning System (GPS) receivers operating in an adjacent frequency band. Plaintiffs further allege that defendants concealed the likelihood of such interference and breached an earlier alleged agreement with a predecessor of LightSquared regarding a different technical issue. Plaintiffs allege they were third-party beneficiaries of the agreement.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. On February 5, 2015 the District Court issued an order dismissing with prejudice all counts of the Harbinger Lawsuit and all counts of the LightSquared Lawsuit except for the claims alleging negligent misrepresentation and constructive fraud. On February 11, 2015 Harbinger filed a notice of appeal against the dismissal of the Harbinger lawsuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

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

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. The ITC Administrative Law Judge has scheduled a trial hearing commencing on April 3, 2015. Garmin intends to vigorously defend the complaint.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same , and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. The ITC Administrative Law Judge has scheduled a trial hearing commencing on March 18, 2015. Garmin intends to vigorously defend the complaint.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

On July 17, 2014, Johnson Outdoors Inc and Johnson Outdoors Marine Electronics Inc. filed suit in the United States District Court for the Middle District of Alabama, Northern Division, against Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. (collectively, “Garmin “) alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014, Garmin filed an answer. On October 17, 2014, Garmin filed an amended answer. In its amended answer Garmin asserts that each asserted claim of the ‘952 patent, the ‘825 patent and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct, and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer and Garmin seeks treble damages against Johnson Outdoors for antitrust violations under Section 2 of the Sherman Act, 15 U.S.C. § 2. Garmin intends to vigorously defend this action. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois.  The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated.  The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment.  On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah.  The plaintiff voluntarily dismissed the case filed in Illinois and, on March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requested is the same.  On March 31, 2014, Garmin filed a motion to transfer the venue of the Utah action back to the Northern District of Illinois.  On October 21, 2014, the United States District Court for the District of Utah denied Garmin’s motion to transfer venue. On December 26, 2014, Garmin filed a motion to dismiss certain counts of the complaint. The court has scheduled a hearing on this motion on April 16, 2015. No class has been certified at this time. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

MSPBO, LLC v. Garmin International, Inc.

On December 16, 2013, MSPBO, LLC filed suit in the United States District Court for the District of Colorado against Garmin International, Inc. (“Garmin”) alleging infringement of U.S. Patent No. 6,744,375 (“the ‘375 patent”). On January 9, 2014, Garmin filed a motion to dismiss the complaint alleging that the claims are subject to arbitration pending in Kansas and alternatively asked the Colorado federal court to stay the suit until the arbitration in Kansas is resolved. On September 11, 2014, the Colorado federal court denied the motion to dismiss or stay the suit. On September 25, 2014, Garmin filed its answer asserting that each asserted claim of the ‘375 patent is invalid and/or not infringed. Garmin filed a petition on January 8, 2014 with the District Court of Johnson County, Kansas to compel arbitration with Phatrat Technology, Inc. and Phatrat Technology, LLC, alleging Garmin’s prior license agreement with Phatrat (the “Phatrat License Agreement”) covers MSPBO’s current claims as MSPBO is an affiliate of Phatrat under the license agreement with Garmin. On April 28, 2014, the District Court of Johnson County, Kansas granted Garmin’s motion to compel arbitration. Phatrat filed a counterclaim for damages in this arbitration claiming that Garmin breached the Phatrat License Agreement by selling certain products that were excluded from the definition of licensed products in the Phatrat License Agreement. A hearing in this arbitration was held on December 14 to December 17, 2014. Post-hearing briefs in the arbitration were filed on January 28, 2015, and the arbitrator has scheduled oral argument on the post-hearing briefs on February 18, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in the MSPBO lawsuit are without merit and intends to vigorously defend these actions.

Navico Inc. and Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On October 21, 2014, Garmin filed its answer asserting that each asserted claim of the ‘499, ‘840, and ‘550 patents is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Pacing Technologies, LLC v. Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd.

On May 1, 2012, Pacing Technologies, LLC (“Pacing Technologies”) filed suit in the United States District Court for the Southern District of California against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd alleging infringement of U.S. Patent No. 8,101,843. On July 6, 2012, Garmin filed its answer asserting that each asserted claim of the patent-in-suit is invalid and/or not infringed. On March 11, 2014, the court granted Garmin’s motion for summary judgment of non-infringement and found that Garmin’s products could not infringe Pacing Technologies’ patent as a matter of law. Pacing Technologies has appealed the court’s summary judgment order to the Court of Appeals for the Federal Circuit which heard oral argument on the appeal December 3, 2014. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Pioneer Corporation v. Iiyonet Inc.

On October 2, 2014, Pioneer Corporation filed suit in the Tokyo District Court in Japan against Iiyonet Inc. alleging certain Garmin consumer products infringe Japanese Patent No. 3,442,138 (the ‘138 patent). Iiyonet Inc. is the distributor in Japan for Garmin’s consumer products. Garmin intervened in this action on December 19, 2014, and has filed an answer asserting that the asserted claim of the ‘138 patent is invalid and/or not infringed. The Tokyo court has scheduled preparatory oral arguments on March 9, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit. On March 21, 2014, Garmin filed a motion for partial summary judgment. On July 24, 2014, the court denied the motion for partial summary judgment. On March 6, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘992 patent. On May 5, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘812 patent. On October 24, 2014, the U.S. Patent Office issued a non-final rejection of the identified claims of the ‘992 patent. On September 24, 2014, the U.S. Patent Office issued a non-final rejection of the identified claims of the ‘812 patent. The court has scheduled a trial commencing on May 11, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Technology Properties Limited, LLC et al v. Garmin Ltd., Garmin International, Inc. and Garmin USA, Inc.

On July 24, 2012 Technology Properties Limited LLC, Phoenix Digital Solutions LLC, and Patriot Scientific Corporation filed suit in the U.S. District Court for the Northern District of California against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”) alleging infringement by Garmin of one or more of the following patents: U.S. Patent No. 5,809,336, U.S. Patent 5,440,749 and U.S. Patent No. 5,530,890. By agreement of the parties, on October 29, 2012 this lawsuit was stayed pending the resolution of the investigation by the International Trade Commission in In the Matter of Certain Wireless Consumer Electronics Devices and Components Thereof. Such Investigation was terminated with a finding of no violation by Garmin. On March 21, 2012, Technology Properties Limited LLC filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws. On September 24, 2014, the court related the Garmin case with other cases brought by TPL, effectively lifting the stay. On December 18, 2014, Garmin filed its answer asserting that each asserted claim of the ‘336, ‘749, and ‘890 patents is invalid and/or not infringed. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this action are without merit and intends to vigorously defend this action.

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

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 5, 2015.

Dr. Min H. Kao, age 66, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 49, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 52, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 59, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 25, 2015, there were 196 shareholders of record.

The high and low sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2014 and 2013 was as follows:

	Year Ended
	December 27, 2014		December 28, 2013
	High	Low	High	Low
First Quarter	$56.02	$43.63	$42.25	$32.97
Second Quarter	$61.24	$54.24	$36.88	$32.60
Third Quarter	$61.69	$50.75	$45.42	$34.96
Fourth Quarter	$59.63	$49.35	$49.33	$45.70

On June 6, 2014 the shareholders approved a cash dividend in the amount of $1.92 per share out of Garmin’s general reserves from capital contribution payable in four equal installments. The board anticipated the scheduling of the dividend as follows:

Dividend Date	Record Date	$s per share
June 30, 2014	June 17, 2014	$0.48
September 30, 2014	September 15, 2014	$0.48
December 31, 2014	December 15, 2014	$0.48
March 31, 2015	March 16, 2015	$0.48

The Company paid the 2014 dividends in accordance with the schedule above and expects to pay the March 31, 2015 dividend. In addition, Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2015. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

On June 7, 2013, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2013 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 28, 2013	June 18, 2013	$0.45
September 30, 2013	September 16, 2013	$0.45
December 31, 2013	December 16, 2013	$0.45
March 31, 2014	March 17, 2014	$0.45

The Board of Directors approved a share repurchase program on February 12, 2010, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. This share repurchase authorization expired on December 29, 2012.

The Board of Directors approved a share repurchase program on February 15, 2013, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2014. See Footnote 11 for additional information regarding the share repurchase plan.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 27, 2014 and December 28, 2013 and the selected consolidated statement of income data for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 29, 2012, December 31, 2011, and December 25, 2010 and the selected consolidated statement of income data for the years ended December 31, 2011 and December 25, 2010 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011 (2)	Dec. 25, 2010
		(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$2,870,658	$2,631,851	$2,715,675	$2,758,569	$2,689,911
Cost of goods sold	1,266,246	1,224,551	1,277,195	1,419,977	1,343,537
Gross profit	1,604,412	1,407,300	1,438,480	1,338,592	1,346,374

Operating expenses:
Advertising expense	146,633	112,905	138,757	145,024	144,613
Selling, general and administrative	372,032	355,440	369,790	341,217	287,824
Research and development	395,121	364,923	325,773	298,584	277,261
Total operating expenses	913,786	833,268	834,320	784,825	709,698

Operating income	690,626	574,032	604,160	553,767	636,676
Other income(expense), net (3)(4)	33,119	79,526	20,368	30,394	(59,404)
Income before income taxes	723,745	653,558	624,528	584,161	577,272

Income tax provision(benefit) (5)(6)	359,534	41,146	82,125	63,265	(7,331)
Net income	$364,211	$612,412	$542,403	$520,896	$584,603

Net income per share:
Basic	$1.89	$3.13	$2.78	$2.68	$2.97
Diluted	$1.88	$3.12	$2.76	$2.67	$2.95
Weighted average common shares outstanding:
Basic	193,106	195,411	194,909	194,105	196,979
Diluted	194,165	196,341	196,213	194,894	198,009

Dividends declared per share	$1.92	$1.80	$1.80	$1.60	$1.50

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,196,268	$1,179,149	$1,231,180	$1,287,160	$1,260,936
Marketable securities	1,575,333	1,651,968	1,641,395	1,208,155	801,819
Total assets	4,693,303	4,879,603	4,819,124	4,471,338	3,988,688
Total debt	-	-	-	-	-
Total stockholders' equity	3,403,367	3,659,706	3,531,796	3,256,581	3,049,562

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2011 which includes 53 weeks.
(2)	Includes a change in estimate for per unit revenue and cost deferrals. The increase to net sales, gross profit, net income, basic net income per share and diluted net income per share was $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.
(3)	Other income/(expense), net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(4)	Includes $4.3 million, $20.0 million, $12.1 million, and $88.4 million foreign currency losses in 2014, 2012, 2011 and 2010, respectively, and $35.5 million foreign currency gain in 2013.
(5)	2014 – $72.9 million material income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Swiss withholding tax expense due to the release of reserves; 2013 - $68.7 million material income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Taiwan surtax expense due to the release of reserves; and 2010 - $98.7 million material income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by an audit settlement in the US and Taiwan surtax expense due to the release of reserves.
(6)	Includes a $307.6 million income tax expense in 2014 associated with our inter-company restructuring. See Note 6 to the Consolidated Financial Statements for further discussion.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal years 2014, 2013 and 2012 contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

For information on each of the following critical accounting policies and/or estimates, refer to the discussion in the Notes to the Consolidated Financial Statements as indicated in the table below:

Revenue Recognition	Note 2 - Summary of Significant Accounting Policies
Trade Accounts Receivable	Note 2 - Summary of Significant Accounting Policies
Loan Receivable	Note 2 - Summary of Significant Accounting Policies
Warranties	Note 2 - Summary of Significant Accounting Policies
Inventory	Note 2 - Summary of Significant Accounting Policies
Investments	Note 2 - Summary of Significant Accounting Policies & Note 3 - Marketable Securities
Income Taxes	Note 2 - Summary of Significant Accounting Policies & Note 6 - Income Taxes
Stock Based Compensation	Note 2 - Summary of Significant Accounting Policies & Note 9 - Stock Compensation Plans

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network and to original equipment manufacturers. Refer to the Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements. Our sales are largely of a consumer nature; therefore, backlog levels are not necessarily indicative of our future sales results. We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the second quarter, due to increased demand during the spring and summer season, and in the fourth quarter, due to increased demand during the holiday buying season. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications and the release of new products when the initial demand is typically the strongest.

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components. We believe that our flexible production model allows our Xizhi, Jhongli, and LinKou manufacturing plants in Taiwan, our Olathe, Kansas, and Salem, Oregon manufacturing plants to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of our devices sold into the automotive/mobile market have declined due to market pressures and introduction of new products sold at lower price points. In recent years, pricing has stabilized in automotive/mobile allowing for stable to improving gross margins. The average selling prices of our aviation, outdoor, fitness, and marine products have historically been stable due to product mix and the introduction of more advanced products sold at higher prices. In 2014, fitness pricing declined due to high volumes of lower-priced activity trackers. The effect of the sales price differences inherent within the mix of products sold could have a significant impact on our gross profit.

Advertising Expense

Our advertising expenses consist of costs for media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships.

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

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new markets for active lifestyle products.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	Fiscal Years Ended
	Dec. 27,	Dec. 28,	Dec. 29,
	2014	2013	2012
Net sales	100%	100%	100%
Cost of goods sold	44%	47%	47%
Gross profit	56%	53%	53%
Operating expenses:
Advertising	5%	4%	5%
Selling, general and administrative	13%	14%	14%
Research and development	14%	14%	12%
Total operating expenses	32%	32%	31%
Operating income	24%	22%	22%
Other income / (expense) , net	1%	3%	1%
Income before income taxes	25%	25%	23%
Provision for income taxes	13%	2%	3%
Net income	13%	23%	20%

The following table sets forth our results of operations through income before income taxes for each of our five segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

				Automotive/
Fiscal year ended December 27, 2014	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$427,555	$568,440	$248,371	$1,240,377	$385,915
Cost of goods sold	161,005	210,153	118,661	670,925	105,502
Gross profit	266,550	358,287	129,710	569,452	280,413

Advertising expense	28,650	52,606	12,353	46,245	6,779
Selling, general and administrative expenses	57,098	75,747	42,975	172,754	23,458
Research and development expense	29,747	39,252	48,150	134,774	143,198
Total operating expenses	115,495	167,605	103,478	353,773	173,435

Operating income	151,055	190,682	26,232	215,679	106,978
Other income(expense), net	1,891	6,089	3,885	20,365	889

Income before income taxes	$152,946	$196,771	$30,117	$236,044	$107,867

				Automotive/
Fiscal year ended December 28, 2013	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$410,989	$356,283	$222,928	$1,302,314	$339,337
Cost of goods sold	148,460	133,358	107,837	737,231	97,665
Gross profit	262,529	222,925	115,091	565,083	241,672

Advertising expense	19,805	24,153	11,435	52,478	5,034
Selling, general and administrative expenses	59,058	50,765	38,578	187,449	19,590
Research and development expense	24,469	27,757	46,585	136,639	129,473
Total operating expenses	103,332	102,675	96,598	376,566	154,097

Operating income	159,197	120,250	18,493	188,517	87,575
Other income(expense), net	9,352	11,161	7,500	46,005	5,508

Income before income taxes	$168,549	$131,411	$25,993	$234,522	$93,083

				Automotive/
Fiscal year ended December 29, 2012	Outdoor	Fitness	Marine	Mobile	Aviation

Net sales	$401,747	$321,788	$208,136	$1,492,440	$291,564
Cost of goods sold	141,183	117,173	82,935	849,527	86,377
Gross profit	260,564	204,615	125,201	642,913	205,187

Advertising expense	20,812	25,322	14,804	72,817	5,002
Selling, general and administrative expenses	54,535	43,943	33,540	220,669	17,103
Research and development expense	20,606	23,543	42,857	128,661	110,106
Total operating expenses	95,953	92,808	91,201	422,147	132,211

Operating income	164,611	111,807	34,000	220,766	72,976
Other income(expense), net	3,123	2,467	1,725	10,852	2,201

Income before income taxes	$167,734	$114,274	$35,725	$231,618	$75,177

Comparison of 52-Weeks Ended December 27, 2014 and December 28, 2013

Net Sales

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$427,555	15%	$410,989	16%	$16,566	4%
Fitness	568,440	20%	356,283	14%	212,157	60%
Marine	248,371	9%	222,928	8%	25,443	11%
Automotive/Mobile	1,240,377	43%	1,302,314	49%	(61,937)	-5%
Aviation	385,915	13%	339,337	13%	46,578	14%
Total	$2,870,658	100%	$2,631,851	100%	$238,807	9%

Net sales increased 9% in 2014 when compared to the year-ago period. All segments, excluding automotive/mobile, grew in the fiscal year 2014. Automotive/mobile revenue remains the largest portion of our revenue mix at 43% in the fiscal year 2014 compared to 49% in the fiscal year 2013.

Total unit sales increased 9% to 15.1 million units in 2014 from 13.9 million units in 2013. The increase in unit sales volume was attributable to growth in all segments except automotive/mobile which had volume decline due to penetration rates and competing technologies.

Automotive/mobile segment revenue decreased 5% from fiscal year 2013, as a 10% volume decline and slight average selling price (ASP) decline, were partially offset by amortization of previously deferred revenue exceeding current period revenue deferrals and increased auto OEM contributions. Revenues in our fitness segment increased 60% from fiscal year 2013 on the strength of wellness products first introduced in 2014, and recent biking and running product introductions. Aviation revenues increased 14% from fiscal year 2013 as both OEM market share gains and aftermarket strength contributed to growth. Outdoor revenues increased 4% from fiscal year 2013 primarily due to strong sales of fēnix 2 and our lineup of dog tracking and training products, offset by declining sales of our handheld products which serve a mature industry. Revenues in our marine segment increased 11% due to both the recent acquisition of Fusion Electronics as well as new product introductions. This growth was partially offset by a competitive pricing environment in the global marine electronics industry.

The Company anticipates revenue of $2.9 billion in 2015 driven by growth in the fitness, aviation and marine segments offset by ongoing declines in the automotive/mobile segment. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$161,005	38%	$148,460	36%	$12,545	8%
Fitness	210,153	37%	133,358	37%	76,795	58%
Marine	118,661	48%	107,837	48%	10,824	10%
Automotive/Mobile	670,925	54%	737,231	57%	(66,306)	-9%
Aviation	105,502	27%	97,665	29%	7,837	8%
Total	$1,266,246	44%	$1,224,551	47%	$41,695	3%

Cost of goods sold increased 3% in absolute dollars for fiscal year 2014 when compared to fiscal year 2013. The increase was driven by growth in all segments excluding automotive/mobile. Fitness and marine cost of goods increased in-line with sales growth as described above with gross margins stable year-over-year. Outdoor cost of goods increased due to sales growth with gross margin contraction driven by product mix.

As a percentage of revenue, cost of goods sold decreased 240 basis points from fiscal year 2013 with improvement or stability in each segment, excluding outdoor as mentioned above. The automotive/mobile cost of goods improvement as a percent of revenues was primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in 2014. Aviation margin improvement was primarily due to increased contribution of software sales which carry a higher margin.

Management believes that cost of goods sold as a percentage of sales will be relatively stable in 2015 given the growth in segments with higher margin profiles than corporate average, product mix within those segments and current component pricing.

Gross Profit

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$266,550	62%	$262,529	64%	$4,021	2%
Fitness	358,287	63%	222,925	63%	135,362	61%
Marine	129,710	52%	115,091	52%	14,619	13%
Automotive/Mobile	569,452	46%	565,083	43%	4,369	1%
Aviation	280,413	73%	241,672	71%	38,741	16%
Total	$1,604,412	56%	$1,407,300	53%	$197,112	14%

Gross profit dollars in fiscal year 2014 increased 14% while gross profit margin increased 240 basis points compared to fiscal year 2013 with all segments stable or improving, excluding outdoor. The automotive/mobile, fitness, marine and aviation segments recorded improved gross margins, as discussed above. Outdoor gross profit margins declined, as discussed above.

Management believes that total company gross margins will be relatively stable in 2015 as discussed above.

Advertising Expenses

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$28,650	7%	$19,805	5%	$8,845	45%
Fitness	52,606	9%	24,153	7%	28,453	118%
Marine	12,353	5%	11,435	5%	918	8%
Automotive/Mobile	46,245	4%	52,478	4%	(6,233)	-12%
Aviation	6,779	2%	5,034	1%	1,745	35%
Total	$146,633	5%	$112,905	4%	$33,728	30%

Advertising expense increased 30% in absolute dollars while increasing 80 basis points as a percent of revenues. The increase in absolute dollars occurred primarily in outdoor and fitness to support new product introductions and was partially offset by decreased spending in automotive/mobile due to reduced cooperative advertising associated with lower volumes. Aviation advertising increased materially due to increased cooperative advertising efforts with our dealers.

Management expects to decrease advertising as a percentage of sales in 2015 due to continued benefit from the 2014 advertising increase.

Selling, General and Administrative Expenses

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$57,098	13%	$59,058	14%	$(1,960)	-3%
Fitness	75,747	13%	50,765	14%	24,982	49%
Marine	42,975	17%	38,578	17%	4,397	11%
Automotive/Mobile	172,754	14%	187,449	14%	(14,695)	-8%
Aviation	23,458	6%	19,590	6%	3,868	20%
Total	$372,032	13%	$355,440	14%	$16,592	5%

Selling, general and administrative expense increased 5% in absolute dollars and declined 50 basis points as a percent of revenues compared to fiscal year 2013. The absolute dollar increase is primarily related to product support, information technology costs and legal costs specific to marine litigation. The aviation increase was primarily driven by product support costs. Other variances by segment, excluding aviation, are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Management expects selling, general and administrative expenses to increase slightly as a percentage of sales in 2015.

Research and Development Expense

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$29,747	7%	$24,469	6%	$5,278	22%
Fitness	39,252	7%	27,757	8%	11,495	41%
Marine	48,150	19%	46,585	21%	1,565	3%
Automotive/Mobile	134,774	11%	136,639	10%	(1,865)	-1%
Aviation	143,198	37%	129,473	38%	13,725	11%
Total	$395,121	14%	$364,923	14%	$30,198	8%

Research and development expense increased 8% due to ongoing development activities for new products and the addition of over 200 new engineering personnel to our staff since the fiscal year 2013. In absolute dollars, research and development costs increased $30.2 million when compared with fiscal year 2013 and decreased 10 basis points as a percent of revenue. Fitness, outdoor and aviation increased to support new product initiatives. Automotive/mobile investment declined due to efforts to allocate research and development spending to areas with the highest growth potential.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase during fiscal 2015 on an absolute dollar basis and as a percent of revenue in order to deliver innovative new products and technologies.

Operating Income

	52-weeks ended Dec 27, 2014		52-weeks ended Dec 28, 2013		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$151,055	35%	$159,197	39%	$(8,142)	-5%
Fitness	190,682	34%	120,250	34%	70,432	59%
Marine	26,232	11%	18,493	8%	7,739	42%
Automotive/Mobile	215,679	17%	188,517	14%	27,162	14%
Aviation	106,978	28%	87,575	26%	19,403	22%
Total	$690,626	24%	$574,032	22%	$116,594	20%

As a result of the above, operating income increased 20% in absolute dollars and 220 basis points as a percent of revenue when compared to the fiscal year 2013. Revenue growth and an improving gross margin percentage, as discussed above, contributed to the growth. By segment results are discussed above.

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 27, 2014	December 28, 2013
Interest Income	$35,584	35,271
Foreign Currency gains(losses)	(4,299)	35,538
Other	1,834	8,717
Total	$33,119	$79,526

The average return on cash and investments during the fiscal years of 2014 and 2013 were 1.3% and 1.4%, respectively. The slight increase in interest income was offset by fewer capital gains on investments in 2014, which is recorded as Other income.

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

The majority of the $4.3 million currency loss in the fiscal year 2014 was due to the strengthening of the U.S. Dollar compared to the Euro and the British Pound Sterling. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed an offsetting gain. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts when the currencies move congruently against the U.S. Dollar due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate primarily to revenue. During fiscal year 2014, the U.S. Dollar strengthened 11.4% compared to the Euro and 5.5% compared to the British Pound Sterling resulting in a net loss of $43.7 million. This was more than offset as the U.S. Dollar strengthened 5.5% compared to the Taiwan Dollar resulting in a gain of $44.8 million. The remaining net currency loss of $5.4 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense increased by $318.4 million, to $359.5 million for the fiscal year 2014, from $41.1 million for the fiscal year 2013.  Contributing to the significant increase were:

•	tax expense of $307.6 million associated with the inter-company restructuring discussed below,
•	expiration of certain Taiwan tax holidays and
•	research and development tax credits of $6.3 million related to 2012 which were recognized when the related legislation was enacted in January 2013.

Partially offset by favorable impacts including:

•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $83.9 million in fiscal year 2014 compared to releases of $79.9 million in fiscal year 2013.

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

The Company expects the effective income tax rate to be between 16-17% in 2015.

Net Income (Loss)

As a result of the various factors noted above, net income decreased 41% to $364.2 million for the fiscal year 2014 compared to $612.4 million for fiscal year 2013.

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

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 28, 2013	December 29, 2012
Interest Income	$35,271	$35,108
Foreign Currency gain(losses)	35,538	(20,022)
Other	8,717	5,282
Total	$79,526	$20,368

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

Income Tax Provision

Our income tax expense decreased by $41.0 million, to $41.1 million for the fiscal year 2013, from $82.1 million for the fiscal year 2012.  Contributing to the significant decrease were:

•      release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $79.9 million in fiscal year 2013 compared to releases of $13.0 million in fiscal year 2012 and

•      research and development tax credits of $6.3 million related to 2012 which were recognized when the related legislation was enacted in January 2013

Partially offset by unfavorable impacts including:

•      unfavorable income mix across tax jurisdictions and

•      expiration of certain Taiwan tax holidays.

Net Income

As a result of the various factors noted above, net income increased 13% to $612.4 million for fiscal year 2013 compared to $542.4 million for fiscal year 2012.

Liquidity and Capital Resources

Operating Activities

	Fiscal Year Ended
	Dec 27,	Dec 28,	Dec 29,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$522,711	$630,084	$684,745

The $107.4 million decrease in cash provided by operating activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	net income decreasing by $248.2 million, including the $307.6 million tax expense related to the inter-company restructuring, as discussed in the Results of Operations section above
•	accounts receivable providing $66.0 million less cash primarily due to the increasing sales in fourth quarter 2014 and timing of collections
•	deferred revenue/costs providing $58.2 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	inventories, net providing $53.9 million less cash primarily due to new product categories and increasing product demand partially offset by increased reserves for obsolete and slow moving inventories

Partially offset by:

•	income taxes payable providing $130.2 million more cash due to the timing of disbursements primarily related to the inter-company restructuring offset by the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits
•	the impact of deferred income taxes providing $81.9 million more cash due primarily to timing of disbursements partially related to the inter-company restructuring in addition to the reclassification of withholding taxes from current taxes payable.

•	other current and non-current liabilities providing $48.2 million more cash due to timing of payments related to royalties and advertising
•	the impact of increasing unrealized foreign currency losses providing $40.7 million more cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency and specific European operations which utilize the Euro as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	other current and noncurrent assets providing $22.6 million more cash primarily due to timing of payments associated with advertising and sponsorships

The $54.7 million decrease in cash provided by operating activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	the impact of increasing unrealized foreign currency gains providing $80.2 million less cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	deferred revenue/costs providing $70.8 million less working capital benefit due to the increased amortization of previously deferred revenue/cost exceeding current period revenue deferrals as discussed in the Results of Operations section above
•	other current and noncurrent assets providing $61.7 million less cash primarily due to the reimbursement of tax withholdings of $51.4 million from the Swiss Federal Tax Authority in 2012
•	inventories and related provisions for obsolete and slow moving inventories providing $11.7 million less cash due to valuation fluctuations related to inventories held in foreign currencies
•	the impact of decreasing depreciation and amortization providing $11.7 million less non-cash adjustment to net income and
•	the impact of decreasing stock compensation expense providing $6.7 million less non-cash adjustment to net income

Partially offset by:

•	net income increasing by $70.0 million as discussed in the Results of Operations section above
•	accounts payable providing $57.0 million more cash primarily due to the impact of lower revenues and associated expenses in 2013
•	deferred income taxes providing $40.0 million more cash due primarily to the impact of decreased deferred revenue/costs and
•	accounts receivable and related provision for doubtful accounts providing $26.4 million more cash primarily due to the impact of lower revenues and the associated decline in receivables

We expect to generate $610 million of cash flow from operations in 2015 with ongoing net income.

Investing Activities

	Fiscal Year Ended
	Dec 27,	Dec 28,	Dec 29,
(In thousands)	2014	2013	2012
Net cash provided by (used in) investing activities	$131,332	$(274,442)	$(496,228)

The $405.8 million increase in cash provided by investing activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in the current year period compared to a cash advance of the same amount in the prior year period and
•	increased net redemptions of marketable securities of $165.9 million

Partially offset by:

•	increased purchases of property and equipment of $17.3 million
•	increased cash payments for acquisitions of $13.2 million and
•	increased cash payments for intangible assets of $3.6 million

The $221.8 million decrease in cash used in investing activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	decreased net investments in marketable securities providing cash of $368.3 million

Partially offset by:

•	increased cash advanced under a loan receivable commitment with Bombardier of $137.4 million, and
•	increased purchases of property and equipment of $17.6 million

We have budgeted approximately $85 million of capital expenditures during fiscal 2015 to include some facility expansion, along with normal ongoing capital expenditures and maintenance activities. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average return on cash and investments during fiscal 2014, 2013, and 2012 were approximately 1.3%, 1.4% and 1.4%, respectively.

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

The 10 Year Treasury Bond Yield decreased in 2014, resulting in a balance of $13,031 and $8,420 of gross other-than-temporary impairment and other unrealized losses on marketable securities at December 27, 2014. The amortized cost and estimated fair value of the securities at an unrealized loss position at December 27, 2014 were $1,276,404 and $1,254,953, respectively. Approximately 59% of securities in our portfolio were at an unrealized loss position at December 27, 2014. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

Financing Activities

	Fiscal Year Ended
	Dec 27,	Dec 28,	Dec 29,
(In thousands)	2014	2013	2012
Net cash used in financing activities	$(599,622)	$(406,838)	$(249,849)

The $192.8 million increase in cash used in financing activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	increased purchase of treasury stock of $183.2 million under a share repurchase authorization and
•	increased dividend payments of $8.4 million due to the increased dividend per share that was effective beginning in the second calendar quarter of 2014

The $157.0 million increase in cash used in financing activities in fiscal year 2013 compared to fiscal year 2012 was primarily due to the following:

•	increased dividend payments of $98.3 million due to the timing of our calendar fourth quarter 2012 dividend occurring after the close of our fiscal year and the increase in our year-over-year dividend rate and
•	increased purchase of treasury stock of $58.4 million under a share repurchase authorization

Our dividend has progressively increased from $0.40 per share for the four calendar quarters beginning in June 2011 to $0.45 per share for the eight calendar quarters beginning in June 2012 to $0.48 per share for the four calendar quarters beginning in June 2014.

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

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 27, 2014, aggregated by type of contractual obligation, are:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$71.3	$16.4	$24.2	$15.8	$14.8

The Company is a party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $268.1 million over the next five years.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $77.5 million as of December 27, 2014, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

Foreign Currency Exchange Rate Risk

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The company has not historically hedged its foreign currency exchange rate risks.

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

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar. The Company believes that gains and losses will become more material in the future as our European presence grows. In 2014, the U.S. Dollar strengthened 11.4% and 5.5%, respectively, relative to the Euro and British Pound Sterling resulting in a foreign currency loss of $43.7 million in Garmin Ltd. and our European subsidiaries.  The U.S. Dollar strengthened 5.5% against the Taiwan Dollar resulting in a $44.8 million foreign currency gain due to the fluctuation of asset balances throughout the year.  The net result of these currency moves combined with other losses of $5.4 million, and the timing of transactions during the year was a net loss of $4.3 million for the Company and a cumulative translation adjustment of $64.5 million during the fiscal year 2014.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on total monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 27, 2014, a hypothetical and reasonably possible adverse change of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $118 million at December 27, 2014.

Interest Rate Risk

We have no outstanding long-term debt as of December 27, 2014. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2014 and 2013, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 27, 2014, a hypothetical and reasonably possible 100 basis point increase in interest rates across all maturities would result in an approximate $52 million decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 27, 2014, December 28, 2013, and December 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 27, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 27, 2014 and December 28, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.'s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Ernst & Young LLP

Kansas City, Missouri

February 18, 2015

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 27,	December 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,196,268	$1,179,149
Marketable securities (Note 3)	167,989	149,862
Accounts receivable, less allowance for doubtful accounts of $18,330 in 2014 and $20,367 in 2013	570,191	564,586
Inventories, net	420,475	382,226
Deferred income taxes (Note 6)	56,102	69,823
Deferred costs	51,336	57,368
Loan receivable	-	137,379
Prepaid expenses and other current assets	48,615	55,243
Total current assets	2,510,976	2,595,636

Property and equipment, net
Land and improvements	94,245	98,324
Building and improvements	324,710	300,820
Office furniture and equipment	188,847	156,731
Manufacturing equipment	128,441	123,346
Engineering equipment	102,692	96,180
Vehicles	20,661	20,879
	859,596	796,280
Accumulated depreciation	(428,709)	(381,432)
	430,887	414,848

Restricted cash (Note 4)	308	249
Marketable securities (Note 3)	1,407,344	1,502,106
Noncurrent deferred income tax (Note 6)	67,712	88,324
Noncurrent deferred costs	36,140	41,157
Intangible assets, net	218,083	219,494
Other assets	21,853	17,789
Total assets	$4,693,303	$4,879,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$149,094	$146,582
Salaries and benefits payable	62,764	59,794
Accrued warranty costs	27,609	26,767
Accrued sales program costs	58,934	50,903
Deferred revenue	203,598	256,908
Accrued royalty costs	51,889	64,538
Accrued advertising expense	26,334	19,448
Other accrued expenses	67,780	65,657
Deferred income taxes (Note 6)	17,673	989
Income taxes payable	182,260	38,043
Dividend payable	185,326	175,675
Total current liabilities	1,033,261	905,304

Deferred income taxes (Note 6)	39,497	1,758
Non-current income taxes	80,611	140,933
Non-current deferred revenue	135,130	171,012
Other liabilities	1,437	890

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 191,815 shares outstanding at December 27, 2014; and 195,150 shares outstanding at December 28, 2013; (Notes 9, 10, and 11):	1,797,435	1,797,435
Additional paid-in capital	73,521	79,263
Treasury stock	(330,132)	(120,620)
Retained earnings	1,859,972	1,865,587
Accumulated other comprehensive income	2,571	38,041
Total stockholders' equity	3,403,367	3,659,706
Total liabilities and stockholders' equity	$4,693,303	$4,879,603

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Net sales	$2,870,658	$2,631,851	$2,715,675
Cost of goods sold	1,266,246	1,224,551	1,277,195
Gross profit	1,604,412	1,407,300	1,438,480

Advertising expense	146,633	112,905	138,757
Selling, general and administrative expenses	372,032	355,440	369,790
Research and development expense	395,121	364,923	325,773
	913,786	833,268	834,320
Operating income	690,626	574,032	604,160

Other income (expense):
Interest income	35,584	35,271	35,108
Foreign currency gains (losses)	(4,299)	35,538	(20,022)
Other	1,834	8,717	5,282
	33,119	79,526	20,368
Income before income taxes	723,745	653,558	624,528

Income tax provision (benefit): (Note 6)
Current	274,107	27,771	114,013
Deferred	85,427	13,375	(31,888)
	359,534	41,146	82,125
Net income	$364,211	$612,412	$542,403

Basic net income per share (Note 10)	$1.89	$3.13	$2.78
Diluted net income per share (Note 10)	$1.88	$3.12	$2.76

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Net income	$364,211	$612,412	$542,403
Foreign currency translation adjustment	(64,489)	(43,609)	52,516
Change in fair value of available-for-sale marketable securities, net of deferred taxes	29,019	(56,904)	(1,155)
Comprehensive income	$328,741	$511,899	$593,764

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income/(Loss)	Total
Balance at December 31, 2011	$1,797,435	$61,869	$(103,498)	$1,413,582	$87,193	$3,256,581
Net income	–	–	–	542,403	–	542,403
Translation adjustment	–	–	–	–	52,516	52,516
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $46	–	–	–	–	(1,155)	(1,155)
Comprehensive income	593,764
Dividends declared	–	–	–	(351,360)	–	(351,360)
Tax benefit from issuance of equity awards	–	(516)	–	–	–	(516)
Issuance of treasury stock related to equity awards	–	(18,165)	40,963	–	–	22,798
Stock compensation	–	29,274	–	–	–	29,274
Purchase of treasury stock related to equity awards	–	–	(18,745)	–	–	(18,745)
Balance at December 29, 2012	$1,797,435	$72,462	$(81,280)	$1,604,625	$138,554	$3,531,796
Net income	–	–	–	612,412	–	612,412
Translation adjustment	–	–	–	–	(43,609)	(43,609)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($2,183)	–	–	–	–	(56,904)	(56,904)
Comprehensive income	511,899
Dividends declared	–	–	–	(351,450)	–	(351,450)
Tax benefit from issuance of equity awards	–	4,584	–	–	–	4,584
Issuance of treasury stock related to equity awards	–	(20,375)	43,145	–	–	22,770
Stock compensation	–	22,592	–	–	–	22,592
Purchase of treasury stock related to equity awards	–	–	(24,063)	–	–	(24,063)
Purchase of treasury stock under share repurchase plan	–	–	(58,422)	–	–	(58,422)
Balance at December 28, 2013	$1,797,435	$79,263	$(120,620)	$1,865,587	$38,041	$3,659,706
Net income	–	–	–	$364,211	–	364,211
Translation adjustment	–	–	–	–	(64,489)	(64,489)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $201	–	–	–	–	29,019	29,019
Comprehensive income						328,741
Dividends declared	–	–	–	(369,826)	–	(369,826)
Tax benefit from issuance of equity awards	–	(84)	–	–	–	(84)
Issuance of treasury stock related to equity awards	–	(29,951)	50,704	–	–	20,753
Stock compensation	–	24,293	–	–	24,293
Purchase of treasury stock related to equity awards	–	–	(18,638)	–	–	(18,638)
Purchase of treasury stock under share repurchase plan	–	–	(241,578)	–	–	(241,578)
Balance at December 27, 2014	$1,797,435	$73,521	$(330,132)	$1,859,972	$2,571	$3,403,367

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Operating Activities:
Net income	364,211	$612,412	$542,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,433	48,476	52,632
Amortization	28,582	30,328	37,835
Gain on sale of property and equipment	(306)	(724)	(367)
Provision for doubtful accounts	66	1,553	2,947
Provision for obsolete and slow-moving inventories	25,903	20,891	11,003
Unrealized foreign currency (gains)/losses	573	(40,120)	40,042
Deferred income taxes	89,828	7,931	(32,080)
Stock compensation	24,293	22,592	29,274
Realized gains on marketable securities	(505)	(5,877)	(2,980)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,398)	38,589	10,808
Inventories	(76,491)	(17,593)	3,997
Other current and non-current assets	627	(22,013)	39,717
Accounts payable	8,981	18,043	(38,929)
Other current and non-current liabilities	16,467	(31,775)	(33,235)
Deferred revenue	(87,543)	(16,150)	67,931
Deferred costs	11,029	(2,204)	(15,441)
Income taxes payable	95,961	(34,275)	(30,812)
Net cash provided by operating activities	522,711	630,084	684,745

Investing activities:
Purchases of property and equipment	(73,339)	(56,083)	(38,445)
Proceeds from sale of property and equipment	748	885	757
Purchase of intangible assets	(4,720)	(1,122)	(6,783)
Purchase of marketable securities	(1,006,482)	(909,151)	(1,429,593)
Redemption of marketable securities	1,096,676	833,491	985,598
Proceeds from repayment (advances) on loan receivable	137,379	(137,369)	-
Acquisitions, net of cash acquired	(18,871)	(5,680)	(7,697)
Change in restricted cash	(59)	587	(65)
Net cash provided by (used in) investing activities	131,332	(274,442)	(496,228)

Financing activities:
Dividends	(360,075)	(351,707)	(253,386)
Tax benefit from issuance of equity awards	(84)	4,584	(516)
Proceeds from issuance of treasury stock related to equity awards	20,753	22,770	22,798
Purchase of treasury stock related to equity awards	(18,638)	(24,063)	(18,745)
Purchase of treasury stock under share repurchase plan	(241,578)	(58,422)	-
Net cash used in financing activities	(599,622)	(406,838)	(249,849)

Effect of exchange rate changes on cash and cash equivalents	(37,302)	(835)	5,352

Net increase(decrease) in cash and cash equivalents	17,119	(52,031)	(55,980)
Cash and cash equivalents at beginning of year	1,179,149	1,231,180	1,287,160
Cash and cash equivalents at end of year	$1,196,268	$1,179,149	$1,231,180

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In Thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$175,465	$73,372	$127,509

Cash received during the year from income tax refunds	$5,260	$3,584	$5,237

Cash paid during the year for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	29,220	$(59,087)	$(1,109)

Fair value of assets acquired	$22,735	$11,486	$11,156
Liabilities assumed	$(3,718)	(4,955)	(2,740)
Less: cash acquired	$(146)	(851)	(719)
Cash paid for acquisitions, net of cash acquired	$18,871	$5,680	$7,697

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Information)

December 27, 2014 and December 28, 2013

1. Description of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) design, develop, manufacture, market, and distribute a diverse family of hand-held, wrist-based, portable and fixed-mount Global Positioning System (GPS)-enabled products and other navigation, communications, information and sensor-based products. Garmin Corporation (GC) is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (GII) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. GII also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Ltd. (GEL) is responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA). Many of GEL’s sales are to other Company-owned distributors in the EMEA region.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal years 2014, 2013 and 2012 included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of $20,874 and $85,363 as of December 27, 2014 and December 28, 2013, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in results of operations and amounted to exchange gains (losses) of ($4,299), $35,538, and ($20,022) for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. The loss in fiscal 2014 was due primarily to the USD strengthening against the Euro and the British Pound Sterling which was largely offset by the USD strengthening against the Taiwan Dollar. The gain in fiscal 2013 was due primarily to the strengthening of the USD against the Taiwan Dollar and the USD weakening against the Euro and the British Pound Sterling. The loss in fiscal 2012 was due primarily to the weakening of the USD against the Taiwan Dollar and was partially offset by the USD weakening against the Euro and the British Pound Sterling.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 80 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when its internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide security against large losses.

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

The Company’s top ten customers have contributed between 22% and 26% of net sales since 2012. None of the Company’s customers accounted for more than 10% of consolidated net sales in the years ended December 27, 2014, December 28, 2013, and December 29, 2012.

Loan Receivable

On March 14, 2013, the Company entered into a Memorandum of Agreement (the “Agreement”) with Bombardier, Inc. (“Bombardier”).  The Company is the supplier of the avionics system for the Lear 70 and Lear 75 aircraft for Learjet, Inc., which is a subsidiary of Bombardier (the “Program”).  In order to assist Bombardier in connection with delayed cash flows from the Program partially related to the certification of avionics for the Program exceeding the planned delivery date, the Company agreed to provide Bombardier a short term, interest free, loan of $173,708 in cash in seven installments beginning on March 22, 2013 and ending on September 20, 2013 pursuant to the terms and conditions of the Agreement.  Bombardier repaid the loan in five installments beginning in November 2013 and ending in April 2014 pursuant to the terms and conditions of the Agreement and subsequent amendment signed December 6, 2013.  As of December 27, 2014, the Company had a loan receivable balance of $0 from Bombardier in the accompanying consolidated balance sheet.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. Garmin writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories consisted of the following:

	December 27, 2014	December 28, 2013

Raw Materials	$161,444	$131,408
Work-in-process	$53,824	$50,110
Finished goods	$244,282	$229,089
Inventory Reserves	$(39,075)	$(28,381)
Inventory, net of reserves	$420,475	$382,226

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2014, 2013, or 2012.  The accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 3 to 10 years.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of our shareholders.

On June 6, 2014, the shareholders approved a dividend of $1.92 per share (of which, $0.96 was paid in the Company's 2014 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2014	June 17, 2014	$0.48
September 30, 2014	September 15, 2014	$0.48
December 31, 2014	December 15, 2014	$0.48
March 31, 2015	March 16, 2015	$0.48

The Company paid dividends in 2014 in the amount of $360,075. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

On June 7, 2013, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2013 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 28, 2013	June 18, 2013	$0.45
September 30, 2013	September 16, 2013	$0.45
December 31, 2013	December 16, 2013	$0.45
March 31, 2014	March 17, 2014	$0.45

The Company paid dividends in 2013 in the amount of $351,707. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

On June 1, 2012, the shareholders approved a dividend of $1.80 per share (of which, $0.90 was paid in the Company's 2012 fiscal year) payable in four installments as follows:

Dividend Date	Record Date	$s per share
June 29, 2012	June 15, 2012	$0.45
September 28, 2012	September 14, 2012	$0.45
December 31, 2012	December 14, 2012	$0.45
March 29, 2013	March 15, 2013	$0.45

The Company paid dividends in 2012 in the amount of $253,386. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

Approximately $290,955 and $265,880 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 27, 2014 and December 28, 2013, respectively.

Intangible Assets

At December 27, 2014 and December 28, 2013, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $191,034 and $183,431, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $151,589 and $143,227 at December 27, 2014 and December 28, respectively. Amortization expense on these intangible assets was $8,362, $17,847,and $21,437 for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. In the next five years, the amortization expense is estimated to be $20,038, $7,481, $4,799, $4,122, and $2,811, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $178,638 at December 27, 2014 and $179,290 at December 28, 2013.

	December 27, 2014	December 28, 2013
Goodwill balance at beginning of year	$179,290	$176,059
Acquisitions	2,517	2,726
Finalization of purchase price allocations and effect of foreign currency translation	(3,169)	505
Goodwill balance at end of year	$178,638	$179,290

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 27, 2014. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain(loss). At December 27, 2014 and December 28, 2013, cumulative unrealized gains and losses, net of tax of ($18,303) and ($47,322), respectively, were reported in accumulated other comprehensive income, net of related taxes.

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

Income taxes are discussed in detail in Note 6 of the Notes to Consolidated Financial Statements.

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

Garmin introduced nüMaps Lifetime™ in 2009, which is a single fee program that, subject to the program’s terms and conditions, enables customers to download the latest map and point of interest information for the useful life of their PND.  The revenue and associated cost of royalties for sales of nüMaps Lifetime™ products are deferred at the time of sale and recognized ratably on a straight-line basis over the estimated 36-month life of the products.  With the acquisition of Navigon AG in 2011, products marketed under the Navigon brand have a FreshMaps program that enables customers to download the latest map and point of interest information for two years.  The revenue and associated cost of royalties for sales of FreshMaps products are deferred at the time of sale and recognized ratably on a straight-line basis over the two year period.

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

In 2010, Garmin began offering PNDs with lifetime map updates (LMUs) bundled in the original purchase price.  Similar to nüMaps Lifetime™, LMUs enable customers to download the latest map and point of interest information for the useful life of their PND.  In addition, Garmin offers PNDs with traffic service bundled in the original purchase price.  The Company has identified multiple deliverables contained in arrangements involving the sale of PNDs which include the LMU and/or traffic service.  The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale.  The second deliverable and potentially third deliverables are the LMU and/or traffic service.  The Company has allocated revenue between these deliverables using the relative selling price method.  Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU or the subscription for traffic service are deferred and recognized on a straight-line basis over the estimated 36-month life of the products.

As the sales of nüMaps Lifetime and traffic subscriptions as a percentage of total unit sales or in the aggregate decreased significantly in mid-2011, the Company determined that the previous estimate of selling price based on more limited stand-alone sales of nüMaps Lifetime or traffic was no longer a sole determinant of its value as determined under VSOE, and that third party evidence of selling price was not available.  The Company determined that the price differential between bundled and unbundled products and the royalty cost of the LMU or traffic subscription plus an approximate margin were both additional indicators of estimated selling price.  These estimates were also reflective of how the Company established product pricing based in part on customer perception of value of the added LMU or traffic service capability.  As such, during 2012 and 2013, the Company estimated selling price of the undelivered element based on the relative selling price method using a weighted average of the stand-alone sales price, the price differential between bundled and unbundled units, and the royalty or subscription cost plus a normal margin. In 2014, the Company determined that stand-alone and unbundled unit sales no longer occurred on more than a limited basis, and the royalty or subscription cost plus a normal margin is therefore now used as the primary indicator in calculating relative selling price of the undelivered element.

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

Deferred Revenues and Costs

At December 27, 2014 and December 28, 2013, the Company had deferred revenues totaling $338,728 and $427,920, respectively, and related deferred costs totaling $87,476 and $98,525, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to three years on a straight-line basis. In the next three years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $152,262, $71,801, and $27,189, respectively.

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

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Balance - beginning of period	$26,767	$37,301	$46,773
Change in accrual for products sold in prior periods (1)	-	(8,709)	-
Accrual for products sold(2)	44,423	41,309	38,421
Expenditures	(43,581)	(43,134)	(47,893)
Balance - end of period	$27,609	$26,767	$37,301

(1)	Our expected future cost is estimated based upon historical trends in the volume of product returns and the related warranty costs incurred. In 2013 we updated these assumptions and shortened the estimated time horizon in which we settle claims with our retail partners.

(2)	Minor changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $146,633, $112,905 and $138,757, for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $395,121, $364,923 and $325,773, for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.

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

Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected life, forfeitures and dividends. If forfeitures differ significantly from these estimates, stock-based compensation expense could be impacted. Forfeitures were estimated based on historical experience and management’s estimates.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange or transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2016 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of adopting this new guidance on the Company’s financial statements.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of December 27, 2014
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$452,686	$-	$452,686	$-
Obligations of states and political subdivisions	470,397	-	470,397	-
Corporate bonds	602,040	-	602,040	-
Common stocks	-	-	-	-
Other	50,210	-	50,210	-
Total	$1,575,333	$-	$1,575,333	$-

	Fair Value Measurements as
	of December 28, 2013
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities	$437,330	$-	$437,330	$-
Obligations of states and political subdivisions	647,354	-	647,354	-
Corporate bonds	457,148	-	457,148	-
Common stocks	29,854	29,854	-	-
Other	80,282	-	80,282	-
Total	$1,651,968	$29,854	$1,622,114	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of December 27, 2014
			Gross		Estimated Fair
		Gross	Unrealized	Gross Unrealized	Value (Net Carrying
	Amortized Cost	Unrealized Gains	Losses-OTTI (1)	Losses-Other (2)	Amount)
Mortgage-backed securities	$460,185	$599	$(4,585)	$(3,513)	$452,686
Obligations of states and political subdivisions	476,036	682	(5,521)	(800)	470,397
U.S. corporate bonds	608,320	690	(2,914)	(4,056)	602,040
Common stocks	-	-	-	-	-
Other	50,223	49	(11)	(51)	50,210
Total	$1,594,764	$2,020	$(13,031)	$(8,420)	$1,575,333

	Available-For-Sale Securities as
	of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (1)	Gross Unrealized Losses-Other (2)	Estimated Fair Value (Net Carrying Amount)
Mortgage-backed securities	$461,054	$2,692	$(22,614)	$(3,802)	$437,330
Obligations of states and political subdivisions	673,529	1,601	(27,509)	(267)	647,354
U.S. corporate bonds	463,437	1,050	(7,031)	(308)	457,148
Common stocks	24,540	5,413	(99)	-	29,854
Other	78,059	2,326	(103)	-	80,282
Total	$1,700,619	$13,082	$(57,356)	$(4,377)	$1,651,968

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

The 10 Year Treasury Bond Yield decreased in 2014, resulting in a balance of $13,031 and $8,420 of gross other-than-temporary impairment and other unrealized losses on marketable securities at December 27, 2014. The amortized cost and estimated fair value of the securities at an unrealized loss position at December 27, 2014 were $1,276,404 and $1,254,953, respectively. Approximately 59% of securities in our portfolio were at an unrealized loss position at December 27, 2014. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 27, 2014. There was an immaterial amount of unrealized losses related to securities that had been in a continuous unrealized loss position for 12 months or longer as of December 28, 2013.

	As of December 27, 2014
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value
Mortgage-backed securities	$(2,164)	$210,413	$(5,934)	$184,955
Obligations of states and political subdivisions	(800)	92,306	(5,521)	249,676
Corporate bonds	(4,026)	383,631	(2,944)	113,700
Common Stocks	-	-	-	-
Other	(52)	18,078	(10)	2,194
Total	$(7,042)	$704,428	$(14,409)	$550,525

The amortized cost and estimated fair value of marketable securities at December 27, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less (2015)	$167,737	$167,994
Due after one year through five years (2016-2020)	719,435	715,031
Due after five years through ten years (2021-2025)	271,201	266,004
Due after ten years (2026 and thereafter)	436,391	426,304
	$1,594,764	$1,575,333

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $19,559, $18,721 and $17,470 for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount
2015	16,422
2016	13,781
2017	10,469
2018	8,693
2019	7,098
Thereafter	14,840
Total	71,303

Certain cash balances of GEL and GC are held as collateral by banks securing payment of local value-added tax requirements.  The total amount of restricted cash balances were $308 and $249 at December 27, 2014 and December 28, 2013, respectively.

The Company is party to certain commitments, which includes raw materials, advertising and other indirect purchases in connection with conducting our business.  Pursuant to these agreements, the Company is contractually committed to make purchases of approximately $268,075 over the next five years.

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

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. In both the plans described above, the subsidiaries contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, expense related to these plans of $29,267, $26,839 and $22,159, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Federal:
Current	$(18,665)	$(11,907)	$83,185
Deferred	58,164	1,913	(22,988)
	39,499	(9,994)	60,197
State:
Current	5,575	2,584	8,532
Deferred	4,368	(408)	(5,327)
	9,943	2,176	3,205
Foreign:
Current	287,197	37,094	22,296
Deferred	22,895	11,870	(3,573)
	310,092	48,964	18,723
Total	$359,534	$41,146	$82,125

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Federal income tax expense at U.S. statutory rate	$253,260	$229,420	$218,585
State income tax expense, net of federal tax effect	6,463	1,414	2,083
Foreign tax rate differential	(154,338)	(121,279)	(141,456)
Taiwan tax holiday benefit	(3,147)	(4,944)	(6,418)
Other foreign taxes less incentives and credits	5,947	(2,032)	(6,214)
Withholding Tax	21,039	7,073	3,927
Intercompany Restructuring	307,635	-	-
Net change in uncertain tax positions	(67,231)	(50,700)	19,850
U.S. federal domestic production activities deduction	(3,606)	(3,550)	(6,276)
U.S. federal research and development credit	(8,373)	(14,876)	-
Other, net	1,885	620	(1,956)
Income tax expense	$359,534	$41,146	$82,125

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure.  This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings.  As a direct and indirect result of the change in corporate structure, Garmin recorded tax expense of $307,635.  The first cash tax payment of $78,137 associated with the restructuring was made in the third quarter of 2014.  We anticipate paying approximately $185,000 in the second quarter of 2015.  The remainder of the accrued tax is expected to be paid incrementally as the cash is repatriated.

The holding company statutory federal income tax rate in Switzerland, the Company's place of incorporation since its redomestication to Switzerland effective June 27, 2010, is 7.83%.  If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2014 as presented above, the amounts related to tax at the statutory rate would be approximately $197,000 lower, or $57,000, and the foreign tax rate differential would be adjusted by a similar amount to $44,000. For 2013, the amounts related to tax at the statutory rate would be approximately $178,000 lower, or $51,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $64,000. For 2012, the amount related to tax at the statutory rate would be approximately $170,000 lower, or $49,000, and the foreign tax differential would be reduced by a similar amount to approximately $31,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $546,790, $502,423, and $495,908, for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.02, $0.03, and $0.03 per weighted-average common share outstanding for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2017, at which time these tax benefits will likely expire.

Income taxes of $20,606, $307,990, and $252,452 at December 27, 2014, December 28, 2013, and December 29, 2012, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries. These balances decreased in 2014 as a result of the intercompany restructuring which reduced the amount of earnings reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 27,	December 28,
	2014	2013
Deferred tax assets:
Product warranty accruals	$3,560	$3,000
Allowance for doubtful accounts	9,111	11,394
Inventory reserves	8,161	5,491
Sales program allowances	1,081	525
Other accruals	11,058	8,927
Stock option compensation	38,265	47,954
Tax credit carryforwards	2,726	55,435
Amortization	21,595	23,900
Deferred revenue	43,644	62,079
Net operating losses of subsidiaries	12,456	11,561
Benefit related to uncertain tax positions	4,246	9,904
Other	3,485	4,064
Valuation allowance related to loss carryforward and tax credits	(11,358)	(63,361)
	148,030	180,873
Deferred tax liabilities:
Depreciation	16,192	16,202
Reserve for sales returns	419	733
Prepaid expenses	3,283	4,766
Book basis in excess of tax basis for acquired entities	2,099	2,343
Unrealized investment loss	6,384	1,429
Withholding tax	50,561	-
Other	2,448	-
	81,386	25,473
Net deferred tax assets	$66,644	$155,400

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

At December 27, 2014, the Company had $2,726 of tax credit carryover compared to $55,435 at December 28, 2013, of which $52,618 was Taiwan surtax credit offset with a full valuation allowance. The surtax credit carryover from 2013 of $52,618 was adjusted and subsequently fully utilized in 2014 upon the execution of the inter-company restructuring. In turn, the entire valuation allowance regarding the surtax credit was released.

At December 27, 2014, the Company had a deferred tax asset of $12,456 related to the future tax benefit on net operating loss (NOL) carryforwards of $87,388.  Included in the NOL carryforwards is $8,125 that relates to Spain and expires in varying amounts between 2022 and 2027, $59,697 that relates to Switzerland and expires in 2020, $11,958 related to the Netherlands that expires in varying amounts between 2014 and 2022, $1,299 that relates to Finland and expires in 2024 and $6,309 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 27, 2014 was $77,495.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 27, 2014, December 28, 2013, and December 27, 2012 is as follows:

	December 27,	December 28,	December 29,
	2014	2013	2012
Balance at beginning of year	$133,015	$182,870	$156,354
Additions based on tax positions related to prior years	2,889	2,668	3,263
Reductions based on tax positions related to prior years	(60,967)	(8,195)	(897)
Additions based on tax positions related to current period	39,115	30,262	33,232
Reductions related to settlements with tax authorities	(401)	(416)	(665)
Expiration of statute of limitations	(36,156)	(74,174)	(8,417)
Balance at end of year	$77,495	$133,015	$182,870

The December 27, 2014 balance of $74,205 of net unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire $74,205, $125,918 and $173,532 are required to be classified as non-current at December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 27, 2014, December 28, 2013, and December 29, 2012, the Company had accrued approximately $2,159, $5,111, and $8,222, respectively, for interest.  The interest component of the reserve increased (decreased) income tax expense for the years ending December 27, 2014, December 28, 2013, and December 29, 2012 by ($2,953), ($3,111), and ($4,705), respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years 2012 and prior.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years 2008 and prior.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years 2011 and prior. The Company is subject to Switzerland income tax examinations by tax authorities for years 2010 through 2014.

The Company recognized a reduction of income tax expense of $83,006, $74,217, and $9,027 in fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $5,000 to $10,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 27, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$1,196,268	$1,196,268	$1,179,149	$1,179,149
Restricted cash	308	308	249	249
Marketable securities	1,575,333	1,575,333	1,651,968	1,651,968

For certain of the Company’s financial instruments, including accounts receivable, loan receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8. Segment Information

The Company has identified five reportable segments for external reporting purposes – auto/mobile, aviation, marine, outdoor and fitness. There are three operating segments (auto PND, auto OEM and mobile) that are not reported separately but aggregated within the auto/mobile reportable segment. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually.

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

Revenues, interest income, and income before income taxes for each of the Company’s reportable segments are presented below:

	Fiscal Year Ended December 27, 2014
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$385,915	$427,555	$568,440	$248,371	$1,240,377	$2,870,658
Allocated interest income	2,689	5,282	7,739	3,841	16,033	35,584
Income before income taxes	107,867	152,946	196,771	30,117	236,044	723,745

	Fiscal Year Ended December 28, 2013
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$339,337	$410,989	$356,283	$222,928	$1,302,314	$2,631,851
Allocated interest income	2,445	6,030	5,150	3,777	17,869	35,271
Income before income taxes	93,083	168,549	131,411	25,993	234,522	653,558

	Fiscal Year Ended December 29, 2012
					Auto/
	Aviation	Outdoor	Fitness	Marine	Mobile	Total

Net sales to external customers	$291,564	$401,747	$321,788	$208,136	$1,492,440	$2,715,675
Allocated interest income	1,546	3,951	3,799	2,838	22,974	35,108
Income before income taxes	75,177	167,734	114,274	35,725	231,618	624,528

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 27, 2014, December 28, 2013 and December 29, 2012. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 27, 2014
Net sales to external customers (1)	$1,538,322	$278,092	$1,054,244	$2,870,658
Property and equipment, net	$269,858	$111,464	$49,565	$430,887
Net assets (2)	$2,142,624	$939,852	$320,891	$3,403,367

December 28, 2013
Net sales to external customers (1)	$1,432,895	$243,056	$955,900	$2,631,851
Property and equipment, net	239,528	121,012	54,308	414,848
Net assets (2)	1,338,401	2,048,903	272,402	3,659,706

December 29, 2012
Net sales to external customers (1)	$1,513,457	$256,882	$945,336	$2,715,675
Property and equipment, net	222,310	134,257	53,184	409,751
Net assets (2)	1,262,498	2,028,984	240,314	3,531,796

(1)  The U.S. is the only country which constitutes greater than 10% of net sales to external customers.

(2)  Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for option/SAR exercises, RSU releases and ESPP purchases.

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the 2011 Directors Plan) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. During 2014, 2013, and 2012, 7,120, 11,484, and 9,616 restricted stock units were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012, vested or are vesting evenly over a period of five years, while RSUs granted on and after that date vest evenly over a period of three years. RSU grants do not expire. During 2014, 2013 and 2012, 425,347, 413,978, and 495,814 restricted stock units were granted under the 2005 Plan. In addition, in 2014 and 2013, 47,095 and 52,673 stock appreciation rights were granted under the 2005 plan and in 2012, 61,235 stock options were granted under the 2005 Plan. No performance shares were granted under the 2005 Plan in 2014, 2013, or 2012. In 2013, the stockholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and stock appreciation rights vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2014, 2013, or 2012.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the 2000 Directors Plan) providing for grants of options for up to 100,000 common shares. The term of each award is ten years. All awards vest evenly over a three-year period. During 2010, options to purchase 23,924 were granted under this plan. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000. Following the June 2011 approval of the 2011 Directors Plan, the Company will no longer issue options to purchase shares under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan and the 2000 Plan for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 31, 2011	$53.14	8,073
Granted	$42.16	61
Exercised	$24.20	(794)
Forfeited/Expired	$66.45	(208)
Outstanding at December 29, 2012	$55.88	7,132
Granted	$49.07	52
Exercised	$26.85	(662)
Forfeited/Expired	$66.09	(283)
Outstanding at December 28, 2013	$58.44	6,239
Granted	$52.44	47
Exercised	$40.60	(1,430)
Forfeited/Expired	$80.49	(125)
Outstanding at December 27, 2014	$63.19	4,731
Exercisable at December 27, 2014	$63.73	4,580
Expected to vest after December 27, 2014	$47.36	125

Stock Options and SARs as of December 27, 2014
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)	(In Thousands)

$18.00 -$40.00	502	1.48	477
$40.01 - $60.00	2,108	2.90	1,982
$60.01 - $80.00	1,033	2.44	1,033
$80.01 - $100.00	3	2.95	3
$100.01 - $120.00	1,083	2.92	1,083
$120.01 - $140.00	2	2.75	2
	4,731	2.57	4,580

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 31, 2011	$29.40	1,478
Granted	$39.41	506
Released/Vested	$41.59	(435)
Cancelled	$26.11	(89)
Outstanding at December 29, 2012	$30.06	1,460
Granted	$45.05	425
Released/Vested	$28.28	(579)
Cancelled	$30.63	(81)
Outstanding at December 28, 2013	$37.36	1,225
Granted	$48.73	432
Released/Vested	$36.00	(522)
Cancelled	$37.02	(47)
Outstanding at December 27, 2014	$42.55	1,088

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 27, 2014 is 2.57 and 2.42 years, respectively. The weighted-average remaining contract life of restricted stock units at December 27, 2014 was 1.54 years.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2014, 2013, and 2012:

	2014	2013	2012
Weighted average grant date fair value of options granted	$12.42	$12.82	$9.98
Expected volatility	0.3342	0.3746	0.3906
Dividend yield	3.57%	3.86%	4.50%
Expected life of options in years	6.8	6.8	6.6
Risk-free interest rate	1.9%	2.1%	1.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2014, 2013, and 2012 $19,127, $20,956, and $32,612, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 27, 2014 were $21,592 and $20,542, respectively. The aggregate intrinsic values of options and SARs exercised during 2014, 2013, and 2012 were $18,885, $13,114, and $12,548 respectively. The aggregate intrinsic value of RSUs outstanding at December 27, 2014 was $58,521. The aggregate intrinsic values of RSUs released during 2014, 2013, and 2012, were $28,119, $27,007, and $17,390 respectively. Aggregate intrinsic value of options and SARS represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $53.81 on December 27, 2014. As of December 27, 2014, there was $44,654 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an employee stock purchase plan (ESPP). Up to 4,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in May 2010. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2014, 2013, and 2012, 349,982, 395,220, and 326,483, shares, respectively were purchased under the plan for a total purchase price of $14,634, $12,181, and $10,629, respectively. During 2014, 2013 and 2012, the purchases were issued from treasury shares. At December 27, 2014, approximately 489,381 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Numerator:
Numerator for basic and diluted net income per share - net income	$364,211	$612,412	$542,403

Denominator:
Denominator for basic net income per share – weighted-average common shares	193,106	195,411	194,909

Effect of dilutive securities – employee stock options and stock appreciation rights	1,059	928	1,304

Denominator for diluted net income per share – adjusted weighted-average common shares	194,165	196,339	196,213

Basic net income per share	$1.89	$3.13	$2.78

Diluted net income per share	$1.88	$3.12	$2.76

Options to purchase 2,240,005, 5,475,000, and 5,640,615 common shares were outstanding during 2014, 2013 and 2012, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

11. Share Repurchase Plan

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2014.  Under the plan, the Company repurchased 1,376,500 shares using cash of $58,422 in fiscal 2013 and 4,369,360 shares using cash of $241,578 in fiscal 2014.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 27, 2014:

	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities-OTTI (1)	Net unrealized gains(losses) on available-for-sale securities- Other(2)	Total
Balance - beginning of period	$85,363	$(57,356)	$10,034	$38,041
Other comprehensive income before reclassification	(64,489)	44,325	(15,172)	(35,336)
Amounts reclassified from accumulated other comprehensive income	-	-	(134)	(134)
Net current-period other comprehensive income	(64,489)	44,325	(15,306)	(35,470)
Balance - end of period	$20,874	$(13,031)	$(5,272)	$2,571

(1) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(2) Represents the change in unrealized gains/(losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 27, 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$505	Other income (expense)
	(370)	Income tax provision
	$135	Net of tax

13. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 27, 2014
	Quarter Ending
	March 29	June 28	September 27	December 27

Net sales	$583,221	$777,848	$706,283	$803,306
Gross profit	330,834	444,485	398,246	430,848
Net income	118,818	181,983	(146,834)	210,245
Basic net income per share	$0.61	$0.94	($0.76)	$1.10

	Fiscal Year Ended December 28, 2013
	Quarter Ending
	March 30	June 29	September 28	December 28

Net sales	$531,957	$696,563	$643,637	$759,694
Gross profit	276,133	383,640	352,889	394,638
Net income	88,666	172,491	187,669	163,586
Basic net income per share	$0.45	$0.88	$0.96	$0.84

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results (the table may not foot due to rounding).

14. Subsequent Events

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300 million of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.

Other disclosures required by Swiss law:

	2014	2013	2012

Personnel expenses (CHF in Thousands)	596,491	559,037	521,799

The detailed disclosures regarding significant shareholders as well as the board and executive share ownership that are required by Swiss law are included in Notes 6 and 7 to the Garmin Ltd. (Switzerland) statutory financial statements.

As of December 27, 2014, December 28, 2013 and December 29, 2012, the Company’s property, plant and equipment are insured against fire under a global insurance policy, which covers damages up to USD 500 million per occurrence. The net amount of property, plant and equipment presented in the balance sheet at each period end approximates the replacement costs.

Garmin Ltd.’s risk assessment is presented in Note 8 – Risk Assessment of the Garmin Ltd. (Switzerland) statutory financial statements.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 27, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 27, 2014, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd. and Subsidiaries

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 27, 2014 of Garmin Ltd. and Subsidiaries and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 18, 2015

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 5, 2015 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

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

Equity Compensation Plan Information

The following table gives information as of December 27, 2014 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation plans approved by shareholders	5,818,753	$63.19	5,443,447
Equity compensation plans not approved by shareholders	—	—	—
Total	5,818,753	$63.19	5,443,447

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association of Garmin Ltd., as amended on April 25, 2014 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2014).

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014(incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8- K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2010 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.39	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier , Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.41	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant's Proxy Statement on Schedule 14A filed on April 22, 2013).

10.42	Director and Officer Indemnification Agreement dated August 4, 2014 between Garmin Ltd. and each of Douglas G. Boessen, Dr. Donald H. Eller, Andrew R. Etkind, Joseph J. Hartnett, Charles W. Peffer, Dr. Min H. Kao, Clifton A. Pemble and Thomas P. Poberezny (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

10.43	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2014).

10.44	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2014).

10.45	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 16, 2014).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 27, 2014:
Deducted from asset accounts
Allowance for doubtful accounts	$20,367	$66	-	$(2,103)	$18,330
Inventory reserve	28,381	25,903	-	(17,149)	37,135
Deferred tax asset valuation allowance	63,361	2,930	-	(54,933)	11,358
Total	$112,109	$28,899	-	$(74,185)	$66,823

Year Ended December 28, 2013:
Deducted from asset accounts
Allowance for doubtful accounts	$20,582	$1,553	-	$(1,768)	$20,367
Inventory reserve	26,105	20,891	-	(18,615)	28,381
Deferred tax asset valuation allowance	51,393	19,480	-	(7,512)	63,361
Total	$98,080	$41,924	-	$(27,895)	$112,109

Year Ended December 29, 2012:
Deducted from asset accounts
Allowance for doubtful accounts	$20,291	$2,947	-	$(2,656)	$20,582
Inventory reserve	29,370	11,003	-	(14,268)	26,105
Deferred tax asset valuation allowance	37,173	14,595	-	(375)	51,393
Total	$86,834	$28,545	-	$(17,299)	$98,080

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

	By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 18, 2015

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Clifton A. Pemble and Douglas G. Boessen and Andrew R. Etkind, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2015.

/s/ Clifton A. Pemble.
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen.
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Joseph J. Hartnett
Min H. Kao	Joseph J. Hartnett
Executive Chairman	Director

/s/Donald H. Eller	/s/ Thomas P. Poberezny
Donald H. Eller	Thomas P. Poberezny
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2014 Form 10-K Annual Report

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

