Form 10-Q
period 2015-03-28
GARMIN LTD
filed 2015-04-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

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

Number of shares outstanding of the registrant’s common shares as of April 27, 2015

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 28, 2015

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	March 28,	December 27,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,171,388	$1,196,268
Marketable securities	270,212	167,989
Accounts receivable, net	425,650	570,191
Inventories, net	470,444	420,475
Deferred income taxes	56,165	56,102
Deferred costs	48,824	51,336
Prepaid expenses and other current assets	57,624	48,615
Total current assets	2,500,307	2,510,976

Property and equipment, net	436,104	430,887

Marketable securities	1,259,102	1,407,344
Restricted cash	313	308
Noncurrent deferred income tax	66,664	67,712
Noncurrent deferred costs	32,142	36,140
Intangible assets, net	224,381	218,083
Other assets	24,266	21,853
Total assets	$4,543,279	$4,693,303

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$125,745	$149,094
Salaries and benefits payable	63,775	62,764
Accrued warranty costs	23,866	27,609
Accrued sales program costs	37,049	58,934
Deferred revenue	185,899	203,598
Accrued royalty costs	5,811	51,889
Accrued advertising expense	17,190	26,334
Other accrued expenses	68,998	67,780
Deferred income taxes	13,370	17,673
Income taxes payable	190,594	182,260
Dividend payable	91,964	185,326
Total current liabilities	824,261	1,033,261

Deferred income taxes	39,448	39,497
Non-current income taxes	78,663	80,611
Non-current deferred revenue	121,906	135,130
Other liabilities	1,371	1,437

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 191,520 shares outstanding at March 28, 2015 and 191,815 shares outstanding at December 27, 2014	1,797,435	1,797,435
Additional paid-in capital	80,598	73,521
Treasury stock	(345,143)	(330,132)
Retained earnings	1,928,165	1,859,972
Accumulated other comprehensive income	16,575	2,571
Total stockholders' equity	3,477,630	3,403,367
Total liabilities and stockholders' equity	$4,543,279	$4,693,303

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 28,	March 29,
	2015	2014
Net sales	$585,394	$583,221

Cost of goods sold	241,272	252,387

Gross profit	344,122	330,834

Advertising expense	27,672	24,428
Selling, general and administrative expense	98,750	89,873
Research and development expense	106,002	96,164
Total operating expense	232,424	210,465

Operating income	111,698	120,369

Other income (expense):
Interest income	8,024	9,768
Foreign currency gains (losses)	(44,264)	12,814
Other	738	(484)
Total other income (expense)	(35,502)	22,098

Income before income taxes	76,196	142,467

Income tax provision	9,403	23,649

Net income	$66,793	$118,818

Net income per share:
Basic	$0.35	$0.61
Diluted	$0.35	$0.61

Weighted average common shares outstanding:
Basic	191,762	195,090
Diluted	192,341	195,860

See accompanying notes.

4

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28,	March 29,
	2015	2014
Net income	$66,793	$118,818
Foreign currency translation adjustment	2,755	(15,518)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	11,249	12,779
Comprehensive income	$80,797	$116,079

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28,	March 29,
	2015	2014
Operating Activities:
Net income	$66,793	$118,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,280	11,672
Amortization	6,584	6,740
Gain (loss) on sale of property and equipment	24	(617)
Provision for doubtful accounts	(1,080)	(189)
Deferred income taxes	(3,647)	5,942
Unrealized foreign currency loss (gain)	47,877	(15,334)
Provision for obsolete and slow moving inventories	4,344	3,384
Stock compensation expense	7,769	6,325
Realized (gain) loss on marketable securities	(340)	1,544
Changes in operating assets and liabilities:
Accounts receivable	129,448	137,198
Inventories	(56,897)	(64,083)
Other current and non-current assets	(11,537)	(1,591)
Accounts payable	(25,957)	(20,411)
Other current and non-current liabilities	(73,408)	(80,011)
Deferred revenue	(29,870)	(45,290)
Deferred cost	6,470	8,129
Income taxes payable	2,802	(1,053)
Net cash provided by operating activities	81,655	71,173

Investing activities:
Purchases of property and equipment	(18,143)	(15,537)
Proceeds from sale of property and equipment	664	609
Purchase of intangible assets	(717)	(1,111)
Purchase of marketable securities	(254,741)	(298,695)
Redemption of marketable securities	308,751	223,786
Proceeds from repayment on loan receivable	0	94,507
Change in restricted cash	(5)	3
Acquisitions, net of cash acquired	(12,632)	0
Net cash provided by investing activities	23,177	3,562

Financing activities:
Dividends paid	(91,964)	(87,853)
Purchase of treasury stock under share repurchase plan	(16,260)	(32,986)
Purchase of treasury stock related to equity awards	(89)	(58)
Proceeds from issuance of treasury stock related to equity awards	246	1,107
Tax benefit from issuance of equity awards	399	2,199
Net cash used in financing activities	(107,668)	(117,591)

Effect of exchange rate changes on cash and cash equivalents	(22,044)	398

Net decrease in cash and cash equivalents	(24,880)	(42,458)
Cash and cash equivalents at beginning of period	1,196,268	1,179,149
Cash and cash equivalents at end of period	$1,171,388	$1,136,691

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 28, 2015

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015.

The condensed consolidated balance sheet at December 27, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 28, 2015 and March 29, 2014 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	March 28,	December 27,
	2015	2014

Raw materials	$181,894	$161,444
Work-in-process	60,758	53,824
Finished goods	264,099	244,282
Inventory reserves	(36,307)	(39,075)
Inventory, net of reserves	$470,444	$420,475

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 28,	March 29,
	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$66,793	$118,818

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,762	195,090

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	579	770

Denominator for diluted net income per share – adjusted weighted-average common shares	192,341	195,860

Basic net income per share	$0.35	$0.61

Diluted net income per share	$0.35	$0.61

There were 2,229 and 4,380 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended March 28, 2015 and March 29, 2014, respectively.

There were 37 and 242 shares issued as a result of exercises of equity awards for the 13-week periods ended March 28, 2015 and March 29, 2014, respectively.

4.	Segment Information

The Company has identified five operating segments – Auto, Aviation, Marine, Outdoor and Fitness. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker, who allocates resources and assesses performance of each segment individually.

Net sales, operating income, and income before taxes for each of the Company’s reportable segments are presented below:

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended March 28, 2015

Net sales	$75,915	$130,994	$64,297	$216,126	$98,062	$585,394
Operating income	$23,834	$34,638	$4,566	$22,480	$26,180	$111,698
Income (loss) before taxes	$21,777	$28,349	$2,711	$(453)	$23,812	$76,196

13-Weeks Ended March 29, 2014

Net sales	$83,985	$100,288	$60,002	$242,952	$95,994	$583,221
Operating income	$23,683	$33,512	$3,810	$30,564	$28,800	$120,369
Income before taxes	$28,103	$37,522	$6,645	$40,148	$30,049	$142,467

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 28, 2015 and March 29, 2014. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 28, 2015
Net sales to external customers	$305,261	$71,782	$208,351	$585,394
Property and equipment, net	$276,605	$111,544	$47,955	$436,104

March 29, 2014
Net sales to external customers	$304,808	$57,810	$220,603	$583,221
Property and equipment, net	$243,726	$119,850	$53,588	$417,164

5.	Warranty Reserves

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

	13-Weeks Ended
	March 28,	March 29,
	2015	2014

Balance - beginning of the period	$27,609	$26,767
Accrual for products sold	6,742	9,485
Expenditures	(10,485)	(11,236)
Balance - end of the period	$23,866	$25,016

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make payments of approximately $372,852 over the next five years. Subsequent to March 28, 2015, a portion of a commitment was satisfied with a $43,000 prepayment to a supplier, the majority of which will be classified as a noncurrent asset.

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, investigations and complaints, including matters alleging patent infringement and other intellectual property claims. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual or disclosure. The assessment regarding whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended March 28, 2015. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended March 28, 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7. Income Taxes

The Company’s income tax expense decreased by $14,246, to $9,403 for the 13-week period ended March 28, 2015, from $23,649 for the 13-week period ended March 29, 2014.  The effective tax rate was 12.3% in the first quarter of 2015 compared to 16.6% in the first quarter of 2014.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5,287 and $5,795, respectively, in first quarter 2015 and first quarter 2014.  The first quarter 2015 effective tax rate decreased as compared to first quarter 2014 primarily due to the current projected full year income mix for 2015 compared to the same projection at first quarter of 2014.  The full year 2014 effective tax rate was subsequently reduced as our income projection increased and income mix by taxing jurisdiction improved throughout 2014.

8. Marketable Securities

The FASB ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for the identical asset or liability

Level 2	Observable inputs for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Valuation is based on prices obtained from an independent pricing vendor using both market and income approaches. The primary inputs to the valuation include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, and credit spreads.

The method described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of March 28, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$27,369	$-	$27,369	$-
Agency securities	327,160	-	327,160	-
Mortgage-backed securities	380,535	-	380,535	-
Corporate securities	572,211	-	572,211	-
Municipal securities	153,617	-	153,617	-
Other	68,422	-	68,422	-
Total	$1,529,314	$-	$1,529,314	$-

	Fair Value Measurements as
	of December 27, 2014 (1)
	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$30,144	$-	$30,144	$-
Agency securities	428,320	-	428,320	-
Mortgage-backed securities	324,307	-	324,307	-
Corporate securities	594,402	-	594,402	-
Municipal securities	125,410	-	125,410	-
Other	72,750	-	72,750	-
Total	$1,575,333	$-	$1,575,333	$-

(1) Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses-Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,185	$186	$-	$(2)	$27,369
Agency securities	330,109	531	(3,242)	(238)	327,160
Mortgage-backed securities	382,676	953	(1,076)	(2,018)	380,535
Corporate securities	574,513	744	(1,690)	(1,356)	572,211
Municipal securities	153,513	515	(5)	(406)	153,617
Other	68,461	13	(14)	(38)	68,422
Total	$1,536,457	$2,942	$(6,027)	$(4,058)	$1,529,314

	Available-For-Sale Securities as
	of December 27, 2014 (1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses-Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$30,185	$26	$(25)	$(42)	$30,144
Agency securities	436,817	169	(8,259)	(407)	428,320
Mortgage-backed securities	329,048	580	(1,813)	(3,508)	324,307
Corporate securities	600,674	689	(2,874)	(4,087)	594,402
Municipal securities	125,183	497	(48)	(222)	125,410
Other	72,857	59	(12)	(154)	72,750
Total	$1,594,764	$2,020	$(13,031)	$(8,420)	$1,575,333

(1) Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

(2) Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.

(3) Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. In 2013, Garmin experienced unrealized, noncredit losses on its investment portfolio resulting in gross other-than-temporary impairment and other unrealized losses on marketable securities. The decrease in estimated fair value was primarily due to market valuations declining on mortgage- and asset-backed securities and government and agency securities.  During 2014 and the first quarter of 2015, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of the securities at an unrealized loss position at March 28, 2015 were $962,449 and $952,364, respectively. Approximately 43% of securities in our portfolio were at an unrealized loss position at March 28, 2015. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 28, 2015.

	As of March 28, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(2)	$4,777	$-	$-
Agency securities	$(221)	$36,997	$(3,259)	$204,858
Mortgage-backed securities	$(1,476)	$175,026	$(1,618)	$85,274
Corporate securities	$(1,253)	$264,951	$(1,793)	$91,093
Municipal securities	$(382)	$51,639	$(29)	$9,356
Other	$(10)	$14,866	$(42)	$13,527
Total	$(3,344)	$548,256	$(6,741)	$404,108

The amortized cost and estimated fair value of marketable securities at March 28, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$269,931	$270,212
Due after one year through five years	960,640	958,255
Due after five years through ten years	213,954	210,294
Due after ten years	91,932	90,553
	$1,536,457	$1,529,314

9. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.  As of March 28, 2015, the Company had repurchased 331 shares using cash of $16,260.  There remains approximately $283,740 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 28, 2015:

	13-Weeks Ended March 28, 2015
	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities-OTTI(1)	Net unrealized gains (losses) on available-for-sale securities-Other(2)	Total
Balance - beginning of period	$20,874	$(13,031)	$(5,272)	$2,571
Other comprehensive income before reclassification	2,755	7,004	4,567	14,326
Amounts reclassified from accumulated other comprehensive income	-	-	(322)	(322)
Net current-period other comprehensive income	2,755	7,004	4,245	14,004
Balance - end of period	$23,629	$(6,027)	$(1,027)	$16,575

(1) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than- temporarily impaired.

(2) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 28, 2015:

13-Weeks Ended March 28, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains on available-for-sale securities	$340	Other income
	(18)	Income tax provision
	$322	Net of tax

11. Recently Issued Accounting Pronouncements

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

12.	Stock Compensation Plans

In February 2015, Restricted Stock Units (RSUs) were granted to certain employees under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”). The vesting of these RSUs is contingent upon the achievement of certain revenue and profitability goals, as well as on time-based vesting requirements.  The compensation expense related to these grants did not have a material impact on the results of operations for the fiscal quarter ended March 28, 2015 and is not expected to have a material impact on the results of operations for the fiscal year ending December 26, 2015. The 2005 Plan is discussed further in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five business segments, the outdoor, fitness, marine, auto and aviation markets. Our segments offer products through our network of independent dealers and distributors. However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	March 28, 2015	March 29, 2014

Net sales	100%	100%
Cost of goods sold	41%	43%
Gross profit	59%	57%
Advertising	5%	4%
Selling, general and administrative	17%	15%
Research and development	18%	16%
Total operating expenses	40%	35%
Operating income	19%	21%
Other income (expense), net	(6)%	3%
Income before income taxes	13%	24%
Provision for income taxes	2%	4%
Net income	11%	20%

The Company manages its operations in five segments: outdoor, fitness, marine, auto, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The segment table located in Note 4 sets forth our results of operations (in thousands) including revenue (net sales), operating income, and income before taxes for each of our five segments during the periods shown. For each line item in the table, the total of the outdoor, fitness, marine, auto, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

Comparison of 13-Weeks Ended March 28, 2015 and March 29, 2014

(Dollar amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$75,915	13%	$83,985	14%	$(8,070)	-10%
Fitness	130,994	22%	100,288	17%	30,706	31%
Marine	64,297	11%	60,002	10%	4,295	7%
Auto	216,126	37%	242,952	42%	(26,826)	-11%
Aviation	98,062	17%	95,994	17%	2,068	2%
Total	$585,394	100%	$583,221	100%	$2,173	0%

Net sales were flat for the 13-week period ended March 28, 2015 when compared to the year-ago quarter. Growth in fitness, marine and aviation was largely offset by declines in outdoor and auto. Auto revenue remains the largest portion of our revenue mix at 37% in the first quarter of 2015 compared to 42% in the first quarter of 2014.

Total unit sales are up at 3,044 in the first quarter of 2015 from 2,492 in the same period of 2014. Unit sales volume in the first quarter of fiscal 2015 primarily grew in fitness and marine.

Auto segment revenue decreased 11% from the year-ago quarter, as both PND volumes and the contribution of amortization of previously deferred revenue declined when compared to first quarter 2014. Revenues in our fitness segment increased 31% from the year-ago quarter on the strength of wellness products and multisport product introductions late in 2014. Revenues in our marine segment increased 7% due to the Fusion® Electronics acquisition which was completed in the back half of 2014. Aviation revenues increased 2% from the year-ago quarter as OEM market share gains were partially offset by aftermarket weakness and broad weakness in our European markets. Outdoor revenues decreased 10% from the year-ago quarter with growth in our wearable products more than offset by weakness in the handheld business.

Cost of Goods Sold

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$25,695	34%	$33,075	39%	$(7,380)	-22%
Fitness	47,919	37%	36,203	36%	11,716	32%
Marine	28,784	45%	28,949	48%	(165)	-1%
Auto	112,323	52%	129,161	53%	(16,838)	-13%
Aviation	26,551	27%	24,999	26%	1,552	6%
Total	$241,272	41%	$252,387	43%	$(11,115)	-4%

Cost of goods sold decreased 210 basis points as a percentage of revenue from the year ago quarter with improvement in the outdoor, marine, and auto segments, while declining 4% in absolute dollars. The 4% decrease in absolute dollars was primarily driven by the auto segment, where cost decreases were largely consistent with the segment revenue decline. In the outdoor and marine segments, cost of goods as a percentage of revenue declined by 550 and 350 basis points, respectively, while also decreasing in absolute dollars. The improvement in both segments was primarily due to less discounting and positive product mix. The increases in fitness and aviation are relatively consistent with revenue growth.

Gross Profit

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$50,220	66%	$50,910	61%	$(690)	-1%
Fitness	83,075	63%	64,085	64%	18,990	30%
Marine	35,513	55%	31,053	52%	4,460	14%
Auto	103,803	48%	113,791	47%	(9,988)	-9%
Aviation	71,511	73%	70,995	74%	516	1%
Total	$344,122	59%	$330,834	57%	$13,288	4%

Gross profit dollars in the first quarter of 2015 increased 4% while gross profit margin increased 210 basis points compared to the first quarter of 2014. Outdoor and marine posted strong gross margin improvement as discussed above. Fitness, auto and aviation gross margins were relatively stable to prior year results.

Advertising Expense

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Advertising		Advertising
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$4,344	6%	$5,176	6%	$(832)	-16%
Fitness	11,170	9%	5,868	6%	5,302	90%
Marine	3,763	6%	4,163	7%	(400)	-10%
Auto	7,032	3%	7,406	3%	(374)	-5%
Aviation	1,363	1%	1,815	2%	(452)	-25%
Total	$27,672	5%	$24,428	4%	$3,244	13%

Advertising expense increased 13% in absolute dollars and 50 basis points as a percent of revenues. The increase in absolute dollars occurred in fitness to support new product introductions with increased point of sale presence at key retailers and preparation for the launch of a spring wearables advertising campaign. This increase was partially offset by decreased spending in all remaining segments due to efforts to align advertising spend with highest growth categories.

Selling, General and Administrative Expense

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Selling, General &		Selling, General &
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$13,215	17%	$14,744	18%	$(1,529)	-10%
Fitness	25,082	19%	16,082	16%	9,000	56%
Marine	13,979	22%	11,782	20%	2,197	19%
Auto	40,196	19%	41,548	17%	(1,352)	-3%
Aviation	6,278	6%	5,717	6%	561	10%
Total	$98,750	17%	$89,873	15%	$8,877	10%

Selling, general and administrative expense increased 10% in absolute dollars and 150 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is related to product support and legal fees associated with the defense of multiple matters. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Research &		Research &
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$8,827	12%	$7,307	9%	$1,520	21%
Fitness	12,185	9%	8,623	9%	3,562	41%
Marine	13,205	21%	11,298	19%	1,907	17%
Auto	34,095	16%	34,273	14%	(178)	-1%
Aviation	37,690	38%	34,663	36%	3,027	9%
Total	$106,002	18%	$96,164	16%	$9,838	10%

Research and development expense increased 10% due to ongoing development activities for new products and the addition of almost 300 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $9.8 million when compared with the year-ago quarter and increased as a percent of revenue by 160 basis points. All segments increased to support new product initiatives with the exception of auto.

Operating Income

	13-weeks ended March 28, 2015		13-weeks ended March 29, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$23,834	31%	$23,683	28%	$151	1%
Fitness	34,638	26%	33,512	33%	1,126	3%
Marine	4,566	7%	3,810	6%	756	20%
Auto	22,480	10%	30,564	13%	(8,084)	-26%
Aviation	26,180	27%	28,800	30%	(2,620)	-9%
Total	$111,698	19%	$120,369	21%	$(8,671)	-7%

Operating income decreased 7% in absolute dollars and 160 basis points as a percent of revenue when compared to the first quarter of 2014. Increases in all categories of operating expense as a percentage of revenue, partially offset by flat revenue and improving gross margin percentage, as discussed above, contributed to the decline.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 28, 2015	March 29, 2014
Interest Income	$8,024	$9,768
Foreign Currency gains (losses)	(44,264)	12,814
Other	738	(484)
Total	$(35,502)	$22,098

The average return on cash and investments during the first quarter of 2015 was 1.2% compared to 1.2% during the same quarter of 2014. The lower interest income shown above was offset by higher capital gains in the first quarter of 2015, which are recorded as Other Income.

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

The majority of the $44.3 million currency loss in the first quarter 2015 was due to the strengthening of the U.S. Dollar against the Euro in congruence with the U.S. Dollar weakening against the Taiwan Dollar. During the first quarter of 2015, the U.S. Dollar strengthened 10.8% compared to the Euro resulting in a loss of $31.0 million while the U.S. Dollar weakened against the Taiwan Dollar 1.9% resulting in a loss of $14.0 million. The remaining net currency gain of $0.7 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense decreased by $14.2 million, to $9.4 million for the 13-week period ended March 28, 2015, from $23.6 million for the 13-week period ended March 29, 2014.  The effective tax rate was 12.3% in the first quarter of 2015 compared to 16.6% in the first quarter of 2014.  Release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $5.3 million and $5.8 million, respectively, in first quarter 2015 and first quarter 2014.  The first quarter 2015 effective tax rate decreased as compared to first quarter 2014 primarily due to the current projected full year income mix for 2015 compared to the same projection at first quarter of 2014.  The full year 2014 effective tax rate was subsequently reduced as our income projection increased and income mix by taxing jurisdiction improved throughout 2014.

Net Income

As a result of the above, net income decreased 44% for the 13-week period ended March 28, 2015 to $66.8 million compared to $118.8 million for the 13-week period ended March 29, 2014.

Liquidity and Capital Resources

Operating Activities

	13-Weeks Ended
	March 28,	March 29,
(In thousands)	2015	2014
Net cash provided by operating activities	$81,655	$71,173

The $10.5 million increase in cash provided by operating activities in first quarter 2015 compared to first quarter 2014 was primarily due to the following:

•	the impact of increasing unrealized foreign currency losses providing $63.2 million more cash due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above and
•	deferred revenue/costs providing $13.8 million more working capital benefit due to the decreased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above

Partially offset by:

•	net income decreasing by $52.0 million as discussed in the Results of Operations section above
•	other current and noncurrent assets providing $9.9 million less cash primarily due to timing of payments for insurance and royalties and
•	the impact of deferred income taxes providing $9.6 million less cash primarily due to foreign currency fluctuations

Investing Activities

	13-Weeks Ended
	March 28,	March 29,
(In thousands)	2015	2014
Net cash provided by investing activities	$23,177	$3,562

The $19.6 million increase in cash provided by investing activities in first quarter 2015 compared to first quarter 2014 was primarily due to the following:

•	increased net redemptions of marketable securities of $128.9 million

Partially offset by:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $94.5 million in first quarter 2014 and
•	increased cash payments for acquisitions of $12.6 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first quarter 2015 and 2014 were approximately 1.2% for both periods.

Financing Activities

	13-Weeks Ended
	March 28,	March 29,
(In thousands)	2015	2014
Net cash used in financing activities	$(107,668)	$(117,591)

The $9.9 million decrease in cash used in financing activities in first quarter 2015 compared to first quarter 2014 was primarily due to the following:

•	decreased purchase of treasury stock of $16.7 million under a share repurchase authorization

Partially offset by:

•	increased dividend payments of $4.1 million due to the increase in our year-over-year dividend rate

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended March 28, 2015 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 28, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 28, 2015 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. On February 5, 2015 the District Court issued an order dismissing with prejudice all counts of the Harbinger Lawsuit and all counts of the LightSquared Lawsuit except for the claims alleging negligent misrepresentation and constructive fraud. Harbinger has filed an appeal against the dismissal of the Harbinger lawsuit. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

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

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. A trial hearing before the Administrative Law Judge was held on April 7 through April 10, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same , and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. A trial hearing before the Administrative Law Judge was held on March 18 through March 24, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

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

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois.  The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated.  The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment.  On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah.  The plaintiff voluntarily dismissed the case filed in Illinois and, on March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requested is the same.  On March 31, 2014, Garmin filed a motion to transfer the venue of the Utah action back to the Northern District of Illinois.  On October 21, 2014, the United States District Court for the District of Utah denied Garmin’s motion to transfer venue. On December 26, 2014, Garmin filed a motion to dismiss certain counts of the complaint. On April 16, 2015, the court granted Garmin’s motion in part and dismissed with prejudice (1) Mr. Katz’s (but not Mrs. Katz’s) claim for breach of the implied warranty of merchantability, (2) the plaintiffs’ Lanham Act claim, (3) the plaintiffs’ negligence claim and (4) the plaintiffs’ negligent misrepresentation claim. No class has been certified at this time. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Brian Meyers, on behalf of himself and all others similarly situated, v. Garmin International, Inc. Garmin USA, Inc. and Garmin Ltd.

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On October 18, 2013 the plaintiff filed an amended class action complaint. On November 1, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On January 24, 2014, the Court granted the motion to dismiss in part and denied it in part, dismissing the count for declaratory relief and the prayer for a declaration that the batteries are defective, but allowing the case to proceed on other substantive counts. On March 17, 2015, the plaintiff filed a motion for leave to file a second amended complaint. On April 7, 2015, Garmin filed an opposition to plaintiff’s motion for leave to file a second amended complaint.  No class has been certified at this time. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

MSPBO, LLC v. Garmin International, Inc.

On December 16, 2013, MSPBO, LLC filed suit (the “MSPBO Lawsuit”) in the United States District Court for the District of Colorado against Garmin International, Inc. (“Garmin”) alleging infringement of U.S. Patent No. 6,744,375 (“the ‘375 patent”). On January 9, 2014, Garmin filed a motion to dismiss the complaint alleging that the claims are subject to arbitration pending in Kansas and alternatively asked the Colorado federal court to stay the suit until the arbitration in Kansas is resolved. On September 11, 2014, the Colorado federal court denied the motion to dismiss or stay the suit. On September 25, 2014, Garmin filed its answer asserting that each asserted claim of the ‘375 patent is invalid and/or not infringed. The parties have executed a settlement agreement and it is expected that this lawsuit will be dismissed shortly. The amount of the settlement is immaterial.

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

Phatrat Technology, Inc. and Phatrat Technology, LLC v. Garmin International, Inc.

Garmin filed a petition on January 8, 2014 with the District Court of Johnson County, Kansas to compel arbitration with Phatrat Technology, Inc. and Phatrat Technology, LLC (“Phatrat”), alleging Garmin’s prior license agreement with Phatrat covers MSPBO’s patent claims in the MSPBO Lawsuit as MSPBO is an affiliate of Phatrat under the license agreement with Garmin (the “Phatrat License Agreement”). On April 28, 2014, the District Court of Johnson County, Kansas granted Garmin’s motion to compel arbitration. Garmin’s claim in the arbitration has been mooted by the settlement agreement signed between Garmin and MSPBO. Phatrat filed a counterclaim against Garmin in the arbitration claiming damages for an alleged breach by Garmin of an alleged agreement in the Phatrat License Agreement not to sell products that display certain metrics. A hearing in this arbitration was held on December 14 to December 17, 2014. Post-hearing briefs in the arbitration were filed on January 28, 2015, and the arbitrator held oral argument on the post-hearing briefs on March 31, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claim by Phatrat in this arbitration is without merit and intends to vigorously defend this action

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit. On March 21, 2014, Garmin filed a motion for partial summary judgment. On July 24, 2014, the court denied the motion for partial summary judgment. On March 6, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘992 patent. On May 5, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘812 patent. On February 6, 2015, the U.S. Patent Office issued a final rejection for the identified claims of the ‘992 patent. On September 24, 2014, the U.S. Patent Office issued a non-final rejection of the identified claims of the ‘812 patent. On January 29, 2015, the U.S. Patent Office issued a second non-final rejection of the identified claims of the ‘812 patent. The court has scheduled a trial commencing on May 11, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. On May 23, 2014 the special master held a hearing on the summary judgment motions. Prior to the hearing Visteon dropped its claim that Garmin infringes the ‘316 patent. On September 17, 2014, the special master issued a report recommending that Garmin’s motion for summary judgment of non-infringement of the ‘375 patent be granted, Visteon’s motion for summary judgment of validity under section 112 of the ‘375 and ‘060 patents be granted, and that all other motions for summary judgment be denied. On March 18, 2015, the court issued an order granting Garmin’s motion for summary judgment of non-infringement of the ‘375 patent, denying Visteon’s motion for summary judgment as to the ‘408 patent, rejecting the Special Master’s recommendation to grant Visteon’s motion for summary judgment as to the Garmin’s Section 112 defenses and denying Visteon’s motion for summary judgment as to Garmin’s Section 112 defenses, denying Garmin’s motion for summary judgment as to the ‘892 patent and dismissing as withdrawn Visteon’s claim of infringement of the ‘316 patent, On November 21, 2014, Garmin filed a second request for ex parte reexamination of the ‘408 patent. On March 23, 2015, the U.S. Patent Office issued a non-final office action finding the challenged claims of the ‘408 patent to be invalid and/or obvious in view of the prior art. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended March 28, 2015 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the first quarter of fiscal 2015:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

13-weeks ended
March 28, 2015	331,133	$49.10	331,133	$283,740

Total	331,133	$49.10	331,133	$283,740

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.2	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.3	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: April 29, 2015

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.2	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.3	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

