Form 10-Q
period 2015-06-27
GARMIN LTD
filed 2015-07-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

Number of shares outstanding of the registrant’s common shares as of July 27, 2015

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 27, 2015

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	June 27,	December 27,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$938,183	$1,196,268
Marketable securities	199,007	167,989
Accounts receivable, net	502,034	570,191
Inventories, net	458,451	420,475
Deferred income taxes	53,858	56,102
Deferred costs	48,033	51,336
Prepaid expenses and other current assets	83,730	48,615
Total current assets	2,283,296	2,510,976

Property and equipment, net	445,672	430,887

Marketable securities	1,309,405	1,407,344
Restricted cash	279	308
Noncurrent deferred income tax	67,246	67,712
Noncurrent deferred costs	32,504	36,140
Intangible assets, net	222,968	218,083
Other assets	62,039	21,853
Total assets	$4,423,409	$4,693,303

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146,088	$149,094
Salaries and benefits payable	55,185	62,764
Accrued warranty costs	26,101	27,609
Accrued sales program costs	40,924	58,934
Deferred revenue	174,365	203,598
Accrued royalty costs	9,509	51,889
Accrued advertising expense	29,762	26,334
Other accrued expenses	76,003	67,780
Deferred income taxes	3,848	17,673
Income taxes payable	10,609	182,260
Dividend payable	389,287	185,326
Total current liabilities	961,681	1,033,261

Deferred income taxes	41,628	39,497
Non-current income taxes	85,436	80,611
Non-current deferred revenue	124,625	135,130
Other liabilities	1,534	1,437

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 190,936 shares outstanding at June 27, 2015 and 191,815 shares outstanding at December 27, 2014	1,797,435	1,797,435
Additional paid-in capital	85,233	73,521
Treasury stock	(374,839)	(330,132)
Retained earnings	1,676,601	1,859,972
Accumulated other comprehensive income	24,075	2,571
Total stockholders' equity	3,208,505	3,403,367
Total liabilities and stockholders' equity	$4,423,409	$4,693,303

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	$773,830	$777,848	$1,359,224	$1,361,069

Cost of goods sold	354,580	333,363	595,852	585,750

Gross profit	419,250	444,485	763,372	775,319

Advertising expense	45,794	34,918	73,466	59,346
Selling, general and administrative expense	97,552	92,409	196,302	182,282
Research and development expense	109,240	98,404	215,242	194,568
Total operating expense	252,586	225,731	485,010	436,196

Operating income	166,664	218,754	278,362	339,123

Other income (expense):
Interest income	7,420	9,670	15,444	19,437
Foreign currency gains (losses)	(487)	(20,378)	(44,751)	(7,563)
Other income (loss)	(39)	674	698	190
Total other income (expense)	6,894	(10,034)	(28,609)	12,064

Income before income taxes	173,558	208,720	249,753	351,187

Income tax provision	35,805	26,737	45,208	50,387

Net income	$137,753	$181,983	$204,545	$300,800

Net income per share:
Basic	$0.72	$0.94	$1.07	$1.55
Diluted	$0.72	$0.93	$1.07	$1.54

Weighted average common
shares outstanding:
Basic	191,101	193,771	191,432	194,431
Diluted	191,600	194,955	191,939	195,464

Dividends declared per share	$2.04	$1.92	$2.04	$1.92

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net income	$137,753	$181,983	$204,545	$300,800
Foreign currency translation adjustment	17,716	22,757	20,471	7,239
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(10,216)	15,234	1,033	28,013
Comprehensive income	$145,253	$219,974	$226,049	$336,052

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 27,	June 28,
	2015	2014
Operating Activities:
Net income	$204,545	$300,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,915	23,736
Amortization	13,215	13,722
Loss (gain) on sale of property and equipment	420	(662)
Provision for doubtful accounts	(1,499)	2,383
Deferred income taxes	(9,325)	3,071
Unrealized foreign currency loss	59,046	7,483
Provision for obsolete and slow moving inventories	6,569	16,414
Stock compensation expense	14,742	13,459
Realized (gain) loss on marketable securities	(364)	192
Changes in operating assets and liabilities:
Accounts receivable	60,016	65,317
Inventories	(45,635)	(61,812)
Other current and non-current assets	(74,725)	(4,291)
Accounts payable	(7,084)	(14,598)
Other current and non-current liabilities	(53,808)	(75,826)
Deferred revenue	(38,836)	(66,265)
Deferred cost	6,892	9,783
Income taxes payable	(174,788)	2,446
Net cash (used by)/provided by operating activities	(15,704)	235,352

Investing activities:
Purchases of property and equipment	(39,732)	(36,761)
Proceeds from sale of property and equipment	665	669
Purchase of intangible assets	(1,939)	(1,556)
Purchase of marketable securities	(480,090)	(534,952)
Redemption of marketable securities	540,785	590,887
Proceeds from repayment on loan receivable	-	137,379
Change in restricted cash	29	(1)
Acquisitions, net of cash acquired	(12,632)	-
Net cash provided by investing activities	7,086	155,665

Financing activities:
Dividends paid	(183,925)	(175,574)
Purchase of treasury stock under share repurchase plan	(57,295)	(162,359)
Purchase of treasury stock related to equity awards	(240)	(11,249)
Proceeds from issuance of treasury stock related to equity awards	8,560	11,398
Tax benefit from issuance of equity awards	1,239	3,434
Net cash used in financing activities	(231,661)	(334,350)

Effect of exchange rate changes on cash and cash equivalents	(17,806)	(930)

Net decrease in cash and cash equivalents	(258,085)	55,737
Cash and cash equivalents at beginning of period	1,196,268	1,179,149
Cash and cash equivalents at end of period	$938,183	$1,234,886

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 27, 2015

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended June 27, 2015 and June 28, 2014 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	June 27,	December 27,
	2015	2014

Raw materials	$190,974	$161,444
Work-in-process	59,736	53,824
Finished goods	244,662	244,282
Inventory reserves	(36,921)	(39,075)
Inventory, net of reserves	$458,451	$420,475

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 27,	June 28,
	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$137,753	$181,983

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,101	193,771

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	499	1,184

Denominator for diluted net income per share – adjusted weighted-average common shares	191,600	194,955

Basic net income per share	$0.72	$0.94

Diluted net income per share	$0.72	$0.93

	26-Weeks Ended
	June 27,	June 28,
	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$204,545	$300,800

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,432	194,431

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	507	1,033

Denominator for diluted net income per share – adjusted weighted-average common shares	191,939	195,464

Basic net income per share	$1.07	$1.55

Diluted net income per share	$1.07	$1.54

There were 3,558 and 2,230 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended June 27, 2015 and June 28, 2014, respectively.

There were 3,598 and 2,277 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 26-week periods ended June 27, 2015 and June 28, 2014, respectively.

There were 91 and 124 shares issued as a result of exercises and releases of equity awards for the 13-week periods ended June 27, 2015 and June 28, 2014, respectively.

There were 128 and 366 shares issued as a result of exercises and releases of equity awards for the 26-week periods ended June 27, 2015 and June 28, 2014, respectively.

There were 214 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 27, 2015.

4.	Segment Information

The Company has identified five reportable segments – Auto, Aviation, Marine, Outdoor and Fitness. The Company’s Chief Operating Decision Maker (CODM), assesses segment performance and allocates resources to each segment individually.

During the fiscal quarter ended June 27, 2015, the measure of segment profit or loss used by the CODM to assess segment performance and allocate resources changed from income before income taxes to operating income. This change did not impact the measurement methods used to determine reported segment profit or loss in the 13-week and 26-week periods ended June 27, 2015 and June 28, 2014.

Net sales, gross profit, and operating income for each of the Company’s reportable segments are presented below:

Garmin Ltd. And Subsidiaries

Net Sales, Gross Proft and Operating Income by Segment (Unaudited)

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended June 27, 2015

Net sales	$110,324	$158,649	$103,713	$298,878	$102,266	$773,830
Gross profit	$66,946	$88,458	$58,577	$131,006	$74,263	$419,250
Operating income	$37,417	$33,070	$23,901	$44,871	$27,405	$166,664

13-Weeks Ended June 28, 2014

Net sales	$106,059	$150,678	$73,780	$350,036	$97,295	$777,848
Gross profit	$64,668	$98,063	$42,536	$167,593	$71,625	$444,485
Operating income	$35,281	$62,872	$17,657	$74,642	$28,302	$218,754

26-Weeks Ended June 27, 2015

Net sales	$186,239	$289,644	$168,010	$515,004	$200,327	$1,359,224
Gross profit	$117,166	$171,534	$94,090	$234,809	$145,773	$763,372
Operating income	$61,250	$67,709	$28,468	$67,350	$53,585	$278,362

26-Weeks Ended June 28, 2014

Net sales	$190,044	$250,965	$133,783	$592,988	$193,289	$1,361,069
Gross profit	$115,578	$162,148	$73,588	$281,384	$142,621	$775,319
Operating income	$58,964	$96,384	$21,467	$105,206	$57,102	$339,123

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 27, 2015 and June 28, 2014. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
June 27, 2015
Net sales to external customers	$722,317	$154,102	$482,805	$1,359,224
Property and equipment, net	$287,171	$110,524	$47,977	$445,672

June 28, 2014
Net sales to external customers	$716,156	$123,883	$521,030	$1,361,069
Property and equipment, net	$255,422	$120,369	$52,691	$428,482

5.	Warranty Reserves

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

	13-Weeks Ended
	June 27,	June 28,
	2015	2014

Balance - beginning of period	$23,866	$25,016
Accrual for products sold during the period	10,348	11,806
Expenditures	(8,113)	(9,473)
Balance - end of period	$26,101	$27,349

	26-Weeks Ended
	June 27,	June 28,
	2015	2014

Balance - beginning of period	$27,609	$26,767
Accrual for products sold during the period	17,090	21,291
Expenditures	(18,598)	(20,709)
Balance - end of period	$26,101	$27,349

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make payments of approximately $333,281 over the next five years. Subsequent to June 27, 2015, a portion of a commitment was satisfied with a $43,000 prepayment to a supplier, all of which will be classified as a noncurrent asset.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended June 27, 2015. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended June 27, 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.	Income Taxes

The Company’s income tax expense increased by $9,068, to $35,805 for the 13-week period ended June 27, 2015, from $26,737 for the 13-week period ended June 28, 2014.  The effective tax rate was 20.6% in the second quarter of 2015 compared to 12.8% in the second quarter of 2014.  The second quarter 2015 effective tax rate increased compared to the second quarter 2014 due to the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reducing our expense by $1,637 and $5,190, respectively, in second quarter 2015 and second quarter 2014.  In addition, the second quarter 2015 effective tax rate increased as compared to second quarter 2014 due to the current projected full year income mix for 2015 compared to the same projection at second quarter of 2014.

Our income tax expense decreased by $5,179 to $45,208 for the first half of 2015, from $50,387 for the first half of 2014.  The effective tax rate was 18.1% in the first half of 2015 compared to 14.3% in the first half of 2014.  The first half 2015 effective tax rate increased as compared to first half of 2014 due to the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reducing our expense by $6,924 and $10,985, respectively, in the first half of 2015 and the first half of 2014. The first half 2015 effective tax rate increased as compared to first half 2014 primarily due to the current projected full year income mix for 2015 compared to the same projection at second quarter of 2014.

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

Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as
	of June 27, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$27,255	$-	$27,255	$-
Agency securities	255,200	-	255,200	-
Mortgage-backed securities	404,838	-	404,838	-
Corporate securities	532,555	-	532,555	-
Municipal securities	215,846	-	215,846	-
Other	72,718	-	72,718	-
Total	$1,508,412	$-	$1,508,412	$-

	Fair Value Measurements as
	of December 27, 2014 (1)
	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$30,144	$-	$30,144	$-
Agency securities	428,320	-	428,320	-
Mortgage-backed securities	324,307	-	324,307	-
Corporate securities	594,402	-	594,402	-
Municipal securities	125,410	-	125,410	-
Other	72,750	-	72,750	-
Total	$1,575,333	$-	$1,575,333	$-

(1) Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as
	of June 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses-Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,194	$72	$-	$(10)	$27,256
Agency securities	261,054	119	(5,477)	(496)	255,200
Mortgage-backed securities	411,376	342	(1,540)	(5,340)	404,838
Corporate securities	537,232	291	(2,354)	(2,614)	532,555
Municipal securities	216,967	318	(21)	(1,418)	215,846
Other	72,750	12	(21)	(24)	72,717
Total	$1,526,573	$1,154	$(9,413)	$(9,902)	$1,508,412

	Available-For-Sale Securities as of December 27, 2014 (3)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses- Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$30,185	$26	$(25)	$(42)	$30,144
Agency securities	436,817	169	(8,259)	(407)	428,320
Mortgage-backed securities	329,048	580	(1,813)	(3,508)	324,307
Corporate securities	600,674	689	(2,874)	(4,087)	594,402
Municipal securities	125,183	497	(48)	(222)	125,410
Other	72,857	59	(12)	(154)	72,750
Total	$1,594,764	$2,020	$(13,031)	$(8,420)	$1,575,333

(1)	Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.
(2)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(3)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2014 and the 26-week period ended June 27, 2015, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of the securities at an unrealized loss position at June 27, 2015 were $1,175,780 and $1,156,465, respectively. Approximately 56% of securities in our portfolio were at an unrealized loss position at June 27, 2015. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 27, 2015.

	As of June 27, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(10)	$6,158	$-	$-
Agency securities	$(519)	$53,678	$(5,455)	$174,780
Mortgage-backed securities	$(4,337)	$258,964	$(2,543)	$102,575
Corporate securities	$(2,397)	$291,522	$(2,571)	$120,916
Municipal securities	$(1,362)	$106,358	$(77)	$16,005
Other	$(21)	$20,304	$(24)	$5,205
Total	$(8,646)	$736,984	$(10,670)	$419,481

The amortized cost and estimated fair value of marketable securities at June 27, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$198,988	$199,007
Due after one year through five years	1,009,357	1,001,271
Due after five years through ten years	230,612	223,721
Due after ten years	87,616	84,413
	$1,526,573	$1,508,412

9. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.  As of June 27, 2015, the Company had repurchased 1,221 shares using cash of $57,295.  There remains approximately $242,705 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and the 26-week periods ended June 27, 2015:

	13-Weeks Ended June 27, 2015
	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities- OTTI(4)	Net unrealized gains (losses) on available-for-sale securities-Other(5)	Total
Beginning Balance	$23,629	$(6,027)	$(1,027)	$16,575
Other comprehensive income before reclassification	17,716	(3,387)	(6,826)	7,503
Amounts reclassified from accumulated other comprehensive income	-	-	(3)	(3)
Net current-period other comprehensive income	17,716	(3,387)	(6,829)	7,500
Ending Balance	$41,345	$(9,414)	$(7,856)	$24,075

	26-Weeks Ended June 27, 2015
	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities- OTTI(4)	Net unrealized gains (losses) on available-for-sale securities-Other(5)	Total
Beginning Balance	$20,874	$(13,031)	$(5,272)	$2,571
Other comprehensive income before reclassification	20,471	3,617	(2,258)	21,830
Amounts reclassified from accumulated other comprehensive income	-	-	(326)	(326)
Net current-period other comprehensive income	20,471	3,617	(2,584)	21,504
Ending Balance	$41,345	$(9,414)	$(7,856)	$24,075

(4) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than- temporarily impaired.

(5) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 27, 2015:

13-Weeks Ended June 27, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gains (losses) on available-for-sale securities	$24	Other income (expense)
	$(21)	Income tax (provision) benefit
	$3	Net of tax

26-Weeks Ended June 27, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented

Unrealized gains (losses) on available-for-sale securities	$364	Other income (expense)
	$(38)	Income tax (provision) benefit
	$326	Net of tax

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange or transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2017 and can be adopted using either a full retrospective or modified approach. The Company is currently evaluating the impact of adopting this new guidance on the Company’s financial statements.

12.	Stock Compensation Plans

In February 2015, Restricted Stock Units (RSUs) were granted to certain employees under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”). The vesting of these RSUs is contingent upon the achievement of certain revenue and profitability goals, as well as on time-based vesting requirements.  The compensation expense related to these grants did not have a material impact on the results of operations for the 13-week or 26-week periods ended June 27, 2015 and is not expected to have a material impact on the results of operations for the fiscal year ending December 26, 2015. The 2005 Plan is discussed further in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	June 27, 2015	June 28, 2014

Net sales	100%	100%
Cost of goods sold	46%	43%
Gross profit	54%	57%
Advertising	6%	4%
Selling, general and administrative	13%	12%
Research and development	14%	13%
Total operating expenses	33%	29%
Operating income	22%	28%
Other income (expense), net	1%	-1%
Income before income taxes	22%	27%
Provision for income taxes	5%	4%
Net income	18%	23%

	26-Weeks Ended
	June 27, 2015	June 28, 2014

Net sales	100%	100%
Cost of goods sold	44%	43%
Gross profit	56%	57%
Advertising	5%	4%
Selling, general and administrative	14%	14%
Research and development	16%	14%
Total operating expenses	36%	32%
Operating income	20%	25%
Other income (expense), net	-2%	1%
Income before income taxes	18%	26%
Provision for income taxes	3%	4%
Net income	15%	22%

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

Comparison of 13-Weeks Ended June 27, 2015 and June 28, 2014

(Dollar amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$110,324	14%	$106,059	14%	$4,265	4%
Fitness	158,649	21%	150,678	19%	7,971	5%
Marine	103,713	13%	73,780	9%	29,933	41%
Auto	298,878	39%	350,036	45%	(51,158)	-15%
Aviation	102,266	13%	97,295	13%	4,971	5%
Total	$773,830	100%	$777,848	100%	$(4,018)	-1%

Net sales decreased 1% for the 13-week period ended June 27, 2015 when compared to the year-ago quarter. All segments, excluding aviation, were impacted by revenues denominated in currencies that have weakened against the U.S. Dollar. In total, it is estimated that the strong U.S. Dollar reduced revenues by approximately $59 million, which represents over 750 basis points. Auto revenue remains the largest portion of our revenue mix at 39% in the second quarter of 2015 compared to 45% in the second quarter of 2014.

Total unit sales increased to 4,150 in the second quarter of 2015 from 3,841 in the same period of 2014. Unit sales volume in the second quarter of fiscal 2015 primarily grew in fitness and marine.

Auto segment revenue decreased 15% from the year-ago quarter, as both PND volumes and the contribution of amortization of previously deferred revenue declined when compared to second quarter 2014. Revenues in our fitness segment increased 5% from the year-ago quarter on the strength of wellness products and multisport products. Revenues in our marine segment increased 41% due to new product introductions and the Fusion® Electronics acquisition which was completed in the back half of 2014. Aviation revenues increased 5% from the year-ago quarter as gains in aftermarket were partially offset by OEM weakness. Outdoor revenues increased 4% from the year-ago quarter with growth in our wearable products more than offsetting weakness in the handheld and golf business.

Cost of Goods Sold

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$43,378	39%	$41,391	39%	$1,987	5%
Fitness	70,191	44%	52,615	35%	17,576	33%
Marine	45,136	44%	31,244	42%	13,892	44%
Auto	167,872	56%	182,443	52%	(14,571)	-8%
Aviation	28,003	27%	25,670	26%	2,333	9%
Total	$354,580	46%	$333,363	43%	$21,217	6%

Cost of goods sold increased 300 basis points as a percentage of revenue from the year ago quarter with increases primarily in the fitness and auto segments, while increasing 6% in absolute dollars. Cost of goods as a percentage of revenue increased in part due to a stronger U.S. Dollar that created downward pressure on revenue in all segments excluding aviation as discussed above.  The absolute dollar increase of 6% reflects increased unit sales and product mix.

In the auto segment, the 8% cost of goods sold decrease reflects lower PND shipments partially offset by product mix shift toward software-focused OEM solutions.  In the fitness segment, the 33% cost of goods sold increase reflects strong volume growth partially offset by product mix shift toward lower cost per unit activity trackers.  In the marine segment, the 44% cost of goods sold increase reflects strong volume growth partially offset by product mix shift toward lower cost per unit Fusion® entertainment products.  In the outdoor segment, the 5% increase in cost of goods sold reflects product mix shift toward higher cost per unit wearables partially offset by inventory reserves recorded in the second quarter of 2014 which negatively impacted cost of goods in that period.  The 9% increase in cost of goods sold for aviation was largely consistent with the segment revenue growth.

Gross Profit

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$66,946	61%	$64,668	61%	$2,278	4%
Fitness	88,458	56%	98,063	65%	(9,605)	-10%
Marine	58,577	56%	42,536	58%	16,041	38%
Auto	131,006	44%	167,593	48%	(36,587)	-22%
Aviation	74,263	73%	71,625	74%	2,638	4%
Total	$419,250	54%	$444,485	57%	$(25,235)	-6%

Gross profit dollars in the second quarter of 2015 decreased 6% while gross profit margin decreased 300 basis points compared to the second quarter of 2014. Fitness and auto suffered gross margin decline, as discussed above. Outdoor, marine, and aviation gross margins were relatively stable to prior year results, as discussed above.

Advertising Expense

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$6,010	5%	$9,019	9%	$(3,009)	-33%
Fitness	19,955	13%	8,996	6%	10,959	122%
Marine	6,037	6%	3,035	4%	3,002	99%
Auto	11,999	4%	12,571	4%	(572)	-5%
Aviation	1,793	2%	1,297	1%	496	38%
Total	$45,794	6%	$34,918	4%	$10,876	31%

Advertising expense increased 31% in absolute dollars and 140 basis points as a percent of revenues. The increase in absolute dollars primarily occurred in fitness and marine to support new product introductions with increased media spend, point of sale presence at key retailers and cooperative advertising. This increase was partially offset by decreased spending in outdoor due to higher spending in second quarter of 2014 to support new product introductions.

Selling, General and Administrative Expense

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$14,124	13%	$12,979	12%	$1,145	9%
Fitness	22,120	14%	17,909	12%	4,211	24%
Marine	15,299	15%	9,924	13%	5,375	54%
Auto	39,968	13%	45,470	13%	(5,502)	-12%
Aviation	6,041	6%	6,127	6%	(86)	-1%
Total	$97,552	13%	$92,409	12%	$5,143	6%

Selling, general and administrative expense increased 6% in absolute dollars and 70 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is related to product support, legal fees associated with the defense of multiple matters, and IT. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$9,395	9%	$7,389	7%	$2,006	27%
Fitness	13,313	8%	8,286	5%	5,027	61%
Marine	13,340	13%	11,920	16%	1,420	12%
Auto	34,168	11%	34,910	10%	(742)	-2%
Aviation	39,024	38%	35,899	37%	3,125	9%
Total	$109,240	14%	$98,404	13%	$10,836	11%

Research and development expense increased 11% due to ongoing development activities for new products and the addition of more than 100 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $10.8 million when compared with the year-ago quarter and increased as a percent of revenue by 150 basis points. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended June 27, 2015		13-weeks ended June 28, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$37,417	34%	$35,281	33%	$2,136	6%
Fitness	33,070	21%	62,872	42%	(29,802)	-47%
Marine	23,901	23%	17,657	24%	6,244	35%
Auto	44,871	15%	74,642	21%	(29,771)	-40%
Aviation	27,405	27%	28,302	29%	(897)	-3%
Total	$166,664	22%	$218,754	28%	$(52,090)	-24%

Operating income decreased 24% in absolute dollars and 660 basis points as a percent of revenue when compared to the second quarter of 2014. Declines in the gross margin percentage, as discussed above, coupled with increases in all categories of operating expense, contributed to the decline.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 27, 2015	June 28, 2014
Interest Income	$7,420	$9,670
Foreign Currency gains (losses)	$(487)	(20,378)
Other	$(39)	674
Total	$6,894	$(10,034)

The average return on cash and investments during the second quarter of 2015 was 1.2% compared to 1.4% during the same quarter of 2014. Lower interest income in the second quarter of 2015, as compared to the same period of 2014, is due to a reduced interest rate and a lower cash balance.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar is the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency fluctuations can generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The $0.5 million currency loss in the second quarter 2015 was due to the U.S. Dollar weakening against both the Taiwan Dollar and the Euro. During the second quarter of 2015, the U.S. Dollar weakened 2.8% compared to the Euro resulting in a gain of $6.0 million while the U.S. Dollar weakened against the Taiwan Dollar 0.6% resulting in a loss of $6.4 million. The remaining net currency loss of $0.1 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense increased by $9.1 million, to $35.8 million for the 13-week period ended June 27, 2015, from $26.7 million for the 13-week period ended June 28, 2014.  The effective tax rate was 20.6% in the second quarter of 2015 compared to 12.8% in the second quarter of 2014.  The second quarter 2015 effective tax rate increased compared to second quarter 2014 due to the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reducing our expense by $1.6 million and $5.2 million, respectively, in second quarter 2015 and second quarter 2014.  The second quarter 2015 effective tax rate increased as compared to second quarter 2014 due to the current projected full year income mix for 2015 compared to the same projection at second quarter of 2014.

Net Income

As a result of the above, net income decreased 24% for the 13-week period ended June 27, 2015 to $137.8 million compared to $182 million for the 13-week period ended June 28, 2014.

Comparison of 26-Weeks Ended June 27, 2015 and June 28, 2014

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$186,239	14%	$190,044	14%	$(3,805)	-2%
Fitness	289,644	21%	250,965	18%	38,679	15%
Marine	168,010	12%	133,783	10%	34,227	26%
Auto	515,004	38%	592,988	44%	(77,984)	-13%
Aviation	200,327	15%	193,289	14%	7,038	4%
Total	$1,359,224	100%	$1,361,069	100%	$(1,845)	0%

Net sales did not change materially for the 26-week period ended June 27, 2015 when compared to the year-ago period. All segments, excluding aviation, experienced significant declines due to revenues denominated in currencies that have weakened against the U.S. Dollar. In total, the strong U.S. Dollar reduced revenues by approximately $97 million, which represents over 700 basis points. Auto revenue remains the largest portion of our revenue mix at 38% in the first half of 2015 compared to 44% in the first half of 2014.

Total unit sales increased 13% to 7,194 in the first half of 2015 from 6,340 in the same period of 2014. The increase in unit sales volume was attributable to fitness and marine volumes partially offset by declines in each of the other segments.

Auto segment revenue decreased 13% from the year-ago period, as both the contribution of amortization of previously deferred revenue declined when compared to first half 2014 and volumes declined. Fitness revenues increased 15% on the strength of our vivo line of products and multisport offset by declines in our runner and bike categories, which experienced significant growth in the first half of 2014 due to new product introductions. Aviation revenues increased 4% from the year-ago period as OEM market share gains and aftermarket products contributed to growth. Outdoor revenues decreased 2% from the year-ago period due to declines in the handheld and golf product categories. Revenues in our marine segment increased 26% as the release of new marine products drove strong revenue growth and the Fusion® Electronics acquisition was integrated when compared to the same period of 2014.

Cost of Goods Sold

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$69,073	37%	$74,466	39%	$(5,393)	-7%
Fitness	118,110	41%	88,817	35%	29,293	33%
Marine	73,920	44%	60,195	45%	13,725	23%
Auto	280,195	54%	311,604	53%	(31,409)	-10%
Aviation	54,554	27%	50,669	26%	3,886	8%
Total	$595,852	44%	$585,750	43%	$10,102	2%

Cost of goods sold increased 2% in absolute dollars for the first half of 2015 when compared to the year ago period.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the fitness segment, the cost of goods increase outpaced revenue growth due to product mix and competitive pricing dynamics. In the outdoor segment, the cost of goods decreases were largely consistent with the revenue decline when excluding the impact of the inventory reserves recorded in the second quarter of 2014. The cost of goods increases in marine and aviation were largely consistent with the segment revenue growth.

Gross Profit

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$117,166	63%	$115,578	61%	$1,588	1%
Fitness	171,534	59%	162,148	65%	9,386	6%
Marine	94,090	56%	73,588	55%	20,502	28%
Auto	234,809	46%	281,384	47%	(46,575)	-17%
Aviation	145,773	73%	142,621	74%	3,152	2%
Total	$763,372	56%	$775,319	57%	$(11,947)	-2%

Gross profit dollars in the first half of 2015 decreased 2% while gross profit margin decreased 80 basis points compared to the first half of 2014. The auto gross margin declined slightly to 46% driven by the lower amortization of previously deferred high margin revenues, as discussed above. Outdoor margins increased while fitness, marine and aviation margins declined, as discussed above.

Advertising Expense

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$10,355	6%	$14,196	7%	$(3,841)	-27%
Fitness	31,125	11%	14,864	6%	16,261	109%
Marine	9,800	6%	7,197	5%	2,603	36%
Auto	19,031	4%	19,978	3%	(947)	-5%
Aviation	3,155	2%	3,111	2%	44	1%
Total	$73,466	5%	$59,346	4%	$14,120	24%

Advertising expense increased 24% in absolute dollars and 100 basis points as a percent of revenue compared to the year-ago period. The increase in absolute dollars primarily occurred in fitness and marine to support new product introductions with increased media spend, point of sale presence at key retailers and cooperative advertising. This increase was partially offset by decreased spending in outdoor due to higher spending in second quarter of 2014 to support new product introductions.

Selling, General and Administrative Expenses

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$27,339	15%	$27,723	15%	$(384)	-1%
Fitness	47,203	16%	33,991	14%	13,212	39%
Marine	29,277	17%	21,706	16%	7,571	35%
Auto	80,164	16%	87,017	15%	(6,853)	-8%
Aviation	12,319	6%	11,845	6%	474	4%
Total	$196,302	14%	$182,282	13%	$14,020	8%

Selling, general and administrative expense increased 8% in absolute dollars and 100 basis points as a percent of revenues compared to the year-ago period. The absolute dollar increase is related to product support and legal fees associated with the defense of multiple matters. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$18,222	10%	$14,695	8%	$3,527	24%
Fitness	25,497	9%	16,909	7%	8,588	51%
Marine	26,545	16%	23,218	17%	3,327	14%
Auto	68,264	13%	69,183	12%	(919)	-1%
Aviation	76,714	38%	70,563	37%	6,151	9%
Total	$215,242	16%	$194,568	14%	$20,674	11%

Research and development expense increased 11% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago period. In absolute dollars, research and development costs increased $20.7 million when compared with the year-ago period and increased 150 basis point as a percent of revenues compared to the year-ago period. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	26-weeks ended Jun 27, 2015		26-weeks ended Jun 28, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$61,250	33%	$58,964	31%	$2,286	4%
Fitness	67,709	23%	96,384	38%	(28,675)	-30%
Marine	28,468	17%	21,467	16%	7,001	33%
Auto	67,350	13%	105,206	18%	(37,856)	-36%
Aviation	53,585	27%	57,102	30%	(3,517)	-6%
Total	$278,362	20%	$339,123	25%	$(60,761)	-18%

Operating income declined 18% in absolute dollars and 440 basis points as a percent of revenue when compared to the year-ago period. Declining gross margin percentages and increases in all operating expenses as a percentage of revenue, as discussed above, contributed to the decline.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 27, 2015	June 28, 2014
Interest Income	$15,444	19,437
Foreign Currency gains(losses)	(44,751)	(7,563)
Other	699	190
Total	$(28,608)	$12,064

The average return on cash and investments during the first half of 2015 was 1.2% compared to 1.3% during the same period of 2014. The decrease in interest income is attributable to decreasing cash balances and a slight decrease in interest rates.

The majority of the $44.8 million currency loss in the first half of 2015 was due to the strengthening of the U.S. Dollar against the Euro in congruence with the U.S. Dollar weakening against the Taiwan Dollar. During the first half of 2015, the U.S. Dollar strengthened 8.3% compared to the Euro resulting in a loss of $25.0 million while weakening against the Taiwan Dollar by 2.5% resulting in a loss of $20.5 million. The remaining net currency gain of $0.7 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense decreased by $5.2 million, to $45.2 million for the first half of 2015, from $50.4 million for the first half of 2014.  The effective tax rate was 18.1% in the first half of 2015 compared to 14.3% in the first half of 2014.  The first half 2015 effective tax rate increased as compared to first half of 2014 due to the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reducing our expense by $6.9 million and $11.0 million, respectively, in the first half of 2015 and the first half of 2014. The first half 2015 effective tax rate also increased as compared to first half 2014 due to the current projected full year income mix for 2015 compared to the same projection at second quarter of 2014.

Net Income

As a result of the above, net income declined 32% for the 26-week period ended June 27, 2015 to $204.5 million compared to $300.8 million for the 26-week period ended June 28, 2014.

Liquidity and Capital Resources

Operating Activities

	26-Weeks Ended
	June 27,	June 28,
(In thousands)	2015	2014
Net cash used by operating activities	$(15,704)	$235,352

The $251.1 million decrease in cash provided by operating activities in first half 2015 compared to first half 2014 was primarily due to the following:

•	the impact of income taxes payable providing $177.2 million less cash due primarily to the timing of disbursements related to the inter-company restructuring announced in the third quarter 2014

•	net income decreasing by $96.3 million as discussed in the Results of Operations section above
•	other current and noncurrent assets providing $70.4 million less cash primarily due to royalties and timing of payments for insurance and
•	the impact of deferred income taxes providing $12.4 million less cash primarily due to timing of withholding taxes paid

Partially offset by:

•	the impact of increasing unrealized foreign currency losses providing $51.6 million more cash due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above
•	deferred revenue/costs providing $24.5 million more working capital benefit due to the decreased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above
•	other current and noncurrent liabilities providing $22.0 million more cash primarily due to timing of payments for advertising and sales programs and

Investing Activities

	26-Weeks Ended
	June 27,	June 28,
(In thousands)	2015	2014
Net cash provided by investing activities	$7,086	$155,665

The $148.6 million decrease in cash provided by investing activities in the first half 2015 compared to the first half of 2014 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in the first half of 2014 and
•	increased cash payments for acquisitions of $12.6 million

Partially offset by:

•	increased net redemptions of marketable securities of $4.8 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first half 2015 and 2014 were approximately 1.2% and 1.3%, respectively.

Financing Activities

	26-Weeks Ended
	June 27,	June 28,
(In thousands)	2015	2014
Net cash used in financing activities	$(231,661)	$(334,350)

The $102.7 million decrease in cash used in financing activities in the first half of 2015 compared to the first half of 2014 was primarily due to the following:

•	decreased purchase of treasury stock of $105.1 million under a share repurchase authorization

Partially offset by:

•	increased dividend payments of $8.4 million due to the increase in our year-over-year dividend rate

We currently use cash flow from operations to fund our capital expenditures, to support our working capital requirements, to pay dividends, and to fund share repurchases. We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, share repurchases and the funding of strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended June 27, 2015 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 27, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 27, 2015 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. On February 5, 2015 the District Court issued an order dismissing with prejudice all counts of the Harbinger Lawsuit and all counts of the LightSquared Lawsuit except for the claims alleging negligent misrepresentation and constructive fraud. Harbinger has filed an appeal with the U.S. Court of Appeals for the Second Circuit against the dismissal of the Harbinger Lawsuit. In the LightSquared Lawsuit, Garmin has requested permission to file a dispositive motion, which the District Court is expected to consider at a status conference scheduled for September 2, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

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

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. A trial hearing before the Administrative Law Judge (“ALJ”) was held on April 7 through April 10, 2015. On July 13, 2015 the ALJ issued an Initial Determination finding that the ’952, ’825, and ’974 patents are valid and enforceable but that there is no infringement by Garmin of any of the asserted claims of the ’952 and ’825 patents and that there is no infringement by Garmin of claim 25 of the ’974 patent. The ALJ found that there is infringement by Garmin of claims 14, 18, 21, 22, 23 and 33 of the ’974 patent. This initial determination is subject to review by the ITC and the final decision will be contained in a final determination issued by the ITC. Garmin disagrees with the ALJ’s finding of infringement of the ‘974 patent and will seek review by the ITC of this finding. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same , and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. A trial hearing before the Administrative Law Judge was held on March 18 through March 24, 2015. The Administrative Law Judge issued his initial determination on July 2, 2015 finding that the ‘840, ‘499 and ‘550 patents are valid but that there is no infringement by Garmin of the ‘840 patent, the ‘499 patent or the ‘550 patent. This initial determination is subject to review by the ITC and the final decision will be contained in a final determination issued by the ITC. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

On July 17, 2014, Johnson Outdoors Inc and Johnson Outdoors Marine Electronics Inc. filed suit in the United States District Court for the Middle District of Alabama, Northern Division, against Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. (collectively, “Garmin “) alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014, Garmin filed an answer. On October 17, 2014, Garmin filed an amended answer. In its amended answer Garmin asserts that each asserted claim of the ‘952 patent, the ‘825 patent and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct, and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer and Garmin seeks treble damages against Johnson Outdoors for antitrust violations under Section 2 of the Sherman Act, 15 U.S.C. § 2. Garmin intends to vigorously defend this action. On May 12, 2015, pursuant to an agreement between the parties, the court entered an order staying this lawsuit until there is a final decision in the ITC investigation described above under In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof including any Federal Circuit appeals but not including any Supreme Court petitions or appeals. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On October 18, 2013 the plaintiff filed an amended class action complaint. On November 1, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On January 24, 2014, the Court granted the motion to dismiss in part and denied it in part, dismissing the count for declaratory relief and the prayer for a declaration that the batteries are defective, but allowing the case to proceed on other substantive counts. On March 17, 2015, the plaintiff filed a motion for leave to file a second amended complaint. On April 7, 2015, Garmin filed an opposition to plaintiff’s motion for leave to file a second amended complaint. On April 28, 2015 the court granted plaintiff’s motion for leave to file a second amended complaint.  On May 11, 2015 the plaintiff filed a motion for class certification. On July 10, 2015 Garmin filed its opposition to the motion for class certification. No class has been certified at this time, and Garmin believes that its defenses to Plaintiff’s motion for class certification are meritorious and that no class will be certified. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Silver State Intellectual Technologies, Inc. v. Garmin International, Inc. and Garmin USA, Inc.

On September 29, 2011, Silver State Intellectual Technologies, Inc. filed suit in the United States District Court for the District of Nevada against Garmin International, Inc. and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 6,525,768; 6,529,824; 6,542,812; 7,343,165; 7,522,992; 7,593,812; 7,650,234; 7,702,455 and 7,739,039. On December 8, 2011, Garmin filed its answer asserting that each asserted claim of the patents-in-suit is invalid and/or not infringed. On April 5, 2013, the Court held a claim construction hearing and on August 15, 2013 the Court issued an order construing the clams of the patents in suit. On March 21, 2014, Garmin filed a motion for partial summary judgment. On July 24, 2014, the court denied the motion for partial summary judgment. On March 6, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘992 patent. On May 5, 2014, Garmin filed a request for ex parte reexamination of certain claims of the ‘812 patent. On February 6, 2015, the U.S. Patent Office issued a final rejection for the identified claims of the ‘992 patent. On September 24, 2014, the U.S. Patent Office issued a non-final rejection of the identified claims of the ‘812 patent. On January 29, 2015, the U.S. Patent Office issued a second non-final rejection of the identified claims of the ‘812 patent. This lawsuit was tried before a jury in a trial commencing on May 11, 2015. On May 28, 2015 the jury issued a verdict finding that all of the asserted claims of the patents-in-suit are invalid. The jury also found that the asserted claims of the ‘992 and ’812 patents were not infringed by Garmin’s accused products but that the asserted claims of the ‘039 and ‘455 patents were infringed by Garmin’s accused products. On May 29, 2015 the court entered judgment in favor of Garmin. On July 8, 2015 the curt entered a stipulation regarding post-trial matters in which Silver State agreed not to pursue any appeal or post-trial motions in consideration for Garmin withdrawing its Bill of Costs against Silver State.

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

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended June 27, 2015 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the second quarter of fiscal 2015:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

March 29, 2015 - April 25, 2015	272,646	$46.88	272,646	$270,958
April 26, 2015 - May 23, 2015	310,785	$45.88	310,785	$256,698
May 24, 2015 - June 27, 2015	306,231	$45.69	306,231	$242,705

Total	889,662	$46.12	889,662	$242,705

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.1	Garmin Ltd. Articles of Association, as Amended and Restated on June 6, 2014.

10.1	Garmin Ltd. Employee Stock Purchase Plan, as Amended and Restated on June 5, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2015).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: July 29, 2015

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Garmin Ltd. Articles of Association, as Amended and Restated on June 6, 2014.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

