Form 10-Q
period 2015-09-26
GARMIN LTD
filed 2015-10-28
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____ to _____

Commission file number 0-31983

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Company’s telephone number, including area code: +41 52 630 1600

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

Number of shares outstanding of the registrant’s common shares as of October 26, 2015

CHF 10.00 par value:  208,077,418 (including treasury shares)

1

Garmin Ltd.

Form 10-Q

Quarter Ended September 26, 2015

Part I - Financial Information
Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share information)

	(Unaudited)
	Sept 26,	December 27,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$914,907	$1,196,268
Marketable securities	211,834	167,989
Accounts receivable, net	431,942	570,191
Inventories, net	503,183	420,475
Deferred income taxes	49,857	56,102
Deferred costs	47,526	51,336
Prepaid expenses and other current assets	72,704	48,615
Total current assets	2,231,953	2,510,976

Property and equipment, net	439,094	430,887

Marketable securities	1,290,147	1,407,344
Restricted cash	259	308
Noncurrent deferred income tax	67,126	67,712
Noncurrent deferred costs	32,709	36,140
Intangible assets, net	220,848	218,083
Other assets	106,336	21,853
Total assets	$4,388,472	$4,693,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158,663	$149,094
Salaries and benefits payable	70,622	62,764
Accrued warranty costs	24,649	27,609
Accrued sales program costs	46,005	58,934
Deferred revenue	169,225	203,598
Accrued royalty costs	10,832	51,889
Accrued advertising expense	20,434	26,334
Other accrued expenses	70,741	67,780
Deferred income taxes	13,299	17,673
Income taxes payable	18,221	182,260
Dividend payable	291,965	185,326
Total current liabilities	894,656	1,033,261

Deferred income taxes	43,170	39,497
Non-current income taxes	96,311	80,611
Non-current deferred revenue	118,090	135,130
Other liabilities	1,560	1,437

Stockholders’ equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 190,342 shares outstanding at September 26, 2015 and 191,815 shares outstanding at December 27, 2014	1,797,435	1,797,435
Additional paid-in capital	89,879	73,521
Treasury stock	(425,380)	(330,132)
Retained earnings	1,795,900	1,859,972
Accumulated other comprehensive income	(23,149)	2,571
Total stockholders’ equity	3,234,685	3,403,367
Total liabilities and stockholders’ equity	$4,388,472	$4,693,303

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 26,	Sept 27,	Sept 26,	Sept 27,
	2015	2014	2015	2014
Net sales	$679,690	$706,283	$2,038,913	$2,067,352

Cost of goods sold	317,500	308,037	913,352	893,788

Gross profit	362,190	398,246	1,125,561	1,173,564

Advertising expense	36,887	33,112	110,352	92,457
Selling, general and administrative expense	94,057	90,632	290,359	272,914
Research and development expense	105,789	98,998	321,031	293,567
Total operating expense	236,733	222,742	721,742	658,938

Operating income	125,457	175,504	403,819	514,626

Other income (expense):
Interest income	6,851	9,344	22,295	28,781
Foreign currency gains (losses)	30,573	(12,703)	(14,177)	(20,266)
Other income	2,010	517	2,707	707
Total other income (expense)	39,434	(2,842)	10,825	9,222

Income before income taxes	164,891	172,662	414,644	523,848

Income tax provision	45,592	319,496	90,800	369,882

Net income (loss)	$119,299	($146,834)	$323,844	$153,966

Net income (loss) per share:
Basic	$0.63	($0.76)	$1.69	$0.79
Diluted	$0.63	($0.76)	$1.69	$0.79

Weighted average common
shares outstanding:
Basic	190,342	192,239	191,068	193,700
Diluted	190,822	192,239	191,523	194,763

Dividends declared per share			$2.04	$1.92

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	13-Weeks Ended		39-Weeks Ended
	Sept 26,	Sept 27,	Sept 26,	Sept 27,
	2015	2014	2015	2014
Net income	$119,299	($146,834)	$323,844	$153,966
Foreign currency translation adjustment	(55,161)	(22,791)	(34,690)	(15,552)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	7,937	(3,332)	8,970	24,681
Comprehensive income	$72,075	($172,957)	$298,124	$163,095

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	39-Weeks Ended
	Sept 26,	Sept 27,
	2015	2014
Operating Activities:
Net income	$323,844	$153,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,936	35,860
Amortization	20,447	19,705
(Gain) loss on sale of property and equipment	(190)	(742)
Provision for doubtful accounts	(1,781)	778
Deferred income taxes	5,796	55,235
Unrealized foreign currency loss	30,473	22,610
Provision for obsolete and slow moving inventories	9,925	21,051
Stock compensation expense	19,596	18,988
Realized (gain) loss on marketable securities	(76)	685
Changes in operating assets and liabilities:
Accounts receivable	123,875	74,323
Inventories	(111,008)	(107,273)
Other current and non-current assets	(110,695)	1,528
Accounts payable	16,864	(3,209)
Other current and non-current liabilities	(44,636)	(1,997)
Deferred revenue	(49,790)	(80,712)
Deferred cost	7,080	11,136
Income taxes payable	(155,529)	155,762
Net cash provided by operating activities	122,131	377,694

Investing activities:
Purchases of property and equipment	(53,297)	(54,829)
Proceeds from sale of property and equipment	670	748
Purchase of intangible assets	(2,817)	(9,422)
Purchase of marketable securities	(649,881)	(746,305)
Redemption of marketable securities	720,717	807,778
Proceeds from repayment on loan receivable	—	137,379
Change in restricted cash	48	(44)
Acquisitions, net of cash acquired	(12,632)	(18,871)
Net cash provided by investing activities	2,808	116,434

Financing activities:
Dividends paid	(281,247)	(268,023)
Purchase of treasury stock under share repurchase plan	(108,057)	(241,460)
Purchase of treasury stock related to equity awards	(241)	(11,274)
Proceeds from issuance of treasury stock related to equity awards	8,554	12,761
Tax benefit from issuance of equity awards	1,257	4,422
Net cash used in financing activities	(379,734)	(503,574)

Effect of exchange rate changes on cash and cash equivalents	(26,566)	(15,145)

Net decrease in cash and cash equivalents	(281,361)	(24,591)
Cash and cash equivalents at beginning of period	1,196,268	1,179,149
Cash and cash equivalents at end of period	$914,907	$1,154,558

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2015

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 26, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended September 26, 2015 and September 27, 2014 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	September 26, 2015	December 27, 2014

Raw Materials	$187,048	$161,444
Work-in-process	64,472	53,824
Finished goods	289,947	244,282
Inventory Reserves	(38,284)	(39,075)
Inventory, net of reserves	$503,183	$420,475

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sept 26,	Sept 27,
	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$119,299	$(146,834)

Denominator:
Denominator for basic net income per share – weighted-average common shares	190,342	192,239

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	480	—

Denominator for diluted net income per share – adjusted weighted-average common shares	190,822	192,239

Basic net income per share	$0.63	$(0.76)

Diluted net income per share	$0.63	$(0.76)

	39-Weeks Ended
	Sept 26,	Sept 27,
	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$323,844	$153,966

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,068	193,700

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	455	1,063

Denominator for diluted net income per share – adjusted weighted-average common shares	191,523	194,763

Basic net income per share	$1.69	$0.79

Diluted net income per share	$1.69	$0.79

There were 4,075 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week period ended September 26, 2015. For the 13-week periods ended September 27, 2014, the effect of dilutive securities has been excluded because the effect would have been anti-dilutive.

There were 4,108 and 2,253 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 39-week periods ended September 26, 2015 and September 27, 2014, respectively.

There were 5 and 81 shares issued as a result of exercises and releases of equity awards for the 13-week periods ended September 26, 2015 and September 27, 2014, respectively.

There were 133 and 446 shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 26, 2015 and September 27, 2014, respectively.

There were 214 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 26, 2015.

4.	Segment Information

The Company has identified five reportable segments – Auto, Aviation, Marine, Outdoor and Fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

During the 39-week period ended September 26, 2015, the measure of segment profit or loss used by the CODM to assess segment performance and allocate resources changed from income before income taxes to operating income. This change did not impact the measurement methods used to determine reported segment profit or loss in the 13-week and 39-week periods ended September 26, 2015 and September 27, 2014.

Net sales, gross profit, and operating income for each of the Company’s reportable segments are presented below:

	Reporting Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended September 26, 2015

Net sales	$115,284	$143,216	$62,315	$264,643	$94,232	$679,690
Gross profit	$68,175	$77,261	$34,115	$112,598	$70,041	$362,190
Operating income	$37,761	$26,577	$5,737	$31,660	$23,722	$125,457

13-Weeks Ended September 27, 2014

Net sales	$121,079	$116,171	$62,128	$307,558	$99,347	$706,283
Gross profit	$79,227	$74,056	$31,510	$140,995	$72,458	$398,246
Operating income	$51,382	$36,670	$5,452	$53,042	$28,958	$175,504

39-Weeks Ended September 26, 2015

Net sales	$301,523	$432,859	$230,325	$779,646	$294,560	$2,038,913
Gross profit	$185,341	$248,795	$128,204	$347,407	$215,814	$1,125,561
Operating income	$99,012	$94,286	$34,204	$99,010	$77,307	$403,819

39-Weeks Ended September 27, 2014

Net sales	$311,123	$367,137	$195,911	$900,545	$292,636	$2,067,352
Gross profit	$194,805	$236,204	$105,097	$422,379	$215,079	$1,173,564
Operating income	$110,345	$133,054	$26,919	$158,248	$86,060	$514,626

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 26, 2015 and September 27, 2014. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 26, 2015
Net sales to external customers	$1,057,359	$237,202	$744,352	$2,038,913
Property and equipment, net	$282,930	$108,650	$47,514	$439,094

September 27, 2014
Net sales to external customers	$1,090,267	$195,225	$781,860	$2,067,352
Property and equipment, net	$263,581	$117,191	$50,981	$431,753

5.	Warranty Reserves

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

	13-Weeks Ended
	September 26,	September 27,
	2015	2014

Balance - beginning of period	$26,101	$27,349
Accrual for products sold during the period	8,075	8,512
Expenditures	(9,527)	(9,318)
Balance - end of period	$24,649	$26,543

	39-Weeks Ended
	September 26,	September 27,
	2015	2014

Balance - beginning of period	$27,609	$26,767
Accrual for products sold during the period	25,165	29,803
Expenditures	(28,125)	(30,027)
Balance - end of period	$24,649	$26,543

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. Pursuant to these agreements, the Company is contractually committed to make payments of approximately $312,258 over the next five years.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended September 26, 2015. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended September 26, 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.      Income Taxes

The Company’s income tax expense decreased by $273,904, to $45,592 for the 13-week period ended September 26, 2015, from $319,496 for the 13-week period ended September 27, 2014.  The effective tax rate was 28% in the third quarter of 2015.  The third quarter 2015 income tax expense decreased compared to the third quarter 2014 due to:

•	the tax expense of $307,635 associated with the inter-company restructuring recorded in the third quarter 2014

Offset by:

•	the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits was insignificant in third quarter 2015 and reduced the Company’s expense by $24,400 in third quarter 2014 and
•	the current projected full year income mix for 2015 compared to the same projection at third quarter of 2014 is unfavorable resulting in an increased effective tax rate

The Company’s income tax expense decreased by $279,082 to $90,800 for the first three quarters of 2015, from $369,882 for the first three quarters of 2014.  The effective tax rate was 22% in the first three quarters of 2015. The first three quarters of 2015 income tax expense decreased compared to the first three quarters of 2014 due to:

•	the tax expense of $307,635 associated with the inter-company restructuring recorded in the third quarter 2014

Offset by:

•	the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced expense by $7,197 and $35,385, respectively, in the first three quarters of 2015 and the first three quarters of 2014 and
•	the current projected full year income mix for 2015 compared to the same projection at third quarter of 2014 is unfavorable resulting in an increased effective tax rate
11

8.        Marketable Securities

The Financial Accounting Standards Board (“FASB”) ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

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

  Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 26, 2015

	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,584	$—	$27,584	$—
Agency securities	236,086	—	236,086	—
Mortgage-backed securities	396,501	—	396,501	—
Corporate securities	545,682	—	545,682	—
Municipal securities	219,994	—	219,994	—
Other	76,134	—	76,134	—
Total	$1,501,981	$—	$1,501,981	$—

	Fair Value Measurements as of December 27, 2014 (1)

	Total	Level 1	Level 2	Level 3

U.S. Treasury securities	$30,144	$—	$30,144	$—
Agency securities	428,320	—	428,320	—
Mortgage-backed securities	324,307	—	324,307	—
Corporate securities	594,402	—	594,402	—
Municipal securities	125,410	—	125,410	—
Other	72,750	—	72,750	—
Total	$1,575,333	$—	$1,575,333	$—

 (1) Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses-Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,433	$178	$—	$(27)	$27,584
Agency securities	238,559	205	(2,553)	(125)	236,086
Mortgage-backed securities	399,866	465	(987)	(2,843)	396,501
Corporate securities	549,830	241	(1,453)	(2,936)	545,682
Municipal securities	219,911	893	(1)	(809)	219,994
Other	76,170	7	(17)	(26)	76,134
Total	$1,511,769	$1,989	$(5,011)	$(6,766)	$1,501,981

	Available-For-Sale Securities as of December 27, 2014 (1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses-OTTI (2)	Gross Unrealized Losses-Other (3)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$30,185	$26	$(25)	$(42)	$30,144
Agency securities	436,817	169	(8,259)	(407)	428,320
Mortgage-backed securities	329,048	580	(1,813)	(3,508)	324,307
Corporate securities	600,674	689	(2,874)	(4,087)	594,402
Municipal securities	125,183	497	(48)	(222)	125,410
Other	72,857	59	(12)	(154)	72,750
Total	$1,594,764	$2,020	$(13,031)	$(8,420)	$1,575,333

(1)	Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.
(2)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(3)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The fair value of the securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. The Company does not intend to sell the securities that have an unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity.

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2014 and the 39-week period ending September 26, 2015, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of the securities at an unrealized loss position at September 26, 2015 were $1,018,087 and $1,006,310, respectively. Approximately 49% of securities in the Company’s portfolio were at an unrealized loss position at September 26, 2015. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 26, 2015.

	As of September 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(27)	$2,326	$—	$—
Agency securities	$(468)	$90,244	$(2,210)	$85,942
Mortgage-backed securities	$(2,381)	$252,600	$(1,449)	$71,097
Corporate securities	$(4,020)	$376,149	$(369)	$21,725
Municipal securities	$(769)	$68,517	$(41)	$8,670
Other	$(11)	$11,318	$(32)	$17,722
Total	$(7,676)	$801,154	$(4,101)	$205,156

The amortized cost and estimated fair value of marketable securities at September 26, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Estimated Fair Value
Due in one year or less	$211,698	$211,834
Due after one year through five years	1,099,194	1,093,285
Due after five years through ten years	135,930	133,289
Due after ten years	64,946	63,573
	$1,511,768	$1,501,981

9. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.  As of September 26, 2015, the Company had repurchased 2,494 shares using cash of $108,057.  There remains approximately $191,943 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and the 39-week periods ended September 26, 2015:

	13-Weeks Ended September 26, 2015
	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities-OTTI(4)	Net unrealized gains (losses) on available- for-sale securities- Other(5)	Total
Beginning Balance	$41,345	$(9,414)	$(7,856)	$24,075
Other comprehensive income before reclassification	(55,161)	4,403	3,324	(47,434)
Amounts reclassified from accumulated other comprehensive income	—	—	210	210
Net current-period other comprehensive income	(55,161)	4,403	3,534	(47,224)
Ending Balance	$(13,816)	$(5,011)	$(4,322)	$(23,149)

	39-Weeks Ended September 26, 2015
	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities-OTTI(4)	Net unrealized gains (losses) on available- for-sale securities- Other(5)	Total
Beginning Balance	$20,874	$(13,031)	$(5,272)	$2,571
Other comprehensive income before reclassification	(34,690)	8,020	1,066	(25,604)
Amounts reclassified from accumulated other comprehensive income	—	—	(116)	(116)
Net current-period other comprehensive income	(34,690)	8,020	950	(25,720)
Ending Balance	$(13,816)	$(5,011)	$(4,322)	$(23,149)

(4) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than- temporarily impaired.

(5) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended September 26, 2015:

13-Weeks Ended September 26, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gains (losses) on available-for-sale securities	$(289)	Other income (expense)
	$79	Income tax (provision) benefit
	$(210)	Net of tax

39-Weeks Ended September 26, 2015
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement where net income is presented
Unrealized gains (losses) on available-for-sale securities	$76	Other income (expense)
	$41	Income tax (provision) benefit
	$117	Net of tax

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange or transferring goods or services to a customer. In applying the new guidance, a company will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard may be applied retrospectively to each prior period presented or in a modified retrospective approach in which the cumulative effect will be recognized as of the date of adoption.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, which defers the effective date of the new guidance by one year such that the new provisions will now be required for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

12.	Stock Compensation Plans

In February 2015, Restricted Stock Units (RSUs) were granted to certain employees under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”). The vesting of these RSUs is contingent upon the achievement of certain revenue and profitability goals, as well as on time-based vesting requirements.  The compensation expense related to these grants did not have a material impact on the results of operations for the 13-week or 39-week periods ended September 26, 2015 and is not expected to have a material impact on the results of operations for the fiscal year ending December 26, 2015. The 2005 Plan is discussed further in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s web site on the World Wide Web at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five business segments, the outdoor, fitness, marine, auto and aviation markets. The Company’s segments offer products through its network of independent dealers and distributors. However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales during the periods shown:

	13-Weeks Ended
	September 26, 2015	September 27, 2014

Net sales	100%	100%
Cost of goods sold	47%	44%
Gross profit	53%	56%
Advertising	5%	5%
Selling, general and administrative	14%	13%
Research and development	16%	14%
Total operating expenses	35%	32%
Operating income	18%	25%
Other income (expense), net	6%	0%
Income before income taxes	24%	24%
Provision for income taxes	7%	45%
Net income	18%	-21%

	39-Weeks Ended
	September 26, 2015	September 27, 2014

Net sales	100%	100%
Cost of goods sold	45%	43%
Gross profit	55%	57%
Advertising	5%	4%
Selling, general and administrative	14%	14%
Research and development	16%	14%
Total operating expenses	35%	32%
Operating income	20%	25%
Other income (expense), net	1%	0%
Income before income taxes	20%	25%
Provision for income taxes	4%	18%
Net income	16%	7%

The Company manages its operations in five segments: outdoor, fitness, marine, auto, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The segment table located in Note 4 sets forth the Company’s results of operations (in thousands) including revenue (net sales), operating income, and income before taxes for each of the Company’s five segments during the periods shown. For each line item in the table, the total of the outdoor, fitness, marine, auto, and aviation segments’ amounts equals the amount in the condensed consolidated statements of income included in Item 1.

Comparison of 13-Weeks Ended September 26, 2015 and September 27, 2014

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$115,284	17%	$121,079	17%	($5,795)	-5%
Fitness	143,216	21%	116,171	16%	27,045	23%
Marine	62,315	9%	62,128	9%	187	0%
Auto	264,643	39%	307,558	44%	(42,915)	-14%
Aviation	94,232	14%	99,347	14%	(5,115)	-5%
Total	$679,690	100%	$706,283	100%	($26,593)	-4%

Net sales decreased 4% for the 13-week period ended September 26, 2015 when compared to the year-ago quarter. All segments, excluding aviation, were impacted by revenues denominated in currencies that have weakened against the U.S. Dollar. In total, it is estimated that the strong U.S. Dollar reduced revenues by approximately $52 million, which represents 7% of revenue. Auto revenue remains the largest portion of our revenue mix at 39% in the third quarter of 2015 compared to 44% in the third quarter of 2014.

Total unit sales increased to 3,861 in the third quarter of 2015 from 3,679 in the same period of 2014. Unit sales volume in the third quarter of fiscal 2015 primarily grew in fitness.

Auto segment revenue decreased 14% from the year-ago quarter, as both PND volumes and the contribution of amortization of previously deferred revenue declined when compared to third quarter 2014. Revenues in our fitness segment increased 23% from the year-ago quarter driven primarily by growth in activity tracking devices. Revenues in our marine segment were flat after the seasonally strong second quarter 2015. Aviation revenues decreased 5% from the year-ago quarter due to industry-wide weakness. Outdoor revenues decreased 5% from the year-ago quarter due to geographic exposure to weak currencies.

Cost of Goods Sold

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$47,109	41%	$41,852	35%	$5,257	13%
Fitness	65,955	46%	42,115	36%	23,840	57%
Marine	28,200	45%	30,618	49%	(2,418)	-8%
Auto	152,045	57%	166,563	54%	(14,518)	-9%
Aviation	24,191	26%	26,889	27%	(2,698)	-10%
Total	$317,500	47%	$308,037	44%	$9,463	3%

Cost of goods sold increased 300 basis points as a percentage of revenue from the year ago quarter with increases in the fitness, outdoor, and auto segments, while increasing 3% in absolute dollars. Cost of goods as a percentage of revenue increased in part due to a stronger U.S. Dollar that created downward pressure on revenue in all segments excluding aviation as discussed above.  The absolute dollar increase of 3% reflects increased unit sales and a competitive pricing environment within some product categories.

In the auto segment, the 9% cost of goods sold decrease reflects lower PND shipments and product mix shift toward lower margin software-focused OEM solutions.  The fitness cost of goods increase was primarily related to strong volume growth and product mix shift toward higher cost per unit products.  In the marine segment, the 8% cost of goods sold decrease reflects the product mix shift toward lower cost per unit products.  In the outdoor segment, the 13% increase in cost of goods sold reflects product mix shift toward higher cost per unit products.  The 10% decrease in cost of goods sold for aviation was due to decreased volumes and increased contribution of software sales which carry a higher margin.

Gross Profit

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$68,175	59%	$79,227	65%	($11,052)	-14%
Fitness	77,261	54%	74,056	64%	3,205	4%
Marine	34,115	55%	31,510	51%	2,605	8%
Auto	112,598	43%	140,995	46%	(28,397)	-20%
Aviation	70,041	74%	72,458	73%	(2,417)	-3%
Total	$362,190	53%	$398,246	56%	($36,056)	-9%

Gross profit dollars in the third quarter of 2015 decreased 9% while gross profit margin decreased 300 basis points compared to the third quarter of 2014. Fitness, outdoor, and auto suffered gross margin decline, as discussed above. Marine gross margins increased while aviation was relatively stable to prior year results, as discussed above.

Advertising Expense

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,704	5%	$6,070	5%	($366)	-6%
Fitness	16,394	11%	10,213	9%	6,181	61%
Marine	3,220	5%	2,653	4%	567	21%
Auto	10,229	4%	12,399	4%	(2,170)	-18%
Aviation	1,340	1%	1,777	2%	(437)	-25%
Total	$36,887	5%	$33,112	5%	$3,776	11%

Advertising expense increased 11% in absolute dollars and were flat as a percent of revenues. The increase in absolute dollars primarily occurred in fitness with increased media spend, point of sale presence at key retailers and cooperative advertising. This increase was partially offset by decreased spending in auto due to reduced cooperative advertising associated with lower volumes.

Selling, General and Administrative Expense

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$15,480	13%	$15,010	12%	$470	3%
Fitness	21,458	15%	16,649	14%	4,809	29%
Marine	12,119	19%	10,898	18%	1,221	11%
Auto	38,649	15%	42,050	14%	(3,401)	-8%
Aviation	6,351	7%	6,025	6%	326	5%
Total	$94,057	14%	$90,632	13%	$3,425	4%

Selling, general and administrative expense increased 4% in absolute dollars and 100 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is related to IT and product support. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$9,230	8%	$6,765	6%	$2,465	36%
Fitness	12,832	9%	10,524	9%	2,308	22%
Marine	13,039	21%	12,507	20%	532	4%
Auto	32,060	12%	33,504	11%	(1,444)	-4%
Aviation	38,628	41%	35,698	36%	2,930	8%
Total	$105,789	16%	$98,998	14%	$6,791	7%

Research and development expense increased 7% due to ongoing development activities for new products and the addition of approximately 100 new engineering personnel to our staff since the year-ago quarter. In absolute dollars, research and development costs increased $6.8 million when compared with the year-ago quarter and increased as a percent of revenue by 150 basis points. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended September 26, 2015		13-weeks ended September 27, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$37,761	33%	$51,382	42%	($13,621)	-27%
Fitness	26,577	19%	36,670	32%	(10,093)	-28%
Marine	5,737	9%	5,452	9%	285	5%
Auto	31,660	12%	53,042	17%	(21,382)	-40%
Aviation	23,722	25%	28,958	29%	(5,236)	-18%
Total	$125,457	18%	$175,504	25%	($50,047)	-29%

Operating income decreased 29% in absolute dollars and 640 basis points as a percent of revenue when compared to the third quarter of 2014. Declines in the gross margin percentage, as discussed above, coupled with increases in all categories of operating expense, contributed to the decline.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 26, 2015	September 27, 2014
Interest Income	$6,851	$9,344
Foreign Currency gains (losses)	30,573	(12,703)
Other	2,010	517
Total	$39,434	($2,842)

The average return on cash and investments during the third quarter of 2015 was 1.1% compared to 1.4% during the same quarter of 2014. Lower interest income in the third quarter of 2015, as compared to the same period of 2014, is due to a reduced interest rate and a lower cash and investments balance.

Foreign currency gains and losses for the Company are typically driven by movements in the Taiwan Dollar and the Euro in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar is the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most other European subsidiaries. As these entities have grown, currency fluctuations can generate material gains and losses. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar and the Euro, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The $30.6 million currency gain in the third quarter 2015 was due to the U.S. Dollar strengthening against the Taiwan Dollar while the U.S. Dollar weakened slightly against the Euro. During the third quarter of 2015, the U.S. Dollar strengthened 6.5% compared to the Taiwan Dollar resulting in a gain of $41.1 million while the U.S. Dollar weakened 0.1% against the Euro resulting in a gain of $0.3 million. The remaining net currency loss of $10.8 million is related to other currencies and timing of transactions.

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

Income Tax Provision

The Company’s income tax expense decreased by $273.9 million, to $45.6 million for the 13-week period ended September 26, 2015, from $319.5 million for the 13-week period ended September 27, 2014.  The effective tax rate was 28% in the third quarter of 2015.  The third quarter 2015 income tax expense decreased compared to the third quarter 2014 due to:

•	the tax expense of $307.6 million associated with the inter-company restructuring recorded in the third quarter 2014

Offset by:

•	the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits was insignificant in third quarter 2015 and reduced our expense by $24.4 million in third quarter 2014 and

•	the current projected full year income mix for 2015 compared to the same projection at third quarter of 2014 is unfavorable resulting in an increased effective tax rate

Net Income

As a result of the above, net income increased by $266.1 million for the 13-week period ended September 26, 2015 to $119.3 million compared to a loss of $146.8 million for the 13-week period ended September 27, 2014.

Comparison of 39-Weeks Ended September 26, 2015 and September 27, 2014

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$301,523	15%	$311,123	15%	($9,600)	-3%
Fitness	432,859	21%	367,137	18%	65,722	18%
Marine	230,325	11%	195,911	9%	34,414	18%
Auto	779,646	38%	900,545	44%	(120,899)	-13%
Aviation	294,560	14%	292,636	14%	1,924	1%
Total	$2,038,913	100%	$2,067,352	100%	($28,439)	-1%

Net sales decreased 1% for the 39-week period ended September 26, 2015 when compared to the year-ago period. All segments, excluding aviation, experienced significant declines due to revenues denominated in currencies that have weakened against the U.S. Dollar. In total, the strong U.S. Dollar reduced revenues by approximately $148 million, which represents approximately 7% of revenue. Auto revenue remains the largest portion of our revenue mix at 38% in the first three quarters of 2015 compared to 44% in the first three quarters of 2014.

Total unit sales increased 10% to 11,055 in the first three quarters of 2015 from 10,018 in the same period of 2014. The increase in unit sales volume was attributable to fitness and marine volumes partially offset by declines in each of the other segments.

Auto segment revenue decreased 13% from the year-ago period, as both the contribution of amortization of previously deferred revenue declined when compared to first three quarters of 2014 and volumes declined. Fitness revenues increased 18% on the strength of our wearables portfolio. Aviation revenues increased 1% from the year-ago period as market share gains were offset by industry weakness. Outdoor revenues decreased 3% from the year-ago period due to geographic exposure to weak currencies. Revenues in our marine segment increased 18% as the release of new marine products drove strong revenue growth.

Cost of Goods Sold

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$116,182	39%	$116,318	37%	($136)	0%
Fitness	184,064	43%	130,933	36%	53,131	41%
Marine	102,121	44%	90,814	46%	11,307	12%
Auto	432,239	55%	478,166	53%	(45,927)	-10%
Aviation	78,746	27%	77,557	27%	1,190	2%
Total	$913,352	45%	$893,788	43%	$19,564	2%

Cost of goods sold increased 2% in absolute dollars for the first three quarters of 2015 when compared to the year ago period. Cost of goods as a percentage of revenue increased in part due to a stronger U.S. Dollar that created downward pressure on revenue in all segments excluding aviation as discussed above.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the fitness segment, the cost of goods increase outpaced revenue growth due to product mix and competitive pricing dynamics. The cost of goods increases in marine are due to increased sales of higher margin products. Aviation was largely consistent with the segment revenue growth.

Gross Profit

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$185,341	61%	$194,805	63%	($9,464)	-5%
Fitness	248,795	57%	236,204	64%	12,591	5%
Marine	128,204	56%	105,097	54%	23,107	22%
Auto	347,407	45%	422,379	47%	(74,972)	-18%
Aviation	215,814	73%	215,079	73%	735	0%
Total	$1,125,561	55%	$1,173,564	57%	($48,003)	-4%

Gross profit dollars in the first three quarters of 2015 decreased 4% while gross profit margin decreased 160 basis points compared to the first three quarters of 2014. The auto gross margin declined slightly to 45% driven by the lower amortization of previously deferred high margin revenues, as discussed above. Marine margins increased while fitness and outdoor margins declined and aviation held consistent, as discussed above.

Advertising Expense

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$16,059	5%	$20,266	7%	($4,207)	-21%
Fitness	47,519	11%	25,077	7%	22,442	89%
Marine	13,020	6%	9,849	5%	3,171	32%
Auto	29,260	4%	32,377	4%	(3,117)	-10%
Aviation	4,494	2%	4,888	2%	(394)	-8%
Total	$110,352	5%	$92,457	4%	$17,895	19%

Advertising expense increased 19% in absolute dollars and 100 basis points as a percent of revenue compared to the year-ago period. The increase in absolute dollars primarily occurred in fitness and marine to support new product introductions with increased media spend, point of sale presence at key retailers and cooperative advertising. This increase was partially offset by decreased spending in outdoor due to higher spending in 2014 to support new product introductions.

Selling, General and Administrative Expenses

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$42,819	14%	$42,733	14%	$86	0%
Fitness	68,661	16%	50,639	14%	18,022	36%
Marine	41,396	18%	32,604	17%	8,792	27%
Auto	118,813	15%	129,068	14%	(10,255)	-8%
Aviation	18,670	6%	17,870	6%	800	4%
Total	$290,359	14%	$272,914	13%	$17,445	6%

Selling, general and administrative expense increased 6% in absolute dollars and 100 basis points as a percent of revenues compared to the year-ago period. The absolute dollar increase is related to product support, IT, and legal fees associated with the defense of multiple matters. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$27,451	9%	$21,461	7%	$5,990	28%
Fitness	38,329	9%	27,434	7%	10,895	40%
Marine	39,584	17%	35,725	18%	3,859	11%
Auto	100,324	13%	102,686	11%	(2,362)	-2%
Aviation	115,343	39%	106,261	36%	9,082	9%
Total	$321,031	16%	$293,567	14%	$27,464	9%

Research and development expense increased 9% due to ongoing development activities for new products and the addition of over 100 new engineering personnel to our staff since the year-ago period. In absolute dollars, research and development costs increased $27.5 million when compared with the year-ago period and increased 150 basis point as a percent of revenues compared to the year-ago period. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	39-weeks ended Sep 26, 2015		39-weeks ended Sep 27, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$99,012	33%	$110,345	35%	($11,333)	-10%
Fitness	94,286	22%	133,054	36%	(38,768)	-29%
Marine	34,204	15%	26,919	14%	7,285	27%
Auto	99,010	13%	158,248	18%	(59,238)	-37%
Aviation	77,307	26%	86,060	29%	(8,753)	-10%
Total	$403,819	20%	$514,626	25%	($110,807)	-22%

Operating income declined 22% in absolute dollars and 500 basis points as a percent of revenue when compared to the year-ago period. Declining gross margin percentages and increases in all operating expenses as a percentage of revenue, as discussed above, contributed to the decline.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 26, 2015	September 27, 2014
Interest Income	$22,295	$28,781
Foreign Currency gains(losses)	(14,177)	(20,266)
Other	2,707	707
Total	$10,825	$9,222

The average return on cash and investments during the first three quarters of 2015 was 1.2% compared to 1.3% during the same period of 2014. The decrease in interest income is attributable to decreasing cash and investments balances and a slight decrease in interest rates.

The majority of the $14.2 million currency loss in the first three quarters of 2015 was due to the strengthening of the U.S. Dollar against both the Euro and the Taiwan Dollar. During the first three quarters of 2015, the U.S. Dollar strengthened 8.2% compared to the Euro resulting in a loss of $24.7 million while strengthening against the Taiwan Dollar by 4.1% resulting in a gain of $20.6 million. The remaining net currency loss of $10.1 million is related to other currencies and timing of transactions.

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

Income Tax Provision

Our income tax expense decreased by $279.1 million to $90.8 million for the first three quarters of 2015, from $369.9 million for the first three quarters of 2014.  The effective tax rate was 22% in the first three quarters of 2015. The first three quarters of 2015 income tax expense decreased compared to the first three quarters of 2014 due to:

•	the tax expense of $307.6 million associated with the inter-company restructuring recorded in the third quarter 2014

Offset by:

•	The release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits reduced our expense by $7.2 million and $35.4 million, respectively, in the first three quarters of 2015 and the first three quarters of 2014 and

•	the current projected full year income mix for 2015 compared to the same projection at third quarter of 2014 is unfavorable resulting in an increased effective tax rate

Net Income

As a result of the above, net income increased by $169.9 million for the 39-week period ended September 26, 2015 to $323.8 million compared to $154.0 million for the 39-week period ended September 27, 2014

Liquidity and Capital Resources

Operating Activities

	39-Weeks Ended
	Sept 26,	Sept 27,
(In thousands)	2015	2014
Net cash provided by operating activities	$122,131	$377,694

The $255.6 million decrease in cash provided by operating activities in first three quarters of 2015 compared to first three quarters of 2014 was primarily due to the following:

•	the impact of income taxes payable providing $311.3 million less cash due primarily to the timing of disbursements related to the inter-company restructuring announced in the third quarter 2014

•	other current and noncurrent assets providing $112.2 million less cash primarily due to royalties and timing of payments for insurance and

•	the impact of deferred income taxes providing $49.4 million less cash primarily due to timing of withholding taxes paid

•	other current and noncurrent liabilities providing $42.6 million less cash primarily due to timing of payments for advertising and sales programs

Partially offset by:

•	net income increasing $169.9 million as discussed in the Results of Operations section above

•	accounts receivable providing $49.6 million more cash primarily due to the impact of lower revenues and the associated decline in receivables

•	deferred revenue/costs providing $26.9 million more working capital benefit due to the decreased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above

•	Accounts payable providing $20.1 million more cash primarily due to the timing of payments

Investing Activities

	39-Weeks Ended
	Sept 26,	Sept 27,
(In thousands)	2015	2014
Net cash provided by investing activities	$2,808	$116,434

The $113.6 million decrease in cash provided by investing activities in the first three quarters of 2015 compared to the first three quarters of 2014 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in the first three quarters of 2014 and

Partially offset by:

•	increased net redemptions of marketable securities of $9.4 million

•	decreased cash payments for intangible assets of $6.6 million

•	decreased cash payments for acquisitions of $6.2 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first three quarters of 2015 and 2014 were approximately 1.2% and 1.3%, respectively.

Financing Activities

	39-Weeks Ended
	Sept 26,	Sept 27,
(In thousands)	2015	2014
Net cash used in financing activities	$(379,734)	$(503,574)

The $123.8 million decrease in cash used in financing activities in the first three quarters of 2015 compared to the first three quarters of 2014 was primarily due to the following:

•	decreased purchase of treasury stock of $133.4 million under a share repurchase authorization

Partially offset by:

•	increased dividend payments of $13.2 million due to the increase in our year-over-year dividend rate

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended September 26, 2015 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 26, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 26, 2015 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Harbinger Capital Partners LLC et al v. Deere & Company et al; LightSquared Inc. et al. v. Deere & Company et al.

  On August 9, 2013, Harbinger Capital Partners LLC and ten related entities (“Harbinger”) filed a lawsuit (the “Harbinger Lawsuit”) in the United States District Court for the Southern District of New York against Deere & Company (“Deere”), Garmin International, Inc. (“Garmin”), Trimble Navigation Ltd. (“Trimble”), The U.S. GPS Industry Council (the “Council”), and the Coalition to Save Our GPS. The Coalition to Save Our GPS is no longer a defendant. Plaintiffs filed a first amended complaint on August 16, 2013, a second amended complaint on January 21, 2014, and a third amended complaint on March 18, 2014. The third amended complaint seeks damages of at least $1.9 billion based on allegations of violation of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “1934 Act”), violation of Section 20(a) of the 1934 Act, fraud, negligent misrepresentation, constructive fraud, equitable estoppel, breach of contract, and violation of Section 349 of the New York General Business Law. Plaintiffs allege that they invested in a company now called LightSquared in the belief that LightSquared would be able to operate a new terrestrial, mobile telecommunications network (the “Terrestrial Plan”) on certain satellite radio frequencies. Plaintiffs also allege that LightSquared was not able to obtain approval from the Federal Communications Commission (“FCC”) to operate the proposed Terrestrial Plan because of interference it would cause to Global Positioning System (“GPS”) receivers operating in an adjacent frequency band. Plaintiffs further allege that defendants concealed the likelihood of such interference and breached an earlier alleged agreement with a predecessor of LightSquared regarding a different technical issue. Plaintiffs allege they were third-party beneficiaries of the agreement.

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

The defendants filed joint motions to dismiss all counts of both the Harbinger and LightSquared Lawsuits on May 29, 2014. On February 5, 2015 the District Court issued an order dismissing with prejudice all counts of the Harbinger Lawsuit and all counts of the LightSquared Lawsuit except for the claims alleging negligent misrepresentation and constructive fraud. Harbinger has filed an appeal with the U.S. Court of Appeals for the Second Circuit against the dismissal of the Harbinger Lawsuit. The Second Circuit will hear oral argument on Harbinger’s appeal on November 30, 2015. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in the Harbinger and LightSquared Lawsuits are without merit and intends to vigorously defend these actions.

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. A trial hearing before the Administrative Law Judge (“ALJ”) was held on April 7 through April 10, 2015. On July 13, 2015 the ALJ issued an Initial Determination finding that the ’952, ’825, and ’974 patents are valid and enforceable but that there is no infringement by Garmin of any of the asserted claims of the ‘952 and ‘825 patents and that there is no infringement by Garmin of claim 25 of the ’974 patent. The ALJ found that there is infringement by Garmin of claims 14, 18, 21, 22, 23 and 33 of the ’974 patent. This initial determination is subject to review by the ITC and the final decision will be contained in a final determination issued by the ITC. Garmin disagrees with the ALJ’s finding of infringement of the ‘974 patent and has requested review by the ITC of this finding. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same , and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. A trial hearing before the Administrative Law Judge (“ALJ”) was held on March 18 through March 24, 2015. The ALJ issued his initial determination on July 2, 2015 finding that the ‘840, ‘499 and ‘550 patents are valid but that there is no infringement by Garmin of the ‘840 patent, the ‘499 patent or the ‘550 patent. This initial determination is subject to review by the ITC and the final decision will be contained in a final determination issued by the ITC. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this investigation are without merit and intends to vigorously defend the investigation.

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v. Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

On July 17, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed suit in the United States District Court for the Middle District of Alabama, Northern Division, against Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc. (collectively, “Garmin”) alleging infringement of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”). On August 15, 2014, Garmin filed an answer. On October 17, 2014, Garmin filed an amended answer. In its amended answer Garmin asserts that each asserted claim of the ‘952 patent, the ‘825 patent and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct, and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer and Garmin seeks treble damages against Johnson Outdoors for antitrust violations under Section 2 of the Sherman Act, 15 U.S.C. § 2. Garmin intends to vigorously defend this action. On May 12, 2015, pursuant to an agreement between the parties, the court entered an order staying this lawsuit until there is a final decision in the ITC investigation described above under In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof including any Federal Circuit appeals but not including any Supreme Court petitions or appeals. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois. The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated. The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment. On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah. The plaintiff voluntarily dismissed the case filed in Illinois and, on March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requested is the same. On March 31, 2014, Garmin filed a motion to transfer the venue of the Utah action back to the Northern District of Illinois. On October 21, 2014, the United States District Court for the District of Utah denied Garmin’s motion to transfer venue. On December 26, 2014, Garmin filed a motion to dismiss certain counts of the complaint. On April 16, 2015 the court granted Garmin’s motion in part and dismissed with prejudice (i) Mr. Katz’s (but not Mrs. Katz’s) claim for breach of the implied warranty of merchantability, (ii) the plaintiffs’ Lanham Act claim, (iii) the plaintiffs’ negligence claim and (iv) the plaintiffs’ negligent misrepresentation claim. No class has been certified at this time. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Brian Meyers, on behalf of himself and all others similarly situated, v. Garmin International, Inc. Garmin USA, Inc. and Garmin Ltd.

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On October 18, 2013 the plaintiff filed an amended class action complaint. On November 1, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On January 24, 2014, the Court granted the motion to dismiss in part and denied it in part, dismissing the count for declaratory relief and the prayer for a declaration that the batteries are defective, but allowing the case to proceed on other substantive counts. On March 17, 2015, the plaintiff filed a motion for leave to file a second amended complaint. On April 7, 2015, Garmin filed an opposition to plaintiff’s motion for leave to file a second amended complaint. On April 28, 2015 the court granted plaintiff’s motion for leave to file a second amended complaint.  On May 11, 2015 the plaintiff filed a motion for class certification. On July 10, 2015 Garmin filed its opposition to the motion for class certification. On September 11, 2015, the plaintiff filed a reply to Garmin’s opposition to the motion for class certification. On September 24, 2015, Garmin filed a motion for leave to file a surreply.   No class has been certified at this time, and Garmin believes that its defenses to Plaintiff’s motion for class certification are meritorious and that no class will be certified. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity, or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Navico Inc. and Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On October 21, 2014, Garmin filed its answer asserting that each asserted claim of the ‘499, ‘840, and ‘550 patents is invalid and/or not infringed. On September 30, 2015, the court held a hearing on claim construction and the parties await the court’s claim construction order. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

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

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. There have been no material changes during the 13-week period ended September 26, 2015 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the third quarter of fiscal 2015:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	(or approx. Dollar Value of Shares
	Total # of	Average Price	Publicly Announced	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Plans or Programs	Purchased Under the Plans or Programs

June 28, 2015 - July 25, 2015	333,144	$43.55	333,144	$228,197
July 26, 2015 - August 22, 2015	400,000	$40.86	400,000	$211,851
August 23, 2015 - September 26, 2015	540,450	$36.84	540,450	$191,943

Total	1,273,594	$39.86	1,273,594	$191,943

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

Dated: October 28, 2015

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

