Form 10-K
period 2015-12-26
GARMIN LTD
filed 2016-02-17
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

YES ☐    NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 27, 2015 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $5,634,428,735.

Number of shares outstanding of the registrant’s common shares as of February 12, 2016:

Registered Shares, CHF 10.00 par value – 208,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed no later than 120 days after December 26, 2015.	Part III

Garmin Ltd.

2015 Form 10-K Annual Report

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

Part I

Item 1. Business

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has identified five reportable segments for external reporting purposes: Auto, Aviation, Marine, Outdoor and Fitness. There are two operating segments (Auto PND and Auto OEM) that are not reported separately but are aggregated within the Auto reportable segment. Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. The segment and geographic information included in Item 8, “Financial Statements and Supplementary Data,” under Note 8 is incorporated herein by reference in partial response to this Item 1.

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

Company Overview

For over 25 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new Global Positioning System (GPS) navigation and wireless devices and applications that are designed for people who live an active lifestyle. Garmin serves five primary business units, including auto, aviation, fitness, marine, and outdoor. Garmin designs, develops, manufactures, markets and distributes a diverse family of hand-held, wearable, portable and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products. Since the inception of its business, Garmin has delivered over 157 million products, which includes the delivery of more than 16 million products during 2015.

Overview of the Global Positioning System

The Global Positioning System is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of numerous constellations of orbiting satellites. Access to the systems is provided free of charge.

Garmin utilizes a variety of global navigation satellite systems (GNSS) including, but not limited to:

•	The satellites and their ground control and monitoring stations maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage.
•	Japan’s MTSAT-based Satellite Augmentation System (MSAS) which achieved initial operating capability for enroute, terminal and approach navigation for aviation on September 27, 2007.
•	The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service which achieved initial operating capability for enroute, terminal, and approach navigation on March 2, 2011.
•	The Global Navigation Satellite System (GLONASS), a space-based satellite navigation system operated by the Russian Federation, consisting of 24 satellites and providing world-wide coverage. In certain urban canyon or restricted sky visibility situations, the use of both GPS and GLONASS satellites to produce a navigation fix may result in improved accuracy.

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

Auto

Garmin offers a broad range of auto navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin currently offers to consumers around the world:

Personal Navigation Devices (PND) –

PNDs combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface.  PNDs are sold under the nüvi®, zūmo®, dēzl™, RV and fleet product lines.  The zūmo series offers motorcycle-specific features. RV series offers features specific to the RV enthusiast. The dēzl series offers over-the-road trucking features while the fleet series delivers an integrated tracking and dispatch fleet system.  Across the expansive product portfolio, Garmin offers features such as large screens, integrated traffic receivers for traffic avoidance (including some models with lifetime traffic updates), bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - thousands of high quality photos of actual upcoming junctions, Bluetooth hands-free capability, DashCams/Passenger Cams, driver awareness alerts, and backup cameras.  In fiscal years 2015, 2014 and 2013, the nüvi class of products represented approximately 22%, 27%, and 34% of Garmin’s total consolidated revenues, respectively.

Infotainment Solutions –

In addition to PNDs, Garmin has many relationships with original equipment manufacturers (OEMs) providing infotainment solutions ranging from portable solutions utilizing an integrated mount within the vehicle to software navigation solutions to fully embedded systems offering a broad range of functionality.

Mobile Applications –

Garmin offers mobile applications under the StreetPilot® and NAVIGON® product names.  The applications are offered across a broad range of smartphones and tablets including iOS, Android and Windows enabled devices.  These applications provide users turn-by-turn, voice-prompted directions and other advanced Garmin navigation features.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers to consumers around the world:

Outdoor Handhelds –

Outdoor handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, microSD™ card slot for optional customized maps, Bluetooth for smartphone connectivity, and other features. Outdoor handhelds are sold under the Oregon®, Rino®, Montana®, Monterra®, eTrex®, and GPSMAP® product lines. Each series of products is designed to serve various price points and niche activity categories. The Rino series of handhelds additionally offers two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) that integrate two-way voice communications. The Monterra is Garmin’s first Wi-Fi enabled, Android-based outdoor handheld GPS.

Wearable Devices –

Garmin offers GPS ruggedized smartwatches for outdoor activity. The fēnix® 3 provides advanced multisport features for hiking, climbing, skiing, running, cycling, and swimming. The epix® provides advanced multisport features, comprehensive mapping, navigation and tracking functionalities, as well as trip information, such as heading, elevation and weather changes. The tactix® adds additional features inspired by the requirements of law enforcement and police special operations.

Golf Devices –

The Approach® series of golf-focused devices includes both handhelds and wrist-worn products with over 40,000 preloaded worldwide golf courses. The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the slope-adjusted yardage to fairways, hazards and greens. A statistic-tracking feature allows users to track and analyze their golf statistics through Garmin Connect™. Some devices include swing metrics, which gives audible tones to fine-tune swing tempo, an internal compass which provides directional assistance to the pin on blind shots, manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

Dog Tracking and Training/Pet Obedience Devices –

Garmin offers a series of dog-focused products providing a range of functionality including GPS-enabled dog tracking, electronic dog training, and electronic bark correction. The products are offered under the Astro®, Alpha®, PRO, Sport PRO™, BarkLimiter™ and Delta® product lines. The Astro series can pinpoint multiple dogs’ positions at one time through all-weather collars and a handheld system, which features many of our outdoor capabilities including: barometric altimeter, electronic compass, microSD slot, area calculator and a waterproof exterior. Alpha combines the tracking capabilities of Astro with electronic dog training. The BarkLimiter is an intuitive electronic bark correction device. The Delta and PRO series of training collars offers a remote training device with integrated bark limiting capability for consumer and professional dog training markets.

Action Cameras –

Garmin offers VIRB® X and VIRB® XE action cameras with digital image stabilization, lens distortion correction, and the ability to take high quality still photographs while the video camera is recording. VIRB X and VIRB XE offer built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver to add speed, elevation, G-force, heart rate, and other data onto video through our VIRB Edit application. A SATM waterproof case allows images to be captured above and below the water without the need for additional hardware.

Fitness

Garmin offers a broad range of products designed for use in fitness and activity tracking. Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner® series offers compact, lightweight training watches for athletes with integrated GPS sensor that provide time, speed, distance, pace and other data. Some models also offer a heart rate monitoring function and heart-rate based calorie computation. In 2015, Garmin added the Forerunner 235 with Garmin Elevate™, providing a wrist-based heart rate monitoring solution designed by Garmin. All models allow runners to upload their data to Garmin Connect™, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. The Forerunner 9x0XT series is designed specifically for triathletes. These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers –

The Edge® series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists. In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates.

Cycling Power Meter –

Garmin offers Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists. It provides power data to ANT+® compatible devices. Some models also measure and present right and left leg power balance.

Cycling Safety and Awareness –

Garmin offers the Varia™ product line focused on cycling safety and awareness. Varia bike radar alerts cyclists when vehicles are approaching from behind and Varia bike lights make the cyclist more visible when out on the road. Varia Vision™ is a heads up display that makes data available to the cyclist in their line of sight, so they don’t need to always look down at their Edge product while they are moving.

Activity Tracking Devices –

Garmin offers numerous devices to address the growing activity tracking market. The vívofit® fitness bands provide a personalized daily goal, track progress and remind users when it’s time to move. The devices feature a curved display that show steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor. The vívosmart® and vívosmart® HR bands provide the same functions as the vívofit but also include smart notifications and a vibration alert. The vívosmart HR also incorporates Garmin Elevate. vívoactive® is a smartwatch focused on the active lifestyle consumer with all the basic activity tracking features along with applications designed for running, cycling and swimming and includes connectivity to the Connect IQ™ application store for further customizations and capabilities.

Garmin Connect and Garmin Connect Mobile –

Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness and wellness data. In addition, users can share their accomplishments, create training groups, and get feedback and encouragement from the Connect community.

Marine

Garmin offers a broad range of products designed for use in the recreational marine industry. Garmin currently offers to consumers around the world:

Chartplotters and Multi-Function Displays (MFDs) –

Garmin offers numerous chartplotters/MFDs under the GPSMAP® and echoMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 19-inch fully-integrated Glass Helm offerings. Cartography options range from US coastal and inland lake mapping to worldwide basemaps to highly detailed BlueChart® g2 Visio® to LakeVü HD Ultra charts offering auto-guidance, 3-D chart views and aerial reference photos. BlueChart g2 Visio and LakeVü HD Ultra include Garmin’s most detailed lake cartography created based on surveys by Garmin’s fleet of high tech boats. Additional advanced features and connectivity available include smartphone applications that wirelessly send weather data to your plotter and remotely access your helm electronics. Additionally, some models have the CHIRP sonar function fully integrated to reduce system cost. Our chartplotters also support “plug-and-play” access to onboard sensors and Garmin accessories with NMEA 2000 and Garmin Marine Network connectivity (the Garmin Marine Network is a system that combines GPS, radar, SiriusXM WX Satellite Weather, sonar, and other components).

Fishfinders –

Garmin offers a new advanced line of fishfinders, the Striker™ series, which incorporate GPS technology. These fishfinders are available in screen sizes from 4 to 7 inches and are paired with our latest technology sonar transducers to provide the clearest sonar pictures on the water. DownVü sonar is offered on the 4-, 5- and 7-inch models which provides high resolution images of what is below the boat. The 7-inch model also offers a SideVü option which provides similar high resolution images but reaches much further out on either side of the boat making the search for fish more efficient. The GPS technology enables anglers to mark their best fishing spots and then easily return to them next weekend, next month, or next year. An additional bonus with GPS on board is that Striker can provide very accurate speed data which boaters will enjoy.

Sounders –

Garmin offers “black-box” sounders and “smart transducers” which interface with Garmin MFDs to enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package. The black boxes provide CHIRP, DownVü, and SideVü sonar similar to our integrated sonar plotters, but can be mounted in a more convenient location away from the helm. Additionally, we offer up to 3kW transmit power with our black box line-up which will reach deeper depths for ocean use. Our newest smart transducer line is Panoptix™. It uses new technology to provide detailed images that can be seen real-time (LiveVü). Panoptix also offers 3D sonar views to give a good perspective of the landscape underneath the water. The RealVü 3D and 3D historical views are available in thru-hull and transom mount versions of our Panoptix DownVü product. Another feature of Panoptix is the LiveVü and RealVü 3D real-time presentation of what is out in front of your vessel.

Autopilot Systems –

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

Radar –

Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. When paired with our newer MFDs, the radars support dual-range mode so users can operate the radar in two ranges independently. The Garmin radar solutions range from 18 inches to 6 feet antennas and from 4kW up to 25kW with a maximum range of 96 nautical miles.

Instruments –

Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays that show data from multiple remote sensors on one screen. Mariners can display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon the specific sensors connected. Garmin instruments range from 4 to 7 inches and include 10-inch mast mounted displays for maximum visibility around the vessel.

VHF Communication Radios –

Garmin provides marine radios with differing feature sets for the radio needs of all types of mariners. The entry-level radio is NMEA 0183 compatible, while the premium radio is designed for 35+ foot boats, is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Handhelds and Wrist-worn Devices –

Garmin offers a marine-friendly GPS handheld featuring a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States. Also offered for mariners is the quatix®, Garmin’s first GPS watch designed for mariners, combining marine features and navigation and sailing capabilities while integrating Garmin’s GPS technology and interface.

Sailing –

Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These features include enhanced wind rose, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

Entertainment –

Garmin’s entertainment brand, Fusion®, consists of marine audio head units, speakers and amplifiers. These products are designed specifically for the marine environment and support many connectivity options for integrating with MFDs and smartphones on your boat for the best user experience on the market.

Aviation

Garmin’s aviation product line includes GPS-enabled navigation, VHF communications transmitters/receivers, multi-function displays, electronic flight instrumentation systems (EFIS), automatic flight control systems, traffic advisory systems and traffic collision avoidance systems, terrain awareness and warning systems, instrument landing system (ILS) receivers, weather radar, surveillance products, audio panels, cockpit datalink systems and more. The list below includes a sampling of some of the aviation capabilities currently offered by Garmin:

Integrated Avionics Systems/Flight Decks –

Garmin offers a range of integrated glass avionics from the G3X™ for the experimental and light-sport aircraft market to the G5000® for business jet, military and commercial applications. Basic capabilities integrated include: navigation, communication, attitude, weather, terrain, traffic, surveillance and engine information on large high-resolution color displays. More advanced features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP™), electronic flight charts and touchscreen controls, which utilize patent pending infrared touchscreen technology, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass avionics for the helicopter market through the G500H, G1000H® and G5000H®. Basic and advanced capabilities are similar to those offered to the aircraft market. The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter-specific databases with over 7,000 heliports and nearly 30,000 additional low-altitude obstacles, SiriusXM Satellite Weather with NEXRAD, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

Garmin also offers all-glass integrated avionics to the retrofit market through the G500, G600, G950®, G1000® and G5000®. These solutions provide electronic flight displays that work with separate Garmin avionics to provide essential information such as attitude, air data, weather, terrain and traffic. In addition, upgraded systems also allow for the display and control of such data as altitude preselects and vertical speed, DME distance, analog radar altitude, and analog navigation data.

Panel-mount aviation products –

GPS/Navigation/Communication Solutions –

Garmin provides certified GPS navigation receivers, traditional VHF navigation receivers, instrument landing systems receivers and VHF communication transmitters/receivers. Features available in different GNC®, GTR™, GNS™ and GTN™ series models include 4-color map graphics, GPS, communication and navigation capabilities, touchscreen operation, graphical flight planning with Victor high-altitude and RNAV airways, remote transponder, remote audio control, SafeTaxi® and electronic chart capabilities. Helicopter Terrain Awareness and Warning System (HTAWS) is an option providing graphical and audible alerts of potential terrain and obstacle conflicts along the flight path.

Traffic Solutions –

Garmin offers traffic avoidance products combining active and passive surveillance data to pinpoint specific traffic threats. These capabilities are part of our GTS™ series of systems. The systems use Garmin’s patent-pending CLEAR CAS™ technology and correlate automatic dependent surveillance broadcast (ADS-B) with radar targets. The offerings include solutions for the range of light through transport category aircraft and helicopters.

Audio Solutions –

The GMA™ series are audio panels ranging from offerings with basic capabilities for the recreational pilot to advanced capabilities including voice recognition, 3D spatial audio processing, advanced auto squelch, ambient noise based volume adjustment and independent pilot/co-pilot communications capabilities.

Transponder Solutions –

Garmin provides a range of transponder solutions in the GTX™ series. The FAA-certified transponders transmit surveillance parameters to air traffic control radar systems or other aircraft’s air traffic avoidance devices. Newer transponders offer data link capability, including local air traffic information at FAA radar sites equipped with Traffic Information Service (TIS) and ADS-B compliance for the Next Generation airspace system, via transmission of traffic surveillance data such as aircraft flight ID, position, altitude, velocity, climb/descent, and heading information. Garmin offers solutions for the range of light through transport aircraft and helicopters.

UAT-Based ADS-B Solutions –

Garmin offers a range of FAA certified UAT-based ADS-B products within the GDL® series. Configurations include products with and without mandate meeting internal WAAS receivers and configurations which offer diversity (dual) antenna transmit/receive capability. The range of capabilities across this line include the base ADS-B out transmit function, plus ADS-B in receive for FIS-B weather, TIS-B uplink and multilink (1090MHz and 978MHz) air-to-air reception. Furthermore some of these products provide traffic correlation with other onboard traffic systems such as TCAS to provide a single hybrid traffic feed to the display devices.

Weather Solutions –

Weather capabilities are delivered within our GDL®, GSR™ and GWX™ series. The solutions range from offering SiriusXM satellite data link weather information (subscription required) to the aircraft via display devices from Garmin and tablets to on-demand global weather information, text/voice communications and position tracking through the Iridium satellite network (subscription required). Available in the GWX™ series is real-time airborne weather radar including magnetron-based and solid state weather radar solutions. Solid state products include additional features such as Doppler-enhanced ground-clutter suppression and turbulence detection.

Portable and Wearable Solutions –

Garmin offers the aera® series and GPSMAP® 695/696 as portable avionics solutions. The aera series combines an aviation portable with a full-featured automotive GPS. These touchscreen products come with a complement of aviation databases including navigation, SafeTaxi®, FliteCharts®, airport directory and terrain/obstacles for heightened situational awareness. Advanced features include: a digital document viewer, a scratch pad, pre-loaded geo-referenced charts, and SiriusXM radio and weather (subscription required). The aera 79x and GPSMAP 69x series offers detailed electronic charts, airways and IFR map mode. Complementing the portable display products and the Garmin Pilot™ tablet application is the GDL® 39 which provides a remote GPS receiver plus ADS-B in information for traffic and weather. Garmin announced D2™ Bravo in July 2015, which is a premium watch designed specifically for aviators.

Mobile Application –

Garmin Pilot™ is a premium flight planning, flight plan filing, and pre-flight weather application for display on iOS and Android-based mobile devices. It provides access to comprehensive global weather data, as available per region, that generally includes radar, weather report (METARS), forecasts (TAFs), weather alerts (AIRMETS/SIGMETS), pilot reports, satellite imagery (visible and IR), winds and temperature aloft, lightning data, and notices to airmen (NOTAM).

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a worldwide network of approximately 4,000 independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated revenues in the fiscal year ended December 26, 2015. Marketing support is provided geographically from Garmin’s offices around the world. Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Garmin’s U.S. consumer product sales are handled through its network of dealers and distributors who are serviced by a staff of regional sales managers and in-house sales associates. Garmin’s Europe, Middle East, Australia/New Zealand and Africa consumer product sales are handled through our in-country subsidiaries or local distributors who resell to dealers. Working closely with Garmin’s in-house sales and marketing staff in the U.K. and U.S., these in-country subsidiaries or independent distributors are responsible for inventory levels and staff training requirements at each retail location. Garmin’s Taiwan-based marketing team handles the Company’s Asia sales and marketing effort. Some of Garmin’s larger consumer products dealers and distributors include:

•	Amazon.com—internet retailer;
•	Best Buy—one of the largest U.S. and Canadian electronics retailers;
•	Halfords—a large European retailer specializing in car parts and accessories; and
•	Wal-Mart—the world’s largest mass retailer

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

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the auto segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. Some of Garmin’s larger OEM relationships include BMW Motorrad, Bombardier, Chrysler, Harley-Davidson, Honda, Mercedes Benz, Polaris, Suzuki and Volkswagen. In the marine segment, Garmin’s products are standard equipment on various models of boats. Some of the larger OEM relationships include Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd., Inha Works Ltd. and Regal Marine Industries, Inc. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft. Some of the larger OEM relationships include AgustaWestland, Bombardier, Bell Helicopter-A Textron Company, Textron Aviation, Cirrus Aircraft, Embraer SA, Eurocopter, an EADS Company, Beechcraft Corporation, Pilatus Aircraft Ltd, Piper Aircraft, Inc., Quest Aircraft Company, and Robinson Helicopter Company.

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

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for infotainment solutions are Harman International Industries, Panasonic Corporation, and the Mitsubishi Group. Garmin believes that its principal competitors for outdoor product lines are Bushnell, DeLorme, Magellan, a subsidiary of MiTAC, SportDOG Brand and Suunto Oy. For mobile products Garmin believes that its principal competitors are Google Inc., Apple Inc. and Telenav Inc. Garmin believes that its principal competitors for fitness products are Apple Inc., Bryton Corp., Fitbit Inc., AliphCom dba Jawbone, Polar Electro Oy, Sigma Sports, Suunto Oy and Timex Corp. For marine products, Garmin believes that its principal competitors are Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., Navico and Flir Systems, Inc. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, Chelton Flight Systems, CMC Electronics, Free Flight Systems, Genesys Aerosystems, Honeywell, Inc., Innovative Solutions and Support Inc., L-3 Avionics Systems, Rockwell Collins, Inc., Sagem SA and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered 3,412 people worldwide as of December 26, 2015. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 26,	December 27,	December 28,
($'s in thousands)	2015	2014	2013
Research and development	427,043	395,121	364,923
Percent of net sales	15.1%	13.8%	13.9%

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli and LinKou, its China facility in Yangzhou, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its ownership and operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

Specifically, Garmin believes that its vertical integration of its manufacturing capabilities provides advantages to product cost, quality and time to market.

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

Garmin’s design, manufacturing, distribution, and servicing processes in its U.S., Taiwan, China and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan and Olathe have achieved TS 16949 certification, a quality standard for automotive suppliers. Garmin’s new China facility in Yangzhou has received a TS16949 letter of conformance and expects to be formally certified in fourth quarter 2016. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

Garmin International, Inc., Garmin (Europe) Ltd. and Garmin Corporation have also achieved certification of their environmental management systems to the ISO 14001 standard, recognizing Garmin’s systems and processes which minimize or prevent harmful effects on the environment and continually strive to improve its environmental performance.

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

As of January 7, 2016, Garmin’s worldwide IP portfolio includes over 950 patent and 640 trademark registrations issued worldwide.  Generally, patents issued in the United States are effective for 20 years from the earliest asserted filing date of the patent application. The duration of foreign patents varies in accordance with the provisions of applicable local law. For the past eight years Garmin has been selected as a constituent of the Ocean Tomo® 300 Patent Index which recognizes companies with high intellectual property value. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Employees

As of December 26, 2015, Garmin had 11,651 full and part-time employees worldwide, of whom 4,333 were in the United States, 88 were in Canada, 5,289 were in Taiwan, 1,294 were in Europe, and 647 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be good.

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

Our annual and quarterly financial statements will reflect fluctuations in foreign currency translation.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar remains the functional currency of Garmin Europe. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency moves can generate material gains and losses. Additionally, Euro denominated inter-company transactions in Garmin Ltd. can also generate currency gains and losses. Other legal entities primarily use the local currency as the functional currency. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations within these entities are not expected to have a material impact on the Company’s financial statements.

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

The auto segment, which represents approximately 37% of our revenues, is expected to continue to decline in 2016.

We experienced substantial growth through 2008 in the auto segment of our business as the products became mass-market consumer electronics in both Europe and North America. This market is declining as competing technologies emerged and market saturation occurred. This has resulted in, and could continue to result in, periods of lower revenues for this segment and lower earnings per share.

Economic conditions and uncertainty could adversely affect our revenue and margins.

Our revenue and margins depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations.

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

Recently, the Organization for Economic Co-Operation and Development (OECD) issued final recommendations to prevent perceived base erosion and profit shifting by multinational corporations. While these recommendations are not changes to tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements.

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

We do not believe that we, or any of our United States or non-United States subsidiaries, are currently a Controlled Foreign Corporation (CFC) for United States federal income tax purposes. We do not expect to become a CFC. The CFC determination is made daily based on whether the United States shareholders own more than fifty percent of the voting power or value of the Company. Only United States persons that own ten percent or more of the voting power of the Company’s shares qualify as United States shareholders. Currently the Company has two shareholders that qualify as United States shareholders owning greater than ten percent of the voting power, totaling 35% of the outstanding shares.  Thus, the addition of even one additional ten percent or greater United States shareholder could result in classification as a CFC and subject all such holders to significant tax consequences. If the Company were to be classified as a CFC for an uninterrupted thirty day period in any year, the Company’s shareholders that qualify as United States shareholders could be liable to pay US income tax at ordinary income tax rates on their pro-rata share of certain categories of the Company’s income for the period in which the Company is classified as a CFC. As the Company cannot control the ownership of the Company’s stock nor can the Company control which shareholders participate in the Company’s stock buyback program, ownership changes could result that create United States shareholders which increase the risk of Garmin being treated as a CFC.

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

Third parties may claim that we are infringing their intellectual property rights. Such claims could have a material adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents, trademarks or other intellectual property rights and we have been, and currently are, a defendant in lawsuits alleging patent infringement. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

We may become subject to significant product liability costs.

If our aviation products malfunction or contain errors or defects, airplane collisions or crashes could occur resulting in property damage, personal injury or death. Malfunctions or errors or defects in our marine navigational products could cause boats to run aground or cause other wreckage, personal injury or death. If our automotive or marine products contain defects or errors in the mapping supplied by third-party map providers or if our users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a materially adverse impact on our business, financial condition and results of operations.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable which, if not expected, could harm our results of operations and financial condition.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, process, and use personal information and other user data. Our users’ fitness-related data and personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and types of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures and applications are breached or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Garmin data were to experience a breach of systems compromising our users’ data or the media suggested that our security measures were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems are not secure against third-party access. Additionally, if third parties we work with, such as vendors, business partners, service providers, or developers, violate applicable laws, agreements, or our policies, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

We have technology and processes in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our customers and employees. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information.

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

We depend on third party licensors for the digital map data contained in our auto products, and our business and/or gross margins could be harmed if we become unable to continue licensing such mapping data or if the royalty costs for such data rise.

We license digital mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. The two largest digital map suppliers are HERE (formerly known as NAVTEQ) and TomTom N.V. HERE is owned by Here Acquisition B.V. (a consortium of Daimler AG, BMW AG and Audi AG). Here Acquisition B.V. is owned by competitors to other global OEMs, who may not wish to utilize mapping content from a competitor. TomTom N.V. is a competitor of Garmin.

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

GPS is operated by the U.S. Government, which is committed to maintenance and improvement of GPS; however if the policy were to change, and GPS were no longer supported by the U.S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

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

The market price of our common shares has been, and may continue to be, highly volatile.  During 2015, the closing price of our common shares ranged from a low of $32.28 to a high of $56.81. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of January 25, 2016, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 41.1% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

The Company has limited capital reserves from which to make distributions or repurchase shares without subjecting you to Swiss withholding tax.

If we are unable to make distributions, if any, through a reduction of par value or to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. Over the long term, the amount of par value and qualifying capital contribution reserves available for us to use for par value reductions or dividends will be limited.  The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). However, there can be no assurance that our shareholders will approve a reduction in par value or a dividend out of qualifying capital contribution reserves, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to make a distribution through a reduction in par value or to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting you to Swiss withholding taxes

Under current Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. However, the portion of the repurchase price that is attributed to qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. Therefore, repurchase of our own shares further limits the amount of qualifying capital reserves available for distributions to shareholders free of Swiss withholding taxes.  No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares to the extent sufficient qualifying capital reserves are available. However, should we not resell such treasury shares within six years and there is not sufficient qualifying capital contribution reserves, the withholding tax becomes due at the end of the six year period.

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

We have certain limitations on our ability to repurchase and hold our own shares.

Under Swiss law we have certain limitations on our ability to repurchase and hold our own shares. We and our subsidiaries may only repurchase and hold our own shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax and statutory purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, if our share-holders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Our ability to repurchase and hold our own shares is a significant component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

As mentioned previously, we do not believe that we, or any of our United States or non-United States subsidiaries, are currently a Controlled Foreign Corporation (CFC) for United States federal income tax purposes.  However, the repurchase of the Company’s shares reduces the number of shares outstanding which is the basis for determining the ownership percentages for determination of whether the United States shareholders own more than fifty percent of the voting power or value of the Company.  Only United States persons that own ten percent or more of the voting power of the Company’s shares qualify as United States shareholders.  We may be limited in the number of shares we repurchase due to United States shareholders holding percentages.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy facilities of approximately 1,215,400 square feet on approximately 59 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 34 acres of land on the Olathe site for future expansion. In connection with the bond financings for the facility in Olathe and the previous expansion of that facility, the City of Olathe holds the legal title to the Olathe facility which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and continues to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin Corporation owns and occupies a 249,326 square foot facility in Xizhi Dist., New Taipei City, Taiwan, a 223,469 square foot facility in Jhongli, Tao-Yang County, Taiwan, and an approximately 580,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these three facilities, Garmin Corporation manufactures all of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin China Yangzhou Co., Ltd. leases an approximately 86,000 square foot manufacturing facility in Yangzhou, Jiangsu, People’s Republic of China.

Garmin AT, Inc. leases approximately 18 acres of land in Salem, Oregon under a ground lease. This ground lease expires in 2030, but Garmin AT, Inc. has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar, flight test and certification facility on this land. Garmin AT, Inc. also owns and occupies an additional 66,000 square foot facility on the same property for Garmin’s West Coast customer support call center and for research and development activities.

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

Item 3. Legal Proceedings

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc.

On November 18, 2011, ICON Health & Fitness, Inc. filed suit in the United States District Court for the District of Utah against Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc. (collectively “Garmin”), alleging infringement of U.S. Patent Nos. 7,789,800 (the ‘800 patent”) and 6,701,271 (“the ‘271 patent”).  On June 8, 2012, ICON filed an amended complaint alleging infringement of U.S. Patent Nos. 6,626,799 and 6,921,351.  On June 25, 2012, Garmin filed its answer asserting that each asserted claim of these additional patents-in-suit is invalid and/or not infringed.  On April 11, 2013, the Court dismissed ICON’s allegations of infringement of the ‘800 and ‘271 patents against Garmin without prejudice pursuant to a motion filed by ICON. On September 29, 2015, the court awarded summary judgment in favor of Garmin finding (a) that the ‘351 patent had been held to be invalid for indefiniteness by another federal district court and the doctrine of issue preclusion applied to prevent ICON from relitigating this issue, and (b) that the ‘799 patent is invalid because it covers unpatentable subject matter.  On November 18, 2015, ICON appealed the Court’s summary judgment ruling of invalidity of the ‘351 patent.  ICON did not appeal the Court’s invalidity finding on the ‘799 patent.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof

On July 18, 2014, Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics Inc. filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 7,652,952 (“the ’952 patent”); 7,710,825 (“the ’825 patent”); and 7,755,974 (“the ’974 patent”).  On August 15, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘952 patent, the ‘825 patent, and the ‘974 patent is invalid and/or not infringed and, in addition, that the ’952, ’825, and ’974 patents are unenforceable under the doctrine of inequitable conduct and that Johnson Outdoors’ claims are barred in whole or in part by the doctrines of prosecution history estoppel and/or prosecution disclaimer. A trial hearing before the Administrative Law Judge was held on April 7 through April 10, 2015. On November 18, 2015 the ITC issued a Final Determination finding that the asserted claims of the ’952, ’825, and ’974 patents are valid and enforceable but that there is no infringement by Garmin of any of the asserted claims of the ’952 and ’825 patents and that there is no infringement by Garmin of claim 25 of the ’974 patent. The ITC found that there is infringement by Garmin of claims 14, 18, 21-23 and 33 of the ’974 patent and issued a limited exclusion order prohibiting the import into the U.S. of infringing products and a cease and desist order prohibiting certain domestic activities relating to the infringing products.  On January 16, 2016, Johnson Outdoors filed a petition for review of the ITC’s Final Determination in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On February 2, 2016, Garmin moved to intervene in Johnson Outdoors' appeal. That motion was granted on February 4, 2016. On February 10, 2016, Garmin filed its petition for review of the abovementioned Final Determination with the Federal Circuit. Garmin is seeking review of all issues appealable in the case. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. A trial hearing before the Administrative Law Judge was held on March 18 through March 24, 2015. The Administrative Law Judge issued his initial determination on July 2, 2015 finding that the asserted claims of the ‘840, ‘499 and ‘550 patents are valid but that there is no infringement by Garmin of the ‘840 patent, the ‘499 patent or the ‘550 patent.  On December 1, 2015 the ITC issued a Final Determination finding that most of the asserted claims of the ‘840, ‘499 and ‘550 patents are valid and that there is no infringement by Garmin of the ‘499 patent but that there is infringement by Garmin of the ‘840 and ‘550 patents. The ITC held that claims 1, 7, 12, 13, and 57 of the ‘550 patent were invalid as obvious.  The ITC issued a limited exclusion order prohibiting the import into the U.S. of infringing products and a cease and desist order prohibiting certain domestic activities relating to the infringing products. On January 27, 2016, Navico filed a petition for review of the ITC’s Final Determination in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On February 10, 2016, Garmin filed with the Federal Circuit: (i) a motion to intervene in Navico's appeal, and (ii) a petition for review of the abovementioned Final Determination. Garmin is seeking review of all issues appealable in the case, including the portions of the Final Determination finding infringement of the ’840 and ’550 patents. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit

Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v.  Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

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

On August 13, 2013, Brian Meyers filed a putative class action complaint against Garmin International, Inc., Garmin USA, Inc. and Garmin Ltd. in the United States District Court for the District of Kansas. Meyers alleges that lithium-ion batteries in certain Garmin products are defective and alleges violations of the Kansas Consumer Protection Act, breach of an implied warranty of merchantability, breach of contract, unjust enrichment, breach of express warranty and also requests declaratory relief that the batteries are defective and must be covered by Garmin’s warranties. The complaint seeks an order for class certification, a declaration that the batteries are defective, an order of injunctive relief, payment of damages in an unspecified amount on behalf of a putative class of all purchasers of certain Garmin products, and an award of attorneys’ fees. On September 18, 2013 the plaintiff voluntarily dismissed Garmin Ltd. as a defendant without prejudice. On October 18, 2013 the plaintiff filed an amended class action complaint. On November 1, 2013 the remaining Garmin defendants filed a motion to dismiss all counts of the complaint for failure to state a claim on which relief can be granted. On January 24, 2014, the Court granted the motion to dismiss in part and denied it in part, dismissing the count for declaratory relief and the prayer for a declaration that the batteries are defective, but allowing the case to proceed on other substantive counts. On March 17, 2015, the plaintiff filed a motion for leave to file a second amended complaint, and plaintiff filed his second amended complaint that same day. On April 7, 2015, Garmin filed an opposition to plaintiff’s motion for leave to file a second amended complaint. On April 28, 2015 the court granted plaintiff’s motion for leave to file a second amended complaint.  On May 11, 2015 the plaintiff filed a motion for class certification. On July 10, 2015 Garmin filed its opposition to the motion for class certification. On September 11, 2015, the plaintiff filed a reply to Garmin’s opposition to the motion for class certification. On September 24, 2015, Garmin filed a motion for leave to file a surreply.  No class has been certified at this time, and Garmin believes that its defenses to Plaintiff’s motion for class certification are meritorious and that no class will be certified. On November 24, 2015 Garmin filed a motion for summary judgment. On December 15, 2015 the plaintiff filed his opposition to Garmin’s summary judgment motion and on December 30, 2015 Garmin filed its reply in support of its motion for summary judgment.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of  U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On October 21, 2014, Garmin filed its answer asserting that each asserted claim of the ‘499, ‘840, and ‘550 patents is invalid and/or not infringed. On September 30, 2015, the court held a hearing on claim construction and the parties await the court’s claim construction order. On December 4, 2015 Garmin filed a motion for summary judgment of invalidity on the basis that the asserted claims of the‘840 and ‘550 patents are invalid for failure to comply with the definiteness requirements of 35 U.S.S. §112 and that the asserted claims of ‘840 and ‘550 patents are also invalid for failure to comply with the written description requirement of 35 U.S.C. §112 and for summary judgment of non-infringement on the basis that there is no infringement by Garmin of the asserted claims of the ‘499 patent. Garmin also filed a motion for summary judgment of non-infringement of all asserted patents for its second generation DownVu sonar design.  On December 4, 2015 Navico filed a motion for partial summary judgment of infringement on the basis that Garmin infringes certain claims of the ‘840 and ‘550 patents, and for summary judgment of validity on the basis that the asserted claims of the ‘840 patent are not anticipated by certain prior art references and that the asserted claims of the ‘840 and ‘550 patents include an adequate written description. On January 15, 2016 the court issued an order staying this lawsuit pending the final determination of any appeal filed with the U.S. Court of Appeals for the Federal Circuit concerning the final determination of the United States International Trade Commission in In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof.   Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Pioneer Corporation v. Iiyonet Inc.

On October 2, 2014, Pioneer Corporation filed suit in the Tokyo District Court in Japan against Iiyonet Inc. alleging certain Garmin consumer products infringe Japanese Patent No. 3,442,138 (the ‘138 patent).  Iiyonet Inc. is the Garmin distributor in Japan for its consumer products.  Garmin intervened in this action on December 19, 2014, and has filed an answer asserting that the asserted claim of the ‘138 patent is invalid and/or not infringed. On February 25, 2015, Garmin filed a request for Trial of Invalidation for the ‘138 patent before the Japanese Patent Office.  Preparatory oral arguments were held before the Tokyo District Court on March 9, 2015.  A second round of preparatory oral arguments was held before the Tokyo District Court on May 21, 2015.  The parties filed multiple rounds of preparatory documents with the Tokyo District Court between May 21, 2015, and November 30, 2015.  On October 9, 2015, the Japanese Patent Office issued an Advanced Notice of Trial Decision finding that Pioneer’s asserted claims are invalid as overbroad but not invalid due to novelty or inventive step. On December 8, 2015 the seventh round of oral arguments was held before the Tokyo District Court. The next round of oral arguments is scheduled for February 16, 2016. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims.  On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent.  On September 16, 2013, the U.S. Patent and Trademark Office issued a first reexamination certification canceling some of the challenged claims of the ‘408 patent and confirming the patentability of other claims.  On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents.  Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration.  On May 23, 2014 the special master held a hearing on the summary judgment motions. Prior to the hearing Visteon dropped its claim that Garmin infringes the ‘316 patent. On September 17, 2014, the special master issued a report recommending that Garmin’s motion for summary judgment of non-infringement of the ‘375 patent be granted, Visteon’s motion for summary judgment of validity under section 112 of the ‘375 and ‘060 patents be granted, and that all other motions for summary judgment be denied.  On March 18, 2015, the court issued an order granting Garmin’s motion for summary judgment of non-infringement of the ‘375 patent, denying Visteon’s motion for summary judgment as to the ‘408 patent, rejecting the Special Master’s recommendation to grant Visteon’s motion for summary judgment as to the Garmin’s Section 112 defenses and denying Visteon’s motion for summary judgment as to Garmin’s Section 112 defenses, denying Garmin’s motion for summary judgment as to the ‘892 patent and dismissing as withdrawn Visteon’s claim of infringement of the ‘316 patent,    On November 21, 2014, Garmin filed a second request for ex parte reexamination of the ‘408 patent.  On March 23, 2015, the U.S. Patent Office issued a non-final office action finding the challenged claims of the ‘408 patent to be invalid and/or obvious in view of the prior art.  On August 18, 2015, the U.S. Patent Office issued a final rejection finding claim 6 to be invalid but finding claims 4-5 to be patentable.  On December 18, 2015, Visteon appealed the final rejection of claim 6.  The court held a pretrial conference on September 28, 2015.  At the pretrial conference, the court referred all pending motions to the special master for consideration.  No trial date has yet been set nor has any date been set for the special master’s review.  Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

The Company settled or resolved certain matters during the fiscal year ended December 26, 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 10, 2016.

Dr. Min H. Kao, age 67, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 50, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 53, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 60, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 25, 2016, there were 188 shareholders of record.

The high and low sales prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2015 and 2014 was as follows:

	Year Ended
	December 26, 2015		December 27, 2014
	High	Low	High	Low
First Quarter	$56.81	$47.47	$56.02	$43.63
Second Quarter	$48.13	$44.21	$61.24	$54.24
Third Quarter	$46.40	$35.45	$61.69	$50.75
Fourth Quarter	$38.27	$32.28	$59.63	$49.35

On June 5, 2015, the shareholders approved a dividend of $2.04 per share out of Garmin’s general reserves from capital contribution payable in four equal installments. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2015	June 16, 2015	$0.51
September 30, 2015	September 15, 2015	$0.51
December 31, 2015	December 15, 2015	$0.51
March 31, 2016	March 15, 2016	$0.51

The Company paid the 2015 dividends in accordance with the schedule above and expects to pay the March 31, 2016 dividend. In addition, Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2016. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

On June 6, 2014, the shareholders approved a dividend of $1.92 per share (of which $0.96 was paid in the Company’s 2014 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2014	June 17, 2014	$0.48
September 30, 2014	September 15, 2014	$0.48
December 31, 2014	December 15, 2014	$0.48
March 31, 2015	March 16, 2015	$0.48

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. See Footnote 11 for additional information regarding the share repurchase plan.

			Maximum Number of Shares (or
			Approx. Dollar Value of Shares
	Total # of	Average Price	in Thousands) That May Yet Be
Period	Shares Purchased	Paid Per Share	Purchased Under the Plan
Sept 27 - Oct 24, 2015	383,110	$35.42	$178,374
Oct 25 - Nov 21, 2015	170,214	$35.75	$172,289
Nov 22 - Dec 26, 2015	101,188	$36.58	$168,587
Total	654,512	$35.68	$168,587

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 26, 2015 and December 27, 2014 and the selected consolidated statement of income data for the years ended December 26, 2015, December 27, 2014, and December 28, 2013 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 28, 2013, December 29, 2012, and December 31, 2011 and the selected consolidated statement of income data for the years ended December 29, 2012 and December 31, 2011 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011 (2)
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$2,820,270	$2,870,658	$2,631,851	$2,715,675	$2,758,569
Cost of goods sold	1,281,566	1,266,246	1,224,551	1,277,195	1,419,977
Gross profit	1,538,704	1,604,412	1,407,300	1,438,480	1,338,592

Operating expenses:
Advertising expense	167,166	146,633	112,905	138,757	145,024
Selling, general and administrative	394,914	372,032	355,440	369,790	341,217
Research and development	427,043	395,121	364,923	325,773	298,584
Total operating expenses	989,123	913,786	833,268	834,320	784,825

Operating income	549,581	690,626	574,032	604,160	553,767
Other income, net (3)(4)	17,606	33,119	79,526	20,368	30,394
Income before income taxes	567,187	723,745	653,558	624,528	584,161

Income tax provision (5)(6)	110,960	359,534	41,146	82,125	63,265
Net income	$456,227	$364,211	$612,412	$542,403	$520,896

Net income per share:
Basic	$2.39	$1.89	$3.13	$2.78	$2.68
Diluted	$2.39	$1.88	$3.12	$2.76	$2.67
Weighted average common shares outstanding:
Basic	190,631	193,106	195,411	194,909	194,105
Diluted	191,107	194,165	196,341	196,213	194,894

Dividends declared per share	$2.04	$1.92	$1.80	$1.80	$1.60

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$833,070	$1,196,268	$1,179,149	$1,231,180	$1,287,160
Marketable securities	1,558,548	1,575,333	1,651,968	1,641,395	1,208,155
Total assets	4,499,391	4,693,303	4,879,603	4,819,124	4,471,338
Total debt	-	-	-	-	-
Total stockholders' equity	3,345,126	3,403,367	3,659,706	3,531,796	3,256,581

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2011 which includes 53 weeks.
(2)	Includes a change in estimate for per unit revenue and cost deferrals. The increase to net sales, gross profit, net income, basic net income per share and diluted net income per share was $77.8 million, $66.5 million, $59.3 million, $0.31, and $0.30, respectively.
(3)	Other income, net mainly consists of gain and/or loss on sale of equity securities, interest income, interest expense, and foreign currency gain (loss)
(4)	Includes $23.5 million, $4.3 million, $20.0 million, $12.1 million, foreign currency losses in 2015, 2014, 2012, and 2011 respectively, and $35.5 million foreign currency gain in 2013.
(5)	2014 – includes $72.9 million material income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Swiss withholding tax expense due to the release of reserves; 2013 - includes $68.7 million material income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Taiwan surtax expense due to the release of reserves
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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal years 2015, 2014 and 2013 contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five business segments, which serve the marine, outdoor, fitness, auto, and aviation markets. Our segments offer products through our network of subsidiary distributors and independent dealers and distributors. However, the nature of products and types of customers for the five segments can vary significantly. As such, the segments are managed separately.

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

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components. We believe that our flexible production model allows our Xizhi, Jhongli, and LinKou manufacturing plants in Taiwan; Yangzhou, China; and our Olathe, Kansas, and Salem, Oregon manufacturing plants in the U.S. to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in Olathe and Salem. The Yangzhou, China facility was opened in 2015.

Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of our devices sold into the auto market have declined due to market pressures and introduction of new products sold at lower price points. In recent years, pricing has stabilized in auto allowing for relatively stable gross margins excluding the impact of deferred revenues and costs. The average selling prices of our aviation, outdoor, fitness, and marine products have historically been stable due to product mix and the introduction of more advanced products sold at higher prices. In 2014 and 2015, fitness pricing declined due to high volumes of lower-priced activity trackers. The effect of the sales price differences inherent within the mix of products sold could have a significant impact on our gross profit.

Advertising Expense

Our advertising expenses consist of costs for media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries for sales, marketing and product support personnel;
•	salaries and related costs for executives and administrative personnel;
•	marketing, and other brand building costs;
•	accounting and legal costs;
•	information systems and infrastructure costs;
•	travel and related costs; and
•	occupancy and other overhead costs.

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

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products along with tax incentives offered by the Taiwanese government on certain high-technology capital investments have contributed to our relatively low effective corporate tax rate.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	Fiscal Years Ended
	Dec. 26,	Dec. 27,	Dec. 28,
	2015	2014	2013
Net sales	100%	100%	100%
Cost of goods sold	45%	44%	47%
Gross profit	55%	56%	53%
Operating expenses:
Advertising	6%	5%	4%
Selling, general and administrative	14%	13%	14%
Research and development	15%	14%	14%
Total operating expenses	35%	32%	32%
Operating income	19%	24%	22%
Other income, net	1%	1%	3%
Income before income taxes	20%	25%	25%
Provision for income taxes	4%	13%	2%
Net income	16%	13%	23%

The following table sets forth our results of operations through operating income for each of our five segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

Fiscal year ended December 26, 2015	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$425,150	$661,599	$286,778	$1,048,125	$398,618
Cost of goods sold	165,261	295,460	128,285	588,656	103,904
Gross profit	259,889	366,139	158,493	459,469	294,714

Advertising expense	24,655	79,737	16,106	40,710	5,958
Selling, general and administrative expenses	58,013	97,809	60,834	153,270	24,988
Research and development expense	37,021	54,019	52,942	130,550	152,511
Total operating expenses	119,689	231,565	129,882	324,530	183,457

Operating income	$140,200	$134,574	$28,611	$134,939	$111,257

Fiscal year ended December 27, 2014	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$427,555	$568,440	$248,371	$1,240,377	$385,915
Cost of goods sold	161,005	210,153	118,661	670,925	105,502
Gross profit	266,550	358,287	129,710	569,452	280,413

Advertising expense	28,650	52,606	12,353	46,245	6,779
Selling, general and administrative expenses	57,098	75,747	42,975	172,754	23,458
Research and development expense	29,747	39,252	48,150	134,774	143,198
Total operating expenses	115,495	167,605	103,478	353,773	173,435

Operating income	$151,055	$190,682	$26,232	$215,679	$106,978

Fiscal year ended December 28, 2013	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$410,989	$356,283	$222,928	$1,302,314	$339,337
Cost of goods sold	148,460	133,358	107,837	737,231	97,665
Gross profit	262,529	222,925	115,091	565,083	241,672

Advertising expense	19,805	24,153	11,435	52,478	5,034
Selling, general and administrative expenses	59,058	50,765	38,578	187,449	19,590
Research and development expense	24,469	27,757	46,585	136,639	129,473
Total operating expenses	103,332	102,675	96,598	376,566	154,097

Operating income	$159,197	$120,250	$18,493	$188,517	$87,575

Comparison of 52-Weeks Ended December 26, 2015 and December 27, 2014

Net Sales

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$425,150	15%	$427,555	15%	$(2,405)	-1%
Fitness	661,599	24%	568,440	20%	93,159	16%
Marine	286,778	10%	248,371	9%	38,407	15%
Auto	1,048,125	37%	1,240,377	43%	(192,252)	-15%
Aviation	398,618	14%	385,915	13%	12,703	3%
Total	$2,820,270	100%	$2,870,658	100%	$(50,388)	-2%

Net sales decreased 2% in 2015 when compared to the year-ago period. All segments, excluding aviation, were impacted by revenues denominated in currencies that have weakened against the U.S. Dollar. In total, it is estimated that the strong U.S. Dollar reduced revenues by approximately $189 million, which represents 6% of revenue. Auto revenue remains the largest portion of our revenue mix at 37% in the fiscal year 2015 compared to 43% in the fiscal year 2014.

Total unit sales increased 7% to 16.2 million units in 2015 from 15.1 million units in 2014. The increase in unit sales volume was attributable to fitness and marine volumes partially offset by declines in each of the other segments.

Auto segment revenue decreased 15% from the year-ago period, as both the contribution of amortization of previously deferred revenue declined when compared to 2014 and volumes declined. Fitness revenues increased 16% on the strength of our wearables portfolio. Aviation revenues increased 3% from the year-ago period as market share gains were partially offset by industry weakness. Outdoor revenues decreased 1% from the year-ago period due to geographic exposure to weak currencies and maturing product categories largely offset by the strength of outdoor wearables. Revenues in our marine segment increased 15% as the release of new marine products drove strong revenue growth.

The Company anticipates revenue of approximately $2.82 billion in 2016 driven by growth in the outdoor, fitness, aviation and marine segments offset by ongoing declines in the auto segment. In general, management believes that continuous innovation and the introduction of new products are essential for future revenue growth.

Cost of Goods Sold

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$165,261	39%	$161,005	38%	$4,256	3%
Fitness	295,460	45%	210,153	37%	85,307	41%
Marine	128,285	45%	118,661	48%	9,624	8%
Auto	588,656	56%	670,925	54%	(82,269)	-12%
Aviation	103,904	26%	105,502	27%	(1,598)	-2%
Total	$1,281,566	45%	$1,266,246	44%	$15,320	1%

Cost of goods sold increased 1% in absolute dollars for fiscal year 2015 when compared to fiscal year 2014. Cost of goods as a percentage of revenue increased in part due to a stronger U.S. Dollar that created downward pressure on revenue in all segments excluding aviation as discussed above.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the fitness segment, the cost of goods increase outpaced revenue growth due to product mix and competitive pricing dynamics. The cost of goods increases in marine are due to increased sales of higher margin products. Aviation cost of goods was lower due to product mix.

Management believes that cost of goods sold as a percentage of sales will be relatively consistent in 2016.

Gross Profit

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$259,889	61%	$266,550	62%	$(6,661)	-2%
Fitness	366,139	55%	358,287	63%	7,852	2%
Marine	158,493	55%	129,710	52%	28,783	22%
Auto	459,469	44%	569,452	46%	(109,983)	-19%
Aviation	294,714	74%	280,413	73%	14,301	5%
Total	$1,538,704	55%	$1,604,412	56%	$(65,708)	-4%

Gross profit dollars in fiscal year 2015 decreased 4% while gross profit margin decreased 130 basis points compared to fiscal year 2014 with all segments declining, excluding marine and aviation. Segment specific gross margin drivers are discussed above.

Management believes that total company gross margins will be relatively consistent in 2016.

Advertising Expenses

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$24,655	6%	$28,650	7%	$(3,995)	-14%
Fitness	79,737	12%	52,606	9%	27,131	52%
Marine	16,106	6%	12,353	5%	3,753	30%
Auto	40,710	4%	46,245	4%	(5,535)	-12%
Aviation	5,958	1%	6,779	2%	(821)	-12%
Total	$167,166	6%	$146,633	5%	$20,533	14%

Advertising expense increased 14% in absolute dollars while increasing 80 basis points as a percent of revenues. The increase in absolute dollars occurred in fitness and marine to support new product introductions with increased media spend, point of sale presence at key retailers and cooperative advertising. This was partially offset by decreased spending in auto due to reduced cooperative advertising associated with lower volumes and in outdoor due to fewer new product categories.

Management expects advertising expense in absolute dollars and as a percentage of sales to be relatively flat in 2016.

Selling, General and Administrative Expenses

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$58,013	14%	$57,098	13%	$915	2%
Fitness	97,809	15%	75,747	13%	22,062	29%
Marine	60,834	21%	42,975	17%	17,859	42%
Auto	153,270	15%	172,754	14%	(19,484)	-11%
Aviation	24,988	6%	23,458	6%	1,530	7%
Total	$394,914	14%	$372,032	13%	$22,882	6%

Selling, general and administrative expense increased 6% in absolute dollars and 100 basis points as a percent of revenues compared to fiscal year 2014. The absolute dollar increase is primarily related to litigation related costs, information technology costs and product support. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues. Marine expense growth exceeded other segments due to specific litigation matters.

Management expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of sales in 2016 due primarily to acquisitions.

Research and Development Expense

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$37,021	9%	$29,747	7%	$7,274	24%
Fitness	54,019	8%	39,252	7%	14,767	38%
Marine	52,942	18%	48,150	19%	4,792	10%
Auto	130,550	12%	134,774	11%	(4,224)	-3%
Aviation	152,511	38%	143,198	37%	9,313	7%
Total	$427,043	15%	$395,121	14%	$31,922	8%

Research and development expense increased 8% due to ongoing development activities for new products and additional engineering personnel throughout fiscal year 2015. In absolute dollars, research and development costs increased $31.9 million when compared with fiscal year 2014 and increased 140 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Management believes that one of the key strategic initiatives for future growth and success of Garmin is continuous innovation, development, and introduction of new products. Management expects that its research and development expenses will increase during fiscal 2016 on an absolute dollar basis and as a percent of revenue in order to deliver innovative new products and technologies.

Operating Income

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$140,200	33%	$151,055	35%	$(10,855)	-7%
Fitness	134,574	20%	190,682	34%	(56,108)	-29%
Marine	28,611	10%	26,232	11%	2,379	9%
Auto	134,939	13%	215,679	17%	(80,740)	-37%
Aviation	111,257	28%	106,978	28%	4,279	4%
Total	$549,581	19%	$690,626	24%	$(141,045)	-20%

As a result of the above, operating income decreased 20% in absolute dollars and 460 basis points as a percent of revenue when compared to the fiscal year 2014. Declining gross margin percentages and increases in all operating expenses as a percentage of revenue, as discussed above, contributed to the decline.

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 26, 2015	December 27, 2014
Interest Income	$29,653	$35,584
Foreign Currency gains (losses)	(23,465)	(4,299)
Other	11,418	1,834
Total	$17,606	$33,119

The average return on cash and investments during the fiscal years of 2015 and 2014 were 1.2% and 1.3%, respectively. The decrease in interest income is attributable to decreasing cash and investment balances and a slight decrease in the interest rates.

Foreign currency gains and losses for the Company are primarily tied to movements by the Taiwan Dollar, the Euro, and the British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar remains the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most European subsidiaries. As these entities have grown, currency fluctuations can generate material gains and losses. The majority of the Company’s consolidated foreign currency gain or loss results from the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at one of the Company’s subsidiaries. Additionally, Euro-based inter-company transactions can also generate currency gains and losses. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, the Euro and the British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The majority of the $23.5 million currency loss in the fiscal year 2015 was due to the strengthening of the U.S. Dollar compared to the Euro. The strengthening of the U.S. Dollar compared to the Taiwan Dollar contributed an offsetting gain. The movements of the Taiwan Dollar and Euro have offsetting impacts when the currencies move congruently against the U.S. Dollar due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro transactions relate primarily to revenue. During fiscal year 2015, the U.S. Dollar strengthened 10.0% compared to the Euro resulting in a net loss of $31.2 million. This was largely offset as the U.S. Dollar strengthened 3.8% compared to the Taiwan Dollar resulting in a gain of $19.5 million. The remaining net currency loss of $11.8 million is related to other currencies and timing of transactions.

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

During fiscal year 2015, Garmin recorded other income of $11.4 million. This income was primarily due to a legal settlement received during the year and a gain on the disposal of property.

Income Tax Provision

Our income tax expense decreased by $248.6 million, to $111.0 million for the fiscal year 2015, from $359.5 million for the fiscal year 2014.  Contributing to the significant decrease was:

•	tax expense of $307.6 million in 2014 associated with the inter-company restructuring discussed below,

Partially offset by:

•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $7.3 million in fiscal year 2015 compared to releases of $83.9 million in fiscal year 2014.

In addition, the full year income mix by tax jurisdiction for 2015 compared to 2014 is unfavorable resulting in an increased effective tax rate.

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure.  This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings.  As a result of the change in corporate structure, Garmin recorded tax expense of $307.6 million.  The first and second cash tax payments of $78.1 million and $182.8 million associated with the restructuring were made in the third quarter of 2014 and the second quarter of 2015, respectively.  The remainder of the accrued tax will be paid incrementally as the cash is repatriated.

The Company expects the effective income tax rate to be approximately 20.5% in 2016.

Net Income

As a result of the various factors noted above, net income increased 25% to $456.2 million for the fiscal year 2015 compared to $364.2 million for the fiscal year 2014.

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

Net sales increased 9% in 2014 when compared to the year-ago period. All segments, excluding auto, grew in the fiscal year 2014. Auto revenue remains the largest portion of our revenue mix at 43% in the fiscal year 2014 compared to 49% in the fiscal year 2013.

Total unit sales increased 9% to 15.1 million units in 2014 from 13.9 million units in 2013. The increase in unit sales volume was attributable to growth in all segments except auto which had volume decline due to penetration rates and competing technologies.

Auto segment revenue decreased 5% from fiscal year 2013, as a 10% volume decline and slight average selling price (ASP) decline, were partially offset by amortization of previously deferred revenue exceeding current period revenue deferrals and increased auto OEM contributions. Revenues in our fitness segment increased 60% from fiscal year 2013 on the strength of wellness products first introduced in 2014, and recent biking and running product introductions. Aviation revenues increased 14% from fiscal year 2013 as both OEM market share gains and aftermarket strength contributed to growth. Outdoor revenues increased 4% from fiscal year 2013 primarily due to strong sales of fēnix 2 and our lineup of dog tracking and training products, offset by declining sales of our handheld products which serve a mature industry. Revenues in our marine segment increased 11% due to both the recent acquisition of Fusion Electronics as well as new product introductions. This growth was partially offset by a competitive pricing environment in the global marine electronics industry.

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

Cost of goods sold increased 3% in absolute dollars for fiscal year 2014 when compared to fiscal year 2013. The increase was driven by growth in all segments excluding auto. Fitness and marine cost of goods increased in-line with sales growth as described above with gross margins stable year-over-year. Outdoor cost of goods increased due to sales growth with gross margin contraction driven by product mix.

As a percentage of revenue, cost of goods sold decreased 240 basis points from fiscal year 2013 with improvement or stability in each segment, excluding outdoor as mentioned above. The auto cost of goods improvement as a percent of revenues was primarily due to benefit from the amortization of previously deferred revenue and costs exceeding new deferrals on current period sales in 2014. Aviation margin improvement was primarily due to increased contribution of software sales which carry a higher margin.

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

Gross profit dollars in fiscal year 2014 increased 14% while gross profit margin increased 240 basis points compared to fiscal year 2013 with all segments stable or improving, excluding outdoor. The auto, fitness, marine and aviation segments recorded improved gross margins, as discussed above. Outdoor gross profit margins declined, as discussed above.

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

Advertising expense increased 30% in absolute dollars while increasing 80 basis points as a percent of revenues. The increase in absolute dollars occurred primarily in outdoor and fitness to support new product introductions and was partially offset by decreased spending in auto due to reduced cooperative advertising associated with lower volumes. Aviation advertising increased materially due to increased cooperative advertising efforts with our dealers.

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

Research and development expense increased 8% due to ongoing development activities for new products and the addition of over 200 new engineering personnel to our staff since the fiscal year 2013. In absolute dollars, research and development costs increased $30.2 million when compared with fiscal year 2013 and decreased 10 basis points as a percent of revenue. Fitness, outdoor and aviation increased to support new product initiatives. Auto investment declined due to efforts to allocate research and development spending to areas with the highest growth potential.

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

Other Income (Expense)

	52-weeks ended	52-weeks ended
	December 27, 2014	December 28, 2013
Interest Income	$35,584	$35,271
Foreign Currency gains (losses)	(4,299)	35,538
Other	1,834	8,717
Total	$33,119	$79,526

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

Income Tax Provision

Our income tax expense increased by $318.4 million, to $359.5 million for the fiscal year 2014, from $41.1 million for the fiscal year 2013.  Contributing to the significant increase were:

•	tax expense of $307.6 million associated with the inter-company restructuring discussed above,
•	expiration of certain Taiwan tax holidays and
•	research and development tax credits of $6.3 million related to 2012 which were recognized when the related legislation was enacted in January 2013.

Partially offset by favorable impacts including:

•	release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits of $83.9 million in fiscal year 2014 compared to releases of $79.9 million in fiscal year 2013.

Net Income

As a result of the various factors noted above, net income decreased 41% to $364.2 million for the fiscal year 2014 compared to $612.4 million for fiscal year 2013.

Liquidity and Capital Resources

Operating Activities

	Fiscal Year Ended
	Dec 26,	Dec 27,	Dec 28,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$280,467	$522,711	$630,084

The $242.2 million decrease in cash provided by operating activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	the impact of income tax payable providing $247.0 million less cash due primarily to the timing of disbursements related to the inter-company restructuring
•	other current and noncurrent assets providing $108.0 million less cash primarily due to prepayments of royalties and timing of payments for insurance

•	the impact of deferred income taxes providing $83.9 million less cash primarily due to the timing of withholding taxes paid and
•	inventories and related provisions for obsolete and slow moving inventories providing $47.9 million less cash primarily due to additional safety stock of specific raw materials and continued growth in products offered

Partially offset by:

•	net income increasing $92.0 million, as discussed in the Results of Operations section above
•	accounts receivable providing $49.9 million more cash primarily due to the impact of lower revenues and associated decline in receivables
•	the impact of increasing unrealized foreign currency losses providing $37.4 million less cash due to the impact of foreign currency rate fluctuations as discussed in the Results of Operations section above
•	deferred revenue/costs providing $32.6M more working capital benefit due to the decreased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	accounts payable providing $27.1 million more cash primarily due to the timing of payments

The $107.4 million decrease in cash provided by operating activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	net income decreasing by $248.2 million, including the $307.6 million tax expense related to the inter-company restructuring, as discussed in the Results of Operations section above
•	accounts receivable providing $66.0 million less cash primarily due to the increasing sales in fourth quarter 2014 and timing of collections
•	deferred revenue/costs providing $58.2 million less working capital benefit due to the increased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	inventories, net providing $53.9 million less cash primarily due to new product categories and increasing product demand partially offset by increased reserves for obsolete and slow moving inventories

Partially offset by:

•	income taxes payable providing $130.2 million more cash due to the timing of disbursements primarily related to the inter-company restructuring offset by the release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits
•	the impact of deferred income taxes providing $81.9 million more cash due primarily to timing of disbursements partially related to the inter-company restructuring in addition to the reclassification of withholding taxes from current taxes payable.
•	other current and non-current liabilities providing $48.2 million more cash due to timing of payments related to royalties and advertising
•	the impact of increasing unrealized foreign currency losses providing $40.7 million more cash due primarily to foreign currency rate fluctuations related to our Taiwan operations which utilize the Taiwan Dollar as their functional currency and specific European operations which utilize the Euro as their functional currency resulting in translation of assets and liabilities to U.S. Dollar
•	other current and noncurrent assets providing $22.6 million more cash primarily due to timing of payments associated with advertising and sponsorships

We expect to generate $475 million of cash flow from operations in 2016 with ongoing net income.

Investing Activities

	Fiscal Year Ended
	Dec 26,	Dec 27,	Dec 28,
(In thousands)	2015	2014	2013
Net cash provided by (used in) investing activities	$(111,979)	$131,332	$(274,442)

The $243.3 million decrease in cash provided by investing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in 2014
•	decreased net investments in marketable securities of $87.0 million and
•	increased cash payments for acquisitions of $19.8 million

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

We have budgeted approximately $75 million of capital expenditures during fiscal 2016 to include some facility expansion, along with normal ongoing capital expenditures and maintenance activities. It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average return on cash and investments during fiscal 2015, 2014, and 2013 were approximately 1.2%, 1.3%, and 1.4%, respectively.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Footnote 3 for additional information regarding marketable securities.

Financing Activities

	Fiscal Year Ended
	Dec 26,	Dec 27,	Dec 28,
(In thousands)	2015	2014	2013
Net cash used in financing activities	$(500,092)	$(599,622)	$(406,838)

The $99.5 million decrease in cash used in financing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	decreased purchase of treasury stock of $110.2 million under a share repurchase authorization

Partially offset by:

•	increased dividend payments of $18.0 million due to the increase in our year-over-year dividend rate

The $192.8 million increase in cash used in financing activities in fiscal year 2014 compared to fiscal year 2013 was primarily due to the following:

•	increased purchase of treasury stock of $183.2 million under a share repurchase authorization and
•	increased dividend payments of $8.4 million due to the increased dividend per share that was effective beginning in the second calendar quarter of 2014

Our dividend has progressively increased from $0.45 per share for the eight calendar quarters beginning in June 2012 to $0.48 per share for the four calendar quarters beginning in June 2014 to $0.51 per share for the four quarters beginning in June 2015.

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

Contractual Obligations and Commercial Commitments

Future commitments of Garmin, as of December 26, 2015, aggregated by type of contractual obligation, are:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$65.0	$16.6	$21.9	$12.3	$14.2

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 26, 2015 was approximately $278.3 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $97.9 million as of December 26, 2015, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in marketable securities denominated in U.S. dollars.

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. dollar, and as some transactions occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. dollar. The Company believes that gains and losses will become more material in the future as our European presence grows. In 2015, the U.S. Dollar strengthened 10.0% relative to the Euro resulting in a foreign currency loss of $31.2 million in Garmin Ltd. and our European subsidiaries.  The U.S. Dollar strengthened 3.8% against the Taiwan Dollar resulting in a $19.5 million foreign currency gain due to the fluctuation of asset balances throughout the year.  The net result of these currency moves combined with other losses of $11.8 million, and the timing of transactions during the year was a net loss of $23.5 million for the Company and a cumulative translation adjustment of $35.0 million during the fiscal year 2015.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 26, 2015 and December 27, 2014, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $95 million and $118 million at December 26, 2015 and December 27, 2014.

Interest Rate Risk

We have no outstanding long-term debt as of December 26, 2015. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2015 and 2014, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 26, 2015 and December 27, 2014, the hypothetical and reasonably possible 100 basis point increases in interest rates across all maturities would have resulted in declines in portfolio fair market value of approximately $43 million and $52 million at December 26, 2015 and December 27, 2014. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 26, 2015, December 27, 2014, and December 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd.

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 26, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and subsidiaries at December 26, 2015 and December 27, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd.'s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 17, 2016

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Information)

	December 26,	December 27,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$833,070	$1,196,268
Marketable securities (Note 3)	215,161	167,989
Accounts receivable, less allowance for doubtful accounts of $13,805 in 2015 and $18,330 in 2014	531,481	570,191
Inventories, net	500,554	420,475
Deferred income taxes (Note 6)	-	56,102
Deferred costs	49,176	51,336
Prepaid expenses and other current assets	81,645	48,615
Total current assets	2,211,087	2,510,976

Property and equipment, net
Land and improvements	85,162	94,245
Building and improvements	351,778	324,710
Office furniture and equipment	206,025	188,847
Manufacturing equipment	131,055	128,441
Engineering equipment	113,690	102,692
Vehicles	20,939	20,661
	908,649	859,596
Accumulated depreciation	(462,560)	(428,709)
	446,089	430,887

Restricted cash (Note 4)	259	308
Marketable securities (Note 3)	1,343,387	1,407,344
Noncurrent deferred income tax (Note 6)	116,518	67,712
Noncurrent deferred costs	38,769	36,140
Intangible assets, net	245,552	218,083
Other assets	97,730	21,853
Total assets	$4,499,391	$4,693,303

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$178,905	$149,094
Salaries and benefits payable	70,601	62,764
Accrued warranty costs	30,449	27,609
Accrued sales program costs	67,613	58,934
Deferred revenue	164,982	203,598
Accrued royalty costs	30,310	51,889
Accrued advertising expense	33,547	26,334
Other accrued expenses	74,926	67,780
Deferred income taxes (Note 6)	-	17,673
Income taxes payable	21,674	182,260
Dividend payable	192,991	185,326
Total current liabilities	865,998	1,033,261

Deferred income taxes (Note 6)	56,210	39,497
Non-current income taxes	101,689	80,611
Non-current deferred revenue	128,731	135,130
Other liabilities	1,637	1,437

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 189,722 shares outstanding at December 26, 2015; and 191,815 shares outstanding at December 27, 2014; (Notes 9, 10, and 11):	1,797,435	1,797,435
Additional paid-in capital	62,239	73,521
Treasury stock	(414,637)	(330,132)
Retained earnings	1,930,517	1,859,972
Accumulated other comprehensive income	(30,428)	2,571
Total stockholders' equity	3,345,126	3,403,367
Total liabilities and stockholders' equity	$4,499,391	$4,693,303

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Net sales	$2,820,270	$2,870,658	$2,631,851
Cost of goods sold	1,281,566	1,266,246	1,224,551
Gross profit	1,538,704	1,604,412	1,407,300

Advertising expense	167,166	146,633	112,905
Selling, general and administrative expenses	394,914	372,032	355,440
Research and development expense	427,043	395,121	364,923
	989,123	913,786	833,268
Operating income	549,581	690,626	574,032

Other income (expense):
Interest income	29,653	35,584	35,271
Foreign currency (losses) gains	(23,465)	(4,299)	35,538
Other	11,418	1,834	8,717
	17,606	33,119	79,526
Income before income taxes	567,187	723,745	653,558

Income tax provision (benefit): (Note 6)
Current	114,222	274,107	27,771
Deferred	(3,262)	85,427	13,375
	110,960	359,534	41,146
Net income	$456,227	$364,211	$612,412

Basic net income per share (Note 10)	$2.39	$1.89	$3.13
Diluted net income per share (Note 10)	$2.39	$1.88	$3.12

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Net income	$456,227	$364,211	$612,412
Foreign currency translation adjustment	(34,981)	(64,489)	(43,609)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	1,982	29,019	(56,904)
Comprehensive income	$423,228	$328,741	$511,899

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income/(Loss)	Total
Balance at December 29, 2012	$1,797,435	$72,462	$(81,280)	$1,604,625	$138,554	$3,531,796
Net income	–	–	–	612,412	–	612,412
Translation adjustment	–	–	–	–	(43,609)	(43,609)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of ($2,183)	–	–	–	–	(56,904)	(56,904)
Comprehensive income						511,899
Dividends declared	–	–	–	(351,450)	–	(351,450)
Tax benefit from issuance of equity awards	–	4,584	–	–	–	4,584
Issuance of treasury stock related to equity awards	–	(20,375)	43,145	–	–	22,770
Stock compensation	–	22,592	–	–	–	22,592
Purchase of treasury stock related to equity awards	–	–	(24,063)	–	–	(24,063)
Purchase of treasury stock under share repurchase plan	–	–	(58,422)	–	–	(58,422)
Balance at December 28, 2013	$1,797,435	$79,263	$(120,620)	$1,865,587	$38,041	$3,659,706
Net income	–	–	–	364,211	–	364,211
Translation adjustment	–	–	–	–	(64,489)	(64,489)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $201	–	–	–	–	29,019	29,019
Comprehensive income						328,741
Dividends declared	–	–	–	(369,826)	–	(369,826)
Tax benefit from issuance of equity awards	–	(84)	–	–	–	(84)
Issuance of treasury stock related to equity awards	–	(29,951)	50,704	–	–	20,753
Stock compensation	–	24,293		–	–	24,293
Purchase of treasury stock related to equity awards	–	–	(18,638)	–	–	(18,638)
Purchase of treasury stock under share repurchase plan	–	–	(241,578)	–	–	(241,578)
Balance at December 27, 2014	$1,797,435	$73,521	$(330,132)	$1,859,972	$2,571	$3,403,367
Net income	–	–	–	456,227	–	456,227
Translation adjustment	–	–	–	–	(34,981)	(34,981)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $115	–	–	–	–	1,982	1,982
Comprehensive income						423,228
Dividends declared	–	(100)	–	(385,682)	–	(385,782)
Tax benefit from issuance of equity awards	–	(2,050)	–	–	–	(2,050)
Issuance of treasury stock related to equity awards	–	(35,422)	52,494	–	–	17,072
Stock compensation	–	26,290		–	–	26,290
Purchase of treasury stock related to equity awards	–	–	(5,586)	–	–	(5,586)
Purchase of treasury stock under share repurchase plan	–	–	(131,413)	–	–	(131,413)
Balance at December 26, 2015	$1,797,435	$62,239	$(414,637)	$1,930,517	$(30,428)	$3,345,126

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Operating Activities:
Net income	$456,227	$364,211	$612,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,311	48,433	48,476
Amortization	27,049	28,582	30,328
Gain on sale of property and equipment	(198)	(306)	(724)
Provision for doubtful accounts	(2,521)	66	1,553
Provision for obsolete and slow-moving inventories	23,257	25,903	20,891
Unrealized foreign currency losses (gains)	37,931	573	(40,120)
Deferred income taxes	5,897	89,828	7,931
Stock compensation	26,290	24,293	22,592
Realized gains on marketable securities	(55)	(505)	(5,877)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,473	(27,398)	38,589
Inventories	(121,718)	(76,491)	(17,593)
Other current and non-current assets	(107,360)	627	(22,013)
Accounts payable	36,079	8,981	18,043
Other current and non-current liabilities	20,742	16,467	(31,775)
Deferred revenue	(43,338)	(87,543)	(16,150)
Deferred costs	(585)	11,029	(2,204)
Income taxes payable	(151,014)	95,961	(34,275)
Net cash provided by operating activities	280,467	522,711	630,084

Investing activities:
Purchases of property and equipment	(80,592)	(73,339)	(56,083)
Proceeds from sale of property and equipment	7,921	748	885
Purchase of intangible assets	(3,889)	(4,720)	(1,122)
Purchase of marketable securities	(915,921)	(1,006,482)	(909,151)
Redemption of marketable securities	919,141	1,096,676	833,491
Proceeds from repayment (advances) on loan receivable	-	137,379	(137,369)
Acquisitions, net of cash acquired	(38,687)	(18,871)	(5,680)
Change in restricted cash	48	(59)	587
Net cash provided by (used in) investing activities	(111,979)	131,332	(274,442)

Financing activities:
Dividends	(378,117)	(360,075)	(351,707)
Tax benefit from issuance of equity awards	(2,049)	(84)	4,584
Proceeds from issuance of treasury stock related to equity awards	17,073	20,753	22,770
Purchase of treasury stock related to equity awards	(5,586)	(18,638)	(24,063)
Purchase of treasury stock under share repurchase plan	(131,413)	(241,578)	(58,422)
Net cash used in financing activities	(500,092)	(599,622)	(406,838)

Effect of exchange rate changes on cash and cash equivalents	(31,594)	(37,302)	(835)

Net increase (decrease) in cash and cash equivalents	(363,198)	17,119	(52,031)
Cash and cash equivalents at beginning of year	1,196,268	1,179,149	1,231,180
Cash and cash equivalents at end of year	$833,070	$1,196,268	$1,179,149

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$252,885	$175,465	$73,372

Cash received during the year from income tax refunds	$3,793	$5,260	$3,584

Cash paid during the year for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$1,867	$29,220	$(59,087)

Fair value of assets acquired	$38,687	$22,735	$11,486
Liabilities assumed	-	(3,718)	(4,955)
Less: cash acquired	-	(146)	(851)
Cash paid for acquisitions, net of cash acquired	$38,687	$18,871	$5,680

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Information)

December 26, 2015 and December 27, 2014

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those fiscal years, and the associated 14-week fourth quarter, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. Fiscal years 2015, 2014 and 2013 included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative translation adjustments of ($14,108) and $20,874 as of December 26, 2015 and December 27, 2014, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts when the currencies move congruently against the U.S. Dollar due to the use of the Taiwan Dollar for manufacturing costs and cash held in non-functional currency while the Euro and British Pound Sterling transactions relate primarily to revenue. All differences are recorded in results of operations and amounted to exchange (losses) gains of ($23,465), ($4,299), and $35,538, for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The loss in fiscal 2015 was due primarily to the USD strengthening against the Euro partially offset by the USD strengthening against the Taiwan Dollar. The loss in fiscal 2014 was due primarily to the USD strengthening against the Euro and the British Pound Sterling which was largely offset by the USD strengthening against the Taiwan Dollar. The gain in fiscal 2013 was due primarily to the strengthening of the USD against the Taiwan Dollar and the USD weakening against the Euro and the British Pound Sterling.

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

The Company’s top ten customers have contributed between 22% and 24% of net sales since 2013. None of the Company’s customers accounted for more than 10% of consolidated net sales in the years ended December 26, 2015, December 27, 2014, and December 28, 2013.

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

	December 26, 2015	December 27, 2014

Raw Materials	$203,173	$161,444
Work-in-process	69,690	53,824
Finished goods	273,762	244,282
Inventory Reserves	(46,071)	(39,075)
Inventory, net of reserves	$500,554	$420,475

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39-50
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company did not recognize any goodwill or intangible asset impairment charges in 2015, 2014, or 2013.  The accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from 3 to 10 years.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 5, 2015, the shareholders approved a dividend of $2.04 per share (of which, $1.02 was paid in the Company's 2015 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2015	June 16, 2015	$0.51
September 30, 2015	September 15, 2015	$0.51
December 31, 2015	December 15, 2015	$0.51
March 31, 2016	March 15, 2016	$0.51

The Company paid dividends in 2015 in the amount of $378,117. Both the dividend paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

Approximately $304,674 and $290,955 of retained earnings are indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 26, 2015 and December 27, 2014, respectively.

Intangible Assets

At December 26, 2015 and December 27, 2014, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $216,465 and $191,034, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years, which represents the expected pattern and duration of use of and benefit received from the respective assets. Accumulated amortization was $158,704 and $151,589 at December 26, 2015 and December 27, 2014, respectively. Amortization expense on these intangible assets was $7,115, $8,362 and $17,847, for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. In the next five years, the amortization expense is estimated to be $19,780, $7,506, $6,734, $4,787 and $3,610, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $187,791 at December 26, 2015 and $178,638 at December 27, 2014.

	December 26, 2015	December 27, 2014
Goodwill balance at beginning of year	$178,638	$179,290
Acquisitions	11,908	2,517
Finalization of purchase price allocations and effect of foreign currency translation	(2,755)	(3,169)
Goodwill balance at end of year	$187,791	$178,638

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 26, 2015. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive gain (loss). At December 26, 2015 and December 27, 2014, cumulative unrealized gains and losses, net of tax of ($16,321) and ($18,303), respectively, were reported in accumulated other comprehensive income, net of related taxes.

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

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  In addition to the products listed below, the Company has offered certain other products including mobile applications, in-dash navigation solutions, aviation subscriptions and extended warranties that involve multiple-element arrangements that are immaterial.

Garmin offers PNDs with lifetime map updates (LMUs) bundled in the original purchase price.  LMUs enable customers to download the latest map and point of interest information for the useful life of their PND.  In addition, Garmin offers PNDs with traffic service bundled in the original purchase price.  The Company has identified multiple deliverables contained in arrangements involving the sale of PNDs which include the LMU and/or traffic service.  The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale.  The remaining deliverables are the LMU and/or traffic service.  The Company has allocated revenue between these deliverables using the relative selling price method.  Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU and/or the traffic service are deferred and recognized on a straight-line basis over the estimated life of the products.

The Company has determined sufficient VSOE does not exist for LMU or traffic, and that third party evidence of selling price is not available.  During 2013, the Company estimated selling price of the undelivered element based on the relative selling price method using a weighted average of the stand-alone sales price, the price differential between bundled and unbundled PND units, and the royalty or subscription cost plus a normal margin. These estimates were reflective of how the Company established product pricing based in part on customer perception of value of the added LMU or traffic service capability to the PND.  In 2014, the Company determined that stand-alone and unbundled unit sales no longer occurred on more than a limited basis, and therefore began using the royalty cost plus a normal margin as the primary indicator to calculate relative selling prices of the undelivered elements.

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

Deferred Revenues and Costs

At December 26, 2015 and December 27, 2014, the Company had deferred revenues totaling $293,713 and $338,728 , respectively, and related deferred costs totaling $87,945 and $87,476, respectively.

The deferred revenues and costs are recognized over their estimated economic lives of two to five years on a straight-line basis. In the next five years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $115,806, $60,971, $21,467, $5,356 and $2,168, respectively.

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

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Balance - beginning of period	$27,609	$26,767	$37,301
Change in accrual for products sold in prior periods (1)	-	-	(8,709)
Accrual for products sold(2)	44,620	44,423	41,309
Expenditures	(41,780)	(43,581)	(43,134)
Balance - end of period	$30,449	$27,609	$26,767

(1)	Our expected future cost is estimated based upon historical trends in the volume of product returns and the related warranty costs incurred. In 2013 we updated these assumptions and shortened the estimated time horizon in which we settle claims with our retail partners.

(2)	Minor changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $167,166, $146,633, and $112,905, for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $427,043, $395,121, and $364,923, for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

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

Available for sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 26, 2015
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,731	$-	$27,731	$-
Agency securities	208,631	-	208,631	-
Mortgage-backed securities	370,232	-	370,232	-
Corporate securities	648,590	-	648,590	-
Municipal securities	223,562	-	223,562	-
Other	79,802	-	79,802	-
Total	$1,558,548	$-	$1,558,548	$-

	Fair Value Measurements as of December 27, 2014 (1)
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$30,144	$-	$30,144	$-
Agency securities	428,320	-	428,320	-
Mortgage-backed securities	324,307	-	324,307	-
Corporate securities	594,402	-	594,402	-
Municipal securities	125,410	-	125,410	-
Other	72,750	-	72,750	-
Total	$1,575,333	$-	$1,575,333	$-

(1) Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI (1)	Gross Unrealized Losses- Other (2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,772	$27	$-	$(68)	$27,731
Agency securities	211,248	105	(2,409)	(313)	208,631
Mortgage-backed securities	376,801	191	(1,210)	(5,550)	370,232
Corporate securities	656,447	179	(1,635)	(6,401)	648,590
Municipal securities	223,991	636	(9)	(1,056)	223,562
Other	79,853	4	(14)	(41)	79,802
Total	$1,576,112	$1,142	$(5,277)	$(13,429)	$1,558,548

	Available-For-Sale Securities as of December 27, 2014 (3)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI (1)	Gross Unrealized Losses- Other (2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$30,185	$26	$(25)	$(42)	$30,144
Agency securities	436,817	169	(8,259)	(407)	428,320
Mortgage-backed securities	329,048	580	(1,813)	(3,508)	324,307
Corporate securities	600,674	689	(2,874)	(4,087)	594,402
Municipal securities	125,183	497	(48)	(222)	125,410
Other	72,857	59	(12)	(154)	72,750
Total	$1,594,764	$2,020	$(13,031)	$(8,420)	$1,575,333

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.
(3)	Certain available-for-sale securities held as of December 27, 2014 have been reclassified among major security types to conform to the current year presentation. These reclassifications had no effect on fair value measurement.

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. In 2013, the Company experienced unrealized, noncredit losses on its investment portfolio resulting in gross other-than-temporary impairment and other unrealized losses on marketable securities. During 2014 and 2015, the Company did not record any material impairment changes on its outstanding securities.

The amortized cost and estimated fair value of the securities at an unrealized loss position at December 26, 2015 were $1,299,856 and $1,281,150, respectively. Approximately 63.6% of securities in the Company’s portfolio were at an unrealized loss position at December 26, 2015. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position:

	As of December 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(68)	$22,184	$-	$-
Agency securities	(691)	117,803	(2,031)	69,418
Mortgage-backed securities	(4,571)	263,735	(2,189)	83,722
Corporate securities	(6,719)	521,731	(1,317)	50,374
Municipal securities	(1,035)	116,033	(30)	6,557
Other	(29)	14,666	(26)	14,927
Total	$(13,113)	$1,056,152	$(5,593)	$224,998

	As of December 27, 2014(1)
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(42)	$18,822	$(25)	$6,634
Agency securities	(397)	64,862	(8,269)	312,139
Mortgage-backed securities	(2,169)	187,309	(3,152)	99,566
Corporate securities	(4,058)	373,925	(2,903)	114,076
Municipal securities	(222)	29,533	(48)	15,019
Other	(154)	29,977	(12)	3,091
Total	$(7,042)	$704,428	$(14,409)	$550,525

(1)	Certain available- for-sale securities held as of December 27, 2014 have been reclassified amount major security types to confirm to the current year presentation. These reclassifications had no effect on fair value measurement.

The amortized cost and estimated fair value of marketable securities at December 26, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$215,143	$215,161
Due after one year through five years	1,179,753	1,167,026
Due after five years through ten years	112,256	108,923
Due after ten years	68,960	67,438

	$1,576,112	$1,558,548

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space and real estate amounted to $18,104, $19,559 and $18,721 for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount
2016	$16,621
2017	12,091
2018	9,849
2019	6,963
2020	5,323
Thereafter	14,182
Total	$65,029

Certain cash balances of GEL and GC are held as collateral by banks securing payment of local value-added tax requirements.  The total amount of restricted cash balances were $259 and $308 at December 26, 2015 and December 27, 2014, respectively.

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 26, 2015 was approximately $278,327. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, investigations, and complaints, including matters involving patent infringement and other intellectual property claims.  The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual or disclosure. The assessment regarding whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal year ended December 26, 2015. The results of legal proceeding, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one of more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal year ended December 26, 2015 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. In both the plans described above, the subsidiaries contribute an amount determined annually at the discretion of the Board of Directors. During the years ended December 26, 2015, December 27, 2014 and December 28, 2013, expense related to these and other defined contribution plans of $37,489, $29,267 and $26,839, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Federal:
Current	$49,138	$(18,665)	$(11,907)
Deferred	4,216	58,164	1,913
	53,354	39,499	(9,994)
State:
Current	9,354	5,575	2,584
Deferred	(5,858)	4,368	(408)
	3,496	9,943	2,176
Foreign:
Current	55,730	287,197	37,094
Deferred	(1,620)	22,895	11,870
	54,110	310,092	48,964
Total	$110,960	$359,534	$41,146

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Federal income tax expense at U.S. statutory rate	$198,516	$253,260	$229,420
State income tax expense, net of federal tax effect	1,931	6,463	1,414
Foreign tax rate differential	(100,010)	(154,338)	(121,279)
Taiwan tax holiday benefit	(3,488)	(3,147)	(4,944)
Other foreign taxes less incentives and credits	(8,592)	5,947	(2,032)
Withholding Tax	16,969	21,039	7,073
Intercompany Restructuring	0	307,635	-
Net change in uncertain tax positions	21,246	(67,231)	(50,700)
U.S. federal domestic production activities deduction	(4,589)	(3,606)	(3,550)
U.S. federal research and development credit	(8,573)	(8,373)	(14,876)
Other, net	(2,450)	1,885	620
Income tax expense	$110,960	$359,534	$41,146

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure.  This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings.  As a result of the change in corporate structure, Garmin recorded tax expense of $307,635. Approximately $263,000 of this amount has been paid.  The remainder of the accrued tax is expected to be paid incrementally as the cash is repatriated.

The holding company statutory federal income tax rate in Switzerland, the Company's place of incorporation since the Redomestication effective June 27, 2010, is 7.83%.  If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2015 as presented above, the amounts related to tax at the statutory rate would be $154,000 lower, or $44,000, and the foreign tax rate differential would be adjusted by a similar amount to $52,000. For 2014, the amounts related to tax at the statutory rate would be approximately $197,000 lower, or $57,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $44,000. For 2013, the amount related to tax at the statutory rate would be approximately $178,000 lower, or $51,000, and the foreign tax differential would be reduced by a similar amount to approximately $64,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $403,242, $546,790, and $502,423, for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.02, $0.02, and $0.03 per weighted-average common share outstanding for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2017, at which time these tax benefits will likely expire.

Income taxes of $21,085, $20,606, and $307,990 at December 26, 2015, December 27, 2014, and December 28, 2013, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely. These balances decreased in 2014 as a result of the inter-company restructuring which reduced the amount of earnings reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 26,	December 27,
	2015	2014
Deferred tax assets:
Product warranty accruals	$2,990	$3,560
Allowance for doubtful accounts	10,323	9,111
Inventory reserves	10,904	8,161
Sales program allowances	1,783	1,081
Reserve for sales returns	1,457	-
Other accruals	10,799	11,058
Stock option compensation	35,360	38,265
Tax credit carryforwards	3,906	2,726
Amortization	20,005	21,595
Deferred revenue	32,809	43,644
Net operating losses of subsidiaries	5,228	12,456
Benefit related to uncertain tax positions	5,546	4,246
Other	4,106	3,485
Valuation allowance related to loss carryforward and tax credits	(2,781)	(11,358)
	142,435	148,030
Deferred tax liabilities:
Depreciation	18,029	16,192
Reserve for sales returns	-	419
Prepaid expenses	2,821	3,283
Book basis in excess of tax basis for acquired entities	1,307	2,099
Unrealized investment loss	3,198	6,384
Withholding tax	54,865	50,561
Other	1,907	2,448
	82,127	81,386
Net deferred tax assets	$60,308	$66,644

The stock options outstanding related to the deferred tax asset of $35,360 will begin to expire over the next several years. Given the exercise price of the options expiring over the next 12 months compared to the current market price it is possible that these options will expire unexercised, resulting in a potential write-off of $6,000 that would reduce the deferred tax asset and reduce equity.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet, which simplifies the presentation of deferred income taxes. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the Company elected to prospectively adopt the accounting standard as of December 26, 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

At December 26, 2015, the Company had $3,906 of tax credit carryover compared to $2,726 at December 27, 2014. The surtax credit carryover from 2013 of $52,618 was adjusted and subsequently fully utilized in 2014 upon the execution of the inter-company restructuring. In turn, the entire valuation allowance regarding the surtax credit was released.

At December 26, 2015, the Company had a deferred tax asset of $5,228 related to the future tax benefit on net operating loss (NOL) carryforwards of $19,580.  Included in the NOL carryforwards is $7,092 that relates to Spain and expires in varying amounts between 2022 and 2027, $338 that relates to Switzerland and expires in 2022, $4,238 related to the Netherlands and expires in varying amounts between 2017 and 2022, $1,317 that relates to Finland and expires in 2025, $1,300 that relates to the United States and expires in 2035, and $5,295 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 26, 2015 was $97,904.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 26, 2015, December 27, 2014, and December 28, 2013 is as follows:

	December 26,	December 27,	December 28,
	2015	2014	2013
Balance at beginning of year	$77,495	$133,015	$182,870
Additions based on tax positions related to prior years	89	2,889	2,668
Reductions based on tax positions related to prior years	(1,671)	(60,967)	(8,195)
Additions based on tax positions related to current period	29,019	39,115	30,262
Reductions related to settlements with tax authorities	(364)	(401)	(416)
Expiration of statute of limitations	(6,664)	(36,156)	(74,174)
Balance at end of year	$97,904	$77,495	$133,015

 Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The entire balance of net unrecognized benefits of $93,654, $74,205 and $125,918 are required to be classified as non-current at December 26, 2015, December 27, 2014, and December 28, 2013, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 26, 2015, December 27, 2014, and December 28, 2013, the Company had accrued approximately $2,479, $2,159, and $5,111, respectively, for interest.  The interest component of the reserve increased (decreased) income tax expense for the years ending December 26, 2015, December 27, 2014, and December 28, 2013 by $320, ($2,953), and ($3,111), respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years 2012 and prior.  The Company is no longer subject to Taiwan income tax examinations by tax authorities for years 2009 and prior.  The Company is no longer subject to United Kingdom tax examinations by tax authorities for years 2012 and prior. The Company is subject to Switzerland income tax examinations by tax authorities for years 2011 through 2015.

The Company recognized a reduction of income tax expense of $6,971, $83,006, and $74,217 in fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $5,000 to 10,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 26, 2015		December 27, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$833,070	$833,070	$1,196,268	$1,196,268
Restricted cash	259	259	308	308
Marketable securities	1,558,548	1,558,548	1,575,333	1,575,333

For certain of the Company’s financial instruments, including accounts receivable, loan receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8. Segment Information

The Company has identified five reportable segments for external reporting purposes – auto, aviation, marine, outdoor and fitness. There are two operating segments (auto PND and auto OEM) that are not reported separately but aggregated within the auto reportable segment. Each operating segment is individually reviewed and evaluated by the Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually.

All of the Company’s reportable segments offer products through the Company’s network of independent dealers and distributors as well as through OEMs. However, the nature of products and types of customers for the five reportable segments vary. The Company’s marine, auto, outdoor, and fitness segments include portable global positioning system (GPS) receivers and accessories sold primarily to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan. The Company’s aviation products are portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

The Company’s Chief Executive Officer has been identified as the CODM. In 2015, the measure of segment profit or loss used by the CODM to assess segment performance and allocate resources changed from income before income taxes to operating income. This change did not impact the measurement methods used to determine reported segment profit or loss in the years ended December 26, 2015 and December 27, 2014. Operating income represents net sales less costs of goods sold and operating expenses, including certain allocated general and administrative costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Revenues, gross profit, and operating income for each of the Company’s reportable segments are presented below:

	Reportable Segments
52-Weeks Ended December 26, 2015	Outdoor	Fitness	Marine	Auto	Aviation	Total

Net sales	$425,150	$661,599	$286,778	$1,048,125	$398,618	$2,820,270
Gross profit	259,889	366,139	158,493	459,469	294,714	1,538,704
Operating income	140,200	134,574	28,611	134,939	111,257	549,581

52-Weeks Ended December 27, 2014

Net sales	$427,555	$568,440	$248,371	$1,240,377	$385,915	$2,870,658
Gross profit	266,550	358,287	129,710	569,452	280,413	1,604,412
Operating income	151,055	190,682	26,232	215,679	106,978	690,626

52-Weeks Ended December 28, 2013

Net sales	$410,989	$356,283	$222,928	$1,302,314	$339,337	$2,631,851
Gross profit	262,529	222,925	115,091	565,083	241,672	1,407,300
Operating income	159,197	120,250	18,493	188,517	87,575	574,032

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 26, 2015, December 27, 2014 and December 28, 2013. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 26, 2015
Net sales to external customers (1)	$1,469,243	$337,888	$1,013,139	$2,820,270
Property and equipment, net	294,234	111,701	40,154	446,089
Net assets (2)	2,110,108	921,410	313,608	3,345,126

December 27, 2014
Net sales to external customers (1)	$1,538,322	$278,092	$1,054,244	$2,870,658
Property and equipment, net	269,858	111,464	49,565	430,887
Net assets (2)	2,142,624	939,852	320,891	3,403,367

December 28, 2013
Net sales to external customers (1)	$1,432,895	$243,056	$955,900	$2,631,851
Property and equipment, net	239,528	121,012	54,308	414,848
Net assets (2)	1,338,401	2,048,903	272,402	3,659,706

(1) The U.S. is the only country which constitutes greater than 10% of net sales to external customers.

(2) Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

9. Stock Compensation Plans

Accounting for Stock-Based Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for option/stock appreciation right (SAR) exercises, restricted stock unit (RSU) releases and employee stock purchase plan (ESPP) purchases.

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. In 2015, 2014, and 2013, 12,008, 7,120, and 11,484, restricted stock units were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012 vested or are vesting evenly over a period of five years, while RSUs granted on and after that date vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the achievement of certain revenue and profitability goals. During 2015, 2014, and 2013, 1,171,905, 425,347, and 413,978 RSUs were granted under the 2005 Plan. No SARs were granted under the 2005 Plan in 2015. During 2014 and 2013, 47,095 and 52,673 SARs were granted under the 2005 plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2015, 2014, or 2013.

2000 Non-employee Directors’ Option Plan

Also in October 2000, the stockholders adopted a stock option plan for non-employee directors (the “2000 Directors Plan”) providing for grants of options for up to 100,000 common shares. In 2009, the stockholders approved an additional 150,000 shares to the plan, making the total shares authorized under the plan 250,000. The term of each award is ten years. All awards vest evenly over a three-year period. Following the June 2011 approval of the 2011 Directors Plan, the Company will no longer issue options to purchase shares under this plan.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 29, 2012	$55.88	7,132
Granted	$49.07	52
Exercised	$26.85	(662)
Forfeited/Expired	$66.09	(283)
Outstanding at December 28, 2013	$58.44	6,239
Granted	$52.44	47
Exercised	$40.60	(1,430)
Forfeited/Expired	$80.49	(125)
Outstanding at December 27, 2014	$63.19	4,731
Granted		0
Exercised	$29.15	(474)
Forfeited/Expired	$70.58	(196)
Outstanding at December 26, 2015	$66.80	4,061
Exercisable at December 26, 2015	$67.23	3,970
Expected to vest after December 26, 2015	$47.92	91

Stock Options and SARs as of December 26, 2015
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$18.00 -$40.00	60	4.65	49
$40.01 - $60.00	1,998	1.86	1,918
$60.01 - $80.00	977	1.44	977
$80.01 - $100.00	3	1.96	3
$100.01 - $120.00	1,021	1.93	1,021
$120.01 - $140.00	2	1.76	2
	4,061	1.81	3,970

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 29, 2012	$30.06	1,460
Granted	$45.05	425
Released/Vested	$28.28	(579)
Cancelled	$30.63	(81)
Outstanding at December 28, 2013	$37.36	1,225
Granted	$48.73	432
Released/Vested	$36.00	(522)
Cancelled	$37.02	(47)
Outstanding at December 27, 2014	$42.55	1,088
Granted	$37.07	1,184
Released/Vested	$40.18	(562)
Cancelled	$42.02	(53)
Outstanding at December 26, 2015	$39.45	1,657

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 26, 2015 is 1.81 and 1.67 years, respectively. The weighted-average remaining contract life of restricted stock units at December 26, 2015 was 1.54 years.

The fair value of awards is determined at the date of grant using a Black-Scholes option pricing model. The fair value of RSUs is calculated using the closing price of the Company’s common stock on the date of grant, reduced by the present value of estimated dividends over the vesting period, which are not accrued. The fair value of stock options and SARs was calculated with the following weighted-average assumptions for 2014 and 2013. No options or SARs were granted in 2015.

	2014	2013
Weighted average grant date fair value of options granted	$12.42	$12.82
Expected volatility	0.3342	0.3746
Dividend yield	3.57%	3.86%
Expected life of options in years	6.8	6.8
Risk-free interest rate	1.9%	2.1%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2015, 2014, and 2013 was $23,351, $19,127, and $20,956, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 26, 2015 were $207 and $207, respectively. The aggregate intrinsic values of options and SARs exercised during 2015, 2014, and 2013 were $3,714, $18,885, and $13,114 respectively. The aggregate intrinsic value of RSUs outstanding at December 26, 2015 was $61,259. The aggregate intrinsic values of RSUs released during 2015, 2014, and 2013, were $20,787, $28,119, and $27,007 respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $36.98 on December 26, 2015. As of December 26, 2015, there was $52,590 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an ESPP. Up to 6,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in June 2015. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2015, 2014, and 2013, 488,753, 349,982, and 395,220, shares, respectively were purchased under the plan for a total purchase price of $16,789, $14,634, and $12,181, respectively. During 2015, 2014, and 2013, the purchases were issued from treasury shares. At December 26, 2015, approximately 2,000,628 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Numerator:
Numerator for basic and diluted net income per share - net income	$456,227	$364,211	$612,412

Denominator:
Denominator for basic net income per share – weighted-average common shares	190,631	193,106	195,411

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	476	1,059	928

Denominator for diluted net income per share – adjusted weighted-average common shares	191,107	194,165	196,339

Basic net income per share	$2.39	$1.89	$3.13

Diluted net income per share	$2.39	$1.88	$3.12

There were 4,087, 2,240 and 5,475 outstanding stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the fiscal years of 2015, 2014 and 2013, respectively, because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016.  Under the plan, the Company repurchased 3,148,901 shares using cash of $131,413 in fiscal 2015.

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2014.  Under the plan, the Company repurchased 1,376,500 shares using cash of $58,422 in fiscal 2013 and 4,369,360 shares using cash of $241,578 in fiscal 2014.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 26, 2015:

	Foreign Currency Translation Adjustment	Gross unrealized losses on available-for-sale securities-OTTI (1)	Net unrealized gains (losses) on available-for-sale securities- Other (2)	Total
Balance - beginning of period	$20,874	$(13,031)	$(5,272)	$2,571
Other comprehensive income before reclassification	(34,981)	7,754	(5,599)	(32,826)
Amounts reclassified from accumulated other comprehensive income	-	-	(173)	(173)
Net current-period other comprehensive income	(34,981)	7,754	(5,772)	(32,999)
Balance - end of period	$(14,107)	$(5,277)	$(11,044)	$(30,428)

(1) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(2) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 26, 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$54	Other income (expense)
	119	Income tax provision
	$173	Net of tax

13. Selected Quarterly Information (Unaudited)

	Fiscal Year Ended December 26, 2015
	Quarter Ending
	March 28	June 27	September 26	December 26

Net sales	$585,394	$773,830	$679,690	$781,358
Gross profit	344,122	419,250	362,190	413,143
Net income	66,793	137,753	119,299	132,383
Basic net income per share	$0.35	$0.72	$0.63	$0.70

	Fiscal Year Ended December 27, 2014
	Quarter Ending
	March 29	June 28	September 27	December 27

Net sales	$583,221	$777,848	$706,283	$803,306
Gross profit	330,834	444,485	398,246	430,848
Net income (loss)	118,818	181,983	(146,834)	210,245
Basic net income (loss) per share	$0.61	$0.94	$(0.76)	$1.10

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results (the table may not foot due to rounding).

14. Subsequent Events

On January 13, 2016, Garmin International, Inc. acquired PulsedLight, Inc., a privately-held designer of optical distance measurement technology based in Bend, Oregon. This acquisition was not material.

On February 11, 2016, Garmin Ltd. announced the signing of a purchase agreement to acquire DeLorme, a privately-held company that designs and markets consumer based satellite tracking devices with two-way communication and navigational capabilities based in Yarmouth, Maine. This acquisition is not expected to be material.

In 2016, the Company plans to move action camera related revenues and expenses from the Outdoor segment to the Auto segment allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The Company will recast 2014 and 2015 segment results on a quarterly basis for comparability purposes.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 26, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 26, 2015, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd. and Subsidiaries

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Garmin Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 26, 2015 of Garmin Ltd. and Subsidiaries and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 17, 2016

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 10, 2016 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

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

Equity Compensation Plan Information

The following table gives information as of December 26, 2015 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	5,717,171	$66.80	6,294,678
Equity compensation plans not approved by shareholders	-	-	-

Total	5,717,171	$66.80	6,294,678

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association of Garmin Ltd., as amended and restated on June 6, 2014 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2015).

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014(incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive
Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2010 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.39	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.41	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant's Proxy Statement on Schedule 14A filed on April 22, 2013).

10.42	Director and Officer Indemnification Agreement dated August 4, 2014 between Garmin Ltd. and each of Douglas G. Boessen, Dr. Donald H. Eller, Andrew R. Etkind, Joseph J. Hartnett, Charles W. Peffer, Dr. Min H. Kao, Clifton A. Pemble and Thomas P. Poberezny (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

10.43	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.44	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.45	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 16, 2014).

10.47	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 5, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2015).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 26, 2015:
Deducted from asset accounts
Allowance for doubtful accounts	$18,330	$(2,521)	-	$(2,004)	$13,805
Inventory reserve	37,135	23,257	-	(14,321)	46,071
Deferred tax asset valuation allowance	11,358	422	-	(8,999)	2,781
Total	$66,823	$21,158	-	$(25,324)	$62,657

Year Ended December 27, 2014:
Deducted from asset accounts
Allowance for doubtful accounts	$20,367	$66	-	$(2,103)	$18,330
Inventory reserve	28,381	25,903	-	(17,149)	37,135
Deferred tax asset valuation allowance	63,361	2,930	-	(54,933)	11,358
Total	$112,109	$28,899	-	$(74,185)	$66,823

Year Ended December 28, 2013:
Deducted from asset accounts
Allowance for doubtful accounts	$20,582	$1,553	-	$(1,768)	$20,367
Inventory reserve	26,105	20,891	-	(18,615)	28,381
Deferred tax asset valuation allowance	51,393	19,480	-	(7,512)	63,361
Total	$98,080	$41,924	-	$(27,895)	$112,109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 17, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2016.

/s/ Clifton A. Pemble
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Joseph J. Hartnett
Min H. Kao	Joseph J. Hartnett
Executive Chairman	Director

/s/Donald H. Eller	/s/ Thomas P. Poberezny
Donald H. Eller	Thomas P. Poberezny
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2015 Form 10-K Annual Report

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

