Form 10-Q
period 2016-03-26
GARMIN LTD
filed 2016-04-27
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

or

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

Number of shares outstanding of the registrant’s common shares as of April 25, 2016

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 26, 2016

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	Mar 26,	Dec 26,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$857,679	$833,070
Marketable securities	198,147	215,161
Accounts receivable, net	408,283	531,481
Inventories, net	517,767	500,554
Deferred costs	50,861	49,176
Prepaid expenses and other current assets	96,396	81,645
Total current assets	2,129,133	2,211,087

Property and equipment, net	448,967	446,089

Marketable securities	1,279,799	1,343,387
Restricted cash	261	259
Noncurrent deferred income tax	117,467	116,518
Noncurrent deferred costs	39,663	38,769
Intangible assets, net	306,303	245,552
Other assets	88,731	97,730
Total assets	$4,410,324	$4,499,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$137,162	$178,905
Salaries and benefits payable	75,862	70,601
Accrued warranty costs	31,407	30,449
Accrued sales program costs	49,236	67,613
Deferred revenue	154,965	164,982
Accrued royalty costs	25,737	30,310
Accrued advertising expense	20,185	33,547
Other accrued expenses	75,217	74,926
Income taxes payable	14,524	21,674
Dividend payable	96,425	192,991
Total current liabilities	680,720	865,998

Deferred income taxes	60,915	56,210
Non-current income taxes	103,035	101,689
Non-current deferred revenue	126,731	128,731
Other liabilities	1,676	1,637

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 189,193 shares outstanding at March 26, 2016 and 189,722 shares outstanding at December 26, 2015	1,797,435	1,797,435
Additional paid-in capital	70,413	62,239
Treasury stock	(434,346)	(414,637)
Retained earnings	2,018,609	1,930,517
Accumulated other comprehensive income	(14,864)	(30,428)
Total stockholders' equity	3,437,247	3,345,126
Total liabilities and stockholders' equity	$4,410,324	$4,499,391

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	Mar 26,	Mar 28,
	2016	2015
Net sales	$624,040	$585,394

Cost of goods sold	284,190	241,272

Gross profit	339,850	344,122

Advertising expense	32,233	27,672
Selling, general and administrative expense	95,610	98,750
Research and development expense	108,204	106,002
Total operating expense	236,047	232,424

Operating income	103,803	111,698

Other income (expense):
Interest income	7,428	8,024
Foreign currency (losses)	(4,839)	(44,264)
Other income	1,155	738
Total other income (expense)	3,744	(35,502)

Income before income taxes	107,547	76,196

Income tax provision	19,455	9,403

Net income	$88,092	$66,793

Net income per share:
Basic	$0.46	$0.35
Diluted	$0.46	$0.35

Weighted average common shares outstanding:
Basic	189,497	191,762
Diluted	189,651	192,341

See accompanying notes.

4

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	Mar 26,	Mar 28,
	2016	2015
Net income	$88,092	$66,793
Foreign currency translation adjustment	6,266	2,755
Change in fair value of available-for-sale marketable securities, net of deferred taxes	9,299	11,249
Comprehensive income	$103,657	$80,797

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	Mar 26,	Mar 28,
	2016	2015
Operating Activities:
Net income	$88,092	$66,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,078	12,280
Amortization	7,115	6,584
Loss on sale or disposal of property and equipment	38	24
Provision for doubtful accounts	285	(1,080)
Deferred income taxes	3,906	(3,647)
Unrealized foreign currency (gain) loss	(5,412)	47,877
Provision for obsolete and slow moving inventories	8,026	4,344
Stock compensation expense	8,172	7,769
Realized gain on marketable securities	(452)	(340)
Changes in operating assets and liabilities:
Accounts receivable	130,036	129,448
Inventories	(18,873)	(56,897)
Other current and non-current assets	(3,937)	(11,537)
Accounts payable	(45,515)	(25,957)
Other current and non-current liabilities	(31,606)	(73,408)
Deferred revenue	(12,337)	(29,870)
Deferred cost	(2,496)	6,470
Income taxes payable	(8,733)	2,802
Net cash provided by operating activities	129,387	81,655

Investing activities:
Purchases of property and equipment	(13,908)	(18,143)
Proceeds from sale of property and equipment	-	664
Purchase of intangible assets	(1,716)	(717)
Purchase of marketable securities	(151,070)	(254,741)
Redemption of marketable securities	237,464	308,751
Change in restricted cash	(2)	(5)
Acquisitions, net of cash acquired	(62,137)	(12,632)
Net cash provided by investing activities	8,631	23,177

Financing activities:
Dividends paid	(96,566)	(91,964)
Purchase of treasury stock under share repurchase plan	(19,796)	(16,260)
Purchase of treasury stock related to equity awards	(16)	(89)
Proceeds from issuance of treasury stock related to equity awards	103	246
Tax benefit from issuance of equity awards	2	399
Net cash used in financing activities	(116,273)	(107,668)

Effect of exchange rate changes on cash and cash equivalents	2,864	(22,044)

Net increase (decrease) in cash and cash equivalents	24,609	(24,880)
Cash and cash equivalents at beginning of period	833,070	1,196,268
Cash and cash equivalents at end of period	$857,679	$1,171,388

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 26, 2016

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 26, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 26, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended March 26, 2016 and March 28, 2015 both contain operating results for 13 weeks.

2.	Inventories

The components of inventories consist of the following:

	March 26,	December 26,
	2016	2015

Raw materials	$195,441	$203,173
Work-in-process	75,957	69,690
Finished goods	295,117	273,762
Inventory reserves	(48,748)	(46,071)
Inventory, net of reserves	$517,767	$500,554

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 26,	March 28,
	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$88,092	$66,793

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,497	191,762

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	154	579

Denominator for diluted net income per share – adjusted weighted-average common shares	189,651	192,341

Basic net income per share	$0.46	$0.35

Diluted net income per share	$0.46	$0.35

There were 4,295 and 2,229 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended March 26, 2016 and March 28, 2015, respectively.

There were 2 and 37 shares issued as a result of exercises and releases of equity awards for the 13-week periods ended March 26, 2016 and March 28, 2015, respectively.

4.	Segment Information

The Company has identified five reportable segments – Auto, Aviation, Marine, Outdoor and Fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales, gross profit, and operating income for each of the Company’s reportable segments are presented below. In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks ended March 28, 2015 have been recast to conform to the current year presentation.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended March 26, 2016

Net sales	$96,827	$142,418	$82,880	$195,599	$106,316	$624,040
Gross profit	$58,932	$72,294	$44,149	$86,144	$78,331	$339,850
Operating income	$27,885	$16,573	$10,293	$18,566	$30,486	$103,803

13-Weeks Ended March 28, 2015

Net sales	$72,815	$130,994	$64,297	$219,226	$98,062	$585,394
Gross profit	$49,064	$83,075	$35,513	$104,959	$71,511	$344,122
Operating income	$23,770	$34,638	$4,566	$22,544	$26,180	$111,698

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended March 26, 2016 and March 28, 2015. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 26, 2016
Net sales to external customers	$317,957	$80,355	$225,728	$624,040
Property and equipment, net	$297,033	$112,115	$39,819	$448,967

March 28, 2015
Net sales to external customers	$305,261	$71,782	$208,351	$585,394
Property and equipment, net	$276,605	$111,544	$47,955	$436,104

5.	Warranty Reserves

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

	13-Weeks Ended
	March 26,	March 28,
	2016	2015

Balance - beginning of the period	$30,449	$27,609
Accrual for products sold	12,452	6,742
Expenditures	(11,494)	(10,485)
Balance - end of the period	$31,407	$23,866

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of March 26, 2016 was approximately $273,124. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended March 26, 2016. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended March 26, 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.	Income Taxes

The Company’s income tax expense increased from $9,403 to $19,455 for the 13-week period ended March 26, 2016, compared to the 13-week period ended March 28, 2015.  The effective tax rate was 18.1% in the first quarter of 2016, compared to 12.3% in the first quarter of 2015.  The increase in effective tax rate compared to the first quarter 2015 resulted from the reduced income projection for 2016, which negatively impacts our income mix by jurisdiction. Additionally, the favorable release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits decreased by $1,514 compared to the first quarter of 2015. The increase in the effective tax rate was partially offset as a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the first quarter of 2015.

8.	Marketable Securities

The Financial Accounting Standards Board ("FASB") ASC topic entitled Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 26, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$26,688	$-	$26,688	$-
Agency securities	166,716	-	166,716	-
Mortgage-backed securities	299,413	-	299,413	-
Corporate securities	687,534	-	687,534	-
Municipal securities	218,589	-	218,589	-
Other	79,006		79,006
Total	$1,477,946	$-	$1,477,946	$-

	Fair Value Measurements as of December 26, 2015
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,731	-	$27,731	$-
Agency securities	208,631	-	208,631	-
Mortgage-backed securities	370,232	-	370,232	-
Corporate securities	648,590	-	648,590	-
Municipal securities	223,562	-	223,562	-
Other	79,802		79,802
Total	$1,558,548	$-	$1,558,548	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other (2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$26,491	$200	$-	$(3)	$26,688
Agency securities	167,604	95	(914)	(69)	166,716
Mortgage-backed securities	302,047	261	(726)	(2,169)	299,413
Corporate securities	692,034	1,008	(1,032)	(4,476)	687,534
Municipal securities	218,079	990	(1)	(479)	218,589
Other	79,047	4	(12)	(33)	79,006
Total	$1,485,302	$2,558	$(2,685)	$(7,229)	$1,477,946

	Available-For-Sale Securities as of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,772	$27	$-	$(68)	$27,731
Agency securities	211,248	105	(2,409)	(313)	208,631
Mortgage-backed securities	376,801	191	(1,210)	(5,550)	370,232
Corporate securities	656,447	179	(1,635)	(6,401)	648,590
Municipal securities	223,991	636	(9)	(1,056)	223,562
Other	79,853	4	(14)	(41)	79,802
Total	$1,576,112	$1,142	$(5,277)	$(13,429)	$1,558,548

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

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

 The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2015 and the 13-week period ending March 26, 2016, the Company did not record any material impairment charges on its outstanding securities.

 The amortized cost and estimated fair value of the securities at an unrealized loss position at March 26, 2016 were $977,633 and $967,719, respectively. Approximately 48.8% of securities in the Company’s portfolio were at an unrealized loss position at March 26, 2016. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other-than-temporary credit losses because there has been no deterioration in credit quality and no change in the cash flows of the underlying securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities; therefore, no impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following table displays additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position:

	As of March 26, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$6,506	$-	$-
Agency securities	(209)	81,728	(774)	46,326
Mortgage-backed securities	(1,242)	153,245	(1,653)	97,584
Corporate securities	(3,635)	420,492	(1,873)	73,627
Municipal securities	(334)	49,812	(146)	11,454
Other	(23)	12,221	(22)	14,724
Total	(5,446)	$724,004	$(4,468)	$243,715

	As of December 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(68)	$22,184	$-	$-
Agency securities	(691)	117,803	(2,031)	69,418
Mortgage-backed securities	(4,571)	263,735	(2,189)	83,722
Corporate securities	(6,719)	521,731	(1,317)	50,374
Municipal securities	(1,035)	116,033	(30)	6,557
Other	(29)	14,666	(26)	14,927
Total	$(13,113)	$1,056,152	$(5,593)	$224,998

The amortized cost and estimated fair value of marketable securities at March 26, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$198,169	$198,147
Due after one year through five years	1,103,644	1,098,731
Due after five years through ten years	136,298	134,646
Due after ten years	47,191	46,422
	$1,485,302	$1,477,946

9.	Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on business and market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.  As of March 26, 2016, the Company had repurchased 3,679 shares using cash of $151,209.  There remains approximately $148,791 available to repurchase additional shares under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 26, 2016:

	13-Weeks Ended March 26, 2016

	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI(3)	Net unrealized gains (losses) on available- for-sale securities- Other(4)	Total
Balance - beginning of period	$(14,107)	$(5,277)	$(11,044)	$(30,428)
Other comprehensive income before reclassification	6,266	2,592	7,017	15,875
Amounts reclassified from accumulated other comprehensive income	-	-	(311)	(311)
Net current-period other comprehensive income	6,266	2,592	6,706	15,564
Balance - end of period	$(7,841)	$(2,685)	$(4,338)	$(14,864)

(3) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(4) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 26, 2016:

Reclassifications Out of Accumulated Other Comprehensive Income

13-Weeks Ended March 28, 2016

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$452	Other income (expense)
	(141)	Income tax (provision) benefit
	$311	Net of tax

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard may be applied retrospectively to each prior period presented or in a modified retrospective approach in which the cumulative effect will be recognized as of the date of adoption. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (“ASU 2015-14”), which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net) in the new revenue recognition standard. The Company is currently evaluating the impact of adopting the new revenue standards on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The standard includes provisions addressing income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	March 26, 2016	March 28, 2015

Net sales	100%	100%
Cost of goods sold	46%	41%
Gross profit	54%	59%
Advertising	5%	5%
Selling, general and administrative	15%	17%
Research and development	17%	18%
Total operating expenses	38%	40%
Operating income	17%	19%
Other income (expense), net	1%	-6%
Income before income taxes	17%	13%
Provision for income taxes	3%	2%
Net income	14%	11%

The Company manages its operations in five segments: outdoor, fitness, marine, auto, and aviation, and each of its segments employs the same accounting policies. Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The segment table located in Note 4 sets forth the Company’s results of operations (in thousands) including net sales, gross profit, and operating income for each of the Company’s five segments during the periods shown. For each line item in the table, the total of the outdoor, fitness, marine, auto, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks ended March 28, 2015 have been recast to conform to the current year presentation.

Comparison of 13-Weeks Ended March 26, 2016 and March 28, 2015

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$96,827	16%	$72,815	12%	$24,012	33%
Fitness	142,418	23%	130,994	22%	11,423	9%
Marine	82,880	13%	64,297	11%	18,583	29%
Auto	195,599	31%	219,226	37%	(23,627)	-11%
Aviation	106,316	17%	98,062	17%	8,254	8%
Total	$624,040	100%	$585,394	100%	$38,645	7%

Net sales increased 7% for the 13-week period ended March 26, 2016 when compared to the year-ago quarter. All segments, excluding auto, grew in the quarter. Auto revenue remains the largest portion of our revenue mix at 31% in the first quarter of 2016 compared to 37% in the first quarter of 2015.

Total unit sales increased to 3,316 in the first quarter of 2016 from 3,044 in the same period of 2015.

Auto segment revenue decreased 11% from the year-ago quarter, as personal navigation device (PND) volumes continued to decline and due to the reduced contribution of amortization of previously deferred revenue in the first quarter of 2016 compared to first quarter 2015. Revenue in our outdoor segment experienced robust growth of 33% driven by growth in wearable and dog categories. Revenue in our marine segment increased 29% as new products, which garner higher average selling prices (ASPs), led to improved demand and market share gains. Fitness revenue grew 9% due to strong growth of newly introduced products. Aviation revenue increased 8% from the year-ago quarter due to contributions in both OEM and aftermarket.

Cost of Goods Sold

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$37,895	39%	$23,751	33%	$14,143	60%
Fitness	70,124	49%	47,919	37%	22,205	46%
Marine	38,731	47%	28,784	45%	9,947	35%
Auto	109,455	56%	114,267	52%	(4,812)	-4%
Aviation	27,985	26%	26,551	27%	1,434	5%
Total	$284,190	46%	$241,272	41%	$42,919	18%

Cost of goods sold increased 500 basis points as a percentage of revenue from the year ago quarter with increases in all segments that posted revenue growth with a slightly offsetting decline in auto, while increasing 18% in absolute dollars.

In the auto segment, the 400 basis point cost of goods sold increase reflects lower PND shipments and product mix shift toward lower margin software-focused OEM solutions.  Cost of goods as a percentage of revenue for fitness was negatively impacted by product mix shifts to high volume, lower ASP activity trackers. In the outdoor segment, the increase in cost of goods sold reflects product mix shift toward higher cost per unit products. In the marine segment, the cost of goods sold increase reflects the product mix shift toward higher cost per unit products while in the aviation segment product mix resulted in decreased cost of goods sold as a percent of revenue.

Gross Profit

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$58,932	61%	$49,064	67%	$9,868	20%
Fitness	72,294	51%	83,075	63%	(10,781)	-13%
Marine	44,149	53%	35,513	55%	8,635	24%
Auto	86,144	44%	104,959	48%	(18,815)	-18%
Aviation	78,331	74%	71,511	73%	6,819	10%
Total	$339,850	54%	$344,122	59%	$(4,271)	-1%

Gross profit dollars in the first quarter of 2016 decreased 1% while gross profit margin decreased 400 basis points compared to the first quarter of 2015. Fitness, outdoor, marine and auto suffered gross margin decline, as discussed above. Aviation margins increased slightly, as discussed above.

Advertising Expense

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,158	5%	$4,151	6%	$1,008	24%
Fitness	14,852	10%	11,170	9%	3,682	33%
Marine	4,603	6%	3,763	6%	839	22%
Auto	6,165	3%	7,225	3%	(1,060)	-15%
Aviation	1,455	1%	1,363	1%	92	7%
Total	$32,233	5%	$27,672	5%	$4,560	16%

Advertising expense increased 16% in absolute dollars and were flat year-over-year as a percent of revenue. The increase in absolute dollars primarily occurred in fitness and outdoor with increased media spend and cooperative advertising. This increase was partially offset by decreased spending in auto due to reduced cooperative advertising associated with lower volumes.

Selling, General and Administrative Expense

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$15,971	16%	$12,665	17%	$3,306	26%
Fitness	26,051	18%	25,082	19%	968	4%
Marine	16,082	19%	13,979	22%	2,103	15%
Auto	30,790	16%	40,746	19%	(9,956)	-24%
Aviation	6,716	6%	6,278	6%	438	7%
Total	$95,610	15%	$98,750	17%	($3,139)	-3%

Selling, general and administrative expense decreased 3% in absolute dollars and 200 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar decrease is related to less litigation related costs compared to the year ago period. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$9,918	10%	$8,478	12%	$1,440	17%
Fitness	14,818	10%	12,185	9%	2,632	22%
Marine	13,171	16%	13,205	21%	(35)	0%
Auto	30,623	16%	34,444	16%	(3,822)	-11%
Aviation	39,674	37%	37,690	38%	1,984	5%
Total	$108,204	17%	$106,002	18%	$2,202	2%

Research and development expense increased 2% due to ongoing development activities for new products. In absolute dollars, research and development costs increased $2.2 million when compared with the year-ago quarter but decreased as a percent of revenue by 100 basis points. Our research and development spending is focused on creating new products, new product categories, and new markets through innovation and clear differentiators from our competition.

Operating Income

	13-weeks ended March 26, 2016		13-weeks ended March 28, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$27,885	29%	$23,770	33%	$4,114	17%
Fitness	16,573	12%	34,638	26%	(18,064)	-52%
Marine	10,293	12%	4,566	7%	5,728	125%
Auto	18,566	9%	22,544	10%	(3,976)	-18%
Aviation	30,486	29%	26,180	27%	4,304	16%
Total	$103,803	17%	$111,698	19%	$(7,896)	-7%

Operating income decreased 7% in absolute dollars and 200 basis points as a percent of revenue when compared to the first quarter of 2015. Revenue growth, declines in the gross margin percentage, as discussed above, coupled with increases in advertising and research and development, contributed to the decline.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 26, 2016	March 28, 2015
Interest Income	$7,428	$8,024
Foreign Currency gains (losses)	$(4,839)	(44,264)
Other	$1,155	738
Total	$3,744	$(35,502)

The average return on cash and investments during the first quarter of 2016 was 1.3% compared to 1.2% during the same quarter of 2015. Lower interest income in the first quarter of 2016, as compared to the same period of 2015, is due to reduced cash balances in the current period.

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

The $4.8 million currency loss in the first quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar. During the first quarter of 2016, the U.S. Dollar weakened 1.0% against the Taiwan Dollar, resulting in a loss of $6.6 million. This was partially offset by the U.S. Dollar also weakening 1.7% against the Euro, resulting in a gain of $1.1 million. The remaining net currency gain of $0.7 million is related to other currencies and timing of transactions.

The majority of the $44.3 million currency loss in the first quarter of 2015 was due to the strengthening of the U.S. Dollar against the Euro in congruence with the U.S. Dollar weakening against the Taiwan Dollar. During the first quarter of 2015, the U.S. Dollar strengthened 10.8% compared to the Euro resulting in a loss of $31.0 million while the U.S. Dollar weakened against the Taiwan Dollar 1.9% resulting in a loss of $14.0 million. The remaining net currency gain of $0.7 million is related to other currencies and timing of transactions.

Income Tax Provision

The Company’s income tax expense increased from $9.4 million to $19.5 million for the 13-week period ended March 26, 2016, compared to the 13-week period ended March 28, 2015.  The effective tax rate was 18.1% in the first quarter of 2016, compared to 12.3% in the first quarter of 2015.  The increase in effective tax rate compared to the first quarter 2015 resulted from the reduced income projection for 2016, which negatively impacts our income mix by jurisdiction. Additionally, the favorable release of uncertain tax position reserves due to expiration of certain statutes of limitations or completion of tax audits decreased by $1.5 million compared to the first quarter of 2015. The increase in the effective tax rate was partially offset as a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the first quarter of 2015.

Net Income

As a result of the above, net income increased by $21.3 million for the 13-week period ended March 26, 2016 to $88.1 million compared to $66.8 million for the 13-week period ended March 28, 2015.

Liquidity and Capital Resources

Operating Activities

	13-Weeks Ended
	Mar 26,	Mar 28,
(In thousands)	2016	2015
Net cash provided by operating activities	$129,387	$81,655

The $47.7 million increase in cash provided by operating activities in the first quarter of 2016 compared to first quarter of 2015 was primarily due to the following:

•	other current and noncurrent liabilities providing $41.8 million more cash primarily due to the timing of payments for royalties
•	inventories and related provisions for obsolete and slow moving inventories providing $41.7 million more cash primarily due to reduced purchases of raw materials and
•	net income increasing $21.3 million as discussed in the Results of Operations above

Partially offset by:

•	the $53.3 million impact of decreasing unrealized foreign currency losses due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above
•	accounts payable providing $19.5 million less cash due to the timing of disbursements and
•	the impact of income tax payable providing $11.5 million less cash due to the timing of disbursements

Investing Activities

	13-Weeks Ended
	Mar 26,	Mar 28,
(In thousands)	2016	2015
Net cash provided by investing activities	$8,631	$23,177

The $14.6 million decrease in cash provided by investing activities in first quarter of 2016 compared to first quarter of 2015 was primarily due to the following:

•	increased cash payments for acquisitions of $49.5 million

Partially offset by:

•	increased net redemptions of marketable securities of $32.4 million

It is management’s goal to invest the on-hand cash consistent with Garmin’s investment policy, which has been approved by the Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first quarter of 2016 and 2015 were approximately 1.3% and 1.2%, respectively.

Financing Activities

	13-Weeks Ended
	Mar 26,	Mar 28,
(In thousands)	2016	2015
Net cash used in financing activities	$(116,273)	$(107,668)

The $8.6 million increase in cash used in financing activities in first quarter of 2016 compared to first quarter of 2015 was primarily due to the following:

•	increased dividend payments of $4.6 million due to the increase of our year-over-year dividend rate and
•	increased purchases of treasury stock of $3.5 million under a share repurchase authorization

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes during the 13-week period ended March 26, 2016 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 26, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 26, 2016 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

Brian Meyers, on behalf of himself and all others similarly situated, v. Garmin International, Inc. Garmin USA, Inc. and Garmin Ltd.

On March 30, 2016, the court denied the plaintiff’s motion for class certification, granted summary judgment in favor of Garmin and dismissed the lawsuit.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On March 4, 2016 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Garmin International, Inc. and Garmin USA, Inc. (collectively, “Garmin”) alleging infringement of  U.S. Patents 9,223,022 (“the ’022 patent”) and 9,244,168 (“the ’168 patent”). On April 1, 2016 Garmin filed its answer asserting that each asserted claim of the ‘022 and ‘168 patents is invalid and/or not infringed and that the ‘022 and ‘168 patents are unenforceable due to inequitable conduct by Navico’s representatives during the prosecution of these patents. On April 1, 2016 Garmin also filed a motion to transfer this action to the United States District Court for the Northern District of Oklahoma. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Pioneer Corporation v. Iiyonet Inc.

On February 16, 2016 the eighth round of oral arguments was held before the Tokyo District Court. The court has scheduled a ninth and final round of oral arguments to take place on May 12, 2016. On April 8, 2016, the Japanese Patent Office issued a Trial Decision finding that Pioneer’s asserted claims, as amended, are valid.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes during the 13-week period ended March 26, 2016 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the first quarter of fiscal 2016:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approx. Dollar Value of Shares in thousands) That may yet be Purchased Under the Plans or Program

December 27, 2015 - January 23, 2016	135,007	$34.08	135,007	$163,986
January 24, 2016- February 20, 2016	121,589	$35.00	121,589	$159,731
February 21, 2016 - March 26, 2016	273,759	$39.96	273,759	$148,791

Total	530,355	$37.33	530,355	$148,791

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

	By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 27, 2016

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

