Form 10-Q
period 2016-06-25
GARMIN LTD
filed 2016-07-27
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

or

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

Number of shares outstanding of the registrant’s common shares as of July 25, 2016

CHF 10.00 par value:  208,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 25, 2016

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	June 25,	December 26,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$801,464	$833,070
Marketable securities	252,253	215,161
Accounts receivable, net	510,309	531,481
Inventories, net	508,161	500,554
Deferred costs	46,552	49,176
Prepaid expenses and other current assets	93,848	81,645
Total current assets	2,212,587	2,211,087

Property and equipment, net	450,654	446,089

Marketable securities	1,306,159	1,343,387
Restricted cash	257	259
Noncurrent deferred income tax	118,320	116,518
Noncurrent deferred costs	47,535	38,769
Intangible assets, net	303,348	245,552
Other assets	88,723	97,730
Total assets	$4,527,583	$4,499,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$151,904	$178,905
Salaries and benefits payable	68,067	70,601
Accrued warranty costs	34,670	30,449
Accrued sales program costs	49,538	67,613
Deferred revenue	150,587	164,982
Accrued royalty costs	44,213	30,310
Accrued advertising expense	24,534	33,547
Other accrued expenses	77,442	74,926
Income taxes payable	24,714	21,674
Dividend payable	384,760	192,991
Total current liabilities	1,010,429	865,998

Deferred income taxes	54,633	56,210
Non-current income taxes	111,664	101,689
Non-current deferred revenue	130,342	128,731
Other liabilities	1,680	1,637

Stockholders' equity:
Shares, CHF 10 par value, 208,077 shares authorized and issued; 188,877 shares outstanding at June 25, 2016 and 189,722 shares outstanding at December 26, 2015	1,797,435	1,797,435
Additional paid-in capital	73,279	62,239
Treasury stock	(445,268)	(414,637)
Retained earnings	1,794,792	1,930,517
Accumulated other comprehensive income	(1,403)	(30,428)
Total stockholders' equity	3,218,835	3,345,126
Total liabilities and stockholders' equity	$4,527,583	$4,499,391

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net sales	$811,609	$773,830	$1,435,648	$1,359,224

Cost of goods sold	348,651	354,580	632,840	595,852

Gross profit	462,958	419,250	802,808	763,372

Advertising expense	44,252	45,794	76,485	73,466
Selling, general and administrative expense	103,677	97,552	199,287	196,302
Research and development expense	114,355	109,240	222,559	215,242
Total operating expense	262,284	252,586	498,331	485,010

Operating income	200,674	166,664	304,477	278,362

Other income (expense):
Interest income	8,455	7,420	15,883	15,444
Foreign currency (losses)	(5,743)	(487)	(10,582)	(44,751)
Other income (loss)	415	(39)	1,570	698
Total other income (expense)	3,127	6,894	6,871	(28,609)

Income before income taxes	203,801	173,558	311,348	249,753

Income tax provision	42,737	35,805	62,193	45,208

Net income	$161,064	$137,753	$249,155	$204,545

Net income per share:
Basic	$0.85	$0.72	$1.32	$1.07
Diluted	$0.85	$0.72	$1.31	$1.07

Weighted average common shares outstanding:
Basic	188,892	191,101	189,195	191,432
Diluted	189,356	191,600	189,491	191,939

Dividends declared per share	$2.04	$2.04	$2.04	$2.04

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net income	$161,064	$137,753	$249,155	$204,545
Foreign currency translation adjustment	5,896	17,716	12,162	20,471
Change in fair value of available-for-sale marketable securities, net of deferred taxes	7,565	(10,216)	16,864	1,033
Comprehensive income	$174,525	$145,253	$278,181	$226,049

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 25,	June 27,
	2016	2015
Operating Activities:
Net income	$249,155	$204,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,657	24,915
Amortization	14,852	13,215
Loss on sale or disposal of property and equipment	64	420
Provision for doubtful accounts	1,548	(1,499)
Deferred income taxes	(6,074)	(9,325)
Unrealized foreign currency loss	3,198	59,046
Provision for obsolete and slow moving inventories	15,892	6,569
Stock compensation expense	19,507	14,742
Realized gain on marketable securities	(188)	(364)
Changes in operating assets and liabilities:
Accounts receivable	24,415	60,016
Inventories	(16,672)	(45,635)
Other current and non-current assets	(865)	(74,725)
Accounts payable	(32,291)	(7,084)
Other current and non-current liabilities	(10,806)	(53,808)
Deferred revenue	(13,066)	(38,836)
Deferred cost	(6,089)	6,892
Income taxes payable	10,135	(174,788)
Net cash provided by (used in) operating activities	279,372	(15,704)

Investing activities:
Purchases of property and equipment	(28,614)	(39,732)
Proceeds from sale of property and equipment	-	665
Purchase of intangible assets	(2,831)	(1,939)
Purchase of marketable securities	(457,433)	(480,090)
Redemption of marketable securities	466,526	540,785
Change in restricted cash	2	29
Acquisitions, net of cash acquired	(62,137)	(12,632)
Net cash (used in) provided by investing activities	(84,487)	7,086

Financing activities:
Dividends paid	(193,111)	(183,925)
Purchase of treasury stock under share repurchase plan	(45,097)	(57,295)
Purchase of treasury stock related to equity awards	(173)	(240)
Proceeds from issuance of treasury stock related to equity awards	8,970	8,560
Tax benefit from issuance of equity awards	2	1,239
Net cash used in financing activities	(229,409)	(231,661)

Effect of exchange rate changes on cash and cash equivalents	2,918	(17,806)

Net decrease in cash and cash equivalents	(31,606)	(258,085)
Cash and cash equivalents at beginning of period	833,070	1,196,268
Cash and cash equivalents at end of period	$801,464	$938,183

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 25, 2016

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 25, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 25, 2016 and June 27, 2015 both contain operating results for 13 weeks. The Company’s fiscal quarter and year ending December 31, 2016 will contain operating results for 14 weeks and 53 weeks, respectively.

At the Company’s Annual General Meeting on June 10, 2016, the Company’s shareholders approved the cancellation of 10,000 registered shares of the Company held by the Company (the “Formation Shares”) and the reduction in par value of each share of the Company from CHF 10 to CHF 0.10 and the amendment of the Company’s Articles of Association to effect a corresponding share capital reduction. The Company expects to complete the cancellation of the Formation Shares and the reduction in par value of each share and the corresponding reduction of the Company’s issued share capital by the end of the third quarter of 2016.

2.	Inventories

The components of inventories consist of the following:

	June 25,	December 26,
	2016	2015

Raw materials	$167,889	$203,173
Work-in-process	75,985	69,690
Finished goods	309,898	273,762
Inventory reserves	(45,611)	(46,071)
Inventory, net of reserves	$508,161	$500,554

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 25,	June 27,
	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$161,064	$137,753

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,892	191,101

Effect of dilutive securities –
stock options, stock appreciation rights and restricted stock units	464	499

Denominator for diluted net income per share – adjusted weighted-average common shares	189,356	191,600

Basic net income per share	$0.85	$0.72

Diluted net income per share	$0.85	$0.72

	26-Weeks Ended
	June 25,	June 27,
	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$249,155	$204,545

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,195	191,432

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	296	507

Denominator for diluted net income per share – adjusted weighted-average common shares	189,491	191,939

Basic net income per share	$1.32	$1.07

Diluted net income per share	$1.31	$1.07

There were 3,873 and 3,558 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended June 25, 2016 and June 27, 2015, respectively.

There were 4,231 and 3,598 anti-dilutive equity awards outstanding during the 26-week periods ended June 25, 2016 and June 27, 2015, respectively.

There were 11 and 91 shares issued as a result of exercises and releases of equity awards for the 13-week periods ended June 25, 2016 and June 27, 2015, respectively.

There were 13 and 128 shares issued as a result of exercises and releases of equity awards for the 26-week periods ended June 25, 2016 and June 27, 2015, respectively.

There were 285 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 25, 2016.

There were 214 ESPP shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 27, 2015.

4.	Segment Information

The Company has identified five reportable segments – Auto, Aviation, Marine, Outdoor and Fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales, gross profit, and operating income for each of the Company’s reportable segments are presented below. In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks and 26-weeks ended June 27, 2015 have been recast to conform to the current year presentation.

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended June 25, 2016

Net sales	$133,096	$212,855	$111,599	$245,728	$108,331	$811,609
Gross profit	$85,224	$119,805	$64,515	$112,988	$80,426	$462,958
Operating income	$48,565	$53,074	$28,548	$39,623	$30,864	$200,674

13-Weeks Ended June 27, 2015

Net sales	$108,621	$158,649	$103,713	$300,581	$102,266	$773,830
Gross profit	$66,019	$88,458	$58,577	$131,933	$74,263	$419,250
Operating income	$37,201	$33,070	$23,901	$45,087	$27,405	$166,664

26-Weeks Ended June 25, 2016

Net sales	$229,923	$355,273	$194,479	$441,326	$214,647	$1,435,648
Gross profit	$144,155	$192,100	$108,664	$199,131	$158,758	$802,808
Operating income	$76,450	$69,647	$38,840	$58,190	$61,350	$304,477

26-Weeks Ended June 27, 2015

Net sales	$181,436	$289,644	$168,010	$519,807	$200,327	$1,359,224
Gross profit	$115,084	$171,534	$94,090	$236,891	$145,773	$763,372
Operating income	$60,730	$67,709	$28,468	$67,870	$53,585	$278,362

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended June 25, 2016 and June 27, 2015. Note that APAC includes Asia Pacific and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
June 25, 2016
Net sales to external customers	$724,974	$175,226	$535,448	$1,435,648
Property and equipment, net	$297,609	$113,295	$39,750	$450,654

June 27, 2015
Net sales to external customers	$722,317	$154,102	$482,805	$1,359,224
Property and equipment, net	$287,171	$110,524	$47,977	$445,672

5.	Warranty Reserves

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

	13-Weeks Ended
	June 25,	June 27,
	2016	2015

Balance - beginning of period	$31,407	$23,866
Accrual for products sold during the period	17,860	10,348
Expenditures	(14,597)	(8,113)
Balance - end of period	$34,670	$26,101

	26-Weeks Ended
	June 25,	June 27,
	2016	2015

Balance - beginning of period	$30,449	$27,609
Accrual for products sold during the period	30,312	17,090
Expenditures	(26,091)	(18,598)
Balance - end of period	$34,670	$26,101

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of June 25, 2016 was approximately $306,545. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended June 25, 2016. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended June 25, 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7. Income Taxes

The Company’s income tax expense increased from $35,805 to $42,737 for the 13-week period ended June 25, 2016, compared to the 13-week period ended June 27, 2015.  The effective tax rate of 21.0% in the second quarter of 2016 is comparable to the 20.6% in the second quarter of 2015. The increase in the effective tax rate is due to shifts in the projected income mix by jurisdiction for 2016 compared to the same projection at second quarter of 2015. The increase in the effective tax rate was offset by the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the second quarter of 2015.

The Company’s income tax expense increased from $45,208 to $62,192 for the first half of 2016, compared to the first half of 2015.  The effective tax rate increased to 20.0% for the first half of 2016, compared to 18.1% in the first half of 2015 primarily due to shifts in the projected income mix by jurisdiction for 2016 compared to the same projection at second quarter of 2015. Additionally, the favorable release of uncertain tax position reserves due to expiration of certain statutes or completion of tax audits was $2,009 lower compared to the first half of 2015. The increase in the effective tax rate was partially offset as a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the second quarter of 2015.

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

  Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 25, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$28,368	$-	$28,368	$-
Agency securities	127,748	-	127,748	-
Mortgage-backed securities	293,723	-	293,723	-
Corporate securities	832,515	-	832,515	-
Municipal securities	197,944	-	197,944	-
Other	78,114	-	78,114	-
Total	$1,558,412	$-	$1,558,412	$-

	Fair Value Measurements as of December 26, 2015
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,731	$-	$27,731	$-
Agency securities	208,631	-	208,631	$-
Mortgage-backed securities	370,232	-	370,232	$-
Corporate securities	648,590	-	648,590	$-
Municipal securities	223,562	-	223,562	$-
Other	79,802	-	79,802	$-
Total	$1,558,548	$-	$1,558,548	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 25, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$28,074	$293	$-	$(0)	$28,367
Agency securities	127,668	230	(146)	(4)	127,748
Mortgage-backed securities	293,785	1,143	(372)	(833)	293,723
Corporate securities	834,239	3,033	(640)	(4,116)	832,516
Municipal securities	196,492	1,540	(0)	(88)	197,944
Other	78,105	32	(8)	(15)	78,114
Total	$1,558,363	$6,271	$(1,166)	$(5,056)	$1,558,412

	Available-For-Sale Securities as of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,772	$27	$-	$(68)	$27,731
Agency securities	211,248	105	(2,409)	(313)	208,631
Mortgage-backed securities	376,801	191	(1,210)	(5,550)	370,232
Corporate securities	656,447	179	(1,635)	(6,401)	648,590
Municipal securities	223,991	636	(9)	(1,056)	223,562
Other	79,853	4	(14)	(41)	79,802
Total	$1,576,112	$1,142	$(5,277)	$(13,429)	$1,558,548

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy requires investments to be rated A or better with the objective of minimizing the potential risk of principal loss. The fair value of the securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. The Company does not intend to sell the securities that have a material unrealized loss shown in the table above and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized costs bases, which may be maturity.

 The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2015 and the 26-week period ending June 25, 2016, the Company did not record any material impairment charges on its outstanding securities.

 The amortized cost and estimated fair value of the securities at an unrealized loss position at June 25, 2016 were $633,601 and $627,379 respectively. Approximately 30.4% of securities in our portfolio were at an unrealized loss position at June 25, 2016. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 25, 2016 and December 26, 2015:

	As of June 25, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(0)	$2,000	$-	$-
Agency securities	(37)	25,333	(113)	14,886
Mortgage-backed securities	(416)	61,305	(789)	81,949
Corporate securities	(3,711)	332,191	(1,045)	67,796
Municipal securities	(42)	13,996	(46)	9,836
Other	(8)	6,164	(15)	11,923
Total	$(4,214)	$440,989	$(2,008)	$186,390

	As of December 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(68)	$22,184	$-	$-
Agency securities	(691)	117,803	(2,031)	69,418
Mortgage-backed securities	(4,571)	263,735	(2,189)	83,722
Corporate securities	(6,719)	521,731	(1,317)	50,374
Municipal securities	(1,035)	116,033	(30)	6,557
Other	(29)	14,666	(26)	14,927
Total	$(13,113)	$1,056,152	$(5,593)	$224,998

The amortized cost and estimated fair value of marketable securities at June 25, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$252,055	$252,253
Due after one year through five years	1,099,787	1,101,047
Due after five years through ten years	175,131	174,204
Due after ten years	31,390	30,908
	$1,558,363	$1,558,412

9. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on business and market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016.  As of June 25, 2016, the Company had repurchased 4,292 shares using cash of $176,510.  There remains approximately $123,490 available to repurchase additional shares under this authorization.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 25, 2016:

	13-Weeks Ended June 25, 2016
	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI(3)	Net unrealized gains (losses) on available- for-sale securities- Other(4)	Total
Balance - beginning of period	$(7,841)	$(2,685)	$(4,338)	$(14,864)
Other comprehensive income before reclassification	5,896	1,519	6,231	13,646
Amounts reclassified from accumulated other comprehensive income	-	-	(185)	(185)
Net current-period other comprehensive income	5,896	1,519	6,046	13,461
Balance - end of period	$(1,945)	$(1,166)	$1,708	$(1,403)

	26-Weeks Ended June 25, 2016
	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI(3)	Net unrealized gains (losses) on available- for-sale securities- Other(4)	Total
Balance - beginning of period	$(14,107)	$(5,277)	$(11,044)	$(30,428)
Other comprehensive income before reclassification	12,162	4,111	13,248	29,521
Amounts reclassified from accumulated other comprehensive income	-	-	(496)	(496)
Net current-period other comprehensive income	12,162	4,111	12,753	29,026
Balance - end of period	$(1,945)	$(1,166)	$1,708	$(1,403)

(3) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(4) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 25, 2016:

13-Weeks Ended June 25, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(264)	Other income (expense)
	449	Income tax (provision) benefit
	$185	Net of tax

26-Weeks Ended June 25, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$188	Other income (expense)
	308	Income tax (provision) benefit
	$496	Net of tax

11. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard may be applied retrospectively to each prior period presented or in a modified retrospective approach in which the cumulative effect will be recognized as of the date of adoption. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the implementation guidance in a number of other areas.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	June 25, 2016	June 27, 2015

Net sales	100%	100%
Cost of goods sold	43%	46%
Gross profit	57%	54%
Advertising	5%	6%
Selling, general and administrative	13%	13%
Research and development	14%	14%
Total operating expenses	32%	33%
Operating income	25%	22%
Other income (expense), net	0%	1%
Income before income taxes	25%	22%
Provision for income taxes	5%	5%
Net income	20%	18%

	26-Weeks Ended
	June 25, 2016	June 27, 2015

Net sales	100%	100%
Cost of goods sold	44%	44%
Gross profit	56%	56%
Advertising	5%	5%
Selling, general and administrative	14%	15%
Research and development	16%	16%
Total operating expenses	35%	36%
Operating income	21%	20%
Other income (expense), net	0%	-2%
Income before income taxes	22%	18%
Provision for income taxes	4%	3%
Net income	17%	15%

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

In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks and 26-weeks ended June 27, 2015 have been recast to conform to the current year presentation.

Comparison of 13-weeks ended June 25, 2016 and June 27, 2015

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$133,096	16%	$108,621	14%	$24,475	23%
Fitness	212,855	26%	158,649	21%	54,206	34%
Marine	111,599	14%	103,713	13%	7,886	8%
Auto	245,728	30%	300,581	39%	(54,854)	-18%
Aviation	108,331	13%	102,266	13%	6,066	6%
Total	$811,609	100%	$773,830	100%	$37,779	5%

Net sales increased 5% for the 13-week period ended June 25, 2016 when compared to the year-ago quarter. All segments, excluding Auto grew in the quarter. Auto revenue remains the largest portion of our revenue mix at 30% in the second quarter of 2016 compared to 39% in the second quarter of 2015.

Total unit sales increased to 4,209 in the second quarter of 2016 from 4,150 in the same period of 2015.

Auto segment revenue decreased 18% from the year-ago quarter, as both PND volumes and the contribution of amortization of previously deferred revenue declined when compared to second quarter 2015. Revenues in our fitness segment increased 34% from the year-ago quarter on the strength of activity trackers, running, and cycling products. Revenues in our outdoor segment increased 23% from the year-ago quarter primarily driven by growth in our wearable category and the newly acquired DeLorme product lines. Revenues in our marine segment increased 8% from the year-ago quarter due to increases within our inland fishing category. Aviation revenues increased 6% from the year-ago quarter primarily due to gains in OEM.

Cost of Goods Sold

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$47,872	36%	$42,602	39%	$5,271	12%
Fitness	93,050	44%	70,191	44%	22,859	33%
Marine	47,084	42%	45,136	44%	1,948	4%
Auto	132,740	54%	168,648	56%	(35,907)	-21%
Aviation	27,905	26%	28,003	27%	(98)	0%
Total	$348,651	43%	$354,580	46%	$(5,929)	-2%

Cost of goods sold decreased 300 basis points as a percentage of revenue from the year-ago quarter with decreases across all segments except fitness which was flat. In absolute dollars second quarter 2016 cost of goods sold was $5.9 million or 2% lower than the prior year quarter.

In the auto segment, the decrease of 21% in cost of goods sold reflects lower PND shipments.  In the fitness segment, the increase of 33% in cost of goods sold reflects strong volume growth.  In the outdoor and marine segments, the increases of 12% and 4% in cost of goods sold, respectively, reflects volume growth. The cost of goods sold for aviation was consistent year-over-year.

Gross Profit

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$85,224	64%	$66,019	61%	$19,205	29%
Fitness	119,805	56%	88,458	56%	31,347	35%
Marine	64,515	58%	58,577	56%	5,938	10%
Auto	112,988	46%	131,933	44%	(18,944)	-14%
Aviation	80,426	74%	74,263	73%	6,164	8%
Total	$462,958	57%	$419,250	54%	$43,709	10%

Gross profit dollars in the second quarter of 2016 increased 10% while gross profit margin increased 300 basis points compared to the second quarter of 2015. All segments had increases in gross margin rate except fitness which was flat.

Advertising Expense

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$6,702	5%	$6,010	6%	$692	12%
Fitness	22,377	11%	19,955	13%	2,422	12%
Marine	4,724	4%	6,037	6%	(1,313)	-22%
Auto	8,633	4%	11,999	4%	(3,365)	-28%
Aviation	1,816	2%	1,793	2%	23	1%
Total	$44,252	5%	$45,794	6%	$(1,542)	-3%

Advertising expense decreased 3% in absolute dollars and was relatively flat as a percent of revenues. The decrease in absolute dollars was primarily in auto and marine offset by increases in fitness and outdoor to support new product introductions with increased media spend and cooperative advertising.

Selling, General and Administrative Expense

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$18,277	14%	$13,413	12%	$4,864	36%
Fitness	28,758	14%	22,120	14%	6,637	30%
Marine	17,455	16%	15,299	15%	2,157	14%
Auto	33,000	13%	40,679	14%	(7,679)	-19%
Aviation	6,187	6%	6,041	6%	146	2%
Total	$103,677	13%	$97,552	13%	$6,125	6%

Selling, general and administrative expense increased 6% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily due to the increased expenses associated with the recently acquired Delorme business and compensation related costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$11,680	9%	$9,395	9%	$2,285	24%
Fitness	15,596	7%	13,313	8%	2,283	17%
Marine	13,788	12%	13,340	13%	447	3%
Auto	31,732	13%	34,168	11%	(2,438)	-7%
Aviation	41,559	38%	39,024	38%	2,535	6%
Total	$114,355	14%	$109,240	14%	$5,115	5%

Research and development expense increased 5% due to ongoing development activities for new products. In absolute dollars, research and development costs increased $5.1 million when compared with the year-ago quarter and were stable as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended June 25, 2016		13-weeks ended June 27, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$48,565	36%	$37,201	34%	$11,364	31%
Fitness	53,074	25%	33,070	21%	20,005	60%
Marine	28,548	26%	23,901	23%	4,648	19%
Auto	39,623	16%	45,087	15%	(5,463)	-12%
Aviation	30,864	28%	27,405	27%	3,458	13%
Total	$200,674	25%	$166,664	22%	$34,009	20%

Operating income increased 20% in absolute dollars and 320 basis points as a percent of revenue when compared to the second quarter of 2015. The increase in operating income is due to revenue growth and an improved gross margin percentage partially offset by an increase in operating expense.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	June 25, 2016	June 27, 2015
Interest Income	$8,455	$7,420
Foreign Currency gains (losses)	(5,743)	(487)
Other	415	(39)
Total	$3,127	$6,894

The average return on cash and investments during the second quarter of 2016 was 1.4% compared to 1.2% during the same quarter of 2015. Higher interest income in the second quarter of 2016, as compared to the same period of 2015, is attributable to an increased rate of return on investments.

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

The $5.7 million currency loss in the second quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar. During the second quarter of 2016, the U.S. Dollar weakened 0.6% against the Taiwan Dollar, resulting in a loss of $4.6 million, while the U.S. Dollar strengthened 0.5% against the Euro, resulting in an additional loss of $0.4 million. The remaining net currency loss of $0.7 million is related to other currencies and timing of transactions.

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

Income Tax Provision

The Company’s income tax expense increased from $35.8 million to $42.7 million for the 13-week period ended June 25, 2016, compared to the 13-week period ended June 27, 2015. The effective tax rate of 21.0% in the second quarter of 2016 is comparable to the 20.6% in the second quarter of 2015. The increase in the effective tax rate is due to shifts in the projected income mix by jurisdiction for 2016 compared to the same projection at second quarter of 2015. The increase in the effective tax rate was offset by the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the second quarter of 2015.

Net Income

As a result of the above, net income for the 13-weeks ended June 25, 2016 was $161.1 million compared to $137.8 million for the 13-week period ended June 27, 2015, an increase of $23.3 million.

Comparison of 26-Weeks Ended June 25, 2016 and June 27, 2015

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$229,923	16%	$181,436	13%	$48,487	27%
Fitness	355,273	26%	289,644	21%	65,628	23%
Marine	194,479	14%	168,010	12%	26,469	16%
Auto	441,326	31%	519,807	38%	(78,481)	-15%
Aviation	214,647	15%	200,327	15%	14,320	7%
Total	$1,435,648	100%	$1,359,224	100%	$76,424	6%

Net sales increased 6% for the 26-week period ended June 25, 2016 when compared to the prior year period. All segments had an increase in revenue except for auto. Auto revenue remains the largest portion of our revenue mix at 31% in the first half of 2016 compared to 38% in the first half of 2015.

Total unit sales increased 4% to 7,516 in the first half of 2016 from 7,194 in the same period of 2015.

Auto segment revenue decreased 15% from the year-ago period, as both the volumes and the contribution of amortization of previously deferred revenue declined when compared to first half 2015. Outdoor revenue increased 27% primarily driven by growth in our wearables and the newly acquired DeLorme product lines. Fitness revenues increased 23% due to growth of our activity tracker, running, and cycling categories. Revenues in our marine segment increased 16% as the release of new marine products in multiple categories drove revenue growth against the first half of 2015. Aviation revenues increased 7% from the year-ago period primarily due to OEM growth.

Cost of Goods Sold

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$85,768	37%	$66,351	37%	$19,417	29%
Fitness	163,173	46%	118,111	41%	45,062	38%
Marine	85,816	44%	73,919	44%	11,896	16%
Auto	242,194	55%	282,916	54%	(40,721)	-14%
Aviation	55,889	26%	54,553	27%	1,336	2%
Total	$632,840	44%	$595,852	44%	$36,987	6%

Cost of goods sold increased 6% in absolute dollars for the first half of 2016 when compared to the year ago period.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the fitness segment, the cost of goods increase outpaced revenue growth due to product mix. In the outdoor and marine segments, the cost of goods increases were in line with the revenue growth.

Gross Profit

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$144,155	63%	$115,084	63%	$29,070	25%
Fitness	192,100	54%	171,534	59%	20,567	12%
Marine	108,664	56%	94,090	56%	14,573	15%
Auto	199,131	45%	236,891	46%	(37,759)	-16%
Aviation	158,758	74%	145,773	73%	12,985	9%
Total	$802,808	56%	$763,372	56%	$39,435	5%

Gross profit dollars in the first half of 2016 increased 5% while gross profit margin decreased 25 basis points compared to the first half of 2015. Fitness and auto margin declines were mostly offset by increased aviation margins and increased revenue while outdoor and marine held steady to the first half of 2015. All segment gross margin rates are relatively consistent between the first half of 2016 compared to the first half of 2015 except for the decrease in the fitness gross margin rate which is due to product mix.

Advertising Expense

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$11,860	5%	$10,355	6%	$1,505	15%
Fitness	37,229	10%	31,125	11%	6,105	20%
Marine	9,326	5%	9,800	6%	(475)	-5%
Auto	14,798	3%	19,031	4%	(4,233)	-22%
Aviation	3,272	2%	3,155	2%	117	4%
Total	$76,485	5%	$73,466	5%	$3,019	4%

Advertising expense increased 4% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago period. The increase in absolute dollars was primarily in fitness and outdoor to support new product introductions with increased media spend and cooperative advertising. This increase was partially offset by decreased spending in auto.

Selling, General and Administrative Expenses

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$34,247	15%	$25,778	14%	$8,470	33%
Fitness	54,810	15%	47,203	16%	7,605	16%
Marine	33,538	17%	29,277	17%	4,260	15%
Auto	63,789	14%	81,726	16%	(17,938)	-22%
Aviation	12,903	6%	12,319	6%	584	5%
Total	$199,287	14%	$196,302	14%	$2,985	2%

Selling, general and administrative expense increased 2% in absolute dollars and 50 basis points as a percent of revenues compared to the year-ago period. The absolute dollar increase can be attributed to increased expenses related to the recently acquired DeLorme business and compensation and IT related costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$21,598	9%	$18,221	10%	$3,377	19%
Fitness	30,414	9%	25,497	9%	4,916	19%
Marine	26,959	14%	26,545	16%	414	2%
Auto	62,355	14%	68,264	13%	(5,909)	-9%
Aviation	81,233	38%	76,714	38%	4,520	6%
Total	$222,559	16%	$215,242	16%	$7,316	3%

Research and development expense increased 3% due to ongoing development activities for new products. In absolute dollars, research and development costs increased $7.3 million when compared with the year-ago period and decreased 30 basis point as a percent of revenues compared to the year-ago period. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	26-weeks ended June 25, 2016		26-weeks ended June 27, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$76,450	33%	$60,730	33%	$15,719	26%
Fitness	69,647	20%	67,709	23%	1,939	3%
Marine	38,840	20%	28,468	17%	10,372	36%
Auto	58,190	13%	67,870	13%	(9,679)	-14%
Aviation	61,350	29%	53,585	27%	7,765	14%
Total	$304,477	21%	$278,362	20%	$26,115	9%

Operating income increased 9% in absolute dollars and 100 basis points as a percent of revenue when compared to the year-ago period. Revenue growth and a flat gross margin percentage contributed to the growth, slightly offset by increased operating expenses, as discussed above.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	June 25, 2016	June 27, 2015
Interest Income	$15,883	$15,444
Foreign Currency gains (losses)	(10,582)	(44,751)
Other	1,570	698
Total	$6,871	$(28,609)

The average return on cash and investments during the first half of 2016 was 1.4% compared to 1.2% during the same period of 2015. The increase in interest income is attributable to an increased rate of return on investments.

The $10.6 million currency loss in the first half of 2016 was due primarily to the weakening of the U.S. Dollar against the Taiwan Dollar. During the first half of 2016, the U.S. Dollar weakened 1.6% against the Taiwan Dollar resulting in a loss of $11.2 million, while the U.S. Dollar weakened 1.3% against the Euro, resulting in a gain of $0.8 million. The remaining net currency loss of $0.2 million is related to other currencies and timing of transactions.

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

Income Tax Provision

The Company’s income tax expense increased from $45.2 million to $62.2 million for the first half of 2016, compared to the first half of 2015. The effective tax rate increased to 20.0% for the first half of 2016, compared to 18.1% in the first half of 2015 is primarily due to shifts in the projected income mix by jurisdiction for 2016 compared to the same projection at second quarter of 2015. Additionally, the favorable release of uncertain tax position reserves due to expiration of certain statutes or completion of tax audits was $2,009 lower compared to the first half of 2015. The increase in the effective tax rate was partially offset as a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the second quarter of 2015.

Net Income

Net income for the 26-week period ended June 25, 2016 was $249.2 million compared to $204.5 million for the 26-week period ended June 27, 2015, an increase of $44.6 million.

Liquidity and Capital Resources

Operating Activities

	26-Weeks Ended
	June 25,	June 27,
(In thousands)	2016	2015
Net cash provided by (used in) operating activities	$279,372	$(15,704)

The $295.1 million increase in cash provided by operating activities in the first half 2016 compared to the first half 2015 was primarily due to the following:

•	the impact of income taxes payable providing $184.9 million more cash due to the timing of 2015 income tax payments related to the inter-company restructuring that was announced in the third quarter 2014
•	other current and noncurrent assets providing $73.9 million more cash primarily due to the timing of payments for royalties
•	net income increasing $44.6 million as discussed in the Results of Operations section above
•	other current and noncurrent liabilities providing $43.0 million more cash primarily due to timing of payments for royalties
•	inventories providing $29.0 million more cash primarily due to reduced purchases of raw materials and
•	deferred revenue providing $25.7 million more working capital benefit due to the net decrease in amortization of previously deferred revenue

Partially offset by:

•	the $55.8 million impact of decreasing unrealized foreign currency losses due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above
•	accounts receivable providing $35.6 million less working capital benefit primarily due to the net decrease in utilization of rebates receivable associated with royalties, partially offset by increased collections of trade receivables and
•	accounts payable providing $25.2 million less cash primarily due to the timing of payments to suppliers

Investing Activities

	26-Weeks Ended
	June 25,	June 27,
(In thousands)	2016	2015
Net cash (used in) provided by investing activities	$(84,487)	$7,086

The $91.6 million decrease in cash provided by investing activities in the first half 2016 compared to first half 2015 was primarily due to the following:

•	decreased net redemptions of marketable securities of $51.6 million and
•	increased cash payments for acquisitions of $49.5 million

Partially offset by:

•	decreased purchases of property and equipment of $11.1 million

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first half 2016 and 2015 were approximately 1.4% and 1.2%, respectively.

Financing Activities

	26-Weeks Ended
	June 25,	June 27,
(In thousands)	2016	2015
Net cash used in financing activities	$(229,409)	$(231,661)

The $2.3 million decrease in cash used in financing activities in the first half 2016 compared to first half 2015 was primarily due to the following:

•	decreased purchases of treasury stock of $12.2 million under our share repurchase authorization

Partially offset by:

•	increased dividend payments of $9.2 million due to the year-over-year increase of our dividend rate

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes during the 13-week and 26-week periods ended June 25, 2016 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 25, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 25, 2016 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc

The Court of Appeals for the Federal Circuit heard oral argument on ICON’s appeal on July 6, 2016. The parties await the Federal Circuit’s decision on the appeal.

In the Matter of Certain Marine Sonar Imaging Systems, Products Containing the Same and Components Thereof Johnson Outdoors Inc. and Johnson Outdoors Marine Electronics, Inc. v.  Garmin International, Inc., Garmin North America, Inc. and Garmin USA, Inc.

In May 2016, Johnson Outdoors, Inc. and Garmin International, Inc. entered into a confidential settlement agreement fully and finally settling all claims arising under the captioned ITC investigation and the captioned lawsuit. The terms of the settlement were not material to Garmin’s operating results, liquidity or financial position.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On May 20, 2016 Navico filed a petition for modification of the limited exclusion order issued by the ITC. On June 1, 2016 Garmin filed its opposition to Navico’s petition for modification of the limited exclusion order. On June 9, 2016 Navico filed a reply to Garmin’s opposition. On June 10, 2016 Navico filed a motion for leave to file said reply. On June 20, 2016 Garmin filed an opposition to Navico’s motion for leave to file a reply.

On June 3, 2016 Navico withdrew, without prejudice, its request that the ITC initiate an enforcement proceeding.

On June 9, 2016, Navico filed its opening appellate brief with the Federal Circuit. On July 7, 2016, Garmin filed its opening appellate brief with the Federal Circuit.

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

The parties have agreed to settle this lawsuit in consideration of a settlement under which Garmin would pay $385,000 to plaintiffs counsel for attorney’s fees and would repair or replace Forerunner 610 watchbands and watches at no cost provided that a request is made within twelve months of the date of the final approval of the settlement by the court. On May 31, 2016 the court granted preliminary approval for the settlement and scheduled a hearing on final approval of the settlement on November 3, 2016.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc. (U.S. District Court for the Eastern District of Texas)

On April 1, 2016 Garmin filed a motion to transfer this action to the United States District Court for the Northern District of Oklahoma. On April 19, 2016 Navico filed an opposition to the motion to transfer and on April 29, 2016 Garmin filed a reply to this opposition. On May 29, 2016 Navico filed a sur-reply in support of its opposition. The court has scheduled a claim construction hearing for February 3, 2017 and a trial date commencing on September 5, 2017

Pioneer Corporation v. Iiyonet Inc.

At a hearing on June 9, 2016 the Tokyo District Court disclosed its favorable impression that Garmin’s products do not infringe Pioneer’s asserted patent. The court is expected to issue its final ruling in September 2016.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On May 23, 2016 the court issued an order granting Garmin’s motion to exclude certain Garmin products from the lawsuit and granting in part Garmin’s motion to strike certain expert reports of certain of Visteon’s expert witnesses. On July 13, 2016, the court held a hearing on Garmin’s motion to exclude testimony of two of Visteon’s proposed expert witnesses. The court ordered the parties to submit additional briefing after the hearing with arguments based on the testimony provided at the hearing.

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

Item 1A.  Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015, as amended and supplemented by the risk factor set forth below. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2015:

Economic, regulatory and political conditions and uncertainty could adversely affect our revenue and margins.

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

The United Kingdom (UK) held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (EU). Due to the unprecedented nature of the proposed withdrawal, significant uncertainty exists surrounding the timing and terms of the proposed exit. We have operations in the UK and several EU member states whose currencies, namely British Pound Sterling (GBP) and Euro, economies, taxation, and trade regulation, among other factors, could be adversely impacted by the negotiations and outcomes of the UK’s leaving the EU, which is likely to be a lengthy and complicated process. These events could have a material adverse effect on our business operations, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the second quarter of fiscal 2016:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approx. Dollar Value of Shares in thousands) That may yet be Purchased Under the Plans or Program
March 27, 2016 - April 23, 2016	200,000	$40.56	200,000	$140,679
April 24, 2016- May 21, 2016	190,037	$41.08	190,037	$132,873
May 22, 2016 - June 25, 0216	222,500	$42.17	222,500	$123,490

Total	612,537	$41.31	612,537	$123,490

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act
Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act
Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated:   July 27, 2016

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

