Form 10-Q
period 2016-09-24
GARMIN LTD
filed 2016-10-26
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

or

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

Number of shares outstanding of the registrant’s common shares as of October 24, 2016

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 24, 2016

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	Sept 24,	December 26,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$912,559	$833,070
Marketable securities	201,560	215,161
Accounts receivable, net	461,355	531,481
Inventories, net	534,683	500,554
Deferred costs	46,569	49,176
Prepaid expenses and other current assets	90,733	81,645
Total current assets	2,247,459	2,211,087

Property and equipment, net	454,246	446,089

Marketable securities	1,327,347	1,343,387
Restricted cash	265	259
Noncurrent deferred income tax	121,084	116,518
Noncurrent deferred costs	51,395	38,769
Intangible assets, net	301,983	245,552
Other assets	88,127	97,730
Total assets	$4,591,906	$4,499,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$148,030	$178,905
Salaries and benefits payable	86,104	70,601
Accrued warranty costs	38,872	30,449
Accrued sales program costs	49,172	67,613
Deferred revenue	146,384	164,982
Accrued royalty costs	34,801	30,310
Accrued advertising expense	22,775	33,547
Other accrued expenses	81,313	74,926
Income taxes payable	24,004	21,674
Dividend payable	288,540	192,991
Total current liabilities	919,995	865,998

Deferred income taxes	56,463	56,210
Non-current income taxes	117,276	101,689
Non-current deferred revenue	134,236	128,731
Other liabilities	1,707	1,637

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; and 188,446 shares outstanding at September 24, 2016
Shares, CHF 10.00 par value, 208,077 shares authorized and issued; and 189,722 shares outstanding at December 26, 2015	17,979	1,797,435
Additional paid-in capital	1,862,801	62,239
Treasury stock	(464,163)	(414,637)
Retained earnings	1,919,846	1,930,517
Accumulated other comprehensive income	25,766	(30,428)
Total stockholders' equity	3,362,229	3,345,126
Total liabilities and stockholders' equity	$4,591,906	$4,499,391

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	Sept 24,	Sept 26,	Sept 24,	Sept 26,
	2016	2015	2016	2015
Net sales	$722,250	$679,690	$2,157,898	$2,038,913

Cost of goods sold	316,270	317,500	949,110	913,352

Gross profit	405,980	362,190	1,208,788	1,125,561

Advertising expense	32,956	36,887	109,441	110,352
Selling, general and administrative expense	96,959	94,057	296,246	290,359
Research and development expense	116,449	105,789	339,008	321,031
Total operating expense	246,364	236,733	744,695	721,742

Operating income	159,616	125,457	464,093	403,819

Other income (expense):
Interest income	8,226	6,851	24,109	22,295
Foreign currency gains (losses)	(19,421)	30,573	(30,003)	(14,177)
Other income	1,344	2,010	2,914	2,707
Total other income (expense)	(9,851)	39,434	(2,980)	10,825

Income before income taxes	149,765	164,891	461,113	414,644

Income tax provision	24,711	45,592	86,904	90,800

Net income	$125,054	$119,299	$374,209	$323,844

Net income per share:
Basic	$0.66	$0.63	$1.98	$1.69
Diluted	$0.66	$0.63	$1.98	$1.69

Weighted average common shares outstanding:
Basic	188,692	190,342	189,027	191,068
Diluted	189,238	190,822	189,376	191,523

Dividends declared per share			$2.04	$2.04

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	Sept 24,	Sept 26,	Sept 24,	Sept 26,
	2016	2015	2016	2015
Net income	$125,054	$119,299	$374,209	$323,844
Foreign currency translation adjustment	29,598	(55,161)	41,760	(34,690)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(2,429)	7,937	14,434	8,970
Comprehensive income	$152,223	$72,075	$430,403	$298,124

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	Sept 24,	Sept 26,
	2016	2015
Operating activities:
Net income	$374,209	$323,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,327	37,936
Amortization	22,215	20,447
Loss (gain) on sale or disposal of property and equipment	155	(190)
Provision for doubtful accounts	2,559	(1,781)
Deferred income taxes	(6,821)	5,796
Unrealized foreign currency loss	19,536	30,473
Provision for obsolete and slow moving inventories	20,943	9,925
Stock compensation expense	29,211	19,596
Realized gain on marketable securities	(1,068)	(76)
Changes in operating assets and liabilities:
Accounts receivable	76,372	123,875
Inventories	(41,002)	(111,008)
Other current and non-current assets	3,400	(110,695)
Accounts payable	(40,694)	16,864
Other current and non-current liabilities	1,942	(44,636)
Deferred revenue	(13,660)	(49,790)
Deferred cost	(9,906)	7,080
Income taxes payable	14,648	(155,529)
Net cash provided by operating activities	492,366	122,131

Investing activities:
Purchases of property and equipment	(42,157)	(53,297)
Proceeds from sale of property and equipment	15	670
Purchase of intangible assets	(4,706)	(2,817)
Purchase of marketable securities	(739,676)	(649,881)
Redemption of marketable securities	772,733	720,717
Change in restricted cash	(6)	48
Acquisitions, net of cash acquired	(62,137)	(12,632)
Net cash (used in) provided by investing activities	(75,934)	2,808

Financing activities:
Dividends paid	(289,331)	(281,247)
Purchase of treasury stock under share repurchase plan	(65,221)	(108,057)
Purchase of treasury stock related to equity awards	(184)	(241)
Proceeds from issuance of treasury stock related to equity awards	10,210	8,554
Tax benefit from issuance of equity awards	365	1,257
Net cash used in financing activities	(344,161)	(379,734)

Effect of exchange rate changes on cash and cash equivalents	7,218	(26,566)

Net increase (decrease) in cash and cash equivalents	79,489	(281,361)
Cash and cash equivalents at beginning of period	833,070	1,196,268
Cash and cash equivalents at end of period	$912,559	$914,907

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 24, 2016

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 24, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 24, 2016 and September 26, 2015 both contain operating results for 13 weeks. The Company’s fiscal quarter and year ending December 31, 2016 will contain operating results for 14 weeks and 53 weeks, respectively.

At the Company’s Annual General Meeting on June 10, 2016, the Company’s shareholders approved the cancellation of 10,000 registered shares of the Company held by the Company (the “Formation Shares”) and the reduction in par value of each share of the Company from CHF 10 to CHF 0.10 and the amendment of the Company’s Articles of Association to effect a corresponding share capital reduction. The Company completed the cancellation of the Formation Shares and the reduction in par value of each share and the corresponding reduction of the Company’s issued share capital during the quarter ended September 24, 2016. The related reduction of share capital and corresponding increase to additional paid-in capital is reflected within the condensed consolidated balance sheet as of September 24, 2016.

2.	Inventories

The components of inventories consist of the following:

	September 24,	December 26,
	2016	2015

Raw materials	$153,247	$203,173
Work-in-process	74,563	69,690
Finished goods	353,071	273,762
Inventory reserves	(46,198)	(46,071)
Inventory, net of reserves	$534,683	$500,554

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	Sep 24,	Sep 26,
	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$125,054	$119,299

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,692	190,342

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	546	480

Denominator for diluted net income per share – adjusted weighted-average common shares	189,238	190,822

Basic net income per share	$0.66	$0.63

Diluted net income per share	$0.66	$0.63

	39-Weeks Ended
	Sep 24,	Sep 26,
	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$374,209	$323,844

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,027	191,068

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	349	455

Denominator for diluted net income per share – adjusted weighted-average common shares	189,376	191,523

Basic net income per share	$1.98	$1.69

Diluted net income per share	$1.98	$1.69

There were 3,170 and 4,075 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended September 24, 2016 and September 26, 2015, respectively.

There were 3,696 and 4,108 anti-dilutive equity awards outstanding during the 39-week periods ended September 24, 2016 and September 26, 2015, respectively.

There were 26 and 5 shares issued as a result of exercises and releases of equity awards for the 13-week periods ended September 24, 2016 and September 26, 2015, respectively.

There were 39 and 133 shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 24, 2016 and September 26, 2015, respectively.

There were 285 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 24, 2016.

There were 214 ESPP shares issued from outstanding Treasury stock during the 39-week period ended September 26, 2015.

4.	Segment Information

The Company has identified five reportable segments – Auto, Aviation, Marine, Outdoor and Fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales, gross profit, and operating income for each of the Company’s reportable segments are presented below. In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks and 39-weeks ended September 26, 2015 have been recast to conform to the current year presentation.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended September 24, 2016

Net sales	$141,006	$189,161	$70,010	$214,637	$107,436	$722,250
Gross profit	$88,497	$103,363	$39,891	$93,638	$80,591	$405,980
Operating income	$49,271	$44,774	$10,332	$24,795	$30,444	$159,616

13-Weeks Ended September 26, 2015

Net sales	$109,863	$143,216	$62,315	$270,064	$94,232	$679,690
Gross profit	$66,442	$77,261	$34,115	$114,331	$70,041	$362,190
Operating income	$37,409	$26,577	$5,737	$32,012	$23,722	$125,457

39-Weeks Ended September 24, 2016

Net sales	$370,929	$544,434	$264,489	$655,963	$322,083	$2,157,898
Gross profit	$232,652	$295,463	$148,554	$292,770	$239,349	$1,208,788
Operating income	$125,721	$114,422	$49,172	$82,984	$91,794	$464,093

39-Weeks Ended September 26, 2015

Net sales	$291,299	$432,859	$230,325	$789,870	$294,560	$2,038,913
Gross profit	$181,525	$248,795	$128,204	$351,223	$215,814	$1,125,561
Operating income	$98,135	$94,286	$34,204	$99,887	$77,307	$403,819

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 24, 2016 and September 26, 2015. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 24, 2016
Net sales to external customers	$1,073,610	$274,083	$810,205	$2,157,898
Property and equipment, net	$297,747	$117,301	$39,198	$454,246

September 26, 2015
Net sales to external customers	$1,057,359	$237,202	$744,352	$2,038,913
Property and equipment, net	$282,930	$108,650	$47,514	$439,094

5.	Warranty Reserves

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

	13-Weeks Ended
	September 24,	September 26,
	2016	2015

Balance - beginning of period	$34,670	$26,101
Accrual for products sold during the period	15,859	8,075
Expenditures	(11,657)	(9,527)
Balance - end of period	$38,872	$24,649

	39-Weeks Ended
	September 24,	September 26,
	2016	2015

Balance - beginning of period	$30,449	$27,609
Accrual for products sold during the period	46,170	25,165
Expenditures	(37,747)	(28,125)
Balance - end of period	$38,872	$24,649

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 24, 2016 was approximately $277,041. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended September 24, 2016. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended September 24, 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.	Income Taxes

The Company’s income tax expense decreased from $45,592 to $24,711 for the 13-week period ended September 24, 2016, compared to the 13-week period ended September 26, 2015.  The effective tax rate decreased to 16.5% in the third quarter of 2016, compared to 27.6% in the third quarter of 2015 primarily due to shifts in the projected income mix by jurisdiction during the third quarter of 2016 compared to the third quarter of 2015. The decrease in the effective tax rate was also a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the third quarter of 2015.

The Company’s income tax expense decreased from $90,800 to $86,904 for the first three quarters of 2016, compared to the first three quarters of 2015.  The effective tax rate decreased to 18.8% for the first three quarters of 2016, compared to 21.9% in the first three quarters of 2015 primarily due to shifts in the projected income mix by jurisdiction for 2016 compared to the projection at third quarter of 2015. The decrease in the effective tax rate was also a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the third quarter of 2015.

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

Available-for-sale securities measured at estimated fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 24, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$28,884	$-	$28,884	$-
Agency securities	69,674	-	69,674	-
Mortgage-backed securities	255,568	-	255,568	-
Corporate securities	908,400	-	908,400	-
Municipal securities	189,067	-	189,067	-
Other	77,314	-	77,314	-
Total	$1,528,907	$-	$1,528,907	$-

	Fair Value Measurements as of December 26, 2015
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,731	$-	$27,731	$-
Agency securities	208,631	-	208,631	-
Mortgage-backed securities	370,232	-	370,232	-
Corporate securities	648,590	-	648,590	-
Municipal securities	223,562	-	223,562	-
Other	79,802	-	79,802	-
Total	$1,558,548	$-	$1,558,548	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 24, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI (1)	Gross Unrealized Losses- Other (2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$28,818	$109	$-	$(43)	$28,884
Agency securities	69,603	139	(0)	(68)	69,674
Mortgage-backed securities	256,470	683	(429)	(1,156)	255,568
Corporate securities	909,648	3,403	(685)	(3,966)	908,400
Municipal securities	188,475	1,148	(2)	(554)	189,067
Other	77,295	32	(6)	(7)	77,314
Total	$1,530,309	$5,514	$(1,122)	$(5,794)	$1,528,907

	Available-For-Sale Securities as of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Estimated Fair Value (Net Carrying Amount)
U.S. Treasury securities	$27,772	$27	$-	$(68)	$27,731
Agency securities	211,248	105	(2,409)	(313)	208,631
Mortgage-backed securities	376,801	191	(1,210)	(5,550)	370,232
Corporate securities	656,447	179	(1,635)	(6,401)	648,590
Municipal securities	223,991	636	(9)	(1,056)	223,562
Other	79,853	4	(14)	(41)	79,802
Total	$1,576,112	$1,142	$(5,277)	$(13,429)	$1,558,548

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2015 and the 39-week period ending September 24, 2016, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and estimated fair value of the securities at an unrealized loss position at September 24, 2016 were $692,047 and $685,131 respectively. Approximately 34.7% of securities in our portfolio were at an unrealized loss position at September 24, 2016. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 24, 2016 and December 26, 2015:

	As of September 24, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(43)	$11,468	$-	$-
Agency securities	(68)	28,531	-	-
Mortgage-backed securities	(649)	96,968	(936)	63,416
Corporate securities	(3,210)	361,653	(1,441)	44,097
Municipal securities	(513)	61,278	(43)	5,752
Other	(1)	2,187	(12)	9,781
Total	$(4,484)	$562,085	$(2,432)	$123,046

	As of December 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(68)	$22,184	$-	$-
Agency securities	(691)	117,803	(2,031)	69,418
Mortgage-backed securities	(4,571)	263,735	(2,189)	83,722
Corporate securities	(6,719)	521,731	(1,317)	50,374
Municipal securities	(1,035)	116,033	(30)	6,557
Other	(29)	14,666	(26)	14,927
Total	$(13,113)	$1,056,152	$(5,593)	$224,998

The amortized cost and estimated fair value of marketable securities at September 24, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$201,478	$201,560
Due after one year through five years	1,082,666	1,084,064
Due after five years through ten years	234,596	231,764
Due after ten years	11,569	11,519
	$1,530,309	$1,528,907

9.	Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 31, 2016. As of September 24, 2016, the Company had repurchased 4,729 shares using cash of $196,633. There remains approximately $103,367 available to repurchase additional shares under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 24, 2016:

	13-Weeks Ended September 24, 2016

	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI(3)	Net unrealized gains (losses) on available- for-sale securities- Other(4)	Total
Balance - beginning of period	$(1,945)	$(1,166)	$1,708	$(1,403)
Other comprehensive income before reclassification	29,598	44	(1,626)	28,016
Amounts reclassified from accumulated other comprehensive income	-	-	(847)	(847)
Net current-period other comprehensive income	29,598	44	(2,473)	27,169
Balance - end of period	$27,653	$(1,122)	$(765)	$25,766

	39-Weeks Ended September 26, 2016

	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI(3)	Net unrealized gains (losses) on available- for-sale securities- Other(4)	Total
Balance - beginning of period	$(14,107)	$(5,277)	$(11,044)	$(30,428)
Other comprehensive income before reclassification	41,760	4,155	11,622	57,537
Amounts reclassified from accumulated other comprehensive income	-	-	(1,343)	(1,343)
Net current-period other comprehensive income	41,760	4,155	10,279	56,194
Balance - end of period	$27,653	$(1,122)	$(765)	$25,766

(3) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(4) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 24, 2016:

13-Weeks Ended September 24, 2016

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$880	Other income (expense)
	(33)	Income tax (provision) benefit
	$847	Net of tax

39-Weeks Ended September 24, 2016

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$1,068	Other income (expense)
	275	Income tax (provision) benefit
	$1,343	Net of tax

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The standard includes provisions addressing income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not intend to early adopt ASU 2016-09, rather, adoption will occur in the fiscal year ending December 30, 2017. ASU 2016-09 requires that tax effects from stock-based compensation be recognized in the income tax provision, as these amounts are currently recognized in additional paid-in capital. The Company believes this aspect of the standard may have a material effect on the income tax provision within the consolidated statements of income in future periods. Furthermore, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations, rather than as a cash flow from financing activities. The Company will apply both changes prospectively. The Company is currently unable to reasonably estimate the impact of these changes due to the dependency of these items on the underlying share price of the Company.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

12.	Subsequent Events

On September 30, 2016, the Company acquired the shares of Iiyonet, Inc., a key distributor of Garmin’s consumer products in Japan. This acquisition was not material.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	September 24, 2016	September 26, 2015

Net sales	100%	100%
Cost of goods sold	44%	47%
Gross profit	56%	53%
Advertising	5%	5%
Selling, general and administrative	13%	14%
Research and development	16%	16%
Total operating expenses	34%	35%
Operating income	22%	18%
Other income (expense), net	(1)%	6%
Income before income taxes	21%	24%
Provision for income taxes	3%	7%
Net income	17%	18%

	39-Weeks Ended
	September 24, 2016	September 26, 2015

Net sales	100%	100%
Cost of goods sold	44%	45%
Gross profit	56%	55%
Advertising	5%	5%
Selling, general and administrative	14%	14%
Research and development	16%	16%
Total operating expenses	35%	35%
Operating income	22%	20%
Other income (expense), net	0%	1%
Income before income taxes	21%	20%
Provision for income taxes	4%	4%
Net income	17%	16%

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

In 2016 the Company moved action camera related revenue and expenses from the Outdoor segment to the Auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the Auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 13-weeks and 39-weeks ended September 26, 2015 have been recast to conform to the current year presentation.

Comparison of 13-weeks ended September 24, 2016 and September 26, 2015

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$141,006	19%	$109,863	16%	$31,143	28%
Fitness	189,161	26%	143,216	21%	45,945	32%
Marine	70,010	10%	62,315	9%	7,695	12%
Auto	214,637	30%	270,064	40%	(55,427)	-21%
Aviation	107,436	15%	94,232	14%	13,204	14%
Total	$722,250	100%	$679,690	100%	$42,560	6%

Net sales increased 6% for the 13-week period ended September 24, 2016 when compared to the year-ago quarter. All segments, excluding Auto grew in the quarter. Auto revenue remains the largest portion of our revenue mix at 30% in the third quarter of 2016 compared to 40% in the third quarter of 2015.

Total unit sales decreased slightly to 3,848 in the third quarter of 2016 from 3,861 in the same period of 2015.

Auto segment revenue decreased 21% from the year-ago quarter, primarily due to the ongoing PND market contraction and additional revenue deferrals with certain OEM products when compared to third quarter 2015. Revenues in our fitness segment increased 32% from the year-ago quarter on the strength of activity trackers, running, and cycling products. Revenues in our outdoor segment increased 28% from the year-ago quarter primarily driven by growth in our wearable category and the newly acquired DeLorme product lines. Revenues in our marine segment increased 12% from the year-ago quarter primarily due to increases in chartplotters, fish finders, and entertainment systems. Aviation revenues increased 14% from the year-ago quarter due to growth in both OEM and Aftermarket sales.

Cost of Goods Sold

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$52,509	37%	$43,421	40%	$9,088	21%
Fitness	85,798	45%	65,955	46%	19,843	30%
Marine	30,119	43%	28,200	45%	1,919	7%
Auto	120,999	56%	155,733	58%	(34,734)	-22%
Aviation	26,845	25%	24,191	26%	2,654	11%
Total	$316,270	44%	$317,500	47%	$(1,230)	0%

Cost of goods sold decreased 290 basis points as a percentage of revenue from the year-ago quarter with decreases across all segments. In absolute dollars third quarter 2016 cost of goods sold was $1.2 million lower than the prior year quarter, or relatively flat on a percentage change basis.

In the auto segment, the decrease of 22% in cost of goods sold reflects lower PND shipments.  In the outdoor and fitness segments, the increases of 21% and 30% in cost of goods sold, respectively, primarily reflect strong volume growth.  In the marine and aviation segments, the increases of 7% and 11% in cost of goods sold, respectively, reflect volume growth.

Gross Profit

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$88,497	63%	$66,442	60%	$22,055	33%
Fitness	103,363	55%	77,261	54%	26,102	34%
Marine	39,891	57%	34,115	55%	5,776	17%
Auto	93,638	44%	114,331	42%	(20,693)	-18%
Aviation	80,591	75%	70,041	74%	10,550	15%
Total	$405,980	56%	$362,190	53%	$43,790	12%

Gross profit dollars in the third quarter of 2016 increased 12% while gross profit margin increased 290 basis points compared to the third quarter of 2015. All segments had increases in gross margin rate.

Advertising Expense

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$6,459	5%	$5,704	5%	$755	13%
Fitness	14,616	8%	16,394	11%	(1,778)	-11%
Marine	2,941	4%	3,220	5%	(279)	-9%
Auto	6,992	3%	10,229	4%	(3,237)	-32%
Aviation	1,948	2%	1,340	1%	608	45%
Total	$32,956	5%	$36,887	5%	$(3,931)	-11%

Advertising expense decreased 11% in absolute dollars and was relatively flat as a percent of revenues. The decrease in absolute dollars was primarily in auto.

Selling, General and Administrative Expense

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$20,074	14%	$14,099	13%	$5,975	42%
Fitness	27,294	14%	21,458	15%	5,836	27%
Marine	13,041	19%	12,119	19%	922	8%
Auto	30,875	14%	40,030	15%	(9,155)	-23%
Aviation	5,675	5%	6,351	7%	(676)	-11%
Total	$96,959	13%	$94,057	14%	$2,902	3%

Selling, general and administrative expense increased 3% in absolute dollars and decreased 40 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily due to increased bad debt expense and IT related costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$12,693	9%	$9,230	8%	$3,463	38%
Fitness	16,679	9%	12,832	9%	3,847	30%
Marine	13,577	19%	13,039	21%	538	4%
Auto	30,976	14%	32,060	12%	(1,084)	-3%
Aviation	42,524	40%	38,628	41%	3,896	10%
Total	$116,449	16%	$105,789	16%	$10,660	10%

Research and development expense increased 10% due to ongoing development activities for new products. In absolute dollars, research and development costs increased $10.7 million when compared with the year-ago quarter and were stable as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended September 24, 2016		13-weeks ended September 26, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$49,271	35%	$37,409	34%	$11,862	32%
Fitness	44,774	24%	26,577	19%	18,197	68%
Marine	10,332	15%	5,737	9%	4,595	80%
Auto	24,795	12%	32,012	12%	(7,217)	-23%
Aviation	30,444	28%	23,722	25%	6,722	28%
Total	$159,616	22%	$125,457	18%	$34,159	27%

Operating income increased 27% in absolute dollars and 360 basis points as a percent of revenue when compared to the third quarter of 2015. The increase in operating income is due to revenue growth and an improved gross margin percentage partially offset by an increase in operating expense.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 24, 2016	September 26, 2015
Interest Income	$8,226	$6,851
Foreign Currency gains (losses)	(19,421)	30,573
Other	1,344	2,010
Total	$(9,851)	$39,434

The average return on cash and investments during the third quarter of 2016 was 1.5% compared to 1.1% during the same quarter of 2015. Higher interest income in the third quarter of 2016, as compared to the same period of 2015, is attributable to an increased rate of return on investments.

Foreign currency gains and losses of the Company are typically driven by movements in the Taiwan Dollar and the Euro in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation. The U.S. Dollar is the functional currency of Garmin (Europe) Ltd. The Euro is the functional currency of most other European subsidiaries. The majority of the Company’s consolidated foreign currency gains or losses results from the exchange rate impact on the significant cash, receivables, and payables held in a currency other than the functional currency at one of the Company’s subsidiaries. Currency fluctuations related to currencies other than the Taiwan Dollar and the Euro are not expected to have a material impact on the Company's financial statements.

The $19.4 million currency loss in the third quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar. During the third quarter of 2016, the U.S. Dollar weakened 3.5% against the Taiwan Dollar, resulting in a loss of $20.9 million, while the U.S. Dollar weakened 1.0% against the Euro, resulting in a gain of $2.6 million. The remaining net currency loss of $1.1 million is related to other currencies and timing of transactions.

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

Income Tax Provision

The Company’s income tax expense decreased from $45.6 million to $24.7 million for the 13-week period ended September 24, 2016, compared to the 13-week period ended September 26, 2015. The effective tax rate decreased to 16.5% in the third quarter of 2016, compared to 27.6% in the third quarter of 2015 primarily due to shifts in the projected income mix by jurisdiction during the third quarter of 2016 compared to the third quarter of 2015. The decrease in the effective tax rate was also a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the third quarter of 2015.

Net Income

As a result of the above, net income for the 13-weeks ended September 24, 2016 was $125.1 million compared to $119.3 million for the 13-week period ended September 26, 2015, an increase of $5.8 million.

Comparison of 39-Weeks Ended September 24, 2016 and September 26, 2015

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$370,929	17%	$291,299	14%	$79,630	27%
Fitness	544,434	26%	432,859	21%	111,575	26%
Marine	264,489	12%	230,325	11%	34,164	15%
Auto	655,963	30%	789,870	39%	(133,907)	-17%
Aviation	322,083	15%	294,560	15%	27,523	9%
Total	$2,157,898	100%	$2,038,913	100%	$118,985	6%

Net sales increased 6% for the 39-week period ended September 24, 2016 when compared to the prior year period. All segments had an increase in revenue except for auto. Auto revenue remains the largest portion of our revenue mix at 30% in the first three quarters of 2016 compared to 39% in the first three quarters of 2015.

Total unit sales increased 3% to 11,374 in the first three quarters of 2016 from 11,055 in the same period of 2015.

Auto segment revenue decreased 17% from the year-ago period, primarily due to the ongoing PND market contraction and additional revenue deferrals with certain OEM products when compared to first three quarters of 2015. Outdoor revenue increased 27% primarily driven by growth in our wearables and the newly acquired DeLorme product lines. Fitness revenues increased 26% due to growth of our activity tracker, running, and cycling categories. Revenues in our marine segment increased 15% primarily due to increases in chartplotters, fish finders, and entertainment systems compared to the first three quarters of 2015. Aviation revenues increased 9% from the year-ago period due to growth in both OEM and Aftermarket sales.

Cost of Goods Sold

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$138,277	37%	$109,774	38%	$28,503	26%
Fitness	248,971	46%	184,064	43%	64,907	35%
Marine	115,935	44%	102,121	44%	13,814	14%
Auto	363,193	55%	438,647	56%	(75,454)	-17%
Aviation	82,734	26%	78,746	27%	3,988	5%
Total	$949,110	44%	$913,352	45%	$35,758	4%

Cost of goods sold increased 4% in absolute dollars for the first three quarters of 2016 when compared to the year ago period.

In the auto segment, the cost of goods decline reflects lower PND shipments. In the outdoor and fitness segments, the increases of 26% and 35% in cost of goods sold, respectively, primarily reflect strong volume growth. In the marine and aviation segments, the increases of 14% and 5% in cost of goods sold, respectively, reflect volume growth.

Gross Profit

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$232,652	63%	$181,525	62%	$51,127	28%
Fitness	295,463	54%	248,795	57%	46,668	19%
Marine	148,554	56%	128,204	56%	20,350	16%
Auto	292,770	45%	351,223	44%	(58,453)	-17%
Aviation	239,349	74%	215,814	73%	23,535	11%
Total	$1,208,788	56%	$1,125,561	55%	$83,227	7%

Gross profit dollars in the first three quarters of 2016 increased 7% while gross profit margin increased 80 basis points compared to the first three quarters of 2015. Fitness margin declined to 54% due to product mix. All other segment gross margin rates are relatively consistent between the first three quarters of 2016 compared to the first three quarters of 2015.

Advertising Expense

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$18,319	5%	$16,059	6%	$2,260	14%
Fitness	51,844	10%	47,519	11%	4,325	9%
Marine	12,267	5%	13,020	6%	(753)	-6%
Auto	21,790	3%	29,260	4%	(7,470)	-26%
Aviation	5,221	2%	4,494	2%	727	16%
Total	$109,441	5%	$110,352	5%	$(911)	-1%

Advertising expense decreased 1% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago period. The decrease in absolute dollars is primarily attributable to auto partially offset by fitness and outdoor.

Selling, General and Administrative Expenses

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$54,321	15%	$39,880	14%	$14,441	36%
Fitness	82,104	15%	68,661	16%	13,443	20%
Marine	46,579	18%	41,396	18%	5,183	13%
Auto	94,665	14%	121,752	15%	(27,087)	-22%
Aviation	18,577	6%	18,670	6%	(93)	0%
Total	$296,246	14%	$290,359	14%	$5,887	2%

Selling, general and administrative expense increased 2% in absolute dollars and decreased 50 basis points as a percent of revenues compared to the year-ago period. The absolute dollar increase is primarily due to increased bad debt expense and IT related costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$34,291	9%	$27,451	9%	$6,840	25%
Fitness	47,093	9%	38,329	9%	8,764	23%
Marine	40,536	15%	39,584	17%	952	2%
Auto	93,331	14%	100,324	13%	(6,993)	-7%
Aviation	123,757	38%	115,343	39%	8,414	7%
Total	$339,008	16%	$321,031	16%	$17,977	6%

Research and development expense increased 6% due to ongoing development activities for new products. In absolute dollars, research and development costs increased $18.0 million when compared with the year-ago period and remained relatively flat as a percent of revenues compared to the year-ago period. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	39-weeks ended September 24, 2016		39-weeks ended September 26, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$125,721	34%	$98,135	34%	$27,586	28%
Fitness	114,422	21%	94,286	22%	20,136	21%
Marine	49,172	19%	34,204	15%	14,968	44%
Auto	82,984	13%	99,887	13%	(16,903)	-17%
Aviation	91,794	29%	77,307	26%	14,487	19%
Total	$464,093	22%	$403,819	20%	$60,274	15%

Operating income increased 15% in absolute dollars and 170 basis points as a percent of revenue when compared to the year-ago period. Revenue growth with a relatively flat gross margin percentage contributed to the growth, slightly offset by increased operating expenses, as discussed above.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 24, 2016	September 26, 2015
Interest Income	$24,109	$22,295
Foreign Currency gains(losses)	(30,003)	(14,177)
Other	2,914	2,707
Total	$(2,980)	$10,825

The average return on cash and investments during the first three quarters of 2016 was 1.4% compared to 1.2% during the same period of 2015. The increase in interest income is attributable to an increased rate of return on investments.

The $30.0 million currency loss in the first three quarters of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar. During the first three quarters of 2016, the U.S. Dollar weakened 5.0% against the Taiwan Dollar resulting in a loss of $32.1 million, while the U.S. Dollar weakened 2.3% against the Euro, resulting in a gain of $3.3 million. The remaining net currency loss of $1.2 million is related to other currencies and timing of transactions.

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

Income Tax Provision

The Company’s income tax expense decreased from $90.8 million to $86.9 million for the first three quarters of 2016, compared to the first three quarters of 2015.  The effective tax rate decreased to 18.8% for the first three quarters of 2016, compared to 21.9% in the first three quarters of 2015 primarily due to shifts in the projected income mix by jurisdiction for 2016 compared to the projection at third quarter of 2015. The decrease in the effective tax rate was also a result of the permanent extension of the U.S. research and development tax credit legislation, which had not yet been extended in the third quarter of 2015.

Net Income

Net income for the 39-week period ended September 24, 2016 was $374.2 million compared to $323.8 million for the 39-week period ended September 26, 2015, an increase of $50.4 million.

Liquidity and Capital Resources

Operating Activities

	39-Weeks Ended
	Sept 24,	Sept 26,
(In thousands)	2016	2015
Net cash provided by operating activities	$492,366	$122,131

The $370.2 million increase in cash provided by operating activities in the first three quarters of 2016 compared to the first three quarters of 2015 was primarily due to the following:

•	the impact of income taxes payable providing $170.2 million more cash, primarily related to the timing of 2015 income tax payments associated with the inter-company restructuring that was announced in the third quarter of 2014
•	other current and noncurrent assets providing $114.1 million more cash primarily related to the timing of payments for royalties
•	inventories providing $70.0 million more cash primarily due to reduced purchases of raw materials
•	net income increasing $50.4 million as discussed in the Results of Operations section above
•	other current and noncurrent liabilities providing $46.6 million more cash primarily due to timing of payments for royalties and
•	deferred revenue providing $36.1 million more working capital benefit due to the net decrease in amortization of previously deferred revenue and additional revenue deferrals associated with certain auto OEM products

Partially offset by:

•	accounts payable providing $57.6 million less cash primarily due to the timing of purchases
•	accounts receivable providing $47.5 million less working capital benefit primarily due to the net decrease in utilization of rebates receivable associated with royalties, partially offset by increased collections of trade receivables and

Investing Activities

	39-Weeks Ended
	Sept 24,	Sept 26,
(In thousands)	2016	2015
Net cash (used in) provided by investing activities	$(75,934)	$2,808

The $78.7 million decrease in cash provided by investing activities in the first three quarters of 2016 compared to first three quarters of 2015 was primarily due to the following:

•	decreased net redemptions of marketable securities of $37.8 million and
•	increased cash payments for acquisitions of $49.5 million

Partially offset by:

•	decreased purchases of property and equipment of $11.1 million

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during first three quarters of 2016 and 2015 were approximately 1.4% and 1.2%, respectively.

Financing Activities

	39-Weeks Ended
	Sept 24,	Sept 26,
(In thousands)	2016	2015
Net cash used in financing activities	$(344,161)	$(379,734)

The $35.6 million decrease in cash used in financing activities in the first three quarters of 2016 compared to first three quarters of 2015 was primarily due to the following:

•	decreased purchases of treasury stock of $42.8 million under our share repurchase authorization

Partially offset by:

•	increased dividend payments of $8.1 million due to the year-over-year increase of our dividend rate

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. There have been no material changes during the 13-week and 39-week periods ended September 24, 2016 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 24, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 24, 2016 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 24, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016.

Garmin Switzerland GmbH and Garmin Corporation v. Navico, Inc., C-MAP USA, Inc. and C-MAP/ Commercial Ltd..

On October 17, 2016 Garmin Switzerland GmbH and Garmin Corporation filed a complaint for patent infringement and trademark infringement against Navico, Inc., C-MAP USA, Inc. and C-MAP/ Commercial, Inc. in the United States District Court for the District of Kansas. The lawsuit claims that Navico infringes Garmin’s US Patent No.7,268,703 (“the ‘703 patent”) relating to marine autoguidance) and Garmin’s US Patent No. 6,459,987.(“the ‘987  patent”) relating to trackback features, and that Navico infringes Garmin’s US trademark registration for “TracBack” by Navico’s use of the trademark “TrackBack”. In addition the lawsuit claims that Navico’s use of the “Trackback” trademark constitutes common law trademark infringement and false designation and unfair competition under federal law by Navico and unfair business practices and unfair competition by Navico under Kansas law. The lawsuit also claims that C-MAP infringes the ‘703 patent. The lawsuit claims damages, and injunctive relief.

ICON Health & Fitness, Inc. v. Garmin Ltd., Garmin International, Inc., and Garmin USA, Inc

On August 8, 2016 the United States Court of Appeals for the Federal Circuit denied ICON’s appeal and affirmed the ruling of the United States District Court for the District of Utah that the doctrine of issue preclusion applied to prevent ICON from relitigating the finding by another United States District Court that the only remaining ICON patent-in-suit was invalid for indefiniteness. On September 7, 2016 ICON filed a petition with the Court of Appeals for the Federal Circuit requesting a rehearing of its appeal en banc.  On October 14, 2016, the Federal Circuit Court of Appeals denied ICON’s petition for rehearing.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On August 18, 2016 the International Trade Commission (“ITC”) granted Navico’s petition for modification of the limited exclusion order and issued a modified limited exclusion order. On August 24, 2016 Garmin filed with the ITC a motion to stay the modified limited exclusion order pending Garmin’s appeal of this order. On August 29, 2016 Garmin filed a notice of appeal against the ITC’s modified limited exclusion order to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit Court of Appeals”). On August 30, 2016 Garmin filed with the Federal Circuit Court of Appeals a motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal. On August 30, 2016 Garmin also filed with the Federal Circuit Court of Appeals a motion to expedite the schedule for Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and a motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 6, 2016 Navico filed with the ITC its opposition to Garmin’s motion for a stay of the modified limited exclusion order. On September 6, 2016 Navico filed with the Federal Circuit Court of Appeals its opposition to Garmin’s motion to expedite the schedule for Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and its opposition to Garmin’s motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 6, 2016 the ITC filed with the Federal Circuit Court of Appeals its opposition to Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and its opposition to Garmin’s motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 21, 2016 the Federal Circuit Court of Appeals granted Garmin’s motion to expedite the schedule for Garmin’s appeal against the modified limited exclusion order. On October 20, 2016, the ITC denied Garmin’s motion to stay the modified limited exclusion order pending appeal. On October 21, 2016, the Federal Circuit Court of Appeals denied Garmin’s motion to stay the modified limited exclusion order pending appeal.

On August 30, 2016, Navico filed a new request that the ITC initiate an enforcement proceeding. The ITC initiated that proceeding on October 11, 2016.

With respect to the appeal that Garmin filed with the Federal Circuit Court of Appeals on February 10, 2016, Garmin filed its opening brief on September 9, 2016, Navico filed its responsive brief on September 27, 2016 and the ITC filed its responsive brief on September 27, 2016.  Garmin’s reply brief was filed on October 17, 2016.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc. (U.S. District Court for the Eastern District of Texas)

On April 1, 2016 Garmin filed a motion to transfer this action to the United States District Court for the Northern District of Oklahoma. On April 19, 2016 Navico filed an opposition to the motion to transfer and on April 29, 2016 Garmin filed a reply to this opposition. On May 29, 2016 Navico filed a sur-reply in support of its opposition. The court has scheduled a claim construction hearing for February 3, 2017 and a trial date commencing on September 5, 2017.

Pioneer Corporation v. Iiyonet Inc.

On August 31, 2016 the Tokyo District Court dismissed all of Pioneer’s claims and held that Garmin’s products do not infringe any of Pioneer’s asserted patents. On September 14, 2016 Pioneer filed an appeal from this ruling.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On August 10, 2016 the Special Master issued a report and recommendations in which he recommended to the Court (a) the denial of two motions in limine filed by Visteon which had sought to exclude certain evidence from being offered at trial by Garmin and (b) the granting of Garmin’s motion in limine to exclude certain expert testimony concerning alleged infringement of the 5,654,892 patent. On September 12, 2016 the Court issued an opinion and order in which it (a) granted Visteon’s motion in limine to exclude evidence of the fee agreement between Visteon and its counsel, (b) denied Visteon’s moton in limine to exclude evidence of a certain license agreement, and (c) denied Visteon’s motion to exclude Garmin’s expert witness on damages from testifying as to damages on behalf of Garmin. On October 14, 2016 the Court issued an order granting Garmin’s motion to exclude testimony of two of Visteon’s expert witnesses, including the testimony of Visteon’s expert witness as to damages. On October 20, 2016, the Court adopted the Special Master’s findings regarding the denied motions in limine but reversed the Special Master’s finding on the 5,654,892 patent to allow Visteon to present use survey evidence.

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

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2016. The following table lists the Company’s share purchases during the third quarter of fiscal 2016:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approx. Dollar Value of Shares in thousands) That may yet be Purchased Under the Plans or Program
June 26, 2016 - July 23, 2016	182,500	$43.01	182,500	$115,641
July 24, 2016 - August 20, 2016	12,500	$45.95	12,500	$115,066
August 21, 2016 - September 24, 2016	242,453	$48.26	242,453	$103,367

Total	437,453	$46.00	437,453	$103,367

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended on June 10, 2016

Exhibit 10.1	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2016.

Exhibit 10.2	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016.

Exhibit 10.3	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016.

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan.

Exhibit 10.5	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees.

Exhibit 10.6	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees.

Exhibit 10.7	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

Exhibit 10.8	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers.

Exhibit 10.9	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers.

Exhibit 10.10	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers.

Exhibit 10.11	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

Exhibit 10.12	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: October 26, 2016

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended on June 10, 2016

Exhibit 10.1	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2016.

Exhibit 10.2	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016.

Exhibit 10.3	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016.

Exhibit 10.4	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan.

Exhibit 10.5	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees.

Exhibit 10.6	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees.

Exhibit 10.7	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

Exhibit 10.8	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers.

Exhibit 10.9	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers.

Exhibit 10.10	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers.

Exhibit 10.11	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

Exhibit 10.12	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

