Form 10-K
period 2016-12-31
GARMIN LTD
filed 2017-02-22
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to _____

Commission file number 0-31983

GARMIN LTD.

(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)

Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 0.10 Per Share Par Value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which registered)

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

YES ☐     NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 25, 2016 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $4,939,741,064.

Number of shares outstanding of the registrant’s common shares as of February 17, 2017:

Registered Shares, CHF 0.10 par value – 198,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2016.	Part III

Garmin Ltd.

2016 Form 10-K Annual Report

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

Garmin was incorporated in Switzerland on February 9, 2010 as successor to Garmin Ltd., a Cayman Islands company (“Garmin Cayman”). Garmin Cayman was incorporated on July 24, 2000 as a holding company for Garmin Corporation, a Taiwan corporation, in order to facilitate a public offering of Garmin Cayman shares in the United States. On June 27, 2010, Garmin became the ultimate parent holding company of the Garmin group of companies pursuant to a share exchange transaction effected for the purpose of changing the place of incorporation of the ultimate parent holding company of the Garmin group from the Cayman Islands to Switzerland (the “Redomestication”). Pursuant to the Redomestication, all issued and outstanding Garmin Cayman common shares were transferred to Garmin and each common share, par value U.S. $0.005 per share, of Garmin Cayman was exchanged for one registered share, par value 10 Swiss francs (CHF) per share, of Garmin. At the Company’s Annual General Meeting on June 10, 2016, the Company’s shareholders approved the cancellation of 10,000,000 registered shares of the Company held by the Company (the “Formation Shares”) and the reduction in par value of each share of the Company from CHF 10 to CHF 0.10 and the amendment of the Company’s Articles of Association to effect a corresponding share capital reduction. This share cancellation has reduced authorized shares from 208,077,418 shares to 198,077,418 shares, with an incremental 99,038,709 conditional shares that may be issued through the exercise of option rights, which are granted to Garmin employees or members of its Board of Directors. Garmin owns, directly or indirectly, all of the operating companies in the Garmin group.

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

Company Overview

For over 25 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new Global Positioning System (GPS) navigation and wireless devices and applications that are designed for people who live an active lifestyle. Garmin serves five primary business units, including auto, aviation, fitness, marine, and outdoor. We believe it is through these business units that Garmin is able to achieve synergies in raw material purchases, manufacturing, distribution, research and development and marketing efforts making for a stronger, more effective company. Garmin designs, develops, manufactures, markets and distributes a diverse family of hand-held, wearable, portable and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products. Since the inception of its business, Garmin has delivered over 173 million products, which includes the delivery of more than 16 million products during 2016.

Overview of the Global Positioning System

The Global Positioning System is a worldwide navigation system which enables the precise determination of geographic location using established satellite technology. The system consists of numerous constellations of orbiting satellites. Access to the systems is provided free of charge.

Garmin utilizes a variety of global navigation satellite systems (GNSS) including, but not limited to:

•	The satellites and their ground control and monitoring stations maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage.
•	Japan’s MTSAT-based Satellite Augmentation System (MSAS) which achieved initial operating capability for enroute, terminal and approach navigation for aviation on September 27, 2007.
•	The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service which achieved initial operating capability for enroute, terminal, and approach navigation on March 2, 2011.
•	The Global Navigation Satellite System (GLONASS), a space-based satellite navigation system operated by the Russian Federation, consisting of 24 satellites and providing world-wide coverage. In certain urban canyon or restricted sky visibility situations, the use of both GPS and GLONASS satellites to produce a navigation fix may result in improved accuracy.
•	On a subscription basis, certain Garmin products offer access to the Iridium satellite network, a synchronized constellation of 66 low Earth orbit (LEO) satellites offering global data communication coverage. The Iridium network is the only network that spans the entire globe, offering 100 percent coverage worldwide to enable satellite-based communication.

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

Auto

Garmin offers a broad range of auto navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin currently offers to consumers around the world:

Personal Navigation Devices (PND) –

PNDs combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface. PNDs are sold under the Garmin Drive™, zūmo®, dēzl™, RV and Garmin fleet™ product lines. The zūmo series offers motorcycle-specific features. RV series offers features specific to the RV enthusiast. The dēzl series offers over-the-road trucking features while the Garmin fleet series delivers an integrated tracking and dispatch fleet system. Across the expansive product portfolio, Garmin offers features such as large screens, integrated traffic receivers for traffic avoidance, bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views - thousands of high quality photos of actual upcoming junctions, Bluetooth hands-free capability, DashCams/Passenger Cams, driver awareness alerts, and backup cameras. In fiscal years 2016, 2015, and 2014, the Garmin Drive (formerly, nüvi®) class of products represented approximately 16%, 22%, and 27% of Garmin’s total consolidated revenues, respectively.

Original Equipment Manufacturer (OEM) Solutions –

Garmin has cultivated key relationships with many OEMs, where we provide a host of solutions. These range from complete embedded infotainment systems that provide a broad range of functionality, to integrated camera solutions, embedded navigation solutions, and precise positioning technology solutions. These support not only the infotainment system in the vehicle, but also key advanced driver-assistance systems (ADAS) functionality as well.

Mobile Applications –

Garmin offers mobile applications under the Garmin® and NAVIGON® product names. The applications are offered across a broad range of smartphones and tablets including iOS, Android and Windows enabled devices. These applications provide users turn-by-turn, voice-prompted directions and other advanced Garmin navigation features. The Smartphone Link mobile application allows a compatible Garmin navigator to connect to a compatible smartphone. Information can be shared between the smartphone and the navigator including notifications, contacts, search results, driving destination, and even parking location. Additional Garmin Live Services can be accessed through Smartphone Link for useful, real-time driving information.

Action Cameras –

Garmin offers VIRB® action cameras that capture footage up to 4K/30fps with digital image stabilization, voice or wireless remote control, and the ability to take high quality still photographs while the video camera is recording. VIRB action cameras offer built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver to add speed, elevation, G-force, heart rate, and other data onto video through our VIRB® Edit application.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers to consumers around the world:

Outdoor Handhelds –

Outdoor handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, microSD™ card slot for optional customized maps, Bluetooth for smartphone connectivity, and other features. Outdoor handhelds are sold under the Oregon®, Rino®, Montana®, eTrex®, GPSMAP®, and inReach® product lines. Each series of products is designed to serve various price points and niche activity categories. The Rino series of handhelds offers two-way Family Radio Service (FRS) and General Mobile Radio Service (GMRS) that integrate two-way voice communications. The Oregon® series include numerous features such as Active Weather for up-to-date forecasts and animated weather, as well as Geocaching Live for wireless integration with Geocaching.com. Handhelds with inReach® global satellite technology offer 2-way text messaging, S.O.S. capabilities, along with GPS navigation and tracking.

Wearable Devices –

Garmin offers GPS ruggedized smartwatches for outdoor activity. The fēnix® series provides advanced multisport features for hiking, climbing, skiing, running, cycling, and swimming with several different styling options, including premium jeweler’s grade materials available in the fēnix Chronos models. The fēnix series also offers a variety of navigational tools and connected features, as well as Elevate™ wrist heart rate technology for certain models. The tactix® provides features inspired by the requirements of law enforcement and police special operations.

Golf Devices –

The Approach® series of golf-focused devices includes both handhelds and wrist-worn products with over 40,000 preloaded worldwide golf courses. The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the slope-adjusted yardage to fairways, hazards and greens. The X40 model also includes Garmin Elevate™ wrist heart rate technology. A statistic-tracking feature allows users to track and analyze their golf statistics through the Garmin Connect™ application. Some devices include swing metrics, which gives audible tones to fine-tune swing tempo, an internal compass which provides directional assistance to the pin on blind shots, manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

Dog Tracking and Training/Pet Obedience Devices –

Garmin offers a series of dog-focused products providing a range of functionality including GPS-enabled dog tracking, electronic dog training, and electronic bark correction. The products are offered under the Astro®, Alpha®, PRO, Sport PRO™, BarkLimiter™, Delta® and Delta Smart™ product lines. The Astro series can pinpoint multiple dogs’ positions at one time through all-weather collars and a handheld system, and can also connect to a variety of compatible Garmin devices such as the Garmin DriveTrack™ 70 GPS navigator or certain fēnix® series watches to display dog positions. Alpha combines the tracking capabilities of Astro with electronic dog training. The BarkLimiter is an intuitive electronic bark correction device. The Delta and PRO series of training collars offers a remote training device with integrated bark limiting capability for consumer and professional dog training markets. Delta Smart is a dog training device and activity tracker that connects to the Garmin CANINE™ smartphone app, enabling pet owners to monitor their dog’s activity and behavior directly from their smartphone, and give highly customized, or automated training corrections.

Fitness

Garmin offers a broad range of products designed for use in fitness and activity tracking. Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner® series offers compact, lightweight training watches for athletes with integrated GPS sensors that provide time, speed, distance, pace and other data. Most models also offer a heart rate monitoring function and heart rate based calorie computation. In 2016, Garmin added the Forerunner 35, providing an entry level running watch with Garmin Elevate™ wrist-based heart rate monitoring solution. All models allow runners to upload their data to the Garmin Connect™ application, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. Some models are designed specifically for triathletes. These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers –

The Edge® series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists. In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates.

Cycling Power Meter –

Garmin offers Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists. It provides power data to compatible devices with (or using) ANT+® technology. Some models also measure and present right and left leg power balance.

Cycling Safety and Awareness –

Garmin offers the Varia™ product line focused on cycling safety and awareness. Varia bike radar alerts cyclists when vehicles are approaching from behind and Varia bike lights make the cyclist more visible when out on the road. Varia Vision™ is a heads up display that makes data available to the cyclist in their line of sight, so they don’t need to always look down at their Edge cycling computer while they are moving.

Activity Tracking Devices –

Garmin offers numerous devices to address the growing activity tracking market. The vívofit® fitness bands provide a personalized daily goal, track progress and remind users when it’s time to move. The devices feature a one-year battery life with an always-on display that show steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor. vívofit 3 added Garmin Move IQ™ auto activity detection. The vívosmart® HR and vívosmart® HR+ bands provide the same functions as the vívofit 3 but also include Garmin Elevate™, smart notifications and a vibration alert. The vívosmart HR+ also incorporates GPS, allowing users to even more accurately track distance, time and pace for their activities, as well as view a map of their activity on Garmin Connect™. vívoactive® and vívoactive® HR are smartwatches focused on the active lifestyle consumer with all the basic activity tracking features along with applications designed for running, cycling and swimming and includes connectivity to the Connect IQ™ application store for further customizations and capabilities. vívoactive HR includes Garmin Elevate and Move IQ.

Garmin Connect and Garmin Connect Mobile –

Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community.

Marine

Garmin offers a broad range of products designed for use in the recreational marine industry. Garmin currently offers to consumers around the world:

Chartplotters and Multi-Function Displays (MFDs) –

Garmin offers numerous chartplotters/MFDs under the GPSMAP® and echoMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 24-inch fully-integrated Glass Helm offerings. Cartography options range from US coastal and inland lake mapping including worldwide basemaps to highly detailed BlueChart® g2 Vision® and LakeVü HD Ultra charts offering auto-guidance, 3-D chart views and aerial reference photos. BlueChart g2 Vision and LakeVü HD Ultra include Garmin’s most detailed cartography created based on surveys by Garmin’s fleet of high tech boats. In 2016, Garmin Quickdraw™ Contours was introduced, a feature which allows customers to generate their own fishing charts while they cruise around the lake. Additional advanced features and connectivity available include smartphone applications that wirelessly send weather data to your plotter and remotely access your helm electronics. Additionally, most models have the CHIRP sonar function fully integrated to reduce system cost. Our chartplotters also support “plug-and-play” access to onboard sensors and Garmin accessories with NMEA 2000, Garmin Marine Network (a system that combines GPS, radar, SiriusXM WX Satellite Weather, sonar, and other components) and the FUSION-Link™ entertainment interface.

Fishfinders –

Garmin offers a new advanced line of fishfinders, the Striker™ series, which incorporate GPS technology. These fishfinders are available in screen sizes from 4 to 7 inches and are paired with our latest technology sonar transducers to provide the clearest sonar pictures on the water. ClearVü sonar is offered on the 4-, 5- and 7-inch models which provides high resolution images of what is under the boat. The 7-inch model also offers a SideVü option which provides similar high resolution images but reaches much further out on either side of the boat making the search for fish more efficient. The GPS technology enables anglers to mark their best fishing spots and then easily return to them next weekend, next month, or next year. An additional bonus with GPS on board is that Striker can provide very accurate speed data which boaters will enjoy.

Sounders –

Garmin offers “black-box” sounders and “smart transducers” which interface with Garmin MFDs to enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package. The black boxes provide CHIRP, ClearVü, and SideVü sonar similar to our integrated sonar plotters, but can be mounted in a more convenient location away from the helm. Additionally, we offer up to 3kW transmit power with our black box line-up which will reach deeper depths for ocean use. Our newest smart transducer line is Panoptix™. It uses new technology to provide detailed images that can be seen real-time (LiveVü). Panoptix also offers 3D sonar views to give a good perspective of the landscape underneath the water. The RealVü 3D and 3D historical views are available in thru-hull and transom mount versions of our Panoptix Down product. In 2016, Garmin introduced FrontVü (forward looking sonar) based on Panoptix technology. With the PS51 or PS21 FrontVü you can see 8 to 10 times the depth in front of you up to 300 feet.

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

Radar –

In 2016, Garmin introduced the solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption while greatly improving situational awareness of the captain. MotionScope can instantly show if a target is closing on you or safely going in the other direction. Garmin offers both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. When paired with our newer MFDs, the radars support dual-range mode so users can operate the radar in two ranges independently. The Garmin radar solutions range from 18 inches to 6 feet antennas and from 4kW (or equivalent) up to 25kW with a maximum range of 96 nautical miles.

Instruments –

Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays that show data from multiple remote sensors on one screen. Mariners can display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon the specific sensors connected. Garmin instruments range from 4 to 10 inches, and the 10-inch mast mounted displays provide maximum visibility around the vessel.

VHF Communication Radios –

Garmin provides marine radios with differing feature sets for the radio needs of all types of mariners. The entry-level radio is NMEA 0183 compatible, while the premium radio is designed for 35+ foot boats, is NMEA 2000 and NMEA 0183 compatible, offers multi-station support, and monitors all AIS channels at the same time.

Handhelds and Wrist-worn Devices –

Garmin offers a marine-friendly GPS handheld featuring a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States. Also offered for mariners is the quatix®3, Garmin’s second generation GPS watch designed for mariners, combining marine features for navigation and sailing capabilities while integrating Garmin’s GPS technology and interface.

Sailing –

Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These SailAssist features include enhanced wind rose with true and apparent wind data, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

Entertainment –

Garmin’s entertainment brand, FUSION®, consists of marine audio head units, speakers and amplifiers. These products are designed specifically for the marine or RV environments and support many connectivity options for integrating with MFDs and smartphones on your boat for the best user experience on the market. The FUSION StereoACTIVE™ is the first portable stereo with an IPX7 water rating and actually floats. It is perfect for watersports activities or anywhere you want music around the water. The StereoACTIVE has an optional safe for storing items in a water tight compartment.

Aviation

Garmin’s aviation business segment is a leading provider of solutions to aircraft manufacturers, existing aircraft owners and operators, as well as military and government customers and serves a range of aircraft including transport aircraft, business aviation, general aviation, experimental/light sport, helicopters, optionally piloted vehicles (OPV), unmanned aerial vehicles (UAV) and more. Garmin’s portfolio includes navigation, communication, flight control, hazard avoidance, weather radar, radar altimeter, datalink weather, traffic collision avoidance systems, terrain awareness and warning systems (TAWS), controller-pilot data link (CPDLC), an expansive suite of automatic dependent surveillance broadcast (ADS-B) solutions, in-cockpit and cloud connectivity, automated logbook, voice and touch control, wearables, portables, apps and other products and services that are known for innovation, reliability, and value. The list below includes a sampling of some of the aviation capabilities currently offered by Garmin  around the world:

Integrated Avionics Systems/Flight Decks –

Garmin offers a range of integrated glass flight displays and flight decks from the G3X™ for the experimental and light-sport aircraft market to the G5000® for business aviation, military and commercial applications. Basic capabilities integrated include: navigation, communication, attitude, weather, terrain, traffic, ADS-B, engine information on large high-resolution color displays, and automatic flight control systems. More advanced features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP™), electronic flight charts, touchscreen and voice controls, CPDLC, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass avionics for the helicopter market with the G500H, G1000H® and G5000H®. Basic and advanced capabilities are similar to those offered to the aircraft market. The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter terrain awareness and warning system with voice call outs, radar altimeter display, helicopter-specific databases that include additional heliports and low-altitude obstacles, WireAware™ wire-strike avoidance technology, as well as high resolution terrain, tailored ADS-B traffic alerting, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

Garmin also offers all-glass integrated avionics to the retrofit market through the G500, G600, G950®, G1000®, G1000® NXi and G5000®. These solutions provide electronic flight displays that work with separate Garmin avionics to provide essential information such as attitude, air data, weather, terrain, traffic and much more. In addition, upgraded systems also allow for the display and control of such data as altitude preselects and vertical speed, DME distance, radar altitude, analog navigation data and much more.

Panel-mount aviation products –

GPS/Navigation/Communication Solutions –

Garmin serves the market with the GTN™ series, a premium touchscreen GPS, VHF navigation and communication, and multi-function display (MFD). In addition to these core functions, this series of products combines a wealth of information for the pilot into a single display including flight planning, datalink weather, weather radar, traffic, terrain awareness and warning system (TAWS/HTAWS), charts, airport information, airspace boundaries, and much more. Additional capabilities provide advanced ADS-B in traffic display, including TerminalTraffic™ and patented TargetTrend™ technology as well as the ability to control the display with voice commands. The GTN series provides wireless cockpit connectivity (when properly equipped) that includes voice calling, text messaging and position reporting as well as automatic, wireless database updating via Database Concierge as well as wireless flight plan transfer, SiriusXM radio control, sharing of weather, traffic, position information and much more with a portable device like a tablet with the Garmin Pilot™ app. Advanced integration provides the option to install and remotely control a transponder and audio processor for an even more streamlined and single interface. More traditional VHF navigation and VHF communication receivers are available with the GNC® and GTR™ series.

Traffic Solutions –

Garmin offers a comprehensive line of traffic alert and collision avoidance systems (TCAS) and traffic advisory systems (TAS) for all markets served. Advanced TCAS II systems actively identify potential aircraft threats, coordinate and instruct the pilot with a resolution advisory (RA) via a spoken command. The GTS™ series also offers TCAS I and TAS that combine active and passive surveillance data to pinpoint specific traffic threats. The systems use our patented CLEAR CAS™ technology and correlate passive automatic dependent surveillance broadcast (ADS-B) targets with active surveillance targets for a more comprehensive display to the pilot. The system provides audible alerts in a spoken ATC-like format that are easily understood by the pilot and allows them to keep their eyes outside of the aircraft.

Audio Solutions –

The GMA™ series of audio panels ranging from offerings with basic capabilities for the recreational pilot to advanced capabilities including voice control of audio panel and GTN™ series functions, Bluetooth connectivity for wireless music input, phone calls and VIRB® action camera audio output, advanced audio effects, 3D spatial audio processing, digital voice recorder, advanced auto squelch, ambient noise based volume adjustment and independent pilot/co-pilot communications capabilities. When connected to a Garmin GTN series navigator, advanced voice control functions are available, and include the ability for the audio panel to speak back the current position, weather conditions and more.

Transponder and ADS-B Solutions –

For all of the markets served, Garmin offers solutions that meet and exceed the FAA’s ADS-B out mandate that requires all aircraft operating in select U.S. airspace (typically where a Mode C or S transponder is required today) to equip by 2020. For business aviation aircraft, Garmin offers both the GTX 3000 transponder and GDL® 88 datalink for both ADS-B out and in while mitigating the need to modify the existing aircraft panel.

Business aviation, general aviation, helicopters and experimental/light sport aircraft can utilize our popular GTX 345 series of all-in-one ADS-B transponders that offer options with and without GPS built-in (if the aircraft is not already equipped with mandate required GPS source) as well as ADS-B in. ADS-B in can be displayed on compatible Garmin displays like G1000, GTN, G500/G600 as well as select third party displays and wirelessly transmitted to a portable device like a tablet using the Garmin Pilot app or compatible Garmin portable. ADS-B in offers pilots basic weather information including weather radar imagery, as well as advanced display of traffic with our TerminalTraffic and patented TargetTrend technology.

Garmin also offers a range of FAA certified UAT-based ADS-B products within the GDL® series, including ADS-B out and ADS-B in as standard options for built-in GPS.

All of these products provide traffic correlation with both Garmin and other compatible third party traffic systems such as TCAS to provide a single display of traffic to the pilot. Some products also offer the option for diversity (dual) antenna installation.

Weather Solutions –

Weather capabilities are delivered within our GDL®, GSR, GSX, GTX and GWX™ series. Garmin solutions include offering SiriusXM satellite data link weather information (subscription required) to an aircraft via various panel-mount Garmin displays and/or portable devices. With our GSR 56 datalink, on-demand global weather information, text/voice communications and position tracking through the Iridium satellite network (subscription required) is available. The GWX and GSX series offer solid state, real-time, airborne doppler-capable weather radar solutions. Doppler-enhanced features include ground-clutter suppression and turbulence detection.

Portable and Wearable Solutions –

Garmin offers a variety of portable aviation solutions, including our aera® series portable navigators, VIRB® aviation action cameras, D2™ series pilot watches and GDL® 39 series remote GPS/ADS-B receivers. The aera series offers aviators a touchscreen navigation device compatible with a complement of aviation databases including navigation, SafeTaxi®, FliteCharts®, airport directory and terrain/obstacles for heightened situational awareness. Advanced features include: 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, SiriusXM radio and weather (subscription required). Complementing the portable display products and the Garmin Pilot™ tablet application is the GDL 39 which provides a remote source of GPS and ADS-B “In” information for traffic and weather.

The Garmin wearable aviation solutions include our D2™ series pilot watches, which offers a built-in worldwide aviation navigation database and more alongside multisport and smartwatch features. Designed specifically for aviators, the D2 series can display weather information (METARS and TAFs), current position overlaid on a moving map, HSI navigation, Zulu/UTC time and more. With a built-in baro-adjustable altimeter, vibrating alerts based on altitude can be activated to remind a pilot to activate supplemental oxygen or perform other time critical tasks. Multisport features include wrist-based heart rate monitoring and smartwatch capabilities include notification and previews of phone calls, text messages, emails and more. Our VIRB® aviation action camera products provide pilots a comprehensive solution to record their flights, with the ability to integrate air traffic control communications to the audio recording, filter out prop distortion and overlay speed, altitude, G-force and more for enhanced post flight analysis.

Mobile Applications –

Garmin Pilot™ is a premium, global app for iOS or Android mobile devices used for flight planning, filing a flight plan, in flight navigation, and automatic flight logging. It offers a comprehensive and simplified experience to access a wealth of information during any particular phase of the flight including weight and balance, performance, trip calculations, checklists, airport information, weather, traffic, 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, ADS-B weather and traffic, SiriusXM radio and weather (subscription required). It incorporates global navigation databases and charting options from Garmin as well as Jeppesen charts. While internet connected, the app provides access to comprehensive global weather information, as available per region, that generally includes weather radar, weather report (METARS), forecasts (TAFs), weather alerts (AIRMETS/SIGMETS), pilot reports, satellite imagery (visible and IR), winds and temperature aloft, lightning data, and notices to airmen (NOTAM). Garmin Pilot is the cornerstone of Garmin’s connected cockpit, for example when connected wirelessly with G1000® NXi or GTN™, a host of benefits become available including automated database updates for the avionics, flight plan transfer, weather and traffic streaming and much more. Garmin Pilot is also wirelessly compatible with select aera® series, D2™ aviator watches, G3X™ Touch flight displays, GTX series transponders, VIRB® action cameras and much more.

Aviation Databases, Extended Warranties and Subscription Services –

Garmin offers a wide selection of databases, extended warranties and subscription services to complement our products. Our database offerings include Navigation Data, Obstacles, SafeTaxi enhanced airport diagrams, Terrain, Basemap and more. Some of these databases are required by government regulations to be updated regularly for legal flight, and Garmin offers single updates as well as annual subscriptions for owners and operators to update all of an aircraft's qualifying avionics systems at a single price. With a database subscription and compatible avionics, owners and operators can conveniently and wirelessly transfer the latest database updates to their avionics via a tablet running our Garmin Pilot mobile application.

To further our award winning support and standard warranties, we offer fixed price extended warranties for upgrade avionics and integrated flight decks that allow owners and operators peace of mind and predictable maintenance costs. These further our standard warranty periods with world-class factory technical service, 24/7 aircraft-on-ground (AOG) emergency service and more.

Our comprehensive satellite datalink network provides owners and operators with the compatible avionics, a global weather, voice calling, text messaging and position reporting solution. Global weather includes radar imagery, cloud cover, METARs, TAFs and much more for any point on the globe where the data is available (weather products vary by region).

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a vast worldwide network of independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated net sales in the years ended December 31, 2016, December 26, 2015 and December 27, 2014. Marketing support is provided geographically from Garmin’s offices around the world. Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

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

Garmin’s retrofit avionics and aviation portable products are sold through select aviation dealers around the world and, in the case of aviation portable products, also through catalogs and pilot shops. Garmin’s largest aviation dealers include Aircraft Spruce & Specialty Co., Elliott Aviation, Gulf Coast Avionics Corp., Sarasota Avionics, and Sportsman’s Market. Avionics dealers have the training, equipment and certified staff required for installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the auto segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. Some of Garmin’s larger OEM relationships include BMW Motorrad, Bombardier, Chrysler, Harley-Davidson, Honda, Mercedes Benz, Polaris, Suzuki and Volkswagen. In the marine segment, Garmin’s products are standard equipment on various models of boats. Some of the larger OEM relationships include Ranger Tugs, Cutwater Boats (a Division of Fluid Motion, LLC), Bayliner Boats (a division of Brunswick Corporation), Bavaria Yacht, Chaparral Boats, Inc., Andros Boats, Inc., Edgewater Boats, LLC, Bennington Marine, LLC, Cigarette Racing Team, LLC, Cobalt Boats, LLC, G3 Boats (a division of Yamaha Motor Corp.), Gulf Craft, Inc., Fairline Boats, Ltd., Inha Works Ltd. and Regal Marine Industries, Inc. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft. Some of the larger OEM relationships include Airbus Helicopters, Bombardier, Bell Helicopter-A Textron Company, Cirrus Aircraft, Daher, Diamond Aircraft, Embraer SA, Honda Aircraft, Leonardo, Piper Aircraft, Inc., Quest Aircraft Company, Robinson Helicopter Company, Tecnam and Textron Aviation.

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

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for infotainment solutions are Harman International Industries, Panasonic Corporation, and the Mitsubishi Group. Garmin believes that its principal competitors for outdoor product lines are Vista Outdoor, Magellan, a subsidiary of MiTAC, SportDOG Brand and Suunto Oy. Garmin believes that its principal competitors for fitness products are Apple Inc., Samsung Electronics Co., Ltd., Bryton Corp., Fitbit Inc., AliphCom dba Jawbone, Polar Electro Oy, Sigma Sports, Suunto Oy and TomTom NV. For marine products, Garmin believes that its principal competitors are Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., Navico and Flir Systems, Inc. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, CMC Electronics, Free Flight Systems, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Rockwell Collins, Inc., Sagem SA and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered approximately 3,600 people worldwide as of December 31, 2016. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 31,	December 26,	December 27,
($'s in thousands)	2016	2015	2014
Research and development	467,960	427,043	395,121
Percent of net sales	15.5%	15.1%	13.8%

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

Garmin’s design, manufacturing, distribution, and servicing processes in its U.S., Taiwan, China and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan, China and Olathe have achieved TS 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

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

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter, due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications and the release of new products when the initial demand is typically the strongest.

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

As of January 17, 2017, Garmin’s worldwide IP portfolio includes over 1,050 patent and 700 trademark registrations. The duration of foreign patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Because Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan, foreign exchange control laws and regulations of Taiwan with respect to remittances into and out of Taiwan may have an impact on Garmin’s operations. The Taiwan Foreign Exchange Control Statute, and regulations thereunder, provides that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of the Republic of China (Taiwan), also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions. Consequently, foreign currency earned from exports of merchandise and services may now be retained and used freely by exporters, while all foreign currency needed for the import of merchandise and services may be purchased freely from the designated foreign exchange banks. Aside from trade-related foreign exchange transactions, Taiwan companies and residents may, without foreign exchange approval, remit outside and into Taiwan foreign currencies of up to $50 million and $5 million respectively, or their equivalent, each calendar year. Currency conversions within the limits are processed by the designated banks and do not have to be reviewed and approved by the CBC. The above limits apply to remittances involving a conversion between Taiwan Dollars and U.S. Dollars or other foreign currencies. The CBC typically approves foreign exchange in excess of the limits if a party applies with the CBC for review and presents legitimate business reasons justifying the currency conversion. A requirement is also imposed on all enterprises to register all medium and long-term foreign debt with the CBC.

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

Employees

As of December 31, 2016, Garmin had approximately 11,600 full and part-time employees worldwide, of whom approximately 4,400 were in the United States, 100 were in Canada, 5,000 were in Taiwan, 1,300 were in Europe, and 800 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be positive.

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, demand for our products could decrease to the extent that lost sales and profits from declining segments or product categories are not entirely offset.

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. This is particularly important to replace sales and profits lost in declining segments or product categories. The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

Maturation or contraction of the market for wearable devices could adversely affect our revenue and profits.

We have experienced growth in sales and profits in our outdoor and fitness segments, which in recent years have benefited from increased sales of wearable devices. If the wearable device market declines, or categories of devices within the wearable device market decline, such as fitness trackers or smartwatches, our business, financial condition or operating results could be materially adversely affected.

The demand for personal navigation devices (PNDs) has been and continues to be reduced by replacement technologies becoming available on mobile devices and factory-installed systems in new autos, as well as by market saturation.

GPS/navigation technologies have been incorporated into competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems. Many companies are now offering navigation software for these mobile devices. The acceptance of this technology by consumers has reduced sales in this segment and has reduced profits in some periods. Navigation systems are also becoming more prevalent as standard and/or optional equipment on new automobiles. Increased navigation penetration on mobile handsets and in new automobiles is expected to cause further declines in sales of our portable navigation devices and could further reduce profits.

The auto segment, which represents approximately 29% of our revenues, is expected to continue to decline in 2017.

We experienced substantial growth through 2008 in the auto segment of our business as PNDs became mass-market consumer electronics in both Europe and North America. This market is declining as competing technologies emerged and market saturation occurred. This has resulted in, and is expected to continue to result in, periods of lower revenues and profits for this segment.

Our annual and quarterly financial statements will reflect fluctuations in foreign currency translation.

The operation of our subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. Dollar relative to certain other currencies. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. We have not historically hedged our foreign currency exchange rate risks.

The currencies that typically create a majority of our exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling. The Taiwan Dollar is the functional currency of Garmin Corporation, the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., and the Euro is the functional currency of most of our other European subsidiaries, although some transactions and balances are denominated in British Pounds. Other legal entities primarily use the local currency as the functional currency. Due to the relative size of entities using a functional currency other than the Taiwan Dollar, Euro, and British Pound Sterling, fluctuations of other currencies are not expected to have a material impact on our financial statements.

We translate income and expense activity at the approximate rate of exchange at the transaction date, and all assets and liabilities at the rate of exchange in effect at the balance sheet date. Income and expense activity in a currency other than the U.S. Dollar can be impacted by exchange rate variations over time. The majority of our consolidated foreign currency gain or loss is typically driven by exchange rate impacts on the significant cash, receivables, and payables held in a currency other than the functional currency at a given legal entity. Such gain or loss will create variations in our earnings per share. However, because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on our operating performance before the impact of foreign currency gains and losses.

Changes in applicable tax laws or resolutions of tax disputes could result in adverse tax consequences to the Company.

Our tax position could be adversely impacted by changes in Swiss, United States or foreign tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority. We cannot predict the outcome of any specific legislative proposals. Legislative proposals are being considered in Switzerland that could make significant changes in the corporate tax regime and increase the taxes applicable to us in Switzerland. Corporate reform being considered in the United States could significantly change our tax liability such as proposals to remove certain domestic deductions, implement border adjustments, and/or broaden the circumstances under which foreign corporations could be considered resident in the United States.  Moreover, international taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting by multinational corporations. While these recommendations are not changes to tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements.

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

Restrictions on trade, particularly on goods imported from Taiwan or the People’s Republic of China, could significantly harm our results of operations

A significant portion of our global and U.S. sales are comprised of goods assembled and manufactured in our facilities in Taiwan and the PRC. The imposition of additional U.S. or foreign governmental controls, regulations that create new or enhanced restrictions on free trade with the U.S., or increases in tariffs on goods imported into the U.S., including goods imported from China and Taiwan, could have substantial adverse effects on our business operations, results of operations, and financial condition.

Economic, regulatory and political conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete. Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations.

The United Kingdom (UK) held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (EU). Due to the unprecedented nature of the expected withdrawal, significant uncertainty exists surrounding the timing and terms of the expected exit. We have operations in the UK and several EU member states whose currencies, namely British Pound Sterling (GBP) and Euro, economies, taxation, and trade regulation, among other factors, could be adversely impacted by the negotiations and outcomes of the UK’s leaving the EU, which is likely to be a lengthy and complicated process. These events could have a material adverse effect on our business operations, results of operations and financial condition.

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

Changes in our United States federal income tax classification could result in adverse tax consequences to our shareholders.

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

We do not believe that we, or any of our United States or non-United States subsidiaries, are currently a Controlled Foreign Corporation (CFC) for United States federal income tax purposes. We do not expect to become a CFC. The CFC determination is made daily based on whether the United States shareholders own more than fifty percent of the voting power or value of the Company. Only United States persons that own ten percent or more of the voting power of the Company’s shares qualify as United States shareholders. Currently the Company has two shareholders that qualify as United States shareholders owning greater than ten percent of the voting power, totaling 36% of the outstanding shares.  Thus, the addition of even one additional ten percent or greater United States shareholder could result in classification as a CFC and subject all such holders to significant tax consequences. If the Company were to be classified as a CFC for an uninterrupted thirty-day period in any year, the Company’s shareholders that qualify as United States shareholders could be liable to pay US income tax at ordinary income tax rates on their pro-rata share of certain categories of the Company’s income for the period in which the Company is classified as a CFC. As the Company cannot control the ownership of the Company’s stock nor can the Company control which shareholders participate in the Company’s stock buyback program, ownership changes could result that create United States shareholders which increase the risk of Garmin being treated as a CFC.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities, where we manufacture most of our consumer products, are located in Taiwan. Relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future could materially affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could adversely affect our operations in Taiwan in the future.

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

We collect, store, process, and use personal information and other user data. Our users’ fitness-related data and personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and types of the personal information and data we manage and the nature of our products, the security features of our platform and information systems are critical. If our security measures or applications are breached, disrupted or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Garmin data were to experience a breach, disruption or failure of systems compromising our users’ data or the media suggested that our security measures or those of our third-party service providers were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach, disruption or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems or those of our third-party service providers are not secure against third-party access. Additionally, if third parties we work with, such as vendors, business partners, service providers, or developers, violate applicable laws, agreements, or our policies, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, and a newly adopted data protection regulation in the E.U. will go into effect in May 2018. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are sometimes uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We license digital mapping data for use in our products from various sources. There are only a limited number of suppliers of mapping data for each geographical region. The two largest digital map suppliers are HERE (formerly known as NAVTEQ) and TomTom N.V. HERE is owned by Here Acquisition B.V. (a consortium of Daimler AG, BMW AG and Audi AG). Here Acquisition B.V. and TomTom N.V. are also competitors of Garmin.

Although we do not foresee difficulty in continuing to license data at reasonable pricing due to a long term license agreement between Garmin and HERE extending through 2024, if we are unable to continue licensing such mapping data and are unable to obtain an alternative source, or if the nature of our relationships with HERE changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

Failure to obtain required certifications of our products on a timely basis could harm our business.

We have certain products, especially in our aviation segment, that are subject to governmental and similar certifications before they can be sold. For example, FAA certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted, and may in the future result in our being required to pay compensation to our customers. Therefore, such inabilities or delays could adversely affect our operating results. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying severance payments to our senior executive officers, which may impair our ability to recruit for these positions. We do not have key person life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult. For example, in some recent years there has been a nationwide shortage of qualified engineers in the United States who are necessary for us to design and develop new products, and therefore, it has sometimes been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

Our quarterly operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our stock could decline. As we have expanded our operations, our operating expenses, particularly our research and development costs, have increased as a percentage of our sales in some periods. If revenues decrease and we continue to increase research and development costs, our operating results would be negatively affected.

Historically, our revenues have been weaker in the first quarter of each fiscal year as our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. Sales of certain of our fitness, outdoor, marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products in the spring season and travel season. Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

Any past or future acquisition could also result in difficulties assimilating acquired employees, operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other corporate governance matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

Any failure of the United States Congress to appropriate funds for FAA operations that results in any shut down of FAA operations or furloughing of FAA employees could result in delays in the required FAA certification of our avionics products and in the production, sale and registration of aircraft that use our avionics products. Such delays could have a material adverse effect on our business and financial results.

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

GPS is operated by the U.S. Government, which is committed to maintenance and improvement of GPS; however, if the policy were to change, and GPS were no longer supported by the U.S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS), Global Navigation Satellite System (GLONASS), and European Geostationary Navigation Overlay Service (EGNOS). Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets.

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

Various regulatory and legislative measures to address greenhouse gas emissions are in different phases of implementation or discussion. In the aftermath of its 2009 “endangerment finding” that greenhouse gas emissions pose a threat to human health and welfare, the Environmental Protection Agency has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that the U.S. Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency, which could increase the cost of doing business.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our common shares has been, and may continue to be, highly volatile.  During 2016, the closing price of our common shares ranged from a low of $32.29 to a high of $55.75. A variety of factors could cause the price of our common shares to fluctuate, perhaps substantially, including:

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

As of January 18, 2017, current members and former members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 41.36% of our outstanding common shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

We have limited capital reserves from which to make distributions or repurchase shares without subjecting our shareholders Swiss withholding tax.

If we are unable to make distributions, if any, through a reduction of par value or to pay dividends, if any, out of qualifying capital contribution reserves, then any dividends paid by us will generally be subject to a Swiss federal withholding tax at a rate of 35%. Over the long term, the amount of par value and qualifying capital contribution reserves available for us to use for par value reductions or dividends will be limited.  The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). However, there can be no assurance that our shareholders will approve a reduction in par value or a dividend out of qualifying capital contribution reserves, that we will be able to meet the other legal requirements for a reduction in par value, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to make a distribution through a reduction in par value or to pay a dividend out of qualifying capital contribution reserves, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes

Under current Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. However, the portion of the repurchase price that is attributed to qualifying capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. Therefore, repurchase of our own shares further limits the amount of qualifying capital reserves available for distributions to shareholders free of Swiss withholding taxes.  No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares to the extent sufficient qualifying capital reserves are available. However, should we not resell such treasury shares within six years and there is not sufficient qualifying capital contribution reserves, the withholding tax becomes due at the end of the six-year period.

We may follow a share repurchase process for future share repurchases, if any, similar to a "second trading line" on the SIX Swiss Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting our shareholders to Swiss withholding taxes if and to the extent that the repurchase of shares is made out of retained earnings or other taxable reserves. No withholding tax would be applicable if and to the extent that qualifying capital contribution reserves are attributable to the share repurchase.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy facilities of approximately 1,215,000 square feet on approximately 59 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin International, Inc. has also broken ground on an expansion project on that land, which will include an approximately 720,000 square foot manufacturing and distribution center. The second phase of the expansion will include renovation of the existing warehouse and manufacturing center into a research and development facility and supporting office space. Garmin’s subsidiary, Garmin Realty, LLC also owns an additional 34 acres of land in Olathe for expansion. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facility, which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and will hold the bonds until maturity in order to benefit from property tax abatement.

Garmin Corporation owns and occupies 247,000 and 95,000 square foot facilities in Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility in Jhongli, Tao-Yang County, Taiwan, and a 576,000 square foot facility in LinKou, Tao-Yang County, Taiwan. In these facilities, Garmin Corporation manufactures most of Garmin’s consumer and portable aviation products and warehouses, markets and supports products for the Pacific Rim countries. Garmin China Yangzhou Co., Ltd. leases an approximately 86,000 square foot manufacturing facility in Yangzhou, Jiangsu, People’s Republic of China.

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

Garmin International, Inc. owns and occupies an approximate 60,000 square foot facility in Chandler, Arizona, used as office space. Garmin International, Inc. leases 148,000 square feet of land at New Century Airport in Gardner, Kansas under a ground lease which expires in 2026. Garmin International, Inc. owns and occupies a 47,000 square foot aircraft hangar, flight test and certification facility on this land which is used in development and certification of aviation products. Garmin International, Inc. owns a leasehold interest in an additional 53,000 square foot aircraft hangar, flight test and certification facility at New Century Airport in Gardner, which is also used in development and certification of aviation products.

Garmin Würzburg GmbH leases approximately 43,000 square feet in Würzburg, Germany for office and research and development activities. Garmin Cluj S.R.L. leases 28,000 square feet in Cluj, Romania for research and development activities.

Various Garmin subsidiaries lease an additional: (i) 49,000 square feet of office space in Olathe, Kansas for a call center operation; (ii) approximately 38,000 square feet of office space in Yarmouth, Maine, for office and development use related to the business Garmin acquired from DeLorme in 2016; and (iii) approximately 33,000 square feet of office space in Tucson, Arizona, used as offices and for research and development.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Item 3.  Legal Proceedings

Andrea Katz, on behalf of herself and all others similarly situated, v. Garmin Ltd. and Garmin International, Inc.

On December 18, 2013, a purported class action lawsuit was filed against Garmin International, Inc. and Garmin Ltd. in the U.S. District Court for the Northern District of Illinois.  The lead plaintiff was Andrea Katz, on behalf of herself and all others similarly situated.  The class of plaintiffs that Andrea Katz purported to represent includes all individuals who purchased any model of Forerunner watch in the State of Illinois and the United States. Plaintiff asserted claims for breach of contract, breach of express warranty, breach of implied warranties, negligence, negligent misrepresentation, and violations of Illinois statutory law. Plaintiff alleged that Forerunner watch bands have an unacceptable rate of failure in that they detach from the watch. Plaintiff sought compensatory and punitive damages, prejudgment interest, costs, and attorneys’ fees, and injunctive relief. On January 29, 2014 the court dismissed the lawsuit without prejudice. On January 30, 2014, the plaintiff re-filed the lawsuit with the same claims for relief as the earlier action and adding an additional claim for unjust enrichment.  On February 4, 2014, the court ordered the case to be transferred to the United States District Court for the District of Utah.  The plaintiff voluntarily dismissed the case filed in Illinois and, on March 6, 2014, she refiled the lawsuit in the District Court for the District of Utah with the same claims, but with additional claims for violations of the Utah Consumers Sales Practice Act, Lanham Act, and Utah Truth in Advertising Act.  The relief she requested is the same.  On March 31, 2014, Garmin filed a motion to transfer the venue of the Utah action back to the Northern District of Illinois.  On October 21, 2014, the United States District Court for the District of Utah denied Garmin’s motion to transfer venue. On December 26, 2014, Garmin filed a motion to dismiss certain counts of the complaint. On April 16, 2015 the court granted Garmin’s motion in part and dismissed with prejudice (i) Mr. Katz’s (but not Mrs. Katz’s) claim for breach of the implied warranty of merchantability, (ii) the plaintiffs’ Lanham Act claim, (iii) the plaintiffs’ negligence claim and (iv) the plaintiffs’ negligent misrepresentation claim. No class was certified.  The parties agreed to settle the lawsuit in consideration of a settlement under which Garmin would pay the plaintiff’s counsel $385,000 in attorneys’ fees and would repair or replace Forerunner 610 watchbands and watches at no cost provided that a request is made within twelve months of the date of the final approval of the settlement by the court. On November 3, 2016 the court granted final approval of the settlement.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS filed a complaint with the United States International Trade Commission (“ITC”) against Garmin International, Inc., Garmin North America, Inc., Garmin USA, Inc. and Garmin (Asia) Corporation (collectively “Garmin”) alleging a violation of Section 337 of the Tariff Act of 1930, as amended, through alleged infringement by Garmin of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On July 9, 2014 the ITC instituted an investigation pursuant to the complaint. Garmin believes that each asserted claim of the ‘499 patent, the ‘840 patent, and the ‘550 patent is invalid and/or not infringed. A trial hearing before the Administrative Law Judge was held on March 18 through March 24, 2015. The Administrative Law Judge issued his initial determination on July 2, 2015 finding that the asserted claims of the ‘840, ‘499 and ‘550 patents are valid but that there is no infringement by Garmin of the ‘840 patent, the ‘499 patent or the ‘550 patent. On December 1, 2015 the ITC issued a Final Determination finding that most of the asserted claims of the ‘840, ‘499 and ‘550 patents are valid and that there is no infringement by Garmin of the ‘499 patent but that there is infringement by Garmin of the ‘840 and ‘550 patents. The ITC held that claims 1, 7, 12, 13, and 57 of the ‘550 patent were invalid as obvious. The ITC issued a limited exclusion order prohibiting the import into the USA of infringing products and cease and desist orders prohibiting certain domestic activities relating to the infringing products. On January 27, 2016, Navico filed a petition for review of the ITC’s Final Determination in the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). On February 10, 2016, Garmin filed with the Federal Circuit: (i) a motion to intervene in Navico's appeal, and (ii) a petition for review of the abovementioned Final Determination. Garmin is seeking review of all issues appealable in the case, including the portions of the Final Determination finding infringement of the ’840 and ’550 patents. On February 16, 2016 Navico filed a request that the ITC initiate an enforcement proceeding in connection with alleged violations by Garmin of the ITC’s cease and desist orders. On June 3, 2016 Navico withdrew, without prejudice, its request that the ITC initiate an enforcement proceeding. On May 20, 2016 Navico filed a petition for modification of the limited exclusion order issued by the ITC. On June 1, 2016 Garmin filed its opposition to Navico’s petition for modification of the limited exclusion order. On June 9, 2016 Navico filed a reply to Garmin’s opposition. On June 10, 2016 Navico filed a motion for leave to file said reply. On June 20, 2016 Garmin filed an opposition to Navico’s motion for leave to file a reply. On August 18, 2016 the International Trade Commission (“ITC”) granted Navico’s petition for modification of the limited exclusion order and issued a modified limited exclusion order. On August 24, 2016 Garmin filed with the ITC a motion to stay the modified limited exclusion order pending Garmin’s appeal of this order. On August 29, 2016 Garmin filed a notice of appeal against the ITC’s modified limited exclusion order to the Federal Circuit. On August 30, 2016 Garmin filed with the Federal Circuit Court of Appeals a motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal. On August 30, 2016 Garmin also filed with the Federal Circuit Court of Appeals a motion to expedite the schedule for Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and a motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 6, 2016 Navico filed with the ITC its opposition to Garmin’s motion for a stay of the modified limited exclusion order. On September 6, 2016 Navico filed with the Federal Circuit Court of Appeals its opposition to Garmin’s motion to expedite the schedule for Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and its opposition to Garmin’s motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 6, 2016 the ITC filed with the Federal Circuit Court of Appeals its opposition to Garmin’s motion for an interim stay of the ITC’s modified exclusion order and a stay of such order pending resolution of Garmin’s appeal and its opposition to Garmin’s motion for an expedited schedule for Garmin’s appeal against the modified limited exclusion order. On September 21, 2016 the Federal Circuit Court of Appeals granted Garmin’s motion to expedite the schedule for Garmin’s appeal against the modified limited exclusion order. On October 20, 2016, the ITC denied Garmin’s motion to stay the modified limited exclusion order pending appeal. On October 21, 2016, the Federal Circuit denied Garmin’s motion to stay the modified limited exclusion order pending appeal. On January 10, 2017 the Federal Circuit held hearings on (1) Navico’s petition for review of the ITC’s Final Determination, (2) Garmin’s petition for review of the ITC’s Final Determination, and (3) Garmin’s appeal against the ITC’s modification of the limited exclusion order.

On August 30, 2016, Navico filed a new request that the ITC initiate an enforcement proceeding for alleged violations by Garmin of the cease and desist orders issued by the ITC. The ITC initiated that proceeding on October 11, 2016. On January 6, 2017, in connection with this proceeding, Garmin filed a motion for summary determination of no infringement by its tilted DownVü sonar products. Also on January 6, 2017 Navico and Garmin filed a joint stipulation regarding representative products in which, among other things, Navico stated that it is not asserting infringement of ClearVü systems that include a ClearVü transducer and does not assert that ClearVü systems are covered by the ITC’s cease and desist orders. On January 18, 2017 Navico filed its opposition to Garmin’s motion for summary determination of no infringement by its tilted DownVü sonar products. On January 25, 2017 Garmin filed a motion for leave to file a reply in support of its motion for summary determination. On January 31, 2017 Navico filed an opposition to Garmin’s motion for leave to file a reply in support of its motion for summary determination. The Administrative Law Judge has scheduled a hearing in the enforcement proceeding for March 6 and 7, 2017.

Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On June 4, 2014 Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Northern District of Oklahoma against Garmin International, Inc. and Garmin USA, Inc. alleging infringement of U.S. Patents 8,300,499 (“the ’499 patent”); 8,305,840 (“the ’840 patent”); and 8,605,550 (“the ’550 patent”). On October 21, 2014, Garmin filed its answer asserting that each asserted claim of the ‘499, ‘840, and ‘550 patents is invalid and/or not infringed. On September 30, 2015, the court held a hearing on claim construction and the parties await the court’s claim construction order. On December 4, 2015 Garmin filed a motion for summary judgment of invalidity on the basis that the asserted claims of the ‘840 and ‘550 patents are invalid for failure to comply with the definiteness requirements of 35 U.S.S. §112 and that the asserted claims of ‘840 and ‘550 patents are also invalid for failure to comply with the written description requirement of 35 U.S.C. §112 and for summary judgment of non-infringement on the basis that there is no infringement by Garmin of the asserted claims of the ‘499 patent. Garmin also filed a motion for summary judgment of non-infringement of all asserted patents for its second generation DownVü sonar design. On December 4, 2015 Navico filed a motion for partial summary judgment of infringement on the basis that Garmin infringes certain claims of the ‘840 and ‘550 patents, and for summary judgment of validity on the basis that the asserted claims of the ‘840 patent are not anticipated by certain prior art references and that the asserted claims of the ‘840 and ‘550 patents include an adequate written description. On January 15, 2016 the court issued an order staying this lawsuit pending the final determination of any appeal filed with the U.S. Court of Appeals for the Federal Circuit concerning the final determination of the United States International Trade Commission in In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On March 4, 2016, Navico Inc. and Navico Holding AS filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Garmin International, Inc. and Garmin USA, Inc. (collectively, “Garmin”) alleging infringement of U.S. Patents 9,223,022 (“the ’022 patent”) and 9,244,168 (“the ’168 patent”). On April 1, 2016 Garmin filed its answer asserting that each asserted claim of the ‘022 and ‘168 patents is invalid and/or not infringed and that the ‘022 and ‘168 patents are unenforceable due to inequitable conduct by Navico’s representatives during the prosecution of these patents. On April 1, 2016 Garmin also filed a motion to transfer this action to the United States District Court for the Northern District of Oklahoma. The court held a claim construction hearing on February 3, 2017 and the trial is scheduled to commence on September 5, 2017. On November 18, 2016, Navico amended its complaint to allege false advertising claims under the Lanham Act arising from Garmin’s ClearVü advertising materials. On February 6, 2017 the court denied Garmin’s motion to transfer this action to the United States District Court for the Northern District of Oklahoma. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Pioneer Corporation v. Iiyonet Inc.

On October 2, 2014, Pioneer Corporation filed suit in the Tokyo District Court in Japan against Iiyonet Inc. alleging certain Garmin consumer products infringe Japanese Patent No. 3,442,138 (the ‘138 patent). Iiyonet Inc. is the Garmin distributor in Japan for consumer products and was acquired by Garmin in September 2016. Garmin intervened in this action on December 19, 2014, and has filed an answer asserting that the asserted claim of the ‘138 patent is invalid and/or not infringed. On February 25, 2015, Garmin filed a request for Trial of Invalidation for the ‘138 patent before the Japanese Patent Office. Preparatory oral arguments were held before the Tokyo District Court on March 9, 2015. A second round of preparatory oral arguments was held before the Tokyo District Court on May 21, 2015. The parties filed multiple rounds of preparatory documents with the Tokyo District Court between May 21, 2015, and November 30, 2015. On October 9, 2015, the Japanese Patent Office issued an Advanced Notice of Trial Decision finding that Pioneer’s asserted claims are invalid as overbroad but not invalid due to novelty or inventive step. On April 8, 2016, the Japanese Patent Office issued a Trial Decision finding that Pioneer’s asserted claims, as amended, are valid. Garmin has appealed the Japanese Patent Office’s Trial Decision. On August 31, 2016 the Tokyo District Court dismissed all of Pioneer’s claims and held that Garmin’s products do not infringe any of Pioneer’s asserted patents. On September 14, 2016 Pioneer filed an appeal from this ruling to the IP High Court of Japan. The IP High Court has scheduled a hearing for April 25, 2017. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

PulseOn Oy v. Garmin (Europe) Ltd.

On November 11, 2016, PulseOn Oy filed suit in the Patents Court in London, England, against Garmin (Europe) Ltd. alleging infringement of alleged UK unregistered design rights and Registered European Community Design No. 002473769-0004 (the “ 0004 Design”) and Registered European Community Design No. 002473769-0005 (the “ 0005 Design”) by certain Garmin products with wrist-worn heart rate monitors. On January 6, 2017 Garmin filed an application for an order that PulseOn provide a response to a Request for Further Information which Garmin served on PulseOn on December 21, 2016. On January 13, 2017 Garmin filed an application for security for costs. The court has scheduled a hearing on these applications on February 24, 2016. On January 16, 2017 Garmin served its Defence and Counterclaim denying infringement of the UK unregistered design rights and the 0004 Design and the 0005 Design and counterclaiming for revocation of the 0004 Design and the 0005 Design as being invalid. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On February 10, 2010, Visteon Global Technologies, Inc. and Visteon Technologies LLC filed suit in the United States District Court for the Eastern District of Michigan, Southern Division, against Garmin International, Inc. alleging infringement of U.S. Patent No. 5,544,060 (“the ‘060 patent”), U.S. Patent No. 5,654,892 (“the ‘892 patent”), U.S. Patent No. 5,832,408 (“the ‘408 patent”), U.S. Patent No 5,987,375 (“the ‘375 patent”) and U.S. Patent No 6,097,316 (“the ‘316 patent”). On May 17, 2010, Garmin filed its answer asserting that each claim of the ‘060 patent, the ‘892 patent, the ‘408 patent and the ‘375 patent is invalid and/or not infringed. On April 12, 2011, the special master appointed by the court held a claim construction hearing. On December 12, 2011, the court issued an order adopting the special master’s report construing the claims of the patents-in-suit. On September 14, 2012, Garmin filed with the U.S. Patent and Trademark Office petitions for ex parte reexamination of the ‘408 patent and the ‘060 patent as being anticipated and obvious in view of the prior art. The U.S. Patent and Trademark Office subsequently granted Garmin’s requests for ex parte reexaminations and initially rejected all identified claims. On April 15, 2013, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the patentability of the challenged claims of the ‘060 patent. On September 16, 2013, the U.S. Patent and Trademark Office issued a first reexamination certification canceling some of the challenged claims of the ‘408 patent and confirming the patentability of other claims. On November 30, 2012, Garmin filed motions for summary judgment of non-infringement and/or invalidity for the ‘892, ‘316, and ‘375 patents. Visteon filed its own motions for summary judgment of infringement of the ‘408 patent and validity, under section 112, of the ‘375 and ‘060 patents.  On February 4, 2013, the summary judgment motions were referred to the special master for consideration. On May 23, 2014 the special master held a hearing on the summary judgment motions. Prior to the hearing Visteon dropped its claim that Garmin infringes the ‘316 patent. On September 17, 2014, the special master issued a report recommending that Garmin’s motion for summary judgment of non-infringement of the ‘375 patent be granted, Visteon’s motion for summary judgment of validity under section 112 of the ‘375 and ‘060 patents be granted, and that all other motions for summary judgment be denied. On March 18, 2015, the court issued an order granting Garmin’s motion for summary judgment of non-infringement of the ‘375 patent, denying Visteon’s motion for summary judgment as to the ‘408 patent, rejecting the Special Master’s recommendation to grant Visteon’s motion for summary judgment as to Garmin’s Section 112 defenses and denying Visteon’s motion for summary judgment as to Garmin’s Section 112 defenses, denying Garmin’s motion for summary judgment as to the ‘892 patent and dismissing as withdrawn Visteon’s claim of infringement of the ‘316 patent. On November 21, 2014, Garmin filed a second request for ex parte reexamination of the ‘408 patent. On March 23, 2015, the U.S. Patent Office issued a non-final office action finding the challenged claims of the ‘408 patent to be invalid and/or obvious in view of the prior art. On August 18, 2015, the U.S. Patent Office issued a final rejection finding claim 6 to be invalid but finding claims 4-5 to be patentable. On December 18, 2015, Visteon appealed the final rejection of claim 6. The court held a pretrial conference on September 28, 2015. At the pretrial conference, the court referred all pending motions to the special master for consideration. On May 23, 2016 the court also issued an order granting Garmin’s motion to exclude certain Garmin products from the lawsuit and granting in part Garmin’s motion to strike certain expert reports of certain of Visteon’s expert witnesses. On July 13, 2016, the court held a hearing on Garmin’s motion to exclude testimony of two of Visteon’s proposed expert witnesses. The court ordered the parties to submit additional briefing after the hearing with arguments based on the testimony provided at the hearing. On August 10, 2016 the Special Master issued a report and recommendations in which he recommended to the Court (a) the denial of two motions in limine filed by Visteon which had sought to exclude certain evidence from being offered at trial by Garmin and (b) the granting of Garmin’s motion in limine to exclude certain expert testimony concerning alleged infringement of the ’892 patent. On September 12, 2016 the Court issued an opinion and order in which it (a) granted Visteon’s motion in limine to exclude evidence of the fee agreement between Visteon and its counsel, (b) denied Visteon’s motion in limine to exclude evidence of a certain license agreement, and (c) denied Visteon’s motion to exclude Garmin’s expert witness on damages from testifying as to damages on behalf of Garmin. On October 14, 2016 the Court issued an order granting Garmin’s motion to exclude testimony of two of Visteon’s expert witnesses, including the testimony of Visteon’s expert witness as to damages. On October 20, 2016, the Court adopted the Special Master’s findings regarding the denied motions in limine but reversed the Special Master’s finding on the ‘892 patent to allow Visteon to present use survey evidence. No trial date has yet been set nor has any date been set for the special master’s review. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

The Company settled or resolved certain matters during the fiscal year ended December 31, 2016 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 9, 2017.

Dr. Min H. Kao, age 68, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 51, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012, and is currently maintaining the role of principal operating officer. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, Software Engineering Manager of Garmin International, Inc. from 1995 to 2002, and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 54, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 61, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5.  Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s common shares have traded on the Nasdaq Stock Market LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 3, 2017, there were 182 shareholders of record.

The high and low daily closing prices of Garmin’s common shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2016 and 2015 was as follows:

	Year Ended
	December 31, 2016		December 26, 2015
	High	Low	High	Low
First Quarter	$41.44	$32.29	$56.81	$47.47
Second Quarter	$43.88	$39.10	$48.13	$44.21
Third Quarter	$55.75	$39.68	$46.40	$35.45
Fourth Quarter	$52.87	$47.01	$38.27	$32.28

On June 10, 2016, the shareholders approved a dividend of $2.04 per share out of Garmin’s general reserves from capital contribution payable in four equal installments. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2016	June 16, 2016	$0.51
September 30, 2016	September 15, 2016	$0.51
December 30, 2016	December 14, 2016	$0.51
March 31, 2017	March 15, 2017	$0.51

The Company paid the 2016 dividends in accordance with the schedule above and expects to pay the March 31, 2017 dividend. In addition, Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2017. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

On June 5, 2015, the shareholders approved a dividend of $2.04 per share (of which $1.02 was paid in the Company’s 2015 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2015	June 16, 2015	$0.51
September 30, 2015	September 15, 2015	$0.51
December 31, 2015	December 15, 2015	$0.51
March 31, 2016	March 16, 2016	$0.51

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expires on December 31, 2017. See Note 11 for additional information regarding the share repurchase plan.

Period	Total # of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approx. Dollar Value of Shares in thousands) That May Yet be Purchased Under the Plan
Sept 25 - Oct 22, 2016	215,700	$48.34	$92,940
Oct 23 - Nov 19, 2016	189,377	$48.67	$83,722
Nov 20 - Dec 31, 2016	167,294	$50.02	$75,354
Total	572,371	$48.94	$75,354

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ 100 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

39

	12/11	12/12	12/13	12/14	12/15	12/16

Garmin Ltd.	100.00	106.74	126.71	150.02	110.91	151.50
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ 100	100.00	119.87	171.55	205.70	230.27	245.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 31, 2016 and December 26, 2015 and the selected consolidated statement of income data for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 27, 2014, December 28, 2013, and December 29, 2012 and the selected consolidated statement of income data for the years ended December 28, 2013 and December 29, 2012 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$3,018,665	$2,820,270	$2,870,658	$2,631,851	$2,715,675
Cost of goods sold	1,339,095	1,281,566	1,266,246	1,224,551	1,277,195
Gross profit	1,679,570	1,538,704	1,604,412	1,407,300	1,438,480

Operating expenses:
Advertising expense	177,143	167,166	146,633	112,905	138,757
Selling, general and administrative	410,558	394,914	372,032	355,440	369,790
Research and development	467,960	427,043	395,121	364,923	325,773
Total operating expenses	1,055,661	989,123	913,786	833,268	834,320

Operating income	623,909	549,581	690,626	574,032	604,160
Other income, net (2)(3)	5,761	17,606	33,119	79,526	20,368
Income before income taxes	629,670	567,187	723,745	653,558	624,528

Income tax provision (4)(5)	118,856	110,960	359,534	41,146	82,125
Net income	$510,814	$456,227	$364,211	$612,412	$542,403

Net income per share:
Basic	$2.71	$2.39	$1.89	$3.13	$2.78
Diluted	$2.70	$2.39	$1.88	$3.12	$2.76

Weighted average common shares outstanding:
Basic	188,818	190,631	193,106	195,411	194,909
Diluted	189,343	191,107	194,165	196,341	196,213

Dividends declared per share	$2.04	$2.04	$1.92	$1.80	$1.80

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$846,883	$833,070	$1,196,268	$1,179,149	$1,231,180
Marketable securities	1,480,237	1,558,548	1,575,333	1,651,968	1,641,395
Total assets	4,525,133	4,499,391	4,693,303	4,879,603	4,819,124
Total debt	-	-	-	-	-
Total stockholders' equity	3,418,003	3,345,126	3,403,367	3,659,706	3,531,796

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2016 which includes 53 weeks.
(2)	Other income, net mainly consists of gain (loss) on sale of marketable securities, interest income, and foreign currency gain (loss).
(3)	Includes $31.7 million, $23.5 million, $4.3 million, and $20.0 million of foreign currency losses in 2016, 2015, 2014, and 2012, respectively, and $35.5 million of foreign currency gain in 2013.
(4)	2014 – includes $72.9 million income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Swiss withholding tax expense due to the release of reserves; 2013 - includes $68.7 million income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Taiwan surtax expense due to the release of reserves
(5)	Includes a $307.6 million income tax expense in 2014 associated with our inter-company restructuring discussed within Item 7 - Discussion and Analysis of Financial Condition and Results of Operation - Comparison of the 52-weeks ended December, 26 2015 and December 27, 2014

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2016 contains 53 weeks compared to 52 weeks for 2015 and 2014. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

For information on each of the following critical accounting policies and/or estimates, refer to the discussion in the Notes to the Consolidated Financial Statements as indicated in the table below:

Revenue Recognition	Note 2 - Summary of Significant Accounting Policies
Trade Accounts Receivable	Note 2 - Summary of Significant Accounting Policies
Loan Receivable	Note 2 - Summary of Significant Accounting Policies
Warranties	Note 2 - Summary of Significant Accounting Policies
Inventory	Note 2 - Summary of Significant Accounting Policies
Long-Lived Assets (including Goodwill)	Note 2 - Summary of Significant Accounting Policies
Investments	Note 2 - Summary of Significant Accounting Policies & Note 3 - Marketable Securities
Income Taxes	Note 2 - Summary of Significant Accounting Policies & Note 6 - Income Taxes
Stock Based Compensation	Note 2 - Summary of Significant Accounting Policies & Note 9 - Stock Compensation Plans

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network and to original equipment manufacturers. Refer to the Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements. Our sales are largely of a consumer nature, and there is a relatively short cycle between order and shipment. Therefore, we believe that backlog levels are not necessarily indicative of our future sales results, and backlog information is not material to the understanding of our business. We typically ship most orders within 72 hours of receipt.

Net sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter, due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications and the release of new products when the initial demand is typically the strongest.

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components. We believe that our flexible production model allows our Xizhi, Jhongli, and LinKou manufacturing plants in Taiwan; Yangzhou manufacturing plant in China; and our Olathe, Kansas, and Salem, Oregon manufacturing plants in the U.S. to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan and China than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit. In the past, prices of our devices sold into the auto market have declined due to market pressures and introduction of new products sold at lower price points. In recent years, pricing has stabilized in auto, allowing for relatively stable gross margins excluding the impact of deferred revenues and costs. The average selling prices of our aviation, outdoor, fitness, and marine products have historically been stable due to product mix and the introduction of more advanced products sold at higher prices. The effect of the sales price differences inherent within the mix of products sold could have a significant impact on our gross profit.

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

Income Taxes

We have experienced a relatively low effective corporate tax rate due to the proportion of our revenue generated by entities in tax jurisdictions with low statutory rates. In particular, the profit entitlement afforded our Swiss-based companies based on their intellectual property rights ownership of our consumer products have contributed to our relatively low effective corporate tax rate.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	53-weeks ended	52-weeks ended	52-weeks ended
	Dec. 31,	Dec. 26,	Dec. 27,
	2016	2015	2014
Net sales	100%	100%	100%
Cost of goods sold	44%	45%	44%
Gross profit	56%	55%	56%
Operating expenses:
Advertising	6%	6%	5%
Selling, general and administrative	14%	14%	13%
Research and development	16%	15%	14%
Total operating expenses	35%	35%	32%
Operating income	21%	19%	24%
Other income, net	0%	1%	1%
Income before income taxes	21%	20%	25%
Provision for income taxes	4%	4%	13%
Net income	17%	16%	13%

In 2016 the Company moved action camera related revenue and expenses from the outdoor segment to the auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 52-weeks ended December 26, 2015 and December 27, 2014 have been recast to conform to the current year presentation.

The following table sets forth our results of operations through operating income for each of our five segments during the period shown. For each line item in the table, the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

53-weeks ended December 31, 2016	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$546,326	$818,486	$331,947	$882,558	$439,348
Cost of goods sold	205,822	381,281	148,238	493,811	109,943
Gross profit	340,504	437,205	183,709	388,747	329,405

Advertising expense	31,005	90,871	15,516	33,122	6,629
Selling, general and administrative expenses	77,016	118,753	60,061	127,618	27,110
Research and development expense	48,448	66,985	55,965	125,660	170,902
Total operating expenses	156,469	276,609	131,542	286,400	204,641

Operating income	$184,035	$160,596	$52,167	$102,347	$124,764

52-weeks ended December 26, 2015	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$411,184	$661,599	$286,778	$1,062,091	$398,618
Cost of goods sold	156,306	295,460	128,285	597,611	103,904
Gross profit	254,878	366,139	158,493	464,480	294,714

Advertising expense	24,655	79,737	16,106	40,710	5,958
Selling, general and administrative expenses	54,132	97,809	60,834	157,151	24,988
Research and development expense	37,021	54,019	52,942	130,550	152,511
Total operating expenses	115,808	231,565	129,883	328,411	183,457

Operating income	$139,070	$134,574	$28,611	$136,069	$111,257

52-weeks ended December 27, 2014	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$409,847	$568,440	$248,371	$1,258,085	$385,915
Cost of goods sold	143,188	210,153	118,661	688,742	105,502
Gross profit	266,659	358,287	129,710	569,343	280,413

Advertising expense	28,650	52,606	12,353	46,245	6,779
Selling, general and administrative expenses	52,203	75,747	42,975	177,649	23,458
Research and development expense	29,747	39,252	48,150	134,774	143,198
Total operating expenses	110,600	167,605	103,478	358,668	173,435

Operating income	$156,059	$190,682	$26,232	$210,675	$106,978

Comparison of 53-Weeks Ended December 31, 2016 and 52-Weeks Ended December 26, 2015

Net Sales

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$546,326	18%	$411,184	15%	$135,142	33%
Fitness	818,486	27%	661,599	23%	156,887	24%
Marine	331,947	11%	286,778	10%	45,169	16%
Auto	882,558	29%	1,062,091	38%	(179,533)	-17%
Aviation	439,348	15%	398,618	14%	40,730	10%
Total	$3,018,665	100%	$2,820,270	100%	$198,395	7%

Net sales increased 7% in 2016 when compared to the year-ago period. All segments had an increase in revenue except for auto. Auto revenue remains the largest portion of our revenue mix at 29% in the 53-weeks ended 2016 compared to 38% in the 52-weeks ended 2015.

Total unit sales increased 4% to 16.8 million units in 2016 from 16.2 million units in 2015.

Auto segment revenue decreased 17% from the year-ago period, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation revenues increased 33%, 24%, 16%, and 10%, respectively, when compared to the year-ago period, primarily due to increases in sales volumes. Growth in outdoor was driven by wearables and the newly acquired DeLorme product lines. The increase in fitness was driven by wearables with Garmin ElevateTM wrist heart rate technology. Our marine segment increased due to growth in chartplotters, fishfinders, and entertainment systems. Aviation revenues increased due to growth in both OEM and aftermarket sales.

Cost of Goods Sold

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$205,822	38%	$156,306	38%	$49,516	32%
Fitness	381,281	47%	295,460	45%	85,821	29%
Marine	148,238	45%	128,285	45%	19,953	16%
Auto	493,811	56%	597,611	56%	(103,800)	-17%
Aviation	109,943	25%	103,904	26%	6,039	6%
Total	$1,339,095	44%	$1,281,566	45%	$57,529	4%

Cost of goods sold increased 4% in absolute dollars for the 53-weeks ended December 31, 2016 when compared to the 52-weeks ended December 26, 2015.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the outdoor and fitness segments, the increases of 32% and 29% in cost of goods sold, respectively, primarily reflect strong volume growth. In the marine and aviation segments, the increases of 16% and 6%, respectively, primarily reflect volume growth.

Gross Profit

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$340,504	62%	$254,878	62%	$85,626	34%
Fitness	437,205	53%	366,139	55%	71,066	19%
Marine	183,709	55%	158,493	55%	25,216	16%
Auto	388,747	44%	464,480	44%	(75,733)	-16%
Aviation	329,405	75%	294,714	74%	34,691	12%
Total	$1,679,570	56%	$1,538,704	55%	$140,866	9%

Gross profit dollars in the 53-weeks ended December 31, 2016 increased 9% while gross profit margin increased 100 basis points compared to the 52-weeks ended December 26, 2015. Growth in sales of higher margin segments contributed to the increase in gross profit dollars and gross margin percentage. Fitness margin declined to 53% due to product mix. All other segment gross margin rates are relatively consistent between fiscal periods.

Advertising Expenses

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$31,005	6%	$24,655	6%	$6,350	26%
Fitness	90,871	11%	79,737	12%	11,134	14%
Marine	15,516	5%	16,106	6%	(590)	-4%
Auto	33,122	4%	40,710	4%	(7,588)	-19%
Aviation	6,629	2%	5,958	1%	671	11%
Total	$177,143	6%	$167,166	6%	$9,977	6%

Advertising expense increased 6% in absolute dollars and was relatively flat as a percent of revenues in the 53-weeks ended December 31, 2016 compared to the 52-weeks ended December 26, 2015. The increase in absolute dollars is primarily attributable to outdoor and fitness, partially offset by auto.

Selling, General and Administrative Expenses

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$77,016	14%	$54,132	13%	$22,884	42%
Fitness	118,753	15%	97,809	15%	20,944	21%
Marine	60,061	18%	60,834	21%	(773)	-1%
Auto	127,618	14%	157,151	15%	(29,533)	-19%
Aviation	27,110	6%	24,988	6%	2,122	8%
Total	$410,558	14%	$394,914	14%	$15,644	4%

Selling, general and administrative expense increased 4% and was relatively flat as a percent of revenues in the 53-weeks ended December 31, 2016 compared to the 52-weeks ended December 26, 2015. The absolute dollar increase is primarily attributable to information technology costs and salaries and benefits. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues with the exception of the marine segment, as expenses decreased as a percentage of revenue due to prior year specific litigation matters.

Research and Development Expense

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$48,448	9%	$37,021	9%	$11,427	31%
Fitness	66,985	8%	54,019	8%	12,966	24%
Marine	55,965	17%	52,942	18%	3,023	6%
Auto	125,660	14%	130,550	12%	(4,890)	-4%
Aviation	170,902	39%	152,511	38%	18,391	12%
Total	$467,960	16%	$427,043	15%	$40,917	10%

Research and development expense increased 10% due to ongoing development activities for new products and additional engineering personnel throughout the 53-weeks ended December 31, 2016. In absolute dollars, research and development costs increased $40.9 million when compared with the 52-weeks ended December 26, 2015, and increased 40 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	53-weeks ended December 31, 2016		52-weeks ended December 26, 2015		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$184,035	34%	$139,070	34%	$44,965	32%
Fitness	160,596	20%	134,574	20%	26,022	19%
Marine	52,167	16%	28,611	10%	23,556	82%
Auto	102,347	12%	136,069	13%	(33,722)	-25%
Aviation	124,764	28%	111,257	28%	13,507	12%
Total	$623,909	21%	$549,581	19%	$74,328	14%

As a result of the above, operating income increased 14% in absolute dollars and 120 basis points as a percent of revenue when compared to the 52-weeks ended December 26, 2015. Revenue growth with a slight increase in gross margin percentage contributed to the growth, slightly offset by increased operating expenses, as discussed above, with the exception of the marine segment, as operating expenses decreased as a percentage of revenue due to prior year specific litigation matters.

Other Income (Expense)

	53-weeks ended	52-weeks ended
	December 31, 2016	December 26, 2015
Interest income	$33,406	$29,653
Foreign currency gains (losses)	(31,651)	(23,465)
Other	4,006	11,418
Total	$5,761	$17,606

The average return on cash and investments during the 53-weeks ended December 31, 2016 and the 52-weeks ended December 26, 2015 were 1.5% and 1.2%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

Foreign currency gains and losses for the Company are typically driven by movements in the Taiwan Dollar, Euro, and British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., and the Euro is the functional currency of most of our other European subsidiaries, although some transactions and balances are denominated in British Pounds. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, Euro, and British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The $31.7 million currency loss in fiscal 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar and the strengthening of the U.S. Dollar against the Euro and British Pound Sterling. During fiscal 2016, the U.S. Dollar weakened 1.7% against the Taiwan Dollar, resulting in a loss of $9.2 million, while the U.S. Dollar strengthened 4.2% against the Euro and 16.8% against the British Pound Sterling, resulting in losses of $13.0 million and $5.1 million, respectively. The remaining net currency loss of $4.4 million is related to other currencies and timing of transactions.

The $23.5 million currency loss in fiscal 2015 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound Sterling, partially offset by a gain associated with the strengthening of the U.S. Dollar against the Taiwan Dollar. During fiscal 2015, the U.S. Dollar strengthened 10.0% against the Euro and 4.6% against the British Pound Sterling, resulting in losses of $31.2 million and $2.1 million, respectively. This was largely offset by the U.S. Dollar strengthening 3.8% against the Taiwan Dollar, resulting in a gain of $19.5 million. The remaining net currency loss of $9.7 million is related to other currencies and timing of transactions.

During the 53-weeks ended December 31, 2016, Garmin recorded other income of $4.0 million compared to $11.4 million in the 52-weeks ended December 26, 2015. The decrease in fiscal 2016 relates primarily to a legal settlement received in fiscal 2015.

Income Tax Provision

Our income tax expense increased by $7.9 million, to $118.9 million for the 53-weeks ended December 31, 2016, from $111.0 million for the 52-weeks ended December 26, 2015.  Contributing to the increase was:

•	Increased income before taxes in the 53-weeks ended December 31, 2016 compared to the 52-weeks ended December 26, 2015,

Partially offset by:

•	A net release of uncertain tax position reserves due to expiration of certain statutes of limitations of $11.9 million for the 53-weeks ended December 31, 2016, as compared with $7.3 million for the 52-weeks ended December 26, 2015.

As described in Note 14, the Company expects to revalue certain Switzerland deferred tax assets, for which the Company anticipates recording approximately $150 million of income tax benefit in the first quarter of 2017. This may result in cash outlays for income taxes exceeding income tax expense recognized in certain future periods.

Net Income

As a result of the various factors noted above, net income increased 12% to $510.8 million for the 53-weeks ended December 31, 2016 compared to $456.2 million for the 52-weeks ended December 26, 2015.

Comparison of 52-Weeks Ended December 26, 2015 and December 27, 2014

In 2016 the Company moved action camera related revenue and expenses from the outdoor segment to the auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 52-weeks ended December 26, 2015 and December 27, 2014 have been recast to conform to the current year presentation.

Net Sales

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$411,184	15%	$409,847	14%	$1,337	0%
Fitness	661,599	23%	568,440	20%	93,159	16%
Marine	286,778	10%	248,371	9%	38,407	15%
Auto	1,062,091	38%	1,258,085	44%	(195,994)	-16%
Aviation	398,618	14%	385,915	13%	12,703	3%
Total	$2,820,270	100%	$2,870,658	100%	$(50,388)	-2%

Net sales decreased 2% in 2015 when compared to fiscal year 2014. All segments, excluding aviation, were impacted by revenues denominated in currencies that weakened against the U.S. Dollar during the period. In total, it is estimated that the strong U.S. Dollar reduced revenues by approximately $189 million, which represents 6% of revenue. Auto revenue remains the largest portion of our revenue mix at 38% in the fiscal year 2015 compared to 44% in the fiscal year 2014.

Total unit sales increased 7% to 16.2 million units in 2015 from 15.1 million units in 2014. The increase in unit sales volume was attributable to fitness and marine volumes partially offset by declines in each of the other segments.

Auto segment revenue decreased 16% from fiscal year 2014, as both the contribution of amortization of previously deferred revenue declined when compared to 2014 and volumes declined. Fitness revenues increased 16% on the strength of our wearables portfolio. Aviation revenues increased 3% from fiscal year 2014 as market share gains were partially offset by industry weakness. Outdoor revenues remained relatively flat to fiscal year 2014, as geographic exposure to weak currencies and maturing product categories were largely offset by the strength of outdoor wearables. Revenues in our marine segment increased 15% as the release of new marine products drove strong revenue growth.

Cost of Goods Sold

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$156,306	38%	$143,188	35%	$13,118	9%
Fitness	295,460	45%	210,153	37%	85,307	41%
Marine	128,285	45%	118,661	48%	9,624	8%
Auto	597,611	56%	688,742	55%	(91,131)	-13%
Aviation	103,904	26%	105,502	27%	(1,598)	-2%
Total	$1,281,566	45%	$1,266,246	44%	$15,320	1%

Cost of goods sold increased 1% in absolute dollars for fiscal year 2015 when compared to fiscal year 2014. Cost of goods as a percentage of revenue increased in part due to a stronger U.S. Dollar that created downward pressure on revenue in all segments excluding aviation as discussed above.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the fitness and outdoor segments, the cost of goods increase outpaced revenue growth due to product mix and competitive pricing dynamics. The cost of goods decrease as a percentage of revenue in marine is due to increased sales of higher margin products. Aviation cost of goods was lower due to product mix.

Gross Profit

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$254,878	62%	$266,659	65%	$(11,781)	-4%
Fitness	366,139	55%	358,287	63%	7,852	2%
Marine	158,493	55%	129,710	52%	28,783	22%
Auto	464,480	44%	569,343	45%	(104,863)	-18%
Aviation	294,714	74%	280,413	73%	14,301	5%
Total	$1,538,704	55%	$1,604,412	56%	$(65,708)	-4%

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

Selling, General and Administrative Expenses

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$54,132	13%	$52,203	13%	$1,929	4%
Fitness	97,809	15%	75,747	13%	22,062	29%
Marine	60,834	21%	42,975	17%	17,859	42%
Auto	157,151	15%	177,649	14%	(20,498)	-12%
Aviation	24,988	6%	23,458	6%	1,530	7%
Total	$394,914	14%	$372,032	13%	$22,882	6%

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

Operating Income

	52-weeks ended Dec 26, 2015		52-weeks ended Dec 27, 2014		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$139,070	34%	$156,059	38%	$(16,989)	-11%
Fitness	134,574	20%	190,682	34%	(56,108)	-29%
Marine	28,611	10%	26,232	11%	2,379	9%
Auto	136,069	13%	210,675	17%	(74,606)	-35%
Aviation	111,257	28%	106,978	28%	4,279	4%
Total	$549,581	19%	$690,626	24%	$(141,045)	-20%

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

The $23.5 million currency loss in fiscal 2015 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound Sterling, partially offset by a gain associated with the strengthening of the U.S. Dollar against the Taiwan Dollar. During fiscal 2015, the U.S. Dollar strengthened 10.0% against the Euro and 4.6% against the British Pound Sterling, resulting in losses of $31.2 million and $2.1 million, respectively. This was largely offset by the U.S. Dollar strengthening 3.8% against the Taiwan Dollar, resulting in a gain of $19.5 million. The remaining net currency loss of $9.7 million is related to other currencies and timing of transactions.

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

In addition, the full year income mix by tax jurisdiction for 2015 compared to 2014 is resulting in an increased effective tax rate.

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure.  This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings.  As a result of the change in corporate structure, Garmin recorded tax expense of $307.6 million.  The cash tax payments of $78.1 million and $182.8 million associated with the restructuring were made in the third quarter of 2014 and the second quarter of 2015, respectively.  The remainder of the accrued tax will be paid incrementally as the cash is repatriated.

Net Income

As a result of the various factors noted above, net income increased 25% to $456.2 million for the fiscal year 2015 compared to $364.2 million for the fiscal year 2014.

Liquidity and Capital Resources

Operating Activities

	Fiscal Year Ended
	Dec 31,	Dec 26,	Dec 27,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$705,682	$280,467	$522,711

The $425.2 million increase in cash provided by operating activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to the following:

•	the impact of income taxes payable providing $154.0 million more cash, primarily related to the timing of 2015 income tax payments associated with the inter-company restructuring that was announced in the third quarter of 2014
•	inventories and related provisions for obsolete and slow moving inventories providing $122.5 million more cash primarily due to reduced purchases of safety stock of specific raw materials and strong demand of products throughout the fiscal year
•	other current and noncurrent assets providing $109.6 million more cash primarily related to the timing of prepayments for royalties
•	net income increasing $54.6 million as discussed in the Results of Operations section above
•	other current and noncurrent liabilities providing $24.0 million more cash primarily due to timing of payments for royalties
•	deferred revenue/costs providing $21.8 million more working capital benefit due to the net decrease in amortization of previously deferred revenue/cost and
•	the increase in stock compensation expense of $15.0 million, primarily associated with performance-contingent awards

Partially offset by:

•	accounts payable providing $47.6 million less cash primarily due to the timing of payments
•	the $24.5 million impact of decreasing unrealized foreign currency losses due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above and
•	accounts receivable providing $13.5 million less cash primarily due to the timing of collections

The $242.2 million decrease in cash provided by operating activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	the impact of income tax payable providing $247.0 million less cash due primarily to the timing of disbursements related to the inter-company restructuring
•	other current and noncurrent assets providing $108.0 million less cash primarily due to prepayments of royalties and timing of payments for insurance
•	the impact of deferred income taxes providing $83.9 million less cash primarily due to the timing of withholding taxes paid and
•	inventories and related provisions for obsolete and slow moving inventories providing $47.9 million less cash primarily due to additional safety stock of specific raw materials and continued growth in products offered

Partially offset by:

•	net income increasing $92.0 million, as discussed in the Results of Operations section above
•	accounts receivable providing $49.9 million more cash primarily due to the impact of lower revenues and associated decline in receivables
•	the impact of increasing unrealized foreign currency losses providing $37.4 million less cash due to the impact of foreign currency rate fluctuations as discussed in the Results of Operations section above
•	deferred revenue/costs providing $32.6M more working capital benefit due to the decreased amortization of previously deferred revenue/cost as discussed in the Results of Operations section above and
•	accounts payable providing $27.1 million more cash primarily due to the timing of payments

Investing Activities

	Fiscal Year Ended
	Dec 31,	Dec 26,	Dec 27,
(In thousands)	2016	2015	2014
Net cash (used in) provided by investing activities	$(121,537)	$(111,979)	$131,332

The $9.6 million increase in cash used in investing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to the following:

•	increased cash payments for acquisitions of $39.3 million
•	increased purchases of property and equipment of $10.4 million and
•	decreased proceeds from the sale of property and equipment of $7.2 million

Partially offset by:

•	increased net redemptions of marketable securities of $49.0 million

The $243.3 million decrease in cash provided by investing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	collection of cash advanced under a loan receivable commitment with Bombardier of $137.4 million in 2014
•	decreased net investments in marketable securities of $87.0 million and
•	increased cash payments for acquisitions of $19.8 million

We have budgeted approximately $130 million to $140 million of capital expenditures during fiscal 2017 to include some facility expansion, along with normal ongoing capital expenditures and maintenance activities. Approximately half of the budgeted capital expenditures in fiscal 2017 are attributable to Olathe, Kansas facilities, including the expansion project described within “Item 2. Properties”. It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during fiscal 2016, 2015, and 2014 were approximately 1.5%, 1.2%, and 1.3%, respectively.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 3 for additional information regarding marketable securities.

Financing Activities

	Fiscal Year Ended
	Dec 31,	Dec 26,	Dec 27,
(In thousands)	2016	2015	2014
Net cash used in financing activities	$(561,676)	$(500,092)	$(599,622)

The $61.6 million increase in cash used in financing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to the following:

•	increased dividend payments of $103.3 million due to an additional dividend payment made in fiscal year 2016 due to the 53-week year and the year-over-year increase of our dividend rate

Partially offset by:

•	decreased purchases of treasury stock of $38.2 million under our share repurchase authorization

The $99.5 million decrease in cash used in financing activities in fiscal year 2015 compared to fiscal year 2014 was primarily due to the following:

•	decreased purchase of treasury stock of $110.2 million under a share repurchase authorization

Partially offset by:

•	increased dividend payments of $18.0 million due to the increase in our year-over-year dividend rate

Our dividend has progressively increased from $0.45 per share for the eight calendar quarters beginning in June 2012 to $0.48 per share for the four calendar quarters beginning in June 2014 to $0.51 per share for the eight calendar quarters beginning in June 2015.

We primarily use cash flow from operations to fund our capital expenditures, to support our working capital requirements, to pay dividends, and to fund share repurchases. We expect that future cash requirements will principally be for capital expenditures, working capital, payment of dividends declared, share repurchases and the funding of strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

Contractual Obligations and Commercial Commitments

As of December 31, 2016, operating leases comprise the substance of the Company’s commercial commitments with long-term scheduled payments, as summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$73,305	$15,229	$22,003	$14,905	$21,168

The Company is party to certain other commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 31, 2016 was approximately $403.1 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $115.1 million as of December 31, 2016, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

During fiscal year 2016, the U.S. Dollar weakened 1.7% against the Taiwan Dollar resulting in a $9.2 million foreign currency loss. The U.S. Dollar strengthened 4.2% against the Euro resulting in a foreign currency loss of $13.0 million. The U.S. Dollar strengthened 16.8% against the British Pound Sterling resulting in a loss of $5.1 million. The net result of these currency moves combined with other net losses of $4.4 million, and the timing of transactions during the year was a net loss of $31.7 million for the Company and a currency translation adjustment of $4.7 million during the fiscal year 2016.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 31, 2016 and December 26, 2015, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $92 million and $95 million at December 31, 2016 and December 26, 2015.

Interest Rate Risk

We have no outstanding long-term debt as of December 31, 2016. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2016 and 2015, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 31, 2016 and December 26, 2015, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $45 million and $43 million at December 31, 2016 and December 26, 2015. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 31, 2016, December 26, 2015, December 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garmin Ltd. and Subsidiaries at December 31, 2016 and December 26, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Garmin Ltd. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 22, 2017

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Information)

	December 31,	December 26,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$846,883	$833,070
Marketable securities (Note 3)	266,952	215,161
Accounts receivable, less allowance for doubtful accounts of $14,669 in 2016 and $13,805 in 2015	527,062	531,481
Inventories, net	484,821	500,554
Deferred costs	47,395	49,176
Prepaid expenses and other current assets	89,903	81,645
Total current assets	2,263,016	2,211,087

Property and equipment, net
Land and improvements	104,740	85,162
Building and improvements	376,916	351,778
Office furniture and equipment	222,439	206,025
Manufacturing equipment	129,526	131,055
Engineering equipment	124,979	113,690
Vehicles	21,259	20,939
	979,859	908,649
Accumulated depreciation	(496,981)	(462,560)
	482,878	446,089

Restricted cash (Note 4)	113	259
Marketable securities (Note 3)	1,213,285	1,343,387
Noncurrent deferred income tax (Note 6)	110,293	116,518
Noncurrent deferred costs	56,151	38,769
Intangible assets, net	305,002	245,552
Other assets	94,395	97,730
Total assets	$4,525,133	$4,499,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$172,404	$178,905
Salaries and benefits payable	88,818	70,601
Accrued warranty costs	37,233	30,449
Accrued sales program costs	80,953	67,613
Deferred revenue	146,564	164,982
Accrued royalty costs	36,523	30,310
Accrued advertising expense	37,440	33,547
Other accrued expenses	70,469	74,926
Income taxes payable	16,163	21,674
Dividend payable	96,168	192,991
Total current liabilities	782,735	865,998

Deferred income taxes (Note 6)	61,220	56,210
Non-current income taxes	121,174	101,689
Non-current deferred revenue	140,407	128,731
Other liabilities	1,594	1,637

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, and 188,565 shares outstanding at December 31, 2016;
Shares, CHF 10.00 par value, 208,077 shares authorized and issued; 189,722 shares outstanding at December 26, 2015; (Notes 9, 10, and 11):	17,979	1,797,435
Additional paid-in capital	1,836,047	62,239
Treasury stock	(455,964)	(414,637)
Retained earnings	2,056,702	1,930,517
Accumulated other comprehensive income (loss)	(36,761)	(30,428)
Total stockholders' equity	3,418,003	3,345,126
Total liabilities and stockholders' equity	$4,525,133	$4,499,391

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In Thousands, Except Per Share Information)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Net sales	$3,018,665	$2,820,270	$2,870,658
Cost of goods sold	1,339,095	1,281,566	1,266,246
Gross profit	1,679,570	1,538,704	1,604,412

Advertising expense	177,143	167,166	146,633
Selling, general and administrative expenses	410,558	394,914	372,032
Research and development expense	467,960	427,043	395,121
	1,055,661	989,123	913,786
Operating income	623,909	549,581	690,626

Other income (expense):
Interest income	33,406	29,653	35,584
Foreign currency losses	(31,651)	(23,465)	(4,299)
Other	4,006	11,418	1,834
	5,761	17,606	33,119
Income before income taxes	629,670	567,187	723,745

Income tax provision (benefit): (Note 6)
Current	117,842	114,222	274,107
Deferred	1,014	(3,262)	85,427
	118,856	110,960	359,534
Net income	$510,814	$456,227	$364,211

Basic net income per share (Note 10)	$2.71	$2.39	$1.89
Diluted net income per share (Note 10)	$2.70	$2.39	$1.88

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Net income	$510,814	$456,227	$364,211
Foreign currency translation adjustment	4,696	(34,981)	(64,489)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(11,029)	1,982	29,019
Comprehensive income	$504,481	$423,228	$328,741

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 28, 2013	$1,797,435	$79,263	($120,620)	$1,865,587	$38,041	$3,659,706
Net income	–	–	–	364,211	–	364,211
Translation adjustment	–	–	–	–	(64,489)	(64,489)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $201	–	–	–	–	29,019	29,019
Comprehensive income						328,741
Dividends declared	–	–	–	(369,826)	–	(369,826)
Tax benefit from issuance of equity awards	–	(84)	–	–	–	(84)
Issuance of treasury stock related to equity awards	–	(29,951)	50,704	–	–	20,753
Stock compensation	–	24,293		–	–	24,293
Purchase of treasury stock related to equity awards	–	–	(18,638)	–	–	(18,638)
Purchase of treasury stock under share repurchase plan	–	–	(241,578)	–	–	(241,578)
Balance at December 27, 2014	$1,797,435	$73,521	($330,132)	$1,859,972	$2,571	$3,403,367
Net income	–	–	–	456,227	–	456,227
Translation adjustment	–	–	–	–	(34,981)	(34,981)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $115	–	–	–	–	1,982	1,982
Comprehensive income						423,228
Dividends declared	–	(100)	–	(385,682)	–	(385,782)
Tax benefit from issuance of equity awards	–	(2,050)	–	–	–	(2,050)
Issuance of treasury stock related to equity awards	–	(35,422)	52,494	–	–	17,072
Stock compensation	–	26,290		–	–	26,290
Purchase of treasury stock related to equity awards	–	–	(5,586)	–	–	(5,586)
Purchase of treasury stock under share repurchase plan	–	–	(131,413)	–	–	(131,413)
Balance at December 26, 2015	$1,797,435	$62,239	($414,637)	$1,930,517	($30,428)	$3,345,126
Net income	–	–	–	510,814	–	510,814
Translation adjustment	–	–	–	–	4,696	4,696
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $1,094	–	–	–	–	(11,029)	(11,029)
Comprehensive income						504,481
Dividends declared	–	-	–	(384,629)	–	(384,629)
Tax benefit from issuance of equity awards	–	(6,309)	–	–	–	(6,309)
Issuance of treasury stock related to equity awards	–	(40,589)	59,237	–	–	18,648
Stock compensation	–	41,250	–	–	–	41,250
Purchase of treasury stock related to equity awards	–	–	(7,331)	–	–	(7,331)
Purchase of treasury stock under share repurchase plan	–	–	(93,233)	–	–	(93,233)
Reduction in par value of Common Stock	(1,779,456)	1,779,456	–	–	–	–
Balance at December 31, 2016	$17,979	$1,836,047	($455,964)	$2,056,703	($36,761)	$3,418,003

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Operating Activities:
Net income	$510,814	$456,227	$364,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,796	51,311	48,433
Amortization	30,544	27,049	28,582
Gain on sale of property and equipment	(503)	(198)	(306)
Provision for doubtful accounts	4,136	(2,521)	66
Provision for obsolete and slow-moving inventories	26,458	23,257	25,903
Unrealized foreign currency losses (gains)	13,387	37,931	573
Deferred income taxes	1,699	5,897	89,828
Stock compensation	41,250	26,290	24,293
Realized gains on marketable securities	(822)	(55)	(505)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,000	22,473	(27,398)
Inventories	(2,455)	(121,718)	(76,491)
Other current and non-current assets	2,234	(107,360)	627
Accounts payable	(11,496)	36,079	8,981
Other current and non-current liabilities	44,766	20,742	16,467
Deferred revenue	(6,363)	(43,338)	(87,543)
Deferred costs	(15,780)	(585)	11,029
Income taxes payable	3,017	(151,014)	95,961
Net cash provided by operating activities	705,682	280,467	522,711

Investing activities:
Purchases of property and equipment	(90,960)	(80,592)	(73,339)
Proceeds from sale of property and equipment	676	7,921	748
Purchase of intangible assets	(5,715)	(3,889)	(4,720)
Purchase of marketable securities	(905,089)	(915,921)	(1,006,482)
Redemption of marketable securities	957,350	919,141	1,096,676
Proceeds from repayment of loan receivable	-	-	137,379
Acquisitions, net of cash acquired	(77,945)	(38,687)	(18,871)
Change in restricted cash	146	48	(59)
Net cash provided by (used in) investing activities	(121,537)	(111,979)	131,332

Financing activities:
Dividends	(481,452)	(378,117)	(360,075)
Tax benefit from issuance of equity awards	1,692	(2,049)	(84)
Proceeds from issuance of treasury stock related to equity awards	18,648	17,073	20,753
Purchase of treasury stock related to equity awards	(7,331)	(5,586)	(18,638)
Purchase of treasury stock under share repurchase plan	(93,233)	(131,413)	(241,578)
Net cash used in financing activities	(561,676)	(500,092)	(599,622)

Effect of exchange rate changes on cash and cash equivalents	(8,656)	(31,594)	(37,302)

Net increase (decrease) in cash and cash equivalents	13,813	(363,198)	17,119
Cash and cash equivalents at beginning of year	833,070	1,196,268	1,179,149
Cash and cash equivalents at end of year	$846,883	$833,070	$1,196,268

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In Thousands)

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$115,548	$252,885	$175,465

Cash received during the year from income tax refunds	$4,275	$3,793	$5,260

Cash paid during the year for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities

Change in marketable securities related to unrealized appreciation (depreciation)	$(12,123)	$1,867	$29,220

Fair value of assets acquired	$91,620	$38,687	$22,735
Liabilities assumed	(6,344)	-	(3,718)
Less: cash acquired	(7,331)	-	(146)
Cash paid for acquisitions, net of cash acquired	$77,945	$38,687	$18,871

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Information)

December 31, 2016 and December 26, 2015

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

At the Company’s Annual General Meeting on June 10, 2016, the Company’s shareholders approved the cancellation of 10,000,000 registered shares of the Company held by the Company (the “Formation Shares”) and the reduction in par value of each share of the Company from CHF 10 to CHF 0.10 and the amendment of the Company’s Articles of Association to effect a corresponding share capital reduction.

Fiscal Year

The Company’s fiscal year is based on a 52-53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, and there is slightly more than one additional day per year (not including the effects of leap year) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2015 and 2014 included 52 weeks while fiscal 2016 included 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of ($9,411) and ($14,107) as of December 31, 2016 and December 26, 2015, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The movements of the Taiwan Dollar and Euro/British Pound Sterling have offsetting impacts on operating income when the currencies move congruently against the U.S. Dollar due to the use of the Taiwan Dollar for manufacturing costs while the Euro and British Pound Sterling transactions relate primarily to revenue. Foreign currency losses recorded in results of operations were $31,651, $23,465, and $4,299, for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The loss in fiscal 2016 was due primarily to the USD weakening against the Taiwan Dollar and the USD strengthening against the Euro and British Pound Sterling. The loss in fiscal 2015 was due primarily to the USD strengthening against the Euro and British Pound Sterling, partially offset by the USD strengthening against the Taiwan Dollar. The loss in fiscal 2014 was due primarily to the USD strengthening against the Euro and the British Pound Sterling, which was largely offset by the USD strengthening against the Taiwan Dollar.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition.  Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 80 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide security against large losses.

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

The Company’s top ten customers have contributed between 22% and 24% of net sales since 2014. None of the Company’s customers accounted for more than or equal to 10% of consolidated net sales in the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

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

	December 31, 2016	December 26, 2015

Raw Materials	$162,882	$203,173
Work-in-process	68,602	69,690
Finished goods	293,789	273,762
Inventory Reserves	(40,452)	(46,071)
Inventory, net of reserves	$484,821	$500,554

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39-50
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual goodwill and intangible asset impairment tests in the fourth quarter of each year. If the carrying amount of a reporting unit exceeds its fair value as determined by a discounted cash flow model in step one of the impairment analysis, the second step of the analysis will be performed. Each of the Company’s operating segments (auto PND, auto OEM, aviation, marine, outdoor, and fitness) represents a distinct reporting unit. The Company did not recognize any material goodwill or intangible asset impairment charges in 2016, 2015, or 2014, and step two was not considered necessary in any of those periods as fair value was substantially in excess of the carrying amount for all reporting units in the respective periods.

As noted above, the PND market has declined as competing technologies have emerged and market saturation has occurred. This has resulted in, and is expected to continue to result in, periods of lower revenues and profits for the Company’s auto PND reporting unit. Consequently, if operating results and/or market conditions deteriorate significantly faster or more drastically than the forecasts utilized in our estimation of fair value, the goodwill associated with the Company’s auto PND reporting unit may be at risk of impairment in the future.

Accounting guidance also requires that intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment. The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from three to ten years.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 10, 2016, the shareholders approved a dividend of $2.04 per share (of which, $1.53 was paid in the Company’s 2016 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2016	June 16, 2016	$0.51
September 30, 2016	September 15, 2016	$0.51
December 30, 2016	December 14, 2016	$0.51
March 31, 2017	March 15, 2017	$0.51

The Company paid dividends in 2016 in the amount of $481,452. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

On June 5, 2015, the shareholders approved a dividend of $2.04 per share (of which, $1.02 was paid in the Company's 2015 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2015	June 16, 2015	$0.51
September 30, 2015	September 15, 2015	$0.51
December 31, 2015	December 15, 2015	$0.51
March 31, 2016	March 16, 2016	$0.51

The Company paid dividends in 2015 in the amount of $378,117. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

The Company paid dividends in 2014 in the amount of $360,075. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

As of December 31, 2016 and December 26, 2015, approximately $304,674 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan.

Intangible Assets

At December 31, 2016 and December 26, 2015, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $253,472 and $216,465, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $173,023 and $158,704 at December 31, 2016 and December 26, 2015, respectively. Amortization expense on these intangible assets was $14,319, $7,115, and $8,362 for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. In the next five years, the amortization expense is estimated to be $15,727, $14,502, $11,798, $9,301, and $4,931, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $224,553 at December 31, 2016 and $187,791 at December 26, 2015.

	December 31, 2016	December 26, 2015
Goodwill balance at beginning of year	$187,791	$178,638
Acquisitions	38,061	11,908
Finalization of purchase price allocations and effect of foreign currency translation	(1,299)	(2,755)
Goodwill balance at end of year	$224,553	$187,791

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 31, 2016. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). At December 31, 2016 and December 26, 2015, cumulative unrealized net losses of $27,350 and $16,321, respectively, were reported in accumulated other comprehensive income, net of related taxes.

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

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic Income Taxes.  The Company recognizes liabilities for tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Income taxes are discussed in detail in Note 6 of the Notes to Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  For the large majority of the Company’s sales, these criteria are met once product has shipped and title and risk of loss have transferred to the customer.  The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for standalone sales of software products and sales of software bundled with hardware not essential to the functionality of the hardware.  The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

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

The Company offers PNDs with lifetime map updates (LMUs) bundled in the original purchase price.  LMUs enable customers to download the latest map and point of interest information for the useful life of their PND.  In addition, the Company offers PNDs with traffic service bundled in the original purchase price.  The Company has identified multiple deliverables contained in arrangements involving the sale of PNDs which include the LMU and/or traffic service.  The first deliverable is the hardware along with the software essential to the functionality of the hardware device delivered at the time of sale.  The remaining deliverables are the LMU and/or traffic service.  The Company has allocated revenue between these deliverables using the relative selling price method.  Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met.  The revenue and associated cost of royalties allocated to the LMU and/or the traffic service are deferred and recognized on a straight-line basis over the estimated life of the products.

The Company has determined sufficient VSOE does not exist for LMU or traffic, and that third party evidence of selling price is not available as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the royalty cost plus a normal margin as the primary indicator to calculate relative selling prices of the LMU and traffic elements.

For multiple-element software arrangements that do not include a tangible product, the Company allocates revenue to the various elements based on VSOE. When VSOE cannot be established for undelivered elements, all revenue is deferred until the earlier point at which all elements of the arrangement are delivered or sufficient VSOE does exist, unless the only undelivered element is post-contract customer support. If the only undelivered element is post-contract customer support, the entire arrangement consideration is recognized ratably over the support period. The Company offers navigation software licenses to certain customers, bundled with map updates to be provided periodically over the support period. The Company has determined sufficient VSOE of similar map updates does not exist for certain arrangements, and therefore revenue from these transactions is recognized ratably over the contractual map update period.

The Company records revenue net of sales tax, trade discounts and customer returns.  The Company records estimated reductions to revenue for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives.  The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect the Company’s operating results.   These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, accrued for on a percentage of sales basis.   If market conditions were to decline, the Company may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Deferred Revenues and Costs

At December 31, 2016 and December 26, 2015, the Company had deferred revenues totaling $286,971 and $293,713, respectively, and related deferred costs totaling $103,546 and $87,945, respectively.

The deferred revenues and costs are recognized over their estimated economic lives, typically two to five years, on a straight-line basis. In the next five years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $99,169, $49,605, $23,027, $8,255, and $3,369, respectively.

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

	Fiscal Year Ended
	December 31,	December 26,	December 25,
	2016	2015	2014

Balance - beginning of period	$30,449	$27,609	$26,767
Accrual for products sold(1)	61,578	44,620	44,423
Expenditures	(54,794)	(41,780)	(43,581)
Balance - end of period	$37,233	$30,449	$27,609

(1)	Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

Sales Programs

The Company provides certain monthly and quarterly incentives for its dealers and distributors based on various factors including dealer purchasing volume and growth. Additionally, from time to time, the Company provides rebates to end users on certain products. Estimated rebates and incentives payable to dealers and distributors are regularly reviewed and recorded as accrued expenses on a monthly basis. In addition, the Company provides dealers and distributors with product discounts to assist these customers in clearing older products from their inventories in advance of new product releases. Each discount is tied to a specific product and can be applied to all customers who have purchased the product, or a special discount may be agreed to on an individual customer basis. These rebates, incentives, and discounts are recorded as reductions to net sales in the accompanying consolidated statements of income in the period the Company has sold the product.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $177,143, $167,166, and $146,633, for the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $467,960, $427,043, and $395,121, for the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.

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

Accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires that a company will recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard may be applied retrospectively to each prior period presented or in a modified retrospective approach in which the cumulative effect will be recognized as of the date of adoption. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not intend to early adopt, and adoption will therefore occur in the fiscal year ending December 28, 2018.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which clarifies the implementation guidance in a number of other areas.
•	ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which affects narrow aspects of Topic 606 such as providing incremental guidance around contract costs.

We currently anticipate we will adopt the new revenue standards using the full retrospective method to restate each prior reporting period presented. Our decision to adopt using the full retrospective method is dependent on the finalization of our analysis of information necessary to restate prior period financial statements.

We continue to make progress in evaluating all potential impacts of adopting the new revenue standards on the Company’s consolidated financial statements, the materiality of which is not yet known. This evaluation includes monitoring the work of standard setters, including any impacts from the recently issued amendments, and considering the interpretive efforts of non-authoritative groups.

Refer to the discussion above regarding the Company’s current revenue recognition policies. Adoption of the new standards is expected to affect the manner in which the Company determines the unit of account for certain products (i.e. performance obligations), as well as the allocation of consideration (i.e. revenue) to certain obligations. We have completed our grouping of the Company’s homogenous revenue streams and are continuing to specify and allocate consideration to the associated obligations.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which narrows the scope of Topic 805 by revising the definition of a business. When substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset (or group of similar assets), the asset(s) would not represent a business in the context of Topic 805. ASU 2017-01 should be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of the new provisions to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangible – Goodwill and Other (Topic 350): Simplify the Test for Goodwill Impairment (“ASU 2017-04”) which simplifies the accounting for goodwill impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, such that a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 should be applied prospectively and is effective for fiscal years, or any goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company does not expect the adoption of the new provisions to have a material impact on its consolidated financial statements.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,034	$-	$29,034	$-
Agency securities	59,541	-	59,541	-
Mortgage-backed securities	230,823	-	230,823	-
Corporate securities	893,725	-	893,725	-
Municipal securities	176,168	-	176,168	-
Other	90,946	-	90,946	-
Total	$1,480,237	$-	$1,480,237	$-

	Fair Value Measurements as of December 26, 2015
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$27,731	$-	$27,731	$-
Agency securities	208,631	-	208,631	-
Mortgage-backed securities	370,232	-	370,232	-
Corporate securities	648,590	-	648,590	-
Municipal securities	223,562	-	223,562	-
Other	79,802	-	79,802	-
Total	$1,558,548	$-	$1,558,548	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI (1)	Gross Unrealized Losses- Other (2)	Fair Value
U.S. Treasury securities	$29,291	$31	$-	$(288)	$29,034
Agency securities	60,513	19	-	(991)	59,541
Mortgage-backed securities	236,354	41	-	(5,572)	230,823
Corporate securities	914,028	252	-	(20,555)	893,725
Municipal securities	178,804	224	-	(2,859)	176,169
Other	90,934	20	-	(9)	90,945
Total	$1,509,924	$587	$-	$(30,274)	$1,480,237

	Available-For-Sale Securities as of December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses- OTTI(1)	Gross Unrealized Losses- Other(2)	Fair Value
U.S. Treasury securities	$27,772	$27	$-	$(68)	$27,731
Agency securities	211,248	105	(2,409)	(313)	208,631
Mortgage-backed securities	376,801	191	(1,210)	(5,550)	370,232
Corporate securities	656,447	179	(1,635)	(6,401)	648,590
Municipal securities	223,991	636	(9)	(1,056)	223,562
Other	79,853	4	(14)	(41)	79,802
Total	$1,576,112	$1,142	$(5,277)	$(13,429)	$1,558,548

(1)	Represents impairment not related to credit for those investment securities that have been determined to be other-than-temporarily impaired.
(2)	Represents unrealized losses on investment securities that have not been determined to be other-than-temporarily impaired.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. The Company does not intend to sell the securities that have an unrealized loss shown in the table above, and it is not more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, which may be maturity.

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.  During 2016 and 2015, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at December 31, 2016 were $1,283,018 and $1,252,744 respectively. Approximately 64.7% of securities in our portfolio were at an unrealized loss position at December 31, 2016. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2016 and December 26, 2015.

	As of December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(288)	$24,260	$-	$-
Agency securities	(991)	49,255	-	-
Mortgage-backed securities	(3,702)	159,665	(1,870)	64,645
Corporate securities	(18,856)	765,712	(1,699)	40,910
Municipal securities	(2,762)	130,994	(97)	6,326
Other	(3)	4,058	(6)	6,919
Total	$(26,602)	$1,133,944	$(3,672)	$118,800

	As of December 26, 2015
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(68)	$22,184	$-	$-
Agency securities	(691)	117,803	(2,031)	69,418
Mortgage-backed securities	(4,571)	263,735	(2,189)	83,722
Corporate securities	(6,719)	521,731	(1,317)	50,374
Municipal securities	(1,035)	116,033	(30)	6,557
Other	(29)	14,666	(26)	14,927
Total	$(13,113)	$1,056,152	$(5,593)	$224,998

The amortized cost and fair value of marketable securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$267,115	$266,952
Due after one year through five years	979,546	963,898
Due after five years through ten years	256,691	243,052
Due after ten years	6,572	6,335
	$1,509,924	$1,480,237

4. Commitments and Contingencies

Rental expense related to office, equipment, warehouse space, and real estate amounted to $19,657, $18,104, and $19,559 for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount
2017	$15,229
2018	12,760
2019	9,243
2020	7,897
2021	7,008
Thereafter	21,168
Total	$73,305

Certain cash balances of GEL and GC are held as collateral by banks securing payment of local value-added tax requirements.  The total amount of restricted cash balances were $113 and $259 at December 31, 2016 and December 26, 2015, respectively.

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 31, 2016 was approximately $403,059. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal year ended December 31, 2016. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal year ended December 31, 2016 that did not individually or in the aggregate have a material adverse impact on the Company’s financial condition or results of operations.

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. During the years ended December 31, 2016, December 26, 2015, and December 27, 2014, expense related to these and other defined contribution plans of $40,844, $37,489, and $29,267, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 31, 2016, December 26, 2015, and December 27, 2014 were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Federal:
Current	$66,627	$49,138	$(18,665)
Deferred	5,343	4,216	58,164
	$71,970	$53,354	$39,499
State:
Current	8,809	9,354	5,575
Deferred	(3,823)	(5,858)	4,368
	$4,986	$3,496	$9,943
Foreign:
Current	42,406	55,730	287,197
Deferred	(506)	(1,620)	22,895
	$41,900	$54,110	$310,092
Total	$118,856	$110,960	$359,534

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Federal income tax expense at U.S. statutory rate	$220,385	$198,516	$253,260
State income tax expense, net of federal tax effect	2,749	1,931	6,463
Foreign tax rate differential	(111,989)	(100,010)	(154,338)
Taiwan tax holiday benefit	(2,032)	(3,488)	(3,147)
Other foreign taxes less incentives and credits	(16,593)	(8,592)	5,947
Withholding Tax	17,447	16,969	21,039
Intercompany Restructuring	-	-	307,635
Net Change in Uncertain Tax Positions	17,328	21,246	(67,231)
Federal Domestic Production Activities Deduction	(5,528)	(4,589)	(3,606)
Federal Research and Development Credit	(8,548)	(8,573)	(8,373)
Other, net	5,637	(2,450)	1,885
Income tax expense	$118,856	$110,960	$359,534

In the third quarter of 2014, the Company initiated an inter-company restructuring that realigned our corporate entity structure. This change in corporate structure provides access to historical earnings that were previously permanently reinvested and allows us to efficiently repatriate future earnings. As a result of the change in corporate structure, the Company recorded tax expense of $307,635. Approximately $265,000 of this amount has been paid. The remainder of the accrued tax is expected to be paid incrementally as the cash is repatriated.

The holding company’s statutory federal income tax rate in Switzerland, the Company's place of incorporation since the Redomestication, effective June 27, 2010, is 7.83%. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2016 as presented above, the amounts related to tax at the statutory rate would be $171,000 lower, or $49,000, and the foreign tax rate differential would be adjusted by a similar amount to $55,000. For 2015, the amounts related to tax at the statutory rate would be approximately $154,000 lower, or $44,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $52,000. For 2014, the amount related to tax at the statutory rate would be approximately $197,000 lower, or $57,000, and the foreign tax differential would be reduced by a similar amount to approximately $44,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $453,729, $403,242, and $546,790, for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The Taiwan tax holiday benefits included in the table above reflect $0.01, $0.02, and $0.02 per weighted-average common share outstanding for the years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The Company currently expects to benefit from these Taiwan tax holidays through 2017, at which time these tax benefits will likely expire.

Income taxes of $22,139, $21,085, and $20,606 at December 31, 2016, December 26, 2015, and December 27, 2014, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 26,
	2016	2015
Deferred tax assets:
Product warranty accruals	$2,768	$2,990
Allowance for doubtful accounts	10,100	10,323
Inventory reserves	8,953	10,904
Sales program allowances	1,397	1,783
Reserve for sales returns	2,196	1,457
Other accruals	13,548	10,799
Share based compensation	29,632	35,360
Tax credit carryforwards	5,012	3,906
Amortization	15,368	20,005
Deferred Revenue	32,487	32,809
Net operating losses of subsidiaries	5,403	5,228
Unrealized investment gain, net	5	-
Benefit related to uncertain tax positions	7,542	5,546
Other	4,000	4,106
Valuation allowance related to loss carryforward and tax credits	(4,622)	(2,781)
	$133,789	$142,435
Deferred tax liabilities:
Depreciation	17,854	18,029
Prepaid Expenses	2,876	2,821
Book basis in excess of tax basis for acquired entities	3,865	1,307
Unrealized investment loss, net	-	3,198
Withholding tax	58,597	54,865
Other	1,523	1,907
	84,715	82,127
Net deferred tax assets	$49,074	$60,308

Included in the share based compensation deferred tax asset of $29,632 are stock options that will begin to expire over the next several years. Given the exercise price of the options expiring over the next 12 months compared to the current market price it is possible that these options will expire unexercised, resulting in a potential increase to income tax expense.

At December 31, 2016, the Company had $5,012 of tax credit carryover compared to $3,906 at December 26, 2015.

At December 31, 2016, the Company had a deferred tax asset of $5,403 related to the future tax benefit on net operating loss (NOL) carryforwards of $35,843. Included in the NOL carryforwards is $22,968 that relates to Switzerland and expires in 2023, $1,462 that relates to Finland and expires in varying amounts between 2025 and 2026, $1,991 that relates to the United States and expires in varying amounts between 2035 and 2036, and $9,422 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 31, 2016 was $115,090. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 31, 2016, December 26, 2015, and December 27, 2014 is as follows:

	December 31,	December 26,	December 27,
	2016	2015	2014
Balance beginning of year	$97,904	$77,495	$133,015
Additions based on tax positions related to prior years	489	89	2,889
Reductions based on tax positions related to prior years	(940)	(1,671)	(60,967)
Additions based on tax positions related to current period	28,859	29,019	39,115
Reductions related to settlements with tax authorities	(134)	(364)	(401)
Expiration of statute of limitations	(11,088)	(6,664)	(36,156)
Balance at end of year	$115,090	$97,904	$77,495

Accounting guidance requires unrecognized tax benefits to be classified as non-current liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The entire balance of net unrecognized benefits of $109,667, $93,654 and $74,205 are required to be classified as non-current at December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 31, 2016, December 26, 2015, and December 27, 2014, the Company had accrued approximately $3,901, $2,479, and $2,159, respectively, for interest. The interest component of the reserve increased (decreased) income tax expense for the years ending December 31, 2016, December 26, 2015, and December 27, 2014, by $1,422, $320, and ($2,953), respectively. The Company had no amounts accrued for penalties as the nature of the unrecognized tax benefits, if recognized, would not warrant the imposition of penalties.

The Company files income tax returns in Switzerland and U.S. federal jurisdictions, as well as various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for years 2012 and prior. The Company is no longer subject to Taiwan income tax examinations by tax authorities for years 2010 and prior. The Company is no longer subject to United Kingdom tax examinations by tax authorities for years 2013 and prior. The Company is no longer subject to Switzerland tax examinations by tax authorities for years 2011 and prior.

The Company recognized a reduction of income tax expense of $11,151, $6,971, and $83,006 in fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $15,000 to $20,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2016		December 26, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$846,883	$846,883	$833,070	$833,070
Restricted cash	113	113	259	259
Marketable securities	1,480,237	1,480,237	1,558,548	1,558,548

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

The Company’s Chief Executive Officer has been identified as the CODM. In 2015, the measure of segment profit or loss used by the CODM to assess segment performance and allocate resources changed from income before income taxes to operating income. This change did not impact the measurement methods used to determine reported segment profit or loss in all years presented. Operating income represents net sales less costs of goods sold and operating expenses, including certain allocated general and administrative costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Revenues, gross profit, and operating income for each of the Company’s reportable segments are presented below. In 2016 the Company moved action camera related revenue and expenses from the outdoor segment to the auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 52-weeks ended December 26, 2015 and December 27, 2014 have been recast to conform to the current year presentation.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total
53-Weeks Ended December 31, 2016

Net sales	$546,326	$818,486	$331,947	$882,558	$439,348	$3,018,665
Gross profit	340,504	437,205	183,709	388,747	329,405	1,679,570
Operating income	184,035	160,596	52,167	102,347	124,764	623,909

52-Weeks Ended December 26, 2015

Net sales	$411,184	$661,599	$286,778	$1,062,091	$398,618	$2,820,270
Gross profit	254,878	366,139	158,493	464,480	294,714	1,538,704
Operating income	139,070	134,574	28,611	136,069	111,257	549,581

52-Weeks Ended December 27, 2014

Net sales	$409,847	$568,440	$248,371	$1,258,085	$385,915	$2,870,658
Gross profit	266,659	358,287	129,710	569,343	280,413	1,604,412
Operating income	156,059	190,682	26,232	210,675	106,978	690,626

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 31, 2016, December 26, 2015, and December 27, 2014. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 31, 2016
Net sales to external customers (1)	$1,518,934	$386,549	$1,113,182	$3,018,665
Property and equipment, net	300,158	144,470	38,250	482,878
Net assets (2)	2,153,161	933,999	330,843	3,418,003

December 26, 2015
Net sales to external customers (1)	$1,469,243	$337,888	$1,013,139	$2,820,270
Property and equipment, net	294,234	111,700	40,154	446,089
Net assets (2)	2,110,108	921,410	313,608	3,345,126

December 27, 2014
Net sales to external customers (1)	$1,538,322	$278,092	$1,054,244	$2,870,658
Property and equipment, net	269,858	111,464	49,565	430,887
Net assets (2)	2,142,624	939,852	320,891	3,403,367

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. In 2016, 2015, and 2014, 12,984, 12,008, and 7,120 RSUs were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012 vested or are vesting evenly over a period of five years, while RSUs granted on and after that date vested or are vesting evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2016, 2015, and 2014, 1,228,427, 1,171,905, and 425,347 RSUs were granted under the 2005 Plan. No SARs were granted under the 2005 Plan in 2016 and 2015. During 2014, 47,095 SARs were granted under the 2005 plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2016, 2015, or 2014.

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

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 28, 2013	$58.44	6,239
Granted	$52.44	47
Exercised	$40.60	(1,430)
Forfeited/Expired	$80.49	(125)
Outstanding at December 27, 2014	$63.19	4,731
Granted		-
Exercised	$29.15	(474)
Forfeited/Expired	$70.58	(196)
Outstanding at December 26, 2015	$66.80	4,061
Granted		-
Exercised	$50.77	(716)
Forfeited/Expired	$51.12	(608)
Outstanding at December 31, 2016	$74.48	2,737
Exercisable at December 31, 2016	$74.97	2,684
Expected to vest after December 31, 2016	$49.69	53

Stock Options and SARs as of December 31, 2016
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$18.00 - $40.00	49	4.14	49
$40.01 - $60.00	758	2.35	705
$60.01 - $80.00	940	0.43	940
$80.01 - $100.00	3	0.94	3
$100.01 - $120.00	985	0.92	985
$120.01 - $140.00	2	0.74	2
	2,737	1.21	2,684

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 28, 2013	$37.36	1,225
Granted	$48.73	432
Released/Vested	$36.00	(522)
Cancelled	$37.02	(47)
Outstanding at December 27, 2014	$42.55	1,088
Granted	$37.07	1,184
Released/Vested	$40.18	(562)
Cancelled	$42.02	(53)
Outstanding at December 26, 2015	$39.45	1,657
Granted	$40.59	1,241
Released/Vested	$38.96	(565)
Cancelled	$44.57	(509)
Outstanding at December 31, 2016	$38.94	1,824

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 31, 2016 was 1.21 and 1.09 years, respectively. The weighted-average remaining contract life of restricted stock units at December 31, 2016 was 1.47 years.

The fair value of awards is determined at the date of grant using a Black-Scholes option pricing model. The fair value of RSUs is calculated using the closing price of the Company’s common stock on the date of grant, reduced by the present value of estimated dividends over the vesting period, which are not accrued. The fair value of stock options and SARs was calculated with the following weighted-average assumptions for 2014. No options or SARs were granted in 2016 or 2015.

2014
Weighted average grant date fair value of options granted	$12.42
Expected volatility	0.3342
Dividend yield	3.57%
Expected life of options in years	6.8
Risk-free interest rate	1.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and SARs which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

The total fair value of awards vested during 2016, 2015, and 2014 was $22,429, $23,351, and $19,127, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 31, 2016 were $942 and $884, respectively. The aggregate intrinsic values of options and SARs exercised during 2016, 2015, and 2014 were $1,632, $3,714, and $18,885, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2016 was $88,449. The aggregate intrinsic values of RSUs released during 2016, 2015, and 2014 were $27,386, $20,787, and $28,119, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $48.49 on December 31, 2016. As of December 31, 2016, there was $55,802 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders also adopted an ESPP. Up to 6,000,000 shares of common stock have been reserved for the ESPP with shareholders approving an additional 2,000,000 shares in June 2015. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2016, 2015, and 2014, 541,018, 488,753, and 349,982 shares, respectively were purchased under the plan for a total purchase price of $18,157, $16,789, and $14,634, respectively. During 2016, 2015, and 2014, the purchases were issued from treasury shares. At December 31, 2016, approximately 1,459,610 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
(In thousands, except per share information)	December 31,	December 26,	December 27,
	2016	2015	2014
Numerator:
Numerator for basic and diluted net income per share - net income	$510,814	$456,227	$364,211

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,818	190,631	193,106

Effect of dilutive securities – employee stock options and stock appreciation rights	525	476	1,059

Denominator for diluted net income per share – adjusted weighted-average common shares	189,343	191,107	194,165

Basic net income per share	$2.71	$2.39	$1.89

Diluted net income per share	$2.70	$2.39	$1.88

There were 3,547,738, 4,086,983, and 2,240,005 outstanding stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the fiscal years of 2016, 2015, and 2014, respectively, because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares.  Under the plan, the Company repurchased 3,148,901 shares using cash of $131,413 in fiscal 2015 and 2,152,716 shares using cash of $93,233 in fiscal 2016.

On February 15, 2013, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2014. Under the plan, the Company repurchased 4,369,360 shares using cash of $241,578 in fiscal 2014.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 31, 2016:

	Foreign Currency Translation Adjustment	Gross unrealized losses on available- for-sale securities- OTTI (1)	Net unrealized gains(losses) on available-for-sale securities-Other(2)	Total
Balance - beginning of period	$(14,107)	$(5,277)	$(11,044)	$(30,428)
Other comprehensive income before reclassification	4,696	5,277	(15,188)	(5,215)
Amounts reclassified from accumulated other comprehensive income	-	-	(1,118)	(1,118)
Net current-period other comprehensive income	4,696	5,277	(16,306)	(6,333)
Balance - end of period	$(9,411)	$-	$(27,350)	$(36,761)

(1) Represents the change in impairment, not related to credit, for those investment securities that have been determined to be other-than-temporarily impaired.

(2) Represents the change in unrealized gains (losses) on investment securities that have not been determined to be other-than-temporarily impaired.

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 31, 2016:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$822	Other income (expense)
	296	Income tax provision
	$1,118	Net of tax

13. Selected Quarterly Information (Unaudited)

	53-Weeks Ended December 31, 2016
	Quarter Ending
	March 26	June 25	September 24	December 31

Net sales	$624,040	$811,609	$722,250	$860,767
Gross profit	339,850	462,958	405,980	470,782
Net income	88,092	161,064	125,054	136,605
Basic net income per share	$0.46	$0.85	$0.66	$0.73

	52-Weeks Ended December 26, 2015
	Quarter Ending
	March 28	June 27	September 26	December 26

Net sales	$585,394	$773,830	$679,690	$781,358
Gross profit	344,122	419,250	362,190	413,143
Net income	66,793	137,753	119,299	132,383
Basic net income per share	$0.35	$0.72	$0.63	$0.70

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results (the table may not foot due to rounding).

14. Subsequent Events

As a result of Switzerland corporate tax reform failing to pass on February 12, 2017, coupled with potential tax risk from evolving global tax initiatives, the Company has elected on February 20, 2017 to adjust certain Switzerland tax positions. The Company expects this election to result in an estimated 300 basis points increase to the fiscal year 2017 effective tax rate compared to fiscal year 2016. In addition, the Company expects to revalue certain Switzerland deferred tax assets as a result of this election, for which the Company anticipates recording approximately $150 million of income tax benefit in the first quarter of 2017.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Garmin Ltd. and Subsidiaries

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Garmin Ltd. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Garmin Ltd. and Subsidiaries and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 22, 2017

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 9, 2017 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

(a) Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal 5 – Re-election of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

(d)	Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 402 of Regulation S-K under the heading “Board Meetings and Standing Committee Meetings— Audit Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

The Audit Committee consists of Joseph J. Hartnett, Charles W. Peffer and Rebecca R. Tilden. Mr. Peffer serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the NASDAQ Marketplace Rules. Garmin’s Board of Directors has determined that Mr. Hartnett and Mr. Peffer are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

Item 11.  Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Proposal 5-Re-election of Directors- Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Proposal 5-Re-election of Directors — Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters –Compensation Committee Report” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 31, 2016 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation plans approved by shareholders	4,560,911	$74.48	6,254,383
Equity compensation plans not approved by shareholders	—	—	—

Total	4,560,911	$74.48	6,254,383

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the heading “Proposal 5-Re-election of Directors — Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal 5 – Re-election of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association of Garmin Ltd., as amended and restated on June 10, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2

Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd.2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2010 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2010).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.39	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

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

102

10.44

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.45	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 16, 2014).

10.47	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 5, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2015).

10.48	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.49	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.50	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.51	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.52	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.53	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.54	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.55	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.56	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.57	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.58	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.59	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2016:
Deducted from asset accounts
Allowance for doubtful accounts	$13,805	$4,137	-	$(3,273)	$14,669
Inventory reserve	46,071	26,458	-	(32,077)	40,452
Valuation allowance - Deferred Tax Asset	2,781	1,966	-	(125)	4,622
Total	$62,657	$32,561	-	$(35,475)	$59,743

Year Ended December 26, 2015:
Deducted from asset accounts
Allowance for doubtful accounts	$18,330	$(2,521)	-	$(2,004)	$13,805
Inventory reserve	37,135	23,257	-	(14,321)	46,071
Valuation allowance - Deferred Tax Asset	11,358	422	-	(8,999)	2,781
Total	$66,823	$21,158	-	$(25,324)	$62,657

Year Ended December 27, 2014:
Deducted from asset accounts
Allowance for doubtful accounts	$20,367	$66	-	$(2,103)	$18,330
Inventory reserve	28,381	25,903	-	(17,149)	37,135
Valuation allowance - Deferred Tax Asset	63,361	2,930	-	(54,933)	11,358
Total	$112,109	$28,899	-	$(74,185)	$66,823

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 22, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2017.

/s/ Clifton A. Pemble
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Joseph J. Hartnett
Min H. Kao	Joseph J. Hartnett
Executive Chairman	Director

/s/ Donald H. Eller	/s/ Rebecca R. Tilden
Donald H. Eller	Rebecca R. Tilden
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2016 Form 10-K Annual Report

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

