Form 10-Q
period 2017-04-01
GARMIN LTD
filed 2017-05-03
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Large Accelerated Filer ☑    Accelerated Filer ☐     Non-accelerated Filer ☐   (Do not check if a smaller reporting company) Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Number of shares outstanding of the registrant’s common shares as of May 1, 2017

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended April 1, 2017

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	April 1,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$833,577	$846,883
Marketable securities	258,400	266,952
Accounts receivable, net	391,345	527,062
Inventories, net	533,151	484,821
Deferred costs	46,124	47,395
Prepaid expenses and other current assets	94,313	89,903
Total current assets	2,156,910	2,263,016

Property and equipment, net	503,840	482,878

Marketable securities	1,211,141	1,213,285
Restricted cash	117	113
Noncurrent deferred income tax	283,440	110,293
Noncurrent deferred costs	57,579	56,151
Intangible assets, net	303,414	305,002
Other assets	84,240	94,395
Total assets	$4,600,681	$4,525,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136,901	$172,404
Salaries and benefits payable	69,892	88,818
Accrued warranty costs	34,427	37,233
Accrued sales program costs	46,468	80,953
Deferred revenue	140,452	146,564
Accrued royalty costs	26,006	36,523
Accrued advertising expense	17,039	37,440
Other accrued expenses	79,986	70,469
Income taxes payable	20,288	16,163
Dividend payable	-	96,168
Total current liabilities	571,459	782,735

Deferred income taxes	62,593	61,220
Non-current income taxes	124,265	121,174
Non-current deferred revenue	138,665	140,407
Other liabilities	1,637	1,594

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 188,156 shares outstanding at April 1, 2017 and 188,565 shares outstanding at December 31, 2016	17,979	17,979
Additional paid-in capital	1,831,824	1,836,047
Treasury stock	(474,859)	(455,964)
Retained earnings	2,294,654	2,056,702
Accumulated other comprehensive income	32,464	(36,761)
Total stockholders' equity	3,702,062	3,418,003
Total liabilities and stockholders' equity	$4,600,681	$4,525,133

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	April 1,	March 26,
	2017	2016
Net sales	$638,546	$624,040

Cost of goods sold	266,423	284,190

Gross profit	372,123	339,850

Advertising expense	31,525	32,233
Selling, general and administrative expense	102,051	95,610
Research and development expense	122,202	108,204
Total operating expense	255,778	236,047

Operating income	116,345	103,803

Other income (expense):
Interest income	8,444	7,428
Foreign currency losses	(37,497)	(4,839)
Other income	400	1,155
Total other income (expense)	(28,653)	3,744

Income before income taxes	87,692	107,547

Income tax (benefit) provision	(150,120)	19,455

Net income	$237,812	$88,092

Net income per share:
Basic	$1.26	$0.46
Diluted	$1.26	$0.46

Weighted average common shares outstanding:
Basic	188,333	189,497
Diluted	189,031	189,651

See accompanying notes.

4

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	April 1,	March 26,
	2017	2016
Net income	$237,812	$88,092
Foreign currency translation adjustment	62,324	6,266
Change in fair value of available-for-sale marketable securities, net of deferred taxes	6,901	9,299
Comprehensive income	$307,037	$103,657

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	April 1,	March 26,
	2017	2016
Operating activities:
Net income	$237,812	$88,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,658	13,078
Amortization	7,070	7,115
Loss on sale or disposal of property and equipment	8	38
Provision for doubtful accounts	(294)	285
Deferred income taxes	(171,523)	3,906
Unrealized foreign currency loss (gain)	42,281	(5,412)
Provision for obsolete and slow moving inventories	7,193	8,026
Stock compensation expense	8,206	8,172
Realized loss (gain) on marketable securities	291	(452)
Changes in operating assets and liabilities:
Accounts receivable	135,253	130,036
Inventories	(41,398)	(18,873)
Other current and non-current assets	7,534	(3,937)
Accounts payable	(44,180)	(45,515)
Other current and non-current liabilities	(81,038)	(31,606)
Deferred revenue	(8,375)	(12,337)
Deferred cost	(46)	(2,496)
Income taxes payable	6,943	(8,733)
Net cash provided by operating activities	120,395	129,387

Investing activities:
Purchases of property and equipment	(25,538)	(13,908)
Proceeds from sale of property and equipment	7	-
Purchase of intangible assets	(1,222)	(1,716)
Purchase of marketable securities	(96,049)	(151,070)
Redemption of marketable securities	109,526	237,464
Change in restricted cash	(4)	(2)
Acquisitions, net of cash acquired	-	(62,137)
Net cash (used in) provided by investing activities	(13,280)	8,631

Financing activities:
Dividends paid	(96,028)	(96,566)
Purchase of treasury stock under share repurchase plan	(27,873)	(19,796)
Purchase of treasury stock related to equity awards	(3,452)	(16)
Proceeds from issuance of treasury stock related to equity awards	-	103
Tax benefit from issuance of equity awards	-	2
Net cash used in financing activities	(127,353)	(116,273)

Effect of exchange rate changes on cash and cash equivalents	6,932	2,864

Net increase (decrease) in cash and cash equivalents	(13,306)	24,609
Cash and cash equivalents at beginning of period	846,883	833,070
Cash and cash equivalents at end of period	$833,577	$857,679

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 1, 2017

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 30, 2017.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended April 1, 2017 and March 26, 2016 both contain operating results for 13 weeks.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The standard includes provisions addressing income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted ASU 2016-09 on a prospective basis during the quarter ended April 1, 2017. ASU 2016-09 requires that tax effects from stock-based compensation be recognized in the income tax provision, as these amounts were previously recognized in additional paid-in capital. Furthermore, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations, rather than as a cash flow from financing activities. The adoption of ASU 2016-09 did not have a material effect on the Company’s condensed consolidated financial statements for the quarter ended April 1, 2017, however, the Company believes the standard may have a material effect on forthcoming quarters during fiscal 2017. The Company is currently unable to reasonably estimate the impact of these changes due to the dependency of these items on the underlying share price of the Company.

2.	Inventories

The components of inventories consist of the following:

	April 1,	December 31,
	2017	2016

Raw materials	$184,330	$162,882
Work-in-process	82,881	68,602
Finished goods	308,102	293,789
Inventory reserves	(42,162)	(40,452)
Inventory, net of reserves	$533,151	$484,821

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	April 1,	March 26,
	2017	2016
Numerator:
Numerator for basic and diluted net income per share - net income	$237,812	$88,092

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,333	189,497

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	698	154

Denominator for diluted net income per share – adjusted weighted-average common shares	189,031	189,651

Basic net income per share	$1.26	$0.46

Diluted net income per share	$1.26	$0.46

There were 2,593 and 4,295 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended April 1, 2017 and March 26, 2016, respectively.

There were 150 and 2 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended April 1, 2017 and March 26, 2016, respectively.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended April 1, 2017

Net sales	$115,875	$137,831	$104,445	$157,524	$122,871	$638,546
Gross profit	$73,469	$77,741	$59,747	$69,933	$91,233	$372,123
Operating income	$34,451	$18,472	$18,145	$6,669	$38,608	$116,345

13-Weeks Ended March 26, 2016

Net sales	$96,827	$142,418	$82,880	$195,599	$106,316	$624,040
Gross profit	$58,932	$72,294	$44,149	$86,144	$78,331	$339,850
Operating income	$27,885	$16,573	$10,293	$18,566	$30,486	$103,803

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 13-week periods ended April 1, 2017 and March 26, 2016. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
April 1, 2017
Net sales to external customers	$320,189	$91,562	$226,795	$638,546
Property and equipment, net	$312,630	$152,804	$38,406	$503,840

March 26, 2016
Net sales to external customers	$317,957	$80,355	$225,728	$624,040
Property and equipment, net	$297,033	$112,115	$39,819	$448,967

5.	Warranty Reserves

The Company’s products sold are generally covered by a standard warranty for periods ranging from one to three years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectation of future conditions and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	April 1,	March 26,
	2017	2016

Balance - beginning of period	$37,233	$30,449
Accrual for products sold during the period	8,200	12,452
Expenditures	(11,006)	(11,494)
Balance - end of period	$34,427	$31,407

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of April 1, 2017 was approximately $364,257. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended April 1, 2017. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the fiscal quarter ended April 1, 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.	Income Taxes

The Company recorded an income tax benefit of $150,120 in the 13-week period ended April 1, 2017, which includes a $168,755 income tax benefit due to the revaluation of certain Switzerland deferred tax assets, compared to income tax expense of $19,455 in the 13-week period ended March 26, 2016. The effective tax rate was (171.2%) in the first quarter of 2017, compared to 18.1% in the first quarter of 2016. Excluding the effect of the $168,755 revaluation of deferred tax assets, the Q1 2017 effective tax rate increased 320 basis points compared to the effective tax rate in the prior year quarter. The revaluation of deferred tax assets and the 320 basis point increase in effective tax rate mentioned above were primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of April 1, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,402	$-	$29,402	$-
Agency securities	59,912	-	59,912	-
Mortgage-backed securities	212,438	-	212,438	-
Corporate securities	905,652	-	905,652	-
Municipal securities	173,327	-	173,327	-
Other	88,810	-	88,810	-
Total	$1,469,541	$-	$1,469,541	$-

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,034	$-	$29,034	$-
Agency securities	59,541	-	59,541	-
Mortgage-backed securities	230,823	-	230,823	-
Corporate securities	893,725	-	893,725	-
Municipal securities	176,168	-	176,168	-
Other	90,946	-	90,946	-
Total	$1,480,237	$-	$1,480,237	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,551	$41	$(190)	$29,402
Agency securities	60,723	21	(832)	59,912
Mortgage-backed securities	217,432	31	(5,025)	212,438
Corporate securities	921,342	357	(16,047)	905,652
Municipal securities	175,203	277	(2,153)	173,327
Other	88,810	12	(12)	88,810
Total	$1,493,061	$739	$(24,259)	$1,469,541

	Available-For-Sale Securities as of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,291	$31	$(288)	$29,034
Agency securities	60,513	19	(991)	59,541
Mortgage-backed securities	236,354	41	(5,572)	230,823
Corporate securities	914,028	252	(20,555)	893,725
Municipal securities	178,804	224	(2,859)	176,169
Other	90,934	20	(9)	90,945
Total	$1,509,924	$587	$(30,274)	$1,480,237

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2016 and the 13-week period ending April 1, 2017, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at April 1, 2017 were $1,214,794 and $1,190,535 respectively. Approximately 58.7% of securities in our portfolio were at an unrealized loss position at April 1, 2017. We believe we have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of April 1, 2017 and December 31, 2016:

	As of April 1, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(190)	$22,788	$-	$-
Agency securities	(832)	52,970	-	-
Mortgage-backed securities	(3,142)	139,365	(1,883)	67,493
Corporate securities	(14,474)	760,940	(1,573)	28,303
Municipal securities	(2,059)	100,519	(94)	5,421
Other	(8)	9,861	(4)	2,875
Total	$(20,705)	$1,086,443	$(3,554)	$104,092

	As of December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(288)	$24,260	$-	$-
Agency securities	(991)	49,255	-	-
Mortgage-backed securities	(3,702)	159,665	(1,870)	64,645
Corporate securities	(18,856)	765,712	(1,699)	40,910
Municipal securities	(2,762)	130,994	(97)	6,326
Other	(3)	4,058	(6)	6,919
Total	$(26,602)	$1,133,944	$(3,672)	$118,800

The amortized cost and fair value of marketable securities at April 1, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$258,468	$258,400
Due after one year through five years	986,419	973,711
Due after five years through ten years	241,521	231,026
Due after ten years	6,653	6,404
	$1,493,061	$1,469,541

9.	Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. As of April 1, 2017, the Company had repurchased 5,861 shares using cash of $252,518. There remains approximately $47,482 available to repurchase additional shares under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended April 1, 2017:

	13-Weeks Ended April 1, 2017
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$(9,411)	$(27,350)	$(36,761)
Other comprehensive income before reclassification	62,324	6,626	68,950
Amounts reclassified from accumulated other comprehensive income	-	275	275
Net current-period other comprehensive income	62,324	6,901	69,225
Balance - end of period	$52,913	$(20,449)	$32,464

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended April 1, 2017:

13-Weeks Ended April 1, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(291)	Other income (expense)
	16	Income tax benefit (provision)
	$(275)	Net of tax

11.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. ASU 2014-09 requires a company to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of ASU 2014-09 such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not intend to early adopt, and adoption will therefore occur in the Company’s fiscal year ending December 29, 2018.

Subsequently, the FASB has issued the following standards amending or relating to ASU 2014-09 (collectively, the “new revenue standards”): ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”).

The new revenue standards may be applied retrospectively to each prior period presented or in a modified retrospective approach in which the cumulative effect will be recognized as of the date of adoption. We currently anticipate we will adopt the new revenue standards using the full retrospective method to restate each prior reporting period presented. Our decision to adopt using the full retrospective method is dependent on the finalization of our analysis of information necessary to restate prior period financial statements.

We continue to make progress in evaluating all potential impacts of adopting the new revenue standards on the Company’s consolidated financial statements, the materiality of which is not yet known. This evaluation includes monitoring the work of standard setters, including any impacts from the recently issued amendments, and considering the interpretive efforts of non-authoritative groups.

For discussion regarding the Company’s current revenue recognition policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Adoption of the new revenue standards is expected to affect the manner in which the Company determines the unit of account for certain products (i.e. performance obligations), as well as the allocation of consideration (i.e. revenue) to certain obligations. We have completed our grouping of the Company’s homogenous revenue streams and are continuing to specify and allocate consideration to the associated obligations.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Callable debt securities held at a discount continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	April 1, 2017	March 26, 2016

Net sales	100%	100%
Cost of goods sold	42%	46%
Gross profit	58%	54%
Advertising expense	5%	5%
Selling, general and administrative expense	16%	15%
Research and development expense	19%	17%
Total operating expense	40%	38%
Operating income	18%	17%
Other income (expense)	(4)%	1%
Income before income taxes	14%	17%
Income tax (benefit) provision	(24)%	3%
Net income	37%	14%

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis. The segment table located in Note 4 to the Condensed Consolidated Financial Statements sets forth the Company’s results of operations (in thousands) including net sales, gross profit, and operating income for each of the Company’s five segments during the periods shown. For each line item in the table, the total of the outdoor, fitness, marine, auto, and aviation segments' amounts equals the amount in the condensed consolidated statements of income included in Item 1.

Comparison of 13-weeks ended April 1, 2017 and March 26, 2016

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$115,875	18%	$96,827	16%	$19,048	20%
Fitness	137,831	22%	142,418	23%	(4,587)	-3%
Marine	104,445	16%	82,880	13%	21,565	26%
Auto	157,524	25%	195,599	31%	(38,075)	-19%
Aviation	122,871	19%	106,316	17%	16,555	16%
Total	$638,546	100%	$624,040	100%	$14,506	2%

Net sales increased 2% for the 13-week period ended April 1, 2017 when compared to the year-ago quarter. The outdoor, marine, and aviation segments increased by double-digits. Auto was the largest portion of our revenue mix at 25% in the first quarter of 2017 compared to 31% in the first quarter of 2016.

Total unit sales decreased to 3,099 in the first quarter of 2017 from 3,316 in the same period of 2016.

Auto segment revenue decreased 19% from the year-ago quarter, primarily due to the ongoing PND market contraction. Revenues in the fitness segment decreased 3% from the year-ago quarter driven by lower volume in basic activity trackers partially offset by the strong growth in our advanced wearables with GPS. Revenues in the outdoor segment increased 20% from the year-ago quarter primarily driven by growth in the wearable category. Aviation revenues increased 16% when compared to the year-ago quarter, primarily due to growth in the aftermarket. The marine year-over-year revenue growth was 26%, which was distributed broadly across most product categories.

Cost of Goods Sold

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$42,406	37%	$37,895	39%	$4,511	12%
Fitness	60,090	44%	70,124	49%	(10,034)	-14%
Marine	44,698	43%	38,731	47%	5,967	15%
Auto	87,591	56%	109,455	56%	(21,864)	-20%
Aviation	31,638	26%	27,985	26%	3,653	13%
Total	$266,423	42%	$284,190	46%	$(17,767)	-6%

Cost of goods sold decreased 6% in absolute dollars when compared to the prior year quarter.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline.  In the aviation segment, the increase in cost of goods sold was largely consistent with the segment revenue growth. In the outdoor and marine segments, the decreases in cost of goods sold as a percentage of revenues are a result of shifts in product mix toward higher margin products. In the fitness segment, the decline in cost of goods sold in absolute dollars outpaced the decline in revenue as product mix shifted from basic activity trackers toward higher-margin advanced wearables with GPS.

Gross Profit

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$73,469	63%	$58,932	61%	$14,537	25%
Fitness	77,741	56%	72,294	51%	5,447	8%
Marine	59,747	57%	44,149	53%	15,598	35%
Auto	69,933	44%	86,144	44%	(16,211)	-19%
Aviation	91,233	74%	78,331	74%	12,902	16%
Total	$372,123	58%	$339,850	54%	$32,273	9%

Gross profit dollars in the first quarter of 2017 increased 9% while gross profit margin increased 380 basis points compared to the first quarter of 2016. All segments had increases in gross margin rate, except for auto and aviation, which remained relatively flat.

Advertising Expense

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,002	4%	$5,158	5%	$(156)	-3%
Fitness	13,926	10%	14,852	10%	(926)	-6%
Marine	5,622	5%	4,603	6%	1,019	22%
Auto	5,478	3%	6,165	3%	(687)	-11%
Aviation	1,497	1%	1,455	1%	42	3%
Total	$31,525	5%	$32,233	5%	$(708)	-2%

Advertising expense decreased 2% in absolute dollars and was flat as a percentage of revenues. The decrease in absolute dollars was primarily in fitness and auto, partially offset by marine.

Selling, General and Administrative Expense

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$20,669	18%	$15,971	16%	$4,698	29%
Fitness	26,550	19%	26,051	18%	499	2%
Marine	21,538	21%	16,082	19%	5,456	34%
Auto	26,604	17%	30,790	16%	(4,186)	-14%
Aviation	6,690	5%	6,716	6%	(26)	0%
Total	$102,051	16%	$95,610	15%	$6,441	7%

Selling, general and administrative expense increased 7% in absolute dollars and 70 basis points as a percent of revenues compared to the year-ago quarter. The absolute dollar increase is primarily attributable to legal costs and information technology costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percentage of total revenues.

Research and Development Expense

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$13,347	12%	$9,918	10%	$3,429	35%
Fitness	18,793	14%	14,818	10%	3,975	27%
Marine	14,442	14%	13,171	16%	1,271	10%
Auto	31,182	20%	30,623	16%	559	2%
Aviation	44,438	36%	39,674	37%	4,764	12%
Total	$122,202	19%	$108,204	17%	$13,998	13%

Research and development expense increased 13% due to ongoing development activities for new products and additional engineering personnel. In absolute dollars, research and development costs increased $14.0 million when compared with the year-ago quarter and increased 180 basis points as a percentage of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended April 1, 2017		13-weeks ended March 26, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$34,451	30%	$27,885	29%	$6,566	24%
Fitness	18,472	13%	16,573	12%	1,899	11%
Marine	18,145	17%	10,293	12%	7,852	76%
Auto	6,669	4%	18,566	9%	(11,897)	-64%
Aviation	38,608	31%	30,486	29%	8,122	27%
Total	$116,345	18%	$103,803	17%	$12,542	12%

Operating income increased 12% in absolute dollars and 160 basis points as a percent of revenue when compared to the first quarter of 2016. Revenue growth with an increase in gross margin percentage contributed to the growth, partially offset by increased operating expenses, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	April 1, 2017	March 26, 2016
Interest income	$8,444	$7,428
Foreign currency gains (losses)	(37,497)	(4,839)
Other	400	1,155
Total	$(28,653)	$3,744

The average return on cash and investments during the first quarter of 2017 was 1.4% compared to 1.3% during the same quarter of 2016. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $37.5 million currency loss recognized in the first quarter of 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, Euro, and British Pound Sterling within the 13-weeks ended April 1, 2017. During this period, the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of 42.9 million, while the U.S. Dollar weakened 1.3% against the Euro and 1.7% against the British Pound Sterling, resulting in gains of $2.7 million and $0.8 million, respectively. The remaining net currency gain of $1.9 million was related to other currencies and timing of transactions.

The $4.8 million currency loss recognized in the first quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 13-weeks ended March 26, 2016. During this period, the U.S. Dollar weakened 1.0% against the Taiwan Dollar, resulting in a loss of $6.6 million. This was partially offset by the U.S. Dollar also weakening 1.7% against the Euro, resulting in a gain of $1.1 million. The remaining net currency gain of $0.7 million was related to other currencies and timing of transactions.

Income Tax (Benefit) Provision

The Company recorded an income tax benefit of $150.1 million in the 13-week period ended April 1, 2017, which includes a $168.8 million income tax benefit due to the revaluation of certain Switzerland deferred tax assets, compared to income tax expense of $19.5 million in the 13-week period ended March 26, 2016. The effective tax rate was (171.2%) in the first quarter of 2017, compared to 18.1% in the first quarter of 2016. Excluding the effect of the $168.8 million revaluation of deferred tax assets, the Q1 2017 effective tax rate increased 320 basis points compared to the effective tax rate in the prior year quarter. The revaluation of deferred tax assets and the 320 basis point increase in effective tax rate mentioned above were primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives.

Net Income

As a result of the above, net income for the 13-weeks ended April 1, 2017 was $237.8 million compared to $88.1 million for the 13-week period ended March 26, 2016, an increase of $149.7 million.

Liquidity and Capital Resources

Operating Activities

	13-Weeks Ended
	Apr 1,	Mar 26,
(In thousands)	2017	2016
Net cash provided by operating activities	$120,395	$129,387

The $9.0 million decrease in cash provided by operating activities in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the following:

•	the impact of deferred income taxes providing $175.4 million less cash as discussed in the Results of Operations section above
•	other current and noncurrent liabilities providing $49.4 million less cash primarily due to timing of payments for salaries and benefits payable and accrued sales program costs and
•	inventories providing $22.5 million less cash in preparation for the seasonally strong second quarter

Partially offset by:

•	net income increasing $149.7 million as discussed in the Results of Operations section above
•	the $47.7 million impact of increasing unrealized foreign currency losses due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above
•	the impact of income taxes payable providing $15.7 million more cash due to the timing of estimated tax payments
•	other current and noncurrent assets providing $11.5 million more cash primarily related to the timing of prepayments for royalties
•	accounts receivable providing $5.2 million more cash primarily due to the timing of collections and
•	deferred revenue/costs providing $6.5 million more working capital benefit due to the net decrease in amortization of previously deferred revenue/cost

Investing Activities

	13-Weeks Ended
	Apr 1,	Mar 26,
(In thousands)	2017	2016
Net cash (used in) provided by investing activities	$(13,280)	$8,631

The $21.9 million increase in cash used in investing activities in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the following:

•	decreased net redemptions of marketable securities of $72.9 million and
•	increased purchases of property and equipment of $11.6 million, primarily associated with the Olathe, Kansas campus expansion project

Partially offset by:

•	decreased cash payments for acquisitions of $62.1 million

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during first quarter 2017 and 2016 were approximately 1.4% and 1.3%, respectively.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Financing Activities

	13-Weeks Ended
	Apr 1,	Mar 26,
(In thousands)	2017	2016
Net cash used in financing activities	$(127,353)	$(116,273)

The $11.1 million increase in cash used in financing activities in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to the following:

•	increased purchases of treasury stock of $8.1 million under our share repurchase authorization
•	increased purchases of treasury stock of $3.4 million related to equity awards

Our dividend has increased from $0.45 per share for the eight calendar quarters beginning in June 2012 to $0.48 per share for the four calendar quarters beginning in June 2014 to $0.51 per share for the eight quarters beginning in June 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week period ended April 1, 2017 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of April 1, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 1, 2017 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On March 2, 2017, the Administrative Law Judge denied Garmin’s motion for summary determination of no infringement by tilted DownVü sonar products. On March 6 and 7, 2017, the Administrative Law Judge held a hearing in the enforcement proceeding requested by Navico. The parties await the Initial Determination by the Administrative Law Judge in the enforcement proceeding.

PulseOn Oy v. Garmin (Europe) Ltd.

On February 24, 2017, the court held a hearing and granted Garmin’s application for an order that PulseOn provide a response to Garmin’s Request for Further Information and awarded Garmin costs for the application.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week period ended April 1, 2017 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The following table lists the Company’s share purchases during the first quarter of 2017:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approx. Dollar Value of Shares in thousands) That May Yet be Purchased Under the Plan
January 1, 2017 - January 28, 2017	205,734	$48.51	$65,374
January 29, 2017 - February 25, 2017	137,063	$49.16	$58,636
February 26, 2017 - April 1, 2017	216,267	$51.58	$47,482
Total	559,064	$49.86	47,482

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

Dated: May 3, 2017

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

