Form 10-Q
period 2017-07-01
GARMIN LTD
filed 2017-08-02
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Number of shares outstanding of the registrant’s common shares as of July 31, 2017

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended July 1, 2017

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	July 1,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$859,560	$846,883
Marketable securities	248,904	266,952
Accounts receivable, net	514,942	527,062
Inventories, net	525,167	484,821
Deferred costs	49,603	47,395
Prepaid expenses and other current assets	106,758	89,903
Total current assets	2,304,934	2,263,016

Property and equipment, net	517,290	482,878

Marketable securities	1,200,432	1,213,285
Restricted cash	117	113
Deferred income taxes	265,719	110,293
Noncurrent deferred costs	62,741	56,151
Intangible assets, net	309,318	305,002
Other assets	88,221	94,395
Total assets	$4,748,772	$4,525,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$161,398	$172,404
Salaries and benefits payable	86,955	88,818
Accrued warranty costs	37,012	37,233
Accrued sales program costs	51,531	80,953
Deferred revenue	145,603	146,564
Accrued royalty costs	29,378	36,523
Accrued advertising expense	23,180	37,440
Other accrued expenses	95,626	70,469
Income taxes payable	10,961	16,163
Dividend payable	286,865	96,168
Total current liabilities	928,509	782,735

Deferred income taxes	56,691	61,220
Noncurrent income taxes	131,887	121,174
Noncurrent deferred revenue	145,582	140,407
Other liabilities	1,656	1,594

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 187,703 shares outstanding at July 1, 2017 and 188,565 shares outstanding at December 31, 2016	17,979	17,979
Additional paid-in capital	1,839,587	1,836,047
Treasury stock	(496,342)	(455,964)
Retained earnings	2,083,076	2,056,702
Accumulated other comprehensive income (loss)	40,147	(36,761)
Total stockholders' equity	3,484,447	3,418,003
Total liabilities and stockholders' equity	$4,748,772	$4,525,133

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net sales	$816,885	$811,609	$1,455,431	$1,435,648

Cost of goods sold	339,027	348,651	605,450	632,840

Gross profit	477,858	462,958	849,981	802,808

Advertising expense	42,009	44,252	73,533	76,485
Selling, general and administrative expense	105,251	103,677	207,303	199,287
Research and development expense	127,248	114,355	249,450	222,559
Total operating expense	274,508	262,284	530,286	498,331

Operating income	203,350	200,674	319,695	304,477

Other income (expense):
Interest income	9,281	8,455	17,724	15,883
Foreign currency gains (losses)	15,110	(5,743)	(22,387)	(10,582)
Other income	314	415	715	1,570
Total other income (expense)	24,705	3,127	(3,948)	6,871

Income before income taxes	228,055	203,801	315,747	311,348

Income tax provision (benefit)	57,105	42,737	(93,015)	62,193

Net income	$170,950	$161,064	$408,762	$249,155

Net income per share:
Basic	$0.91	$0.85	$2.17	$1.32
Diluted	$0.91	$0.85	$2.17	$1.31

Weighted average common shares outstanding:
Basic	187,757	188,892	187,974	189,195
Diluted	188,492	189,356	188,691	189,491

Dividends declared per share	$2.04	$2.04	$2.04	$2.04

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	July 1,	June 25	July 1,	June 25
	2017	2016	2017	2016
Net income	$170,950	$161,064	$408,762	$249,155
Foreign currency translation adjustment	3,182	5,896	65,506	12,162
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,501	7,565	11,402	16,864
Comprehensive income	$178,633	$174,525	$485,670	$278,181

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	July 1,	June 25,
	2017	2016
Operating activities:
Net income	$408,762	$249,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,558	26,657
Amortization	13,273	14,852
(Gain) loss on sale or disposal of property and equipment	(56)	64
Provision for doubtful accounts	351	1,548
Deferred income taxes	(159,719)	(6,074)
Unrealized foreign currency loss	25,928	3,198
Provision for obsolete and slow moving inventories	11,072	15,892
Stock compensation expense	20,385	19,507
Realized loss (gain) on marketable securities	584	(188)
Changes in operating assets and liabilities:
Accounts receivable	23,785	24,415
Inventories	(34,621)	(16,672)
Other current and non-current assets	(6,328)	(865)
Accounts payable	(20,942)	(32,291)
Other current and non-current liabilities	(48,162)	(10,806)
Deferred revenue	2,988	(13,066)
Deferred costs	(8,383)	(6,089)
Income taxes payable	5,352	10,135
Net cash provided by operating activities	263,827	279,372

Investing activities:
Purchases of property and equipment	(39,812)	(28,614)
Proceeds from sale of property and equipment	121	-
Purchase of intangible assets	(6,336)	(2,831)
Purchase of marketable securities	(243,880)	(457,433)
Redemption of marketable securities	278,719	466,526
Change in restricted cash	-	2
Acquisitions, net of cash acquired	(7,500)	(62,137)
Net cash used in investing activities	(18,688)	(84,487)

Financing activities:
Dividends paid	(191,691)	(193,111)
Purchase of treasury stock under share repurchase plan	(63,957)	(45,097)
Purchase of treasury stock related to equity awards	(3,582)	(173)
Proceeds from issuance of treasury stock related to equity awards	10,316	8,970
Tax benefit from issuance of equity awards	-	2
Net cash used in financing activities	(248,914)	(229,409)

Effect of exchange rate changes on cash and cash equivalents	16,452	2,918

Net increase (decrease) in cash and cash equivalents	12,677	(31,606)
Cash and cash equivalents at beginning of period	846,883	833,070
Cash and cash equivalents at end of period	$859,560	$801,464

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

July 1, 2017

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended July 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 30, 2017.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended July 1, 2017 and June 25, 2016 both contain operating results for 13 weeks.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The Company adopted ASU 2016-09 on a prospective basis during the quarter ended April 1, 2017. ASU 2016-09 requires excess tax benefits or deficiencies from stock-based compensation to be recognized in the income tax provision. We previously recorded these amounts to additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are not estimated in the effective tax rate, rather, are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations under ASU 2016-09, rather than as a cash flow from financing activities. Most significantly, the Company recognized income tax expense of $7,275 resulting from stock options and stock appreciation rights expiring unexercised during the 13-week and 26-week periods ended July 1, 2017. The impact of these discrete tax items on diluted earnings per share was $0.04 for both the 13-week and 26-week periods ended July 1, 2017. The Company believes ASU 2016-09 may have a material effect on forthcoming quarters during fiscal 2017. However, the Company is unable to reasonably estimate the impact due to the dependency of these items on the underlying share price of the Company.

2.	Inventories

The components of inventories consist of the following:

	July 1,	December 31,
	2017	2016

Raw materials	$181,514	$162,882
Work-in-process	82,283	68,602
Finished goods	298,629	293,789
Inventory reserves	(37,259)	(40,452)
Inventory, net of reserves	$525,167	$484,821

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	July 1,	June 25,
	2017	2016
Numerator:
Numerator for basic and diluted net income per share - net income	$170,950	$161,064

Denominator:
Denominator for basic net income per share – weighted-average common shares	187,757	188,892

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	735	464

Denominator for diluted net income per share – adjusted weighted-average common shares	188,492	189,356

Basic net income per share	$0.91	$0.85

Diluted net income per share	$0.91	$0.85

	26-Weeks Ended
	July 1,	June 25,
	2017	2016
Numerator:
Numerator for basic and diluted net income per share - net income	$408,762	$249,155

Denominator:
Denominator for basic net income per share – weighted-average common shares	187,974	189,195

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	717	296

Denominator for diluted net income per share – adjusted weighted-average common shares	188,691	189,491

Basic net income per share	$2.17	$1.32

Diluted net income per share	$2.17	$1.31

There were 1,057 and 3,873 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended July 1, 2017 and June 25, 2016, respectively.

There were 1,825 and 4,231 anti-dilutive equity awards outstanding during the 26-week periods ended July 1, 2017 and June 25, 2016, respectively.

There were 9 and 11 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended July 1, 2017 and June 25, 2016, respectively.

There were 159 and 13 shares issued as a result of exercises and releases of equity awards for the 26-week periods ended July 1, 2017 and June 25, 2016, respectively.

There were 248 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended July 1, 2017.

There were 285 ESPP shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 25, 2016.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended July 1, 2017

Net sales	$194,776	$181,022	$108,545	$208,482	$124,060	$816,885
Gross profit	$127,813	$102,139	$62,368	$93,037	$92,501	$477,858
Operating income	$74,284	$37,487	$24,295	$27,926	$39,358	$203,350

13-Weeks Ended June 25, 2016

Net sales	$133,096	$212,855	$111,599	$245,728	$108,331	$811,609
Gross profit	$85,224	$119,805	$64,515	$112,988	$80,426	$462,958
Operating income	$48,565	$53,074	$28,548	$39,623	$30,864	$200,674

26-Weeks Ended July 1, 2017

Net sales	$310,652	$318,852	$212,990	$366,006	$246,931	$1,455,431
Gross profit	$201,282	$179,879	$122,116	$162,970	$183,734	$849,981
Operating income	$108,735	$55,959	$42,440	$34,595	$77,966	$319,695

26-Weeks Ended June 25, 2016

Net sales	$229,923	$355,273	$194,479	$441,326	$214,647	$1,435,648
Gross profit	$144,155	$192,100	$108,664	$199,131	$158,758	$802,808
Operating income	$76,450	$69,647	$38,840	$58,190	$61,350	$304,477

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 26-week periods ended July 1, 2017 and June 25, 2016. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
July 1, 2017
Net sales to external customers	$708,281	$205,316	$541,834	$1,455,431
Property and equipment, net	$326,125	$153,277	$37,888	$517,290

June 25, 2016
Net sales to external customers	$724,974	$175,226	$535,448	$1,435,648
Property and equipment, net	$297,609	$113,295	$39,750	$450,654

5.	Warranty Reserves

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

	13-Weeks Ended
	July 1,	June 25,
	2017	2016

Balance - beginning of period	$34,427	$31,407
Accrual for products sold during the period	15,747	17,860
Expenditures	(13,162)	(14,597)
Balance - end of period	$37,012	$34,670

	26-Weeks Ended
	July 1,	June 25,
	2017	2016

Balance - beginning of period	$37,233	$30,449
Accrual for products sold during the period	23,947	30,312
Expenditures	(24,168)	(26,091)
Balance - end of period	$37,012	$34,670

6.	Commitments and Contingencies

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, investments in certain low income housing tax credit projects, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of July 1, 2017 was approximately $378,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe there is at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies individually and in the aggregate, for the fiscal quarter ended July 1, 2017. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. Although management considers the likelihood to be remote, an adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended July 1, 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

7.	Income Taxes

The Company recorded an income tax expense of $57,105 in the 13-week period ended July 1, 2017, compared to income tax expense of $42,737 in the 13-week period ended June 25, 2016. The effective tax rate was 25.0% in the second quarter of 2017, compared to 21.0% in the second quarter of 2016. Excluding tax expense of $7,275 associated with the expiration of share-based awards (see Note 1 regarding the impacts of ASU 2016-09), the second quarter of 2017 effective tax rate increased 90 basis points compared to the effective tax rate in the prior year quarter. This remaining 90 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, partially offset by shifts in the projected income mix by jurisdiction during the second quarter of 2017 compared to the second quarter of 2016.

The Company recorded an income tax benefit of $93,015 for the first half of 2017, compared to income tax expense of $62,192 in the first half of 2016. The effective tax rate was (29.5%) in the first half of 2017, compared to 20.0% in the first half of 2016. Excluding an income tax benefit of $168,755 due to revaluation of deferred tax assets, and the $7,275 expense due to the expiration of share-based awards, the effective tax rate for the first half of 2017 increased 170 basis points compared to the effective tax rate in the first half of 2016. This remaining 170 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, partially offset by shifts in the projected income mix by jurisdiction for 2017 compared to the projection at second quarter of 2016.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of July 1, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$20,841	$-	$20,841	$-
Agency securities	56,986	-	56,986	-
Mortgage-backed securities	205,822	-	205,822	-
Corporate securities	891,377	-	891,377	-
Municipal securities	164,168	-	164,168	-
Other	110,142	-	110,142	-
Total	$1,449,336	$-	$1,449,336	$-

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,034	$-	$29,034	$-
Agency securities	59,541	-	59,541	-
Mortgage-backed securities	230,823	-	230,823	-
Corporate securities	893,725	-	893,725	-
Municipal securities	176,168	-	176,168	-
Other	90,946	-	90,946	-
Total	$1,480,237	$-	$1,480,237	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of July 1, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$20,981	$12	$(152)	$20,841
Agency securities	57,828	13	(855)	56,986
Mortgage-backed securities	210,659	32	(4,869)	205,822
Corporate securities	902,190	546	(11,359)	891,377
Municipal securities	165,377	264	(1,473)	164,168
Other	110,488	9	(355)	110,142
Total	$1,467,523	$876	$(19,063)	$1,449,336

	Available-For-Sale Securities as of December 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,291	$31	$(288)	$29,034
Agency securities	60,513	19	(991)	59,541
Mortgage-backed securities	236,354	41	(5,572)	230,823
Corporate securities	914,028	252	(20,555)	893,725
Municipal securities	178,804	224	(2,859)	176,169
Other	90,934	20	(9)	90,945
Total	$1,509,924	$587	$(30,274)	$1,480,237

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2016 and the 26-week period ending July 1, 2017, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at July 1, 2017 were $1,085,289 and $1,066,225 respectively. Approximately 57.4% of securities in our portfolio were at an unrealized loss position at July 1, 2017. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of July 1, 2017 and December 31, 2016.

	As of July 1, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(152)	$18,710	$-	$-
Agency securities	(855)	48,997	-	-
Mortgage-backed securities	(3,002)	131,732	(1,867)	70,739
Corporate securities	(9,697)	624,546	(1,662)	48,251
Municipal securities	(1,363)	78,904	(110)	6,041
Other	(351)	36,540	(4)	1,766
Total	$(15,420)	$939,429	$(3,643)	$126,797

	As of December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(288)	$24,260	$-	$-
Agency securities	(991)	49,255	-	-
Mortgage-backed securities	(3,702)	159,665	(1,870)	64,645
Corporate securities	(18,856)	765,712	(1,699)	40,910
Municipal securities	(2,762)	130,994	(97)	6,326
Other	(3)	4,058	(6)	6,919
Total	$(26,602)	$1,133,944	$(3,672)	$118,800

The amortized cost and fair value of marketable securities at July 1, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$248,935	$248,904
Due after one year through five years	999,063	988,893
Due after five years through ten years	214,740	206,838
Due after ten years	4,785	4,701
	$1,467,523	$1,449,336

9.	Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. As of July 1, 2017, the Company had repurchased 6,571 shares using cash of $288,603. There remains approximately $11,397 available to repurchase additional shares under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended July 1, 2017:

	13-Weeks Ended July 1, 2017
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$52,913	$(20,449)	$32,464

Other comprehensive income before reclassification	3,182	4,232	7,414
Amounts reclassified from accumulated other comprehensive income	-	269	269
Net current-period other comprehensive income	3,182	4,501	7,683
Balance - end of period	$56,095	$(15,948)	$40,147

	26-Weeks Ended July 1, 2017
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$(9,411)	$(27,350)	$(36,761)

Other comprehensive income before reclassification	65,506	10,858	76,364
Amounts reclassified from accumulated other comprehensive income	-	544	544
Net current-period other comprehensive income	65,506	11,402	76,908
Balance - end of period	$56,095	$(15,948)	$40,147

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended July 1, 2017:

13-Weeks Ended July 1, 2017

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(293)	Other income (expense)
	24	Income tax benefit (provision)
	$(269)	Net of tax

26-Weeks Ended July 1, 2017

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(584)	Other income (expense)
	40	Income tax benefit (provision)
	$(544)	Net of tax

11.	Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. Subsequently, the FASB has issued several standards amending or relating to ASU 2014-09 (collectively, the “new revenue standards”). Under Topic 606, a company is required to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new revenue standards also require enhanced disclosures around contract assets and liabilities, increased disaggregation of revenues, among other enhanced disclosure requirements. The effective date of ASU 2014-09 is for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. The Company does not intend to early adopt, and adoption will therefore occur in the Company’s fiscal year ending December 29, 2018.

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

We expect the new revenue standards will impact a portion of the Company’s auto segment, which are currently accounted for under Accounting Standards Codification Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company defers all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) cannot be established for an undelivered element (e.g. map updates). However, in applying the new revenue standards to certain contracts that include both software licenses and map updates, we expect to recognize the portion of revenue related to the software license at the time of delivery rather than ratably over the map update period.

Additionally, for certain multiple-element arrangements within the Company’s auto segment, the Company’s current policy is to allocate consideration to traffic services and recognize it ratably over the estimated life of the underlying product. Under the new revenue standards, we expect to recognize revenue related to certain traffic services at the time of hardware and/or software delivery. Specifically, the new revenue standards emphasize the timing of the Company’s performance, and upon delivery of the navigation device and/or software, the Company has performed its obligation with respect to the design and production of the product to receive and interpret the broadcast traffic signal for the benefit of the end user.

We continue to finalize our analysis of the impacts of the new revenue standards, and the materiality of which is not yet known. We are also in the process of quantifying the impacts of the changes in accounting policy, retrospectively adjusting financial information for 2016 and 2017 fiscal periods, and implementing changes to processes and internal controls for the new revenue standards. We will continue to monitor the work of standard setters, including any impacts from the recently issued amendments, and consider the interpretive efforts of non-authoritative groups.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

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

Leases

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

Statement of Cash Flows

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

Income Taxes

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Receivables – Nonrefundable Fees and Other Costs

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

On July 20, 2017, the Company acquired the shares of Alphamantis Technologies Inc., a privately held designer of aerodynamics testing and measurement technology for the cycling industry. This acquisition was not material.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	July 1, 2017	June 25, 2016

Net sales	100%	100%
Cost of goods sold	42%	43%
Gross profit	58%	57%
Advertising expense	5%	5%
Selling, general and administrative expense	13%	13%
Research and development expense	16%	14%
Total operating expense	34%	32%
Operating income	25%	25%
Other income (expense)	3%	0%
Income before income taxes	28%	25%
Income tax (benefit) provision	7%	5%
Net income	21%	20%

	26-Weeks Ended
	July 1, 2017	June 25, 2016

Net sales	100%	100%
Cost of goods sold	42%	44%
Gross profit	58%	56%
Advertising expense	5%	5%
Selling, general and administrative expense	14%	14%
Research and development expense	17%	16%
Total operating expense	36%	35%
Operating income	22%	21%
Other income (expense)	0%	0%
Income before income taxes	22%	22%
Income tax (benefit) provision	(6)%	4%
Net income	28%	17%

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

Comparison of 13-weeks ended July 1, 2017 and June 25, 2016

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$194,776	24%	$133,096	16%	$61,680	46%
Fitness	181,022	22%	212,855	26%	(31,833)	-15%
Marine	108,545	13%	111,599	14%	(3,054)	-3%
Auto	208,482	26%	245,728	30%	(37,246)	-15%
Aviation	124,060	15%	108,331	13%	15,729	15%
Total	$816,885	100%	$811,609	100%	$5,276	1%

Net sales increased 1% for the 13-week period ended July 1, 2017 when compared to the year-ago quarter. The outdoor, aviation, marine, and fitness segments collectively increased by 8%, contributing 74% of total revenue. Auto was the largest portion of our revenue mix at 26% in the second quarter of 2017 compared to 30% in the second quarter of 2016.

Total unit sales decreased to 3,904 in the second quarter of 2017 from 4,209 in the same period of 2016.

Auto segment revenue decreased 15% from the year-ago quarter, primarily due to the ongoing PND market contraction. Revenues in the fitness segment decreased 15% from the year-ago quarter driven by the general decline of the basic activity tracker market and the timing of product introductions. The marine decline of 3% is primarily due to volume declines when compared to the year-ago quarter. Revenues in the outdoor segment increased 46% from the year-ago quarter primarily driven by significant growth in the wearable category. Aviation revenues increased 15% when compared to the year-ago quarter, primarily due to growth in aftermarket sales.

Cost of Goods Sold

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$66,963	34%	$47,872	36%	$19,091	40%
Fitness	78,883	44%	93,050	44%	(14,167)	-15%
Marine	46,177	43%	47,084	42%	(907)	-2%
Auto	115,445	55%	132,740	54%	(17,295)	-13%
Aviation	31,559	25%	27,905	26%	3,654	13%
Total	$339,027	42%	$348,651	43%	$(9,624)	-3%

Second quarter 2017 cost of goods sold was $9.6 million or 3% lower than the prior year quarter.

In the fitness, auto, and marine segments, the decline in cost of goods sold was largely consistent with the segment revenue declines. In the outdoor segment, the decrease in cost of goods sold as a percent of revenue resulted from a shift in product mix toward higher margin products.  In the aviation segment, the increase in cost of goods sold was largely consistent with the segment revenue growth.

Gross Profit

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$127,813	66%	$85,224	64%	$42,589	50%
Fitness	102,139	56%	119,805	56%	(17,666)	-15%
Marine	62,368	57%	64,515	58%	(2,147)	-3%
Auto	93,037	45%	112,988	46%	(19,951)	-18%
Aviation	92,501	75%	80,426	74%	12,075	15%
Total	$477,858	58%	$462,958	57%	$14,900	3%

Gross profit dollars in the second quarter of 2017 increased 3% while gross margin increased 150 basis points compared to the second quarter of 2016. Gross margin remained relatively flat across all segments, except for outdoor, which increased to 66% due to product mix.

Advertising Expense

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$13,577	7%	$6,702	5%	$6,875	103%
Fitness	17,220	10%	22,377	11%	(5,157)	-23%
Marine	4,380	4%	4,724	4%	(344)	-7%
Auto	5,418	3%	8,633	4%	(3,215)	-37%
Aviation	1,414	1%	1,816	2%	(402)	-22%
Total	$42,009	5%	$44,252	5%	$(2,243)	-5%

Advertising expense decreased 5% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The decrease in absolute dollars was primarily in fitness and auto, partially offset by an increase in outdoor to support new product introductions.

Selling, General and Administrative Expense

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$25,938	13%	$18,277	14%	$7,661	42%
Fitness	27,132	15%	28,758	14%	(1,626)	-6%
Marine	18,579	17%	17,455	16%	1,124	6%
Auto	26,785	13%	33,000	13%	(6,215)	-19%
Aviation	6,817	5%	6,187	6%	630	10%
Total	$105,251	13%	$103,677	13%	$1,574	2%

Selling, general and administrative expense increased 2% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The absolute dollar increase was primarily attributable to information technology costs. Variances by segment were primarily due to the allocation of certain selling, general and administrative expenses based on percent of total revenues.

Research and Development Expense

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$14,014	7%	$11,680	9%	$2,334	20%
Fitness	20,300	11%	15,596	7%	4,704	30%
Marine	15,114	14%	13,788	12%	1,326	10%
Auto	32,908	16%	31,732	13%	1,176	4%
Aviation	44,912	36%	41,559	38%	3,353	8%
Total	$127,248	16%	$114,355	14%	$12,893	11%

Research and development expense increased 11% primarily due to engineering personnel costs related to our wearable product offerings and aviation. In absolute dollars, research and development costs increased $12.9 million when compared with the year-ago quarter and increased 150 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended July 1, 2017		13-weeks ended June 25, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$74,284	38%	$48,565	36%	$25,719	53%
Fitness	37,487	21%	53,074	25%	(15,587)	-29%
Marine	24,295	22%	28,548	26%	(4,253)	-15%
Auto	27,926	13%	39,623	16%	(11,697)	-30%
Aviation	39,358	32%	30,864	28%	8,494	28%
Total	$203,350	25%	$200,674	25%	$2,676	1%

Operating income increased 1% in absolute dollars and increased 20 basis points as a percent of revenue when compared to the second quarter of 2016. The growth in operating income on an absolute dollar, and percent of revenue basis, resulted from revenue growth with an increase in gross margin percent, partially offset by increased operating expenses as a percent of revenue, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	July 1, 2017	June 25, 2016
Interest income	$9,281	$8,455
Foreign currency gains (losses)	15,110	(5,743)
Other	314	415
Total	$24,705	$3,127

The average return on cash and investments during the second quarter of 2017 was 1.6% compared to 1.4% during the same quarter of 2016. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $15.1 million currency gain recognized in the second quarter of 2017 was primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound Sterling and slight strengthening against the Taiwan Dollar within the 13-weeks ended July 1, 2017. During this period, the U.S. Dollar weakened 7.3% against the Euro and 3.8% against the British Pound Sterling, resulting in gains of $11.5 million and $2.7 million, respectively, while the U.S. Dollar strengthened 0.3% against the Taiwan Dollar, resulting in a gain of $1.3 million. The remaining net currency loss of $0.4 million was related to other currencies and timing of transactions.

The $5.7 million currency loss recognized in the second quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 13-weeks ended June 25, 2016. During this period, the U.S. Dollar weakened 0.6% against the Taiwan Dollar, resulting in a loss of $4.6 million, while the U.S. Dollar strengthened 0.5% against the Euro, resulting in an additional loss of $0.4 million. The remaining net currency loss of $0.7 million was related to other currencies and timing of transactions.

Income Tax (Benefit) Provision

The Company recorded income tax expense of $57.1 million in the 13-week period ended July 1, 2017, compared to income tax expense of $42.7 million in the 13-week period ended June 25, 2016. The effective tax rate was 25.0% in the second quarter of 2017, compared to 21.0% in the second quarter of 2016. In the second quarter of 2017, the Company recognized tax expense of $7.3 million associated with the expiration of share-based awards. Prior to the adoption of ASU 2016-09 in fiscal 2017, the tax effect of such expirations would have been recorded to additional paid-in capital, rather than as a discrete tax item. Excluding this $7.3 million discrete tax item, the second quarter of 2017 effective tax rate increased 90 basis points compared to the effective tax rate in the prior year quarter. This remaining 90 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, partially offset by shifts in the projected income mix by jurisdiction during the second quarter of 2017 compared to the second quarter of 2016.

Net Income

As a result of the above, net income for the 13-weeks ended July 1, 2017 was $171.0 million compared to $161.1 million for the 13-week period ended June 25, 2016, an increase of $9.9 million.

Comparison of 26-Weeks Ended July 1, 2017 and 26-Weeks Ended June 25, 2016

Net Sales

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$310,652	21%	$229,923	16%	$80,729	35%
Fitness	318,852	22%	355,273	26%	(36,421)	-10%
Marine	212,990	15%	194,479	14%	18,511	10%
Auto	366,006	25%	441,326	31%	(75,320)	-17%
Aviation	246,931	17%	214,647	15%	32,284	15%
Total	$1,455,431	100%	$1,435,648	100%	$19,783	1%

Net sales increased 1% for the 26-week period ended July 1, 2017 when compared to the year-ago period. All segments had an increase in revenue except for auto and fitness. Auto was the largest portion of our revenue mix at 25% in the first half of 2017 compared to 31% in the first half of 2016.

Total unit sales decreased to 7,003 in the first half of 2017 from 7,516 in the same period of 2016.

Auto segment revenue decreased 17% from the year-ago period, primarily due to the ongoing PND market contraction. Revenues in the fitness segment decreased 10% from the year-ago period driven by the general decline of the basic activity tracker market and the timing of product introductions. Outdoor, marine, and aviation revenues increased 35%, 10%, and 15%, respectively, when compared to the year-ago period. Growth in outdoor was driven by the significant growth in the wearable category. Our marine segment growth was distributed broadly across most product categories. Aviation revenues increased primarily due to growth in aftermarket sales.

Cost of Goods Sold

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$109,370	35%	$85,768	37%	$23,602	28%
Fitness	138,973	44%	163,173	46%	(24,200)	-15%
Marine	90,874	43%	85,816	44%	5,058	6%
Auto	203,036	55%	242,194	55%	(39,158)	-16%
Aviation	63,197	26%	55,889	26%	7,308	13%
Total	$605,450	42%	$632,840	44%	$(27,390)	-4%

Cost of goods sold decreased 4% in absolute dollars for the 26-weeks ended July 1, 2017 when compared to the year-ago period.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the outdoor and fitness segments, the decreases in cost of goods sold as a percent of revenues were a result of shifts in product mix toward higher margin products. The marine and aviation segment increases in cost of goods sold were largely consistent with the segment revenue increases.

Gross Profit

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$201,282	65%	$144,155	63%	$57,127	40%
Fitness	179,879	56%	192,100	54%	(12,221)	-6%
Marine	122,116	57%	108,664	56%	13,452	12%
Auto	162,970	45%	199,131	45%	(36,161)	-18%
Aviation	183,734	74%	158,758	74%	24,976	16%
Total	$849,981	58%	$802,808	56%	$47,173	6%

Gross profit dollars in the 26-weeks ended July 1, 2017 increased 6% while gross profit margin increased 250 basis points compared to the year-ago period. Growth in sales of higher margin segments contributed to the increase in gross profit dollars and gross margin percentage. Fitness and outdoor gross margins increased to 56% and 65%, respectively, due to product mix. All other segment gross margin rates are relatively consistent between fiscal periods.

Advertising Expenses

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$18,578	6%	$11,860	5%	$6,718	57%
Fitness	31,146	10%	37,229	10%	(6,083)	-16%
Marine	10,002	5%	9,326	5%	676	7%
Auto	10,896	3%	14,798	3%	(3,902)	-26%
Aviation	2,911	1%	3,272	2%	(361)	-11%
Total	$73,533	5%	$76,485	5%	$(2,952)	-4%

Advertising expense decreased 4% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago period. The decrease in absolute dollars was primarily in fitness and auto, partially offset by an increase in outdoor to support new product introductions.

Selling, General and Administrative Expenses

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$46,608	15%	$34,247	15%	$12,361	36%
Fitness	53,680	17%	54,810	15%	(1,130)	-2%
Marine	40,118	19%	33,538	17%	6,580	20%
Auto	53,389	15%	63,789	14%	(10,400)	-16%
Aviation	13,508	5%	12,903	6%	605	5%
Total	$207,303	14%	$199,287	14%	$8,016	4%

Selling, general and administrative expense increased 4% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago period. The absolute dollar increase was primarily attributable to legal costs and information technology costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percent of total revenues.

Research and Development Expense

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$27,361	9%	$21,598	9%	$5,763	27%
Fitness	39,094	12%	30,414	9%	8,680	29%
Marine	29,556	14%	26,959	14%	2,597	10%
Auto	64,090	18%	62,355	14%	1,735	3%
Aviation	89,349	36%	81,233	38%	8,116	10%
Total	$249,450	17%	$222,559	16%	$26,891	12%

Research and development expense increased 12% primarily due to engineering personnel costs related to our wearable product offerings and aviation. In absolute dollars, research and development costs increased $26.9 million when compared with the year-ago period, and increased 160 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	26-weeks ended July 1, 2017		26-weeks ended June 25, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$108,735	35%	$76,450	33%	$32,285	42%
Fitness	55,959	18%	69,647	20%	(13,688)	-20%
Marine	42,440	20%	38,840	20%	3,600	9%
Auto	34,595	9%	58,190	13%	(23,595)	-41%
Aviation	77,966	32%	61,350	29%	16,616	27%
Total	$319,695	22%	$304,477	21%	$15,218	5%

Operating income increased 5% in absolute dollars and increased 80 basis points as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar, and percent of revenue basis, resulted from revenue growth with an increase in gross margin percent, partially offset by increased operating expenses as a percent of revenue, as discussed above.

Other Income (Expense)

	26-weeks ended	26-weeks ended
	July 1, 2017	June 25, 2016
Interest income	$17,724	$15,883
Foreign currency gains (losses)	(22,387)	(10,582)
Other	715	1,570
Total	$(3,948)	$6,871

The average returns on cash and investments during the 26-weeks ended July 1, 2017 and the 26-weeks ended June 25, 2016 were 1.5% and 1.4%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $22.4 million currency loss recognized in the first half of 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 26-weeks ended July 1, 2017. During this period, the U.S. Dollar weakened 6.8% against the Taiwan Dollar, resulting in a loss of $41.6 million, while the U.S. Dollar weakened 8.7% against the Euro and 5.6% against the British Pound Sterling, resulting in gains of $14.2 million and $3.5 million, respectively. The remaining net currency gain of $1.5 million was related to other currencies and timing of transactions.

The $10.6 million currency loss recognized in the first half of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 26-weeks ended June 25, 2016. During this period, the U.S. Dollar weakened 1.6% against the Taiwan Dollar resulting in a loss of $11.2 million, while the U.S. Dollar weakened 1.3% against the Euro, resulting in a gain of $0.8 million. The remaining net currency loss of $0.2 million was related to other currencies and timing of transactions.

Income Tax Provision

The Company recorded an income tax benefit of $93.0 million in the first half of 2017, compared to income tax expense of $62.2 million in the first half of 2016. The effective tax rate was (29.5%) in the first half of 2017, compared to 20.0% in the first half of 2016. In the first half of 2017, a $168.8 million income tax benefit was recognized due to revaluation of deferred tax assets. The Company also recognized income tax expense of $7.3 million associated with the expiration of share-based awards in the first half of 2017. Prior to the adoption of ASU 2016-09 in fiscal 2017, the tax effect of such expirations would have been recorded to additional paid-in capital, rather than as a discrete tax item. Excluding the effect of these discrete tax items, the effective tax rate for the first half of 2017 increased 170 basis points compared to the effective tax rate in the first half of 2016. This remaining 170 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, partially offset by shifts in the projected income mix by jurisdiction for 2017 compared to the projection at second quarter of 2016.

Net Income

As a result of the various factors noted above, net income increased 64% to $408.8 million for the 26-weeks ended July 1, 2017 compared to $249.2 million for the 26-weeks ended June 25, 2016.

Liquidity and Capital Resources

Operating Activities

	26-Weeks Ended
	July 1,	June 25,
(In thousands)	2017	2016
Net cash provided by operating activities	$263,827	$279,372

The $15.5 million decrease in cash provided by operating activities in the first half of 2017 compared to the first half of 2016 was primarily due to the following:

•	the impact of deferred income taxes providing $153.6 million less cash primarily due to the revaluation of certain Switzerland deferred tax assets
•	other current and noncurrent liabilities providing $37.4 million less cash primarily due to timing of payments for royalties and accrued sales program costs
•	inventories and related provisions for obsolete and slow moving inventories providing $22.8 million less cash primarily due to higher raw materials and work-in-process balances in anticipation of longer lead times for certain raw material components, new product introductions planned for the second half of 2017, and continued strong demand for certain key product categories
•	other current and noncurrent assets providing $5.5 million less cash primarily related to the timing of prepayments for equipment and
•	the impact of income taxes payable providing $4.8 million less cash primarily due to the timing of disbursements

Partially offset by:

•	net income increasing $159.6 million as discussed in the Results of Operations section above
•	the $22.7 million impact of increasing unrealized foreign currency losses due primarily to foreign currency rate fluctuations as discussed in the Results of Operations section above
•	deferred revenue providing $16.1 million more working capital benefit due to the net decrease in amortization of previously deferred revenue and
•	accounts payable providing $11.3 million more cash primarily due to the timing of disbursements

Investing Activities

	26-Weeks Ended
	July 1,	June 25,
(In thousands)	2017	2016
Net cash used in investing activities	$(18,688)	$(84,487)

The $65.8 million decrease in cash used in investing activities in the first half of 2017 compared to the first half of 2016 was primarily due to the following:

•	decreased cash payments for acquisitions of $54.6 million and
•	increased net redemptions of marketable securities of $25.7 million

Partially offset by:

•	increased purchases of property and equipment of $11.2 million

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during the first half of 2017 and 2016 were approximately 1.5% and 1.4%, respectively.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Footnote 8 for additional information regarding marketable securities.

Financing Activities

	26-Weeks Ended
	July 1,	June 25,
(In thousands)	2017	2016
Net cash used in financing activities	$(248,914)	$(229,409)

The $19.5 million increase in cash used in financing activities in the first half of 2017 compared to the first half of 2016 was primarily due to the following:

•	increased purchases of treasury stock of $18.9 million under our share repurchase authorization

Our declared dividend has increased from $0.45 per share for the eight calendar quarters beginning in June 2012 to $0.48 per share for the four calendar quarters beginning in June 2014 to $0.51 per share for the twelve quarters beginning in June 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week and 26-week periods ended July 1, 2017 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of July 1, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of July 1, 2017 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 13, 2017 the Federal Circuit Court of Appeals issued its decision holding that all asserted claims of the ‘840 patent and the ‘550 patent are invalid in view of the prior art and confirming that Garmin does not infringe the ‘499 patent. On July 28, 2017 Navico filed with the Federal Circuit a combined petition for panel rehearing and rehearing en banc. The ITC has not filed any petition for rehearing.

On May 26, 2017, the Administrative Law Judge issued his initial enforcement determination concluding that Garmin’s sale of certain DownVü sonar products violated the ITC’s December 2015 orders and recommended a civil penalty in the amount of $37 million. On June 5, 2017 Garmin filed a petition for review of the enforcement initial determination. As a result of the June 13, 2017 decision of the Federal Circuit referred to above, all patent claims covered by the ITC’s December 2015 orders are invalid. On June 21, 2017 Garmin filed a motion to stay the enforcement proceeding in light of the reversal of the underlying violation finding. On June 26, 2017 the ITC issued a Notice stating that it has determined to extend the time for determining whether to review the May 26, 2017 initial enforcement determination until three weeks after issuance of the Federal Circuit’s mandate. On July 3, 2017 the ITC staff (Office of Unfair Import Investigations) filed a response to Garmin’s motion to stay the enforcement proceeding arguing that the motion is moot since the ITC issued its Notice on July 3, 2017 and also submitting that no civil penalty should be assessed against Garmin in view of the Federal Circuit’s decision that all of Navico’s patent claims that the ITC had found to be infringed are invalid.

Navico Inc. And Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc. (U.S: District Court for the Northern District of Oklahoma)

Garmin intends to file a motion for summary judgment of invalidity of all patent claims asserted in this lawsuit after the Federal Circuit issues its mandate following the Federal Circuit’s June 13, 2017 decision holding that all of Navico’s patent claims asserted in the parallel proceeding before the International Trade Commission are invalid.

Navico Inc. And Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc. (U.S: District Court for the Eastern District of Texas)

On May 30, 2017 Navico filed a motion for partial summary judgment of infringement of the ‘022 patent. On July 14, 2017, the court denied this motion. On June 21, 2017 Garmin filed a motion to dismiss for improper venue, or alternatively to transfer venue to the District of Kansas. On July 11, 2017, the court denied this motion. On July 12, 2017 Garmin filed a motion for summary judgment of invalidity of the ‘022 patent. The court has scheduled a trial to begin on September 5, 2017.

Pioneer Corporation v. Iiyonet Inc.

On May 23, 2017, the IP High Court issued its final ruling dismissing all of Pioneer’s claims and held that Garmin’s products do not infringe any of Pioneer’s asserted patent claims. Pioneer has filed a notice of appeal to the Japanese Supreme Court.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

The court has scheduled a trial to begin on November 6, 2017.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week and 26-week periods ended July 1, 2017 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The following table lists the Company’s share purchases during the second quarter of 2017:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approx. Dollar Value of Shares in thousands) That May Yet be Purchased Under the Plan
April 2, 2017 - April 29, 2017	335,827	$49.82	$30,749
April 30, 2017 - May 27, 2017	162,030	$51.63	$22,383
May 28, 2017 - July 1, 2017	212,700	$51.65	$11,397

Total	710,557	$50.78	$11,397

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

Dated: August 2, 2017

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

