Form 10-Q
period 2017-09-30
GARMIN LTD
filed 2017-11-01
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares outstanding of the registrant’s common shares as of October 30, 2017

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 30, 2017

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share information)

	(Unaudited)
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$891,279	$846,883
Marketable securities	253,699	266,952
Accounts receivable, net	457,391	527,062
Inventories, net	575,335	484,821
Deferred costs	47,483	47,395
Prepaid expenses and other current assets	107,287	89,903
Total current assets	2,332,474	2,263,016

Property and equipment, net	554,441	482,878

Marketable securities	1,210,323	1,213,285
Restricted cash	117	113
Deferred income taxes	262,473	110,293
Noncurrent deferred costs	69,286	56,151
Intangible assets, net	313,269	305,002
Other assets	93,008	94,395
Total assets	$4,835,391	$4,525,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$158,591	$172,404
Salaries and benefits payable	89,124	88,818
Accrued warranty costs	35,669	37,233
Accrued sales program costs	53,826	80,953
Deferred revenue	138,570	146,564
Accrued royalty costs	37,895	36,523
Accrued advertising expense	20,099	37,440
Other accrued expenses	105,783	70,469
Income taxes payable	15,250	16,163
Dividend payable	191,238	96,168
Total current liabilities	846,045	782,735

Deferred income taxes	68,204	61,220
Noncurrent income taxes	123,905	121,174
Noncurrent deferred revenue	155,814	140,407
Other liabilities	1,738	1,594

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 187,500 shares outstanding at September 30, 2017 and 188,565 shares outstanding at December 31, 2016	17,979	17,979
Additional paid-in capital	1,851,529	1,836,047
Treasury stock	(506,799)	(455,964)
Retained earnings	2,230,489	2,056,702
Accumulated other comprehensive income (loss)	46,487	(36,761)
Total stockholders' equity	3,639,685	3,418,003
Total liabilities and stockholders' equity	$4,835,391	$4,525,133

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net sales	$743,077	$722,250	$2,198,508	$2,157,898

Cost of goods sold	309,412	316,270	914,862	949,110

Gross profit	433,665	405,980	1,283,646	1,208,788

Advertising expense	32,449	32,956	105,983	109,441
Selling, general and administrative expense	101,794	96,959	309,095	296,246
Research and development expense	129,632	116,449	379,083	339,008
Total operating expense	263,875	246,364	794,161	744,695

Operating income	169,790	159,616	489,485	464,093

Other income (expense):
Interest income	9,207	8,226	26,931	24,109
Foreign currency gains (losses)	8,579	(19,421)	(13,808)	(30,003)
Other (expense) income	(1,520)	1,344	(805)	2,914
Total other income (expense)	16,266	(9,851)	12,318	(2,980)

Income before income taxes	186,056	149,765	501,803	461,113

Income tax provision (benefit)	38,643	24,711	(54,372)	86,904

Net income	$147,413	$125,054	$556,175	$374,209

Net income per share:
Basic	$0.79	$0.66	$2.96	$1.98
Diluted	$0.78	$0.66	$2.95	$1.98

Weighted average common shares outstanding:
Basic	187,616	188,692	187,902	189,027
Diluted	188,490	189,238	188,671	189,376

Dividends declared per share	-	-	$2.04	$2.04

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net income	$147,413	$125,054	$556,175	$374,209
Foreign currency translation adjustment	5,804	29,598	71,310	41,760
Change in fair value of available-for-sale marketable securities, net of deferred taxes	536	(2,429)	11,938	14,434
Comprehensive income	$153,753	$152,223	$639,423	$430,403

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 30,	September 24,
	2017	2016
Operating activities:
Net income	$556,175	$374,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,011	40,327
Amortization	19,688	22,215
(Gain) loss on sale or disposal of property and equipment	(184)	155
Provision for doubtful accounts	551	2,559
Deferred income taxes	(143,846)	(6,821)
Unrealized foreign currency loss	17,504	19,536
Provision for obsolete and slow moving inventories	16,504	20,943
Stock compensation expense	32,441	29,211
Realized loss (gain) on marketable securities	594	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	84,982	76,372
Inventories	(86,631)	(41,002)
Other current and non-current assets	(9,635)	3,400
Accounts payable	(24,526)	(40,694)
Other current and non-current liabilities	(37,403)	1,942
Deferred revenue	5,726	(13,660)
Deferred costs	(12,650)	(9,906)
Income taxes payable	(724)	14,648
Net cash provided by operating activities	462,577	492,366

Investing activities:
Purchases of property and equipment	(85,211)	(42,157)
Proceeds from sale of property and equipment	264	15
Purchase of intangible assets	(9,069)	(4,706)
Purchase of marketable securities	(438,046)	(739,676)
Redemption of marketable securities	455,376	772,733
Change in restricted cash	-	(6)
Acquisitions, net of cash acquired	(12,400)	(62,137)
Net cash used in investing activities	(89,086)	(75,934)

Financing activities:
Dividends paid	(287,318)	(289,331)
Purchase of treasury stock under share repurchase plan	(74,523)	(65,221)
Purchase of treasury stock related to equity awards	(3,587)	(184)
Proceeds from issuance of treasury stock related to equity awards	10,316	10,210
Tax benefit from issuance of equity awards	-	365
Net cash used in financing activities	(355,112)	(344,161)

Effect of exchange rate changes on cash and cash equivalents	26,017	7,218

Net increase in cash and cash equivalents	44,396	79,489
Cash and cash equivalents at beginning of period	846,883	833,070
Cash and cash equivalents at end of period	$891,279	$912,559

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2017

(In thousands, except per share information)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 30, 2017.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 30, 2017 and September 24, 2016 both contain operating results for 13 weeks.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The Company adopted ASU 2016-09 on a prospective basis during the quarter ended April 1, 2017. ASU 2016-09 requires excess tax benefits or deficiencies from stock-based compensation to be recognized in the income tax provision. We previously recorded these amounts to additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are not estimated in the effective tax rate, rather, are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations under ASU 2016-09, rather than as a cash flow from financing activities. The most significant impact of ASU 2016-09 during the 39-week period ended September 30, 2017 is the recognition of income tax expense of $7,275 resulting from stock options and stock appreciation rights expiring unexercised. There were no material expirations during the 13-week period ended September 30, 2017. The impact of the tax expense associated with the expiration of stock option and stock appreciation rights on diluted earnings per share was $0.04 for the 39-week period ended September 30, 2017. The Company believes ASU 2016-09 may have a material effect on forthcoming periods. However, the Company is unable to reasonably estimate the impact due to the dependency of these items on the underlying share price of the Company.

2.	Inventories

The components of inventories consist of the following:

	September 30,	December 31,
	2017	2016

Raw materials	$189,367	$162,882
Work-in-process	84,249	68,602
Finished goods	334,557	293,789
Inventory reserves	(32,838)	(40,452)
Inventory, net of reserves	$575,335	$484,821

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	September 30,	September 24,
	2017	2016
Numerator:
Numerator for basic and diluted net income per share - net income	$147,413	$125,054

Denominator:
Denominator for basic net income per share – weighted-average common shares	187,616	188,692

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	874	546

Denominator for diluted net income per share – adjusted weighted-average common shares	188,490	189,238

Basic net income per share	$0.79	$0.66

Diluted net income per share	$0.78	$0.66

	39-Weeks Ended
	September 30,	September 24,
	2017	2016
Numerator:
Numerator for basic and diluted net income per share - net income	$556,175	$374,209

Denominator:
Denominator for basic net income per share – weighted-average common shares	187,902	189,027

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	769	349

Denominator for diluted net income per share – adjusted weighted-average common shares	188,671	189,376

Basic net income per share	$2.96	$1.98

Diluted net income per share	$2.95	$1.98

There were 1,051 and 3,170 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended September 30, 2017 and September 24, 2016, respectively.

There were 1,567 and 3,696 anti-dilutive equity awards outstanding during the 39-week periods ended September 30, 2017 and September 24, 2016, respectively.

There were 2 and 26 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended September 30, 2017 and September 24, 2016, respectively.

There were 161 and 39 shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 30, 2017 and September 24, 2016, respectively.

There were 248 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 30, 2017.

There were 285 ESPP shares issued from outstanding Treasury stock during the 39-week period ended September 24, 2016.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. The Company’s Chief Operating Decision Maker (CODM) assesses segment performance and allocates resources to each segment individually.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended September 30, 2017

Net sales	$184,937	$167,147	$77,312	$189,053	$124,628	$743,077
Gross profit	$118,175	$96,135	$44,574	$83,961	$90,820	$433,665
Operating income	$67,810	$33,492	$18,420	$15,971	$34,097	$169,790

13-Weeks Ended September 24, 2016

Net sales	$141,006	$189,161	$70,010	$214,637	$107,436	$722,250
Gross profit	$88,497	$103,363	$39,891	$93,638	$80,591	$405,980
Operating income	$49,271	$44,774	$10,332	$24,795	$30,444	$159,616

39-Weeks Ended September 30, 2017

Net sales	$495,589	$485,999	$290,302	$555,059	$371,559	$2,198,508
Gross profit	$319,457	$276,014	$166,690	$246,931	$274,554	$1,283,646
Operating income	$176,544	$89,452	$60,860	$50,566	$112,063	$489,485

39-Weeks Ended September 24, 2016

Net sales	$370,929	$544,434	$264,489	$655,963	$322,083	$2,157,898
Gross profit	$232,652	$295,463	$148,554	$292,770	$239,349	$1,208,788
Operating income	$125,721	$114,422	$49,172	$82,984	$91,794	$464,093

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales and property and equipment, net by geographic area are as follows as of and for the 39-week periods ended September 30, 2017 and September 24, 2016. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
September 30, 2017
Net sales to external customers	$1,049,287	$315,096	$834,125	$2,198,508
Property and equipment, net	$356,351	$160,360	$37,730	$554,441

September 24, 2016
Net sales to external customers	$1,073,610	$274,083	$810,205	$2,157,898
Property and equipment, net	$297,747	$117,301	$39,198	$454,246

5.	Warranty Reserves

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

	13-Weeks Ended
	September 30,	September 24,
	2017	2016

Balance - beginning of period	$37,012	$34,670
Accrual for products sold during the period	16,903	15,859
Expenditures	(18,246)	(11,657)
Balance - end of period	$35,669	$38,872

	39-Weeks Ended
	September 30,	September 24,
	2017	2016

Balance - beginning of period	$37,233	$30,449
Accrual for products sold during the period	40,850	46,170
Expenditures	(42,414)	(37,747)
Balance - end of period	$35,669	$38,872

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 30, 2017 was approximately $363,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

Contingencies

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, investigations and complaints, including matters alleging patent infringement and other intellectual property claims. The Company evaluates, on a quarterly and annual basis, developments in legal proceedings, investigations, claims, and other loss contingencies that could affect any required accrual or disclosure or estimate of reasonably possible loss or range of loss. An estimated loss from a loss contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, the Company accrues the minimum amount in the range.

If an outcome unfavorable to the Company is determined to be probable, but the amount of loss cannot be reasonably estimated or is determined to be reasonably possible, but not probable, we disclose the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company’s aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but not probable, and a liability therefore has not been accrued. This aggregate range only represents the Company’s estimate of reasonably possible losses and does not represent the Company’s maximum loss exposure. The assessment regarding whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. In assessing the probability of an outcome in a lawsuit, claim or assessment that could be unfavorable to the Company, we consider the following factors, among others: a) the nature of the litigation, claim, or assessment; b) the progress of the case; c) the opinions or views of legal counsel and other advisers; d) our experience in similar cases; e) the experience of other entities in similar cases; and f) how we intend to respond to the lawsuit, claim, or assessment. Costs incurred in defending lawsuits, claims or assessments are expensed as incurred.

Other than the matter discussed below, management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 30, 2017. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 30, 2017 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 9, 2014, Navico Inc. and Navico Holding AS (collectively “Navico”) filed a complaint with the United States International Trade Commission (“ITC”) alleging the Company infringed upon three specific Navico patents relating to downscan sonar. On December 1, 2015, the ITC issued a Final Determination concluding that there was infringement by Garmin. On August 30, 2016, Navico filed a request that the ITC initiate an enforcement proceeding for alleged violations by Garmin of the previous cease and desist orders issued by the ITC. On May 26, 2017, the Administrative Law Judge issued his initial enforcement determination concluding that Garmin’s sale of certain DownVü sonar products violated the ITC’s December 2015 orders and recommended a civil penalty of $37 million. On June 13, 2017, the US Court of Appeals for the Federal Circuit (“Federal Circuit”) reversed the ITC’s December 2015 Final Determination. Specifically, the Federal Circuit ruled that two of the three patents in suit are invalid and that Garmin does not infringe upon the third patent. The ITC stayed the issuance of a Final Determination in this enforcement proceeding pending the issuance by the Federal Circuit of its mandate, which occurred on October 31, 2017. The Company believes the claims in this complaint are without merit, believes it has valid defenses, believes there is a remote likelihood that the Company may have incurred a material loss with respect to this matter, and no loss accrual has therefore been recorded.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc. (U.S. District Court for the Northern District of Oklahoma)

On June 4, 2014, Navico filed suit in the United States District Court for the Northern District of Oklahoma alleging the Company infringed upon the same three specific Navico patents relating to downscan sonar that are the subject of their complaint filed with ITC discussed above. On January 15, 2016, the court issued an order staying this lawsuit pending the final determination of any appeal filed with the Federal Circuit concerning that ITC complaint. The Federal Circuit issued its mandate in this appeal on October 31, 2017, reversing the ITC’s December 2015 infringement ruling. The Company believes the claims in this lawsuit are without merit, believes it has valid defenses, believes there is a remote likelihood that the Company may have incurred a material loss with respect to this matter, and no loss accrual has therefore been recorded.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc. (U.S. District Court for the Eastern District of Texas)

On March 4, 2016, Navico filed suit in the United States District Court for the Eastern District of Texas, Marshall Division alleging the Company infringed upon two specific Navico patents relating to downscan sonar. On September 8, 2017, a jury returned a verdict finding that Garmin had willfully infringed upon those two patents and awarded damages of $38 million. The judge in this matter must now issue a final judgment which could result in damages of up to three times the original jury verdict (or up to $114 million). The final judgment could also include pre-judgment interest, post-judgment interest, and attorneys’ fees.

If the final judgment orders the Company to pay any amount of damages, the Company will appeal that decision to the Federal Circuit, based on grounds which the same court found in favor of the Company that similar Navico patents were not valid or were not infringed. The Company believes the claims in this lawsuit are without merit, is challenging the verdict, believes it has valid defenses, and will vigorously defend this matter. We believe the Federal Circuit will not uphold the validity of the asserted claims of these Navico patents, which are closely related to the claims of the patents that the Federal Circuit has already concluded are obvious and invalid in view of the prior art, and will therefore reverse the jury verdict. As the Company believes a loss in this lawsuit is not probable after any and all challenges and appeals, no loss accrual has been recorded.

In assessing the probability of a loss, we considered, among other factors, our experience and the experience of other entities in similar cases, how we intend to respond to the lawsuit, and the opinions of internal and external legal counsel that a loss is not probable, but is reasonably possible. In view of these factors, the existence of the jury verdict, the possibility of needing to appeal the final judgment and other uncertainties, the Company believes that it is reasonably possible that a loss could occur in a range from zero to up to $114 million, exclusive of pre-judgment interest, post-judgment interest, and attorneys’ fees.

7.	Income Taxes

The Company recorded income tax expense of $38,643 in the 13-week period ended September 30, 2017, compared to income tax expense of $24,711 in the 13-week period ended September 24, 2016. The effective tax rate was 20.8% in the third quarter of 2017, compared to 16.5% in the third quarter of 2016. The 430 basis points increase to the third quarter of 2017 effective tax rate compared to the prior year quarter is primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, and shifts in projected income mix by jurisdiction, partially offset by the release of reserves related to uncertain tax positions due to the expiration of certain statutes of limitations during the third quarter of 2017.

The Company recorded an income tax benefit of $54,372 for the first three quarters of 2017, compared to income tax expense of $86,904 for the first three quarters of 2016. The effective tax rate was (10.8%) in the first three quarters of 2017, compared to 18.8% in the first three quarters of 2016. Excluding an income tax benefit of $168,755 due to revaluation of deferred tax assets, and the $7,275 expense due to the expiration of share-based awards (see Note 1 regarding the impacts of ASU 2016-09), the effective tax rate for the first three quarters of 2017 increased 250 basis points compared to the effective tax rate for the first three quarters of 2016. This remaining 250 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,859	$-	$19,859	$-
Agency securities	50,975	-	50,975	-
Mortgage-backed securities	192,966	-	192,966	-
Corporate securities	866,665	-	866,665	-
Municipal securities	160,398	-	160,398	-
Other	173,159	-	173,159	-
Total	$1,464,022	$-	$1,464,022	$-

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,034	$-	$29,034	$-
Agency securities	59,541	-	59,541	-
Mortgage-backed securities	230,823	-	230,823	-
Corporate securities	893,725	-	893,725	-
Municipal securities	176,168	-	176,168	-
Other	90,946	-	90,946	-
Total	$1,480,237	$-	$1,480,237	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,986	$10	$(137)	$19,859
Agency securities	51,594	5	(624)	50,975
Mortgage-backed securities	197,525	23	(4,582)	192,966
Corporate securities	876,508	721	(10,564)	866,665
Municipal securities	161,165	329	(1,096)	160,398
Other	174,754	10	(1,605)	173,159
Total	$1,481,532	$1,098	$(18,608)	$1,464,022

	Available-For-Sale Securities as of December 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,291	$31	$(288)	$29,034
Agency securities	60,513	19	(991)	59,541
Mortgage-backed securities	236,354	41	(5,572)	230,823
Corporate securities	914,028	252	(20,555)	893,725
Municipal securities	178,804	224	(2,859)	176,169
Other	90,934	20	(9)	90,945
Total	$1,509,924	$587	$(30,274)	$1,480,237

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2016 and the 39-week period ending September 30, 2017, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at September 30, 2017 were $1,140,662 and $1,122,054 respectively. Approximately 59% of securities in our portfolio were at an unrealized loss position at September 30, 2017. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(49)	$10,535	$(88)	$4,835
Agency securities	(416)	29,139	(208)	16,441
Mortgage-backed securities	(1,486)	73,508	(3,096)	117,656
Corporate securities	(4,034)	432,176	(6,530)	238,952
Municipal securities	(298)	54,675	(798)	31,085
Other	(1,602)	111,332	(3)	1,720
Total	$(7,885)	$711,365	$(10,723)	$410,689

	As of December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(288)	$24,260	$-	$-
Agency securities	(991)	49,255	-	-
Mortgage-backed securities	(3,702)	159,665	(1,870)	64,645
Corporate securities	(18,856)	765,712	(1,699)	40,910
Municipal securities	(2,762)	130,994	(97)	6,326
Other	(3)	4,058	(6)	6,919
Total	$(26,602)	$1,133,944	$(3,672)	$118,800

The amortized cost and fair value of marketable securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$253,879	$253,699
Due after one year through five years	1,012,722	1,002,997
Due after five years through ten years	186,767	179,714
Due after ten years	28,164	27,612
	$1,481,532	$1,464,022

9.	Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The repurchases may be made from time to time as market and business conditions warrant on the open market or in negotiated transactions in compliance with the SEC’s Rule 10b-18. The timing and amounts of any repurchases will be determined by the Company’s management depending on market conditions and other factors including price, regulatory requirements and capital availability. The program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. As of September 30, 2017, the Company had repurchased 6,776 shares using cash of $299,169. There remains approximately $831 available to repurchase additional shares under this authorization.

10.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 30, 2017:

	13-Weeks Ended September 30, 2017
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$56,095	$(15,948)	$40,147
Other comprehensive income before reclassification	5,804	519	6,323
Amounts reclassified from accumulated other comprehensive income	-	17	17
Net current-period other comprehensive income	5,804	536	6,340
Balance - end of period	$61,899	$(15,412)	$46,487

	39-Weeks Ended September 30, 2017
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$(9,411)	$(27,350)	$(36,761)
Other comprehensive income before reclassification	71,310	11,378	82,688
Amounts reclassified from accumulated other comprehensive income	-	560	560
Net current-period other comprehensive income	71,310	11,938	83,248
Balance - end of period	$61,899	$(15,412)	$46,487

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 30, 2017:

13-Weeks Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(10)	Other income (expense)
	(7)	Income tax benefit (provision)
	$(17)	Net of tax

39-Weeks Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(594)	Other income (expense)
	34	Income tax benefit (provision)
	$(560)	Net of tax

11.	Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB has issued several standards amending or relating to ASU 2014-09 (collectively, the “new revenue standards”). The effective date of ASU 2014-09 is for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. The Company does not intend to early adopt, and therefore will adopt in the Company’s fiscal year ending December 29, 2018. The Company plans to adopt the new revenue standards using the full retrospective method to restate each prior reporting period presented.

Our evaluation of the new revenue standards, as it relates to possible differences in the timing of revenue recognition for our contracts, is substantially complete. Based on our evaluation of the new revenue standards, our recognition will be consistent with our current accounting policies except for certain arrangements within the Company’s auto segment.

A portion of the Company’s auto segment contracts are currently accounted for under Accounting Standards Codification Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company defers all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) cannot be established for an undelivered element (e.g. map updates). In applying the new revenue standards to certain contracts that include both software licenses and map updates, we will recognize the portion of revenue related to the software license at the time of delivery rather than ratably over the map update period.

Additionally, for certain multiple-element arrangements within the Company’s auto segment, the Company’s current policy is to allocate consideration to traffic services and recognize it ratably over the estimated life of the underlying product. Under the new revenue standards, we will recognize revenue related to certain traffic services at the time of hardware and/or software delivery. Specifically, the new revenue standards emphasize the timing of the Company’s performance, and upon delivery of the navigation device and/or software, the Company has performed its obligation with respect to the design and production of the product to receive and interpret the broadcast traffic signal for the benefit of the end user.

The changes in accounting policy described above will collectively result in reductions to deferred costs (asset) and deferred revenue (liability) balances and will accelerate the recognition of revenues and deferred costs in the auto segment going forward. The Company is currently finalizing its assessment of these impacts of the new revenue standards to the Consolidated Financial Statements. The new revenue standards require enhanced disclosures regarding contract assets and liabilities, and increased disaggregation of revenues, among other enhanced disclosure requirements. We are in the process of implementing changes to processes and internal controls for the new revenue standards.

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

On October 26, 2017, the Company acquired the shares of Navionics S.p.A., a privately held worldwide provider of electronic navigational charts and mobile applications for the marine industry. This acquisition was not material.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	September 30, 2017	September 24, 2016

Net sales	100%	100%
Cost of goods sold	42%	44%
Gross profit	58%	56%
Advertising expense	4%	5%
Selling, general and administrative expense	14%	13%
Research and development expense	17%	16%
Total operating expense	36%	34%
Operating income	23%	22%
Other income (expense)	2%	(1)%
Income before income taxes	25%	21%
Income tax (benefit) provision	5%	3%
Net income	20%	17%

	39-Weeks Ended
	September 30, 2017	September 24, 2016

Net sales	100%	100%
Cost of goods sold	42%	44%
Gross profit	58%	56%
Advertising expense	5%	5%
Selling, general and administrative expense	14%	14%
Research and development expense	17%	16%
Total operating expense	36%	35%
Operating income	22%	22%
Other income (expense)	1%	0%
Income before income taxes	23%	21%
Income tax (benefit) provision	(2)%	4%
Net income	25%	17%

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

Comparison of 13-weeks ended September 30, 2017 and September 24, 2016

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$184,937	25%	$141,006	19%	$43,931	31%
Fitness	167,147	23%	189,161	26%	(22,014)	-12%
Marine	77,312	10%	70,010	10%	7,302	10%
Auto	189,053	25%	214,637	30%	(25,584)	-12%
Aviation	124,628	17%	107,436	15%	17,192	16%
Total	$743,077	100%	$722,250	100%	$20,827	3%

Net sales increased 3% for the 13-week period ended September 30, 2017 when compared to the year-ago quarter. The outdoor, aviation, marine, and fitness segments collectively increased by 9%, contributing 75% of total revenue. Auto was the largest portion of our revenue mix at 25% in the third quarter of 2017 compared to 30% in the third quarter of 2016.

Total unit sales decreased to 3,492 in the third quarter of 2017 from 3,848 in the same period of 2016.

Auto segment revenue decreased 12% from the year-ago quarter, primarily due to the ongoing PND market contraction. Revenues in the fitness segment decreased 12% from the year-ago quarter driven by the general decline of the basic activity tracker market and the timing of product introductions. The marine increase of 10% is primarily due to strong chartplotter and fishfinder sales in the current quarter. Revenues in the outdoor segment increased 31% from the year-ago quarter primarily driven by significant growth in the wearable category. Aviation revenues increased 16% when compared to the year-ago quarter, driven by both strong aftermarket and OEM sales.

Cost of Goods Sold

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$66,762	36%	$52,509	37%	$14,253	27%
Fitness	71,012	42%	85,798	45%	(14,786)	-17%
Marine	32,738	42%	30,119	43%	2,619	9%
Auto	105,092	56%	120,999	56%	(15,907)	-13%
Aviation	33,808	27%	26,845	25%	6,963	26%
Total	$309,412	42%	$316,270	44%	$(6,858)	-2%

Third quarter 2017 cost of goods sold was $6.9 million or 2% lower than the prior year quarter. This decrease in cost of goods sold dollars, combined with the increase in revenues discussed above, resulted in a 220 basis point decrease in cost of goods sold as a percent of revenues compared to the year-ago quarter.

In the auto segment, the decline in cost of goods sold was largely consistent with the segment revenue declines. In the marine segment, the increase in cost of goods sold was largely consistent with the segment revenue increases. In the outdoor and fitness segments, the decreases in cost of goods sold as a percent of revenue resulted from a shift in product mix toward higher margin products.  In the aviation segment, the increase in cost of goods as a percentage of revenue resulted primarily from slightly increased warranty costs compared to the year-ago quarter.

Gross Profit

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$118,175	64%	$88,497	63%	$29,678	34%
Fitness	96,135	58%	103,363	55%	(7,228)	-7%
Marine	44,574	58%	39,891	57%	4,683	12%
Auto	83,961	44%	93,638	44%	(9,677)	-10%
Aviation	90,820	73%	80,591	75%	10,229	13%
Total	$433,665	58%	$405,980	56%	$27,685	7%

Gross profit dollars in the third quarter of 2017 increased 7% while gross margin increased 220 basis points compared to the third quarter of 2016. Gross margin remained relatively flat across all segments, except for fitness and aviation, which increased and decreased, respectively, as discussed above.

Advertising Expense

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$8,092	4%	$6,459	5%	$1,633	25%
Fitness	14,089	8%	14,616	8%	(527)	-4%
Marine	2,618	3%	2,941	4%	(323)	-11%
Auto	6,340	3%	6,992	3%	(652)	-9%
Aviation	1,310	1%	1,948	2%	(638)	-33%
Total	$32,449	4%	$32,956	5%	$(507)	-2%

Advertising expense decreased 2% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The overall decrease in absolute dollars was driven primarily by decreases cooperative advertising, partially offset by an increase in outdoor media.

Selling, General and Administrative Expense

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$27,574	15%	$20,074	14%	$7,500	37%
Fitness	27,858	17%	27,294	14%	564	2%
Marine	8,681	11%	13,041	19%	(4,360)	-33%
Auto	30,231	16%	30,875	14%	(644)	-2%
Aviation	7,450	6%	5,675	5%	1,775	31%
Total	$101,794	14%	$96,959	13%	$4,835	5%

Selling, general and administrative expense increased 5% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The outdoor and aviation segment increases were relatively flat as a percent of revenues. The increase as a percent of revenues in the fitness segment was primarily attributable to information technology and selling-related costs. The auto segment increase as a percent of revenues, and the marine segment decrease as a percent of revenues are primarily due to legal related costs.

Research and Development Expense

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$14,699	8%	$12,693	9%	$2,006	16%
Fitness	20,696	12%	16,679	9%	4,017	24%
Marine	14,855	19%	13,577	19%	1,278	9%
Auto	31,419	17%	30,976	14%	443	1%
Aviation	47,963	38%	42,524	40%	5,439	13%
Total	$129,632	17%	$116,449	16%	$13,183	11%

Research and development expense increased 11% primarily due to engineering personnel costs related to our wearable product offerings and aviation. In absolute dollars, research and development costs increased $13.2 million when compared with the year-ago quarter and increased 130 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended September 30, 2017		13-weeks ended September 24, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$67,810	37%	$49,271	35%	$18,539	38%
Fitness	33,492	20%	44,774	24%	(11,282)	-25%
Marine	18,420	24%	10,332	15%	8,088	78%
Auto	15,971	8%	24,795	12%	(8,824)	-36%
Aviation	34,097	27%	30,444	28%	3,653	12%
Total	$169,790	23%	$159,616	22%	$10,174	6%

Operating income increased 6% in absolute dollars and increased 70 basis points as a percent of revenue when compared to the third quarter of 2016. The growth in operating income on an absolute dollar and percent of revenue basis resulted from revenue growth and an increase in gross margin percent, partially offset by increased operating expenses as a percent of revenue, as discussed above.

Other Income (Expense)

	13-weeks ended	13-weeks ended
	September 30, 2017	September 24, 2016
Interest income	$9,207	$8,226
Foreign currency gains (losses)	8,579	(19,421)
Other	(1,520)	1,344
Total	$16,266	$(9,851)

The average return on cash and investments during the third quarter of 2017 was 1.6% compared to 1.5% during the same quarter of 2016. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $8.6 million currency gain recognized in the third quarter of 2017 was primarily due to the weakening of the U.S. Dollar against the Euro and the British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar within the 13-weeks ended September 30, 2017. During this period, the U.S. Dollar weakened 3.4% against the Euro and 2.8% against the British Pound Sterling, resulting in gains of $8.0 million and $0.7 million, respectively, while the U.S. Dollar weakened 0.3% against the Taiwan Dollar, resulting in a loss of $1.6 million. The remaining net currency gain of $1.5 million was related to other currencies and timing of transactions.

The $19.4 million currency loss recognized in the third quarter of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 13-weeks ended September 24, 2016. During this period, the U.S. Dollar weakened 3.5% against the Taiwan Dollar, resulting in a loss of $20.9 million, while the U.S. Dollar weakened 1.0% against the Euro, resulting in a gain of $2.6 million. The remaining net currency loss of $1.1 million was related to other currencies and timing of transactions.

Income Tax (Benefit) Provision

The Company recorded income tax expense of $38.6 million in the 13-week period ended September 30, 2017, compared to income tax expense of $24.7 million in the 13-week period ended September 24, 2016. The effective tax rate was 20.8% in the third quarter of 2017, compared to 16.5% in the third quarter of 2016. The 430 basis points increase to the third quarter of 2017 effective tax rate compared to the prior year quarter is primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives, and shifts in projected income mix by jurisdiction, partially offset by the release of reserves related to uncertain tax positions due to the expiration of certain statutes of limitations during the third quarter of 2017.

Net Income

As a result of the above, net income for the 13-weeks ended September 30, 2017 was $147.4 million compared to $125.1 million for the 13-week period ended September 24, 2016, an increase of $22.4 million.

Comparison of 39-Weeks Ended September 30, 2017 and 39-Weeks Ended September 24, 2016

Net Sales

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$495,589	23%	$370,929	17%	$124,660	34%
Fitness	485,999	22%	544,434	26%	(58,435)	-11%
Marine	290,302	13%	264,489	12%	25,813	10%
Auto	555,059	25%	655,963	30%	(100,904)	-15%
Aviation	371,559	17%	322,083	15%	49,476	15%
Total	$2,198,508	100%	$2,157,898	100%	$40,610	2%

Net sales increased 2% for the 39-week period ended September 30, 2017 when compared to the year-ago period. All segments had an increase in revenue except for auto and fitness. Auto was the largest portion of our revenue mix at 25% in the first three quarters of 2017 compared to 30% in the same period of 2016.

Total unit sales decreased to 10,495 in the first three quarters of 2017 from 11,374 in the same period of 2016.

Auto segment revenue decreased 15% from the year-ago period, primarily due to the ongoing PND market contraction. Revenues in the fitness segment decreased 11% from the year-ago period driven by the general decline of the basic activity tracker market and the timing of product introductions. Outdoor, marine, and aviation revenues increased 34%, 10%, and 15%, respectively, when compared to the year-ago period. Growth in outdoor was driven by the significant growth in the wearable category. Our marine segment growth was distributed broadly across most product categories. Aviation revenues increased primarily due to growth in aftermarket sales.

Cost of Goods Sold

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$176,132	36%	$138,277	37%	$37,855	27%
Fitness	209,985	43%	248,971	46%	(38,986)	-16%
Marine	123,612	43%	115,935	44%	7,677	7%
Auto	308,128	56%	363,193	55%	(55,065)	-15%
Aviation	97,005	26%	82,734	26%	14,271	17%
Total	$914,862	42%	$949,110	44%	$(34,248)	-4%

Cost of goods sold decreased 4% in absolute dollars for the 39-weeks ended September 30, 2017 when compared to the year-ago period. This decrease in cost of goods sold dollars, combined with the increase in revenues discussed above, resulted in a 240 basis point decrease in cost of goods sold as a percent of revenues compared to the year-ago quarter.

In the auto segment, the cost of goods decline was largely consistent with the segment revenue decline. In the outdoor and fitness segments, the decreases in cost of goods sold as a percent of revenues resulted from a shift in product mix toward higher margin products. The marine and aviation segment increases in cost of goods sold were largely consistent with the segment revenue increases.

Gross Profit

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$319,457	64%	$232,652	63%	$86,805	37%
Fitness	276,014	57%	295,463	54%	(19,449)	-7%
Marine	166,690	57%	148,554	56%	18,136	12%
Auto	246,931	44%	292,770	45%	(45,839)	-16%
Aviation	274,554	74%	239,349	74%	35,205	15%
Total	$1,283,646	58%	$1,208,788	56%	$74,858	6%

Gross profit dollars in the 39-weeks ended September 30, 2017 increased 6% while gross profit margin increased 240 basis points compared to the year-ago period. Growth in sales of higher margin segments contributed to the increase in gross profit dollars and gross margin percentage. Fitness gross margin increased to 57%, primarily due to product mix. All other segment gross margin rates are relatively consistent between fiscal periods.

Advertising Expenses

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$26,671	5%	$18,319	5%	$8,352	46%
Fitness	45,235	9%	51,844	10%	(6,609)	-13%
Marine	12,620	4%	12,267	5%	353	3%
Auto	17,236	3%	21,790	3%	(4,554)	-21%
Aviation	4,221	1%	5,221	2%	(1,000)	-19%
Total	$105,983	5%	$109,441	5%	$(3,458)	-3%

Advertising expense decreased 3% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago period. The decrease in absolute dollars was primarily in fitness and auto, driven primarily by decreases in cooperative advertising and media spending. This was partially offset by an increase in outdoor media.

Selling, General and Administrative Expenses

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$74,182	15%	$54,321	15%	$19,861	37%
Fitness	81,537	17%	82,104	15%	(567)	-1%
Marine	48,798	17%	46,579	18%	2,219	5%
Auto	83,620	15%	94,665	14%	(11,045)	-12%
Aviation	20,958	6%	18,577	6%	2,381	13%
Total	$309,095	14%	$296,246	14%	$12,849	4%

Selling, general and administrative expense increased 4% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago period. The absolute dollar increase was primarily attributable to legal costs and information technology costs. Fitness increased as a percent of revenues primarily due to increased information technology and selling-related costs. Variances by segment are primarily due to the allocation of certain selling, general and administrative expenses based on percent of total revenues.

Research and Development Expense

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$42,060	8%	$34,291	9%	$7,769	23%
Fitness	59,790	12%	47,093	9%	12,697	27%
Marine	44,412	15%	40,536	15%	3,876	10%
Auto	95,509	17%	93,331	14%	2,178	2%
Aviation	137,312	37%	123,757	38%	13,555	11%
Total	$379,083	17%	$339,008	16%	$40,075	12%

Research and development expense increased 12% primarily due to engineering personnel costs related to our wearable product offerings and aviation. In absolute dollars, research and development costs increased $40.1 million when compared with the year-ago period, and increased 150 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	39-weeks ended September 30, 2017		39-weeks ended September 24, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$176,544	36%	$125,721	34%	$50,823	40%
Fitness	89,452	18%	114,422	21%	(24,970)	-22%
Marine	60,860	21%	49,172	19%	11,688	24%
Auto	50,566	9%	82,984	13%	(32,418)	-39%
Aviation	112,063	30%	91,794	29%	20,269	22%
Total	$489,485	22%	$464,093	22%	$25,392	5%

Operating income increased 5% in absolute dollars and increased 80 basis points as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar and percent of revenue basis resulted from revenue growth and an increase in gross margin percent, partially offset by increased operating expenses as a percent of revenue, as discussed above.

Other Income (Expense)

	39-weeks ended	39-weeks ended
	September 30, 2017	September 24, 2016
Interest income	$26,931	$24,109
Foreign currency gains (losses)	(13,808)	(30,003)
Other	(805)	2,914
Total	$12,318	$(2,980)

The average returns on cash and investments during the 39-weeks ended September 30, 2017 and the 39-weeks ended September 24, 2016 were 1.5% and 1.4%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $13.8 million currency loss recognized in the first three quarters of 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro, and the British Pound Sterling within the 39-weeks ended September 30, 2017. During this period, the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $43.1 million, while the U.S. Dollar weakened 12.3% against the Euro and 8.6% against the British Pound Sterling, resulting in gains of $22.2 million and $4.2 million, respectively. The remaining net currency gain of $2.9 million was related to other currencies and timing of transactions.

The $30.0 million currency loss recognized in the first three quarters of 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar within the 39-weeks ended September 24, 2016. During this period, the U.S. Dollar weakened 5.0% against the Taiwan Dollar, resulting in a loss of $32.1 million, while the U.S. Dollar weakened 2.3% against the Euro, resulting in a gain of $3.3 million. The remaining net currency loss of $1.2 million was related to other currencies and timing of transactions.

Income Tax Provision

The Company recorded an income tax benefit of $54.4 million in the first three quarters of 2017, compared to income tax expense of $86.9 million in the first three quarters of 2016. The effective tax rate was (10.8%) for the first three quarters of 2017, compared to 18.8% for the first three quarters of 2016. In the first three quarters of 2017, a $168.8 million income tax benefit was recognized due to revaluation of deferred tax assets. The Company also recognized income tax expense of $7.3 million associated with the expiration of share-based awards in the first three quarters of 2017. Prior to the adoption of ASU 2016-09 in fiscal 2017, the tax effect of such expirations would have been recorded to additional paid-in capital, rather than as a discrete tax item. Excluding the effect of these discrete tax items, the effective tax rate for the first three quarters of 2017 increased 250 basis points compared to the effective tax rate in the first three quarters of 2016. This remaining 250 basis point increase in effective tax rate was primarily due to the Company’s election in February 2017 to align certain Switzerland corporate tax positions with evolving international tax initiatives.

Net Income

As a result of the various factors noted above, net income increased 49% to $556.2 million for the 39-weeks ended September 30, 2017 compared to $374.2 million for the 39-weeks ended September 24, 2016.

Liquidity and Capital Resources

Operating Activities

	39-Weeks Ended
	September 30,	September 24,
(In thousands)	2017	2016
Net cash provided by operating activities	$462,577	$492,366

The $29.8 million decrease in cash provided by operating activities in the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to the following:

•	the impact of deferred income taxes providing $137.0 million less cash, primarily related to the revaluation of certain Switzerland deferred tax assets as discussed in the Results of Operations section above, partially offset by the utilization of certain deferred tax assets
•	inventories and related provisions for obsolete and slow moving inventories providing $50.1 million less cash primarily due to higher raw materials and work-in-process balances in anticipation of longer lead times for certain raw material components, new product introductions, and continued strong demand for certain key product categories
•	other current and noncurrent liabilities providing $39.3 million less cash primarily due to timing of payments for salaries and benefits payable, accrued sales program costs, and accrued advertising expenses
•	the impact of income taxes payable providing $15.4 million less cash due to the timing of disbursements and
•	other current and noncurrent assets providing $13.0 million less cash primarily related to the timing of prepayments for indirect taxes and equipment

Partially offset by:

•	net income increasing $182.0 million as discussed in the Results of Operations section above
•	deferred revenue providing a $19.4 million larger working capital benefit
•	accounts payable providing $16.2 million more cash primarily due to the timing of disbursements and
•	accounts receivable providing $8.6 million more cash primarily due to the timing of collections

Investing Activities

	39-Weeks Ended
	September 30,	September 24,
(In thousands)	2017	2016
Net cash used in investing activities	$(89,086)	$(75,934)

The $13.2 million increase in cash used in investing activities in the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to the following:

•	increased purchases of property and equipment of $43.1 million and
•	decreased net redemptions of marketable securities of $15.7 million

Partially offset by:

•	decreased cash payments for acquisitions of $49.7 million

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average returns on cash and investments during the first three quarters of 2017 and 2016 were approximately 1.5% and 1.4%, respectively.

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

Financing Activities

	39-Weeks Ended
	September 30,	September 24,
(In thousands)	2017	2016
Net cash used in financing activities	$(355,112)	$(344,161)

The $11.0 million increase in cash used in financing activities in the first three quarters of 2017 compared to the first three quarters of 2016 was primarily due to the following:

•	increased purchases of treasury stock of $9.3 million under our share repurchase authorization and
•	increased purchases of treasury stock of $3.4 million related to equity awards

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes to the Company’s critical accounting policies and estimates, other than the following accounting policy which became a critical accounting policy, during the 13-week and 39-week periods ended September 30, 2017.

Legal and Other Contingencies

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, investigations and complaints, including matters alleging patent infringement and other intellectual property claims. We evaluate, on a quarterly and annual basis, developments in legal proceedings, investigations, claims, and other loss contingencies that could affect any required accrual or disclosure or estimate of reasonably possible loss or range of loss. An estimated loss from a loss contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, the Company accrues the minimum amount in the range.

If an outcome unfavorable to the Company is determined to be probable, but the amount of loss cannot be reasonably estimated or is determined to be reasonably possible, but not probable, we disclose the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company’s aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but not probable, and a liability therefore has not been accrued. This aggregate range only represents the Company’s estimate of reasonably possible losses and does not represent the Company’s maximum loss exposure. In assessing the probability of an outcome in a lawsuit, claim or assessment that could be unfavorable to the Company, we consider the following factors, among others: a) the nature of the litigation, claim, or assessment; b) the progress of the case; c) the opinions or views of legal counsel and other advisers; d) our experience in similar cases; e) the experience of other entities in similar cases; and f) how we intend to respond to the lawsuit, claim, or assessment. Costs incurred in defending lawsuits, claims or assessments are expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week and 39-week periods ended September 30, 2017 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2017.

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On October 24, 2017, the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) denied Navico’s combined petition for panel rehearing and rehearing en banc. On October 31, 2017, the Federal Circuit issued its mandate confirming their June 2017 decisions holding that all asserted claims of the ‘840 patent and the ‘550 patent are invalid in view of the prior art and confirming that Garmin does not infringe the ‘499 patent. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

Navico Inc. And Navico Holding AS v. Garmin International, Inc .and Garmin USA, Inc. (U.S: District Court for the Eastern District of Texas)

A jury trial took place on September 5-8, 2017. On September 7, 2017, during the trial, the court granted Garmin’s motion for judgment as a matter of law dismissing Navico’s claim for false advertising. On September 8, 2017, the jury returned a verdict finding that Navico had proven infringement of the ‘022 and ‘168 patents, Garmin’s infringement was willful, and Navico should be awarded damages of $38 million. On October 10, 2017, Navico filed post-trial motions. On October 20, 2017, Garmin filed a motion for judgment as a matter of law and/or a motion for a new trial On October 23, 2017, Garmin filed its responses to Navico’s post-trial motions. All post-trial motions are scheduled for oral argument on November 28, 2017. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this lawsuit.

Visteon Global Technologies, Inc. and Visteon Technologies LLC v. Garmin International, Inc.

On October 27, 2017 the parties entered into a settlement agreement pursuant to which this lawsuit will be dismissed.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes during the 13-week and 39-week periods ended September 30, 2017 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The following table lists the Company’s share purchases during the third quarter of 2017:

Period	Total # of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares (or Approx. Dollar Value of Shares in thousands) That May Yet be Purchased Under the Plan
July 2, 2017 - July 29, 2017	0	$0.00	$11,397
July 30, 2017 - August 26, 2017	125,201	$51.65	$4,930
August 27, 2017 - September 30, 2017	79,270	$51.71	$831
Total	204,471	$51.68	$831

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: November 1, 2017

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

