Form 10-K
period 2017-12-30
GARMIN LTD
filed 2018-02-21
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________to__________
Commission file number 0-31983

GARMIN LTD.

(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)

Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 0.10 Per Share Par Value	The Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of July 1, 2017 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for that date) was $6,129,443,292.

Number of shares outstanding of the registrant’s common shares as of February 16, 2018:

Registered Shares, CHF 0.10 par value – 198,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed no later than 120 days after December 30, 2017.	Part III

Garmin Ltd.

2017 Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company's management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors.” Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. Except as may be required by law, the Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

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

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K.

Company Overview

For over 25 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new Global Positioning System (GPS) navigation and wireless devices and applications that are designed for people who live an active lifestyle. Garmin serves five primary business units, including auto, aviation, fitness, marine, and outdoor. We believe it is through these business units that Garmin is able to achieve synergies in raw material purchases, manufacturing, distribution, research and development and marketing efforts making for a stronger, more effective company. Garmin designs, develops, manufactures, markets and distributes a diverse family of hand-held, wearable, portable and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products. Since the inception of its business, Garmin has delivered over 188 million products, which includes the delivery of more than 15 million products during 2017.

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
•

The Galileo system, a global navigation satellite system that is currently being built by the European Union and European Space Agency with 30 total satellites planned for orbit (24 operational and six active spares), of which 14 are currently operational. Complete operational status is expected by 2020.

In certain urban canyon or restricted sky visibility situations, the combination of GPS, GLONASS, and/or Galileo satellites to produce a navigation fix may result in improved accuracy.

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

Auto

Garmin offers a broad range of auto navigation products, as well as a variety of products and applications designed for the mobile GPS market.  Garmin currently offers to consumers around the world:

Personal Navigation Devices (PND) –

PNDs combine a full-featured GPS navigator (with built-in maps) with Garmin’s uniquely simple user interface.  PNDs are sold under the Garmin Drive™, zūmo®, dēzl™, RV and Garmin fleet™ product lines.  The zūmo series offers motorcycle-specific features. The RV series offers features specific to the RV enthusiast. The dēzl series offers over-the-road trucking features while the Garmin fleet series delivers an integrated tracking and dispatch fleet system.  Across the expansive product portfolio, Garmin offers features such as large screens, integrated traffic receivers for traffic avoidance, bundled lifetime map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views (thousands of high quality photos of actual upcoming junctions), Bluetooth hands-free capability, DashCams, driver awareness alerts, and backup cameras.

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

Action Cameras –

Garmin offers VIRB® action cameras that capture 360-degree footage up to 5.7K/30fps with digital image stabilization, voice or wireless remote control, and the ability to take high quality still photographs while the video camera is recording. VIRB action cameras offer built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver to add speed, elevation, G-force, heart rate, and other data onto video through our VIRB® Edit and VIRB Mobile applications.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers to consumers around the world:

Outdoor Handhelds –

Outdoor handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, microSD™ card slot for optional customized maps, Bluetooth for smartphone connectivity, satellite communication and other features. Outdoor handhelds are sold under the Oregon®, Rino®, Montana®, eTrex®, GPSMAP®, Foretrex® and inReach® product lines. Each series of products is designed to serve various price points and niche activity categories. Handhelds with inReach® include global satellite technology which, when combined with an active subscription, offers 2-way text messaging, S.O.S. capabilities and weather forecasts while anywhere in the world.

Wearable Devices –

Garmin offers GPS ruggedized smartwatches for outdoor activity. The fēnix® series provides advanced multisport features for hiking, climbing, skiing, running, cycling, swimming, yoga, and repetition counting. The fēnix series offers several different styling options, including premium jeweler’s grade materials available in the fēnix® Chronos models. The fēnix 5, 5S, and 5X offer three different watch face sizes, along with multiple QuickFit® band options available for each model. The fēnix series also offers a variety of navigational tools, third party application support with Connect IQ™ and connected features, as well as Elevate™ wrist heart rate technology for certain models. The fēnix 5X also includes full color mapping. The tactix® provides features inspired by the requirements of law enforcement and police special operations. In 2017, Garmin also introduced the Descent™ Mk1, a watch style dive computer that offers divers GPS navigation, multiple dive modes, support for up to six gasses, and additional features including Garmin Elevate™ wrist heart rate technology and a variety of multisport features.

Golf Devices –

The Approach® series of golf-focused devices includes both handhelds and wrist-worn products with over 41,000 preloaded worldwide golf courses. The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the slope-adjusted yardage to fairways, hazards and greens. The S20 model is an entry level GPS golf watch that includes AutoShot to automatically record distance and location of shots, daily activity tracking and smart notifications. The S60 model also includes a touchscreen display and PlaysLike feature, which takes into account the elevation change between golfers and their target to calculate the distance for how the shot will likely play. The X40 model also includes Garmin Elevate™ wrist-based heart rate monitoring. A statistic-tracking feature allows users to track and analyze their golf statistics through Garmin Connect™ application. Some devices include swing metrics, which give audible tones to fine-tune swing tempo, an internal compass which provides directional assistance to the pin on blind shots, manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

Dog Tracking and Training/Pet Obedience Devices –

Garmin offers a series of dog-focused products providing a range of functionality including GPS-enabled dog tracking, electronic dog training, and electronic bark correction. The products are offered under the Astro®, Alpha®, Atemos™, PRO, Sport PRO™, BarkLimiter™, Delta® and Delta Smart™ product lines. The Astro series can pinpoint multiple dogs’ positions at one time through all-weather collars and a handheld system, and can also connect to a variety of compatible Garmin devices such as the Garmin DriveTrack™ 70 GPS navigator or certain fēnix® series watches to display dog positions. Alpha combines the tracking capabilities of Astro with electronic dog training. The BarkLimiter is an intuitive electronic bark correction device. The Delta and PRO series of training collars offers a remote training device with integrated bark limiting capability for consumer and professional dog training markets. Delta Smart is a dog training device and activity tracker that connects to the Garmin CANINE™ smartphone app, enabling pet owners to monitor their dog’s activity and behavior directly from their smartphone, and give highly customized, or automated training corrections.

Fitness

Garmin offers a broad range of products designed for use in fitness and activity tracking. Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner® series offers compact, lightweight training watches for athletes with an integrated GPS sensor that provide time, speed, distance, pace and other data. Most models also offer a heart rate monitoring function and heart-rate based calorie computation. In 2017, Garmin added the Forerunner 935, delivering a premium running and multisport watch with Garmin Elevate™ wrist-based heart rate monitoring. All Forerunner models allow runners to upload their data to the Garmin Connect™ application, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. Some models are designed specifically for triathletes. These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers –

The Edge® series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists. In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates. In 2017, Garmin introduced the Edge 1030, a top-of-the-line bike computer with advanced navigation, performance and cycling awareness features.

Cycling Power Meter –

Garmin offers Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists. It provides power data to compatible devices with (or using) ANT+® technology. Some models also measure and present right and left leg power balance.

Cycling Safety and Awareness –

Garmin offers the Varia™ product line focused on cycling safety and awareness. Varia™ bike radar alerts cyclists when vehicles are approaching from behind and Varia™ bike lights make the cyclist more visible when out on the road. Varia Vision™ is a heads up display that makes data available to the cyclist in their line of sight.

Activity Tracking Devices –

Garmin offers numerous devices to address the activity tracking market. The vívofit® fitness bands provide a personalized daily goal, track progress and remind users when it’s time to move. The devices feature a one-year battery life with an always-on display that show steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor. The vívosmart® provides the same functions as the vívofit® bands but also includes Garmin Elevate™, smart notifications and a vibration alert. The vívosport™ also incorporates GPS, allowing users to even more accurately track distance, time and pace for their activities, as well as view a map of their activity on Garmin Connect™. The vívoactive® smartwatches are focused on the active lifestyle consumer with all the basic activity tracking features along with applications designed for running, cycling and swimming and includes connectivity to the Connect IQ™ application store for further customizations and capabilities. Garmin PayTM contactless payments was added with the launch of vívoactive 3 in 2017. The remainder of the vivo product line was updated in 2017 with the introduction of vívosmart 3, vívomove® HR, vívosport, and vívofit 4.

Garmin Connect and Garmin Connect Mobile –

Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community.

Connect IQ –

The Connect IQ™ application development platform enables third-parties to create a variety of experiences that run on a wide assortment of Garmin devices.  Connect IQ provides developers with an easy-to-use software development kit (SDK) to facilitate development efforts in creating watch faces, applications, widgets, and data fields.  These third-party applications are available for download by Garmin users via their mobile phone or computer and run on their compatible Garmin wearable, bike computer, or outdoor handheld.

Marine

Garmin is a leading manufacturer of recreational marine electronics and offers a broad range of products. Garmin currently offers to consumers around the world:

Chartplotters and Multi-Function Displays (MFDs) –

Garmin offers numerous chartplotters/MFDs under the GPSMAP® and echoMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 24-inch fully-integrated Glass Helm offerings. The Garmin Quickdraw™ Contours feature allows users the ability to generate their own fishing charts while they cruise around the lake. Additional advanced features and connectivity available include smartphone applications that wirelessly send weather data to your plotter and remotely access your helm electronics. Additionally, most models have the CHIRP sonar function fully integrated to reduce system cost. Our chartplotters also support “plug-and-play” access to onboard sensors and Garmin accessories with NMEA 2000, Garmin Marine Network (a system that combines GPS, radar, SiriusXM WX Satellite Weather, sonar, and other components) and the FUSION-Link™ entertainment interface.  Most of our chartplotter/MFD line-up also support Wi-Fi to enable many connected features including mobile updates and data synchronization to ensure the latest information and software is always available for the vessel. The ActiveCaptain™ app (available in the Apple and Android app stores) enables the full set of connected features through mobile phones or tablets.

Cartography –

Garmin is a premier supplier of cartography for the recreational marine electronics market. In 2017 we acquired Navionics, which complements the BlueChart® g2 and LakeVü HD cartography we already offered. Navionics cartography is also compatible with 3rd party chart plotters as well, and the combination makes Garmin the worldwide leader in recreational marine content. Cartography options range from U.S. coastal and inland lake mapping, including worldwide basemaps, to highly detailed BlueChart® g2 Vision® and LakeVü HD Ultra charts with coverage in many parts of the world offering auto-guidance (Garmin US-patented), 3-D chart views and aerial reference photos. BlueChart g2 Vision and LakeVü HD Ultra include Garmin’s most detailed cartography created based on surveys done in U.S. inland waters by Garmin’s fleet of high tech boats. Under the Navionics brand, we offer Navionics+ Marine & Lakes as well as Navionics Platinum with premium features such as satellite overlay and 3D charts. We also offer the highly-rated Navionics boating app to bring cartography to mobile phones and tablets of boaters worldwide.

Fishfinders –

Garmin offers a new advanced line of fishfinders, the Striker™ series, which incorporate GPS technology and Quickdraw™ Contours. These fishfinders are available in screen sizes from 4 to 9 inches and are paired with our latest technology sonar transducers to provide the clearest sonar pictures on the water. ClearVü sonar and Quickdraw™ Contours are offered on the 4-, 5-, 7- and 9-inch models which provides high resolution images of what is under the boat and the ability to create your own fishing maps. The 7- and 9-inch models also offer a SideVü option which provides similar high resolution images but reaches much further out on either side of the boat making the search for fish more efficient. The GPS technology enables anglers to have highly accurate speed information and mark their best fishing spots and then easily return to them next weekend, next month, or next year. The 7- and 9-inch models also offer Wi-Fi technology which enables wireless updates and Quickdraw™ Contour sharing that give anglers the ability to share their fishing maps with others or download maps from a community where others have shared their maps.

Sounders –

Garmin offers “black-box” sounders and “smart transducers” which interface with Garmin MFDs to enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package. The black boxes provide CHIRP, ClearVü, and SideVü sonar similar to our integrated sonar plotters, but can be mounted in a more convenient location away from the helm. Additionally, we offer up to 3kW transmit power with our black box line-up which will reach deeper depths for ocean use. Our newest smart transducer line is the Panoptix™ all seeing sonar. It uses new technology to provide detailed images that can be seen real-time (LiveVü) and in 3D (RealVü). The Panoptix line also offers multiple forward-looking transducers for transom, trolling motor, or thru-hull mounting configurations that enable the FrontVü feature. FrontVü allows mariners to see ahead of the boat a distance of 8 to 10 times the water depth up to 300 feet.

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

Radar –

Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption while greatly improving situational awareness of the captain. MotionScope™ can instantly show if a target is closing in or safely going the other direction. Fantom™ radars are available in both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. When paired with our newer MFDs, the radars support dual-range mode so users can operate the radar in two ranges independently. The Fantom™ radars are offered in addition to the more traditional magnetron radars. The Garmin radar solutions range from 18 inches to 6 feet antennas and from 4kW (or equivalent) up to 25kW with a maximum range of 96 nautical miles.

Instruments –

Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays that show data from multiple remote sensors on one screen. Mariners can display instrument data such as depth, speed through the water, water temperature, fuel flow rate, engine data, fuel level, wind direction and more, depending upon the specific sensors connected. Garmin instruments offer screen sizes from 4 to 10 inches, and the 10-inch mast mounted displays provide maximum visibility around the vessel.

VHF Communication Radios –

Garmin provides marine radios with differing feature sets for the radio needs of all types of mariners. The entry-level radio is NMEA 2000 compatible, while the mid-range and premium radios are designed for larger vessels and are NMEA 2000 and NMEA 0183 compatible, offer multi-station support, and monitor all AIS channels at the same time. Some models offer an AIS receiver built-in to the standard VHF radio.

Handhelds and Wearable Devices –

Garmin offers a marine-friendly GPS handheld featuring a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States. The quatix® series, Garmin GPS watches designed for mariners, combines marine features for navigation, sailing, stereo control, and even some autopilot functions while integrating Garmin’s GPS technology and interface. The quatix 5 model also includes Garmin Elevate™ wrist-based heart rate monitoring.

Sailing –

Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These SailAssist features include enhanced wind rose with true and apparent wind data, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

Entertainment –

Garmin’s entertainment brand, FUSION®, consists of marine audio head units, speakers and amplifiers. These products are designed specifically for the marine or RV environments and support many connectivity options for integrating with MFDs, smartphones, and even the Garmin quatix® marine watch for an outstanding experience on the water. The FUSION marine head units are designed specifically for the marine environment and feature up to 4 zones in one unit to control. The system can support multiple head units allowing control of the whole system from a Garmin MFD.

Aviation

Garmin’s aviation segment is a leading provider of solutions to aircraft manufacturers, existing aircraft owners and operators, as well as military/government customers and serves a range of aircraft including business aviation, general aviation, experimental/light sport, helicopters, optionally piloted vehicles (OPV), unmanned aerial vehicles (UAV) and more. Garmin’s portfolio includes flight displays, navigation, communication, flight control, hazard avoidance, weather radar, radar altimeter, datalink weather receivers and services, engine information systems, traffic collision avoidance systems, terrain awareness and warning systems (TAWS), controller-pilot data link (CPDLC), an expansive suite of automatic dependent surveillance broadcast (ADS-B) solutions, in-cockpit and cloud connectivity, wearables, portables, apps, training, simulation, aviation data services as well as other solutions that are known for innovation, reliability, and value. The list below includes a sampling of some of the aviation capabilities currently offered by Garmin around the world:

Integrated Flight Decks/Flight Displays –

Garmin offers a range of integrated glass flight decks from the G1000® and G1000® NXi for the general aviation and business aviation markets to the G5000® for business aviation, military and commercial applications. Integrated capabilities include: navigation, communication, flight instruments, weather, terrain, traffic, ADS-B, engine information on large high-resolution color displays, and automatic flight control systems. Head-up display technology virtually mirrors the primary flight display instruments allowing for increased aircraft capability in adverse weather conditions. Additional features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP™), electronic flight charts, touchscreen and voice controls, CPDLC, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass flight decks for the helicopter market with the G1000H® and G5000H®. Basic and advanced capabilities are similar to those offered to the aircraft market. The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter terrain awareness and warning system with voice call outs, radar altimeter display, helicopter-specific databases that include additional heliports and low-altitude obstacles, WireAware™ wire-strike avoidance technology, as well as high resolution terrain, tailored ADS-B traffic alerting, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

Garmin also offers all-glass integrated flight decks to the retrofit market through G950® NXi, G1000® NXi and G5000®. Additionally, Garmin offers electronic flight display solutions that provide essential information such as aircraft altitude, attitude and heading while also displaying data from other avionics such as weather, traffic and much more. These solutions include G3X Touch™, G500H, G500 TXi, G600 TXi and G700 TXi.

Panel-mount aviation products –

GPS/Navigation/Communication Solutions –

Garmin serves the market with the GTN™ series, a premium touchscreen GPS, VHF navigation and communication, and multi-function display (MFD). In addition to these core functions, this series of products combines a wealth of information for the pilot into a single display including flight planning, datalink weather, weather radar, traffic, terrain awareness and warning system (TAWS/HTAWS), charts, airport information, airspace boundaries, and much more. Additional capabilities provide advanced ADS-B “In” traffic display, including TerminalTraffic™ and patented TargetTrend™ technology as well as the ability to control the display with voice commands. Advanced GTN integration capabilities provide the option to install and control a remotely located transponder and audio processor for an even more streamlined installation and single interface. The GTN™ series also provides wireless cockpit connectivity (when properly equipped) with mobile device apps (such as Garmin Pilot™) or portable aviation navigators (such as aera® 660). Wireless cockpit connectivity features can include voice call control, text messaging, automatic wireless database updating via Database Concierge, wireless flight plan transfer, SiriusXM radio control, sharing of weather, traffic, position information and more. Garmin also offers more traditional VHF navigation and VHF communication transceivers with the GNC® and GTR™ series.

Traffic Solutions –

Garmin offers a comprehensive line of traffic alert and collision avoidance systems (TCAS) and traffic advisory systems (TAS) for all markets served. Advanced TCAS II systems actively identify potential aircraft threats, coordinate and instruct the pilot with a resolution advisory (RA) via a spoken command. The GTS™ series also offers TCAS I and TAS that combine active and passive surveillance data to pinpoint specific traffic threats. The systems use our patented CLEAR CAS™ technology and correlate passive automatic dependent surveillance broadcast (ADS-B) targets with active surveillance targets for a more comprehensive display to the pilot. These systems can also provide audible alerts in a spoken ATC-like format that is easily understood by the pilot and allows him to keep his eyes outside of the aircraft.

Audio Solutions –

The GMA™ series of audio panels ranging from offerings with basic capabilities for the recreational pilot to advanced capabilities including voice control of audio panel and GTN™ series functions, Bluetooth connectivity for wireless music input, phone calls and VIRB® action camera audio output, advanced audio effects, 3D spatial audio processing, digital voice recorder, advanced auto squelch, ambient noise based volume adjustment and independent pilot/co-pilot communications capabilities. When connected to a Garmin GTN™ series navigator, advanced voice control functions are available, and include the ability to change page views, load destination frequencies and much more.

Transponder and ADS-B Solutions –

Garmin offers solutions for all aviation markets we serve that meet and exceed the FAA’s ADS-B mandate that requires all aircraft operating in select U.S. airspace (typically where a Mode C or S transponder is required today) to equip by 2020. For business aviation aircraft, Garmin pairs the GTX™ 3000 transponder and GDL® 88 datalink for both ADS-B out and in while mitigating the need to modify the existing aircraft panel. The GTX 345 and GTX 335 are also available as an option for some business aviation aircraft.

Business aviation, general aviation, helicopters and experimental/light sport aircraft can utilize our popular GTX 345 series of all-in-one ADS-B transponders that offer options with and without GPS built-in (if the aircraft is not already equipped with mandate required GPS source) as well as ADS-B “In”. ADS-B “In” information can be displayed on compatible Garmin displays like G1000®, G1000® NXi, GTN™, G500, G600, G500 TXi™, G600 TXi, and G700 TXi, as well as select third party displays. Additionally, the GTX 345 can wirelessly transmit this data to a portable device such as a tablet using the Garmin Pilot™ app or compatible Garmin portable. ADS-B “In” offers pilots basic weather information including weather radar imagery, as well as traffic information that can be enhanced with our TerminalTraffic™ and patented TargetTrend™ technology.

Garmin also offers a range of FAA certified UAT-based ADS-B products within the GDL® series, including both ADS-B “Out” and ADS-B “In/Out” solutions with options for built-in GPS.

Many of the ADS-B “In” capable products provide traffic correlation with both Garmin and other compatible third party traffic systems (such as TCAS) to provide a single, correlated display of traffic to the pilot. Some products also offer the option for diversity (dual) antenna installations.

Weather Solutions –

Weather capabilities are delivered within our GDL®, GSR™, GSX™, GTX™ and GWX™ series. Garmin solutions include offering SiriusXM satellite data link weather information (subscription required) to an aircraft via various panel-mount Garmin displays and/or portable devices. With our GSR 56 datalink, on-demand global weather information, text/voice communications and position tracking through the Iridium satellite network (subscription required) is available. The GWX and GSX series offer solid state, real-time, airborne doppler-capable weather radar solutions. Doppler-enhanced features include ground-clutter suppression and turbulence detection. Advanced capabilities also include lightning and hail prediction, volumetric autoscanning and predictive windshear technology.

Flight Control Solutions –

Garmin offers both standalone and integrated flight control solutions. Our G1000®, G1000® NXi, G2000®, G3000® and G5000® platforms are integrated with our GFC™ 700 digital autopilot. For aircraft not equipped with a Garmin integrated flight deck, we offer the GFC 600 and GFC 500 digital autopilots. The GFC 600 and GFC 500 uniquely integrate with our other stand-alone avionics to allow display of the autopilot modes, flight director (FD) command cues and more. The unique design of our autopilots delivers superior in-flight characteristics, self-monitoring capabilities and minimal maintenance needs when compared to older generation autopilot systems. They also boast a robust feature set that incorporates a number of safety-enhancing technologies, including Electronic Stability and Protection (ESP™), underspeed/overspeed protection, Level Mode and much more.

Portable and Wearable Solutions –

Garmin offers a variety of portable aviation solutions, including our aera® series portable navigators, VIRB® aviation action cameras, D2™ series pilot watches and GDL® series remote ADS-B/SiriusXM receivers. The aera series offers aviators a touchscreen navigation device compatible with a complement of aviation databases including navigation, SafeTaxi®, FliteCharts®, airport directory and terrain/obstacles for heightened situational awareness. Advanced features can include: 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, and SiriusXM radio and weather display (subscription required). Complementing the portable display products and the Garmin Pilot™ mobile application is the GDL 52 series, which can provide a remote source of GPS, ADS-B “In” information for traffic and weather, SiriusXM weather and audio as well as backup attitude reference.

The Garmin wearable aviation solutions include our D2 series pilot watches, which offer a built-in worldwide aviation navigation database and more alongside multisport and smartwatch features. Designed specifically for aviators, the current D2 series can display weather information (METARS and TAFs) as well as weather radar from an internet connected smartphone. Other flight information capabilities include a moving map overlaid with the aircraft’s position, HSI navigation, Zulu/UTC time and more. With a built-in baro-adjustable altimeter, vibrating alerts based on altitude can be activated to remind a pilot to activate supplemental oxygen or perform other time critical tasks. Multisport features include wrist-based heart rate monitoring, and smartwatch capabilities include notification and previews of phone calls, text messages, emails and more. Our VIRB® aviation action camera products provide pilots a comprehensive solution to record their flights, with the ability to integrate air traffic control communications to the audio recording, filter out prop distortion and overlay speed, altitude, G-force and more for enhanced post flight analysis.

Mobile Application –

Garmin Pilot™ is a premium, global app for iOS or Android mobile devices used for flight planning, filing a flight plan, in flight navigation, and automatic flight logging. It offers a comprehensive and simplified experience to access a wealth of information during any particular phase of the flight including weight and balance, performance, and trip calculations, checklists, airport information, weather, traffic, 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, ADS-B weather and traffic as well as SiriusXM radio and weather (subscription required). It incorporates global or regional navigation databases and charting options from Garmin as well as optional Jeppesen data and charts. While internet connected, the app provides access to comprehensive global weather information, as available per region, that generally includes weather radar, weather report (METARS), forecasts (TAFs), weather alerts (AIRMETS/SIGMETS), pilot reports, satellite imagery (visible and IR), winds and temperature aloft, lightning data, and notices to airmen (NOTAM). Garmin Pilot™ is the cornerstone of Garmin’s connected cockpit, for example when connected wirelessly with G1000® NXi or GTN™, a host of benefits become available including automated database updates for the avionics, flight plan transfer, weather and traffic streaming and much more. Garmin Pilot™ is also wirelessly compatible with select aera® series, D2™ aviator watches, G3X Touch™ flight displays, GTX™ series transponders, VIRB® action cameras and much more.

Aviation Databases, Extended Warranties and Subscription Services –

Garmin offers a wide selection of databases, extended warranties and subscription services to complement our products. Our database offerings include Navigation Data, Obstacles, SafeTaxi® enhanced airport diagrams, Terrain, Basemap and more. Some of these databases are required by government regulations to be updated regularly for legal flight, and Garmin offers single updates as well as annual subscriptions for owners and operators to update all of an aircraft's qualifying avionics systems at a single price. With a database subscription and compatible avionics, owners and operators can conveniently and wirelessly transfer the latest database updates to their avionics via a mobile device running our Garmin Pilot™ application.

Our aviation product support team has been honored with top awards from two of the leading independent avionics support surveys for 14 consecutive years. To further our full product support beyond the standard product warranties, we also offer fixed price extended warranties for avionics and integrated flight decks that allow owners and operators peace of mind and predictable maintenance costs. These further our standard warranty periods with world-class factory technical service, 24/7 aircraft-on-ground (AOG) emergency service and more.

Our comprehensive satellite datalink network subscriptions provide owners and operators with compatible avionics, a global weather, voice calling, text messaging and position reporting solution. Global weather includes radar imagery, cloud cover, METARs, TAFs and much more for any point on the globe where the data is available (weather products vary by region).

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a large worldwide network of independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated net sales in the years ended December 30, 2017, December 31, 2016, and December 26, 2015. Marketing support is provided geographically from Garmin’s offices around the world. Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction. Some of Garmin’s larger consumer products dealers and distributors include:

•	Amazon.com—internet retailer;
•	Best Buy—one of the largest U.S. and Canadian electronics retailers;
•	Walmart—the world’s largest mass retailer; and
•	Decathlon—one of the world’s largest sporting goods retailers

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

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the auto segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. Some of Garmin’s larger OEM relationships include BMW, Chrysler, Honda, Daimler (Mercedes Benz), Toyota, and Volkswagen. In the marine segment, Garmin’s products are standard equipment on various models of boats. Some of the larger OEM relationships include Tiara, Ranger Tugs, Chaparral Boats, Inc., Cobalt Boats, LLC, Regal Marine Industries, Inc., Yellowfin Yachts, Hydrasports Boats, Viking Yachts, Bavaria Yachts, and Sea Hunt. In the aviation market, Garmin’s avionics are either standard equipment or options on various models of aircraft. Some of the larger OEM relationships include Airbus Helicopters, Bombardier Business Aircraft, Bell Helicopter, Cirrus Aircraft, Daher, Diamond Aircraft, Embraer, Gulfstream Aerospace, Honda Aircraft, Leonardo Helicopters, Piper Aircraft, Quest Aircraft, Robinson Helicopter Company, Tecnam, and Textron Aviation.

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

Garmin believes that its principal competitors for portable automotive products are TomTom N.V. and MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman). Garmin believes that its principal competitors for infotainment solutions are Harman International Industries, Panasonic Corporation, and the Mitsubishi Group. Garmin believes that its principal competitors for outdoor product lines are Vista Outdoor, Magellan, a subsidiary of MiTAC, SportDOG Brand, Suunto Oy and Dogtra Company. Garmin believes that its principal competitors for fitness products are Apple Inc., Samsung Electronics Co., Ltd., Bryton Corp., Fitbit Inc., Polar Electro Oy, Sigma Sports, Suunto Oy and Wahoo Fitness. For marine products, Garmin believes that its principal competitors are Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., Navico and Flir Systems, Inc. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, CMC Electronics, Dynon Avionics, Appaero Systems, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Rockwell Collins, Inc., Thales, Safran SA and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered approximately 4,000 people worldwide as of December 30, 2017. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Below is a table of Garmin’s expenditures on research and development over the last three fiscal years.

	December 30,	December 31,	December 26,
($'s in thousands)	2017	2016	2015
Research and development	$511,634	$467,960	$427,043
Percent of net sales	16.6%	15.5%	15.1%

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

Garmin’s design, manufacturing, distribution, and servicing processes in its U.S., Taiwan, China and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan, China, U.K., and Olathe have achieved TS 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

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

Garmin and other participants in the personal computer, tablet, mobile communication, aviation electronics and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, Garmin uses some custom components that are not common to the rest of the personal computer, tablet, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Garmin makes efforts to manage risks in these areas through the use of supply agreements and safety stock for strategically important components. Nevertheless, if Garmin’s supply of a key single-sourced component for a new or existing product was delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to Garmin, Garmin’s financial condition and operating results could be materially adversely affected. Garmin’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet Garmin’s requirements.

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter, due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter, due to increased demand during the spring and summer season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications and the release of new products when the initial demand is typically the strongest.

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

As of January 5, 2018, Garmin’s worldwide IP portfolio included over 1,100 patent and 750 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Garmin has implemented multiple Environmental Management System (EMS) policies in accordance with the International Organization for Standardization (ISO) 14001 standard for Environmental Health and Safety Management.  Garmin’s EMS policies set forth practices, standards, and procedures to ensure compliance with applicable environmental laws and regulations at Garmin’s Kansas headquarters facility, Garmin’s European headquarters facility, and Garmin’s Taiwan and China manufacturing facilities.

Garmin continues to strive to reduce our carbon footprint by increasing our environmental sustainability efforts.  Our manufacturing locations have implemented increased recycling processes that keep all obsolete Garmin manufactured material from entering the waste stream. Additionally, our new facility design has been constructed with energy efficient considerations, including reduced water consumption, LED lighting, and reflective roofing to deflect solar radiation.

Employees

As of December 30, 2017, Garmin had approximately 12,300 full and part-time employees worldwide, of whom approximately 4,700 were in North America, 5,100 were in Taiwan, 1,500 were in Europe, and 1,000 were in other global locations. Except for some of Garmin’s employees in Brazil and Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be positive.

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

Maturation or contraction of the market for wearable devices or categories of devices could adversely affect our revenue and profits.

We have experienced growth in sales and profits in our outdoor and fitness segments, which in recent years have benefited from increased sales of wearable devices. In 2017, the fitness tracker market rapidly contracted, resulting in lower sales and profits in our fitness segment. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition or operating results could be materially adversely affected.

The demand for personal navigation devices (PNDs) has been and continues to be reduced by replacement technologies becoming available on mobile devices and factory-installed systems in new autos, as well as by market saturation.

GPS/navigation technologies have been incorporated into competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems. Many companies are now offering navigation software for these mobile devices. The acceptance of this technology by consumers has reduced sales in the auto segment and has reduced profits in some periods. Navigation systems are also becoming more prevalent as standard and/or optional equipment on new automobiles. Increased navigation penetration on mobile handsets and in new automobiles is expected to cause further declines in sales of our portable navigation devices and could further reduce profits.

The auto segment, which represents approximately 24% of our revenues, is expected to continue to decline in 2018.

We experienced substantial growth through 2008 in the auto segment of our business as PNDs became mass-market consumer electronics in both Europe and North America. This market is declining as competing technologies emerged and market saturation occurred. This has resulted in, and is expected to continue to result in, lower revenues and profits for this segment.

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

Our tax position could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns. We cannot predict the outcome of any specific legislative proposals. Legislative proposals are being considered in Switzerland that could make significant changes in the corporate tax regime and increase the taxes applicable to us in Switzerland. Switzerland has agreed with the European Union (EU) to execute tax reform by 2019 in exchange for the EU’s waiver of counter-measures. A failure to accomplish tax reform in the agreed timeframe may result in the EU member states reasserting counter-measure provisions which could result in additional tax for the Company.

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

Restrictions on trade, particularly on goods imported from Taiwan or the People’s Republic of China, could significantly harm our results of operations

A significant portion of our global and U.S. sales are comprised of goods assembled and manufactured in our facilities in Taiwan and the People’s Republic of China. The imposition of additional U.S. or foreign governmental controls, regulations that create new or enhanced restrictions on free trade with the U.S., or increases in tariffs on goods imported into the U.S., including goods imported from China and Taiwan, could have substantial adverse effects on our business operations, results of operations, and financial condition.

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

The United Kingdom (UK) is scheduled to formally leave the European Union on March 29, 2019. Due to the unprecedented nature of the expected withdrawal, significant uncertainty exists surrounding the terms of the expected exit. We have operations in the UK and several EU member states whose currencies, namely British Pound Sterling (GBP) and Euro, economies, taxation, and trade regulation, among other factors, could be adversely impacted by the negotiations and outcomes of the UK’s leaving the EU, which is likely to be a complicated process. These events could have a material adverse effect on our business operations, results of operations and financial condition.

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

We depend on third party suppliers and licensors, some of which are sole source, for specific components and map data used in our products. Our production and business would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

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

In the past, we have experienced shortages of certain components. In addition, if there are shortages in supply of components, the costs of such components may rise. If suppliers are unable to meet our demand for components on a timely basis and if we are unable to obtain an alternative source, or if the price of the alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

We are also dependent on third party licensors for digital mapping data used in our products. There are only a limited number of suppliers of mapping data for some of our products and geographical regions. The largest digital map supplier for our auto products is HERE (formerly known as NAVTEQ), which is majority-owned by a consortium of Daimler AG, BMW AG, and Audi AG. Although we do not foresee difficulty in continuing to license data from HERE at reasonable pricing due to a long term license agreement with an option to extend through 2028, if we are unable to continue licensing such mapping data from HERE and other primary suppliers and are unable to obtain an alternative source, or if the nature of our relationships with primary suppliers changes detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon other’s rights or are infringed upon by others.

We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. To this end, we hold rights to a number of patents and registered trademarks and regularly file applications to attempt to protect our rights in new technology and trademarks. However, there is no guarantee that our patent applications will become issued patents, or that our trademark applications will become registered trademarks. In addition, effective copyright, patent and trade secret protection may be unavailable, limited or not applied for in certain countries. Moreover, even if approved, our patents or trademarks may thereafter be successfully challenged by others or otherwise become invalidated for a variety of reasons. Thus, any patents or trademarks we currently have or may later acquire may not provide us a significant competitive advantage.

The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. Such claims could have a material adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents, trademarks or other intellectual property rights and we have been, and currently are, a defendant in lawsuits alleging patent infringement. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

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

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenue, diverted development resources and increased warranty claims, and litigation

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, process, and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, gender, heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and types of the personal information and data we manage and the nature of our products and applications, the security features of our platform and information systems are critical. If our security measures or applications are breached, disrupted or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Garmin data were to experience a breach, disruption or failure of systems compromising our users’ data or the media suggested that our security measures or those of our third-party service providers were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach, disruption or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems or those of our third-party service providers are not secure against third-party access. Additionally, if third parties we work with, such as vendors, business partners, service providers, or developers, violate applicable laws, agreements, or our policies, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, and a new data protection regulation in the E.U. with significant fines and penalties for noncompliance will go into effect in May 2018. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are sometimes uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We rely on information technology systems for our business operations. Failures or disruptions, including security breaches or cyber attacks, to our information technology systems may harm our reputation and adversely affect our business and result of operations.

Our information technology systems allow for our daily business operations to operate efficiently and effectively. These systems assist in our business processes, including, but not limited to, communications, financial management, supply chain management, order processing, shipping and billing and providing services and support to our customers. Additionally, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. A disruption to any of these processes can adversely affect our business and results of operations. Furthermore, a breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our intellectual property as well as our customers' or our employees' intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect our competitive position and operating results as a result of theft of our intellectual property and could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services.

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

Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. Our technology errors and omissions insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. If we fail to reasonably maintain the security of confidential information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected. In addition, a system breach could result in other negative consequences, including disruption of internal operations, and may subject us to private litigation, government investigations, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs.

Gross margins for our products may fluctuate or erode.

Gross margins in some of our segments are volatile and could decline in the future due to competitive price reductions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of factors, including product mix, competition and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

The Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”).

Prior to the 2017 Act, the Company did not believe we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own as a result of the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  The 2017 Act repealed Internal Revenue Code Section 958(b)(4), which, unless clarified in future regulations or other guidance, may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company as was the case under prior rules. The repeal is effective as of the last taxable year of CFCs beginning before January 1, 2018 and for the taxable year of 10% U.S. shareholders in which the CFCs' taxable year ends.

Additional tax consequences to 10% U.S. shareholders of a CFC may result from other provisions of the 2017 Act. For example, the 2017 Act amended Section 965 to require 10% U.S. shareholders to include in income their pro-rata share of certain earnings and profits (E&P) of CFCs.  This Section 965 inclusion is accompanied by a partial dividends-received deduction.  The 2017 Act also added Section 951A which requires a 10% U.S. shareholder of a CFC to include in income its pro-rata share of the global intangible low-taxed income (GILTI) of the CFC.  Finally, the 2017 Act eliminated the requirement in Section 951(a) necessitating that a foreign corporation be considered a CFC for an uninterrupted period of at least 30 days in order for a 10% U.S. shareholder to have a current income inclusion.

From time to time, the Company may elect to employ antidilutive measures such as a stock buyback program. These measures could inadvertently create additional 10% U.S. shareholders and thus trigger adverse tax consequences for those shareholders as described above. We urge shareholders to consult their individual tax advisers for advice regarding the 2017 Act revisions to the U.S. Federal income tax law applicable to owners of CFCs given the current uncertainty regarding their scope of applicability.

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

Historically, our revenues have been weaker in the first quarter of each fiscal year as many of our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. Sales of certain of our fitness, outdoor, marine and automotive products tend to be higher in our second fiscal quarter due to increased consumer spending for such products in the spring season and travel season. Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season. In addition, we attempt to time our new product releases to coincide with relatively higher consumer spending in the second and fourth fiscal quarters, which contributes to these seasonal variations.

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

Many of our products rely on the Global Positioning System and other Global Satellite Navigation Systems (GNSS).

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

Some of our products also use satellite signals from the Russian GLONASS System. Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or will develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-US GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could result in lost revenue.

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

Natural disasters, catastrophic events, or climate change could affect our financial results.

Natural disasters and extreme weather events, such as tsunamis or earthquakes, could occur in a region where we have a manufacturing or warehousing facility which would cause disruptions in our business operations or loss of inventory. If our backup and recovery plans are not sufficient to minimize business disruption and/or if our insurance is not sufficient to recover the costs associated with these types of events, our financial results could be adversely affected.

Climate change can also pose a risk to our business due to evolving regulatory and legislative measures surrounding climate change. The Environmental Protection Agency has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that the U.S. Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency, which could increase the cost of doing business.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile.  During 2017, the closing price of our shares ranged from a low of $47.35 to a high of $62.92. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

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

As of January 17, 2018, members of our Board of Directors, and our executive officers, and Gary Burrell (our co-founder and former executive officer and member of our Board of Directors), together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 39.99% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Under Swiss law we have certain limitations on our ability to repurchase and hold our own shares. We and our subsidiaries may only repurchase and hold our own shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax and statutory purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, if our share-holders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Our ability to repurchase and hold our own shares has been a component of our capital management and shareholder return practices, and any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following are the principal properties owned or leased by the Company and its subsidiaries:

Garmin International, Inc. and Garmin USA, Inc. occupy facilities of approximately 1,215,000 square feet on approximately 107 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured and products are warehoused, distributed, and supported for North, Central and South America. Garmin International, Inc. continued an expansion project in 2017 on the land in Olathe, Kansas, which will include an approximately 720,000 square foot manufacturing and distribution center. The expansion project began in 2016. The second phase of the expansion will include renovation of the existing warehouse and manufacturing center into a research and development facility and supporting office space. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facility, which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and expects to continue to hold the bonds until maturity in order to benefit from property tax abatement.

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

Garmin International, Inc. owns and occupies an approximate 60,000 square foot facility in Chandler, Arizona, used as office space. Garmin International, Inc. leases 148,000 square feet of land at New Century Airport in Gardner, Kansas under a ground lease and occupies two aircraft hangars on this land, one of which is owned (47,000 square feet) and the other leased (53,000 square feet). Both properties serve as flight test and certification facilities that are used in development and certification of aviation products.

Garmin Würzburg GmbH leases approximately 43,000 square feet in Würzburg, Germany for office and research and development activities. Garmin Cluj S.R.L. leases 28,000 square feet in Cluj, Romania for research and development activities.

Various Garmin subsidiaries lease an additional: (i) 49,000 square feet of office space in Olathe, Kansas for a call center operation; (ii) approximately 38,000 square feet of office space in Yarmouth, Maine, for office and development use; and (iii) approximately 33,000 square feet of office space in Tucson, Arizona, used as offices and for research and development.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Item 3. Legal Proceedings

In the Matter of Certain Marine Sonar Imaging Devices, Including Downscan and Sidescan Devices, Products Containing the Same, and Components Thereof

On June 9, 2014 Navico Inc. and Navico Holding AS (collectively “Navico”) filed a complaint with the United States International Trade Commission (“ITC”) alleging the Company infringed upon three specific Navico patents relating to downscan sonar. On December 1, 2015, the ITC issued a Final Determination concluding that there was infringement by Garmin. On August 30, 2016, Navico filed a request that the ITC initiate an enforcement proceeding for alleged violations by Garmin of the previous cease and desist orders issued by the ITC. On May 26, 2017, the Administrative Law Judge issued his initial enforcement determination concluding that Garmin’s sale of certain DownVü sonar products violated the ITC’s December 2015 orders and recommended a civil penalty of $37 million. On June 13, 2017, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) reversed the ITC’s Final Determination. Specifically, the Federal Circuit ruled that the two of the three patents in the suit are invalid and that Garmin does not infringe upon the third patent. The ITC stayed the issuance of a final determination in this enforcement proceeding pending the issuance by the Federal Circuit of its mandate. The Federal Circuit issued its mandate on October 31, 2017. Pursuant to the settlement agreement described below on February 14, 2018, Garmin and Navico filed a joint motion to terminate the enforcement proceeding.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On June 4, 2014 Navico filed suit in the United States District Court for the Northern District of Oklahoma alleging the Company infringed upon the same three specific Navico patents relating to downscan sonar that are the subject of their complaint filed with ITC discussed above. On January 15, 2016 the court issued an order staying this lawsuit pending the final determination of any appeal filed with the Federal Circuit concerning that ITC complaint. On October 31, 2017 the Federal Circuit issued its mandate in that appeal holding that two of the three patents in suit are invalid and that Garmin does not infringe upon the third patent. On November 14, 2017, the Oklahoma court lifted the stay and set a briefing schedule. The parties have submitted briefing on the effect of the Federal Circuit’s decision and the court scheduled a hearing on March 12, 2018. This lawsuit was dismissed with prejudice on February 13, 2018 pursuant to the settlement agreement described below.

Navico Inc. And Navico Holding AS v. Garmin International, Inc. and Garmin USA, Inc.

On March 4, 2016, Navico filed suit in the United States District Court for the Eastern District of Texas, Marshall Division alleging the Company infringed upon two specific Navico patents relating to downscan sonar. On September 8, 2017, a jury returned a verdict finding that Garmin had willfully infringed upon those two patents and awarded damages of $38 million. No judgment was entered by the court. This lawsuit was dismissed with prejudice on February 13, 2018 pursuant to the settlement agreement described below.

On January 24, 2018, Garmin and Navico agreed on a global settlement of all pending litigation between them. The settlement is not material to the Company’s financial condition or results of operations. The parties have agreed to keep the terms of the settlement confidential.

PulseOn Oy v. Garmin (Europe) Ltd.

On November 11, 2016, PulseOn Oy filed suit in the Patents Court in London, England, against Garmin (Europe) Ltd. alleging infringement of alleged UK unregistered design rights and Registered European Community Design No. 002473769-0004 (the “0004 Design”) and Registered European Community Design No. 002473769-005 (the “0005 Design”) by certain Garmin products with wrist-worn heart rate monitors. A trial was held in November 2017. During the trial PulseOn abandoned its claim of infringement of alleged UK unregistered design rights. On January 18, 2018 the court issued a judgment holding that no accused Garmin products infringed either the 0004 Design or the 0005 Design.

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

The Company settled or resolved certain other matters during the fiscal year ended December 30, 2017 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 8, 2018.

Dr. Min H. Kao, age 69, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 52, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012, and is currently maintaining the role of principal operating officer. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 55, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 62, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s shares have traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 16, 2018, there were 176 shareholders of record.

The high and low daily closing prices of Garmin’s shares as reported on the Nasdaq Stock Market for each fiscal quarter of fiscal years 2017 and 2016 were as follows:

	Year Ended
	December 30, 2017		December 31, 2016
	High	Low	High	Low
First Quarter	$54.15	$47.35	$41.44	$32.29
Second Quarter	$53.58	$48.69	$43.88	$39.10
Third Quarter	$54.04	$49.99	$55.75	$39.68
Fourth Quarter	$62.92	$53.83	$52.87	$47.01

On June 9, 2017, the shareholders approved a dividend of $2.04 per share out of Garmin’s general reserves from capital contribution payable in four equal installments. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2017	June 19, 2017	$0.51
September 29, 2017	September 15, 2017	$0.51
December 29, 2017	December 15, 2017	$0.51
March 30, 2018	March 15, 2018	$0.51

The Company paid the 2017 dividends in accordance with the schedule above and expects to pay the March 30, 2018 dividend. In addition, Garmin currently expects to pay a quarterly cash dividend in the remaining three quarters of 2018. The decision of whether to pay a dividend and the amount of the dividend will be voted on by the Company’s shareholders as required by Swiss law.

On June 10, 2016, the shareholders approved a dividend of $2.04 per share (of which $1.53 was paid in the Company’s 2016 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2016	June 16, 2016	$0.51
September 30, 2016	September 15, 2016	$0.51
December 30, 2016	December 14, 2016	$0.51
March 31, 2017	March 15, 2017	$0.51

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The Company made no repurchases of shares during the 13-weeks ended December 30, 2017. On December 30, 2017, the Company had approximately $0.8 million of shares remaining to repurchase under the share repurchase authorization. On December 31, 2017, the share repurchase authorization expired with no additional shares having been repurchased. See Note 11 for additional information regarding the share repurchase plan.

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq 100 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17

Garmin Ltd.	100.00	118.71	140.55	103.91	141.94	181.09
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq 100	100.00	142.44	171.18	191.91	206.40	276.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 30, 2017 and December 31, 2016 and the selected consolidated statement of income data for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 26, 2015, December 27, 2014, and December 28, 2013 and the selected consolidated statement of income data for the years ended December 27, 2014 and December 28, 2013 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

	Years ended (1)
	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$3,087,004	$3,018,665	$2,820,270	$2,870,658	$2,631,851
Cost of goods sold	1,303,840	1,339,095	1,281,566	1,266,246	1,224,551
Gross profit	1,783,164	1,679,570	1,538,704	1,604,412	1,407,300

Operating expenses:
Advertising expense	164,693	177,143	167,166	146,633	112,905
Selling, general and administrative	437,977	410,558	394,914	372,032	355,440
Research and development	511,634	467,960	427,043	395,121	364,923
Total operating expenses	1,114,304	1,055,661	989,123	913,786	833,268

Operating income	668,860	623,909	549,581	690,626	574,032
Other income, net (2)(3)	13,434	5,761	17,606	33,119	79,526
Income before income taxes	682,294	629,670	567,187	723,745	653,558

Income tax (benefit) provision (4)	(12,661)	118,856	110,960	359,534	41,146
Net income	$694,955	$510,814	$456,227	$364,211	$612,412

Net income per share:
Basic	$3.70	$2.71	$2.39	$1.89	$3.13
Diluted	$3.68	$2.70	$2.39	$1.88	$3.12
Weighted average common shares outstanding:
Basic	187,828	188,818	190,631	193,106	195,411
Diluted	188,732	189,343	191,107	194,165	196,341

Dividends declared per share	$2.04	$2.04	$2.04	$1.92	$1.80

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$891,488	$846,883	$833,070	$1,196,268	$1,179,149
Marketable securities	1,421,720	1,480,237	1,558,548	1,575,333	1,651,968
Total assets	5,010,260	4,525,133	4,499,391	4,693,303	4,879,603
Total debt	-	-	-	-	-
Total stockholders' equity	3,802,466	3,418,003	3,345,126	3,403,367	3,659,706

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2016 which includes 53 weeks.
(2)	Other income, net mainly consists of gain (loss) on sale of marketable securities, interest income, and foreign currency gain (loss).
(3)	Includes $22.6 million, $31.7 million, $23.5 million, $4.3 million, and $20.0 million of foreign currency losses in 2017, 2016, 2015, and 2014, respectively, and $35.5 million of foreign currency gain in 2013.
(4)	2017 – includes $180.0 million income tax benefit due to election to align Switzerland corproate tax positions partially offset by $22.6 million of income tax expense due to the expiration of certain share-based awards;
2014 – includes $307.6 million income tax expense associated with our inter-company restructuring partially offset by $72.9 million income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits
2013 – includes $68.7 million income tax reserve release due to expiration of certain statutes of limitations or completion of tax audits partially offset by Taiwan surtax expense due to the release of reserves

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contain statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed above in Item 1A. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. Except as may be required by law, we do not undertake to update any forward-looking statements in this Form 10-K.

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2017 contains 52 weeks compared to 53 weeks for 2016 and 52 weeks for 2015. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

For information on each of the following critical accounting policies and/or estimates, refer to the discussion in the Notes to the Consolidated Financial Statements as indicated in the table below:

Trade Accounts Receivable	Note 2 – Summary of Significant Accounting Policies
Inventories	Note 2 – Summary of Significant Accounting Policies
Long-Lived Assets & Goodwill	Note 2 – Summary of Significant Accounting Policies
Revenue Recognition	Note 2 – Summary of Significant Accounting Policies
Product Warranty	Note 2 – Summary of Significant Accounting Policies
Sales Programs	Note 2 – Summary of Significant Accounting Policies
Recently Issued Accounting Pronouncements – Revenue from Contracts with Customers	Note 2 – Summary of Significant Accounting Policies
Marketable Securities	Note 2 – Summary of Significant Accounting Policies & Note 3 – Marketable Securities
Legal and Other Contingencies	Note 2 – Summary of Significant Accounting Policies & Note 4 – Commitments and Contingencies
Income Taxes	Note 2 – Summary of Significant Accounting Policies & Note 6 – Income Taxes
Stock-Based Compensation	Note 2 – Summary of Significant Accounting Policies & Note 9 – Stock Compensation Plans

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

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the fourth quarter, due to increased demand during the holiday buying season, and in the second quarter, due to increased demand during the spring and summer season. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications and the release of new products when the initial demand is typically the strongest.

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

Research and Development

The majority of our research and development costs represent salaries for our engineers and costs of test equipment and components used in product and prototype development.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-weeks ended	53-weeks ended	52-weeks ended
	Dec. 30,	Dec. 31,	Dec. 26,
	2017	2016	2015
Net sales	100%	100%	100%
Cost of goods sold	42%	44%	45%
Gross profit	58%	56%	55%
Operating expenses:
Advertising	5%	6%	6%
Selling, general and administrative	14%	14%	14%
Research and development	17%	16%	15%
Total operating expenses	36%	35%	35%
Operating income	22%	21%	19%
Other income, net	0%	0%	1%
Income before income taxes	22%	21%	20%
Provision (benefit) for income taxes	(0)%	4%	4%
Net income	23%	17%	16%

In 2016, the Company moved action camera related revenue and expenses from the outdoor segment to the auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 52-weeks ended December 26, 2015 has been recast to conform to the 2017 and 2016 presentation.

The following table sets forth our results of operations through operating income for each of our five segments during the period shown. For each line item in the table the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

52-weeks ended December 30, 2017	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$698,867	$762,194	$374,001	$750,583	$501,359
Cost of goods sold	250,457	339,558	161,409	422,662	129,754
Gross profit	448,410	422,636	212,592	327,921	371,605

Advertising expense	41,113	75,660	16,101	25,639	6,180
Selling, general and administrative expenses	98,914	119,537	83,765	107,995	27,766
Research and development expense	58,516	80,674	62,398	126,320	183,726
Total operating expenses	198,543	275,871	162,264	259,954	217,672

Operating income	$249,867	$146,765	$50,328	$67,967	$153,933

53-weeks ended December 31, 2016	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$546,326	$818,486	$331,947	$882,558	$439,348
Cost of goods sold	205,822	381,281	148,238	493,811	109,943
Gross profit	340,504	437,205	183,709	388,747	329,405

Advertising expense	31,005	90,871	15,516	33,122	6,629
Selling, general and administrative expenses	77,016	118,753	60,061	127,618	27,110
Research and development expense	48,448	66,985	55,965	125,660	170,902
Total operating expenses	156,469	276,609	131,542	286,400	204,641

Operating income	$184,035	$160,596	$52,167	$102,347	$124,764

52-weeks ended December 26, 2015	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$411,184	$661,599	$286,778	$1,062,091	$398,618
Cost of goods sold	156,306	295,460	128,285	597,611	103,904
Gross profit	254,878	366,139	158,493	464,480	294,714

Advertising expense	24,655	79,737	16,106	40,710	5,958
Selling, general and administrative expenses	54,132	97,809	60,834	157,151	24,988
Research and development expense	37,021	54,019	52,942	130,550	152,511
Total operating expenses	115,808	231,565	129,883	328,411	183,457

Operating income	$139,070	$134,574	$28,611	$136,069	$111,257

Comparison of 52-Weeks Ended December 30, 2017 and 53-Weeks Ended December 31, 2016

Net Sales

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$698,867	23%	$546,326	18%	$152,541	28%
Fitness	762,194	25%	818,486	27%	(56,292)	-7%
Marine	374,001	12%	331,947	11%	42,054	13%
Auto	750,583	24%	882,558	29%	(131,975)	-15%
Aviation	501,359	16%	439,348	15%	62,011	14%
Total	$3,087,004	100%	$3,018,665	100%	$68,339	2%

Net sales increased 2% in 2017 when compared to the year-ago period. Outdoor, marine, and aviation segments had an increase in revenue, while fitness and auto segments had a decrease in revenue. Fitness revenue represented the largest portion of our revenue mix at 25% in 2017, which was a slight decline from 27% in 2016. Auto revenue represented the largest portion of our revenue mix in 2016 at 29% and declined to 24% in 2017.

Total unit sales decreased 8% to 15.4 million units in the 52-weeks ended 2017 from 16.8 million units in the 53-weeks ended 2016.

Auto segment revenue decreased 15% from the year-ago period, primarily due to the ongoing PND market contraction. Fitness segment revenue decreased 7% from the year-ago period, primary driven by the general decline of the basic activity tracker market. Outdoor, marine, and aviation revenues increased 28%, 13%, and 14%, respectively when compared to the year-ago period. Growth in outdoor was driven by growth in our wearables and subscriptions categories. Our marine segment revenue increased primarily due to growth in chartplotters, fishfinders, and entertainment systems, and the newly acquired Navionics. Aviation revenues increased due to growth in both OEM and aftermarket sales.

Cost of Goods Sold

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$250,457	36%	$205,822	38%	$44,635	22%
Fitness	339,558	45%	381,281	47%	(41,723)	-11%
Marine	161,409	43%	148,238	45%	13,171	9%
Auto	422,662	56%	493,811	56%	(71,149)	-14%
Aviation	129,754	26%	109,943	25%	19,811	18%
Total	$1,303,840	42%	$1,339,095	44%	$(35,255)	-3%

Cost of goods sold decreased 3% in absolute dollars for the 52-weeks ended December 30, 2017 when compared to the 53-weeks ended December 31, 2016.

The auto segment cost of goods decline was largely consistent with the segment revenue decline. In the outdoor, fitness, and marine segments, the decrease in cost of goods sold as a percent of revenues was a result of a shift in product mix toward higher margin products. The aviation segment increase in cost of goods sold was generally consistent with the segment revenue increase.

Gross Profit

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$448,410	64%	$340,504	62%	$107,906	32%
Fitness	422,636	55%	437,205	53%	(14,569)	-3%
Marine	212,592	57%	183,709	55%	28,883	16%
Auto	327,921	44%	388,747	44%	(60,826)	-16%
Aviation	371,605	74%	329,405	75%	42,200	13%
Total	$1,783,164	58%	$1,679,570	56%	$103,594	6%

Gross profit dollars in the 52-weeks ended December 30, 2017 increased 6% while gross profit margin increased 210 basis points compared to the 53-weeks ended December 31, 2016. Growth in sales of higher margin segments contributed to the increase in gross profit dollars and gross margin percentage. Outdoor, fitness, and marine segment increases to gross profit margin were primarily due to product mix within those segments. Auto and aviation segment gross margin rates were relatively consistent between fiscal periods.

Advertising Expenses

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$41,113	6%	$31,005	6%	$10,108	33%
Fitness	75,660	10%	90,871	11%	(15,211)	-17%
Marine	16,101	4%	15,516	5%	585	4%
Auto	25,639	3%	33,122	4%	(7,483)	-23%
Aviation	6,180	1%	6,629	2%	(449)	-7%
Total	$164,693	5%	$177,143	6%	$(12,450)	-7%

Advertising expense decreased 7% in absolute dollars and was relatively flat as a percent of revenues in the 52-weeks ended December 30, 2017 compared to the 53-weeks ended December 31, 2016. The decrease in absolute dollars is primarily attributable to decreases in spend on media advertising.

Selling, General and Administrative Expenses

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$98,914	14%	$77,016	14%	$21,898	28%
Fitness	119,537	16%	118,753	15%	784	1%
Marine	83,765	22%	60,061	18%	23,704	39%
Auto	107,995	14%	127,618	14%	(19,623)	-15%
Aviation	27,766	6%	27,110	6%	656	2%
Total	$437,977	14%	$410,558	14%	$27,419	7%

Selling, general and administrative expense increased 7% in absolute dollars and was relatively flat as a percent of revenues in the 52-weeks ended December 30, 2017 compared to the 53-weeks ended December 31, 2016. The absolute dollar increase is primarily attributable to legal-related costs and information technology costs. As a percent of revenues, selling, general, and administrative expenses in all segments except marine were relatively consistent on a year over year basis. The increase in the marine segment, as a percent of revenues, was primarily related to a litigation settlement.

Research and Development Expense

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$58,516	8%	$48,448	9%	$10,068	21%
Fitness	80,674	11%	66,985	8%	13,689	20%
Marine	62,398	17%	55,965	17%	6,433	11%
Auto	126,320	17%	125,660	14%	660	1%
Aviation	183,726	37%	170,902	39%	12,824	8%
Total	$511,634	17%	$467,960	16%	$43,674	9%

Research and development expense increased 9% due to ongoing development activities for new products and the addition of engineering personnel throughout the 52-weeks ended December 30, 2017. In absolute dollars, research and development costs increased $43.7 million when compared with the 53-weeks ended December 31, 2016, and increased 100 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	52-weeks ended December 30, 2017		53-weeks ended December 31, 2016		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$249,867	36%	$184,035	34%	$65,832	36%
Fitness	146,765	19%	160,596	20%	(13,831)	-9%
Marine	50,328	13%	52,167	16%	(1,839)	-4%
Auto	67,967	9%	102,347	12%	(34,380)	-34%
Aviation	153,933	31%	124,764	28%	29,169	23%
Total	$668,860	22%	$623,909	21%	$44,951	7%

As a result of the above, operating income increased 7% in absolute dollars and 100 basis points as a percent of revenue when compared to the 53-weeks ended December 31, 2016. The growth in operating income, both in absolute dollars and as a percent of revenue, was primarily due to an increase in revenue growth and increase in gross margin percentage, which was partially offset by increased operating expenses, as discussed above.

Other Income (Expense)

	52-weeks ended	53-weeks ended
	December 30, 2017	December 31, 2016
Interest income	$36,925	$33,406
Foreign currency gains (losses)	(22,579)	(31,651)
Other	(912)	4,006
Total	$13,434	$5,761

The average returns on cash and investments, including interest and capital gain/loss returns, during the 52-weeks ended December 30, 2017 and the 53- weeks ended December 31, 2016 were 1.5% for both periods. Interest income increased in fiscal 2017 primarily due to slightly higher yields on fixed-income securities, while other income decreased in fiscal 2017 primarily due to higher net capital gains realized in fiscal 2016.

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

The $22.6 million currency loss recognized in fiscal 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling. During fiscal 2017, the U.S. Dollar weakened 9.4% against the Taiwan Dollar, resulting in a loss of $55.9 million, while the U.S. Dollar weakened 14.1% against the Euro and 9.5% against the British Pound Sterling, resulting in gains of $27.2 million and $3.1 million, respectively. The remaining net currency gain of $3.0 million is related to other currencies and timing of transactions.

The $31.7 million currency loss recognized in fiscal 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar and the strengthening of the U.S. Dollar against the Euro and British Pound Sterling. During fiscal 2016, the U.S. Dollar weakened 1.7% against the Taiwan Dollar, resulting in a loss of $9.2 million, while the U.S. Dollar strengthened 4.2% against the Euro and 16.8% against the British Pound Sterling, resulting in losses of $13.0 million and $5.1 million, respectively. The remaining net currency loss of $4.4 million is related to other currencies and timing of transactions.

Income Tax Provision

Our income tax benefit for the 52-weeks ended December 30, 2017 was $12.7 million compared to income tax expense of $118.9 million for the 53-weeks ended December 31, 2016, resulting in a net change of $131.6 million. Contributing to the decrease in tax expense was:

•	Income tax benefit of $180.0 million related to the Company’s Switzerland corporate tax election in the 52-weeks ended December 30, 2017 with no comparable item in the 53-weeks ended December 31, 2016,

Partially offset by:

•	Income tax expense of $19.9 million related to share based compensation in the 52-weeks ended December 30, 2017 in accordance with new accounting standard Topic 718, Compensation–Stock Compensation, and
•	Increased income tax expense of $21.0 million related to the Company’s election to align certain Switzerland corporate tax positions in the 52-weeks ended December 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act was passed by United States Congress, reducing the United States federal corporate income tax rate from 35% to 21%. The effects of U.S. tax reform, including revaluation of deferred tax assets and liabilities, had an immaterial impact on the 2017 income tax benefit, on a provisional basis, as discussed in Note 6.

Net Income

As a result of the various factors noted above, net income increased 36% to $695.0 million for the 52-weeks ended December 30, 2017 compared to $510.8 million for the 53-weeks ended December 31, 2016.

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

Net sales increased 7% in 2016 when compared to the prior year period. All segments had an increase in revenue except for auto. Auto revenue remains the largest portion of our revenue mix at 29% in the 53-weeks ended December 31, 2016 compared to 38% in the 52-weeks ended December 26, 2015.

Total unit sales increased 4% to 16.8 million units in 2016 from 16.2 million units in 2015.

Auto segment revenue decreased 17% from the prior year period, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation revenues increased 33%, 24%, 16%, and 10%, respectively, when compared to the prior year period, primarily due to increases in sales volumes. Growth in outdoor was driven by wearables and the newly acquired DeLorme product lines. The increase in fitness was driven by wearables with Garmin ElevateTM wrist heart rate technology. Our marine segment increased due to growth in chartplotters, fishfinders, and entertainment systems. Aviation revenues increased due to growth in both OEM and aftermarket sales.

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

The average returns on cash and investments, including interest and capital gain/loss returns, during the 53-weeks ended December 31, 2016 and the 52-weeks ended December 26, 2015 were 1.5% and 1.2%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $31.7 million currency loss in fiscal 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar and the strengthening of the U.S. Dollar against the Euro and British Pound Sterling. During fiscal 2016, the U.S. Dollar weakened 1.7% against the Taiwan Dollar, resulting in a loss of $9.2 million, while the U.S. Dollar strengthened 4.2% against the Euro and 16.8% against the British Pound Sterling, resulting in losses of $13.0 million and $5.1 million, respectively. The remaining net currency loss of $4.4 million was related to other currencies and timing of transactions.

The $23.5 million currency loss in fiscal 2015 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound Sterling, partially offset by a gain associated with the strengthening of the U.S. Dollar against the Taiwan Dollar. During fiscal 2015, the U.S. Dollar strengthened 10.0% against the Euro and 4.6% against the British Pound Sterling, resulting in losses of $31.2 million and $2.1 million, respectively. This was largely offset by the U.S. Dollar strengthening 3.8% against the Taiwan Dollar, resulting in a gain of $19.5 million. The remaining net currency loss of $9.7 million was related to other currencies and timing of transactions.

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

Liquidity and Capital Resources

As of December 30, 2017, we had $2,313.2 million of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements will be used, to fund our capital expenditures, support our working capital requirements, pay dividends, fund share repurchases, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2017, 2016, and 2015 were approximately 1.6%, 1.5%, and 1.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 3 for additional information regarding marketable securities.

Operating Activities

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	December 30,	December 31,	December 26,
(In thousands)	2017	2016	2015
Net cash provided by operating activities	$660,842	$705,682	$280,467

The $44.8 million decrease in cash provided by operating activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to a decrease of cash provided by working capital of $133.2 million (which included increases of $52.2 million in accounts receivable and $31.5 million in cash paid for inventory) and income taxes payable of $16.5 million. The decrease was partially offset by an increase in net income of $184.1 million, reduced by other non-cash adjustments to net income of $79.3 million.

The $425.2 million increase in cash provided by operating activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to an increase in cash provided by working capital of $223.5 million (which included decreases of $122.5 million in cash paid for inventory and $109.6 million in cash paid for prepaid royalties and other assets) and income taxes payable of $154.0 million, primarily attributable to cash taxes paid related to a 2015 intercompany restructuring. The increase was also impacted by an increase of net income of $54.6 million, reduced by other non-cash adjustments to net income of $6.9 million.

Investing Activities

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	December 30,	December 31,	December 26,
(In thousands)	2017	2016	2015
Net cash used in investing activities	$(194,536)	$(121,537)	$(111,979)

The $73.0 million increase in cash used in investing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to increased cash payments for net purchases of property and equipment of $49.1 million and net cash paid for acquisitions of $12.5 million.

The $9.6 million increase in cash used in investing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to increased net cash paid for acquisitions of $39.3 million and net purchases of property and equipment of $17.6 million, partially offset by an increase of $49.0 million in net redemptions of marketable securities.

We have budgeted approximately $140 million to $150 million of capital expenditures during fiscal 2018 to include some facility expansion, along with normal ongoing capital expenditures and maintenance activities. Approximately half of the budgeted capital expenditures in fiscal 2018 are attributable to Olathe, KS facilities, including the expansion project described in “Item 2. Properties.”

Financing Activities

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	December 30,	December 31,	December 26,
(In thousands)	2017	2016	2015
Net cash used in financing activities	$(448,412)	$(561,676)	$(500,092)

The $113.3 million decrease in cash used in financing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to decreased dividend payments of $98.5 million associated with an additional payment made in the 53-week fiscal year 2016 and a decrease of purchases of treasury stock of $18.7 million under our share repurchase authorization.

The $61.6 million increase in cash used in financing activities in fiscal year 2016 compared to fiscal year 2015 was primarily due to increased dividend payments of $103.3 million associated with an additional payment made in the 53-week fiscal year 2016 and the year-over-year increase of our dividend rate, partially offset by a decrease of purchases of treasury stock of $38.2 million under our share repurchase authorization.

Our declared dividend has increased from $0.48 per share for the four calendar quarters beginning in June 2014 to $0.51 per share for the twelve calendar quarters beginning in June 2015.

Contractual Obligations and Commercial Commitments

As of December 30, 2017, operating leases comprise the substance of the Company’s commercial commitments with long-term scheduled payments, as summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$82,210	$17,572	$25,777	$17,255	$21,606

The Company is party to certain other commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 30, 2017 was approximately $313.4 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $130.8 million as of December 30, 2017, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes,” to the consolidated financial statements included in this Report.

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

During fiscal year 2017, the Company incurred a net foreign currency loss of $22.6 million, primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling. During fiscal 2017, the U.S. Dollar weakened 9.4% against the Taiwan Dollar, resulting in a loss of $55.9 million, while the U.S. Dollar weakened 14.1% against the Euro and 9.5% against the British Pound Sterling, resulting in gains of $27.2 million and $3.1 million, respectively. The remaining net currency gain of $3.0 million is related to other currencies and timing of transactions. These and other currency moves during fiscal year 2017 also resulted in a currency translation adjustment of $88.3 million within accumulated other comprehensive income.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 30, 2017 and December 31, 2016, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $96 million and $92 million at December 30, 2017 and December 31, 2016.

Interest Rate Risk

We have no outstanding long-term debt as of December 30, 2017. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2017 and 2016, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 30, 2017 and December 31, 2016, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $42 million and $45 million at December 30, 2017 and December 30, 2016, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 30, 2017, December 31, 2016, December 26, 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Kansas City, Missouri

February 21, 2018

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share information)

	December 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$891,488	$846,883
Marketable securities (Note 3)	161,687	266,952
Accounts receivable, less allowance for doubtful accounts of $4,168 in 2017 and $14,669 in 2016	590,882	527,062
Inventories, net	517,644	484,821
Deferred costs	48,312	47,395
Prepaid expenses and other current assets	153,912	89,903
Total current assets	2,363,925	2,263,016

Property and equipment, net
Land and improvements	114,701	104,740
Building and improvements	482,794	376,916
Office furniture and equipment	246,107	222,439
Manufacturing equipment	156,119	129,526
Engineering equipment	141,321	124,979
Vehicles	21,115	21,259
	1,162,157	979,859
Accumulated depreciation	(566,473)	(496,981)
	595,684	482,878

Restricted cash (Note 4)	271	113
Marketable securities (Note 3)	1,260,033	1,213,285
Deferred income taxes (Note 6)	199,343	110,293
Noncurrent deferred costs	73,851	56,151
Intangible assets, net	409,801	305,002
Other assets	107,352	94,395
Total assets	$5,010,260	$4,525,133

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$169,640	$172,404
Salaries and benefits payable	102,802	88,818
Accrued warranty costs	36,827	37,233
Accrued sales program costs	93,250	80,953
Deferred revenue	139,681	146,564
Accrued royalty costs	32,204	36,523
Accrued advertising expense	30,987	37,440
Other accrued expenses	93,652	70,469
Income taxes payable	33,638	16,163
Dividend payable	95,975	96,168
Total current liabilities	828,656	782,735

Deferred income taxes (Note 6)	75,215	61,220
Noncurrent income taxes	138,295	121,174
Noncurrent deferred revenue	163,840	140,407
Other liabilities	1,788	1,594

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 188,189 shares outstanding at December 30, 2017; and 188,565 shares outstanding at December 31, 2016; (Notes 9, 10, and 11):	17,979	17,979
Additional paid-in capital	1,828,386	1,836,047
Treasury stock	(468,818)	(455,964)
Retained earnings	2,368,874	2,056,702
Accumulated other comprehensive income (loss)	56,045	(36,761)
Total stockholders' equity	3,802,466	3,418,003
Total liabilities and stockholders' equity	$5,010,260	$4,525,133

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In thousands, except per share information)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Net sales	$3,087,004	$3,018,665	$2,820,270
Cost of goods sold	1,303,840	1,339,095	1,281,566
Gross profit	1,783,164	1,679,570	1,538,704

Advertising expense	164,693	177,143	167,166
Selling, general and administrative expenses	437,977	410,558	394,914
Research and development expense	511,634	467,960	427,043
	1,114,304	1,055,661	989,123
Operating income	668,860	623,909	549,581

Other income (expense):
Interest income	36,925	33,406	29,653
Foreign currency losses	(22,579)	(31,651)	(23,465)
Other	(912)	4,006	11,418
	13,434	5,761	17,606
Income before income taxes	682,294	629,670	567,187

Income tax provision (benefit): (Note 6)
Current	79,234	117,842	114,222
Deferred	(91,895)	1,014	(3,262)
	(12,661)	118,856	110,960
Net income	$694,955	$510,814	$456,227

Basic net income per share (Note 10)	$3.70	$2.71	$2.39
Diluted net income per share (Note 10)	$3.68	$2.70	$2.39

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Net income	$694,955	$510,814	$456,227
Foreign currency translation adjustment	88,320	4,696	(34,981)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,486	(11,029)	1,982
Comprehensive income	$787,761	$504,481	$423,228

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 27, 2014	$1,797,435	$73,521	$(330,132)	$1,859,972	$2,571	$3,403,367
Net income	–	–	–	456,227	–	456,227
Translation adjustment	–	–	–	–	(34,981)	(34,981)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $115	–	–	–	–	1,982	1,982
Comprehensive income						423,228
Dividends declared	–	(100)	–	(385,682)	–	(385,782)
Tax benefit from issuance of equity awards	–	(2,050)	–	–	–	(2,050)
Issuance of treasury stock related to equity awards	–	(35,422)	52,494	–	–	17,072
Stock compensation	–	26,290		–	–	26,290
Purchase of treasury stock related to equity awards	–	–	(5,586)	–	–	(5,586)
Purchase of treasury stock under share repurchase plan	–	–	(131,413)	–	–	(131,413)
Balance at December 26, 2015	$1,797,435	$62,239	$(414,637)	$1,930,517	$(30,428)	$3,345,126
Net income	–	–	–	510,814	–	510,814
Translation adjustment	–	–	–	–	4,696	4,696
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $1,094	–	–	–	–	(11,029)	(11,029)
Comprehensive income						504,481
Dividends declared	–	-	–	(384,629)	–	(384,629)
Tax benefit from issuance of equity awards	–	(6,309)	–	–	–	(6,309)
Issuance of treasury stock related to equity awards	–	(40,589)	59,237	–	–	18,648
Stock compensation	–	41,250	–	–	–	41,250
Purchase of treasury stock related to equity awards	–	–	(7,331)	–	–	(7,331)
Purchase of treasury stock under share repurchase plan	–	–	(93,233)	–	–	(93,233)
Reduction in par value of Common Stock	(1,779,456)	1,779,456	–	–	–	–
Balance at December 31, 2016	$17,979	$1,836,047	$(455,964)	$2,056,702	$(36,761)	$3,418,003
Net income	–	–	–	694,955	–	694,955
Translation adjustment	–	–	–	–	88,320	88,320
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $493	–	–	–	–	4,486	4,486
Comprehensive income						787,761
Dividends declared	–	–	–	(382,783)	–	(382,783)
Issuance of treasury stock related to equity awards	–	(52,581)	74,442	–	–	21,861
Stock compensation	–	44,735	–	–	–	44,735
Purchase of treasury stock related to equity awards	–	185	(12,773)	–	–	(12,588)
Purchase of treasury stock under share repurchase plan	–	–	(74,523)	–	–	(74,523)
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,368,874	$56,045	$3,802,466

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Operating Activities:
Net income	$694,955	$510,814	$456,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,895	55,796	51,311
Amortization	26,357	30,544	27,049
Gain on sale of property and equipment	(230)	(503)	(198)
Provision for doubtful accounts	1,021	4,136	(2,521)
Provision for obsolete and slow-moving inventories	31,071	26,458	23,257
Unrealized foreign currency losses	21,036	13,387	37,931
Deferred income taxes	(90,725)	1,699	5,897
Stock compensation	44,735	41,250	26,290
Realized losses (gains) on marketable securities	991	(822)	(55)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40,088)	9,000	22,473
Inventories	(38,575)	(2,455)	(121,718)
Other current and non-current assets	(21,608)	2,234	(107,360)
Accounts payable	(17,240)	(11,496)	36,079
Other current and non-current liabilities	5,627	44,766	20,742
Deferred revenue	15,329	(6,363)	(43,338)
Deferred costs	(18,266)	(15,780)	(585)
Income taxes payable	(13,443)	3,017	(151,014)
Net cash provided by operating activities	660,842	705,682	280,467

Investing activities:
Purchases of property and equipment	(139,696)	(90,960)	(80,592)
Proceeds from sale of property and equipment	361	676	7,921
Purchase of intangible assets	(12,232)	(5,715)	(3,889)
Purchase of marketable securities	(587,656)	(905,089)	(915,921)
Redemption of marketable securities	635,311	957,350	919,141
Acquisitions, net of cash acquired	(90,471)	(77,945)	(38,687)
Change in restricted cash	(153)	146	48
Net cash used in investing activities	(194,536)	(121,537)	(111,979)

Financing activities:
Dividends	(382,976)	(481,452)	(378,117)
Tax benefit from issuance of equity awards	-	1,692	(2,049)
Proceeds from issuance of treasury stock related to equity awards	21,860	18,648	17,073
Purchase of treasury stock related to equity awards	(12,773)	(7,331)	(5,586)
Purchase of treasury stock under share repurchase plan	(74,523)	(93,233)	(131,413)
Net cash used in financing activities	(448,412)	(561,676)	(500,092)

Effect of exchange rate changes on cash and cash equivalents	26,711	(8,656)	(31,594)

Net increase (decrease) in cash and cash equivalents	44,605	13,813	(363,198)
Cash and cash equivalents at beginning of year	846,883	833,070	1,196,268
Cash and cash equivalents at end of year	$891,488	$846,883	$833,070

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$106,146	$115,548	$252,885

Cash received during the year from income tax refunds	$3,806	$4,275	$3,793

Supplemental disclosure of non-cash investing and financing activities

Increase in accrued capital expenditures related to purchases of property and equipment	$13,864	$2,154	$-

Change in marketable securities related to unrealized appreciation (depreciation)	$4,979	$(12,123)	$1,867

Fair value of assets acquired	$128,190	$91,620	$38,687
Liabilities assumed	(29,587)	(6,344)	-
Less: cash acquired	(8,132)	(7,331)	-
Cash paid for acquisitions, net of cash acquired	$90,471	$77,945	$38,687

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share information)

December 30, 2017 and December 31, 2016

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2017 and 2015 included 52 weeks while fiscal 2016 included 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $78,909 and ($9,411) as of December 30, 2017 and December 31, 2016, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. The movements of the Taiwan Dollar and Euro/British Pound Sterling typically have offsetting impacts on operating income when the currencies move congruently against the U.S. Dollar due to the use of the Taiwan Dollar for manufacturing costs while the Euro and British Pound Sterling transactions relate primarily to revenue.

Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity. Foreign currency losses recorded in results of operations were $22,579, $31,651, and $23,465 for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The loss in fiscal 2017 was due primarily to the USD weakening against the Taiwan Dollar, which was partially offset by the USD weakening against the Euro and British Pound Sterling. The loss in fiscal 2016 was due primarily to the USD weakening against the Taiwan Dollar and the USD strengthening against the Euro and British Pound Sterling. The loss in fiscal 2015 was due primarily to the USD strengthening against the Euro and British Pound Sterling, which was partially offset by the USD strengthening against the Taiwan Dollar.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive share-based compensation awards has been reduced by the number of shares which could have been purchased from the proceeds of the exercise or release at the average market price of the Company’s stock during the period the awards were outstanding. See Note 10.

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

The Company’s top ten customers have contributed between 22% and 24% of net sales since 2015. None of the Company’s customers accounted for more than or equal to 10% of consolidated net sales in the years ended December 30, 2017, December 31, 2016, and December 26, 2015.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories consisted of the following:

	December 30, 2017	December 31, 2016(1)
Raw materials	$179,659	$152,497
Work-in-process	75,754	61,048
Finished goods	262,231	271,276
Inventory	$517,644	$484,821

(1)	Inventory balances by major class of inventory as of December 31, 2016 have been recast to conform to the current year presentation.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39-50
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5-10
Vehicles	5

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

The Intangibles – Goodwill and Other topic of the FASB ASC (ASC Topic 350) requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual goodwill and intangible asset impairment tests in the fourth quarter of each year. ASC Topic 350 allows management to first perform a qualitative assessment (“step zero”) by assessing the qualitative factors of relevant events and circumstances at the reporting unit level to determine if it is necessary to perform the quantitative goodwill impairment test (“step one”). If factors indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the step one assessment will be performed. If the fair value of the reporting unit is less than the carrying amount in step one then goodwill impairment will be recognized and the charge is determined through the “step two” analysis.

Each of the Company’s operating segments (auto PND, auto OEM, aviation, marine, outdoor, and fitness) represents a distinct reporting unit. The auto PND market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s auto PND reporting unit. Considering these qualitative factors, management performed a step one quantitative goodwill impairment assessment of the auto PND reporting unit in the fourth quarter of 2017. Management determined that the fair value of the reporting unit was substantially in excess of its carrying amount, and a step two analysis was therefore not performed. However, considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, management believes some or all of the approximately $80 million of goodwill associated with the Company’s auto PND reporting unit is at risk of future impairment. Management concluded that no other reporting units are currently at risk of impairment.

The Company did not recognize any material goodwill or intangible asset impairment charges in 2017, 2016, or 2015.

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

On June 9, 2017, the shareholders approved a dividend of $2.04 per share (of which, $1.53 was paid in the Company’s 2017 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2017	June 19, 2017	$0.51
September 29, 2017	September 15, 2017	$0.51
December 29, 2017	December 15, 2017	$0.51
March 30, 2018	March 15, 2018	$0.51

The Company paid dividends in 2017 in the amount of $382,976. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

As of December 30, 2017 and December 31, 2016, approximately $304,674 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan.

Intangible Assets

At December 30, 2017, and December 31, 2016, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $316,705 and $253,473, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis over three to ten years. Accumulated amortization was $193,886 and $173,023 at December 30, 2017, and December 31, 2016, respectively. Amortization expense on these intangible assets was $20,863, $14,319, and $7,115 for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. In the next five years, the amortization expense is estimated to be $18,796, $16,293, $14,167, $10,463, and $8,111, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $286,982 at December 30, 2017, and $224,553 at December 31, 2016.

	December 30, 2017	December 31, 2016
Goodwill balance at beginning of year	$224,553	$187,791
Acquisitions	58,332	38,061
Finalization of purchase price allocations and effect of foreign currency translation	4,097	(1,299)
Goodwill balance at end of year	$286,982	$224,553

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 30, 2017. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). At December 30, 2017 and December 31, 2016, cumulative unrealized net losses of $22,864 and $27,350, respectively, were reported in accumulated other comprehensive income, net of related taxes.

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

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic Income Taxes.  The Company recognizes liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

For multiple-element arrangements that include tangible products that contain software essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).  VSOE generally exists only when the Company sells the deliverable separately, on more than a limited basis, at prices within a relatively narrow range.  In addition to the products listed below, the Company has offered certain other products including mobile applications, in-dash navigation solutions, incremental navigation and/or communication service subscriptions, aviation subscriptions and extended warranties that involve multiple-element arrangements that are individually immaterial.

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

Deferred Revenues and Costs

At December 30, 2017 and December 31, 2016, the Company had deferred revenues totaling $303,521 and $286,971, respectively, and related deferred costs totaling $122,162 and $103,546, respectively.

The deferred revenues and costs are recognized over their estimated economic lives, typically one to five years, on a straight-line basis. In the next five years, the gross margin recognition of deferred revenue and cost for the currently deferred amounts is estimated to be $91,370, $48,627, $25,340, $11,208, and $4,814, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

Product Warranty

The Company provides for estimated warranty costs at the time of sale.  The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged or defective.  The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale.  The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation and auto OEM products have a warranty period of two years or more from the date of installation.  The Company’s estimate of costs to service its warranty obligations are based on historical experience and expectations of future conditions and are recorded as a liability on the balance sheet.  To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit. The following reconciliation provides an illustration of changes in the aggregate warranty accrual:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015

Balance - beginning of period	$37,233	$30,449	$27,609
Accrual for products sold(1)	56,360	61,578	44,620
Expenditures	(56,766)	(54,794)	(41,780)
Balance - end of period	$36,827	$37,233	$30,449

(1)	Changes in cost estimates related to pre-existing warranties are not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $164,693, $177,143, and $167,166 for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are expensed as incurred, amounted to approximately $511,634, $467,960, and $427,043 for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

Customer Service and Technical Support

Customer service and technical support costs are included as selling, general and administrative expenses in the accompanying consolidated statements of income. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing free technical support assistance to customers. The technical support is typically provided within one year after the associated revenue is recognized. The related cost of providing this free support is not material.

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

Accounting for Stock-Based Compensation

The Company currently sponsors four stock-based employee compensation plans. The FASB ASC topic entitled Compensation – Stock Compensation requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The Company adopted ASU 2016-09 on a prospective basis during the quarter ended April 1, 2017. ASU 2016-09 requires excess tax benefits or deficiencies from stock-based compensation to be recognized in the income tax provision. We previously recorded these amounts to additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are not estimated in the effective tax rate, rather, are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations under ASU 2016-09, rather than as a cash flow from financing activities. The most significant impact of ASU 2016-09 during the fiscal year ending December 30, 2017 was the recognition of income tax expense of $22,620 resulting from stock options and stock appreciation rights expiring unexercised in the second and fourth quarters.

Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB has issued several standards amending or relating to ASU 2014-09 (collectively, the “new revenue standard”). The effective date of ASU 2014-09 is for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. The Company has adopted the new revenue standard in the first quarter of the Company’s fiscal year ending December 29, 2018 using the full retrospective method, which will require the Company to restate each prior reporting period presented in future financial statement issuances.

The Company has evaluated Topic 606, and has assessed existing and historical contracts to identify possible differences in the timing of revenue recognition under the new revenue standard. During this evaluation, both senior management and the Audit Committee have been updated as to progress and findings on a frequent basis. Based on our evaluation of the new revenue standard, our recognition will be consistent with our historical accounting policies except for certain arrangements within the Company’s auto segment.

A portion of the Company’s auto segment contracts have historically been accounted for under Accounting Standards Codification Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company deferred revenue and associated costs of all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) could not be established for an undelivered element (e.g. map updates). In applying the new revenue standard to certain contracts that include both software licenses and map updates, we will recognize the portion of revenue and costs related to the software license at the time of delivery rather than ratably over the map update period.

Additionally, for certain multiple-element arrangements within the Company’s auto segment, the Company’s policy has been to allocate consideration to traffic services and recognize the revenue and associated cost of royalties ratably over the estimated life of the underlying product. Under the new revenue standard, we will recognize revenue and associated costs of royalties related to certain traffic services at the time of hardware and/or software delivery. Specifically, the new revenue standard emphasize the timing of the Company’s performance, and upon delivery of the navigation device and/or software, the Company has performed its obligation with respect to the design and production of the product to receive and interpret the broadcast traffic signal for the benefit of the end user.

The changes in accounting policy described above collectively result in reductions to deferred costs (asset) and deferred revenue (liability) balances, and accelerate the recognition of revenues and deferred costs in the auto segment going forward. Summarized financial information depicting the impact of the new revenue standard follows:

	52-Weeks Ended December 30, 2017			53-Weeks Ended December 31, 2016
	As reported	Restated(1)	Impact	As reported	Restated(1)	Impact
Net sales	$3,087,004	$3,121,560	$34,556	$3,018,665	$3,045,796	$27,131
Gross profit	1,783,164	1,797,941	14,777	1,679,570	1,688,525	8,955
Operating income	668,860	683,637	14,777	623,909	632,864	8,955
Income tax (benefit) provision	(12,661)	(7,902)	4,759	118,856	122,890	4,034
Net income	$694,955	$704,973	$10,018	$510,814	$515,735	$4,921
Diluted net income per share	$3.68	$3.74	$0.06	$2.70	$2.72	$0.02

	December 30, 2017			December 31, 2016
	As reported	Restated(1)	Impact	As reported	Restated(1)	Impact
Current assets:
Deferred costs	$48,312	$30,525	$(17,787)	$47,395	$34,665	$(12,730)
Total current assets	2,363,925	2,346,139	(17,786)	2,263,016	2,250,286	(12,731)
Noncurrent deferred income tax	199,343	189,959	(9,384)	110,293	105,668	(4,625)
Noncurrent deferred costs	73,851	33,029	(40,822)	56,151	30,934	(25,217)
Total assets	$5,010,260	$4,942,268	$(67,991)	$4,525,133	$4,482,560	$(42,573)
Current liabilities:
Deferred revenue	139,681	103,140	(36,542)	146,564	118,496	(28,068)
Total current liabilities	828,656	792,115	(36,541)	782,735	754,667	(28,068)
Deferred income taxes	75,215	76,612	1,396	61,220	62,617	1,397
Non-current deferred revenue	163,840	87,061	(76,779)	140,407	91,238	(49,169)
Retained earnings	2,368,874	2,412,423	43,549	2,056,702	2,090,233	33,531
Accumulated other comprehensive income	56,045	56,428	382	(36,761)	(37,024)	(263)
Total stockholders' equity	3,802,466	3,846,397	43,931	3,418,003	3,451,271	33,268
Total liabilities and stockholders' equity	$5,010,260	$4,942,267	$(67,992)	$4,525,133	$4,482,561	$(42,572)

(1) Effective for the fiscal year ending December 29, 2018, we have adopted ASC Topic 606. The balances above are restated under ASC Topic 606.

The Company’s historical net cash flows provided by or used in operating, investing, and financing activities are not impacted by adoption of the new revenue standard.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt the new standard effective in the first quarter of fiscal year 2018, and it is not expected to have a material impact on the Company’s financial position or results of operations.

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

Statement of Cash Flows

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt the new standard effective in the first quarter of fiscal year 2018, and it is not expected to have a material impact on the Company’s financial position of results of operations.

Income Taxes

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt the new standard effective in the first quarter of fiscal year 2018, and it is not expected to have a material impact on the Company’s financial position or results of operations.

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

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard and expects to early adopt the new standard effective in the first quarter of fiscal year 2018. The Company does not expect the new standard to have a material impact on the Company’s financial position or results of operations.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,337	$-	$19,337	$-
Agency securities	43,361	-	43,361	-
Mortgage-backed securities	174,615	-	174,615	-
Corporate securities	816,793	-	816,793	-
Municipal securities	186,105	-	186,105	-
Other	181,509	-	181,509	-
Total	$1,421,720	$-	$1,421,720	$-

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,034	$-	$29,034	$-
Agency securities	59,541	-	59,541	-
Mortgage-backed securities	230,823	-	230,823	-
Corporate securities	893,725	-	893,725	-
Municipal securities	176,168	-	176,168	-
Other	90,946	-	90,946	-
Total	$1,480,237	$-	$1,480,237	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,591	$-	$(254)	$19,337
Agency securities	44,191	1	(831)	43,361
Mortgage-backed securities	180,470	13	(5,868)	174,615
Corporate securities	830,447	136	(13,790)	816,793
Municipal securities	187,999	110	(2,004)	186,105
Other	183,730	2	(2,223)	181,509
Total	$1,446,428	$262	$(24,970)	$1,421,720

	Available-For-Sale Securities as of December 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,291	$31	$(288)	$29,034
Agency securities	60,513	19	(991)	59,541
Mortgage-backed securities	236,354	41	(5,572)	230,823
Corporate securities	914,028	252	(20,555)	893,725
Municipal securities	178,804	224	(2,859)	176,169
Other	90,934	20	(9)	90,945
Total	$1,509,924	$587	$(30,274)	$1,480,237

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.  During 2017 and 2016, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at December 30, 2017 were $1,348,777 and $1,323,807 respectively. Approximately 80% of securities in our portfolio were at an unrealized loss position at December 30, 2017. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 30, 2017 and December 31, 2016.

	As of December 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(111)	$12,966	$(143)	$6,371
Agency securities	(168)	16,097	(663)	25,972
Mortgage-backed securities	(503)	19,628	(5,365)	153,835
Corporate securities	(4,562)	439,174	(9,228)	347,052
Municipal securities	(1,027)	125,819	(977)	38,167
Other	(2,219)	136,147	(4)	2,579
Total	$(8,590)	$749,831	$(16,380)	$573,976

	As of December 31, 2016
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(288)	$24,260	$-	$-
Agency securities	(991)	49,255	-	-
Mortgage-backed securities	(3,702)	159,665	(1,870)	64,645
Corporate securities	(18,856)	765,712	(1,699)	40,910
Municipal securities	(2,762)	130,994	(97)	6,326
Other	(3)	4,058	(6)	6,919
Total	$(26,602)	$1,133,944	$(3,672)	$118,800

The amortized cost and fair value of marketable securities at December 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$162,045	$161,687
Due after one year through five years	1,108,172	1,089,840
Due after five years through ten years	160,967	155,354
Due after ten years	15,244	14,839
	$1,446,428	$1,421,720

4. Commitments and Contingencies

Commitments

Rental expense related to office, equipment, warehouse space, and real estate amounted to $18,915, $19,657, and $18,104 for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum lease payments are as follows:

Year	Amount
2018	$17,572
2019	14,179
2020	11,598
2021	9,478
2022	7,777
Thereafter	21,606
Total	$82,210

Certain cash balances, primarily of GEL and GC, are held as collateral by banks securing payment of local value-added tax requirements.  The total amount of restricted cash balances were $271 and $113 at December 30, 2017 and December 31, 2016, respectively.

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 30, 2017 was approximately $313,385. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 30, 2017. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

On January 24, 2018, Garmin and Navico agreed on a global settlement of all pending litigation between them, pursuant to which it is expected that all related claims will be dismissed with prejudice or terminated, including those for which the Company had previously disclosed a reasonably possible loss. The settlement is not material to the Company’s financial condition or results of operations. The parties have agreed to keep the terms of the settlement confidential. The Company also settled or resolved certain other matters during the fiscal year ended December 30, 2017 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. Additionally, GEL has a defined contribution plan under which its employees may contribute up to 7.5% of their annual compensation. During the years ended December 30, 2017, December 31, 2016, and December 26, 2015, expense related to these and other defined contribution plans of $43,826, $40,844, and $37,489, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Federal:
Current	$31,343	$66,627	$49,138
Deferred	50,936	5,343	4,216
	$82,279	$71,970	$53,354
State:
Current	4,203	8,809	9,354
Deferred	11,712	(3,823)	(5,858)
	$15,915	$4,986	$3,496
Foreign:
Current	43,688	42,406	55,730
Deferred	(154,543)	(506)	(1,620)
	$(110,855)	$41,900	$54,110
Total	$(12,661)	$118,856	$110,960

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Federal income tax expense at U.S. statutory rate	$238,803	$220,385	$198,516
State income tax expense, net of federal tax effect	5,977	2,749	1,931
Foreign tax rate differential	(102,316)	(111,989)	(100,010)
Other foreign taxes less incentives and credits	(4,646)	(16,593)	(8,592)
Withholding Tax	14,632	17,447	16,969
Net Change in Uncertain Tax Positions	5,363	17,328	21,246
Federal Domestic Production Activities Deduction	(3,895)	(5,528)	(4,589)
Federal Research and Development Credit	(10,851)	(8,548)	(8,573)
Switzerland Corporate Tax Election	(180,034)	-	-
Share Based Compensation	19,916	-	-
Other, net	4,390	3,605	(5,938)
Income tax expense	$(12,661)	$118,856	$110,960

In the year ended December 30, 2017, the Company recorded an income tax benefit of $180,034 as a result of the Company’s February 2017 election to align certain Switzerland corporate tax positions with evolving international tax initiatives.

The Company’s statutory federal income tax rate in Switzerland, the Company's place of incorporation since the Redomestication, effective June 27, 2010, is 7.83%. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2017 as presented above, the amounts related to tax at the statutory rate would be approximately $186,000 lower, or $53,600, and the foreign tax rate differential would be adjusted by a similar amount to approximately $77,000. For 2016, the amounts related to tax at the statutory rate would be approximately $171,000 lower, or $49,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $55,000. For 2015, the amount related to tax at the statutory rate would be approximately $154,000 lower, or $44,000, and the foreign tax differential would be reduced by a similar amount to approximately $52,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $461,436, $453,729, and $403,242, for the years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

Income taxes of $20,287, $22,139, and $21,085 at December 30, 2017, December 31, 2016, and December 26, 2015, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 30,	December 31,
	2017	2016
Deferred tax assets:
Product warranty accruals	$2,202	$2,768
Allowance for doubtful accounts	5,129	10,100
Inventory reserves	6,920	8,953
Sales program allowances	910	1,397
Reserve for sales returns	816	2,196
Other accruals	10,722	13,548
Share based compensation	6,261	29,632
Tax credit carryforwards	8,413	5,012
Amortization	165,162	15,368
Deferred Revenue	4,690	32,487
Net operating losses of subsidiaries	8,799	5,403
Benefit related to uncertain tax positions	5,383	7,542
Other	3,677	4,005
Valuation allowance related to loss carryforward and tax credits	(7,267)	(4,622)
	$221,817	$133,789
Deferred tax liabilities:
Depreciation	11,674	17,854
Prepaid Expenses	3,147	2,876
Book basis in excess of tax basis for acquired entities	17,364	3,865
Withholding tax	60,555	58,597
Other	4,950	1,523
	97,690	84,715
Net deferred tax assets	$124,127	$49,074

At December 30, 2017, the Company had $8,413 of tax credit carryover compared to $5,012 at December 31, 2016.

At December 30, 2017, the Company had a deferred tax asset of $8,799 related to the future tax benefit on net operating loss (NOL) carryforwards of $70,419. Included in the NOL carryforwards is $43,210 that relates to Switzerland and expires in varying amounts between 2023 and 2024, $1,757 that relates to Finland and expires in varying amounts between 2025 and 2027, $10,610 that relates to the United States and various state jurisdictions and expires in varying amounts between 2022 and 2037, $5,234 that relates to the Netherlands and expires in 2026 and $9,608 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. The new tax legislation contains several provisions that will impact the Company, including the reduction of the corporate income tax rate from 35% to 21%, acceleration of business asset expensing, and a reduction in the amount of executive pay that may qualify as a tax deduction, among others. The decrease in the corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets and liabilities, as well as reassess the realizability of its deferred tax assets and liabilities. FASB ASC 740 requires the recognition of the effects of tax law changes in the period of enactment. However, due to the complexities of the new tax legislation, the SEC has issued SAB 118 which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations. The Company has recorded a provisional re-measurement of its deferred tax assets and liabilities, resulting in an immaterial impact on its 2017 income tax provision. The Company will continue to assess the impact of the new tax legislation, as well as any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary. The Company does not expect any such potential adjustments in the future periods will materially impact the Company’s financial condition or result of operations.

The total amount of gross unrecognized tax benefits as of December 30, 2017 was $130,798. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 30, 2017, December 31, 2016, and December 26, 2015 is as follows:

	December 30,	December 31,	December 26,
	2017	2016	2015
Balance beginning of year	$115,090	$97,904	$77,495
Additions based on tax positions related to prior years	8,564	489	89
Reductions based on tax positions related to prior years	(983)	(940)	(1,671)
Additions based on tax positions related to current period	26,295	28,859	29,019
Reductions related to settlements with tax authorities	-	(134)	(364)
Expiration of statute of limitations	(18,168)	(11,088)	(6,664)
Balance at end of year	$130,798	$115,090	$97,904

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The entire balance of net unrecognized benefits of $127,306, $109,667 and $93,654 are required to be classified as noncurrent at December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 30, 2017, December 31, 2016, and December 26, 2015, the Company had accrued approximately $5,605, $3,901, and $2,479, respectively, for interest. The interest component of the reserve increased income tax expense for the years ending December 30, 2017, December 31, 2016, and December 26, 2015, by $1,704, $1,422, and $320 respectively. The Company did not have significant amounts accrued for penalties for the years ending December 30, 2017, December 31, 2016, and December 26, 2015.

The Company files income tax returns in Switzerland, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2013, 2012, 2015, and 2014, respectively.

The Company recognized a reduction of income tax expense of $17,918, $11,151, and $6,971 in fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $20,000 to $25,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$891,488	$891,488	$846,883	$846,883
Restricted cash	$271	$271	$113	$113
Marketable securities	$1,421,720	$1,421,720	$1,480,237	$1,480,237

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

The Company’s Chief Executive Officer has been identified as the CODM. The CODM uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses, including certain allocated general and administrative costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Revenues, gross profit, and operating income for each of the Company’s reportable segments are presented below. In 2016 the Company moved action camera related revenue and expenses from the outdoor segment to the auto segment, allowing for alignment and synergies with other camera-based efforts occurring within the auto segment. The overall impact of the move was immaterial. However, action camera related operating results for the 52-weeks ended December 26, 2015 has been recast to conform to the 2017 and 2016 presentation.

	Reportable Segments

52-Weeks Ended December 30, 2017	Outdoor	Fitness	Marine	Auto	Aviation	Total

Net sales	$698,867	$762,194	$374,001	$750,583	$501,359	$3,087,004
Gross profit	448,410	422,636	212,592	327,921	371,605	1,783,164
Operating income	249,867	146,765	50,328	67,967	153,933	668,860

53-Weeks Ended December 31, 2016

Net sales	$546,326	$818,486	$331,947	$882,558	$439,348	$3,018,665
Gross profit	340,504	437,205	183,709	388,747	329,405	1,679,570
Operating income	184,035	160,596	52,167	102,347	124,764	623,909

52-Weeks Ended December 26, 2015

Net sales	$411,184	$661,599	$286,778	$1,062,091	$398,618	$2,820,270
Gross profit	254,878	366,139	158,493	464,480	294,714	1,538,704
Operating income	139,070	134,574	28,611	136,069	111,257	549,581

Net sales, long-lived assets (property and equipment), and net assets by geographic area are as shown below for the years ended December 30, 2017, December 31, 2016, and December 26, 2015. Note that APAC refers to the Asia Pacific region, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 30, 2017
Net sales to external customers (1)	$1,475,661	$436,188	$1,175,155	$3,087,004
Property and equipment, net	381,974	173,392	40,318	595,684
Net assets (2)	2,325,569	982,898	493,999	3,802,466

December 31, 2016
Net sales to external customers (1)	$1,518,934	$386,549	$1,113,182	$3,018,665
Property and equipment, net	300,158	144,470	38,250	482,878
Net assets (2)	2,153,161	933,999	330,843	3,418,003

December 26, 2015
Net sales to external customers (1)	$1,469,243	$337,888	$1,013,139	$2,820,270
Property and equipment, net	294,234	111,700	40,154	446,089
Net assets (2)	2,110,108	921,410	313,608	3,345,126

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. In 2017, 2016, and 2015, 10,432, 12,984, and 12,008 RSUs were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012 vested evenly over a period of five years, while RSUs granted on and after that date vested or are vesting evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2017, 2016, and 2015, 1,044,045, 1,228,427, and 1,171,905 RSUs were granted under the 2005 Plan. No SARs were granted under the 2005 Plan in 2017, 2016, and 2015.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2017, 2016, or 2015.

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

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 30, 2017, December 31, 2016, and December 26, 2015 is provided below:

	Stock Options and SARs
	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 27, 2014	$63.19	4,731
Granted		-
Exercised	$29.15	(474)
Forfeited/Expired	$70.58	(196)
Outstanding at December 26, 2015	$66.80	4,061
Granted		-
Exercised	$50.77	(716)
Forfeited/Expired	$51.12	(608)
Outstanding at December 31, 2016	$74.48	2,737
Granted		-
Exercised	$50.15	(397)
Forfeited/Expired	$84.57	(1,948)
Outstanding at December 30, 2017	$48.94	392
Exercisable at December 30, 2017	$48.76	365
Expected to vest after December 30, 2017	$51.46	27

Stock Options and SARs as of December 30, 2017
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$18.00 - $40.00	21	1.98	21
$40.01 - $60.00	369	2.39	343
$60.01 - $80.00	-	-	-
$80.01 - $100.00	2	0.01	2
$100.01 - $120.00	-	-	-
$120.01 - $140.00	-	-	-
	392	2.36	366

	Restricted Stock Units
	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 27, 2014	$42.55	1,088
Granted	$37.07	1,184
Released/Vested	$40.18	(562)
Cancelled	$42.02	(53)
Outstanding at December 26, 2015	$39.45	1,657
Granted	$40.59	1,241
Released/Vested	$38.96	(565)
Cancelled	$44.57	(509)
Outstanding at December 31, 2016	$38.94	1,824
Granted	$51.71	1,055
Released/Vested	$39.31	(763)
Cancelled	$40.40	(54)
Outstanding at December 30, 2017	$45.30	2,062

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 30, 2017 was 2.36 and 2.05 years, respectively. The weighted-average remaining contract life of restricted stock units at December 30, 2017 was 1.29 years.

The total fair value of awards vested during 2017, 2016, and 2015 was $30,280, $22,429, and $23,351, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 30, 2017 were $4,209 and $3,994, respectively. The aggregate intrinsic values of options and SARs exercised during 2017, 2016, and 2015 were $3,742, $1,632, and $3,714, respectively. The aggregate intrinsic value of RSUs outstanding at December 30, 2017 was $122,885. The aggregate intrinsic values of RSUs released during 2017, 2016, and 2015 were $45,424, $27,386, and $20,787, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $59.57 on December 30, 2017. As of December 30, 2017, there was $65,166 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 6,000,000 shares of common stock have been reserved for the ESPP, including 2,000,000 shares approved by shareholders in June 2015. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2017, 2016, and 2015, 489,267, 541,018, 488,753 shares, respectively, were purchased under the plan for a total purchase price of $20,996, $18,157, and $16,789, respectively. During 2017, 2016, and 2015, the purchases were issued from treasury shares. At December 30, 2017, approximately 970,366 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Numerator:
Numerator for basic and diluted net income per share - net income	$694,955	$510,814	$456,227

Denominator:
Denominator for basic net income per share – weighted-average common shares	187,828	188,818	190,631

Effect of dilutive securities – employee stock options and stock appreciation rights	904	525	476

Denominator for diluted net income per share – adjusted weighted-average common shares	188,732	189,343	191,107

Basic net income per share	$3.70	$2.71	$2.39

Diluted net income per share	$3.68	$2.70	$2.39

There were 1,175,728, 3,547,738, and 4,086,983 outstanding stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the fiscal years of 2017, 2016, and 2015, respectively, because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares.  Under the plan, the Company repurchased 1,474,092 shares using cash of $74,523 in fiscal 2017, 2,152,716 shares using cash of $93,233 in fiscal 2016, and 3,148,901 shares using cash of $131,413 in fiscal 2015.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 30, 2017:

	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available- for-sale securities	Total
Balance - beginning of period	$(9,411)	$(27,350)	$(36,761)
Other comprehensive income before reclassification	88,320	3,585	91,905
Amounts reclassified from accumulated other comprehensive income	-	901	901
Net current-period other comprehensive income	88,320	4,486	92,806
Balance - end of period	$78,909	$(22,864)	$56,045

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 30, 2017:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(991)	Other income (expense)
	90	Income tax provision
	$(901)	Net of tax

13. Selected Quarterly Information (Unaudited)

	52-Weeks Ended December 30, 2017
	Quarter Ending
	April 1	July 1	September 30	December 30

Net sales	$638,546	$816,885	$743,077	$888,496
Gross profit	372,123	477,858	433,665	499,518
Net income	237,812	170,950	147,413	138,780
Basic net income per share	$1.26	$0.91	$0.79	$0.74
Diluted net income per share	$1.26	$0.91	$0.78	$0.73

	53-Weeks Ended December 31, 2016
	Quarter Ending
	March 26	June 25	September 24	December 31

Net sales	$624,040	$811,609	$722,250	$860,767
Gross profit	339,850	462,958	405,980	470,782
Net income	88,092	161,064	125,054	136,605
Basic net income per share	$0.46	$0.85	$0.66	$0.73
Diluted net income per share	$0.46	$0.85	$0.66	$0.72

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results, and the table may not foot due to rounding.

14. Subsequent Events

On February 19, 2018, the Company acquired the shares of Trigentic AB, a privately held supplier of intelligent products, solutions and services in the areas of embedded systems, power supply and power distribution for the marine market. This acquisition was not material.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 30, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 30, 2017, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Kansas City, Missouri

February 21, 2018

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 8, 2018 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2017.

(a)	Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal 6 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

(d)	Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 402 of Regulation S-K under the heading “Board Meetings and Standing Committee Meetings - Audit Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the President and Chief Executive Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code is available on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct_2016.pdf. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the President and Chief Executive Officer, the Chief Financial Officer or Controller, or any person performing a similar function, such amendment or waiver will be disclosed on Garmin’s website at: http://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct_2016.pdf.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Proposal 6 - Re-election of five directors and election of one new director - Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Proposal 6 -Re-election of five directors and election of one new director - Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters – Compensation Committee Report” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 30, 2017 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation plans approved by shareholders	2,454,078	$48.94	7,048,314
Equity compensation plans not approved by shareholders	—	—	—

Total	2,454,078	$48.94	7,048,314

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the heading “Proposal 6 – Re-election of five directors and election of one new director - Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal 6 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

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

(3)	Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association of Garmin Ltd., as amended and restated on June 10, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd.2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2009 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.39	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.41	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant's Proxy Statement on Schedule 14A filed on April 22, 2013).

10.42	Director and Officer Indemnification Agreement dated August 4, 2014 between Garmin Ltd. and each of Douglas G. Boessen, Dr. Donald H. Eller, Andrew R. Etkind, Joseph J. Hartnett, Charles W. Peffer, Dr. Min H. Kao, Clifton A. Pemble and Thomas P. Poberezny (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

10.43	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.44	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.45	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.47	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 5, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2015).

10.48	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.49	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.50	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.51	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.52	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.53	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.54	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.55	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.56	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.57	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.58	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.59	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.60	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

10.61	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

10.62	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 30, 2017:
Deducted from asset accounts
Allowance for doubtful accounts	$14,669	$1,021	-	$(11,522)	$4,168
Valuation allowance - Deferred Tax Asset	4,622	3,077	-	(432)	7,267
Total	$19,291	$4,098	-	$(11,954)	$11,435

Year Ended December 31, 2016:
Deducted from asset accounts
Allowance for doubtful accounts	$13,805	$4,137	-	$(3,273)	$14,669
Valuation allowance - Deferred Tax Asset	2,781	1,966	-	(125)	4,622
Total	$16,586	$6,103	-	$(3,398)	$19,291

Year Ended December 26, 2015:
Deducted from asset accounts
Allowance for doubtful accounts	$18,330	$(2,521)	-	$(2,004)	$13,805
Valuation allowance - Deferred Tax Asset	11,358	422	-	(8,999)	2,781
Total	$29,688	$(2,099)	-	$(11,003)	$16,586

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 21, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

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

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2017 Form 10-K Annual Report

Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

10.60	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

10.61	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

10.62	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

