Form 10-Q
period 2018-03-31
GARMIN LTD
filed 2018-05-02
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____to ____

Commission file number 0-31983

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer identification no.)
Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Company's telephone number, including area code: +41 52 630 1600

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [✓ ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [✓] Accelerated Filer [  ] Non-accelerated Filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [  ] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [✓]

Number of shares outstanding of the registrant’s common shares as of April 30, 2018

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 31, 2018

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share information)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$898,981	$891,488
Marketable securities	167,745	161,687
Accounts receivable, net	409,704	590,882
Inventories, net	547,412	517,644
Deferred costs	29,327	30,525
Prepaid expenses and other current assets	138,114	153,912
Total current assets	2,191,283	2,346,138

Property and equipment, net	604,813	595,684

Restricted cash	279	271
Marketable securities	1,309,185	1,260,033
Deferred income taxes	199,090	195,981
Noncurrent deferred costs	32,428	33,029
Intangible assets, net	421,006	409,801
Other assets	97,138	107,352
Total assets	$4,855,222	$4,948,289

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$136,132	$169,640
Salaries and benefits payable	90,137	102,802
Accrued warranty costs	35,422	36,827
Accrued sales program costs	56,266	93,250
Deferred revenue	98,660	103,140
Accrued royalty costs	17,445	32,204
Accrued advertising expense	16,007	30,987
Other accrued expenses	69,949	93,652
Income taxes payable	37,825	33,638
Dividend payable	—	95,975
Total current liabilities	557,843	792,115

Deferred income taxes	74,714	76,612
Noncurrent income taxes	140,368	138,295
Noncurrent deferred revenue	83,222	87,060
Other liabilities	1,882	1,788

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued;
188,521 shares outstanding at March 31, 2018;
and 188,189 shares outstanding at December 30, 2017;	17,979	17,979
Additional paid-in capital	1,818,532	1,828,386
Treasury stock	(450,160)	(468,818)
Retained earnings	2,546,400	2,418,444
Accumulated other comprehensive income	64,442	56,428
Total stockholders’ equity	3,997,193	3,852,419
Total liabilities and stockholders' equity	$4,855,222	$4,948,289

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Net sales	$710,872	$641,510

Cost of goods sold	284,337	268,704

Gross profit	426,535	372,806

Advertising expense	25,311	31,525
Selling, general and administrative expense	117,065	102,051
Research and development expense	141,957	122,202
Total operating expense	284,333	255,778

Operating income	142,202	117,028

Other income (expense):
Interest income	10,227	8,444
Foreign currency gains (losses)	816	(37,497)
Other income	735	400
Total other income (expense)	11,778	(28,653)

Income before income taxes	153,980	88,375

Income tax provision (benefit)	24,606	(150,029)

Net income	$129,374	$238,404

Net income per share:
Basic	$0.69	$1.27
Diluted	$0.68	$1.26

Weighted average common
shares outstanding:
Basic	188,322	188,333
Diluted	189,292	189,031

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Net income	$129,374	$238,404
Foreign currency translation adjustment	23,500	62,614
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(15,034)	6,901
Comprehensive income	$137,840	$307,919

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net income	$129,374	$238,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,014	14,658
Amortization	7,132	7,070
(Gain) loss on sale or disposal of property and equipment	(15)	8
Provision for doubtful accounts	57	(294)
Provision for obsolete and slow moving inventories	3,959	7,193
Unrealized foreign currency (gain) loss	(517)	42,571
Deferred income taxes	416	(171,432)
Stock compensation expense	13,440	8,206
Realized losses on marketable securities	196	291
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	187,693	135,253
Inventories	(26,455)	(41,398)
Other current and non-current assets	9,037	7,534
Accounts payable	(36,708)	(44,180)
Other current and non-current liabilities	(99,935)	(81,038)
Deferred revenue	(8,368)	(12,041)
Deferred costs	1,807	2,647
Income taxes payable	17,063	6,943
Net cash provided by operating activities	214,190	120,395

Investing activities:
Purchases of property and equipment	(26,336)	(25,538)
Proceeds from sale of property and equipment	121	7
Purchase of intangible assets	(1,622)	(1,222)
Purchase of marketable securities	(140,623)	(96,049)
Redemption of marketable securities	65,253	109,526
Acquisitions, net of cash acquired	(9,417)	—
Net cash used in investing activities	(112,624)	(13,276)

Financing activities:
Dividends	(96,146)	(96,028)
Proceeds from issuance of treasury stock related to equity awards	1,926	—
Purchase of treasury stock related to equity awards	(6,562)	(3,452)
Purchase of treasury stock under share repurchase plan	—	(27,873)
Net cash used in financing activities	(100,782)	(127,353)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,717	6,932

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,501	(13,302)
Cash, cash equivalents, and restricted cash at beginning of period	891,759	846,996
Cash, cash equivalents, and restricted cash at end of period	$899,260	$833,694

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 29, 2018.

The condensed consolidated balance sheet at December 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 31, 2018 and April 1, 2017 both contain operating results for 13 weeks.

As previously announced and discussed below within the “Recently Adopted Accounting Standards” section of this footnote, effective in the 13-week period ended March 31, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. All amounts and disclosures set forth in this Form 10-Q reflect these changes. Further, as a result of the adoption of certain other accounting standards described below, effective in the 13-week period ended March 31, 2018, certain amounts in prior periods have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB issued several updates amending or relating to ASU 2014-09 (collectively, the “new revenue standard”). The Company has adopted the new revenue standard effective in the 13-week period ending March 31, 2018 using the full retrospective method, which requires the Company to restate each prior reporting period presented in future financial statement issuances. The impacts of the new revenue standard relate to our accounting for certain arrangements within the auto segment.

A portion of the Company’s auto segment contracts have historically been accounted for under Accounting Standards Codification (ASC) Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company deferred revenue and associated costs of all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) could not be established for an undelivered element (e.g. map updates). In applying the new revenue standard to certain contracts that include both software licenses and map updates, we will recognize the portion of revenue and costs related to the software license at the time of delivery rather than ratably over the map update period.

Additionally, for certain multiple-element arrangements within the Company’s auto segment, the Company’s policy has been to allocate consideration to traffic services and recognize the revenue and associated cost of royalties ratably over the estimated life of the underlying product. Under the new revenue standard, we will recognize revenue and associated costs of royalties related to certain traffic services at the time of hardware and/or software delivery. Specifically, the new revenue standard emphasizes the timing of the Company’s performance, and upon delivery of the navigation device and/or software, the Company has fully performed its obligation with respect to the design and production of the product to receive and interpret the broadcast traffic signal for the benefit of the end user.

The changes in accounting policy described above collectively result in reductions to deferred costs (asset) and deferred revenue (liability) balances, and accelerate the recognition of revenues and deferred costs in the auto segment going forward.

Summarized financial information depicting the impact of the new revenue standard is presented below. The Company’s historical net cash flows provided by or used in operating, investing, and financing activities are not impacted by adoption of the new revenue standard.

	13-Weeks Ended April 1, 2017
	As reported	Restated(1)	Impact
Net sales	$638,546	$641,510	$2,964
Gross profit	372,123	372,806	683
Operating income	116,345	117,028	683
Income tax (benefit)	(150,120)	(150,029)	91
Net income	$237,812	$238,404	$592
Diluted net income per share	$1.26	$1.26	$—

(1)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in our press release attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

	December 30, 2017			December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact

Current assets:
Deferred costs	$48,312	$30,525	$(17,787)	$47,395	$34,665	$(12,730)
Total current assets	2,363,925	2,346,138	(17,787)	2,263,016	2,250,286	(12,730)
Deferred income taxes	199,343	195,981	(3,361)	110,293	107,655	(2,638)
Noncurrent deferred costs	73,851	33,029	(40,822)	56,151	30,934	(25,217)
Total assets	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)
Current liabilities:
Deferred revenue	139,681	103,140	(36,541)	146,564	118,496	(28,068)
Total current liabilities	828,656	792,115	(36,541)	782,735	754,667	(28,068)
Deferred income taxes	75,215	76,612	1,396	61,220	62,617	1,397
Non-current deferred revenue	163,840	87,060	(76,780)	140,407	91,238	(49,169)
Retained earnings	2,368,874	2,418,444	49,570	2,056,702	2,092,221	35,519
Accumulated other comprehensive income	56,045	56,428	382	(36,761)	(37,024)	(263)
Total stockholders' equity	3,802,466	3,852,419	49,954	3,418,003	3,453,259	35,256
Total liabilities and stockholders’ equity	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)

	52-Weeks Ended December 30, 2017			53-Weeks Ended December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact
Net sales	$3,087,004	$3,121,560	$34,556	$3,018,665	$3,045,797	$27,132
Gross profit	1,783,164	1,797,941	14,777	1,679,570	1,688,525	8,955
Operating income	668,860	683,637	14,777	623,909	632,864	8,955
Income tax (benefit) provision	(12,661)	(11,936)	725	118,856	120,901	2,045
Net income	$694,955	$709,007	$14,052	$510,814	$517,724	$6,910
Diluted net income per share	$3.68	$3.76	$0.08	$2.70	$2.73	$0.03

(2)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements of our fiscal 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company has adopted the new standard effective in the 13-week period ending March 31, 2018. The adoption did not have a material impact on the Company’s financial position or results of operations.

Statement of Cash Flows

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling changes in the total amounts within the statement of cash flows. The Company has adopted the new standards effective in the 13-week period ending March 31, 2018. The adoption of ASU 2016-15 did not have a material impact to the Company’s statements of cash flows. The amendments of ASU 2016-18 were applied using a retrospective transition method, resulting in immaterial changes to the presentation of the Company’s statements of cash flows.

The total of cash and cash equivalents and restricted cash balances presented on the condensed consolidated balance sheet reconciles to the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Income Taxes

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company has adopted the new standard effective beginning in the 13-week period ending March 31, 2018, which resulted in a reclassification of $1,700 of certain prepaid tax balances in a cumulative effect to retained earnings as of the date of adoption.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. The Company has elected to early adopt the new standard effective in the 13-week period ending March 31, 2018, resulting in reclassification of approximately $450 from accumulated other comprehensive income into retained earnings. The tax effects that were reclassified only relate to amounts resulting from the U.S. Tax Cuts and Jobs Act.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Other than the policies discussed below, there were no material changes to the Company’s significant accounting policies during the 13-week period ended March 31, 2018.

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration the Company expects to be entitled to for the related products or services.   For the large majority of the Company’s sales, transfer of control occurs once product has shipped and title and risk of loss have transferred to the customer. The Company offers certain tangible products with ongoing services promised over a period of time, typically the useful life of the related tangible product. When we have identified such services as both capable of being distinct and separately identifiable from the related tangible product, the associated revenue allocated to such services is recognized over time.  The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

                For products that include tangible hardware that contains software essential to the tangible product’s functionality and ongoing services identified as separately identifiable performance obligations, the Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with lifetime map updates (LMU) and server-based traffic services. In addition, we provide map update services (map care) over a contractual period in certain hardware and software contracts with original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for LMU, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of the LMU, map care, and traffic performance obligations. The revenue and associated costs allocated to the LMU, map care, and/or the server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the contractual map care period in OEM contracts of 3-10 years as we believe our efforts as it relates to providing these services are spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including mobile applications, incremental navigation and/or communication service subscriptions, aviation database subscriptions, and extended warranties that are individually immaterial.

The Company records revenue net of sales tax and variable consideration such as trade discounts and customer returns.  Payment is due typically within 90 days or less of shipment of product, or upon the grant of a given software license (as applicable). The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions and other volume-based incentives.  The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect the Company’s operating results.  These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, typically accrued for on a percentage of sales basis.

Deferred Revenues and Costs

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized over a period of time basis as discussed in the Revenue Recognition portion of this footnote. Billings associated with such items are typically completed upon the transfer of control of promised products or services to the customer and recorded to accounts receivable until payment is received. Deferred costs primarily refer to the royalties incurred by the Company associated with the aforementioned unsatisfied performance obligations, which are amortized over the same period as the revenue is recognized. The Company typically pays the associated royalties either monthly or quarterly in arrears, on a per item shipped or installed basis.

The Company applies a practical expedient, as permitted within ASC 340, to expense as incurred the incremental costs to obtain a contract when the amortization period of the asset that would have otherwise been recognized is one year or less.

Shipping and Handling Costs

Shipping and handling activities are typically performed before the customer obtains control of the good, and the related costs are therefore expensed as incurred. Shipping and handling costs are included in cost of goods sold in the accompanying condensed consolidated financial statements.

2.	Inventories

The components of inventories consist of the following:

	March 31, 2018	December 30, 2017

Raw materials	$190,213	$179,659
Work-in-process	84,431	75,754
Finished goods	272,768	262,231
Inventory, net of reserves	$547,412	$517,644

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Numerator:
Numerator for basic and diluted net income per share - net income	$129,374	$238,404

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,322	188,333

Effect of dilutive securities –
stock options, stock appreciation rights and restricted stock units	970	698

Denominator for diluted net income per share – adjusted weighted-average common shares	189,292	189,031

Basic net income per share	$0.69	$1.27

Diluted net income per share	$0.68	$1.26

There were 0 and 2,593 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended March 31, 2018 and April 1, 2017, respectively.

There were 332 and 150 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended March 31, 2018 and April 1, 2017, respectively.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended March 31, 2018

Net sales	$144,258	$166,035	$113,554	$141,312	$145,713	$710,872
Gross profit	93,285	96,601	66,683	61,012	108,954	426,535
Operating income	43,822	33,374	13,131	3,468	48,407	142,202

13-Weeks Ended April 1, 2017

Net sales	$115,875	$137,831	$104,445	$160,488	$122,871	$641,510
Gross profit	73,469	77,741	59,747	70,616	91,233	372,806
Operating income	34,451	18,472	18,145	7,352	38,608	117,028

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales to external customers and property and equipment, net by geographic region are as follows as of and for the 13-week periods ended March 31, 2018 and April 1, 2017. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	Americas	APAC	EMEA	Total
March 31, 2018
Net sales to external customers	$345,975	$118,985	$245,912	$710,872
Property and equipment, net	$388,531	$176,245	$40,037	$604,813

April 1, 2017
Net sales to external customers	$324,630	$91,545	$225,335	$641,510
Property and equipment, net	$312,630	$152,804	$38,406	$503,840

5.	Warranty Reserves

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

	13-Weeks Ended
	March 31, 2018	April 1, 2017

Balance - beginning of period	$36,827	$37,233
Accrual for products sold during the period	10,012	8,200
Expenditures	(11,417)	(11,006)
Balance - end of period	$35,422	$34,427

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of March 31, 2018 was approximately $325,200. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 31, 2018. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded an income tax expense of $24,606 in the 13-week period ended March 31, 2018, compared to an income tax benefit of $150,029 in the 13-week period ended April 1, 2017, which included a $168,755 income tax benefit due to the revaluation of certain Switzerland deferred tax assets. The effective tax rate was 16.0% in the first quarter of 2018, compared to (169.8%) in the first quarter of 2017. Excluding the effect of the $168,755 revaluation of deferred tax assets in first quarter of 2017, the first quarter of 2018 effective tax rate decreased by 520 basis points primarily due to the reduction of the U.S. corporate tax rate and the net release of uncertain tax position reserves.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. Due to the complexities of the new tax legislation, the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The Company recorded a provisional re-measurement of its deferred tax assets and liabilities in the fourth quarter of 2017. Income tax expense recorded in the first quarter of 2018 includes the impact of the new tax legislation as currently interpreted by the Company. The Company will continue to assess the impact of the new tax legislation, as well as any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary. The Company does not expect any such potential adjustments in the future periods will materially impact the Company’s financial condition or result of operations.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$29,058	$—	$29,058	$—
Agency securities	41,744	—	41,744	—
Mortgage-backed securities	158,839	—	158,839	—
Corporate securities	892,848	—	892,848	—
Municipal securities	185,586	—	185,586	—
Other	168,855	—	168,855	—
Total	$1,476,930	$—	$1,476,930	$—

	Fair Value Measurements as
	of December 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,337	$—	$19,337	$—
Agency securities	43,361	—	43,361	—
Mortgage-backed securities	174,615	—	174,615	—
Corporate securities	816,793	—	816,793	—
Municipal securities	186,105	—	186,105	—
Other	181,509	—	181,509	—
Total	$1,421,720	$—	$1,421,720	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$29,439	$—	$(381)	$29,058
Agency securities	42,901	—	(1,156)	41,745
Mortgage-backed securities	166,458	6	(7,625)	158,839
Corporate securities	919,920	45	(27,117)	892,848
Municipal securities	188,728	14	(3,157)	185,585
Other	171,641	1	(2,787)	168,855
Total	$1,519,087	$66	$(42,223)	$1,476,930

	Available-For-Sale Securities as of December 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,591	$—	$(254)	$19,337
Agency securities	44,191	1	(831)	43,361
Mortgage-backed securities	180,470	13	(5,868)	174,615
Corporate securities	830,447	136	(13,790)	816,793
Municipal securities	187,999	110	(2,004)	186,105
Other	183,730	2	(2,223)	181,509
Total	$1,446,428	$262	$(24,970)	$1,421,720

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. The Company does not intend to sell the securities that have an unrealized loss shown in the table above, and it is not more likely than not that the Company will be required to sell a security before recovery of its amortized costs basis, which may be maturity.

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During fiscal 2017 and the 13-week period ended March 31, 2018, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at March 31, 2018 were $1,466,270 and $1,424,047 respectively. Approximately 82% of securities in our portfolio were at an unrealized loss position at March 31, 2018. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 31, 2018 and December 30, 2017.

	As of March 31, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(202)	$19,748	$(179)	$6,319
Agency securities	(243)	16,022	(913)	25,723
Mortgage-backed securities	(711)	17,631	(6,914)	140,289
Corporate securities	(11,562)	538,556	(15,555)	341,137
Municipal securities	(1,786)	139,591	(1,371)	40,649
Other	(2,784)	136,448	(3)	1,934
Total	$(17,288)	$867,996	$(24,935)	$556,051

	As of December 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(111)	$12,966	$(143)	$6,371
Agency securities	(168)	16,097	(663)	25,972
Mortgage-backed securities	(503)	19,628	(5,365)	153,835
Corporate securities	(4,562)	439,174	(9,228)	347,052
Municipal securities	(1,027)	125,819	(977)	38,167
Other	(2,219)	136,147	(4)	2,579
Total	$(8,590)	$749,831	$(16,380)	$573,976

The amortized cost and fair value of marketable securities at March 31, 2018, by maturity, are shown below.

	Amortized Cost	Fair Value

Due in one year or less	$168,370	$167,745
Due after one year through five years	1,175,500	1,143,859
Due after five years through ten years	160,650	151,195
Due after ten years	14,567	14,131
	$1,519,087	$1,476,930

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 31, 2018:

	13-Weeks Ended March 31, 2018

	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for- sale securities	Total

Beginning Balance	$79,292	$(22,864)	$56,428
Other comprehensive income before reclassification, net of income tax benefit of $2,416	23,500	(14,856)	8,644
Amounts reclassified from accumulated other comprehensive income	—	(178)	(178)
Net current-period other comprehensive income	23,500	(15,034)	8,466
Reclassification of tax effects due to adoption of ASU 2018-02	—	(452)	(452)
Ending Balance	$102,792	$(38,350)	$64,442

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 31, 2018:

13-Weeks Ended March 31, 2018
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(193)	Other income (expense)
	371	Income tax benefit (provision)

	$178	Net of tax

10. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by major product category, geographic region, and pattern of recognition.

The Company has identified six major product categories – aviation, marine, outdoor, fitness, auto PND, and auto OEM. Note 4 – Segment Information contains disaggregated revenue information of the aviation, marine, outdoor and fitness major product categories, and auto OEM comprised 37% and 33% of the auto segment revenue presented in Note 4 for the 13-weeks ended March 31, 2018, and April 1, 2017, respectively. Auto PND comprised of 63% and 67% of the auto segment revenue presented in Note 4 for the 13-weeks ended March 31, 2018 and April 1, 2017, respectively. Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is also presented in Note 4.

A large majority of the Company’s sales are recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Sales recognized over a period of time are primarily within the auto segment and relate to performance obligations that are satisfied over the life of the product or contractual service period. Revenue disaggregated by the timing of transfer of the goods or services is presented in the table below:

	13-Weeks Ended
	March 31, 2018	April 1, 2017
Point in time	$671,263	$599,745
Over time	39,609	41,765
Net sales	$710,872	$641,510

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-weeks ended March 31, 2018 are presented below:

	13-Weeks Ended
	March 31, 2018
	Deferred Revenue(1)	Deferred Costs(2)
Balance, beginning of period	$190,200	$63,554
Deferrals in period	31,291	7,840
Recognition of deferrals in period	(39,609)	(9,639)
Balance, end of period	$181,882	$61,755

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $39,609 deferred revenue recognized in the 13-weeks ended March 31, 2018, $32,515 was deferred as of the beginning of the period.

Approximately two-thirds of the $181,882 of deferred revenue at the end of the period, March 31, 2018, is recognized ratably over a period of three years or less.

11. Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements. The Company does not plan to early adopt the new standard, and therefore will adopt in the Company’s fiscal year ending December 28, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. This report has been filed with the Securities and Exchange Commission (the "SEC" or the "Commission") in Washington, D.C. and can be obtained by contacting the SEC's public reference operations or obtaining it through the SEC's website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five reportable segments, the outdoor, fitness, marine, auto and aviation markets. The Company’s segments offer products through its network of independent dealers and distributors. However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

The Company adopted the new accounting standard for revenue recognition, as discussed in Note 1 – Accounting Policies of the Notes to Condensed Consolidated Financial Statements, effective beginning with the Company’s first quarter of 2018. Adoption of the new revenue recognition standard was applied using the full retrospective method, and information for prior periods within Results of Operations have been restated accordingly.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	March 31, 2018	April 1, 2017

Net sales	100%	100%
Cost of goods sold	40%	42%
Gross profit	60%	58%
Advertising expense	4%	5%
Selling, general and administrative expense	16%	16%
Research and development expense	20%	19%
Total operating expense	40%	40%
Operating income	20%	18%
Other income (expense)	2%	(4%)
Income before income taxes	22%	14%
Income tax provision (benefit)	3%	(23%)
Net income	18%	37%

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

Comparison of 13-weeks ended March 31, 2018 and April 1, 2017

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$144,258	20%	$115,875	18%	$28,383	24%
Fitness	166,035	23%	137,831	22%	28,204	20%
Marine	113,554	16%	104,445	16%	9,109	9%
Auto	141,312	20%	160,488	25%	(19,176)	-12%
Aviation	145,713	21%	122,871	19%	22,842	19%
Total	$710,872	100%	$641,510	100%	$69,362	11%

Net sales increased 11% for the 13-week period ended March 31, 2018 when compared to the year-ago quarter. The outdoor, aviation, marine, and fitness segments collectively increased by 18%, contributing 80% of total revenue. Fitness was the largest portion of our revenue mix at 23% in the first quarter of 2018 compared to 22% in the first quarter of 2017. Auto revenue represented the largest portion of our revenue mix in the first quarter of 2017 at 25% and declined to 20% in the first quarter of 2018.

Total unit sales decreased to 2,956 in the first quarter of 2018 from 3,099 in the same period of 2017.

Auto segment revenue decreased 12% from the year-ago quarter, primarily due to the ongoing PND market contraction. The current quarter marine increase of 9% was primarily driven by sales of the newly acquired Navionics business. Fitness segment revenues increased 20% from the year-ago quarter, primarily driven by advanced wearables and newly introduced products. Revenues in the outdoor segment increased 24% from the year-ago quarter primarily driven by significant growth in the wearable category. Aviation revenues increased 19% when compared to the year-ago quarter, driven by strong sales across most product lines.

Cost of Goods Sold

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$50,973	35%	$42,406	37%	$8,567	20%
Fitness	69,434	42%	60,090	44%	9,344	16%
Marine	46,871	41%	44,698	43%	2,173	5%
Auto	80,300	57%	89,872	56%	(9,572)	-11%
Aviation	36,759	25%	31,638	26%	5,121	16%
Total	$284,337	40%	$268,704	42%	$15,633	6%

Cost of goods sold increased 6% in absolute dollars compared to the prior year quarter. The increase in revenues outpaced the increase in cost of goods sold, which resulted in a 190 basis point decrease in cost of goods sold as a percent of revenues compared to the year-ago quarter.

In the auto segment, the decline in cost of goods sold was largely consistent with the segment revenue declines. In the marine segment, the decrease in cost of goods sold as a percent of revenue primarily resulted from the impact of Navionics sales on product mix. In the outdoor and fitness segments, the decreases in cost of goods sold as a percent of revenue resulted from a shift in product mix toward higher margin products.  The aviation segment increase in cost of goods was largely consistent with the increase in sales.

Gross Profit

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$93,285	65%	$73,469	63%	$19,816	27%
Fitness	96,601	58%	77,741	56%	18,860	24%
Marine	66,683	59%	59,747	57%	6,936	12%
Auto	61,012	43%	70,616	44%	(9,604)	-14%
Aviation	108,954	75%	91,233	74%	17,721	19%
Total	$426,535	60%	$372,806	58%	$53,729	14%

Gross profit dollars in the first quarter of 2018 increased 14% while gross margin increased 190 basis points compared to the first quarter of 2017. Gross margin remained relatively flat across the auto and aviation segments, while gross margin in the outdoor, fitness, and marine segments increased primarily due to product mix within those segments, as discussed above.

Advertising Expense

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$5,800	4%	$5,002	4%	$798	16%
Fitness	9,685	6%	13,926	10%	(4,241)	-30%
Marine	5,285	5%	5,622	5%	(337)	-6%
Auto	3,230	2%	5,478	3%	(2,248)	-41%
Aviation	1,311	1%	1,497	1%	(186)	-12%
Total	$25,311	4%	$31,525	5%	$(6,214)	-20%

Advertising expense decreased 20% in absolute dollars compared to the year-ago quarter. The overall decrease in absolute dollars was driven primarily by decreased cooperative advertising associated with customer mix and fitness media, partially offset by an increase in outdoor media.

Selling, General and Administrative Expense

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$26,056	18%	$20,669	18%	$5,387	26%
Fitness	31,295	19%	26,550	19%	4,745	18%
Marine	28,453	25%	21,538	21%	6,915	32%
Auto	22,059	16%	26,604	17%	(4,545)	-17%
Aviation	9,202	6%	6,690	5%	2,512	38%
Total	$117,065	16%	$102,051	16%	$15,014	15%

Selling, general and administrative expense increased 15% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The absolute dollar increase was primarily attributable to personnel costs and expenses from prior year acquisitions in the first quarter of 2018. All segments, except for marine, were relatively flat as a percent of revenues. The marine segment increase as a percent of revenues was primarily due to expenses resulting from prior year acquisitions in the first quarter of 2018.

Research and Development Expense

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$17,607	12%	$13,347	12%	$4,260	32%
Fitness	22,247	13%	18,793	14%	3,454	18%
Marine	19,814	17%	14,442	14%	5,372	37%
Auto	32,255	23%	31,182	19%	1,073	3%
Aviation	50,034	34%	44,438	36%	5,596	13%
Total	$141,957	20%	$122,202	19%	$19,755	16%

Research and development expense increased 16% primarily due to engineering personnel costs related to our wearable product offerings, aviation, and expenses resulting from prior year acquisitions within the marine segment. In absolute dollars, research and development costs increased $19.8 million when compared with the year-ago quarter and increased 90 basis points as a percent of revenue. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-weeks ended March 31, 2018		13-weeks ended April 1, 2017		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$43,822	30%	$34,451	30%	$9,371	27%
Fitness	33,374	20%	18,472	13%	14,902	81%
Marine	13,131	12%	18,145	17%	(5,014)	-28%
Auto	3,468	2%	7,352	5%	(3,884)	-53%
Aviation	48,407	33%	38,608	31%	9,799	25%
Total	$142,202	20%	$117,028	18%	$25,174	22%

Operating income increased 22% in absolute dollars and increased 180 basis points as a percent of revenue when compared to the first quarter of 2017. The growth in operating income on an absolute dollar and percent of revenue basis resulted from revenue growth and an increase in gross margin percent, while operating expenses as a percent of revenue remained relatively flat, as discussed above

Other Income (Expense)

	13-weeks ended	13-weeks ended
	March 31, 2018	April 1, 2017
Interest income	$10,227	$8,444
Foreign currency gains (losses)	816	(37,497)
Other	735	400
Total	$11,778	$(28,653)

The average return on cash and investments, including interest and capital gains/losses, during the first quarter of 2018 was 1.7% compared to 1.4% during the same quarter of 2017.  Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $0.8 million currency gain recognized in the first quarter of 2018 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, Euro, and British Pound Sterling within the 13-weeks ended March 31, 2018. During this period, the U.S. Dollar weakened 2.7% against the Euro and 3.7% against the British Pound Sterling, resulting in gains of $8.8 million and $2.0 million, respectively, while the U.S. Dollar weakened 2.0% against the Taiwan Dollar, resulting in a loss of $12.7 million. The remaining net currency gain of $2.7 million was related to other currencies and timing of transactions.

The $37.5 million currency loss recognized in the first quarter of 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, Euro, and British Pound Sterling within the 13-weeks ended April 1, 2017. During this period, the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $42.9 million, while the U.S. Dollar weakened 1.3% against the Euro and 1.7% against the British Pound Sterling, resulting in gains of $2.7 million and $0.8 million, respectively. The remaining net currency gain of $1.9 million was related to other currencies and timing of transactions.

Income Tax Provision

The Company recorded an income tax expense of $24.6 million in the 13-week period ended March 31, 2018, compared to income tax benefit of $150.0 million in the 13-week period ended April 1, 2017, which included a $168.8 million income tax benefit due to the revaluation of certain Switzerland deferred tax assets. The effective tax rate was 16.0% in the first quarter of 2018, compared to (169.8%) in the first quarter of 2017. Excluding the effect of the $168.8 million revaluation of deferred tax assets in the first quarter of 2017, the first quarter of 2018 effective tax rate decreased by 520 basis points primarily due to the reduction of the U.S. corporate tax rate, as a result of U.S. tax reform passed in December 2017, and the net release of uncertain tax position reserves.

Net Income

As a result of the above, net income for the 13-weeks ended March 31, 2018 was $129.4 million compared to $238.4 million for the 13-week period ended April 1, 2017, a decrease of $109 million.

Liquidity and Capital Resources

As of March 31, 2018, we had $2,375.9 million of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used to fund our capital expenditures, support our working capital requirements, pay dividends, fund strategic acquisitions, and fund share repurchases. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during first quarter 2018 and 2017 were approximately 1.7% and 1.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	13-Weeks Ended
	March 31,	April 1,
(In thousands)	2018	2017
Net cash provided by operating activities	$214,190	$120,395

The $93.8 million increase in cash provided by operating activities in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the increase in cash provided by working capital of $57.4 million (which included an increase of $52.8 million in net receipts of accounts receivable and a decrease of $11.7 million in cash paid for inventory) and income taxes payable of $10.1 million. Additionally, the year over year decrease in net income of $109.0 million was offset by other non-cash adjustments to net income of $135.3 million, including an income tax benefit of $168.8 million recognized in the first quarter of 2017 related to the revaluation of certain Switzerland deferred tax assets.

Investing Activities

	13-Weeks Ended
	March 31,	April 1,
(In thousands)	2018	2017
Net cash used in investing activities	$(112,624)	$(13,276)

The $99.3 million increase in cash used in investing activities in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to increased net purchases of marketable securities of $88.8M and cash payments for acquisitions of $9.4 million.

Financing Activities

	13-Weeks Ended
	March 31,	April 1,
(In thousands)	2018	2017
Net cash used in financing activities	$(100,782)	$(127,353)

The $26.6 million decrease in cash used in financing activities in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to decreased purchases of treasury stock under our share repurchase authorization of $27.9M.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 31, 2018, other than those discussed in Note 1, “Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes during the 13-week period ended March 31, 2018 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

PulseOn Oy v. Garmin (Europe) Ltd.

On February 21, 2018, PulseOn Oy filed an application with the Court of Appeal in England seeking leave to appeal the judgment of the Patent Court issued on January 18, 2018, holding that no accused Garmin products infringed either of the Registered Community Designs asserted by PulseOn Oy. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes during the 13-week period ended March 31, 2018 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. On December 31, 2017, the share repurchase authorization expired with no additional shares having been repurchased during the first quarter of 2018.

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

Dated: May 2, 2018

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