Form 10-Q
period 2018-06-30
GARMIN LTD
filed 2018-08-01
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐           NO ☑

Number of shares outstanding of the registrant’s common shares as of July 30, 2018

CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 30, 2018

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	June 30,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$946,656	$891,488
Marketable securities	173,318	161,687
Accounts receivable, net	533,076	590,882
Inventories	501,490	517,644
Deferred costs	31,924	30,525
Prepaid expenses and other current assets	137,118	153,912
Total current assets	2,323,582	2,346,138

Property and equipment, net	637,245	595,684

Restricted cash	211	271
Marketable securities	1,302,447	1,260,033
Deferred income taxes	188,101	195,981
Noncurrent deferred costs	30,663	33,029
Intangible assets, net	409,459	409,801
Other assets	97,012	107,352
Total assets	$4,988,720	$4,948,289

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$166,499	$169,640
Salaries and benefits payable	95,969	102,802
Accrued warranty costs	38,429	36,827
Accrued sales program costs	65,477	93,250
Deferred revenue	98,526	103,140
Accrued royalty costs	28,209	32,204
Accrued advertising expense	29,059	30,987
Other accrued expenses	66,776	93,652
Income taxes payable	40,016	33,638
Dividend payable	300,187	95,975
Total current liabilities	929,147	792,115

Deferred income taxes	74,092	76,612
Noncurrent income taxes	140,584	138,295
Noncurrent deferred revenue	84,156	87,060
Other liabilities	1,860	1,788

Stockholders' equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 188,797 shares outstanding at June 30, 2018; and 188,189 shares outstanding at December 30, 2017;	17,979	17,979
Additional paid-in capital	1,828,515	1,828,386
Treasury stock	(433,959)	(468,818)
Retained earnings	2,336,614	2,418,444
Accumulated other comprehensive income	9,732	56,428
Total stockholders' equity	3,758,881	3,852,419
Total liabilities and stockholders' equity	$4,988,720	$4,948,289

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net sales	$894,452	$831,486	$1,605,325	$1,472,996

Cost of goods sold	371,182	347,356	655,520	616,060

Gross profit	523,270	484,130	949,805	856,936

Advertising expense	43,549	42,009	68,861	73,533
Selling, general and administrative expense	120,500	105,251	237,564	207,303
Research and development expense	141,713	127,248	283,670	249,450
Total operating expense	305,762	274,508	590,095	530,286

Operating income	217,508	209,622	359,710	326,650

Other income (expense):
Interest income	10,995	9,281	21,222	17,724
Foreign currency gains (losses)	2,647	15,110	3,463	(22,387)
Other income	4,918	314	5,653	715
Total other income (expense)	18,560	24,705	30,338	(3,948)

Income before income taxes	236,068	234,327	390,048	322,702

Income tax provision (benefit)	45,726	57,348	70,333	(92,680)

Net income	$190,342	$176,979	$319,715	$415,382

Net income per share:
Basic	$1.01	$0.94	$1.70	$2.21
Diluted	$1.00	$0.94	$1.69	$2.20

Weighted average common shares outstanding:
Basic	188,542	187,757	188,432	187,974
Diluted	189,461	188,492	189,377	188,691

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income	$190,342	$176,979	$319,715	$415,382
Foreign currency translation adjustment	(49,868)	3,289	(26,368)	65,903
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(4,842)	4,501	(19,876)	11,402
Comprehensive income	$135,632	$184,769	$273,471	$492,687

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 30,	July 1,
	2018	2017
Operating activities:
Net income	$319,715	$415,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,800	29,558
Amortization	16,420	13,273
Gain on sale or disposal of property and equipment	(1,042)	(56)
Provision for doubtful accounts	616	351
Provision for obsolete and slow moving inventories	11,725	11,072
Unrealized foreign currency loss	2,401	26,325
Deferred income taxes	11,000	(159,384)
Stock compensation expense	27,747	20,385
Realized losses on marketable securities	231	584
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	48,099	23,785
Inventories	(4,666)	(34,621)
Other current and non-current assets	(4,841)	(6,328)
Accounts payable	1,618	(20,942)
Other current and non-current liabilities	(49,237)	(48,162)
Deferred revenue	(7,483)	(15,637)
Deferred costs	962	2,890
Income taxes payable	32,998	5,352
Net cash provided by operating activities	438,063	263,827

Investing activities:
Purchases of property and equipment	(93,072)	(39,812)
Proceeds from sale of property and equipment	1,282	121
Purchase of intangible assets	(2,452)	(6,336)
Purchase of marketable securities	(209,387)	(243,880)
Redemption of marketable securities	127,152	278,719
Acquisitions, net of cash acquired	(9,417)	(7,500)
Net cash used in investing activities	(185,894)	(18,688)

Financing activities:
Dividends	(196,086)	(191,691)
Proceeds from issuance of treasury stock related to equity awards	14,142	10,316
Purchase of treasury stock related to equity awards	(6,900)	(3,582)
Purchase of treasury stock under share repurchase plan	-	(63,957)
Net cash used in financing activities	(188,844)	(248,914)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,217)	16,456

Net increase in cash, cash equivalents, and restricted cash	55,108	12,681
Cash, cash equivalents, and restricted cash at beginning of period	891,759	846,996
Cash, cash equivalents, and restricted cash at end of period	$946,867	$859,677

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2018

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 29, 2018.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 30, 2018 and July 1, 2017 both contain operating results for 13 weeks.

As previously announced and discussed below within the “Recently Adopted Accounting Standards” section of this footnote, effective beginning in the 2018 fiscal year, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. All amounts and disclosures set forth in this Form 10-Q reflect these changes. Further, as a result of the adoption of certain other accounting standards described below, effective beginning in the 2018 fiscal year, certain amounts in prior periods have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB issued several updates amending or relating to ASU 2014-09 (collectively, the “new revenue standard”). The Company has adopted the new revenue standard effective beginning in the 2018 fiscal year using the full retrospective method, which requires the Company to restate each prior reporting period presented in future financial statement issuances. The impacts of the new revenue standard relate to our accounting for certain arrangements within the auto segment.

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

	13-Weeks Ended July 1, 2017			26-Weeks Ended July 1, 2017

	As reported	Restated(1)	Impact	As reported	Restated(1)	Impact
Net sales	$816,885	$831,486	$14,601	$1,455,431	$1,472,996	$17,565
Gross profit	477,858	484,130	6,272	849,981	856,936	6,955
Operating income	203,350	209,622	6,272	319,695	326,650	6,955
Income tax (benefit)	57,105	57,348	243	(93,015)	(92,680)	335
Net income	$170,950	$176,979	$6,029	$408,762	$415,382	$6,620
Diluted net income per share	$0.91	$0.94	$0.03	$2.17	$2.20	$0.03

(1)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in our press release attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

	December 30, 2017			December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact

Current assets:
Deferred costs	$48,312	$30,525	$(17,787)	$47,395	$34,665	$(12,730)
Total current assets	2,363,925	2,346,138	(17,787)	2,263,016	2,250,286	(12,730)
Deferred income taxes	199,343	195,981	(3,362)	110,293	107,655	(2,638)
Noncurrent deferred costs	73,851	33,029	(40,822)	56,151	30,934	(25,217)
Total assets	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)
Current liabilities:
Deferred revenue	139,681	103,140	(36,541)	146,564	118,496	(28,068)
Total current liabilities	828,656	792,115	(36,541)	782,735	754,667	(28,068)
Deferred income taxes	75,215	76,612	1,397	61,220	62,617	1,397
Non-current deferred revenue	163,840	87,060	(76,780)	140,407	91,238	(49,169)
Retained earnings	2,368,874	2,418,444	49,570	2,056,702	2,092,221	35,519
Accumulated other comprehensive income	56,045	56,428	383	(36,761)	(37,024)	(263)
Total stockholders' equity	3,802,466	3,852,419	49,953	3,418,003	3,453,259	35,256
Total liabilities and stockholders' equity	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)

	52-Weeks Ended December 30, 2017			53-Weeks Ended December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact
Net sales	$3,087,004	$3,121,560	$34,556	$3,018,665	$3,045,797	$27,132
Gross profit	1,783,164	1,797,941	14,777	1,679,570	1,688,525	8,955
Operating income	668,860	683,637	14,777	623,909	632,864	8,955
Income tax (benefit) provision	(12,661)	(11,936)	725	118,856	120,901	2,045
Net income	$694,955	$709,007	$14,052	$510,814	$517,724	$6,910
Diluted net income per share	$3.68	$3.76	$0.08	$2.70	$2.73	$0.03

(2)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements of our fiscal 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company has adopted the new standard effective beginning in the 2018 fiscal year. The adoption did not have a material impact on the Company’s financial position or results of operations.

Statement of Cash Flows

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling changes in the total amounts within the statement of cash flows. The Company has adopted the new standards effective beginning in the 2018 fiscal year. The adoption of ASU 2016-15 did not have a material impact to the Company’s statements of cash flows. The amendments of ASU 2016-18 were applied using a retrospective transition method, resulting in immaterial changes to the presentation of the Company’s statements of cash flows.

The total of cash and cash equivalents and restricted cash balances presented on the condensed consolidated balance sheet reconciles to the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Income Taxes

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company has adopted the new standard effective beginning in the 2018 fiscal year, which resulted in a reclassification of $1,700 of certain prepaid tax balances in a cumulative effect to retained earnings as of the date of adoption.

Income Statement – Reporting Comprehensive Income

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act to be reclassified to retained earnings. The Company has elected to early adopt the new standard effective beginning in the 2018 fiscal year, resulting in reclassification of approximately $452 from accumulated other comprehensive income into retained earnings. The tax effects that were reclassified only relate to amounts resulting from the U.S. Tax Cuts and Jobs Act.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Other than the policies discussed below, there were no material changes to the Company’s significant accounting policies during the 26-week period ended June 30, 2018.

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

2.	Inventories

The components of inventories consist of the following:

	June 30,	December 30,
	2018	2017

Raw materials	$190,524	$179,659
Work-in-process	85,811	75,754
Finished goods	225,155	262,231
Inventories	$501,490	$517,644

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 30,	July 1,
	2018	2017
Numerator:
Numerator for basic and diluted net income per share - net income	$190,342	$176,979

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,542	187,757

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	919	735

Denominator for diluted net income per share – adjusted weighted-average common shares	189,461	188,492

Basic net income per share	$1.01	$0.94

Diluted net income per share	$1.00	$0.94

	26-Weeks Ended
	June 30,	July 1,
	2018	2017
Numerator:
Numerator for basic and diluted net income per share - net income	$319,715	$415,382

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,432	187,974

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	945	717

Denominator for diluted net income per share – adjusted weighted-average common shares	189,377	188,691

Basic net income per share	$1.70	$2.21

Diluted net income per share	$1.69	$2.20

There were no anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week period ended June 30, 2018 and 1,057 anti-dilutive equity awards outstanding during the 13-week period ended July 1, 2017.

There were no anti-dilutive equity awards outstanding during the 26-week period ended June 30, 2018 and 1,825 anti-dilutive equity awards outstanding during the 26-week period ended July 1, 2017.

There were 46 and 9 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended June 30, 2018 and July 1, 2017, respectively.

There were 378 and 159 net shares issued as a result of exercises and releases of equity awards for the 26-week periods ended June 30, 2018 and July 1, 2017, respectively.

There were 230 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 30, 2018.

There were 248 ESPP shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended July 1, 2017.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended June 30, 2018

Net sales	$201,640	$225,095	$134,583	$180,128	$153,006	$894,452
Gross profit	128,872	126,431	78,785	75,452	113,730	523,270
Operating income	71,916	52,548	27,768	12,612	52,664	217,508

13-Weeks Ended July 1, 2017

Net sales	$194,776	$181,022	$108,545	$223,083	$124,060	$831,486
Gross profit	127,813	102,139	62,368	99,309	92,501	484,130
Operating income	74,284	37,487	24,295	34,198	39,358	209,622

26-Weeks Ended June 30, 2018

Net sales	$345,899	$391,130	$248,138	$321,439	$298,719	$1,605,325
Gross profit	222,158	223,032	145,468	136,463	222,684	949,805
Operating income	115,739	85,922	40,899	16,079	101,071	359,710

26-Weeks Ended July 1, 2017

Net sales	$310,652	$318,852	$212,990	$383,571	$246,931	$1,472,996
Gross profit	201,282	179,879	122,116	169,925	183,734	856,936
Operating income	108,735	55,959	42,440	41,550	77,966	326,650

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales to external customers by geographic region were as follows for the 13-week and 26-week periods ended June 30, 2018 and July 1, 2017. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		26-Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Americas	$437,116	$401,409	$783,091	$726,038
EMEA	309,116	314,649	555,029	539,984
APAC	148,220	115,428	267,205	206,974
Net sales to external customers	$894,452	$831,486	$1,605,325	$1,472,996

Net property and equipment by geographic region as of June 30, 2018 and July 1, 2017 are presented below.

	Americas	APAC	EMEA	Total
June 30, 2018
Property and equipment, net	$395,638	$202,455	$39,152	$637,245

July 1, 2017
Property and equipment, net	$326,125	$153,277	$37,888	$517,290

5.	Warranty Reserves

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

	13-Weeks Ended
	June 30,	July 1,
	2018	2017

Balance - beginning of period	$35,422	$34,427
Accrual for products sold during the period	17,113	15,747
Expenditures	(14,106)	(13,162)
Balance - end of period	$38,429	$37,012

	26-Weeks Ended
	June 30,	July 1,
	2018	2017

Balance - beginning of period	$36,827	$37,233
Accrual for products sold during the period	27,125	23,947
Expenditures	(25,523)	(24,168)
Balance - end of period	$38,429	$37,012

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of June 30, 2018 was approximately $343,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 30, 2018. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $45,726 in the 13-week period ended June 30, 2018, compared to income tax expense of $57,348 in the 13-week period ended July 1, 2017, which included tax expense of $7,275 associated with the expiration of share-based awards. The effective tax rate was 19.4% in the second quarter of 2018, compared to 24.5% in the second quarter of 2017. Excluding the effect of the $7,275 tax expense associated with the expiration of share-based awards in second quarter of 2017, the second quarter of 2018 effective tax rate decreased 200 basis points compared to the effective tax rate in the prior year quarter primarily due to the reduction of the U.S. corporate tax rate.

The Company recorded income tax expense of $70,333 in the first half of 2018, compared to an income tax benefit of $92,680 in the first half of 2017, which included tax expense of $7,275 associated with the expiration of share-based awards and an income tax benefit of $168,755 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives. The effective tax rate was 18.0% in the first half of 2018, compared to (28.7%) in the first half of 2017. Excluding the income tax benefit of $168,755 primarily related to the revaluation of Switzerland deferred tax assets, and the $7,275 tax expense due to the expiration of share-based awards, the effective tax rate for the first half of 2018 decreased 330 basis points compared to the effective tax rate in the first half of 2017 primarily due to the reduction of the U.S. corporate tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. Due to the complexities of the new tax legislations, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The Company recorded a provisional re-measurement of its deferred tax assets and liabilities in the fourth quarter of 2017. Income tax expense recorded in the second quarter of 2018 includes the impact of the new tax legislation as currently interpreted by the Company. The Company will continue to assess the impact of the new tax legislation, as well as any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary. The Company does not expect such potential adjustments in future periods will materially impact the Company’s financial condition or result of operations.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$26,521	$-	$26,521	$-
Agency securities	41,194	-	41,194	-
Mortgage-backed securities	149,401	-	149,401	-
Corporate securities	915,688	-	915,688	-
Municipal securities	187,932	-	187,932	-
Other	155,029	-	155,029	-
Total	$1,475,765	$-	$1,475,765	$-

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,337	$-	$19,337	$-
Agency securities	43,361	-	43,361	-
Mortgage-backed securities	174,615	-	174,615	-
Corporate securities	816,793	-	816,793	-
Municipal securities	186,105	-	186,105	-
Other	181,509	-	181,509	-
Total	$1,421,720	$-	$1,421,720	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 30, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$26,944	$-	$(423)	$26,521
Agency securities	42,400	-	(1,206)	41,194
Mortgage-backed securities	157,421	3	(8,023)	149,401
Corporate securities	947,474	55	(31,841)	915,688
Municipal securities	190,976	20	(3,064)	187,932
Other	158,041	-	(3,012)	155,029
Total	$1,523,256	$78	$(47,569)	$1,475,765

	Available-For-Sale Securities as of December 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,591	$-	$(254)	$19,337
Agency securities	44,191	1	(831)	43,361
Mortgage-backed securities	180,470	13	(5,868)	174,615
Corporate securities	830,447	136	(13,790)	816,793
Municipal securities	187,999	110	(2,004)	186,105
Other	183,730	2	(2,223)	181,509
Total	$1,446,428	$262	$(24,970)	$1,421,720

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in "Other Income" and the noncredit component in "Other comprehensive income (loss)" for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During fiscal 2017 and the 26-week period ended June 30, 2018, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position as of June 30, 2018 were $1,470,296 and $1,422,727, respectively. Approximately 83% of securities in our portfolio were at an unrealized loss position as of June 30, 2018. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 30, 2018 and December 30, 2017.

	As of June 30, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(242)	$17,223	$(181)	$6,301
Agency securities	(265)	15,500	(941)	25,695
Mortgage-backed securities	(414)	10,473	(7,609)	138,374
Corporate securities	(13,208)	555,067	(18,633)	343,384
Municipal securities	(1,774)	140,340	(1,290)	40,516
Other	(2,679)	110,889	(333)	18,965
Total	$(18,582)	$849,492	$(28,987)	$573,235

	As of December 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(111)	$12,966	$(143)	$6,371
Agency securities	(168)	16,097	(663)	25,972
Mortgage-backed securities	(503)	19,628	(5,365)	153,835
Corporate securities	(4,562)	439,174	(9,228)	347,052
Municipal securities	(1,027)	125,819	(977)	38,167
Other	(2,219)	136,147	(4)	2,579
Total	$(8,590)	$749,831	$(16,380)	$573,976

The amortized cost and fair value of marketable securities at June 30, 2018, by maturity, are shown below.

	Amortized Cost	Fair Value

Due in one year or less	$174,038	$173,318
Due after one year through five years	1,218,992	1,181,277
Due after five years through ten years	130,226	121,170
	$1,523,256	$1,475,765

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 30, 2018:

	13-Weeks Ended June 30, 2018
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for- sale securities	Total
Beginning Balance	$102,792	$(38,350)	$64,442
Other comprehensive income before reclassification, net of income tax benefit of $492	(49,868)	(4,874)	(54,742)
Amounts reclassified from accumulated other comprehensive income	-	32	32
Net current-period other comprehensive income	(49,868)	(4,842)	(54,710)
Reclassification of tax effects due to adoption of ASU 2018-02	-	-	-
Ending Balance	$52,924	$(43,192)	$9,732

	26-Weeks Ended June 30, 2018
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for- sale securities	Total
Beginning Balance	$79,292	$(22,864)	$56,428
Other comprehensive income before reclassification, net of income tax benefit of $2,907	(26,368)	(20,137)	(46,505)
Amounts reclassified from accumulated other comprehensive income	-	261	261
Net current-period other comprehensive income	(26,368)	(19,876)	(46,244)
Reclassification of tax effects due to adoption of ASU 2018-02	-	(452)	(452)
Ending Balance	$52,924	$(43,192)	$9,732

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 30, 2018:

13-Weeks Ended June 30, 2018
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(37)	Other income (expense)
	5	Income tax benefit (provision)
	$(32)	Net of tax

26-Weeks Ended June 30, 2018
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(231)	Other income (expense)
	(30)	Income tax benefit (provision)
	$(261)	Net of tax

10.	Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by major product category, geographic region, and pattern of recognition.

The Company has identified six major product categories – aviation, marine, outdoor, fitness, auto PND, and auto OEM. Note 4 – Segment Information contains disaggregated revenue information of the aviation, marine, outdoor and fitness major product categories. The auto OEM and auto PND major product categories comprised 30% and 70%, respectively, of the auto segment revenue presented in Note 4 for the 13-weeks ended June 30, 2018 and July 1, 2017. Auto OEM comprised 33% and 31% of auto segment revenue for the 26-weeks ended June 30, 2018 and July 1, 2017, respectively, while auto PND comprised 67% and 69% of auto segment revenue during the same respective periods. Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is also presented in Note 4.

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

	13-Weeks Ended		26-Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Point in time	$854,260	$789,867	$1,525,524	$1,389,612
Over time	40,192	41,619	79,801	83,384
Net sales	$894,452	$831,486	$1,605,325	$1,472,996

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 26-weeks ended June 30, 2018 are presented below:

	26-Weeks Ended
	June 30,
	2018
	Deferred Revenue(1)	Deferred Costs(2)

Balance, beginning of period	$190,200	$63,554
Deferrals in period	72,283	18,170
Recognition of deferrals in period	(79,801)	(19,137)
Balance, end of period	$182,682	$62,587

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $79,801 of deferred revenue recognized in the 26-weeks ended June 30, 2018, $59,759 was deferred as of the beginning of the period.

Approximately two-thirds of the $182,682 of deferred revenue at the end of the period, June 30, 2018, is recognized ratably over a period of three years or less.

11.	Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB subsequently issued Accounting Standards Update No. 2018-10, which includes clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required. The new lease standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted.

The Company plans to adopt Topic 842 effective at the beginning of the 2019 fiscal year using the modified retrospective approach. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to carry forward historical lease classification. The Company is also in the process of implementing changes to accounting policies, processes, systems, and internal controls. The new standard will result in increases to the assets and liabilities on the Company’s consolidated balance sheets. The Company is currently evaluating the full impact of adopting the new standard.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	June 30, 2018	July 1, 2017

Net sales	100%	100%
Cost of goods sold	41%	42%
Gross profit	59%	58%
Advertising expense	5%	5%
Selling, general and administrative expense	13%	13%
Research and development expense	16%	15%
Total operating expense	34%	33%
Operating income	24%	25%
Other income (expense)	2%	3%
Income before income taxes	26%	28%
Income tax provision (benefit)	5%	7%
Net income	21%	21%

	26-Weeks Ended
	June 30, 2018	July 1, 2017

Net sales	100%	100%
Cost of goods sold	41%	42%
Gross profit	59%	58%
Advertising expense	4%	5%
Selling, general and administrative expense	15%	14%
Research and development expense	18%	17%
Total operating expense	37%	36%
Operating income	22%	22%
Other income (expense)	2%	(0)%
Income before income taxes	24%	22%
Income tax provision (benefit)	4%	(6)%
Net income	20%	28%

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

Comparison of 13-weeks ended June 30, 2018 and July 1, 2017

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$201,640	23%	$194,776	23%	$6,864	4%
Fitness	225,095	25%	181,022	22%	44,073	24%
Marine	134,583	15%	108,545	13%	26,038	24%
Auto	180,128	20%	223,083	27%	(42,955)	-19%
Aviation	153,006	17%	124,060	15%	28,946	23%
Total	$894,452	100%	$831,486	100%	$62,966	8%

Net sales increased 8% for the 13-week period ended June 30, 2018 when compared to the year-ago quarter. The outdoor, aviation, marine, and fitness segments collectively increased by 17%, contributing 80% of total revenue. Fitness was the largest portion of our revenue mix at 25% in the second quarter of 2018 compared to 22% in the second quarter of 2017. Auto revenue represented the largest portion of our revenue mix in the second quarter of 2017 at 27% and declined to 20% in the second quarter of 2018.

Total unit sales in the second quarter of 2018 decreased to 3,783 when compared to total unit sales of 3,904 in the second quarter of 2017.

Auto segment revenue decreased 19% from the year-ago quarter, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation segment revenues increased 4%, 24%, 24%, and 23%, respectively, when compared to the year-ago quarter. The current quarter marine segment increase was primarily driven by sales of the newly acquired Navionics business, in addition to sales growth across most product lines. The fitness segment revenues increase was primarily driven by strong sales in advanced wearables and cycling products. Outdoor and aviation segment revenue increases were driven by increased sales across most product lines within each segment.

Cost of Goods Sold

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$72,768	36%	$66,963	34%	$5,805	9%
Fitness	98,664	44%	78,883	44%	19,781	25%
Marine	55,798	41%	46,177	43%	9,621	21%
Auto	104,676	58%	123,774	55%	(19,098)	-15%
Aviation	39,276	26%	31,559	25%	7,717	24%
Total	$371,182	41%	$347,356	42%	$23,826	7%

Cost of goods sold increased 7% in absolute dollars compared to the prior year quarter. The increase in revenues outpaced the increase in cost of goods sold, which resulted in a 30 basis point decrease in cost of goods sold as a percent of revenues compared to the year-ago quarter.

In the auto segment, cost of goods sold continued to decline with revenue declines and the slight increase of cost of goods sold as a percent of revenue was primarily due to the write-down of certain product inventories in the second quarter of 2018. In the marine segment, the decrease in cost of goods sold as a percent of revenue primarily resulted from the favorable impact of higher margin Navionics sales on product mix. The outdoor segment increase in cost of goods sold as a percent of revenue primarily resulted from increased promotional activity during the second quarter of 2018.  The fitness and aviation segments increase in cost of goods was largely consistent with the increase in sales.

Gross Profit

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$128,872	64%	$127,813	66%	$1,059	1%
Fitness	126,431	56%	102,139	56%	24,292	24%
Marine	78,785	59%	62,368	57%	16,417	26%
Auto	75,452	42%	99,309	45%	(23,857)	-24%
Aviation	113,730	74%	92,501	75%	21,229	23%
Total	$523,270	59%	$484,130	58%	$39,140	8%

Gross profit dollars in the second quarter of 2018 increased 8% while gross margin increased 30 basis points compared to the year-ago quarter. Gross margin in the outdoor and auto segments decreased compared to the year-ago quarter, as discussed above. Gross margin in the marine segment increased compared to the year-ago quarter, as discussed above. Gross margin remained relatively flat across the aviation and fitness segments.

Advertising Expense

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$10,700	5%	$13,577	7%	$(2,877)	-21%
Fitness	18,534	8%	17,220	10%	1,314	8%
Marine	5,142	4%	4,380	4%	762	17%
Auto	6,691	4%	5,418	2%	1,273	23%
Aviation	2,482	2%	1,414	1%	1,068	76%
Total	$43,549	5%	$42,009	5%	$1,540	4%

Advertising expense increased 4% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The total absolute dollar increase was driven primarily by increased cooperative advertising associated with higher sales. Auto advertising expense, in absolute dollars and as a percent of revenue, increased compared to the year-ago quarter primarily due to a refresh of point-of-sale displays. Outdoor advertising expense decreased in absolute dollars and as a percent of revenues due to reduced media advertising spend. Advertising expense, as a percent of revenues, decreased in the fitness segment due to greater leverage on fitness advertising spend.

Selling, General and Administrative Expense

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$28,591	14%	$25,938	13%	$2,653	10%
Fitness	32,797	15%	27,132	15%	5,665	21%
Marine	25,683	19%	18,579	17%	7,104	38%
Auto	24,987	14%	26,785	12%	(1,798)	-7%
Aviation	8,442	6%	6,817	5%	1,625	24%
Total	$120,500	13%	$105,251	13%	$15,249	14%

Selling, general and administrative expense increased 14% in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. The absolute dollar increase in the second quarter of 2018 was primarily attributable to personnel costs and expenses from recent acquisitions. The auto segment increase as a percent of revenues in the second quarter of 2018 was primarily attributable to accelerated amortization of an intangible asset related to a previous acquisition. The increase in absolute dollars and as a percent of revenues in the marine segment was primarily attributable to expenses associated with recent acquisitions.

Research and Development Expense

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$17,665	9%	$14,014	7%	$3,651	26%
Fitness	22,552	10%	20,300	11%	2,252	11%
Marine	20,192	15%	15,114	14%	5,078	34%
Auto	31,162	17%	32,908	15%	(1,746)	-5%
Aviation	50,142	33%	44,912	36%	5,230	12%
Total	$141,713	16%	$127,248	15%	$14,465	11%

Research and development expense increased $14.5 million in absolute dollars and was relatively flat as a percent of revenues compared to the year-ago quarter. This increase was primarily due to engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions within the marine segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-Weeks ended June 30, 2018		13-Weeks ended July 1, 2017		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$71,916	36%	$74,284	38%	$(2,368)	-3%
Fitness	52,548	23%	37,487	21%	15,061	40%
Marine	27,768	21%	24,295	22%	3,473	14%
Auto	12,612	7%	34,198	15%	(21,586)	-63%
Aviation	52,664	34%	39,358	32%	13,306	34%
Total	$217,508	24%	$209,622	25%	$7,886	4%

Operating income increased 4% in absolute dollars and decreased 90 basis points as a percent of revenue when compared to the year-ago quarter. The growth in operating income in absolute dollars is primarily attributable to revenue growth while the slight decrease in operating income as a percent of revenues is primarily attributable to the increased operating expenses, as discussed above.

Other Income (Expense)

	13-Weeks ended	13-Weeks ended
	June 30, 2018	July 1, 2017
Interest income	$10,995	$9,281
Foreign currency gains	2,647	15,110
Other	4,918	314
Total	$18,560	$24,705

The average return on cash and investments, including interest and capital gains/losses, during the second quarter of 2018 was 1.9% compared to 1.6% during the same quarter of 2017.  Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $2.6 million currency gain recognized in the second quarter of 2018 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro and British Pound Sterling within the 13-weeks ended June 30, 2018. During this period, the U.S. Dollar strengthened 4.7% against the Taiwan Dollar, resulting in a gain of $26.7 million, while the U.S. Dollar strengthened 5.2% against the Euro and 5.8% against the British Pound Sterling, resulting in losses of $14.0 million and $1.9 million, respectively. The remaining net currency loss of $8.2 million was related to other currencies and timing of transactions.

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

Income Tax Provision

The Company recorded income tax expense of $45.7 million in the 13-week period ended June 30, 2018, compared to income tax expense of $57.3 million in the 13-week period ended July 1, 2017, which included tax expense of $7.3 million associated with the expiration of share-based awards. The effective tax rate was 19.4% in the second quarter of 2018, compared to 24.5% in the second quarter of 2017. Excluding the effect of the $7.3 million tax expense associated with the expiration of share-based awards in second quarter of 2017, the second quarter of 2018 effective tax rate decreased 200 basis points compared to the effective tax rate in the prior year quarter primarily due to the reduction of the U.S. corporate tax rate.

Net Income

As a result of the above, net income for the 13-weeks ended June 30, 2018 was $190.3 million compared to $177.0 million for the 13-week period ended July 1, 2017, an increase of $13.3 million.

Comparison of 26-Weeks Ended June 30, 2018 and 26-Weeks Ended July 1, 2017

Net Sales

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017		Year over Year
	Net Sales	% of Revenues	Net Sales	% of Revenues	$ Change	% Change
Outdoor	$345,899	22%	$310,652	21%	$35,247	11%
Fitness	391,130	24%	318,852	22%	72,278	23%
Marine	248,138	15%	212,990	14%	35,148	17%
Auto	321,439	20%	383,571	26%	(62,132)	-16%
Aviation	298,719	19%	246,931	17%	51,788	21%
Total	$1,605,325	100%	$1,472,996	100%	$132,329	9%

Net sales increased 9% for the 26-week period ended June 30, 2018 when compared to the year-ago period. The outdoor, aviation, marine, and fitness segments collectively increased by 18%, contributing 80% of total revenue. Fitness was the largest portion of our revenue mix at 24% in the first half of 2018 compared to 22% in the first half of 2017. Auto revenue represented the largest portion of our revenue mix in the first half of 2017 at 26% and declined to 20% in the first half of 2018.

Total unit sales in the first half of 2018 decreased to 6,739 when compared to the total unit sales of 7,003 in the first half of 2017.

Auto segment revenue decreased 16% from the year-ago period, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation segment revenues increased 11%, 23%, 17%, and 21%, respectively, from the year-ago period. Marine segment revenue increases were primarily driven by sales from recent acquisitions. Fitness segment revenue increases were primarily driven by strong growth in advanced wearables and newly introduced products. Outdoor segment revenue increases were primarily driven by significant growth in the wearable category. Aviation revenue increases were driven by strong sales across most product lines.

Cost of Goods Sold

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017		Year over Year
	Cost of Goods	% of Revenues	Cost of Goods	% of Revenues	$ Change	% Change
Outdoor	$123,741	36%	$109,370	35%	$14,371	13%
Fitness	168,098	43%	138,973	44%	29,125	21%
Marine	102,670	41%	90,874	43%	11,796	13%
Auto	184,976	58%	213,646	56%	(28,670)	-13%
Aviation	76,035	25%	63,197	26%	12,838	20%
Total	$655,520	41%	$616,060	42%	$39,460	6%

Cost of goods sold increased 6% in absolute dollars for the 26-week period ended June 30, 2018 when compared to the year-ago period. The increase in revenues outpaced the increase in cost of goods sold, which resulted in a 100 basis point decrease in cost of goods sold as a percent of revenues compared to the year-ago period.

In the auto segment, cost of goods sold continued to decline with revenue declines and the slight increase of cost of goods sold as a percent of revenue was primarily due to the write-down of certain product inventories in the first half of 2018. In the marine segment, the decrease in cost of goods sold as a percent of revenue primarily resulted from the favorable impact of higher margin Navionics sales on product mix. In the fitness segment, the decrease in cost of goods sold as a percent of revenue resulted from a shift in product mix toward higher margin products. In the outdoor and aviation segments, cost of goods sold as a percent of revenue were relatively flat compared to the year-ago period.

Gross Profit

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017		Year over Year
	Gross Profit	% of Revenues	Gross Profit	% of Revenues	$ Change	% Change
Outdoor	$222,158	64%	$201,282	65%	$20,876	10%
Fitness	223,032	57%	179,879	56%	43,153	24%
Marine	145,468	59%	122,116	57%	23,352	19%
Auto	136,463	42%	169,925	44%	(33,462)	-20%
Aviation	222,684	75%	183,734	74%	38,950	21%
Total	$949,805	59%	$856,936	58%	$92,869	11%

Gross profit dollars in the 26-week period ended June 30, 2018 increased 11% while gross margin increased 100 basis points when compared to the year-ago period. Gross margin declined in the auto segment, as discussed above. Gross margin increased in the fitness and marine segments primarily due to product mix, as discussed above. Gross margin remained relatively flat within the outdoor and aviation segments.

Advertising Expense

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenues	Expense	% of Revenues	$ Change	% Change
Outdoor	$16,500	5%	$18,578	6%	$(2,078)	-11%
Fitness	28,219	7%	31,146	10%	(2,927)	-9%
Marine	10,428	4%	10,002	5%	426	4%
Auto	9,921	3%	10,896	3%	(975)	-9%
Aviation	3,793	1%	2,911	1%	882	30%
Total	$68,861	4%	$73,533	5%	$(4,672)	-6%

Advertising expense decreased 6% in absolute dollars when compared to the year-ago period. The overall decrease in absolute dollars was driven primarily by decreased media spend in the outdoor and fitness segments and decreased cooperative advertising expense associated with lower sales in the auto segment.

Selling, General and Administrative Expense

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenues	Admin. Expenses	% of Revenues	$ Change	% Change
Outdoor	$54,647	16%	$46,608	15%	$8,039	17%
Fitness	64,092	16%	53,680	17%	10,412	19%
Marine	54,136	22%	40,118	19%	14,018	35%
Auto	47,046	15%	53,389	14%	(6,343)	-12%
Aviation	17,643	6%	13,508	5%	4,135	31%
Total	$237,564	15%	$207,303	14%	$30,261	15%

Selling, general and administrative expense increased 15% in absolute dollars and increased 70 basis points as a percent of revenues when compared to the year-ago period. The absolute dollar increase was primarily attributable to personnel costs and expenses from recent acquisitions within the marine segment. All segments, except for marine, were relatively flat as a percent of revenues.

Research and Development Expense

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017
	Research &		Research &		Year over Year
	Development	% of Revenues	Development	% of Revenues	$ Change	% Change
Outdoor	$35,272	10%	$27,361	9%	$7,911	29%
Fitness	44,799	11%	39,094	12%	5,705	15%
Marine	40,005	16%	29,556	14%	10,449	35%
Auto	63,417	20%	64,090	17%	(673)	-1%
Aviation	100,177	34%	89,349	36%	10,828	12%
Total	$283,670	18%	$249,450	17%	$34,220	14%

In absolute dollars, research and development costs increased $34.2 million when compared with the year-ago period and increased 70 basis points as a percent of revenue. The absolute dollar increase in research and development expenses when compared with the year-ago period was primarily due to engineering personnel costs related to our wearable and aviation product offerings and expenses resulting from prior year acquisitions within the marine segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	26-Weeks ended June 30, 2018		26-Weeks ended July 1, 2017		Year over Year
	Operating Income	% of Revenues	Operating Income	% of Revenues	$ Change	% Change
Outdoor	$115,739	33%	$108,735	35%	$7,004	6%
Fitness	85,922	22%	55,959	18%	29,963	54%
Marine	40,899	16%	42,440	20%	(1,541)	-4%
Auto	16,079	5%	41,550	11%	(25,471)	-61%
Aviation	101,071	34%	77,966	32%	23,105	30%
Total	$359,710	22%	$326,650	22%	$33,060	10%

Operating income increased 10% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar basis was the result of strong revenue growth. Operating income was relatively flat as a percent of revenue primarily due to an increase in gross margin, offset by increased operating expenses as discussed above.

Other Income (Expense)

	13-Weeks ended	13-Weeks ended
	June 30, 2018	July 1, 2017
Interest income	$21,222	$17,724
Foreign currency gains (losses)	3,463	(22,387)
Other	5,653	715
Total	$30,338	$(3,948)

The average return on cash and investments, including interest and capital gains/losses, during the 26-week period ended June 30, 2018 was 1.8% compared to 1.5% during the same 26-week period ended July 1, 2017. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $3.5 million currency gain recognized in the first half of 2018 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro and British Pound Sterling within the 26-weeks ended June 30, 2018. During this period, the U.S. Dollar strengthened 2.7% against the Taiwan Dollar, resulting in a gain of $13.9 million, while the U.S. Dollar strengthened 2.6% against the Euro and 2.3% against the British Pound Sterling, resulting in losses of $5.1 million and $0.1 million, respectively. The remaining net currency loss of $5.2 million was related to other currencies and timing of transactions.

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

Income Tax Provision

The Company recorded income tax expense of $70.3 million in the first half of 2018, compared to an income tax benefit of $92.7 million in the first half of 2017, which included tax expense of $7,275 associated with the expiration of share-based awards and an income tax benefit of $168.8 million benefit primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives. The effective tax rate was 18.0% in the first half of 2018, compared to (28.7%) in the first half of 2017. Excluding the income tax benefit of $168.8 million primarily related to the revaluation of Switzerland deferred tax assets, and the $7.3 million tax expense due to the expiration of share-based awards, the effective tax rate for the first half of 2018 decreased 330 basis points compared to the effective tax rate in the first half of 2017 primarily due to the reduction of the U.S. corporate tax rate.

Net Income

As a result of the above, net income for the 26-week period ended June 30, 2018 was $319.7 million compared to $415.4 million for the 26-week period ended July 1, 2017, a decrease of $95.7 million.

Liquidity and Capital Resources

As of June 30, 2018, we had $2,422.4 million of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, fund strategic acquisitions, and fund share repurchases. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first half of 2018 and 2017 were approximately 1.8% and 1.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	26-Weeks Ended
	June 30,	July 1,
(In thousands)	2018	2017
Net cash provided by operating activities	$438,063	$263,827

The $174.2 million increase in cash provided by operating activities in the first half of 2018 compared to the first half of 2017 was primarily due to the increase in cash provided by working capital of $84.4 million (which included an increase of $24.6 million in net receipts of accounts receivable and a decrease of $30.6 million in cash paid for inventory) and income taxes payable of $27.6 million. Additionally, the year over year decrease in net income of $95.7 million was offset by other non-cash adjustments to net income of $157.9 million, including an income tax benefit of $168.8 million recognized in the first quarter of 2017 related to the revaluation of certain Switzerland deferred tax assets.

Investing Activities

	26-Weeks Ended
	June 30,	July 1,
(In thousands)	2018	2017
Net cash used in investing activities	$(185,894)	$(18,688)

The $167.2 million increase in cash used in investing activities in the first half of 2018 compared to the first half of 2017 was primarily due to increased net purchases of marketable securities of $117.1 million and higher cash expenditures for purchases of property and equipment of $53.3 million.

Financing Activities

	26-Weeks Ended
	June 30,	July 1,
(In thousands)	2018	2017
Net cash used in financing activities	$(188,844)	$(248,914)

The $60.1 million decrease in cash used in financing activities during the first half of 2018 compared to the first half of 2017 was primarily due to decreased purchases of treasury stock under our share repurchase authorization of $64.0 million.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 30, 2018, other than those discussed in Note 1, “Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes during the 13-week and 26-week periods ended June 30, 2018 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018.

PulseOn Oy v. Garmin (Europe) Ltd.

On February 21, 2018, PulseOn Oy filed an application with the Court of Appeal in England seeking leave to appeal the judgment of the Patent Court issued on January 18, 2018, holding that no accused Garmin products infringed either of the Registered Community Designs asserted by PulseOn Oy. The hearing before the Court of Appeal is scheduled to take place on January 30, 2019. Although there can be no assurance that an unfavorable outcome of this litigation would not have a material adverse effect on our operating results, liquidity or financial position, Garmin believes that the claims in this lawsuit are without merit and intends to vigorously defend this action.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as amended and supplemented by the risk factors set forth below. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following is an amended and restated version of a Risk Factor included in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017:

Changes to trade regulations, including trade restrictions, sanctions, or tariffs, could significantly harm our results of operations.

A significant portion of our global and U.S. sales are comprised of goods assembled and manufactured in our facilities in Taiwan and the People’s Republic of China, and components for a number of our goods are sourced from suppliers in the People’s Republic of China. The imposition of additional U.S. or foreign governmental controls, regulations that create new or enhanced restrictions on free trade, trade sanctions, or tariffs, particularly those applicable to goods imported from Taiwan or the People’s Republic of China, could have substantial adverse effects on our business, results of operations, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items (a) and (b) are not applicable.

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The share repurchase authorization expired on December 31, 2017 with no additional shares having been repurchased during the 26-weeks ended June 30, 2018.

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

Dated: August 1, 2018

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

