Form 10-Q
period 2018-09-29
GARMIN LTD
filed 2018-10-31
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 29, 2018

CHF 0.10 par value: 198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 29, 2018

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	September 29,	December 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,056,397	$891,488
Marketable securities	173,697	161,687
Accounts receivable, net	467,784	590,882
Inventories	556,640	517,644
Deferred costs	28,235	30,525
Prepaid expenses and other current assets	117,866	153,912
Total current assets	2,400,619	2,346,138

Property and equipment, net	650,805	595,684

Restricted cash	145	271
Marketable securities	1,301,111	1,260,033
Deferred income taxes	186,445	195,981
Noncurrent deferred costs	29,732	33,029
Intangible assets, net	424,776	409,801
Other assets	102,334	107,352
Total assets	$5,095,967	$4,948,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$197,069	$169,640
Salaries and benefits payable	101,190	102,802
Accrued warranty costs	35,960	36,827
Accrued sales program costs	59,708	93,250
Deferred revenue	97,604	103,140
Accrued royalty costs	27,213	32,204
Accrued advertising expense	24,213	30,987
Other accrued expenses	67,426	93,652
Income taxes payable	43,519	33,638
Dividend payable	200,124	95,975
Total current liabilities	854,026	792,115

Deferred income taxes	82,846	76,612
Noncurrent income taxes	126,893	138,295
Noncurrent deferred revenue	77,634	87,060
Other liabilities	1,860	1,788

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 188,809 shares outstanding at September 29, 2018; and 188,189 shares outstanding at December 30, 2017;	17,979	17,979
Additional paid-in capital	1,842,551	1,828,386
Treasury stock	(433,274)	(468,818)
Retained earnings	2,520,828	2,418,444
Accumulated other comprehensive income	4,624	56,428
Total stockholders’ equity	3,952,708	3,852,419
Total liabilities and stockholders’ equity	$5,095,967	$4,948,289

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	$810,011	$751,244	$2,415,336	$2,224,241

Cost of goods sold	329,264	313,721	984,783	929,782

Gross profit	480,747	437,523	1,430,553	1,294,459

Advertising expense	31,140	32,449	100,000	105,983
Selling, general and administrative expense	114,669	101,794	352,234	309,095
Research and development expense	138,979	129,632	422,649	379,083
Total operating expense	284,788	263,875	874,883	794,161

Operating income	195,959	173,648	555,670	500,298

Other income (expense):
Interest income	11,089	9,207	32,310	26,931
Foreign currency (losses) gains	(6,868)	8,579	(3,405)	(13,808)
Other income (expense)	1,147	(1,520)	6,800	(805)
Total other income (expense)	5,368	16,266	35,705	12,318

Income before income taxes	201,327	189,914	591,375	512,616

Income tax provision (benefit)	17,113	38,840	87,445	(53,840)

Net income	$184,214	$151,074	$503,930	$566,456

Net income per share:
Basic	$0.98	$0.81	$2.67	$3.01
Diluted	$0.97	$0.80	$2.66	$3.00

Weighted average common
shares outstanding:
Basic	188,799	187,616	188,554	187,902
Diluted	190,005	188,490	189,586	188,671

Dividends declared per share	$—	$—	$2.12	$2.04

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$184,214	$151,074	$503,930	$566,456
Foreign currency translation adjustment	(3,940)	5,689	(30,308)	71,591
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,168)	536	(21,044)	11,938
Comprehensive income	$179,106	$157,299	$452,578	$649,985

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 29,	September 30,
	2018	2017
Operating activities:
Net income	$503,930	$566,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,902	44,011
Amortization	23,574	19,688
Gain on sale or disposal of property and equipment	(491)	(184)
Provision for doubtful accounts	1,265	551
Provision for obsolete and slow moving inventories	17,719	16,504
Unrealized foreign currency loss	4,158	17,786
Deferred income taxes	20,177	(143,314)
Stock compensation expense	42,094	32,441
Realized losses on marketable securities	481	594
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	111,955	84,982
Inventories	(69,139)	(86,631)
Other current and non-current assets	5,102	(9,635)
Accounts payable	32,601	(24,526)
Other current and non-current liabilities	(57,245)	(37,403)
Deferred revenue	(14,923)	(21,478)
Deferred costs	5,581	3,459
Income taxes payable	27,041	(724)
Net cash provided by operating activities	701,782	462,577

Investing activities:
Purchases of property and equipment	(122,846)	(85,211)
Proceeds from sale of property and equipment	1,296	264
Purchase of intangible assets	(2,982)	(9,069)
Purchase of marketable securities	(314,179)	(438,046)
Redemption of marketable securities	229,066	455,376
Acquisitions, net of cash acquired	(29,170)	(12,400)
Net cash used in investing activities	(238,815)	(89,086)

Financing activities:
Dividends	(296,149)	(287,318)
Proceeds from issuance of treasury stock related to equity awards	14,524	10,316
Purchase of treasury stock related to equity awards	(6,909)	(3,587)
Purchase of treasury stock under share repurchase plan	—	(74,523)
Net cash used in financing activities	(288,534)	(355,112)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,650)	26,021

Net increase in cash, cash equivalents, and restricted cash	164,783	44,400
Cash, cash equivalents, and restricted cash at beginning of period	891,759	846,996
Cash, cash equivalents, and restricted cash at end of period	$1,056,542	$891,396

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 29, 2018

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 29, 2018 are not necessarily indicative of the results that may be expected for the year ending December 29, 2018.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 29, 2018 and September 30, 2017 both contain operating results for 13 weeks.

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

The changes in accounting policy described above collectively result in reductions to deferred costs (asset) and deferred revenue (liability) balances, and accelerate the recognition of revenue and deferred costs in the auto segment going forward.

Summarized financial information depicting the impact of the new revenue standard is presented below. The Company’s historical net cash flows provided by or used in operating, investing, and financing activities are not impacted by adoption of the new revenue standard.

	13-Weeks Ended September 30, 2017			39-Weeks Ended September 30, 2017
	As reported	Restated(1)	Impact	As reported	Restated(1)	Impact
Net sales	$743,077	$751,244	$8,167	$2,198,508	$2,224,241	$25,733
Gross profit	433,665	437,523	3,858	1,283,646	1,294,459	10,813
Operating income	169,790	173,648	3,858	489,485	500,298	10,813
Income tax provision (benefit)	38,643	38,840	197	(54,372)	(53,840)	532
Net income	$147,413	$151,074	$3,661	$556,175	$566,456	$10,281
Diluted net income per share	$0.78	$0.80	$0.02	$2.95	$3.00	$0.05

(1)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in our press release attached as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

	December 30, 2017			December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact

Current assets:
Deferred costs	$48,312	$30,525	$(17,787)	$47,395	$34,665	$(12,730)
Total current assets	2,363,925	2,346,138	(17,787)	2,263,016	2,250,286	(12,730)
Deferred income taxes	199,343	195,981	(3,362)	110,293	107,655	(2,638)
Noncurrent deferred costs	73,851	33,029	(40,822)	56,151	30,934	(25,217)
Total assets	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)
Current liabilities:
Deferred revenue	139,681	103,140	(36,541)	146,564	118,496	(28,068)
Total current liabilities	828,656	792,115	(36,541)	782,735	754,667	(28,068)
Deferred income taxes	75,215	76,612	1,397	61,220	62,617	1,397
Non-current deferred revenue	163,840	87,060	(76,780)	140,407	91,238	(49,169)
Retained earnings	2,368,874	2,418,444	49,570	2,056,702	2,092,221	35,519
Accumulated other comprehensive income	56,045	56,428	383	(36,761)	(37,024)	(263)
Total stockholders’ equity	3,802,466	3,852,419	49,953	3,418,003	3,453,259	35,256
Total liabilities and stockholders’ equity	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)

	52-Weeks Ended December 30, 2017			53-Weeks Ended December 31, 2016

	As reported	Restated(2)	Impact	As reported	Restated(2)	Impact
Net sales	$3,087,004	$3,121,560	$34,556	$3,018,665	$3,045,797	$27,132
Gross profit	1,783,164	1,797,941	14,777	1,679,570	1,688,525	8,955
Operating income	668,860	683,637	14,777	623,909	632,864	8,955
Income tax (benefit) provision	(12,661)	(11,936)	725	118,856	120,901	2,045
Net income	$694,955	$709,007	$14,052	$510,814	$517,724	$6,910
Diluted net income per share	$3.68	$3.76	$0.08	$2.70	$2.73	$0.03

(2)	The Restated results presented above are restated under ASC Topic 606. Amounts related to the income tax effect of the new standard that were previously disclosed as the anticipated adoption impact in Note 2, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements of our fiscal 2017 Annual Report on Form 10-K filed with the SEC on February 21, 2018 have been revised in this Note by immaterial amounts in connection with our adoption of ASC Topic 606.

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

Income Taxes

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”), which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company has adopted the new standard effective beginning in the 2018 fiscal year, which resulted in a reclassification of approximately $1,700 of certain prepaid tax balances in a cumulative effect to retained earnings as of the date of adoption.

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

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Other than the policies discussed below, there were no material changes to the Company’s significant accounting policies during the 39-week period ended September 29, 2018.

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

For products that include tangible hardware that contains software essential to the tangible product’s functionality and ongoing services identified as separately identifiable performance obligations, the Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with lifetime map updates (LMU) and server-based traffic services. In addition, we provide map update services (map care) over a contractual period in certain hardware and software contracts with original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for LMU, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of the LMU, map care, and traffic performance obligations. The revenue and associated costs allocated to the LMU, map care, and/or the server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the estimated map care period in OEM contracts of 3-10 years as we believe our efforts as it relates to providing these services are spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including mobile applications, incremental navigation and/or communication service subscriptions, aviation database subscriptions, and extended warranties that are individually immaterial.

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

Deferred Revenue and Costs

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

2.	Inventories

The components of inventories consist of the following:

	September 29,	December 30,
	2018	2017

Raw materials	$203,472	$179,659
Work-in-process	92,050	75,754
Finished goods	261,118	262,231
Inventories	$556,640	$517,644

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	September 29,	September 30,
	2018	2017
Numerator:
Numerator for basic and diluted net income per share - net income	$184,214	$151,074

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,799	187,616

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,206	874

Denominator for diluted net income per share – adjusted weighted-average common shares	190,005	188,490

Basic net income per share	$0.98	$0.81

Diluted net income per share	$0.97	$0.80

	39-Weeks Ended
	September 29,	September 30,
	2018	2017
Numerator:
Numerator for basic and diluted net income per share - net income	$503,930	$566,456

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,554	187,902

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	1,032	769

Denominator for diluted net income per share – adjusted weighted-average common shares	189,586	188,671

Basic net income per share	$2.67	$3.01

Diluted net income per share	$2.66	$3.00

There were no anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week period ended September 29, 2018 and 1,051 anti-dilutive equity awards outstanding during the 13-week period ended September 30, 2017.

There were no anti-dilutive equity awards outstanding during the 39-week period ended September 29, 2018 and 1,567 anti-dilutive equity awards outstanding during the 39-week period ended September 30, 2017.

There were 12 and 2 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended September 29, 2018 and September 30, 2017, respectively.

There were 390 and 161 net shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 29, 2018 and September 30, 2017, respectively.

There were 230 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 29, 2018.

There were 248 ESPP shares issued from outstanding Treasury stock during the 39-week period ended September 30, 2017.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, marine, outdoor and fitness. Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended September 29, 2018

Net sales	$209,415	$190,185	$98,770	$165,214	$146,427	$810,011
Gross profit	136,671	103,441	58,508	70,925	111,202	480,747
Operating income	78,972	37,378	13,908	15,032	50,669	195,959

13-Weeks Ended September 30, 2017

Net sales	$184,937	$167,147	$77,312	$197,220	$124,628	$751,244
Gross profit	118,175	96,135	44,574	87,819	90,820	437,523
Operating income	67,810	33,492	18,420	19,829	34,097	173,648

39-Weeks Ended September 29, 2018

Net sales	$555,314	$581,315	$346,908	$486,653	$445,146	$2,415,336
Gross profit	358,829	326,473	203,976	207,389	333,886	1,430,553
Operating income	194,711	123,299	54,806	31,113	151,741	555,670

39-Weeks Ended September 30, 2017

Net sales	$495,589	$485,999	$290,302	$580,792	$371,559	$2,224,241
Gross profit	319,457	276,014	166,690	257,744	274,554	1,294,459
Operating income	176,544	89,452	60,860	61,379	112,063	500,298

Allocation of certain research and development expenses, and selling, general, and administrative expenses are made to each segment on a percent of revenue basis.

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 29, 2018 and September 30, 2017. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Americas	$370,239	$346,208	$1,153,330	$1,072,247
EMEA	307,087	291,703	862,116	831,687
APAC	132,685	113,333	399,890	320,307
Net sales to external customers	$810,011	$751,244	$2,415,336	$2,224,241

Net property and equipment by geographic region as of September 29, 2018 and September 30, 2017 are presented below.

	Americas	APAC	EMEA	Total
September 29, 2018
Property and equipment, net	$403,556	$202,790	$44,459	$650,805

September 30, 2017
Property and equipment, net	$356,351	$160,360	$37,730	$554,441

5.	Warranty Reserves

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

	13-Weeks Ended
	September 29,	September 30,
	2018	2017

Balance - beginning of period	$38,429	$37,012
Accrual for products sold during the period	13,558	16,903
Expenditures	(16,027)	(18,246)
Balance - end of period	$35,960	$35,669

	39-Weeks Ended
	September 29,	September 30,
	2018	2017

Balance - beginning of period	$36,827	$37,233
Accrual for products sold during the period	40,682	40,850
Expenditures	(41,549)	(42,414)
Balance - end of period	$35,960	$35,669

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 29, 2018 was approximately $346,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 29, 2018. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $17,113 in the 13-week period ended September 29, 2018, compared to income tax expense of $38,840 in the 13-week period ended September 30, 2017. The effective tax rate was 8.5% in the third quarter of 2018, compared to 20.5% in the third quarter of 2017. The 1,200 basis points decrease to the third quarter of 2018 effective tax rate compared to the prior year quarter is primarily due to the reduction of the U.S. corporate tax rate and increased benefit from U.S. research and development tax credits.

The Company recorded income tax expense of $87,445 in the first three quarters of 2018, compared to an income tax benefit of $53,840 in the first three quarters of 2017, which included tax expense of $7,275 associated with the expiration of share-based awards and an income tax benefit of $168,755 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives. The effective tax rate was 14.8% in the first three quarters of 2018, compared to (10.5%) in the first three quarters of 2017. Excluding the income tax benefit of $168,755 primarily related to the revaluation of Switzerland deferred tax assets, and the $7,275 tax expense due to the expiration of share-based awards, the effective tax rate for the first three quarters of 2018 decreased 620 basis points compared to the effective tax rate in the first three quarters of 2017 primarily due to the reduction of the U.S. corporate tax rate and increased benefit from U.S. research and development tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. Due to the complexities of the new tax legislations, the SEC has issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allows for the recognition of provisional amounts during a measurement period. The Company recorded a provisional re-measurement of its deferred tax assets and liabilities in the fourth quarter of 2017. The Company filed its U.S. federal income tax return during the third quarter of 2018 which did not result in an adjustment of its provisional re-measurement of its deferred tax assets and liabilities. Income tax expense recorded in the third quarter of 2018 includes the impact of the new tax legislation as currently interpreted by the Company. The Company will continue to assess the impact of the new tax legislation, including any state tax impact or any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary. The Company does not expect such potential adjustments in the future periods will materially impact the Company’s financial condition or result of operations.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$25,040	$—	$25,040	$—
Agency securities	46,291	—	46,291	—
Mortgage-backed securities	140,318	—	140,318	—
Corporate securities	942,532	—	942,532	—
Municipal securities	168,588	—	168,588	—
Other	152,039	—	152,039	—
Total	$1,474,808	$—	$1,474,808	$—

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,337	$—	$19,337	$—
Agency securities	43,361	—	43,361	—
Mortgage-backed securities	174,615	—	174,615	—
Corporate securities	816,793	—	816,793	—
Municipal securities	186,105	—	186,105	—
Other	181,509	—	181,509	—
Total	$1,421,720	$—	$1,421,720	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 29, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$25,499	$—	$(459)	$25,040
Agency securities	47,653	—	(1,362)	46,291
Mortgage-backed securities	148,837	3	(8,522)	140,318
Corporate securities	974,227	47	(31,742)	942,532
Municipal securities	172,157	3	(3,572)	168,588
Other	155,200	0	(3,161)	152,039
Total	$1,523,573	$53	$(48,818)	$1,474,808

	Available-For-Sale Securities as of December 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,591	$—	$(254)	$19,337
Agency securities	44,191	1	(831)	43,361
Mortgage-backed securities	180,470	13	(5,868)	174,615
Corporate securities	830,447	136	(13,790)	816,793
Municipal securities	187,999	110	(2,004)	186,105
Other	183,730	2	(2,223)	181,509
Total	$1,446,428	$262	$(24,970)	$1,421,720

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During fiscal 2017 and the 39-week period ended September 29, 2018, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position as of September 29, 2018 were $1,480,955 and $1,432,137, respectively. Approximately 85% of securities in our portfolio were at an unrealized loss position as of September 29, 2018. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 29, 2018 and December 30, 2017.

	As of September 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(90)	$11,405	$(369)	$13,635
Agency securities	(48)	7,700	(1,314)	38,591
Mortgage-backed securities	(9)	513	(8,513)	139,339
Corporate securities	(9,256)	477,194	(22,486)	449,488
Municipal securities	(1,766)	106,380	(1,806)	60,281
Other	(830)	37,869	(2,331)	89,742
Total	$(11,999)	$641,061	$(36,819)	$791,076

	As of December 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(111)	$12,966	$(143)	$6,371
Agency securities	(168)	16,097	(663)	25,972
Mortgage-backed securities	(503)	19,628	(5,365)	153,835
Corporate securities	(4,562)	439,174	(9,228)	347,052
Municipal securities	(1,027)	125,819	(977)	38,167
Other	(2,219)	136,147	(4)	2,579
Total	$(8,590)	$749,831	$(16,380)	$573,976

The amortized cost and fair value of marketable securities at September 29, 2018, by maturity, are shown below.

	Amortized Cost	Fair Value

Due in one year or less	$174,578	$173,697
Due after one year through five years	1,228,112	1,189,069
Due after five years through ten years	120,883	112,042
	$1,523,573	$1,474,808

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 29, 2018:

	13-Weeks Ended September 29, 2018
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$52,924	$(43,192)	$9,732
Other comprehensive income before reclassification, net of income tax benefit of $107	(3,940)	(1,353)	(5,293)
Amounts reclassified from accumulated other comprehensive income	—	185	185
Net current-period other comprehensive income	(3,940)	(1,168)	(5,108)
Reclassification of tax effects due to adoption of ASU 2018-02	—	—	—
Ending Balance	$48,984	$(44,360)	$4,624

	39-Weeks Ended September 29, 2018
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$79,292	$(22,864)	$56,428
Other comprehensive income before reclassification, net of income tax benefit of $3,014	(30,308)	(21,490)	(51,798)
Amounts reclassified from accumulated other comprehensive income	—	446	446
Net current-period other comprehensive income	(30,308)	(21,044)	(51,352)
Reclassification of tax effects due to adoption of ASU 2018-02	—	(452)	(452)
Ending Balance	$48,984	$(44,360)	$4,624

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 29, 2018:

13-Weeks Ended September 29, 2018
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(250)	Other income (expense)

	65	Income tax benefit (provision)
	$(185)	Net of tax

39-Weeks Ended September 29, 2018
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(481)	Other income (expense)

	35	Income tax benefit (provision)
	$(446)	Net of tax

10.	Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information. The Company has identified six major product categories – aviation, marine, outdoor, fitness, auto PND, and auto OEM. Note 4 also contains disaggregated revenue information of the aviation, marine, outdoor and fitness major product categories. Auto segment revenue presented in Note 4 is comprised of the auto PND and auto OEM major product categories as depicted below.

	Auto Revenue by Major Product Category
	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Auto PND	64%	70%	66%	69%
Auto OEM	36%	30%	34%	31%

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

	13-Weeks Ended		39-Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Point in time	$761,216	$708,854	$2,286,740	$2,098,468
Over time	48,795	42,390	128,596	125,773
Net sales	$810,011	$751,244	$2,415,336	$2,224,241

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-weeks ended September 29, 2018 are presented below:

	39-Weeks Ended
	September 29,
	2018
	Deferred Revenue(1)	Deferred Costs(2)

Balance, beginning of period	$190,200	$63,554
Deferrals in period	113,634	27,445
Recognition of deferrals in period	(128,596)	(33,032)
Balance, end of period	$175,238	$57,967

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $128,596 of deferred revenue recognized in the 39-weeks ended September 29, 2018, $88,775 was deferred as of the beginning of the period.

Approximately two-thirds of the $175,238 of deferred revenue at the end of the period, September 29, 2018, is recognized ratably over a period of three years or less.

11.	Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required. The new lease standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

The Company will adopt the new lease standard at the beginning of the 2019 fiscal year using the optional transition method. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to carry forward historical lease classification. The new lease standard will result in increases to the assets and liabilities on the Company’s consolidated balance sheets, as the majority of the Company’s leases are classified as operating leases. The Company continues to evaluate the full quantitative impact of adopting the new lease standard. The Company is also in the process of implementing changes to accounting policies, processes, systems, and internal controls in conjunction with adopting the new lease standard.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	September 29, 2018	September 30, 2017

Net sales	100%	100%
Cost of goods sold	41%	42%
Gross profit	59%	58%
Advertising expense	4%	4%
Selling, general and administrative expense	14%	14%
Research and development expense	17%	17%
Total operating expense	35%	35%
Operating income	24%	23%
Other income (expense)	1%	2%
Income before income taxes	25%	25%
Income tax provision	2%	5%
Net income	23%	20%

	39-Weeks Ended
	September 29, 2018	September 30, 2017

Net sales	100%	100%
Cost of goods sold	41%	42%
Gross profit	59%	58%
Advertising expense	4%	5%
Selling, general and administrative expense	15%	14%
Research and development expense	17%	17%
Total operating expense	36%	36%
Operating income	23%	22%
Other income (expense)	1%	1%
Income before income taxes	24%	23%
Income tax provision (benefit)	4%	(2%)
Net income	21%	25%

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

Comparison of 13-Weeks ended September 29, 2018 and September 30, 2017

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017		Year over Year
	Net Sales	% of Revenue	Net Sales	% of Revenue	$ Change	% Change
Outdoor	$209,415	26%	$184,937	25%	$24,478	13%
Fitness	190,185	24%	167,147	22%	23,038	14%
Marine	98,770	12%	77,312	10%	21,458	28%
Auto	165,214	20%	197,220	26%	(32,006)	(16%)
Aviation	146,427	18%	124,628	17%	21,799	17%
Total	$810,011	100%	$751,244	100%	$58,767	8%

Net sales increased 8% for the 13-week period ended September 29, 2018 when compared to the year-ago quarter. The outdoor, aviation, marine, and fitness segments collectively increased by 16%, contributing 80% of total revenue. Outdoor was the largest portion of our revenue mix at 26% in the third quarter of 2018 compared to 25% in the third quarter of 2017. Auto revenue represented the largest portion of our revenue mix in the third quarter of 2017 at 26% and declined to 20% in the third quarter of 2018.

Total unit sales in the third quarter of 2018 increased to 3,527 when compared to total unit sales of 3,492 in the third quarter of 2017.

Auto segment revenue decreased 16% from the year-ago quarter, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation segment revenue increased 13%, 14%, 28%, and 17%, respectively, when compared to the year-ago quarter. The current quarter marine segment increase was primarily driven by sales from recent acquisitions, in addition to sales growth across most product lines. The outdoor and fitness segment revenue increases were primarily driven by strong sales in wearables. The aviation segment revenue increase was driven by increased sales across most product lines within the segment.

Cost of Goods Sold

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017		Year over Year
	Cost of Goods	% of Revenue	Cost of Goods	% of Revenue	$ Change	% Change
Outdoor	$72,744	35%	$66,762	36%	$5,982	9%
Fitness	86,744	46%	71,012	42%	15,732	22%
Marine	40,262	41%	32,738	42%	7,524	23%
Auto	94,289	57%	109,401	55%	(15,112)	(14%)
Aviation	35,225	24%	33,808	27%	1,417	4%
Total	$329,264	41%	$313,721	42%	$15,543	5%

Cost of goods sold increased 5% in absolute dollars compared to the prior year quarter. The increase in revenue outpaced the increase in cost of goods sold, which resulted in a 110 basis point decrease in cost of goods sold as a percent of revenue compared to the year-ago quarter.

In the auto segment, cost of goods sold continued to decline with revenue declines and the slight increase of cost of goods sold as a percent of revenue was primarily due to product mix and promotional activity during the third quarter of 2018. In the marine segment, the decrease in cost of goods sold as a percent of revenue primarily resulted from the favorable impact of higher margin Navionics sales on product mix. The outdoor segment decrease in cost of goods sold as a percent of revenue was primarily due to product mix. The fitness segment increase in cost of goods sold as a percent of revenue was primarily driven by product mix. The aviation segment decrease in cost of goods as a percent of revenue was primarily driven by a reduction in warranty costs compared to the year-ago quarter.

Gross Profit

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$136,671	65%	$118,175	64%	$18,496	16%
Fitness	103,441	54%	96,135	58%	7,306	8%
Marine	58,508	59%	44,574	58%	13,934	31%
Auto	70,925	43%	87,819	45%	(16,894)	(19%)
Aviation	111,202	76%	90,820	73%	20,382	22%
Total	$480,747	59%	$437,523	58%	$43,224	10%

Gross profit dollars in the third quarter of 2018 increased 10% while gross margin increased 110 basis points compared to the year-ago quarter. Gross margin in the fitness and auto segments decreased compared to the year-ago quarter, while gross margin in the outdoor, marine, and aviation segments increased compared to the year-ago quarter, as a result of the reasons discussed above.

Advertising Expense

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenue	Expense	% of Revenue	$ Change	% Change
Outdoor	$9,455	5%	$8,092	4%	$1,363	17%
Fitness	12,296	6%	14,089	8%	(1,793)	(13%)
Marine	3,594	4%	2,618	3%	976	37%
Auto	4,180	3%	6,340	3%	(2,160)	(34%)
Aviation	1,615	1%	1,310	1%	305	23%
Total	$31,140	4%	$32,449	4%	$(1,309)	(4%)

Advertising expense decreased 4% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The total absolute dollar decrease was driven primarily by decreased media advertising in the auto and fitness segments, partially offset by increased media advertising in the outdoor and marine segments.

Selling, General and Administrative Expense

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenue	Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$31,240	15%	$27,574	15%	$3,666	13%
Fitness	31,370	16%	27,858	17%	3,512	13%
Marine	21,704	22%	8,681	11%	13,023	150%
Auto	21,418	13%	30,231	15%	(8,813)	(29%)
Aviation	8,937	6%	7,450	6%	1,487	20%
Total	$114,669	14%	$101,794	14%	$12,875	13%

Selling, general and administrative expense increased 13% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the third quarter of 2018 was primarily attributable to personnel costs and expenses from recent acquisitions. The increase in absolute dollars and as a percent of revenue in the marine segment was primarily attributable to expenses associated with recent acquisitions and the reduced legal related costs in the year-ago quarter. The decrease in absolute dollars and as a percent of revenue in the auto segment was primarily attributable to a current quarter reduction in legal related costs compared to the year-ago quarter.

Research and Development Expense

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017
	Research &		Research &		Year over Year
	Development	% of Revenue	Development	% of Revenue	$ Change	% Change
Outdoor	$17,004	8%	$14,699	8%	$2,305	16%
Fitness	22,397	12%	20,696	12%	1,701	8%
Marine	19,302	20%	14,855	19%	4,447	30%
Auto	30,295	18%	31,419	16%	(1,124)	(4%)
Aviation	49,981	34%	47,963	38%	2,018	4%
Total	$138,979	17%	$129,632	17%	$9,347	7%

Research and development expense increased $9.3 million in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. This increase in absolute dollars was primarily due to higher engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions within the marine segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-Weeks ended September 29, 2018		13-Weeks ended September 30, 2017
	Operating		Operating		Year over Year
	Income	% of Revenue	Income	% of Revenue	$ Change	% Change
Outdoor	$78,972	38%	$67,810	37%	$11,162	16%
Fitness	37,378	20%	33,492	20%	3,886	12%
Marine	13,908	14%	18,420	24%	(4,512)	(24%)
Auto	15,032	9%	19,829	10%	(4,797)	(24%)
Aviation	50,669	35%	34,097	27%	16,572	49%
Total	$195,959	24%	$173,648	23%	$22,311	13%

Operating income increased 13% in absolute dollars and increased 110 basis points as a percent of revenue when compared to the year-ago quarter. The growth in operating income in absolute dollars and as a percent of revenue was primarily attributable to revenue growth and increased gross margins, as discussed above.

Other Income (Expense)

	13-Weeks ended	13-Weeks ended
	September 29, 2018	September 30, 2017
Interest income	$11,089	$9,207
Foreign currency (losses) gains	(6,868)	8,579
Other	1,147	(1,520)
Total	$5,368	$16,266

The average return on cash and investments, including interest and capital gains/losses, during the third quarter of 2018 was 1.8% compared to 1.6% during the same quarter of 2017.  Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $6.9 million currency loss recognized in the third quarter of 2018 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound Sterling within the 13-weeks ended September 29, 2018. During this period, the U.S. Dollar strengthened 0.7% against the Euro and 1.3% against the British Pound Sterling, resulting in losses of $2.7 million and $0.6 million, respectively, while the U.S. Dollar remained relatively flat against the Taiwan Dollar. The remaining net currency loss of $3.6 million was related to other currencies and timing of transactions.

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

Income Tax Provision

The Company recorded income tax expense of $17.1 million in the 13-week period ended September 29, 2018, compared to income tax expense of $38.8 million in the 13-week period ended September 30, 2017. The effective tax rate was 8.5% in the third quarter of 2018, compared to 20.5% in the third quarter of 2017. The 1,200 basis points decrease to the third quarter of 2018 effective tax rate compared to the prior year quarter is primarily due to the reduction of the U.S. corporate tax rate and increased benefit from U.S. research and development tax credits.

Net Income

As a result of the above, net income for the 13-weeks ended September 29, 2018 was $184.2 million compared to $151.1 million for the 13-week period ended September 30, 2017, an increase of $33.1 million.

Comparison of 39-Weeks Ended September 29, 2018 and 39-Weeks Ended September 30, 2017

Net Sales

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017		Year over Year
	Net Sales	% of Revenue	Net Sales	% of Revenue	$ Change	% Change
Outdoor	$555,314	23%	$495,589	22%	$59,725	12%
Fitness	581,315	24%	485,999	22%	95,316	20%
Marine	346,908	14%	290,302	13%	56,606	19%
Auto	486,653	20%	580,792	26%	(94,139)	(16%)
Aviation	445,146	19%	371,559	17%	73,587	20%
Total	$2,415,336	100%	$2,224,241	100%	$191,095	9%

Net sales increased 9% for the 39-week period ended September 29, 2018 when compared to the year-ago period. The outdoor, aviation, marine, and fitness segments collectively increased by 17%, contributing 80% of total revenue. Fitness was the largest portion of our revenue mix at 24% in the first three quarters of 2018 compared to 22% in the first three quarters of 2017. Auto revenue represented the largest portion of our revenue mix in the first three quarters of 2017 at 26% and declined to 20% in the first three quarters of 2018.

Total unit sales in the first three quarters of 2018 decreased to 10,266 when compared to the total unit sales of 10,495 in the first three quarters of 2017. The decrease in units sold despite the increase in revenue was primarily attributable to segment mix.

Auto segment revenue decreased 16% from the year-ago period, primarily due to the ongoing PND market contraction. Outdoor, fitness, marine, and aviation segment revenue increased 12%, 20%, 19%, and 20%, respectively, from the year-ago period. The marine segment revenue increase was primarily driven by sales from recent acquisitions. The aviation segment revenue increase was primarily driven by strong growth across all product lines. The outdoor and fitness segment revenue increases were primarily driven by growth in wearables.

Cost of Goods Sold

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017		Year over Year
	Cost of Goods	% of Revenue	Cost of Goods	% of Revenue	$ Change	% Change
Outdoor	$196,485	35%	$176,132	36%	$20,353	12%
Fitness	254,842	44%	209,985	43%	44,857	21%
Marine	142,932	41%	123,612	43%	19,320	16%
Auto	279,264	57%	323,048	56%	(43,784)	(14%)
Aviation	111,260	25%	97,005	26%	14,255	15%
Total	$984,783	41%	$929,782	42%	$55,001	6%

Cost of goods sold increased 6% in absolute dollars for the 39-week period ended September 29, 2018 when compared to the year-ago period. The increase in revenue outpaced the increase in cost of goods sold, which resulted in a 100 basis point decrease in cost of goods sold as a percent of revenue compared to the year-ago period.

In the auto segment, cost of goods sold continued to decline with revenue declines, and the slight increase of cost of goods sold as a percent of revenue was primarily due to the write-down of certain product inventories in the first three quarters of 2018. In the marine segment, the decrease in cost of goods sold as a percent of revenue primarily resulted from the favorable impact of higher margin Navionics sales on product mix. The fitness segment increase in cost of goods sold as a percent of revenue was primarily driven by product mix. In the outdoor segment, cost of goods sold as a percent of revenue was relatively flat compared to the year-ago period. In the aviation segment, the decrease in cost of goods sold as a percent of revenue was primarily driven by a reduction in warranty costs compared to the year-ago period.

Gross Profit

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$358,829	65%	$319,457	64%	$39,372	12%
Fitness	326,473	56%	276,014	57%	50,459	18%
Marine	203,976	59%	166,690	57%	37,286	22%
Auto	207,389	43%	257,744	44%	(50,355)	(20%)
Aviation	333,886	75%	274,554	74%	59,332	22%
Total	$1,430,553	59%	$1,294,459	58%	$136,094	11%

Gross profit dollars in the 39-week period ended September 29, 2018 increased 11% while gross margin increased 100 basis points when compared to the year-ago period. Gross margin declined in the auto and fitness segments, while gross margins increased in the aviation and marine segments, as a result of the reasons discussed above. Gross margin remained relatively flat within the outdoor segment.

Advertising Expense

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenue	Expense	% of Revenue	$ Change	% Change
Outdoor	$25,955	5%	$26,671	5%	$(716)	(3%)
Fitness	40,515	7%	45,235	9%	(4,720)	(10%)
Marine	14,022	4%	12,620	4%	1,402	11%
Auto	14,100	3%	17,236	3%	(3,136)	(18%)
Aviation	5,408	1%	4,221	1%	1,187	28%
Total	$100,000	4%	$105,983	5%	$(5,983)	(6%)

Advertising expense decreased 6% in absolute dollars when compared to the year-ago period. The overall decrease in absolute dollars was driven primarily by decreased media advertising spend in the outdoor, fitness, and auto segments, partially offset by increased cooperative advertising within the aviation segment and expenses resulting from prior year acquisitions within the marine segment.

Selling, General and Administrative Expense

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenue	Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$85,887	15%	$74,182	15%	$11,705	16%
Fitness	95,462	16%	81,537	17%	13,925	17%
Marine	75,841	22%	48,798	17%	27,043	55%
Auto	68,465	14%	83,620	14%	(15,155)	(18%)
Aviation	26,579	6%	20,958	6%	5,621	27%
Total	$352,234	15%	$309,095	14%	$43,139	14%

Selling, general and administrative expense increased 14% in absolute dollars and increased 70 basis points as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to expenses from recent acquisitions within the marine segment and personnel costs. All other segments were relatively flat as a percent of revenue.

Research and Development Expense

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017
	Research &		Research &		Year over Year
	Development	% of Revenue	Development	% of Revenue	$ Change	% Change
Outdoor	$52,276	9%	$42,060	8%	$10,216	24%
Fitness	67,197	12%	59,790	12%	7,407	12%
Marine	59,307	17%	44,412	15%	14,895	34%
Auto	93,711	19%	95,509	16%	(1,798)	(2%)
Aviation	150,158	34%	137,312	37%	12,846	9%
Total	$422,649	17%	$379,083	17%	$43,566	11%

In absolute dollars, research and development expense increased $43.6 million when compared with the year-ago period and was relatively flat as a percent of revenue. The absolute dollar increase in research and development expenses when compared with the year-ago period was primarily due to engineering personnel costs related to our wearable and aviation product offerings and expenses resulting from prior year acquisitions within the marine segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	39-Weeks ended September 29, 2018		39-Weeks ended September 30, 2017
	Operating		Operating		Year over Year
	Income	% of Revenue	Income	% of Revenue	$ Change	% Change
Outdoor	$194,711	35%	$176,544	36%	$18,167	10%
Fitness	123,299	21%	89,452	18%	33,847	38%
Marine	54,806	16%	60,860	21%	(6,054)	(10%)
Auto	31,113	6%	61,379	11%	(30,266)	(49%)
Aviation	151,741	34%	112,063	30%	39,678	35%
Total	$555,670	23%	$500,298	22%	$55,372	11%

Operating income increased 11% in absolute dollars and increased 50 basis points as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar basis and as a percent of revenue was the result of strong revenue growth and increased gross margins, partially offset by slightly increased operating expenses as a percent of revenue, as discussed above.

Other Income (Expense)

	39-Weeks ended	39-Weeks ended
	September 29, 2018	September 30, 2017
Interest income	$32,310	$26,931
Foreign currency gains (losses)	(3,405)	(13,808)
Other	6,800	(805)
Total	$35,705	$12,318

The average return on cash and investments, including interest and capital gains/losses, during the 39-week period ended September 29, 2018 was 1.8% compared to 1.5% during the same 39-week period ended September 30, 2017. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $3.4 million currency loss recognized in the first three quarters of 2018 was primarily due to the strengthening of the U.S. Dollar against most other currencies, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar within the 39-weeks ended September 29, 2018. During this period, the U.S. Dollar strengthened 2.7% against the Taiwan Dollar, resulting in a gain of $13.6 million. This was more than offset by the U.S. Dollar strengthening 3.2% against the Euro and 3.6% against the British Pound Sterling, resulting in losses of $7.7 million and $0.6 million, respectively, and additional net currency losses of $8.7 million related to other currencies and timing of transactions.

The $13.8 million currency loss recognized in the first three quarters of 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling within the 39-weeks ended September 30, 2017. During this period, the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $43.1 million, while the U.S. Dollar weakened 12.3% against the Euro and 8.6% against the British Pound Sterling, resulting in gains of $22.2 million and $4.2 million, respectively. The remaining net currency gain of $2.9 million was related to other currencies and timing of transactions.

Income Tax Provision

The Company recorded income tax expense of $87.4 million in the first three quarters of 2018, compared to an income tax benefit of $53.8 million in the first three quarters of 2017, which included income tax expense of $7.3 million associated with the expiration of share-based awards and an income tax benefit of $168.8 million primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives. The effective tax rate was 14.8% in the first three quarters of 2018, compared to (10.5%) in the first three quarters of 2017. Excluding the income tax benefit of $168.8 million primarily related to the revaluation of Switzerland deferred tax assets, and the $7.3 million tax expense due to the expiration of share-based awards, the effective tax rate for the first three quarters of 2018 decreased 620 basis points compared to the effective tax rate in the first three quarters of 2017 primarily due to the reduction of the U.S. corporate tax rate and increased benefit from U.S. research and development tax credits.

Net Income

As a result of the above, net income for the 39-week period ended September 29, 2018 was $503.9 million compared to $566.5 million for the 39-week period ended September 30, 2017, a decrease of $62.5 million.

Liquidity and Capital Resources

As of September 29, 2018, we had $2.5 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, fund strategic acquisitions, and fund share repurchases. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2018 and 2017 were approximately 1.8% and 1.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	39-Weeks Ended
	September 29,	September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$701,782	$462,577

The $239.2 million increase in cash provided by operating activities in the first three quarters of 2018 compared to the first three quarters of 2017 was primarily due to the increase in cash provided by working capital of $107.1 million (which included an increase of $27.7 million in net receipts of accounts receivable, a decrease of $18.7 million in cash paid for inventory, and an increase of $57.1 million in accounts payable) and income taxes payable of $27.8 million. Additionally, the year over year decrease in net income of $62.5 million was offset by other non-cash adjustments to net income of $166.9 million, including an income tax benefit of $168.8 million recognized in the first quarter of 2017 related to the revaluation of certain Switzerland deferred tax assets.

Investing Activities

	39-Weeks Ended
	September 29,	September 30,
(In thousands)	2018	2017
Net cash used in investing activities	$(238,815)	$(89,086)

The $149.7 million increase in cash used in investing activities in the first three quarters of 2018 compared to the first three quarters of 2017 was primarily due to increased net purchases of marketable securities of $102.4 million and higher cash expenditures for purchases of property and equipment of $36.6 million.

Financing Activities

	39-Weeks Ended
	September 29,	September 30,
(In thousands)	2018	2017
Net cash used in financing activities	$(288,534)	$(355,112)

The $66.6 million decrease in cash used in financing activities during the first three quarters of 2018 compared to the first three quarters of 2017 was primarily due to prior year treasury stock purchases of $74.5 million under our share repurchase authorization, which expired on December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

General

Garmin’s discussion and analysis of its financial condition and results of operations are based upon Garmin’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires Garmin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Garmin evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies, customer sales programs and incentives, product returns, relative standalone selling prices, and progress toward completion of performance obligations in certain contracts with customers. Garmin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 29, 2018, other than those discussed in Note 1, “Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. There have been no material changes during the 13-week and 39-week periods ended September 29, 2018 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 29, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 29, 2018 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018.

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

(c) Issuer Purchases of Equity Securities

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to purchase up to $300 million of its common shares as market and business conditions warrant. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The share repurchase authorization expired on December 31, 2017 with no additional shares having been repurchased during the 39-weeks ended September 29, 2018.

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

Dated: October 31, 2018

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