Form 10-K
period 2018-12-29
GARMIN LTD
filed 2019-02-20
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☑

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price of the registrant’s common shares on the Nasdaq Stock Market for June 29, 2018) was $7,753,502,173.

Number of shares outstanding of the registrant’s common shares as of February 15, 2019:

Registered Shares, CHF 0.10 par value – 198,077,418 (including treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10-K into which Incorporated
Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed no later than 120 days after December 29, 2018.	Part III

Garmin Ltd.

2018 Form 10-K Annual Report

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

This discussion of the business of Garmin Ltd. (“Garmin” or the “Company”) should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1. Garmin has identified five reportable segments for external reporting purposes: auto, aviation, marine, outdoor and fitness. There are two operating segments (auto PND and auto OEM) that are not reported separately but are aggregated within the auto reportable segment. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually.

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

Company Overview

For nearly 30 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new Global Positioning System (GPS) navigation and wireless devices and applications that are designed for people who live an active lifestyle. Garmin serves five primary business units, including auto, aviation, fitness, marine, and outdoor. We believe it is through these business units that Garmin is able to achieve synergies in raw material purchases, manufacturing, distribution, research and development and marketing efforts making for a stronger, more effective company. Garmin designs, develops, manufactures, markets and distributes a diverse family of hand-held, wearable, portable and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products. In 2018, Garmin celebrated a milestone in delivering its 200 millionth product since the inception of the business and delivered more than 14.9 million products during the year.

Overview of the Global Positioning System

The Global Positioning System (GPS) is a global navigation satellite system that is able to provide precise geographic location and data to GPS receivers. The system consists of a constellation of orbiting satellites and provides global coverage. Access to GPS is provided free of charge. GPS satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense, which maintains an ongoing satellite replenishment program to ensure continuous global system coverage.

Garmin utilizes a variety of other global navigation satellite systems (GNSS) including, but not limited to:

●	Japan’s MTSAT-based Satellite Augmentation System (MSAS) which achieved initial operating capability for enroute, terminal and approach navigation for aviation on September 27, 2007.
●	The European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service which achieved initial operating capability for enroute, terminal, and approach navigation on March 2, 2011.
●	The Global Navigation Satellite System (GLONASS), a space-based satellite navigation system operated by the Russian Federation, consisting of 24 satellites and providing world-wide coverage.
●	The Galileo system, a global navigation satellite system that is currently being built by the European Union and European Space Agency with 30 total satellites planned for orbit (24 operational and six active spares), of which 26 are currently operational. Complete operational status is expected by 2020.
●	The BeiDou Navigation Satellite System (BDS), a Chinese satellite navigation system that is expected to have 35 operating satellites in orbit by 2020 and will provide global coverage.

In certain urban canyon or restricted sky visibility situations, the combination of multiple global navigation satellite systems to produce a navigation fix may result in improved accuracy.

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

Auto

Garmin offers a broad range of products designed for use in the auto market.  Garmin currently offers to customers around the world:

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

Garmin offers the Garmin Drive™ and Smartphone Link mobile applications across a broad range of smartphones and tablets including iOS, Android and Windows enabled devices.  The Drive and Smartphone Link mobile applications allow a compatible Garmin personal navigator to connect to a compatible smartphone. Information can be shared between the smartphone and the personal navigator including notifications, contacts, search results, driving destination, and even parking location. Real-time services such as live traffic, weather, and live parking can be accessed for useful, real-time driving information.

Original Equipment Manufacturer (OEM) Solutions –

Garmin has cultivated key relationships with many automobile manufacturers to be the provider of a variety of auto OEM solutions. These range from complete embedded infotainment systems that provide a broad range of functionality, to integrated camera solutions, embedded navigation solutions, and precise positioning technology solutions. These support not only the infotainment system in the vehicle, but also key advanced driver-assistance systems (ADAS) functionality as well.

Cameras –

Garmin offers VIRB® action cameras that capture 360-degree footage up to 5.7K/30fps with digital image stabilization, voice or wireless remote control, and the ability to take high quality still photographs while the video camera is recording. VIRB action cameras offer built-in Wi-Fi, data sensors and a high-sensitivity GPS receiver to add speed, elevation, G-force, heart rate, and other data onto video through our VIRB Edit and VIRB Mobile applications.

Garmin offers GPS-enabled DashCams that provide high-quality video recording, provide forward collision and lane departure warnings, and automatically saves video footage with G-sensor incident detection. DashCams are offered as compact, discreet standalone cameras that can be mounted to a car windshield or built-in to certain PNDs. Garmin also offers wireless backup cameras that can be utilized with compatible PNDs to display camera footage behind the vehicle when the vehicle is in reverse.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers to consumers around the world:

Outdoor Handhelds –

Outdoor handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, microSD™ card slot for optional customized maps, Bluetooth for smartphone connectivity, satellite communication and other features. Outdoor handhelds are sold under the Oregon®, Rino®, Montana®, eTrex®, GPSMAP®, Foretrex® and inReach® product lines. Each series of products is designed to serve various price points and niche activity categories. Handhelds with inReach include global satellite technology which, when combined with an active subscription, offers 2-way text messaging, S.O.S. capabilities and weather forecasts while anywhere in the world.

Adventure Watches –

Garmin offers GPS ruggedized smartwatches for outdoor activity. The fēnix® series provides advanced multisport features for hiking, climbing, skiing, running, cycling, swimming, yoga, repetition counting, and more. The fēnix series also offers a variety of navigational tools, third party application support with Connect IQ™ and connected features, as well as Elevate™ wrist heart rate technology for certain models. The fēnix 5 and 5 Plus series offer three different watch sizes, along with multiple QuickFit® band options available for each model. The fēnix 5 Plus series added color maps, Garmin Pay™ contactless payment solution, and music to all three watch sizes. The fēnix 5X Plus also introduced Garmin’s first wearable to offer a wrist-based Pulse Oximeter for altitude acclimation awareness. The tactix® Charlie provides preloaded full-color TOPO mapping and other features inspired by the requirements of law enforcement and police special operations. The Descent™ Mk1 is a watch style dive computer that offers divers GPS navigation, multiple dive modes, support for up to six gasses, and additional features including Garmin Elevate™ wrist heart rate technology and a variety of multisport features. In 2018, Garmin introduced Instinct, a rugged and reliable outdoor GPS smartwatch with built-in sports apps, heart rate sensor, smart connectivity and wellness data.

Golf Devices –

The Approach® series of golf-focused devices includes handhelds, wrist-worn devices, club sensors, and laser ranging devices with over 41,000 preloaded worldwide golf courses. The offerings range from basic display of yardages to the front, back and middle of greens to advanced, touchscreen devices providing measurement of individual shot distances and display of the slope-adjusted yardage to fairways, hazards and greens. The S10 is an easy-to-use entry level GPS golf watch that provides precise distances to the front, middle, and back of the green on over 41,000 preloaded golf course maps on a 1.3-inch high-resolution sunlight readable screen. The S20 model includes AutoShot to automatically record distance and location of shots, daily activity tracking and smart notifications. The S60 model also includes a touchscreen display and PlaysLike feature, which takes into account the elevation change between golfers and their target to calculate the distance for how the shot will likely play. The S60 also offers Connect IQ support and a premium model which features a ceramic bezel.

Many of the golf devices include a statistic-tracking feature that allows users to track and analyze their golf statistics through a Garmin mobile application. Some devices include swing metrics, which give audible tones to fine-tune swing tempo, an internal compass which provides directional assistance to the pin on blind shots, manual pin positioning, which allows users to tap and drag the flag on the green for precise yardage to the flag, and the ability to display emails, text messages and alerts.

In 2018, Garmin also introduced the Approach Z80, a full-featured integrated laser range finder with GPS, and Approach CT10, club tracking sensors for fully automated game tracking. The Z80 laser range finder features an overlaid image of the hole on over 41,000 preloaded golf courses and also includes image stabilization to reduce shakiness and PlaysLike feature to adjust distances based on uphill or downhill slope. The CT10 sensors are lightweight sensors added to golf clubs and paired with compatible Garmin golf wearables to provide in-depth analysis and insight on distance and accuracy on each golf club.

Dog Tracking and Training Devices –

Garmin offers a series of dog-focused products providing a range of functionality including GPS-enabled dog tracking, electronic dog training, and automatic bark detection and correction. The products are offered under the Astro®, Alpha®, Atemos™, PRO, Sport PRO™, BarkLimiter™, Delta® and Delta Smart™ product lines. The Alpha and Astro series can pinpoint multiple dogs’ positions at one time through all-weather collars and a handheld system, and can also connect to a variety of compatible Garmin devices such as the Garmin DriveTrack™ 71 GPS navigator or certain adventure watches to display dog positions. Alpha combines the tracking capabilities of Astro with electronic dog training. The BarkLimiter is an intuitive electronic bark correction device. The Delta and PRO series of training collars offers a remote training device with integrated bark limiting capability for consumer and professional dog training markets, with additional tracking features available on the PRO 550 Plus.

Garmin Connect and Garmin Connect Mobile –

Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness, activities and workouts, and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community.

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

Fitness

Garmin offers a broad range of products designed for use in fitness and activity tracking. Garmin currently offers to consumers around the world:

Running/Multi-Sport Watches –

The Forerunner® series offers compact, lightweight training watches for athletes with an integrated GPS sensor that provide time, speed, distance, pace and other data. Most models also offer a heart rate monitoring function and heart-rate based calorie computation. In 2018, Garmin added the Forerunner 645 and Forerunner 645 Music, delivering a premium GPS running watch with Garmin Elevate™ wrist-based heart rate monitoring and Garmin Pay™ contactless payment solution, while the Forerunner 645 Music adds music storage capabilities to the watch. All Forerunner models allow runners to upload their data to the Garmin Connect application, where they can store, analyze and share their workout data. Additional advanced features include: Virtual Racer™, which allows runners to race against their previous best times, recovery advisor, race predictor and VO2 max estimate. Some models are designed specifically for triathletes. These all-in-one GPS-enabled devices provide detailed swim metrics and track distance, speed/pace, elevation and heart rate for running and cycling.

Cycling Computers –

The Edge® series measures speed, distance, time, calories burned, climb and descent, and altitude offering an integrated personal training system designed for cyclists. In addition, Garmin offers devices geared toward performance-driven cyclists offering real-time connectivity through a smartphone, providing live tracking, social media sharing and real-time weather updates. The Edge series range from basic easy-to-use bike computers to premium, top-of-the-line models with advanced navigation, performance and cycling awareness features.

Cycling Power Meter –

Garmin offers Vector™, which is a high-precision pedal-based power meter designed specifically for cyclists. It provides power data to compatible devices with (or using) ANT+® technology. Some models also measure and present right and left leg power balance.

Cycling Safety and Awareness –

Garmin offers the Varia™ product line focused on cycling safety and awareness. Varia bike radar alerts cyclists when vehicles are approaching from behind and Varia bike lights make the cyclist more visible when out on the road. Varia Vision™ is a heads-up display that makes data available to the cyclist in their line of sight.

Activity Tracking Devices –

Garmin offers numerous devices to address the activity tracking market. The vívomove® HR provides wrist-based heart rate monitoring, sleep monitoring, and activity tracking to a hybrid smartwatch. The vívofit® fitness bands provide a personalized daily goal, track progress and remind users when it’s time to move. The devices feature a one-year battery life with an always-on display that show steps, goal countdown, calories, distance, time of day and heart rate when paired with a monitor. The vívosmart® provides the same functions as the vívofit bands but also includes Garmin Elevate™, smart notifications and a vibration alert, and a wrist-based pulse oximeter sensor in the vívosmart 4 that was released in 2018. The vívosport® incorporates GPS, allowing users to even more accurately track distance, time and pace for their activities, as well as view a map of their activity on Garmin Connect™. The vívoactive® smartwatches are focused on the active lifestyle consumer with all the basic activity tracking features along with applications designed for running, cycling and swimming and includes connectivity to the Connect IQ™ application store for further customizations and capabilities. The vívoactive 3 Music was released in 2018, which added music storage capabilities to the vívoactive GPS smartwatch product line.

Marine

Garmin is a leading manufacturer of recreational marine electronics and offers a broad range of products. Garmin currently offers to customers around the globe:

Chartplotters and Multi-Function Displays (MFDs) –

Garmin offers numerous chartplotters/MFDs under the GPSMAP® and echoMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 24-inch fully-integrated Glass Helm offerings. The Garmin Quickdraw™ Contours feature allows users the ability to generate their own fishing charts while they cruise around the lake and even share or download this fishing charts from a global community. Additionally, most models have the CHIRP sonar function fully integrated to reduce system cost. Our chartplotters also support “plug-and-play” access to onboard sensors and Garmin accessories with NMEA 2000, Garmin Marine Network (a system that combines GPS, radar, SiriusXM WX Satellite Weather, sonar, and other components) and the FUSION-Link™ entertainment interface.  Most of our chartplotter/MFD line-up also support Wi-Fi to enable connected features including smartphone notifications, mobile updates for charts and software, crowd sourced data, user data synchronization, and others through the ActiveCaptain® app to ensure the latest information and software is always available for the vessel. The ActiveCaptain app is available in the Apple and Android app stores.

Cartography –

Garmin is a premier supplier of cartography for the recreational marine market. Together with our subsidiary Navionics®, which serves the content needs of many 3rd party chart plotters, Garmin is the worldwide leader in recreational marine content.  Cartography product options range from worldwide basemaps to highly detailed BlueChart® g2, BlueChart® g3, BlueChart® g2 Vision® and BlueChart® g3 Vision, LakeVü g3 and LakeVü g3 Ultra charts, Navionics+, Platinum+ and Hotmaps Platinum products with coverage in many parts of the world, offering auto-guidance (Garmin US-patented), Navionics Dock to dock autorouting, 3-D chart views and aerial reference photos. Many of these products include Garmin’s most detailed cartography based on our own surveys done in U.S. inland waters by Garmin’s fleet of high tech boats, content developed and owned exclusively by Navionics own survey and data collection efforts, as well as depth content based on Navionics popular SonarChart™ product containing community contributions worldwide.  We also offer the highly-rated Navionics boating app to bring cartography to the mobile phones and tablets of recreational boaters worldwide.

Fishfinders –

Garmin offers an advanced line of fishfinders, the Striker™ series, which incorporate GPS technology and Quickdraw™ Contours. These fishfinders are available in screen sizes from 4 to 9 inches and are paired with our latest technology sonar transducers to provide the clearest sonar pictures on the water. ClearVü sonar and Quickdraw Contours are offered on the 4-, 5-, 7- and 9-inch models which provides high resolution images of what is under the boat and the ability to create your own fishing maps. The 7- and 9-inch models also offer a SideVü option which provides similar high-resolution images but reaches much further out on either side of the boat making the search for fish more efficient. The GPS technology enables anglers to have highly accurate speed information and mark their best fishing spots and then easily return to them next weekend, next month, or next year. The 7- and 9-inch models also offer Wi-Fi technology which enables wireless updates and Quickdraw Contour sharing that give anglers access to a global fishing map community where owners can contribute or download what others have shared.

Sounders –

Garmin offers “black-box” sounders and “smart transducers” which interface with Garmin MFDs to enhance their utility by providing the depth sounder and fish finder functions in a remote mounted package. The black boxes provide CHIRP, Ultra High-Definition ClearVü, and Ultra High-Definition SideVü sonar, similar to our integrated sonar plotters, but can be mounted in a more convenient location away from the helm. Additionally, we offer up to 3kW transmit power with our black box line-up which will reach deeper depths for ocean use. Our newest smart transducer line is the Panoptix™ all seeing sonar. It provides detailed images that can be seen in real-time (LiveVü), 3D (RealVü), and in a forward-looking configuration (FrontVü) for seeing what is coming before you get there. Panoptix is offered in a range of transducers for transom, trolling motor, or thru-hull mounting configurations. Panoptix LiveScope™ was introduced in 2018 and takes all seeing sonar to a new level. LiveScope™ takes the real-time aspect of our original Panoptix but significantly increases the resolution to provide an unparalleled view of what is happening live under the water.

Autopilot Systems –

Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats. The systems incorporate such features as Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, remote steering and speed control, and integration with the Volvo Penta IPS steering and propulsion system. Garmin has also introduced steer-by-wire autopilot capabilities for various steering systems.

Radar –

Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption while greatly improving situational awareness of the captain. MotionScope can instantly show if a target is closing in or safely going the other direction. Fantom radars are available in both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. When paired with our newer MFDs, the radars support dual-range mode so users can operate the radar in two ranges independently. The Fantom radars are offered in addition to the more traditional magnetron radars. The Garmin radar solutions range from 18 inches to 6 feet antennas and from 4kW (or equivalent) up to 25kW with a maximum range of 96 nautical miles.

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

VHF Communication Radios –

Garmin provides marine VHF radios with the latest feature sets for the communication needs of all types of mariners. Our radios are NMEA 2000 compatible and the mid-range and premium radios are designed for larger vessels and include NMEA 0183, offer multi-station support, and monitor all AIS channels at the same time.

Handhelds and Wearable Devices –

Garmin offers a floating marine GPS handheld featuring a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography for the coastal United States. The quatix® series, Garmin GPS watches designed for mariners, combines marine features for navigation, sailing, stereo control, and even some autopilot functions while integrating Garmin’s GPS technology and interface. The quatix 5 model also includes Garmin Elevate™ wrist-based heart rate monitoring.

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

Digital Switching –

In 2018 Garmin acquired Trigentic who designs and manufactures digital switching equipment under the EmpirBus™ brand. The EmpirBus products provide power distribution and control solutions for marine and RV applications which enable advanced logic controls and smart electrical systems to enhance features in a boat or RV. Control for EmpirBus products is integrated into Garmin’s marine multi-function displays and RV OEM products.

Aviation

The Garmin aviation segment is a leading provider of solutions to aircraft manufacturers, existing aircraft owners and operators, as well as government/defense customers and serves a range of aircraft including business aviation, general aviation, experimental/light sport, helicopters, optionally piloted vehicles (OPV), unmanned aerial vehicles (UAV) and more. Garmin’s portfolio includes flight displays, navigation, communication, flight control, hazard avoidance, weather radar, radar altimeter, datalink weather receivers and services, engine information systems, traffic collision avoidance systems, terrain awareness and warning systems (TAWS), controller-pilot data link (CPDLC), an expansive suite of automatic dependent surveillance broadcast (ADS-B) solutions, in-cockpit and cloud connectivity, wearables, portables, apps, training, simulation, flight planning/filing, premium trip services, aviation data services as well as other solutions that are known for innovation, reliability, and value. The list below includes a sampling of some of the aviation capabilities currently offered by Garmin around the world:

Integrated Flight Decks/Flight Displays –

Garmin offers a range of integrated glass flight decks from the G1000® NXi for the general aviation and business aviation markets to the G5000® for business aviation, defense and commercial applications. Integrated capabilities include: navigation, communication, flight instruments, weather, terrain, traffic, ADS-B, engine information on large high-resolution color displays, and automatic flight control systems. Head-up display technology virtually mirrors the primary flight display instruments allowing for increased aircraft capability in adverse weather conditions. Additional features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP™), electronic flight charts, touchscreen and voice controls, CPDLC, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

Garmin offers similar integrated glass flight decks for the helicopter market with the G1000H® NXi, G3000H™, and G5000H™. Basic and advanced capabilities are similar to those offered to the fixed-wing aircraft market. The helicopter offerings have been optimized for rotorcraft and offer features like helicopter synthetic vision technology (HSVT™), helicopter terrain awareness and warning system with voice call outs, radar altimeter display, helicopter-specific databases that include additional heliports and low-altitude obstacles, WireAware™ wire-strike avoidance technology, as well as high resolution terrain, tailored ADS-B traffic alerting, and the ability to display video from a forward looking infrared (FLIR) camera or other video sources.

Garmin also offers all-glass integrated flight decks to the retrofit market through G950® NXi, G1000® NXi, G3000® and G5000®. Additionally, Garmin offers electronic flight display solutions that provide essential information such as aircraft altitude, attitude and heading while also displaying data from other avionics such as weather, traffic and much more. These solutions include G3X Touch™, G500H TXi, G500 TXi, G600 TXi and G700 TXi.

Panel-mount aviation products –

GPS/Navigation/Communication Solutions –

Garmin serves the market with the GTN™ series, a premium touchscreen GPS, VHF navigation and communication, and multi-function display (MFD). In addition to these core functions, this series of products combines a wealth of information for the pilot into a single display including flight planning, datalink weather, weather radar, traffic, terrain awareness and warning system (TAWS/HTAWS), charts, airport information, airspace boundaries, and much more. Additional capabilities provide advanced ADS-B “In” traffic display, including TerminalTraffic™ and patented TargetTrend™ technology as well as the ability to control the display with voice commands. Advanced GTN integration capabilities provide the option to install and control a remotely located transponder and audio processor for an even more streamlined installation and single interface. The GTN series also provides wireless cockpit connectivity (when properly equipped) with mobile device apps (such as Garmin Pilot™) or portable aviation navigators (such as aera® 660). Wireless cockpit connectivity features can include voice call control, text messaging, automatic wireless database updating via Database Concierge, wireless flight plan transfer, SiriusXM radio control, sharing of weather, traffic, position information and more. Garmin also offers more traditional VHF navigation and VHF communication transceivers with the GNC® and GTR™ series.

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

Business aviation, general aviation, helicopters and experimental/light sport aircraft can utilize our popular GTX 345 series of all-in-one ADS-B transponders that offer options with and without GPS built-in (if the aircraft is not already equipped with mandate required GPS source) as well as ADS-B “In”. ADS-B “In” information can be displayed on most Garmin multi-function displays and integrated flight decks as well as select third party displays. Additionally, the GTX 345 can wirelessly transmit this data to a portable device such as a tablet using the Garmin Pilot™ app or compatible Garmin aviation portable. ADS-B “In” offers pilots basic weather information including weather radar imagery, as well as traffic information that can be enhanced with our TerminalTraffic™ and patented TargetTrend™ technology.

Garmin also offers a range of FAA certified UAT-based ADS-B products within the GDL® series, including both ADS-B “Out” and ADS-B “In/Out” solutions with options for built-in GPS.

Many of the ADS-B “In” capable products provide traffic correlation with both Garmin and other compatible third-party traffic systems (such as TCAS) to provide a single, correlated display of traffic to the pilot. Some products also offer the option for diversity (dual) antenna installations.

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

Flight Control Solutions –

Garmin offers both standalone and integrated flight control solutions. Our G1000® NXi, G2000®, G3000® and G5000® platforms are integrated with our GFC™ 700 digital autopilot and optionally with our autothrottle solution. For aircraft not equipped with a Garmin integrated flight deck, we offer the GFC 600 and GFC 500 digital autopilots. The GFC 600 and GFC 500 uniquely integrate with our other stand-alone avionics to allow display of the autopilot modes, flight director (FD) command cues and more. The unique design of our autopilots delivers superior in-flight characteristics, self-monitoring capabilities and minimal maintenance needs when compared to older generation autopilot systems. They also boast a robust feature set that incorporates a number of safety-enhancing technologies, including Electronic Stability and Protection (ESP™), underspeed/overspeed protection, Level Mode and much more.

Portable and Wearable Solutions –

Garmin offers a variety of portable aviation solutions, including our aera® series portable navigators, VIRB® aviation action cameras, D2™ series pilot watches, inReach® global communicators and GDL® series remote ADS-B/SiriusXM receivers. The aera series offers aviators a touchscreen navigation device compatible with a complement of aviation databases including navigation, SafeTaxi®, FliteCharts®, airport directory and terrain/obstacles for heightened situational awareness. Advanced features can include: 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, and SiriusXM radio and weather display (subscription required). Complementing the portable display products and the Garmin Pilot™ mobile application is the GDL 52 series, which can provide a remote source of GPS, ADS-B “In” information for traffic and weather, SiriusXM weather and audio as well as backup attitude reference.

The Garmin wearable aviation solutions include our D2 series pilot watches, which offer a built-in worldwide aviation navigation database and more alongside multisport and smartwatch features. Designed specifically for aviators, the current D2 series can display weather information (METARS and TAFs) as well as weather radar from an internet connected smartphone. Other flight information capabilities include a moving map overlaid with the aircraft’s position, HSI navigation, Zulu/UTC time and more. With a built-in baro-adjustable altimeter, vibrating alerts based on altitude can be activated to remind a pilot to activate supplemental oxygen or perform other time critical tasks. The D2 Delta series watches also include multisport features with wrist-based heart rate monitoring, smartwatch capabilities, music storage capabilities, and a wrist-based pulse oximeter sensor available on the D2 Delta PX. Our VIRB aviation action camera products provide pilots a comprehensive solution to record their flights, with the ability to integrate air traffic control communications to the audio recording, filter out prop distortion and overlay speed, altitude, G-force and more for enhanced post flight analysis.

inReach satellite communications and services provide the ability to stay in touch globally. Send and receive messages, navigate your route, track and share your journey and, if necessary, trigger an SOS to get emergency help from a 24/7 global monitoring center via the 100% global Iridium® satellite network.

Services –

Mobile Applications –

Garmin Pilot™ is a premium, global app for iOS or Android mobile devices used for flight planning, filing a flight plan, in flight navigation, and automatic flight logging. It offers a comprehensive and simplified experience to access a wealth of information during any particular phase of the flight including weight and balance, performance, and trip calculations, checklists, airport information, weather, traffic, 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, ADS-B weather and traffic as well as SiriusXM radio and weather (subscription required). It incorporates global or regional navigation databases and charting options from Garmin as well as optional Jeppesen data and charts. While internet connected, the app provides access to comprehensive global weather information, as available per region, that generally includes weather radar, weather report (METARS), forecasts (TAFs), weather alerts (AIRMETS/SIGMETS), pilot reports, satellite imagery (visible and IR), winds and temperature aloft, lightning data, and notices to airmen (NOTAM). Garmin Pilot is the cornerstone of Garmin’s connected cockpit, for example when connected wirelessly with G1000® NXi, a host of benefits become available including automated database updates for the avionics, flight plan transfer, weather and traffic streaming, real-time engine information and much more. Garmin Pilot™ is also wirelessly compatible with select aera® series portables, D2™ aviator watches, G3X Touch™ flight displays, GTX™ series transponders, VIRB® action cameras, inReach® communicators and much more.

Additionally, the FltPlan® Go app offers pilots a free, advertisement supported, alternative to Garmin Pilot and is available for iOS, Android, Windows and Mac. The FltTrack™ app, available for iOS and Android, allows users to view flights by aircraft registration on high-resolution, full-screen maps with weather radar. Flight details include both filed and actual departure times and filed/amended routes. The FltLogic® app is the mobile companion to the FltLogic scheduling website and is available for iOS and Android. It allows pilots and passengers to stay up to date with scheduled flights and provides administrators the ability to create and edit events from their mobile device.

Web Services –

Pilots and operators can utilize a variety of Garmin web applications before, during and after flights. FltPlan.com is the core of these applications and is trusted by pilots and flight departments to plan and file more flight plans than any other provider. It is renowned for fuel burn accuracy, reliable flight times, accurate routing and features performance profiles for more than 320 aircraft models from experimental aircraft to inter-continental business jets.

FltPlan.com offers a suite of comprehensive trip services designed to help support pilots and flight departments. Services include Pre-departure clearances, runway analysis, eAPIS, international handling, privacy services with DOT COM call signs, flight tracking, fleet management and flight logistics/scheduling.

For flight scheduling, FltLogic.com offers a comprehensive suite of features from trip requests and approvals to flight planning and post-flight reporting to meet complex and changing operational needs. FltPlan® Manager is an integrated, web-based fleet tracking program designed specifically for charter operations, large flight departments, and fractional operations. It offers operators better insight and control of their fleet from a single administrative account. FltSafety.com is a safety management system website that assists pilots and flight departments in managing potential hazards and risks and ensuring overall safety within flight operations.

Aviation Databases –

Garmin offers a wide selection of databases, extended warranties and subscription services to complement our products. Our database offerings include Navigation Data, Obstacles, SafeTaxi® enhanced airport diagrams, Terrain, Basemap and more. Some of these databases are required by government regulations to be updated regularly for legal flight, and Garmin offers single updates as well as annual subscriptions for owners and operators to update all of an aircraft’s qualifying avionics systems at a single price. With a database subscription and compatible avionics, owners and operators can conveniently and wirelessly transfer the latest database updates to their avionics via a mobile device running our Garmin Pilot™ application.

Extended Warranties –

Our aviation product support team has been honored with top awards from two of the leading independent avionics support surveys for 15 consecutive years. To further our full product support beyond the standard product warranties, we also offer fixed price extended warranties for integrated flight decks and custom plans tailored to the owner or operator’s needs, allowing them peace of mind and predictable maintenance costs. These further our standard warranty periods with world-class factory technical service, 24/7 aircraft-on-ground (AOG) emergency service and more.

Datalink Communications –

Our comprehensive satellite datalink network subscriptions provide owners and operators with compatible avionics, a global weather, voice calling, text messaging and position reporting solution. Global weather includes radar imagery, cloud cover, METARs, TAFs and much more for any point on the globe where the data is available (weather products vary by region).

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a large worldwide network of independent dealers and distributors, who meet our sales and customer service qualifications. No single customer’s purchases represented 10% or more of Garmin’s consolidated net sales in the years ended December 29, 2018, December 30, 2017, and December 31, 2016. Marketing support is provided geographically from Garmin’s offices around the world. Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction. Some of Garmin’s larger consumer products dealers and distributors include:

●	Amazon.com—internet retailer;

●	Best Buy—one of the largest U.S. and Canadian electronics retailers;

●	Walmart—the world’s largest mass retailer; and

●	Decathlon—one of the world’s largest sporting goods retailers

Garmin’s retrofit avionics and aviation portable products are sold through a large group of approved Garmin Sales and Service Centers around the world and, in the case of aviation portable products, also through select catalogs and pilot shops. Garmin’s largest aviation dealers include Aircraft Spruce & Specialty Co., Elliott Aviation, Gulf Coast Avionics Corp., Park Rapids Avionics, and Sarasota Avionics. Avionics dealers have the training, equipment and certified staff required for installation of Garmin’s avionics equipment.

In addition to the traditional distribution channels mentioned, Garmin has many relationships with original equipment manufacturers (OEMs). In the auto segment, Garmin’s products are sold globally to automotive and motorcycle OEMs, either directly or through tier 2 sourcing. Some of Garmin’s larger OEM relationships include BMW, Chrysler, Daimler (Mercedes Benz), Honda, Toyota, and Volkswagen. In the marine segment, Garmin’s products are standard equipment on various models of boats. Some of the larger OEM relationships include Chaparral Boats, Inc., Cobalt Boats, LLC, Groupe Beneteau, Hydrasports Boats, Ranger Tugs, Regal Marine Industries, Inc., Sea Hunt, Sportsman Boats, Tiara, Viking Yachts, and Yellowfin Yachts. In the aviation segment, Garmin’s avionics systems are either standard equipment or optional equipment on various models of aircraft. Some of the larger OEM relationships include Airbus Helicopters, Bell Helicopter, Bombardier Business Aircraft, Cirrus Aircraft, Daher, Diamond Aircraft, Embraer, Gulfstream Aerospace, Honda Aircraft, Leonardo Helicopters, Piper Aircraft, Quest Aircraft, Robinson Helicopter Company, Tecnam, and Textron Aviation.

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

Garmin believes that its principal competitors for portable automotive products are MiTAC Digital Corporation (MiTAC) (which distributes products under the brand names of Magellan, Mio, and Navman) and TomTom N.V. Garmin believes that its principal competitors for infotainment solutions are Alpine Electronics, Inc., a subsidiary of Alps Electric Co., Ltd., Harman International Industries, the Mitsubishi Group, and Panasonic Corporation. Garmin believes that its principal competitors for outdoor product lines are Dogtra Company, Magellan, a subsidiary of MiTAC, SportDOG Brand, Suunto Oy, and Vista Outdoor. Garmin believes that its principal competitors for fitness products are Apple Inc., Bryton Corp., Fitbit Inc., Huami Corporation, Huawei Technologies Co. Ltd., Polar Electro Oy, Samsung Electronics Co., Ltd., Sigma Sports, Suunto Oy, and Wahoo Fitness. For marine products, Garmin believes that its principal competitors are Flir Systems, Inc., Furuno Electronic Company, the Humminbird division of Johnson Outdoors, Inc., and Navico. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Appareo Systems, Aspen Avionics, Avidyne Corporation, CMC Electronics, Collins Aerospace, Dynon Avionics, ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Safran SA, Thales, and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff, which numbered approximately 4,200 people worldwide as of December 29, 2018. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success. Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

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

Garmin’s design, manufacturing, distribution, and servicing processes in its U.S., Taiwan, China and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan, China, U.K., and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

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

As of January 10, 2019, Garmin has been issued over 1,170 patents throughout the world and holds more than 800 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Environmental regulation of Garmin’s products is increasing.  Many of Garmin’s products are subject to laws relating to the chemical and material composition of our products and their energy efficiency.  Garmin is also subject to laws requiring manufacturers to be financially responsible for collection, recovery and recycling of wastes from certain electronic products. Compliance with current environmental laws does not have a material impact on our business, but the impact of future enactment of environmental laws cannot yet be fully determined and could be substantial.

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

Garmin continues to strive to reduce our carbon footprint by increasing our environmental sustainability efforts.  Our manufacturing locations have implemented increased recycling processes that keep all obsolete Garmin manufactured material from entering the waste stream. Additionally, our new facility in Olathe, Kansas has been constructed with energy efficient considerations, including reduced water consumption, LED lighting, and reflective roofing to deflect solar radiation.

Employees

As of December 29, 2018, Garmin had approximately 13,000 full and part-time employees worldwide, of whom approximately 5,000 were in North America, 5,300 were in Taiwan, 1,600 were in Europe, and 1,100 were in other global locations. Except for some of Garmin’s employees in Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin’s North American or Taiwan employees are covered by a collective bargaining agreement. Garmin considers its employee relations to be positive.

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

Economic, regulatory, and political conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete. We have international operations which make up a significant portion of our total revenue, which can present challenges depending on economic and geopolitical conditions on both a global and regional scale. Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue and in the future, could result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations. Uncertainty in the geopolitical climate could create trade disputes or increased tariffs which could adversely affect our results of operations.

The auto segment, which represents approximately 19% of our revenue, is expected to continue to decline in 2019. The demand for personal navigation devices (PNDs) has been and continues to be reduced by replacement technologies becoming available on mobile devices and factory-installed systems in new autos, as well as by market saturation.

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

The United Kingdom (UK) is scheduled to formally leave the European Union (EU) on March 29, 2019. The effects of the UK’s withdrawal from the EU are not yet known and the uncertainty creates challenges and risks which could have a material effect on our business and results of operations.

The United Kingdom (UK) held a referendum in June 2016 where a majority vote was reached supporting the UK withdrawal from the European Union (EU), commonly referred to as "Brexit". Brexit is currently scheduled to occur on March 29, 2019. The UK and EU have had ongoing negotiations with respect to the UK's withdrawal terms, however, there is continued uncertainty surrounding the future relationship between the UK and EU. Barring an approved agreement by Parliament, the UK will exit the EU on March 29, 2019 without a transition plan. If the UK withdraws from the EU without a transition plan, the UK would lose its tariff-free trade status with other EU members and create customs border issues. Increased tariffs would apply to both goods imported to and exported from the UK. The long-term risks of Brexit include economic recessions in the UK and in other European markets, raising concerns over currency stability for both the British Pound Sterling and the Euro. There is risk that other current EU member states may also consider withdrawal from the EU depending on the EU economy following Brexit, which would increase the long-term risk of economic recessions in European markets and could result in further currency instability for the Euro.

We have operations in the UK, including offices and a distribution facility, and several EU member states and therefore Brexit will impact our operations. We have certain measures in place to reduce the impact to our business operations, however, risks such as slow or inefficient border clearance, prolonged economic recession, and currency fluctuations could have material adverse effects on our business operations, results of operations, and financial condition. As noted in our other risk factors, currency volatility of the British Sterling Pound and Euro could have significant effects on our results of operations. If a deal is reached between the UK and the EU, the impacts of Brexit would have a lesser impact to our financial condition and business operations. Given the number of different outcomes still possible, including delaying the exit or holding a second referendum, the impacts of Brexit are difficult to determine until specific terms of the withdrawal are reached.

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

We have generally been able to increase or decrease production to meet fluctuations in demand. However, the demand for our products depends on many factors and may be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support a diverse product portfolio, as competition in the market for our products intensifies and as the markets for some of our products mature. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

●	If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

●	Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

●	If forecasted demand does not develop, we could have excess inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

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

If our products malfunction or contain errors or defects, we could be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a materially adverse impact on our business, financial condition and results of operations.

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

Regulatory authorities and legislative bodies around the world, including in the United States, have enacted or are considering a number of legislative and regulatory proposals concerning data protection. In May 2018, the General Data Protection Regulation (GDPR), a new data protection regulation, went into effect in the EU. Noncompliance with GDPR could result in significant fines and penalties. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, Asia, Latin America, and elsewhere are sometimes uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We rely on information technology systems for our business operations. Failures or disruptions, including security breaches or cyber attacks, to our information technology systems may harm our reputation and adversely affect our business and result of operations.

Our information technology systems allow for our daily business operations to operate efficiently and effectively. These systems assist in our business processes, including, but not limited to, communications, financial management, supply chain management, order processing, shipping and billing and providing services and support to our customers. Additionally, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. A disruption to any of these processes can adversely affect our business and results of operations. Furthermore, a breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our intellectual property as well as our customers’ or our employees’ intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect our competitive position and operating results as a result of theft of our intellectual property and could negatively affect our reputation as a trusted product and service provider by adversely affecting the market’s perception of the security or reliability of our products or services.

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

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. The United States’ relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the “one-China” policy. Deviations from the “one-China” policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could adversely affect our operations in Taiwan in the future.

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

Prior to the 2017 Act, the Company did not believe we, or any of our non-U.S. subsidiaries, were considered a CFC, which is a determination made daily based on whether the 10% U.S. shareholders together own, or are considered to own as a result of the attribution rules, more than fifty percent of the voting power or value of a non-U.S. corporation.  The 2017 Act repealed Internal Revenue Code Section 958(b)(4), which, unless clarified in future regulations or other guidance, may result in classification of certain of the Company’s foreign subsidiaries as CFCs with respect to any single 10% U.S. shareholder. This may be the result without regard to whether 10% U.S. shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company as was the case under prior rules. The repeal is effective as of the last taxable year of CFCs beginning before January 1, 2018 and for the taxable year of 10% U.S. shareholders in which the CFCs’ taxable year ends.

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

Some of our products are subject to governmental regulation or certification. Failure to obtain required certifications of our products on a timely basis, either due to government shutdown or other delays in the certification process, could harm our business.

Federal Aviation Administration (FAA) certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted, and may in the future result in our being required to pay compensation to our customers. Additionally, failure of the United States Congress to appropriate funds for FAA operations that results in a shut down of FAA operations or furloughing of FAA employees, due to partial or complete government shutdowns or otherwise, could result in delays in the required FAA certification of our avionics products and in the production, sale and registration of aircraft that use our avionics products. Therefore, such inabilities or delays could have a material adverse effect on our business and financial results. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

In addition, in accordance with FCC rules and regulations, wireless transceiver products are required to be certified by the FCC in the United States and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business.

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

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions.

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

Any past or future acquisition could also result in difficulties assimilating acquired employees, operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate internal controls, compliance under the Sarbanes-Oxley Act of 2002, the GDPR and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s Global Positioning System satellites. The Global Positioning System operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.  Each country also has regulatory authority on how each band is used.  In the United States, the FCC and the National Telecommunications and Information Administration (NTIA) share responsibility for radio frequency allocations and spectrum usage regulations.

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

The market price of our shares has been, and may continue to be, highly volatile.  During 2018, the closing price of our shares ranged from a low of $57.66 to a high of $70.05. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

●	new products or product enhancements by us or our competitors;

●	general conditions in the worldwide economy, including fluctuations in interest rates and global currency exchange rates;

●	announcements of technological innovations;

●	product obsolescence and our ability to manage product transitions;

●	developments in our relationships with our customers and suppliers;

●	the availability, pricing and timeliness of delivery of components, such as flash memory and liquid crystal displays, used in our products;

●	quarterly fluctuations in our actual or anticipated operating results;

●	changes in applicable tax laws and tax rates;

●	developments in patents or other intellectual property rights and litigation;

●	announcements and rumors of developments related to our business, our competitors, our suppliers or the markets in which we compete;

●	research reports or opinions issued by securities analysts or brokerage houses related to Garmin, our competitors, our suppliers or our customers;

●	any significant acts of terrorism against the United States, Taiwan or significant markets where we sell our products; and

●	other factors as discussed in the previously listed risks.

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

As of January 17, 2019, members of our Board of Directors, and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 31.79% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

We may follow a share repurchase process for future share repurchases, if any, similar to a “second trading line” on the SIX Swiss Exchange in which Swiss institutional investors buy shares on the open market and sell these shares to us and are generally able to receive a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting our shareholders to Swiss withholding taxes if and to the extent that the repurchase of shares is made out of retained earnings or other taxable reserves. No withholding tax would be applicable if and to the extent that qualifying capital contribution reserves are attributable to the share repurchase.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Garmin and its subsidiaries own a majority of their principal properties and lease certain other properties. Depending on location, the properties could be used for manufacturing, warehousing, research and development, office space, or a combination. Garmin’s principal properties are described below:

Garmin International, Inc. and Garmin USA, Inc. own and occupy facilities of approximately 1,990,000 square feet on approximately 107 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured, and products are warehoused, distributed, and supported for North, Central and South America.

Garmin International, Inc. leases 148,000 square feet of land at New Century Airport in Gardner, Kansas under a ground lease and occupies two aircraft hangars on this land, one of which is owned (47,000 square feet) and the other leased (53,000 square feet). Both properties serve as flight test and certification facilities that are used in development and certification of aviation products.

In October 2018, Garmin International, Inc. completed the construction of a new 775,000 square foot manufacturing and distribution center in Olathe, Kansas, which concluded the first phase of an expansion project that began in 2016. The second phase of the expansion will include renovation of the existing warehouse and manufacturing center into a research and development facility and supporting office space. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facility, which is leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and expects to continue to hold the bonds until maturity in order to benefit from property tax abatement.

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

Garmin Corporation owns and occupies 247,000 and 185,000 square foot facilities in Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility in Jhongli, Tao-Yang County, Taiwan, and a 576,000 square foot facility in LinKou, Tao-Yang County, Taiwan. These facilities are used for the manufacturing and warehousing of most of Garmin’s consumer and portable aviation products, as well as some research and development activities and the marketing and support of products for Asia Pacific countries. Garmin China YangZhou Co., Ltd. also leases a 204,000 square foot manufacturing facility in Yangzhou, Jiangsu, People’s Republic of China.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located in Totton, Southampton, England, used as offices and a distribution facility.

Garmin also owns and leases other properties, both internationally and domestically, not described above, that are used for office space, retail, and warehousing.

Item 3. Legal Proceedings

PulseOn Oy v. Garmin (Europe) Ltd.

On November 11, 2016, PulseOn Oy filed suit in the Patents Court in London, England, against Garmin (Europe) Ltd. alleging infringement of alleged UK unregistered design rights and Registered European Community Design No. 002473769-0004 (the “0004 Design”) and Registered European Community Design No. 002473769-005 (the “0005 Design”) by certain Garmin products with wrist-worn heart rate monitors. A trial was held in November 2017. During the trial PulseOn abandoned its claim of infringement of alleged UK unregistered design rights. On January 18, 2018 the court issued a judgment holding that no accused Garmin products infringed either the 0004 Design or the 0005 Design. On February 21, 2018, PulseOn Oy filed an application with the Court of Appeal in England seeking leave to appeal the judgment of the Patent Court issued on January 18, 2018, holding that no accused Garmin products infringed either of the Registered Community Designs asserted by PulseOn Oy. Leave to appeal was granted and the hearing of PulseOn’s appeal before the Court of Appeal took place on January 30 and 31, 2019. On February 13, 2019, the Court of Appeal issued its judgment dismissing PulseOn’s appeal.

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

The Company settled or resolved certain other matters during the fiscal year ended December 29, 2018 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 7, 2019.

Dr. Min H. Kao, age 70, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 53, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012, and is currently maintaining the role of principal operating officer. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, and Software Engineering Manager of Garmin International, Inc. from 1995 to 2002 and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 56, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 63, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Garmin’s shares have traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of February 15, 2019, there were 180 shareholders of record.

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2017. The Company made no repurchases of shares during the year ended December 29, 2018. See Note 11 for additional information regarding the share repurchase plan.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Stock Performance Graph

This performance graph shall not be deemed ’‘filed’’ with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph below matches Garmin Ltd.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq 100 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Garmin Ltd., the NASDAQ Composite Index and the NASDAQ 100 Index

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18

Garmin Ltd.	100.00	118.40	87.53	119.57	152.55	167.55
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ 100	100.00	120.99	136.23	148.44	198.95	198.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 29, 2018 and December 30, 2017 and the selected consolidated statement of income data for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 were derived from the Company’s audited consolidated financial statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2016, December 26, 2015, and December 27, 2014 and the selected consolidated statement of income data for the years ended December 26, 2015 and December 27, 2014 were derived from the Company’s audited consolidated financial statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

The Company adopted the new accounting standard for revenue recognition, as discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, effective beginning with the Company’s first quarter of 2018. Adoption of the new revenue recognition standard was applied using the full retrospective method, and information for prior periods within Items 6 and 7 in Part II of this Form 10-K have been restated accordingly.

In the table presented below, the consolidated statements of income and balance sheet data for the years ended December 30, 2017 and December 31, 2016 and the balance sheet data for the year ended December 26, 2015 have been restated in accordance with the Company’s adoption of the new revenue recognition standard.

	Years ended (1)
	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$3,347,444	$3,121,560	$3,045,797	$2,820,270	$2,870,658
Cost of goods sold	1,367,725	1,323,619	1,357,272	1,281,566	1,266,246
Gross profit	1,979,719	1,797,941	1,688,525	1,538,704	1,604,412

Operating expenses:
Advertising expense	155,394	164,693	177,143	167,166	146,633
Selling, general and administrative	478,177	437,977	410,558	394,914	372,032
Research and development	567,805	511,634	467,960	427,043	395,121
Total operating expenses	1,201,376	1,114,304	1,055,661	989,123	913,786

Operating income	778,343	683,637	632,864	549,581	690,626
Other income, net (2)(3)	44,904	13,434	5,761	17,606	33,119
Income before income taxes	823,247	697,071	638,625	567,187	723,745

Income tax provision (benefit) (4)	129,167	(11,936)	120,901	110,960	359,534
Net income	$694,080	$709,007	$517,724	$456,227	$364,211

Net income per share:
Basic	$3.68	$3.77	$2.74	$2.39	$1.89
Diluted	$3.66	$3.76	$2.73	$2.39	$1.88
Weighted average common shares outstanding:
Basic	188,635	187,828	188,818	190,631	193,106
Diluted	189,734	188,732	189,343	191,107	194,165

Dividends declared per share	$2.12	$2.04	$2.04	$2.04	$1.92

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$1,201,732	$891,488	$846,883	$833,070	$1,196,268
Marketable securities	1,513,112	1,421,720	1,480,237	1,558,548	1,575,333
Total assets	5,382,858	4,948,289	4,484,549	4,478,529	4,693,303
Total debt	—	—	—	—	—
Total stockholders’ equity	4,162,974	3,852,419	3,453,259	3,373,734	3,403,367

(1)	Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding Fiscal 2016 which includes 53 weeks.
(2)	Other income, net mainly consists of gain (loss) on sale of marketable securities, interest income, and foreign currency gain (loss).
(3)	Includes $7.6 million, $22.6 million, $31.7 million, $23.5 million, and $4.3 million of foreign currency losses in 2018, 2017, 2016, 2015, and 2014, respectively.
(4)	2017 – includes $180.0 million income tax benefit primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election to align Switzerland corproate tax positions with international tax initiatives, partially offset by $22.6 million of income tax expense due to the expiration of certain share-based awards;

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal years 2018 and 2017 contained 52 weeks compared to 53 weeks for 2016. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to “we,” “us,” “our” and similar terms refer to Garmin Ltd. and its subsidiaries.

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

For information on each of the following critical accounting policies and/or estimates, refer to the discussion in the Notes to the Consolidated Financial Statements as indicated in the table below:

Intangible Assets	Note 2 - Summary of Significant Accounting Policies
Revenue Recognition	Note 2 - Summary of Significant Accounting Policies & Note 13 - Revenue
Product Warranty	Note 2 - Summary of Significant Accounting Policies
Legal and Other Contingencies	Note 2 - Summary of Significant Accounting Policies & Note 4 - Commitments and Contingencies
Income Taxes	Note 2 - Summary of Significant Accounting Policies & Note 6 - Income Taxes

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

Sales price variability has had and can be expected to have an effect on our gross profit. Our gross profit is dependent on segment mix, and to a lesser extent, product mix within each segment.

Advertising Expense

Our advertising expenses consist of costs for media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

●	salaries for sales, marketing and product support personnel;

●	salaries and related costs for executives and administrative personnel;

●	marketing, and other brand building costs;

●	accounting and legal costs;

●	information systems and infrastructure costs;

●	travel and related costs; and

●	occupancy and other overhead costs.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	100%	100%	100%
Cost of goods sold	41%	42%	45%
Gross profit	59%	58%	55%
Operating expenses:
Advertising	5%	5%	6%
Selling, general and administrative	14%	14%	13%
Research and development	17%	16%	15%
Total operating expenses	36%	36%	35%
Operating income	23%	22%	21%
Other income, net	1%	0%	0%
Income before income taxes	25%	22%	21%
Provision (benefit) for income taxes	4%	(0%)	4%
Net income	21%	23%	17%

The following table sets forth our results of operations through operating income for each of our five segments during the period shown. The Company’s CODM uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated. For each line item in the table, the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

52-weeks ended December 29, 2018	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$809,883	$858,329	$441,560	$634,213	$603,459
Cost of goods sold	281,629	386,565	182,804	363,420	153,307
Gross profit	528,254	471,764	258,756	270,793	450,152

Advertising expense	46,041	64,707	18,284	19,155	7,207
Selling, general and administrative expenses	120,588	135,096	97,682	88,672	36,139
Research and development expense	71,115	90,216	79,446	124,968	202,060
Total operating expenses	237,744	290,019	195,412	232,795	245,406

Operating income	$290,510	$181,745	$63,344	$37,998	$204,746

52-weeks ended December 30, 2017	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$698,867	$762,194	$374,001	$785,139	$501,359
Cost of goods sold	250,457	339,558	161,409	442,441	129,754
Gross profit	448,410	422,636	212,592	342,698	371,605

Advertising expense	41,113	75,660	16,101	25,639	6,180
Selling, general and administrative expenses	98,914	119,537	83,765	107,995	27,766
Research and development expense	58,516	80,674	62,398	126,320	183,726
Total operating expenses	198,543	275,871	162,264	259,954	217,672

Operating income	$249,867	$146,765	$50,328	$82,744	$153,933

53-weeks ended December 31, 2016	Outdoor	Fitness	Marine	Auto	Aviation

Net sales	$546,326	$818,486	$331,947	$909,690	$439,348
Cost of goods sold	205,822	381,281	148,238	511,988	109,943
Gross profit	340,504	437,205	183,709	397,702	329,405

Advertising expense	31,005	90,871	15,516	33,122	6,629
Selling, general and administrative expenses	77,016	118,753	60,061	127,618	27,110
Research and development expense	48,448	66,985	55,965	125,660	170,902
Total operating expenses	156,469	276,609	131,542	286,400	204,641

Operating income	$184,035	$160,596	$52,167	$111,302	$124,764

Comparison of 52-Weeks Ended December 29, 2018 and December 30, 2017

Net Sales

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017		Year over Year
	Net Sales	% of Revenue	Net Sales	% of Revenue	$ Change	% Change
Outdoor	$809,883	24%	$698,867	22%	$111,016	16%
Fitness	858,329	26%	762,194	25%	96,135	13%
Marine	441,560	13%	374,001	12%	67,559	18%
Auto	634,213	19%	785,139	25%	(150,926)	(19%)
Aviation	603,459	18%	501,359	16%	102,100	20%
Total	$3,347,444	100%	$3,121,560	100%	$225,884	7%

Net sales increased 7% in 2018 when compared to the year-ago period. All segments had an increase in revenue except for auto. Fitness revenue represented the largest portion of our revenue mix in 2018 at 26%, and auto revenue represented the largest portion of our revenue mix in 2017 at 25%.

Total unit sales decreased 3% to 14.9 million units in 2018 from 15.4 million units in 2017.

Outdoor, fitness, marine, and aviation revenues increased 16%, 13%, 18%, and 20%, respectively when compared to the year-ago period. The outdoor and fitness segment revenue increases were primarily driven by growth in wearables. Marine segment revenue increases were driven by sales growth across most product lines and sales from recent acquisitions. Aviation segment revenue increases were driven by sales growth across most product lines in both OEM and aftermarket categories. Auto segment revenue decreased 19% from the year-ago period, primarily due to the ongoing PND market contraction and lower year-over-year OEM sales driven by the timing of OEM programs.

Cost of Goods Sold

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017		Year over Year
	Cost of Goods	% of Revenue	Cost of Goods	% of Revenue	$ Change	% Change
Outdoor	$281,629	35%	$250,457	36%	$31,172	12%
Fitness	386,565	45%	339,558	45%	47,007	14%
Marine	182,804	41%	161,409	43%	21,395	13%
Auto	363,420	57%	442,441	56%	(79,021)	(18%)
Aviation	153,307	25%	129,754	26%	23,553	18%
Total	$1,367,725	41%	$1,323,619	42%	$44,106	3%

Cost of goods sold increased 3% in absolute dollars for fiscal year 2018 when compared to fiscal year 2017. The increase in revenue outpaced the increase in cost of goods sold, which resulted in a 150 basis point decrease in cost of goods sold as a percent of revenue compared to the prior fiscal year.

The marine segment decrease in cost of goods sold, as a percent of revenue, primarily resulted from the favorable impact of higher margin cartography sales on product mix. The outdoor segment decrease in cost of goods sold, as a percent of revenue, was primarily due to shifts in product mix. In the fitness and aviation segments, cost of goods sold as a percent of revenue was relatively flat compared to the prior year. The auto segment cost of goods decline was largely consistent with the segment revenue decline.

Gross Profit

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$528,254	65%	$448,410	64%	$79,844	18%
Fitness	471,764	55%	422,636	55%	49,128	12%
Marine	258,756	59%	212,592	57%	46,164	22%
Auto	270,793	43%	342,698	44%	(71,905)	(21%)
Aviation	450,152	75%	371,605	74%	78,547	21%
Total	$1,979,719	59%	$1,797,941	58%	$181,778	10%

Gross profit dollars in 2018 increased 10% while gross margin increased 150 basis points when compared to the prior year. Gross margin increased in the outdoor and marine segments as a result of the reasons discussed above. Gross margins remained relatively flat as a percent of revenue in the fitness, auto, and aviation segments.

Advertising Expenses

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017
	Advertising		Advertising		Year over Year
	Expense	% of Revenue	Expense	% of Revenue	$ Change	% Change
Outdoor	$46,041	6%	$41,113	6%	$4,928	12%
Fitness	64,707	8%	75,660	10%	(10,953)	(14%)
Marine	18,284	4%	16,101	4%	2,183	14%
Auto	19,155	3%	25,639	3%	(6,484)	(25%)
Aviation	7,207	1%	6,180	1%	1,027	17%
Total	$155,394	5%	$164,693	5%	$(9,299)	(6%)

Advertising expense decreased 6% in absolute dollars and was relatively flat as a percent of revenue in fiscal year 2018 compared to fiscal year 2017. The overall decrease in absolute dollars was primarily attributable to decreased media advertising in the fitness segment and decreased media and cooperative advertising in the auto segment, partially offset by increased media advertising in the outdoor segment and increased media and cooperative advertising in the marine segment.

Selling, General and Administrative Expenses

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenue	Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$120,588	15%	$98,914	14%	$21,674	22%
Fitness	135,096	16%	119,537	16%	15,559	13%
Marine	97,682	22%	83,765	22%	13,917	17%
Auto	88,672	14%	107,995	14%	(19,323)	(18%)
Aviation	36,139	6%	27,766	6%	8,373	30%
Total	$478,177	14%	$437,977	14%	$40,200	9%

Selling, general and administrative expense increased 9% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to expenses from recent acquisitions and personnel costs, partially offset by a reduction in litigation settlement costs in the marine segment. All segments were relatively flat as a percent of revenue.

Research and Development Expense

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017
	Research &		Research &		Year over Year
	Development	% of Revenue	Development	% of Revenue	$ Change	% Change
Outdoor	$71,115	9%	$58,516	8%	$12,599	22%
Fitness	90,216	11%	80,674	11%	9,542	12%
Marine	79,446	18%	62,398	17%	17,048	27%
Auto	124,968	20%	126,320	16%	(1,352)	(1%)
Aviation	202,060	33%	183,726	37%	18,334	10%
Total	$567,805	17%	$511,634	16%	$56,171	11%

Research and development expense increased 11% in absolute dollars when compared to the year-ago period and was relatively flat as a percent of revenue. The absolute dollar increase was primarily due to engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions within the marine segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	52-Weeks ended December 29, 2018		52-Weeks ended December 30, 2017		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$290,510	36%	$249,867	36%	$40,643	16%
Fitness	181,745	21%	146,765	19%	34,980	24%
Marine	63,344	14%	50,328	13%	13,016	26%
Auto	37,998	6%	82,744	11%	(44,746)	(54%)
Aviation	204,746	34%	153,933	31%	50,813	33%
Total	$778,343	23%	$683,637	22%	$94,706	14%

Operating income increased 14% in absolute dollars and increased 140 basis points as a percent of revenue when compared to fiscal year 2017. The growth in operating income on an absolute dollar basis and as a percent of revenue was the result of strong revenue growth and increased gross margins.

Other Income (Expense)

	52-Weeks ended	52-Weeks ended
	December 29, 2018	December 30, 2017
Interest income	$47,147	$36,925
Foreign currency (losses)	(7,616)	(22,579)
Other	5,373	(912)
Total	$44,904	$13,434

The average returns on cash and investments, including interest and capital gain/loss returns, during the 52-weeks ended December 29, 2018 and December 30, 2017 were 1.8% and 1.5%, respectively. Interest income increased primarily due to higher yields on fixed-income securities.

Foreign currency gains and losses for the Company are typically driven by movements in the Taiwan Dollar, Euro, and British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., and the Euro is the functional currency of most of our other European subsidiaries, although some transactions and balances are denominated in British Pounds. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, Euro, and British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The $7.6 million currency loss recognized in fiscal 2018 was primarily due to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling, offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2018, the U.S. Dollar strengthened 4.7% against the Euro and 6.0% against the British Pound Sterling, resulting in losses of $10.0 million and $1.7 million, respectively, while the U.S. Dollar strengthened 3.0% against the Taiwan Dollar, resulting in a gain of $15.1 million. The remaining net currency loss of $11.0 million was related to timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $22.6 million currency loss recognized in fiscal 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling. During fiscal 2017, the U.S. Dollar weakened 9.4% against the Taiwan Dollar, resulting in a loss of $55.9 million, while the U.S. Dollar weakened 14.1% against the Euro and 9.5% against the British Pound Sterling, resulting in gains of $27.2 million and $3.1 million, respectively. The remaining net currency gain of $3.0 million was related to timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Our income tax expense for the fiscal year ended December 29, 2018 was $129.2 million compared to income tax benefit of $11.9 million for the fiscal year ended December 30, 2017, resulting in a net change of $141.1 million. Contributing to the increase in tax expense was:

●	Income tax benefit of $180.0 million recorded in fiscal 2017 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives with no comparable item in the fiscal year ended December 29, 2018,

Partially offset by:

●	Income tax benefit of $2.7 million related to share based compensation in the fiscal year ended December 29, 2018, as compared to income tax expense of $19.9 million in the fiscal year ended December 30, 2017, and
●	Income tax benefit of $13.7 million related to the Company’s net change in uncertain tax positions in the fiscal year ended December 29, 2018, as compared to income tax expense of $5.4 million in the fiscal year ended December 30, 2017.

Net Income

As a result of the various factors noted above, income before taxes increased 18% to $823.2 million from $697.1 million in the prior year, while net income decreased 2% to $694.1 million from $709.0 million in the prior year.

Comparison of 52-Weeks Ended December 30, 2017 and 53-Weeks Ended December 31, 2016

Net Sales

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Net Sales	% of Revenue	Net Sales	% of Revenue	$ Change	% Change
Outdoor	$698,867	22%	$546,326	18%	$152,541	28%
Fitness	762,194	25%	818,486	27%	(56,292)	(7%)
Marine	374,001	12%	331,947	11%	42,054	13%
Auto	785,139	25%	909,690	30%	(124,551)	(14%)
Aviation	501,359	16%	439,348	14%	62,011	14%
Total	$3,121,560	100%	$3,045,797	100%	$75,763	2%

Net sales increased 2% in 2017 when compared to the year-ago period. Outdoor, marine, and aviation segments had an increase in revenue, while fitness and auto segments had a decrease in revenue. Auto revenue represented the largest portion of our revenue mix in 2017 at 25%, which was a decline from 30% in 2016.

Total unit sales decreased 8% to 15.4 million units in the 52-weeks ended 2017 from 16.8 million units in the 53-weeks ended 2016.

Outdoor, marine, and aviation revenues increased 28%, 13%, and 14%, respectively when compared to the year-ago period. Growth in outdoor was driven by growth in our wearables and subscriptions categories. Our marine segment revenue increased primarily due to growth in chartplotters, fishfinders, and entertainment systems, and the newly acquired Navionics. Aviation revenues increased due to growth in both OEM and aftermarket sales. Fitness segment revenue decreased 7% from the year-ago period, primary driven by the general decline of the basic activity tracker market. Auto segment revenue decreased 14% from the year-ago period, primarily due to the ongoing PND market contraction.

Cost of Goods Sold

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Cost of Goods	% of Revenue	Cost of Goods	% of Revenue	$ Change	% Change
Outdoor	$250,457	36%	$205,822	38%	$44,635	22%
Fitness	339,558	45%	381,281	47%	(41,723)	(11%)
Marine	161,409	43%	148,238	45%	13,171	9%
Auto	442,441	56%	511,988	56%	(69,547)	(14%)
Aviation	129,754	26%	109,943	25%	19,811	18%
Total	$1,323,619	42%	$1,357,272	45%	$(33,653)	(2%)

Cost of goods sold decreased 2% in absolute dollars for the 52-weeks ended December 30, 2017 when compared to the 53-weeks ended December 31, 2016.

In the outdoor, fitness, and marine segments, the decrease in cost of goods sold as a percent of revenues was a result of a shift in product mix toward higher margin products. The aviation segment increase in cost of goods sold was generally consistent with the segment revenue increase. The auto segment cost of goods decline was largely consistent with the segment revenue decline.

Gross Profit

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$448,410	64%	$340,504	62%	$107,906	32%
Fitness	422,636	55%	437,205	53%	(14,569)	(3%)
Marine	212,592	57%	183,709	55%	28,883	16%
Auto	342,698	44%	397,702	44%	(55,004)	(14%)
Aviation	371,605	74%	329,405	75%	42,200	13%
Total	$1,797,941	58%	$1,688,525	55%	$109,416	6%

Gross profit dollars in the 52-weeks ended December 30, 2017 increased 6% while gross profit margin increased 220 basis points compared to the 53-weeks ended December 31, 2016. Growth in sales of higher margin segments contributed to the increase in gross profit dollars and gross margin percentage. Outdoor, fitness, and marine segment increases to gross profit margin were primarily due to product mix within those segments. Auto and aviation segment gross margin rates were relatively consistent between fiscal periods.

Advertising Expenses

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Advertising Expense	% of Revenue	Advertising Expense	% of Revenue	$ Change	% Change
Outdoor	$41,113	6%	$31,005	6%	$10,108	33%
Fitness	75,660	10%	90,871	11%	(15,211)	(17%)
Marine	16,101	4%	15,516	5%	585	4%
Auto	25,639	3%	33,122	4%	(7,483)	(23%)
Aviation	6,180	1%	6,629	2%	(449)	(7%)
Total	$164,693	5%	$177,143	6%	$(12,450)	(7%)

Advertising expense decreased 7% in absolute dollars and was relatively flat as a percent of revenues in the 52-weeks ended December 30, 2017 compared to the 53-weeks ended December 31, 2016. The decrease in absolute dollars is primarily attributable to decreases in spend on media advertising.

Selling, General and Administrative Expenses

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Selling, General & Admin. Expenses	% of Revenue	Selling, General & Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$98,914	14%	$77,016	14%	$21,898	28%
Fitness	119,537	16%	118,753	15%	784	1%
Marine	83,765	22%	60,061	18%	23,704	39%
Auto	107,995	14%	127,618	14%	(19,623)	(15%)
Aviation	27,766	6%	27,110	6%	656	2%
Total	$437,977	14%	$410,558	13%	$27,419	7%

Selling, general and administrative expense increased 7% in absolute dollars and was relatively flat as a percent of revenues in the 52-weeks ended December 30, 2017 compared to the 53-weeks ended December 31, 2016. The absolute dollar increase is primarily attributable to legal-related costs and information technology costs. As a percent of revenues, selling, general, and administrative expenses in all segments except marine were relatively consistent on a year over year basis. The increase in the marine segment, as a percent of revenue, was primarily related to a litigation settlement.

Research and Development Expense

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Research & Development	% of Revenue	Research & Development	% of Revenue	$ Change	% Change
Outdoor	$58,516	8%	$48,448	9%	$10,068	21%
Fitness	80,674	11%	66,985	8%	13,689	20%
Marine	62,398	17%	55,965	17%	6,433	11%
Auto	126,320	16%	125,660	14%	660	1%
Aviation	183,726	37%	170,902	39%	12,824	8%
Total	$511,634	16%	$467,960	15%	$43,674	9%

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

Operating Income

	52-Weeks ended December 30, 2017		53-Weeks ended December 31, 2016		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$249,867	36%	$184,035	34%	$65,832	36%
Fitness	146,765	19%	160,596	20%	(13,831)	(9%)
Marine	50,328	13%	52,167	16%	(1,839)	(4%)
Auto	82,744	11%	111,302	12%	(28,558)	(26%)
Aviation	153,933	31%	124,764	28%	29,169	23%
Total	$683,637	22%	$632,864	21%	$50,773	8%

As a result of the above, operating income increased 8% in absolute dollars and 110 basis points as a percent of revenue when compared to the 53-weeks ended December 31, 2016. The growth in operating income, both in absolute dollars and as a percent of revenue, was primarily due to an increase in revenue growth and increase in gross margin percentage, which were partially offset by increased operating expenses, as discussed above.

Other Income (Expense)

	52-Weeks ended	53-Weeks ended
	December 30, 2017	December 31, 2016
Interest income	$36,925	$33,406
Foreign currency (losses)	(22,579)	(31,651)
Other	(912)	4,006
Total	$13,434	$5,761

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

Foreign currency gains and losses for the Company are typically driven by movements in the Taiwan Dollar, Euro, and British Pound Sterling in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., and the Euro is the functional currency of most of our other European subsidiaries, although some transactions and balances are denominated in British Pounds. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Due to the relative size of the entities using a functional currency other than the Taiwan Dollar, Euro, and British Pound Sterling, currency fluctuations related to these entities are not expected to have a material impact on the Company’s financial statements.

The $22.6 million currency loss recognized in fiscal 2017 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling. During fiscal 2017, the U.S. Dollar weakened 9.4% against the Taiwan Dollar, resulting in a loss of $55.9 million, while the U.S. Dollar weakened 14.1% against the Euro and 9.5% against the British Pound Sterling, resulting in gains of $27.2 million and $3.1 million, respectively. The remaining net currency gain of $3.0 million was related to timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $31.7 million currency loss recognized in fiscal 2016 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar and the strengthening of the U.S. Dollar against the Euro and British Pound Sterling. During fiscal 2016, the U.S. Dollar weakened 1.7% against the Taiwan Dollar, resulting in a loss of $9.2 million, while the U.S. Dollar strengthened 4.2% against the Euro and 16.8% against the British Pound Sterling, resulting in losses of $13.0 million and $5.1 million, respectively. The remaining net currency loss of $4.4 million was related to timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Our income tax benefit for the 52-weeks ended December 30, 2017 was $11.9 million compared to income tax expense of $120.9 million for the 53-weeks ended December 31, 2016, resulting in a net change of $132.8 million. Contributing to the decrease in tax expense was:

●	Income tax benefit of $180.0 million recorded in fiscal 2017 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives, with no comparable item in the 53-weeks ended December 31, 2016,

Partially offset by:

●	Income tax expense of $19.9 million related to share based compensation in the 52-weeks ended December 30, 2017 in accordance with new accounting standard Topic 718, Compensation–Stock Compensation, and
●	Increased income tax expense of $21.0 million related to the Company’s election to align certain Switzerland corporate tax positions in the 52-weeks ended December 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act was passed by United States Congress, reducing the United States federal corporate income tax rate from 35% to 21%. The effects of U.S. tax reform, including revaluation of deferred tax assets and liabilities, had an immaterial impact on the 2017 income tax benefit, on a provisional basis, as discussed in Note 6.

Net Income

As a result of the various factors noted above, net income increased 37% to $709.0 million for the 52-weeks ended December 30, 2017 compared to $517.7 million for the 53-weeks ended December 31, 2016.

Liquidity and Capital Resources

As of December 29, 2018, we had $2,714.8 million of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest income returns on cash and investments during fiscal 2018, 2017, and 2016 were approximately 1.9%, 1.6%, and 1.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 3 for additional information regarding marketable securities.

Operating Activities

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	December 29,	December 30,	December 31,
(In thousands)	2018	2017	2016
Net cash provided by operating activities	$919,520	$660,842	$705,682

The $258.7 million increase in cash provided by operating activities in fiscal year 2018 compared to fiscal year 2017 was due to the increase in cash provided by working capital of $82.8 million (which included an increase of $46.4 million in net receipts of accounts receivable, an increase of $57.9 million in accounts payable, partially offset by an increase of $50.2 million in cash paid for inventory), and income taxes payable of $48.6 million. Additionally, the year over year decrease in net income of $14.9 million was offset by other non-cash adjustments to net income of $142.3 million, including an income tax benefit of $180.0 million related to the revaluation of certain Switzerland deferred tax assets.

The $44.8 million decrease in cash provided by operating activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to a decrease of cash provided by working capital of $133.2 million (which included increases of $52.2 million in accounts receivable and $31.5 million in cash paid for inventory) and income taxes payable of $16.5 million. The decrease was partially offset by an increase in net income of $184.1 million, reduced by other non-cash adjustments to net income of $79.3 million, including an income tax benefit of $180.0 million related to the revaluation of certain Switzerland deferred tax assets.

Investing Activities

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	December 29,	December 30,	December 31,
(In thousands)	2018	2017	2016
Net cash used in investing activities	$(307,503)	$(194,383)	$(121,683)

The $113.1 million increase in cash used in investing activities in fiscal year 2018 compared to fiscal year 2017 was primarily due to increased net purchases of marketable securities of $167.2 million and increased cash payments for net purchases of property and equipment of $14.8 million, partially offset by a decrease in net cash paid for acquisitions of $61.3 million.

The $72.7 million increase in cash used in investing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to increased cash payments for net purchases of property and equipment of $49.1 million and net cash paid for acquisitions of $12.5 million.

Financing Activities

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	December 29,	December 30,	December 31,
(In thousands)	2018	2017	2016
Net cash used in financing activities	$(286,161)	$(448,412)	$(561,676)

The $162.3 million decrease in cash used in financing activities in fiscal year 2018 compared to fiscal year 2017 was primarily due to a decrease in dividend payments of $86.8 million associated with the timing of dividend payments that resulted in one less dividend payment in 2018 compared to 2017, and also due to a decrease of purchases of treasury stock of $74.5 million under our share repurchase authorization, which expired on December 31, 2017.

The $113.3 million decrease in cash used in financing activities in fiscal year 2017 compared to fiscal year 2016 was primarily due to decreased dividend payments of $98.5 million associated with the timing of dividend payments that resulted in an additional payment made in the 53-week fiscal year 2016, and also due to a decrease of purchases of treasury stock of $18.7 million under our share repurchase authorization.

Our declared dividend has increased from $0.51 per share for the twelve calendar quarters beginning in June 2015 to $0.53 per share for the four calendar quarters beginning June 2018.

Contractual Obligations and Commercial Commitments

As of December 29, 2018, operating leases comprise the substance of the Company’s commercial commitments with long-term scheduled payments, as summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$69,838	$17,170	$24,520	$14,237	$13,910

The Company is party to certain other commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 29, 2018 was approximately $354.6 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $118.3 million as of December 29, 2018, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2, “Income Taxes”, and Note 6 to the consolidated financial statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in accounts denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. However, the functional currency of our largest European subsidiary, Garmin (Europe) Ltd., is the U.S. Dollar, and as some transactions have occurred in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar. The Company believes that gains and losses will become more material in the future as our European presence grows.

During fiscal year 2018, the Company incurred a net foreign currency loss of $7.6 million. The strengthening of the U.S. Dollar against the Euro and the British Pound Sterling was offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2018, the U.S. Dollar strengthened 4.7% against the Euro and 6.0% against the British Pound Sterling, resulting in losses of $10.0 million and $1.7 million, respectively, while the U.S. Dollar strengthened 3.0% against the Taiwan Dollar, resulting in a gain of $15.1 million. The remaining net currency loss of $11.0 million was related to timing of transactions and impacts of other currencies, each of which was individually immaterial.  These and other currency moves during fiscal year 2018 also resulted in a currency translation adjustment of $32.0 million within accumulated other comprehensive income.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 29, 2018 and December 30, 2017, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $109 million and $96 million at December 29, 2018 and December 30, 2017, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 29, 2018. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2018 and 2017, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 29, 2018 and December 30, 2017, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $38 million and $42 million at December 29, 2018 and December 30, 2017, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 29, 2018, December 30, 2017, and December 31, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Kansas City, Missouri

February 20, 2019

Garmin Ltd. And Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share information)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$1,201,732	$891,488
Marketable securities (Note 3)	182,989	161,687
Accounts receivable, less allowance for doubtful accounts of $5,487 in 2018 and $4,168 in 2017	569,833	590,882
Inventories	561,840	517,644
Deferred costs	28,462	30,525
Prepaid expenses and other current assets	120,512	153,912
Total current assets	2,665,368	2,346,138

Property and equipment, net
Land and improvements	131,689	114,701
Building and improvements	539,177	482,794
Office furniture and equipment	264,818	246,107
Manufacturing equipment	162,077	156,119
Engineering equipment	154,742	141,321
Vehicles	20,991	21,115
	1,273,494	1,162,157
Accumulated depreciation	(609,967)	(566,473)
	663,527	595,684

Restricted cash (Note 4)	73	271
Marketable securities (Note 3)	1,330,123	1,260,033
Deferred income taxes (Note 6)	176,959	195,981
Noncurrent deferred costs	29,473	33,029
Intangible assets, net	417,080	409,801
Other assets	100,255	107,352
Total assets	$5,382,858	$4,948,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$204,985	$169,640
Salaries and benefits payable	113,087	102,802
Accrued warranty costs	38,276	36,827
Accrued sales program costs	90,388	93,250
Deferred revenue	96,372	103,140
Accrued royalty costs	24,646	32,204
Accrued advertising expense	31,657	30,987
Other accrued expenses	69,777	93,652
Income taxes payable	51,642	33,638
Dividend payable	200,483	95,975
Total current liabilities	921,313	792,115

Deferred income taxes (Note 6)	92,944	76,612
Noncurrent income taxes	127,211	138,295
Noncurrent deferred revenue	76,566	87,060
Other liabilities	1,850	1,788

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 189,461 shares outstanding at December 29, 2018; and 188,189 shares outstanding at December 30, 2017; (Notes 9, 10, and 11):	17,979	17,979
Additional paid-in capital	1,823,638	1,828,386
Treasury stock	(397,692)	(468,818)
Retained earnings	2,710,619	2,418,444
Accumulated other comprehensive income	8,430	56,428
Total stockholders’ equity	4,162,974	3,852,419
Total liabilities and stockholders’ equity	$5,382,858	$4,948,289

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Income

(In thousands, except per share information)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net sales	$3,347,444	$3,121,560	$3,045,797
Cost of goods sold	1,367,725	1,323,619	1,357,272
Gross profit	1,979,719	1,797,941	1,688,525

Advertising expense	155,394	164,693	177,143
Selling, general and administrative expenses	478,177	437,977	410,558
Research and development expense	567,805	511,634	467,960
	1,201,376	1,114,304	1,055,661
Operating income	778,343	683,637	632,864

Other income (expense):
Interest income	47,147	36,925	33,406
Foreign currency losses	(7,616)	(22,579)	(31,651)
Other income (expense)	5,373	(912)	4,006
	44,904	13,434	5,761
Income before income taxes	823,247	697,071	638,625

Income tax provision (benefit): (Note 6)
Current	93,424	79,234	117,842
Deferred	35,743	(91,170)	3,059
	129,167	(11,936)	120,901
Net income	$694,080	$709,007	$517,724

Basic net income per share (Note 10)	$3.68	$3.77	$2.74
Diluted net income per share (Note 10)	$3.66	$3.76	$2.73

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$694,080	$709,007	$517,724
Foreign currency translation adjustment	(31,965)	88,965	4,434
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(15,581)	4,486	(11,029)
Comprehensive income	$646,534	$802,458	$511,129

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2015	$1,797,435	$62,239	$(414,637)	$1,959,125	$(30,428)	$3,373,734
Net income	—	—	—	517,724	—	517,724
Translation adjustment	—	—	—	—	4,434	4,434
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $1,094	—	—	—	—	(11,029)	(11,029)
Comprehensive income						511,129
Dividends declared	—	—	—	(384,629)	—	(384,629)
Tax benefit from issuance of equity awards	—	(6,309)	—	—	—	(6,309)
Issuance of treasury stock related to equity awards	—	(40,589)	59,237	—	—	18,648
Stock compensation	—	41,250	—	—	—	41,250
Purchase of treasury stock related to equity awards	—	—	(7,331)	—	—	(7,331)
Purchase of treasury stock under share repurchase plan	—	—	(93,233)	—	—	(93,233)
Reduction in par value of Common Stock	(1,779,456)	1,779,456	—	—	—	—
Balance at December 31, 2016	$17,979	$1,836,047	$(455,964)	$2,092,220	$(37,023)	$3,453,259
Net income	—	—	—	709,007	—	709,007
Translation adjustment	—	—	—	—	88,965	88,965
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $493	—	—	—	—	4,486	4,486
Comprehensive income						802,458
Dividends declared	—	—	—	(382,783)	—	(382,783)
Issuance of treasury stock related to equity awards	—	(52,581)	74,442	—	—	21,861
Stock compensation	—	44,735	—	—	—	44,735
Purchase of treasury stock related to equity awards	—	185	(12,773)	—	—	(12,588)
Purchase of treasury stock under share repurchase plan	—	—	(74,523)	—	—	(74,523)
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	—	—	—	694,080	—	694,080
Translation adjustment	—	—	—	—	(31,965)	(31,965)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,174	—	—	—	—	(15,581)	(15,581)
Comprehensive income						646,534
Dividends declared	—	—	—	(400,657)	—	(400,657)
Issuance of treasury stock related to equity awards	—	(61,139)	87,781	—	—	26,642
Stock compensation	—	56,391	—	—	—	56,391
Purchase of treasury stock related to equity awards	—	—	(16,655)	—	—	(16,655)
Reclassification under ASU 2016-16	—	—	—	(1,700)	—	(1,700)
Reclassification under ASU 2018-02	—	—	—	452	(452)	—
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Operating Activities:
Net income	$694,080	$709,007	$517,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,798	59,895	55,796
Amortization	31,396	26,357	30,544
Gain on sale of property and equipment	(479)	(230)	(503)
Provision for doubtful accounts	2,123	1,021	4,136
Provision for obsolete and slow-moving inventories	24,579	31,071	26,458
Unrealized foreign currency losses	13,790	21,681	13,125
Deferred income taxes	38,978	(90,000)	3,745
Stock compensation expense	56,391	44,735	41,250
Realized losses (gains) on marketable securities	827	991	(822)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,167	(40,088)	9,000
Inventories	(82,316)	(38,575)	(2,455)
Other current and non-current assets	7,358	(21,608)	2,234
Accounts payable	40,628	(17,240)	(11,496)
Other current and non-current liabilities	(1,323)	5,627	44,766
Deferred revenue	(17,208)	(20,754)	(32,733)
Deferred costs	5,611	2,395	1,896
Income taxes payable	35,120	(13,443)	3,017
Net cash provided by operating activities	919,520	660,842	705,682

Investing activities:
Purchases of property and equipment	(155,755)	(139,696)	(90,960)
Proceeds from sale of property and equipment	1,600	361	676
Purchase of intangible assets	(4,600)	(12,232)	(5,715)
Purchase of marketable securities	(403,181)	(587,656)	(905,089)
Redemption of marketable securities	283,603	635,311	957,350
Acquisitions, net of cash acquired	(29,170)	(90,471)	(77,945)
Net cash used in investing activities	(307,503)	(194,383)	(121,683)

Financing activities:
Dividends	(296,148)	(382,976)	(481,452)
Tax benefit from issuance of equity awards	—	—	1,692
Proceeds from issuance of treasury stock related to equity awards	26,642	21,860	18,648
Purchase of treasury stock related to equity awards	(16,655)	(12,773)	(7,331)
Purchase of treasury stock under share repurchase plan	—	(74,523)	(93,233)
Net cash used in financing activities	(286,161)	(448,412)	(561,676)

Effect of exchange rate changes on cash and cash equivalents	(15,810)	26,716	(8,656)

Net increase in cash, cash equivalents, and restricted cash	310,046	44,763	13,667
Cash, cash equivalents, and restricted cash at beginning of year	891,759	846,996	833,329
Cash, cash equivalents, and restricted cash at end of year	$1,201,805	$891,759	$846,996

See accompanying notes.

Garmin Ltd. And Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016

Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$67,592	$106,146	$115,548

Cash received during the year from income tax refunds	$6,122	$3,806	$4,275

Supplemental disclosure of non-cash investing and financing activities

(Decrease) increase in accrued capital expenditures related to purchases of property and equipment	$(14,647)	$13,864	$2,154

Change in marketable securities related to unrealized (depreciation) appreciation	$(17,755)	$4,979	$(12,123)

Fair value of assets acquired	$31,920	$128,190	$91,620
Liabilities assumed	(2,273)	(29,587)	(6,344)
Less: cash acquired	(477)	(8,132)	(7,331)
Cash paid for acquisitions, net of cash acquired	$29,170	$90,471	$77,945

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share information)

December 29, 2018 and December 30, 2017

1. Description of the Business

Garmin Ltd. and subsidiaries (together, the “Company”) design, develop, manufacture, market, and distribute a diverse family of hand-held, wrist-based, portable, and fixed-mount Global Positioning System (GPS)-enabled products and other navigation, communications, information and sensor-based products. Garmin Corporation (GC) is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (GII) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. GII also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Ltd. (GEL) is responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA). Many of GEL’s sales are to other Company-owned distributors in the EMEA region.

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

As previously announced and discussed below within the “Recently Adopted Accounting Standards” section of this footnote, effective beginning in the 2018 fiscal year, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. All amounts and disclosures set forth in this Form 10-K reflect these changes. Further, as a result of the adoption of certain other accounting standards described below, effective beginning in the 2018 fiscal year, certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2018 and 2017 included 52 weeks while fiscal 2016 included 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $47,327 and $79,292 as of December 29, 2018 and December 30, 2017, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency losses recorded in results of operations were $7,616, $22,579, and $31,651 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The loss in fiscal 2018 was due primarily to the USD strengthening against the Euro and British Pound Sterling, offset by the USD strengthening against the Taiwan Dollar. The loss in fiscal 2017 was due primarily to the USD weakening against the Taiwan Dollar, which was partially offset by the USD weakening against the Euro and British Pound Sterling. The loss in fiscal 2016 was due primarily to the USD weakening against the Taiwan Dollar and the USD strengthening against the Euro and British Pound Sterling.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, money market funds, deposits readily convertible to known amounts of cash, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. Restricted cash is reported separately from cash and cash equivalents on the consolidated balance sheets. See Note 4 for additional information on restricted cash.

The total of cash and cash equivalents and restricted cash balances presented on the consolidated balance sheet reconciles to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

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

The Company’s top ten customers have contributed between 21% and 24% of net sales annually since 2016. None of the Company’s customers accounted for more than or equal to 10% of consolidated net sales in the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

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

	December 29, 2018	December 30, 2017
Raw materials	$205,696	$179,659
Work-in-process	96,564	75,754
Finished goods	259,580	262,231
Inventories	$561,840	$517,644

Property and Equipment

Property and equipment are recorded at cost and typically depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39-50
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5-10
Vehicles	5

As required by the Property, Plant and Equipment topic of the FASB ASC, the Company reviews property and equipment assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Intangible Assets

At December 29, 2018, and December 30, 2017, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $330,532 and $316,705, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to ten years. Accumulated amortization was $214,469 and $193,886 at December 29, 2018 and December 30, 2017, respectively. Amortization expense on these intangible assets was $21,796, $20,863, and $14,319 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. In the next five years, the amortization expense is estimated to be $17,107, $15,125, $11,674, $9,390, and $8,452, respectively.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $301,017 at December 29, 2018, and $286,982 at December 30, 2017.

	December 29, 2018	December 30, 2017
Goodwill balance at beginning of year	$286,982	$224,553
Acquisitions	16,768	58,332
Finalization of purchase price allocations and effect of foreign currency translation	(2,733)	4,097
Goodwill balance at end of year	$301,017	$286,982

The Intangibles – Goodwill and Other topic of the FASB ASC (ASC Topic 350) requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual goodwill and intangible asset impairment tests in the fourth quarter of each year. ASC Topic 350 allows management to first perform a qualitative assessment (“step zero”) by assessing the qualitative factors of relevant events and circumstances at the reporting unit level to determine if it is necessary to perform the quantitative goodwill impairment test (“step one”). If factors indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the step one assessment will be performed. If the fair value of the reporting unit is less than the carrying amount in step one, then goodwill impairment will be recognized, and the charge is determined through the “step two” analysis.

Each of the Company’s operating segments (auto PND, auto OEM, aviation, marine, outdoor, and fitness) represents a distinct reporting unit. The auto PND market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s auto PND reporting unit. Considering these qualitative factors, management performed a step one quantitative goodwill impairment assessment of the auto PND reporting unit in the fourth quarter of 2018. Management determined that the fair value of the reporting unit was substantially in excess of its carrying amount, and a step two analysis was therefore not performed. However, considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, management believes some or all of the approximately $80 million of goodwill associated with the Company’s auto PND reporting unit is at risk of future impairment. Management concluded that no other reporting units are currently at risk of impairment.

The Company did not recognize any material goodwill or intangible asset impairment charges in 2018, 2017, or 2016.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 8, 2018, the shareholders approved a dividend of $2.12 per share (of which, $1.06 was paid in the Company’s 2018 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 29, 2018	June 18, 2018	$0.53
September 28, 2018	September 14, 2018	$0.53
December 31, 2018	December 14, 2018	$0.53
March 29, 2019	March 15, 2019	$0.53

The Company paid dividends in 2018 in the amount of $296,148, which included three dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

The Company paid dividends in 2017 in the amount of $382,976, which included four dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

The Company paid dividends in 2016 in the amount of $481,452, which included five dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

Approximately $61,129 and $304,674 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan at December 29, 2018 and December 30, 2017, respectively.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 29, 2018. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. At December 29, 2018 and December 30, 2017, cumulative unrealized net losses of $38,897 and $22,864, respectively, were reported in accumulated other comprehensive income, net of related taxes.

Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a loss is recognized at the date of determination.

Testing for impairment of investments requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value, and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment.

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

For products that include tangible hardware that contains software essential to the tangible product’s functionality and ongoing services identified as separately identifiable performance obligations, the Company allocates revenue to all performance obligations based on their relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with lifetime map updates (LMU) and server-based traffic services. In addition, we provide map update services (map care) over a contractual period in certain hardware and software contracts with original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for LMU, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of the LMU, map care, and traffic performance obligations. The revenue and associated costs allocated to the LMU, map care, and/or the server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the estimated map care period in OEM contracts of 3-10 years as we believe our efforts related to providing these services are spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including mobile applications, incremental navigation and/or communication service subscriptions, aviation database subscriptions, and extended warranties that are individually immaterial.

The Company records revenue net of sales tax and variable consideration such as trade discounts and customer returns.  Payment is due typically within 90 days or less of shipment of product, or upon the grant of a given software license (as applicable). The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions, and other volume-based incentives.  Cooperative advertising incentives payable to dealers and distributors are recorded as reductions of revenue unless we obtain proof of a distinct advertising service, in which case we record the incentive as advertising expense. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.  Changes in these estimates could negatively affect the Company’s operating results.  These incentives are reviewed periodically and, with the exceptions of price protection and certain other promotions, typically accrued for on a percentage of sales basis.

Deferred Revenues and Costs

At December 29, 2018 and December 30, 2017, the Company had deferred revenues totaling $172,938 and $190,200, respectively, and related deferred costs totaling $57,935 and $63,554, respectively.

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

Product Warranty

The Company accrues for estimated future warranty costs at the time products are sold.  The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged, or is defective.  The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale.  The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation.  The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions.  To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit. The following reconciliation provides an illustration of changes in the aggregate warranty accrual:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Balance - beginning of period	$36,827	$37,233	$30,449
Accrual for products sold(1)	59,374	56,360	61,578
Expenditures	(57,925)	(56,766)	(54,794)
Balance - end of period	$38,276	$36,827	$37,233

(1)	Changes in cost estimates related to pre-existing warranties are not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $155,394, $164,693, and $177,143 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $567,805, $511,634, and $467,960 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

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

Software Development Costs

The FASB ASC topic entitled Software requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. The Company’s capitalized software development costs are not significant as the time elapsed from working model to release is typically short. As required by the Research and Development topic of the FASB ASC, costs incurred to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify the accounting for share-based payment awards. The Company adopted ASU 2016-09 on a prospective basis during the quarter ended April 1, 2017. ASU 2016-09 requires excess tax benefits or deficiencies from stock-based compensation to be recognized in the income tax provision. The Company previously recorded these amounts to additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are not estimated in the effective tax rate, rather, they are recorded as discrete tax items in the period in which they occur. Excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations under ASU 2016-09, rather than as a cash flow from financing activities.

Stock compensation plans are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB issued several updates amending or relating to ASU 2014-09 (collectively, the “new revenue standard”). The Company has adopted the new revenue standard effective beginning in the 2018 fiscal year using the full retrospective method, which requires the Company to restate each prior reporting period presented in future financial statement issuances. The impacts of adopting the new revenue standard relate to our accounting for certain arrangements within the auto segment.

A portion of the Company’s auto segment contracts have historically been accounted for under Accounting Standards Codification (ASC) Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company deferred revenue and associated costs of all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) could not be established for an undelivered element (e.g. map updates). In applying the new revenue standard to certain contracts that include both software licenses and map updates, we now recognize the portion of revenue and costs related to the software license at the time of delivery rather than ratably over the map update period.

Additionally, for certain multiple-element arrangements within the Company’s auto segment, the Company’s policy had been to allocate consideration to traffic services and recognize the revenue and associated cost of royalties ratably over the estimated life of the underlying product. Under the new revenue standard, we recognize revenue and associated costs of royalties related to certain broadcast traffic services at the time of hardware and/or software delivery. Specifically, the new revenue standard emphasizes the timing of the Company’s performance, and upon delivery of the navigation device and/or software, the Company has fully performed its obligation with respect to the design and production of the product to receive and interpret the broadcast traffic signal for the benefit of the end user.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,128	$—	$22,128	$—
Agency securities	59,116	—	59,116	—
Mortgage-backed securities	135,865	—	135,865	—
Corporate securities	980,524	—	980,524	—
Municipal securities	173,137	—	173,137	—
Other	142,342	—	142,342	—
Total	$1,513,112	$—	$1,513,112	$—

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,337	$—	$19,337	$—
Agency securities	43,361	—	43,361	—
Mortgage-backed securities	174,615	—	174,615	—
Corporate securities	816,793	—	816,793	—
Municipal securities	186,105	—	186,105	—
Other	181,509	—	181,509	—
Total	$1,421,720	$—	$1,421,720	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 29, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,485	$—	$(357)	$22,128
Agency securities	60,088	28	(1,000)	59,116
Mortgage-backed securities	142,176	1	(6,312)	135,865
Corporate securities	1,010,590	33	(30,099)	980,524
Municipal securities	175,630	73	(2,566)	173,137
Other	144,606	0	(2,264)	142,342
Total	$1,555,575	$135	$(42,598)	$1,513,112

	Available-For-Sale Securities as of December 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,591	$—	$(254)	$19,337
Agency securities	44,191	1	(831)	43,361
Mortgage-backed securities	180,470	13	(5,868)	174,615
Corporate securities	830,447	136	(13,790)	816,793
Municipal securities	187,999	110	(2,004)	186,105
Other	183,730	2	(2,223)	181,509
Total	$1,446,428	$262	$(24,970)	$1,421,720

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery.  During 2018 and 2017, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at December 29, 2018 were $1,488,514 and $1,445,916 respectively. Approximately 86% of securities in our portfolio were at an unrealized loss position at December 29, 2018. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 29, 2018 and December 30, 2017.

	As of December 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$3,975	$(354)	$18,153
Agency securities	(5)	4,656	(995)	40,508
Mortgage-backed securities	(1)	361	(6,311)	135,323
Corporate securities	(4,028)	323,633	(26,071)	640,439
Municipal securities	(454)	38,371	(2,112)	118,362
Other	(102)	8,015	(2,162)	114,120
Total	$(4,593)	$379,011	$(38,005)	$1,066,905

	As of December 30, 2017
	Less than 12 Consecutive Months		12 Consecutive Months or Longer

	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(111)	$12,966	$(143)	$6,371
Agency securities	(168)	16,097	(663)	25,972
Mortgage-backed securities	(503)	19,628	(5,365)	153,835
Corporate securities	(4,562)	439,174	(9,228)	347,052
Municipal securities	(1,027)	125,819	(977)	38,167
Other	(2,219)	136,147	(4)	2,579
Total	$(8,590)	$749,831	$(16,380)	$573,976

The amortized cost and fair value of marketable securities at December 29, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value

Due in one year or less	$183,894	$182,989
Due after one year through five years	1,261,083	1,227,551
Due after five years through ten years	110,598	102,572
	$1,555,575	$1,513,112

4. Commitments and Contingencies

Commitments

Rental expense related to real estate, equipment, and vehicles amounted to $21,096, $18,915, and $19,657 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The Company recognizes rental expense on a straight-line basis over the lease term.

Future minimum rental payments are as follows:

Year	Amount
2019	$17,170
2020	13,961
2021	10,559
2022	7,290
2023	6,947
Thereafter	13,910
Total	$69,837

Certain cash balances are held as collateral in relation to bank guarantees.  The total amount of restricted cash was $73 and $271 at December 29, 2018 and December 30, 2017, respectively.

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 29, 2018 was approximately $354,553. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 29, 2018. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 29, 2018, December 30, 2017, and December 31, 2016, expense related to this and other defined contribution plans of $52,232, $43,826, and $40,844, respectively, was charged to operations.

Certain of the Company’s foreign subsidiaries participate in local defined benefit pension plans. Contributions are calculated by formulas that consider final pensionable salaries. Neither obligations nor contributions for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 were significant.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Federal:
Current	$26,784	$31,343	$66,627
Deferred	13,249	50,724	4,522
	$40,033	$82,067	$71,149
State:
Current	$13,015	$4,203	$8,809
Deferred	(1,599)	11,684	(3,933)
	$11,416	$15,887	$4,876
Foreign:
Current	$53,625	$43,688	$42,406
Deferred	24,093	(153,578)	2,470
	$77,718	$(109,890)	$44,876

Total	$129,167	$(11,936)	$120,901

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Federal income tax expense at U.S. statutory rate	$172,882	$243,975	$223,519
State income tax expense, net of federal tax effect	5,339	5,977	2,749
Foreign-Derived Intangible Income Deduction	(4,666)	—	—
Foreign tax rate differential	(38,563)	(106,763)	(113,078)
Other foreign taxes less incentives and credits	(12,841)	(4,646)	(16,593)
Withholding Tax	33,306	14,632	17,447
Net Change in Uncertain Tax Positions	(13,728)	5,363	17,328
Federal Domestic Production Activities Deduction	—	(3,895)	(5,528)
Federal Research and Development Credit	(16,562)	(10,851)	(8,548)
Switzerland Corporate Tax Election	—	(180,034)	—
Share Based Compensation	(2,747)	19,916	—
Other, net	6,747	4,390	3,605
Income tax expense (benefit)	$129,167	$(11,936)	$120,901

The Company recorded income tax benefit of $11,936 in the year ended December 30, 2017, which included an income tax benefit of $180,034 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives.

The Company’s statutory federal income tax rate in Switzerland, the Company’s place of incorporation since the Redomestication, effective June 27, 2010, is 7.83%. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax for 2018 as presented above, the amounts related to tax at the statutory rate would be approximately $108,000 lower, or $65,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $65,000. For 2017, the amounts related to tax at the statutory rate would be approximately $186,000 lower, or $53,600, and the foreign tax rate differential would be adjusted by a similar amount to approximately $77,000. For 2016, the amount related to tax at the statutory rate would be approximately $171,000 lower, or $49,000, and the foreign tax differential would be reduced by a similar amount to approximately $55,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $532,657, $461,436, and $453,729, for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Income taxes of $36,800, $45,534, and $45,291 at December 29, 2018, December 30, 2017, and December 31, 2016, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 29,	December 30,
	2018	2017
Deferred tax assets:
Product warranty accruals	$2,468	$2,202
Allowance for doubtful accounts	3,964	5,129
Inventory reserves	6,023	6,920
Sales program allowances	1,657	910
Reserve for sales returns	1,368	816
Accrued vacation	8,179	7,121
Other accruals	3,336	3,601
Share based compensation	6,744	6,261
Tax credit carryforwards	9,697	8,413
Amortization	147,674	165,162
Net operating losses	3,580	8,799
Benefit related to uncertain tax positions	5,852	5,383
Other	4,543	3,677
Valuation allowance related to loss carryforward and tax credits	(4,568)	(7,267)
	$200,517	$217,127
Deferred tax liabilities:
Depreciation	17,543	11,674
Prepaid Expenses	2,257	3,147
Book basis in excess of tax basis for acquired entities	14,068	17,364
Withholding tax	79,660	60,555
Other	2,974	5,018
	116,502	97,758
Net deferred tax assets	$84,015	$119,369

At December 29, 2018, the Company had $9,697 of tax credit carryover compared to $8,413 at December 30, 2017.

At December 29, 2018, the Company had a deferred tax asset of $3,580 related to the future tax benefit on net operating loss (NOL) carryforwards of $15,604. Included in the NOL carryforwards is $1,437 that relates to Finland and expires in varying amounts between 2025 and 2028, $1,889 that relates to various United States state jurisdictions and expires in varying amounts between 2022 and 2037, $1,353 that relates to the Netherlands and expires in 2026, and $10,925 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law in the United States. Due to the complexities of the new tax legislation, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed for the recognition of provisional amounts during a measurement period. The Company recorded a provisional remeasurement of its deferred tax assets and liabilities in the fourth quarter of 2017. The Company filed its U.S. federal and state income tax returns during the third and fourth quarters of 2018, which did not result in adjustments of its provisional remeasurement of deferred tax assets and liabilities.

The total amount of gross unrecognized tax benefits as of December 29, 2018 was $118,287. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 29, 2018, December 30, 2017, and December 31, 2016 is as follows:

	December 29,	December 30,	December 31,
	2018	2017	2016
Balance beginning of year	$130,798	$115,090	$97,904
Additions based on tax positions related to prior years	1,138	8,564	489
Reductions based on tax positions related to prior years	(5,340)	(983)	(940)
Additions based on tax positions related to current period	19,368	26,295	28,859
Reductions related to settlements with tax authorities	(527)	—	(134)
Expiration of statute of limitations	(27,150)	(18,168)	(11,088)
Balance at end of year	$118,287	$130,798	$115,090

 Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The entire balance of net unrecognized benefits of $114,682, $127,306 and $109,667 are required to be classified as noncurrent at December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 29, 2018, December 30, 2017, and December 31, 2016, the Company had accrued approximately $6,613, $5,605, and $3,901, respectively, for interest. The interest component of the reserve increased income tax expense for the years ending December 29, 2018, December 30, 2017, and December 31, 2016, by $1,008, $1,704, and $1,422 respectively. The Company did not have significant amounts accrued for penalties for the years ending December 29, 2018, December 30, 2017, and December 31, 2016.

The Company files income tax returns in Switzerland, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2014, 2013, 2016, and 2015, respectively.

The Company recognized a reduction of income tax expense of $27,106, $17,918, and $11,151 in fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

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

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 29, 2018		December 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,201,732	$1,201,732	$891,488	$891,488
Restricted cash	$73	$73	$271	$271
Marketable securities	$1,513,112	$1,513,112	$1,421,720	$1,421,720

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

The Company’s Chief Executive Officer has been identified as the CODM. The CODM uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

52-Weeks Ended December 29, 2018	Outdoor	Fitness	Marine	Auto	Aviation	Total

Net sales	$809,883	$858,329	$441,560	$634,213	$603,459	$3,347,444
Gross profit	528,254	471,764	258,756	270,793	450,152	1,979,719
Operating income	290,510	181,745	63,344	37,998	204,746	778,343

52-Weeks Ended December 30, 2017

Net sales	$698,867	$762,194	$374,001	$785,139	$501,359	$3,1221,560
Gross profit	448,410	422,636	212,592	342,698	371,605	1,797,941
Operating income	249,867	146,765	50,328	82,744	153,933	683,637

53-Weeks Ended December 31, 2016

Net sales	$546,326	$818,486	$331,947	$909,690	$439,348	$3,045,797
Gross profit	340,504	437,205	183,709	397,702	329,405	1,688,525
Operating income	184,035	160,596	52,167	111,302	124,764	632,864

Net sales, property and equipment, and net assets by geographic area are as shown below for the years ended December 29, 2018, December 30, 2017, and December 31, 2016. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	APAC	EMEA	Total
December 29, 2018
Net sales to external customers (1)	$1,596,716	$545,759	$1,204,969	$3,347,444
Property and equipment, net	408,992	208,964	45,571	663,527
Net assets (2)	2,726,196	995,272	441,506	4,162,974

December 30, 2017
Net sales to external customers (1)	$1,504,194	$444,828	$1,172,538	$3,121,560
Property and equipment, net	381,974	173,392	40,318	595,684
Net assets (2)	2,375,522	982,898	493,999	3,852,419

December 31, 2016
Net sales to external customers (1)	$1,538,550	$386,411	$1,120,836	$3,045,797
Property and equipment, net	300,158	144,470	38,250	482,878
Net assets (2)	2,188,417	933,999	330,844	3,453,260

(1)	The U.S. is the only country which constitutes greater than 10% of net sales to external customers.
(2)	Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards may vest over a minimum two-year period. In 2018, 2017, and 2016, 10,376, 10,432, and 12,984 RSUs were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012 vested evenly over a period of five years, while RSUs granted on and after that date vested or are vesting evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2018, 2017, and 2016, 1,040,001, 1,044,045, and 1,228,427 RSUs were granted under the 2005 Plan. No SARs were granted under the 2005 Plan in 2018, 2017, and 2016.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2018, 2017, or 2016.

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

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 is provided below:

	Stock Options and SARs

	Weighted-Average
	Exercise Price	Number of Shares
		(In Thousands)

Outstanding at December 26, 2015	$66.80	4,061
Granted		—
Exercised	$50.77	(716)
Forfeited/Expired	$51.12	(608)
Outstanding at December 31, 2016	$74.48	2,737
Granted		—
Exercised	$50.15	(397)
Forfeited/Expired	$84.57	(1,948)
Outstanding at December 30, 2017	$48.94	392
Granted		—
Exercised	$48.16	(304)
Forfeited/Expired	$83.01	(2)
Outstanding at December 29, 2018	$50.92	86
Exercisable at December 29, 2018	$50.74	76
Expected to vest after December 29, 2018	$52.44	10

Stock Options and SARs as of December 29, 2018
Exercise	Awards	Remaining	Awards
Price	Outstanding	Life (Years)	Exercisable
	(In Thousands)		(In Thousands)

$18.00 - $40.00	—	—	—
$40.01 - $60.00	86	5.51	76
$60.01 - $80.00	—	—	—
$80.01 - $100.00	—	—	—
$100.01 - $120.00	—	—	—
$120.01 - $140.00	—	—	—
	86	5.51	76

	Restricted Stock Units

	Weighted-Average
	Grant Date Fair Value	Number of Shares
		(In Thousands)

Outstanding at December 26, 2015	$39.45	1,657
Granted	$40.59	1,241
Released/Vested	$38.96	(565)
Cancelled	$44.57	(509)
Outstanding at December 31, 2016	$38.94	1,824
Granted	$51.71	1,055
Released/Vested	$39.31	(763)
Cancelled	$40.40	(54)
Outstanding at December 30, 2017	$45.30	2,062
Granted	$58.66	1,050
Released/Vested	$42.55	(961)
Cancelled	$47.91	(52)
Outstanding at December 29, 2018	$53.17	2,099

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 29, 2018 was 5.51 and 5.45 years, respectively. The weighted-average remaining contract life of restricted stock units at December 29, 2018 was 1.21 years.

The total fair value of awards vested during 2018, 2017, and 2016 was $41,092, $30,280, and $22,429, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 29, 2018 were $1,018 and $920, respectively. The aggregate intrinsic values of options and SARs exercised during 2018, 2017, and 2016 were $4,452, $3,742, and $1,632, respectively. The aggregate intrinsic value of RSUs outstanding at December 29, 2018 was $131,876. The aggregate intrinsic values of RSUs released during 2018, 2017, and 2016 were $60,361, $45,424, and $27,386, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $62.82 on December 29, 2018. As of December 29, 2018, there was $72,912 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 6,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2018, 2017, and 2016, 463,066, 489,267, and 541,018 shares, respectively, were purchased under the plan for a total purchase price of $23,709, $20,996, and $18,157, respectively. During 2018, 2017, and 2016, the purchases were issued from treasury shares. At December 29, 2018, approximately 507,301 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Numerator:
Numerator for basic and diluted net income per share - net income	$694,080	$709,007	$517,724

Denominator:
Denominator for basic net income per share – weighted-average common shares	188,635	187,828	188,818

Effect of dilutive securities – employee stock options and stock appreciation rights	1,099	904	525

Denominator for diluted net income per share – adjusted weighted-average common shares	189,734	188,732	189,343

Basic net income per share	$3.68	$3.77	$2.74

Diluted net income per share	$3.66	$3.76	$2.73

There were no outstanding stock options, stock appreciation rights, and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the 2018 fiscal year because the effect would have been anti-dilutive. There were 1,175,728 and 3,547,738 equity awards excluded from the computation of diluted earnings per share for the 2017 and 2016 fiscal years, respectively, because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares.  Under the plan, the Company repurchased 0 shares in fiscal 2018, 1,474,092 shares using cash of $74,523 in fiscal 2017, and 2,152,716 shares using cash of $93,233 in fiscal 2016.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 29, 2018:

	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$79,292	$(22,864)	$56,428
Other comprehensive income before reclassification, net of income tax expense of $2,174	(31,965)	(16,283)	(48,248)
Amounts reclassified from accumulated other comprehensive income	—	702	702
Net current-period other comprehensive income	(31,965)	(15,581)	(47,546)
Reclassification of tax effects due to adoption of ASU 2018-02	—	(452)	(452)
Balance - end of period	$47,327	$(38,897)	$8,430

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 29, 2018:

52-Weeks Ended Dec 29, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(827)	Other income (expense)
	125	Income tax benefit (provision)
	$(702)	Net of tax

13. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 8 – Segment Information. The Company has identified six major product categories – aviation, marine, outdoor, fitness, auto PND, and auto OEM. Note 8 also contains disaggregated revenue information of the aviation, marine, outdoor, and fitness major product categories. Auto segment revenue presented in Note 8 is comprised of the auto PND and auto OEM major product categories as depicted below.

	Auto Revenue by Major Product Category

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Auto PND	67%	69%	76%
Auto OEM	33%	31%	24%

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

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Point in time	$3,176,949	$2,954,945	$2,864,501
Over time	170,495	166,615	181,296
Net sales	$3,347,444	$3,121,560	$3,045,797

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week periods ending December 29, 2018 and December 30, 2017, are presented below:

	Fiscal Year Ended
	December 29, 2018		December 30, 2017

	Deferred Revenue(1)	Deferred Costs(2)	Deferred Revenue(1)	Deferred Costs(2)

Balance, beginning of period	$190,200	$63,554	$209,735	$65,599
Deferrals in period	153,233	36,297	147,080	39,053
Recognition of deferrals in period	(170,495)	(41,916)	(166,615)	(41,098)
Balance, end of period	$172,938	$57,935	$190,200	$63,554

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Consolidated Balance Sheets

Of the $170,495 of deferred revenue recognized in the 52-weeks ended December 29, 2018, $105,924 was deferred as of the beginning of the period. Of the $166,615 of deferred revenue recognized in the 52-weeks ended December 30, 2017, $114,787 was deferred as of the beginning of the period.

Of the $172,938 and $190,200 of deferred revenue at the end of the periods, December 29, 2018, and December 30, 2017, respectively, approximately two-thirds is recognized ratably over a period of three years or less.

14. Selected Quarterly Information (Unaudited)

	52-Weeks Ended December 29, 2018
	Quarter Ending
	March 31	June 30	September 29	December 29

Net sales	$710,872	$894,452	$810,011	$932,108
Gross profit	426,535	523,270	480,747	549,166
Net income	129,374	190,342	184,214	190,150
Basic net income per share	$0.69	$1.01	$0.98	$1.01
Diluted net income per share	$0.68	$1.00	$0.97	$1.00

	52-Weeks Ended December 30, 2017
	Quarter Ending
	April 1	July 1	September 30	December 30

Net sales	$641,510	$831,486	$751,244	$897,319
Gross profit	372,806	484,130	437,523	503,482
Net income	238,404	176,979	151,074	142,550
Basic net income per share	$1.27	$0.94	$0.81	$0.76
Diluted net income per share	$1.26	$0.94	$0.80	$0.75

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results, and the table may not foot due to rounding.

15. Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB subsequently issued Accounting Standards Update No. 2018-10 and Accounting Standards Update No. 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). Accounting Standards Update No. 2018-11 also provides the optional transition method, which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet. Lessor accounting is substantially unchanged compared to the current accounting guidance. Additional footnote disclosures related to leases will also be required. The new lease standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

The Company has adopted the new lease standard as of the beginning of its 2019 fiscal year (the Company’s “adoption date”) using the optional transition method. The Company elected the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to carry forward historical lease classification. The Company also made an accounting policy election to not recognize a right-of-use asset and lease liability for short term leases with an original term of 12 months or less. Expense associated with short term leases will continue to be recognized in the consolidated statements of income on a straight-line basis over the term of the lease.

Adoption of the standard resulted in the recognition of a right-of-use asset and a lease liability for operating leases of approximately $60 million each on the Company’s consolidated balance sheet as of the adoption date, as the Company’s leases are primarily classified as operating leases. The Company does not expect the new lease standard to have a material impact on the Company’s consolidated statements of income or consolidated statements of cash flows. Prior periods of the consolidated financial statements are unchanged due to our election to apply the optional transition method. In conjunction with adopting the new lease standard, the Company has implemented changes to accounting policies, processes, systems, and internal controls to enable financial reporting under the new standard.

Intangible – Goodwill and Other

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

16. Subsequent Events

On February 12, 2019, Garmin Ltd. announced the signing of a purchase agreement to acquire Tacx, a privately-held Dutch company, that designs and manufacturers indoor bike trainers, tools and accessories, as well as indoor training software and applications. The acquisition is not expected to be material. The completion of the acquisition is subject to customary regulatory approvals and closing conditions.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 29, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Garmin Ltd. and Subsidiaries as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

February 20, 2019

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 7, 2019 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2018.

(a)	Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal 5 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

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

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin employees including the President and Chief Executive Officer, the Chief Financial Officer, the Controller and other officers. A copy of the Code is available on Garmin’s website at: https://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf. If any amendments to the Code are made, or any waivers with respect to the Code are granted to the President and Chief Executive Officer, the Chief Financial Officer or Controller, or any person performing a similar function, such amendment or waiver will be disclosed on Garmin’s website at: https://www8.garmin.com/aboutGarmin/invRelations/documents/Code_of_Conduct.pdf.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Proposal 5 - Re-election of five directors and election of one new director – Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Proposal 5 -Re-election of five directors and election of one new director – Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

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

Equity Compensation Plan Information

The following table gives information as of December 29, 2018 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column A)
Equity compensation plans approved by shareholders	2,184,857	$50.92	4,875,785
Equity compensation plans not approved by shareholders	—	—	—
Total	2,184,857	$50.92	4,875,785

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the heading “Proposal 5 – Re-election of five directors and election of one new director - Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal 5 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

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

(3)	Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Association of Garmin Ltd., as amended and restated on June 8, 2018.

3.2	Organizational Regulations of Garmin Ltd., as amended on February 14, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.2	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin International, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.3	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Employees of Garmin Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.4	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.5	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2000 Equity Incentive Plan for Non UK-Approved Stock Options for Employees of Garmin (Europe) Ltd. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.6	Garmin Ltd. 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

10.7	Form of Stock Option Agreement pursuant to the Garmin Ltd. Non-Employee Directors’ Option Plan for Non-Employee Directors of Garmin Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 7, 2004).

10.8	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006).

10.9	First Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.10	Second Amendment to Garmin Ltd. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2003).

10.11	Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.12	Form of Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.13	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.14	Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd.2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 7, 2005).

10.15	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2008).

10.16	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.17	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2008).

10.18	Garmin Ltd. 2009 Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on February 25, 2009

10.19	Amended and Restated Garmin Ltd. Employee Stock Purchase Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.20	Form of Time Vested Restricted Stock Unit Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.21	Form of Performance Shares Award Agreement under the Garmin Ltd. 2005 Equity Incentive Plan, as revised by the Registrant’s Board of Directors on December 11, 2009 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

10.22	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 5, 2009) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.23	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan, Effective June 5, 2009 (incorporated by reference to Schedule 2 of the Registrant’s Proxy Statement on Schedule 14A filed on April 21, 2009).

10.24	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.25	Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.26	Garmin Ltd. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.27	Garmin Ltd. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.28	Form of Stock Option Agreement pursuant to the Garmin Ltd. Amended and Restated 2000 Non-Employee Directors’ Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.29	Form of Performance Shares Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.30	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss residents (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.31	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss residents (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.32	Transaction Agreement between Garmin Ltd., a Cayman Islands company, and the Registrant, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).

10.33	Form of Non-Qualified Stock Option Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 29, 2011).

10.34	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Schedule 1 of the Registrant’s Definitive Proxy Statement on Form 14A filed on April 21, 2011).

10.35	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 6, 2011).

10.36	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.37	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.38	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on December 10, 2012).

10.39	Memorandum of Agreement dated March 14, 2013 between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2013).

10.40	Amendment dated December 6, 2013 to Memorandum of Agreement between Garmin International, Inc. and Bombardier, Inc. (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed on February 19, 2014).

10.41	Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013).

10.42	Form of Director and Officer Indemnification Agreement entered into between Garmin Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

10.43	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.44	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to grantees who are not executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.45	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 17, 2015).

10.47	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 5, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2015).

10.48	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.49	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.50	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.51	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.52	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.53	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.54	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.55	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.56	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.57	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.58	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.59	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.60	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

10.61	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

10.62	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers.

10.63	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019.

10.64	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

(b)	Exhibits.

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)	Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year Ended December 29, 2018:
Deducted from asset accounts
Allowance for doubtful accounts	$4,168	$2,123	$—	$(804)	$5,487
Valuation allowance - Deferred Tax Asset	7,267	1,186	—	(3,885)	4,568
Total	$11,435	$3,309	$—	$(4,689)	$10,055

Year Ended December 31, 2017:
Deducted from asset accounts
Allowance for doubtful accounts(1)	$14,669	$1,021	$—	$(11,522)	$4,168
Valuation allowance - Deferred Tax Asset	4,622	3,077	—	(432)	7,267
Total	$19,291	$4,098	$—	$(11,954)	$11,435

Year Ended December 31, 2016:
Deducted from asset accounts
Allowance for doubtful accounts	$13,805	$4,137	$—	$(3,273)	$14,669
Valuation allowance - Deferred Tax Asset	2,781	1,966	—	(125)	4,622
Total	$16,586	$6,103	$—	$(3,398)	$19,291

(1)	The $11.5 million deduction from the allowance for doubtful accounts during the fiscal year ended December 30, 2017 was a result of the write-off of uncollectable accounts that had previously been fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 20, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

/s/ Clifton A. Pemble
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Joseph J. Hartnett
Min H. Kao	Joseph J. Hartnett
Executive Chairman	Director

/s/ Jonathan C. Burrell	/s/ Rebecca R. Tilden
Jonathan C. Burrell	Rebecca R. Tilden
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2018 Form 10-K Annual Report

Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number	Document

3.1	Articles of Association of Garmin Ltd., as amended and restated on June 8, 2018.

10.63	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019.

10.64	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase