Form 10-Q
period 2019-03-30
GARMIN LTD
filed 2019-05-01
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of April 29, 2019

CHF 0.10 par value: 198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 30, 2019

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	March 30,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,115,951	$1,201,732
Marketable securities	197,385	182,989
Accounts receivable, net	453,069	569,833
Inventories	598,387	561,840
Deferred costs	27,567	28,462
Prepaid expenses and other current assets	119,778	120,512
Total current assets	2,512,137	2,665,368

Property and equipment, net	672,299	663,527
Operating lease right-of-use assets	54,978	—

Restricted cash	148	73
Marketable securities	1,337,771	1,330,123
Deferred income taxes	170,935	176,959
Noncurrent deferred costs	28,428	29,473
Intangible assets, net	411,162	417,080
Other assets	92,287	100,255
Total assets	$5,280,145	$5,382,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,474	$204,985
Salaries and benefits payable	95,881	113,087
Accrued warranty costs	35,042	38,276
Accrued sales program costs	54,597	90,388
Deferred revenue	93,653	96,372
Accrued royalty costs	16,768	24,646
Accrued advertising expense	18,263	31,657
Other accrued expenses	81,919	69,777
Income taxes payable	55,929	51,642
Dividend payable	—	200,483
Total current liabilities	622,526	921,313

Deferred income taxes	98,959	92,944
Noncurrent income taxes	127,339	127,211
Noncurrent deferred revenue	72,531	76,566
Noncurrent operating lease liabilities	43,277	—
Other liabilities	227	1,850

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 189,847 shares outstanding at March 30, 2019; and 189,461 shares outstanding at December 29, 2018;	17,979	17,979
Additional paid-in capital	1,810,196	1,823,638
Treasury stock	(381,815)	(397,692)
Retained earnings	2,850,588	2,710,619
Accumulated other comprehensive income	18,338	8,430
Total stockholders’ equity	4,315,286	4,162,974
Total liabilities and stockholders’ equity	$5,280,145	$5,382,858

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Net sales	$766,050	$710,872

Cost of goods sold	314,352	284,337

Gross profit	451,698	426,535

Advertising expense	27,615	25,311
Selling, general and administrative expense	126,781	117,065
Research and development expense	145,919	141,957
Total operating expense	300,315	284,333

Operating income	151,383	142,202

Other income:
Interest income	13,704	10,227
Foreign currency gains	314	816
Other income	864	735
Total other income	14,882	11,778

Income before income taxes	166,265	153,980

Income tax provision	26,092	24,606

Net income	$140,173	$129,374

Net income per share:
Basic	$0.74	$0.69
Diluted	$0.74	$0.68

Weighted average common shares outstanding:
Basic	189,601	188,322
Diluted	190,599	189,292

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Net income	$140,173	$129,374
Foreign currency translation adjustment	(9,235)	23,500
Change in fair value of available-for-sale marketable securities, net of deferred taxes	19,143	(15,034)
Comprehensive income	$150,081	$137,840

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	—	—	—	129,374	—	129,374
Translation adjustment	—	—	—	—	23,500	23,500
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,416	—	—	—	—	(15,034)	(15,034)
Comprehensive income						137,840
Dividends declared	—	—	—	(170)	—	(170)
Issuance of treasury stock related to equity awards	—	(23,294)	25,220	—	—	1,926
Stock compensation	—	13,440	—	—	—	13,440
Purchase of treasury stock related to equity awards	—	—	(6,562)	—	—	(6,562)
Reclassification under ASU 2016-06	—	—	—	(1,700)	—	(1,700)
Reclassification under ASU 2018-02	—	—	—	452	(452)	—
Balance at March 31, 2018	$17,979	$1,818,532	$(450,160)	$2,546,400	$64,442	$3,997,193

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	4,162,974
Net income	—	—	—	140,173	—	140,173
Translation adjustment	—	—	—	—	(9,235)	(9,235)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,905	—	—	—	—	19,143	19,143
Comprehensive income						150,081
Dividends declared	—	—	—	(204)	—	(204)
Issuance of treasury stock related to equity awards	—	(28,571)	28,571	—	—	—
Stock compensation	—	15,129	—	—	—	15,129
Purchase of treasury stock related to equity awards	—	—	(12,694)	—	—	(12,694)
Balance at March 30, 2019	$17,979	$1,810,196	$(381,815)	$2,850,588	$18,338	$4,315,286

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Operating activities:
Net income	$140,173	$129,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,832	16,014
Amortization	7,179	7,132
Loss (gain) on sale or disposal of property and equipment	227	(15)
Provision for doubtful accounts	408	57
Provision for obsolete and slow moving inventories	7,579	3,959
Unrealized foreign currency loss (gain)	3,124	(517)
Deferred income taxes	9,105	416
Stock compensation expense	15,129	13,440
Realized losses on marketable securities	60	196
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	112,488	187,693
Inventories	(46,646)	(26,455)
Other current and non-current assets	2,930	9,037
Accounts payable	(32,786)	(36,708)
Other current and non-current liabilities	(76,030)	(99,935)
Deferred revenue	(6,744)	(8,368)
Deferred costs	1,938	1,807
Income taxes payable	9,616	17,063
Net cash provided by operating activities	164,582	214,190

Investing activities:
Purchases of property and equipment	(30,094)	(26,336)
Proceeds from sale of property and equipment	47	121
Purchase of intangible assets	(413)	(1,622)
Purchase of marketable securities	(83,068)	(140,623)
Redemption of marketable securities	80,907	65,253
Acquisitions, net of cash acquired	—	(9,417)
Net cash used in investing activities	(32,621)	(112,624)

Financing activities:
Dividends	(200,687)	(96,146)
Proceeds from issuance of treasury stock related to equity awards	—	1,926
Purchase of treasury stock related to equity awards	(12,694)	(6,562)
Net cash used in financing activities	$(213,381)	$(100,782)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,286)	6,717

Net (decrease) increase in cash, cash equivalents, and restricted cash	(85,706)	7,501
Cash, cash equivalents, and restricted cash at beginning of period	1,201,805	891,759
Cash, cash equivalents, and restricted cash at end of period	$1,116,099	$899,260

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 30, 2019

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the condensed consolidated financial statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 28, 2019.

The condensed consolidated balance sheet at December 29, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 30, 2019 and March 31, 2018 both contain operating results for 13 weeks.

Recently Adopted Accounting Standards

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

The Company adopted the new lease standard as of the beginning of the 2019 fiscal year using the optional transition method. The Company did not have a cumulative effect adjustment to retained earnings as a result of adopting the new lease standard and does not expect the new lease standard to have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows in future periods. The Company elected the package of transitional practical expedients upon adoption which, among other provisions, allowed the Company to carry forward historical lease classification. See Note 12 – Leases for additional information regarding leases.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 13-week period ended March 30, 2019.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as Research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within Other assets if expected to be received beyond one year. Such capitalized costs were approximately $5 million as of March 30, 2019, and there were no such capitalized costs as of December 29, 2018.

2.	Inventories

The components of inventories consist of the following:

	March 30,	December 29,
	2019	2018

Raw materials	$213,380	$205,696
Work-in-process	103,204	96,564
Finished goods	281,803	259,580
Inventories	$598,387	$561,840

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Numerator:

Numerator for basic and diluted net income per share - net income	$140,173	$129,374

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,601	188,322

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	998	970

Denominator for diluted net income per share – adjusted weighted-average common shares	190,599	189,292

Basic net income per share	$0.74	$0.69

Diluted net income per share	$0.74	$0.68

There were no anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week periods ended March 30, 2019 and March 31, 2018.

There were 386 and 332 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended March 30, 2019 and March 31, 2018, respectively.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, fitness, marine, and outdoor. The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM), who uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated.

In the first quarter of fiscal 2019, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined, endeavoring to provide the Company’s CODM with a more meaningful representation of segment profit or loss in light of the evolution of its segments. The Company’s composition of operating segments and reportable segments did not change. Prior year amounts are presented here as they were originally reported, as it is not practicable to accurately restate prior period activity in accordance with the refined allocation methodology. For comparative purposes, we estimate operating income for the 13-weeks ended March 31, 2018 would have been approximately $4 million less for the aviation segment, approximately $4 million more for the marine segment, and not significantly different for the outdoor, fitness, and auto segments.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments

	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended March 30, 2019

Net sales	$154,051	$180,256	$133,968	$126,999	$170,776	$766,050
Gross profit	97,488	90,835	78,055	57,337	127,983	451,698
Operating income	41,953	18,126	25,473	8,213	57,618	151,383

13-Weeks Ended March 31, 2018

Net sales	$144,258	$166,035	$113,554	$141,312	$145,713	$710,872
Gross profit	93,285	96,601	66,683	61,012	108,954	426,535
Operating income	43,822	33,374	13,131	3,468	48,407	142,202

Net sales to external customers by geographic region were as follows for the 13-week periods ended March 30, 2019 and March 31, 2018. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Americas	$379,456	$345,975
EMEA	260,021	245,912
APAC	126,573	118,985
Net sales to external customers	$766,050	$710,872

Net property and equipment by geographic region as of March 30, 2019 and March 31, 2018 are presented below.

	Americas	APAC	EMEA	Total
March 30, 2019
Property and equipment, net	$413,632	$212,933	$45,734	$672,299

March 31, 2018
Property and equipment, net	$388,531	$176,245	$40,037	$604,813

5.	Warranty Reserves

The Company’s products sold are generally covered by a standard warranty for periods ranging from one to three years. The Company’s estimate of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	March 30,	March 31,
	2019	2018

Balance - beginning of period	$38,276	$36,827
Accrual for products sold during the period(1)	10,849	10,012
Expenditures	(14,083)	(11,417)
Balance - end of period	$35,042	$35,422

(1)	Changes in cost estimates related to pre-existing warranties are not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold during the period’ line.

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of March 30, 2019 was approximately $435,100. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 30, 2019. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 30, 2019 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $26,092 in the 13-week period ended March 30, 2019, compared to income tax expense of $24,606 in the 13-week period ended March 31, 2018. The effective tax rate was 15.7% in the first quarter of 2019, compared to 16.0% in the first quarter of 2018.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 30, 2019
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,229	$—	$22,229	$—
Agency securities	63,714	—	63,714	—
Mortgage-backed securities	131,973	—	131,973	—
Corporate securities	1,019,083	—	1,019,083	—
Municipal securities	171,551	—	171,551	—
Other	126,606	—	126,606	—
Total	$1,535,156	$—	$1,535,156	$—

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,128	$—	$22,128	$—
Agency securities	59,116	—	59,116	—
Mortgage-backed securities	135,865	—	135,865	—
Corporate securities	980,524	—	980,524	—
Municipal securities	173,137	—	173,137	—
Other	142,342	—	142,342	—
Total	$1,513,112	$—	$1,513,112	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 30, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,448	$—	$(219)	$22,229
Agency securities	64,178	72	(535)	63,715
Mortgage-backed securities	136,763	2	(4,793)	131,972
Corporate securities	1,031,431	2,013	(14,361)	1,019,083
Municipal securities	172,399	287	(1,135)	171,551
Other	128,353	0	(1,747)	126,606
Total	$1,555,572	$2,374	$(22,790)	$1,535,156

	Available-For-Sale Securities as of December 29, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,485	$—	$(357)	$22,128
Agency securities	60,088	28	(1,000)	59,116
Mortgage-backed securities	142,176	1	(6,312)	135,865
Corporate securities	1,010,590	33	(30,099)	980,524
Municipal securities	175,630	73	(2,566)	173,137
Other	144,606	0	(2,264)	142,342
Total	$1,555,575	$135	$(42,598)	$1,513,112

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2018 and the 13-week period ended March 30, 2019, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position as of March 30, 2019 were $1,223,105 and $1,200,315, respectively. Approximately 73% of securities in our portfolio were at an unrealized loss position as of March 30, 2019. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying condensed consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 30, 2019 and December 29, 2018.

	As of March 30, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(1)	$3,988	$(218)	$18,241
Agency securities	(1)	2,257	(534)	38,985
Mortgage-backed securities	(1)	301	(4,792)	131,521
Corporate securities	(172)	65,937	(14,189)	700,387
Municipal securities	(19)	11,415	(1,116)	120,394
Other	(1)	1,177	(1,746)	105,712
Total	$(195)	$85,075	$(22,595)	$1,115,240

	As of December 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$3,975	$(354)	$18,153
Agency securities	(5)	4,656	(995)	40,508
Mortgage-backed securities	(1)	361	(6,311)	135,323
Corporate securities	(4,028)	323,633	(26,071)	640,439
Municipal securities	(454)	38,371	(2,112)	118,362
Other	(102)	8,015	(2,162)	114,120
Total	$(4,593)	$379,011	$(38,005)	$1,066,905

The amortized cost and fair value of marketable securities at March 30, 2019, by maturity, are shown below.

	Amortized Cost	Fair Value

Due in one year or less	$198,020	$197,385
Due after one year through five years	1,262,371	1,247,012
Due after five years through ten years	95,181	90,759
	$1,555,572	$1,535,156

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 30, 2019:

	13-Weeks Ended March 30, 2019
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$47,327	$(38,897)	$8,430
Other comprehensive income before reclassification, net of income tax benefit of $2,905	(9,234)	19,100	9,866
Amounts reclassified from accumulated other comprehensive income	—	42	42
Net current-period other comprehensive income	(9,234)	19,142	9,908
Ending Balance	$38,093	$(19,755)	$18,338

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week period ended March 30, 2019:

13-Weeks Ended March 30, 2019
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$(60)	Other income (expense)
	18	Income tax benefit (provision)
	$(42)	Net of tax

10. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information. The Company has identified six major product categories – auto PND, auto OEM, aviation, fitness, marine, and outdoor. Note 4 contains disaggregated revenue information of the aviation, fitness, marine, and outdoor major product categories. Auto segment revenue presented in Note 4 is comprised of the auto PND and auto OEM major product categories, as depicted below.

	Auto Revenue by Major Product Category
	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Auto PND	59%	63%
Auto OEM	41%	37%

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

	13-Weeks Ended
	March 30,	March 31,
	2019	2018
Point in time	$724,177	$671,263
Over time	41,873	39,609
Net sales	$766,050	$710,872

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ending March 30, 2019 are presented below:

	13-Weeks Ended
	March 30,
	2019
	Deferred Revenue(1)	Deferred Costs(2)

Balance, beginning of period	$172,938	$57,935
Deferrals in period	35,119	6,923
Recognition of deferrals in period	(41,873)	(8,863)
Balance, end of period	$166,184	$55,995

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $41,873 of deferred revenue recognized in the 13-weeks ended March 30, 2019, $31,161 was deferred as of the beginning of the period.

Approximately two-thirds of the $166,184 of deferred revenue at the end of the period, March 30, 2019, is recognized ratably over a period of three years or less.

11. Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 34 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s Condensed Consolidated Balance Sheets as a right-of-use asset or lease liability.

The following table represents lease costs recognized in the Company’s Condensed Consolidated Statements of Income for the 13-weeks ended March 30, 2019. Lease costs are included in Selling, general and administrative expense and Research and development expense on the Company’s Condensed Consolidated Statements of Income.

13-Weeks Ended
March 30,
2019
Operating lease cost(1)	$5,642

(1)	Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period.

The following table represents the components of leases that are recognized on the Company’s Condensed Consolidated Balance Sheets as of March 30, 2019.

March 30,
2019

Operating lease right-of-use assets	$54,978

Other accrued expenses	$13,095
Noncurrent operating lease liabilities	43,277
Total lease liabilities	$56,372

Weighted average remaining lease term	5.5 years
Weighted average discount rate	4.0%

The following table represents the maturity of lease liabilities.

Fiscal Year	Lease payments
2019, excluding the 13-weeks ended March 30, 2019	$12,260
2020	13,727
2021	10,360
2022	7,058
2023	6,742
Thereafter	13,725
Total	$63,872
Less: imputed interest	(7,500)
Present value of lease liabilities	$56,372

The following table presents supplemental cash flow and noncash information related to leases.

13-Weeks Ended
March 30,
2019
Cash paid for amounts included in the measurement of operating lease liabilities(2)	$4,412
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,859

(2)	Included in Net cash provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.

12. Recently Issued Accounting Pronouncements Not Yet Adopted

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides new guidance on assessment of expected credit losses of certain financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated financial statements.

13. Subsequent Events

On April 1, 2019, the Company acquired the shares of Tacx Onroerend en Roerend Goed B.V., a privately-held Dutch company, that designs and manufacturers indoor bike trainers, tools and accessories, as well as indoor training software and applications. This acquisition was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five reportable segments, which serve the outdoor, fitness, marine, auto and aviation markets. The Company’s segments offer consumer products through its network of subsidiary distributors and independent dealers and distributors, and also maintains relationships with many original equipment manufacturers (OEMs). However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	March 30, 2019	March 31, 2018

Net sales	100%	100%
Cost of goods sold	41%	40%
Gross profit	59%	60%
Advertising expense	4%	4%
Selling, general and administrative expense	17%	16%
Research and development expense	19%	20%
Total operating expense	39%	40%
Operating income	20%	20%
Other income	2%	2%
Income before income taxes	22%	22%
Income tax provision	3%	3%
Net income	18%	18%

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

As indicated in Note 4 to the Condensed Consolidated Financial Statements, the methodology used to allocate certain selling, general, and administrative expenses was refined in the first quarter of 2019. The amounts presented below for the 13-weeks ended March 31, 2018 are presented here as they were originally reported.

Comparison of 13-Weeks ended March 30, 2019 and March 31, 2018

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018		Year over Year
	Net Sales	% of Revenue	Net Sales	% of Revenue	$ Change	% Change
Outdoor	$154,051	20%	$144,258	20%	$9,793	7%
Fitness	180,256	24%	166,035	23%	14,221	9%
Marine	133,968	17%	113,554	16%	20,414	18%
Auto	126,999	17%	141,312	20%	(14,313)	(10%	)
Aviation	170,776	22%	145,713	21%	25,063	17%
Total	$766,050	100%	$710,872	100%	$55,178	8%

Net sales increased 8% for the 13-week period ended March 30, 2019 when compared to the year-ago quarter. The outdoor, fitness, marine, and aviation segments collectively increased by 12%, contributing 83% of total revenue. Fitness was the largest portion of our revenue mix at 24% in the first quarter of 2019 compared to 23% in the first quarter of 2018.

Total unit sales in the first quarter of 2019 increased to 3,182 when compared to total unit sales of 2,956 in the first quarter of 2018.

Outdoor, fitness, marine, and aviation segment revenue increased 7%, 9%, 18%, and 17%, respectively, when compared to the year-ago quarter. The outdoor and fitness segment revenue increases were primarily driven by strong sales in wearables. The current quarter marine segment revenue increase was primarily driven by sales growth in chartplotters and sonar products. The aviation segment revenue increase was driven by sales growth across most product lines in both OEM and aftermarket categories. Auto segment revenue decreased 10% from the year-ago quarter, primarily due to the ongoing PND market contraction.

Gross Profit

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$97,488	63%	$93,285	65%	$4,203	5%
Fitness	90,835	50%	96,601	58%	(5,766)	(6%	)
Marine	78,055	58%	66,683	59%	11,372	17%
Auto	57,337	45%	61,012	43%	(3,675)	(6%	)
Aviation	127,983	75%	108,954	75%	19,029	17%
Total	$451,698	59%	$426,535	60%	$25,163	6%

Gross profit dollars in the first quarter of 2019 increased 6% primarily due to growth in net sales while gross margin decreased 100 basis points compared to the year-ago quarter. Gross margin in the outdoor and fitness segments decreased compared to the year-ago quarter. Gross margin increased in the auto segment and was relatively flat in the aviation and marine segments when compared to the year-ago quarter.

The auto segment gross margin increase was primarily attributable to product mix. The fitness segment gross margin decrease was primarily attributable to lower average selling prices and product mix. The outdoor segment gross margin decrease was primarily attributable to product mix.

Advertising Expense

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018
	Advertising		Advertising		Year over Year
	Expense	% of Revenue	Expense	% of Revenue	$ Change	% Change
Outdoor	$7,171	5%	$5,800	4%	$1,371	24%
Fitness	9,989	6%	9,685	6%	304	3%
Marine	6,331	5%	5,285	5%	1,046	20%
Auto	2,902	2%	3,230	2%	(328)	(10%	)
Aviation	1,222	1%	1,311	1%	(89)	(7%	)
Total	$27,615	4%	$25,311	4%	$2,304	9%

Advertising expense increased 9% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The total absolute dollar increase was primarily attributable to increased media advertising in the outdoor segment and increased cooperative advertising in the fitness and marine segments.

Selling, General and Administrative Expense

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018
	Selling, General &		Selling, General &		Year over Year
	Admin. Expenses	% of Revenue	Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$28,302	18%	$26,056	18%	$2,246	9%
Fitness	37,573	21%	31,295	19%	6,278	20%
Marine	25,983	19%	28,453	25%	(2,470)	(9%)
Auto	19,295	15%	22,059	16%	(2,764)	(13%)
Aviation	15,628	9%	9,202	6%	6,426	70%
Total	$126,781	17%	$117,065	16%	$9,716	8%

Selling, general and administrative expense increased 8% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the first quarter of 2019 was primarily attributable to personnel costs and legal related costs.

As noted above and in Note 4 to the Condensed Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses in the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for the first quarter of 2018 would have been approximately $4 million more for the aviation segment, approximately $4 million less for the marine segment, and not significantly different for the outdoor, fitness, and auto segments. Selling, general and administrative expenses as a percent of revenue also decreased in marine due to leverage of operating costs and increased in fitness primarily due to legal related costs.

Considering the refined allocation methodology noted above, we estimate selling, general and administrative expenses for the 52-weeks ended December 29, 2018 would have been approximately $18 million more for the aviation segment, approximately $11 million less for the marine segment, approximately $7 million less for the outdoor segment, and not significantly different for the fitness and auto segments.

Research and Development Expense

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018
	Research &		Research &		Year over Year
	Development	% of Revenue	Development	% of Revenue	$ Change	% Change
Outdoor	$20,062	13%	$17,607	12%	$2,455	14%
Fitness	25,147	14%	22,247	13%	2,900	13%
Marine	20,268	15%	19,814	17%	454	2%
Auto	26,927	21%	32,255	23%	(5,328)	(17%	)
Aviation	53,515	31%	50,034	34%	3,481	7%
Total	$145,919	19%	$141,957	20%	$3,962	3%

Research and development expense increased 3% in absolute dollars and decreased 90 basis points as a percent of revenue compared to the year-ago quarter. This increase in absolute dollars was primarily due to higher engineering personnel costs related to wearable and aviation product offerings. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-Weeks Ended March 30, 2019		13-Weeks Ended March 31, 2018		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$41,953	27%	$43,822	30%	$(1,869)	(4%)
Fitness	18,126	10%	33,374	20%	(15,248)	(46%)
Marine	25,473	19%	13,131	12%	12,342	94%
Auto	8,213	6%	3,468	2%	4,745	137%
Aviation	57,618	34%	48,407	33%	9,211	19%
Total	$151,383	20%	$142,202	20%	$9,181	6%

Operating income increased 6% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. In the current quarter, the growth in operating income in absolute dollars was primarily attributable to revenue and gross profit dollar growth, partially offset by increased operating expenses, as discussed above.

Other Income (Expense)

	13-Weeks Ended	13-Weeks Ended
	March 30, 2019	March 31, 2018
Interest income	$13,704	$10,227
Foreign currency gains	314	816
Other	864	735
Total	$14,882	$11,778

The average return on cash and investments, including interest and capital gains/losses, during the first quarter of 2019 was 2.0% compared to 1.7% during the same quarter of 2018, primarily due to slightly higher yields on fixed-income securities.

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

The $0.3 million currency gain recognized in the first quarter of 2019 was primarily due to the strengthening of the U.S. Dollar against Taiwan Dollar and weakening against the British Pound Sterling, offset by the U.S. Dollar strengthening against the Euro, within the 13-weeks ended March 30, 2019. During this period, the U.S. Dollar strengthened 0.9% against the Taiwan Dollar and weakened 2.6% against the British Pound Sterling, resulting in gains of $5.8 million and $1.2 million, respectively, while the U.S. Dollar strengthened 1.9% against the Euro, resulting in a loss of $7.8 million. The remaining net currency gain of $1.1 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $0.8 million currency gain recognized in the first quarter of 2018 was primarily due to the weakening of the U.S. Dollar against the Taiwan Dollar, Euro, and British Pound Sterling within the 13-weeks ended March 31, 2018. During this period, the U.S. Dollar weakened 2.7% against the Euro and 3.7% against the British Pound Sterling, resulting in gains of $8.8 million and $2.0 million, respectively, while the U.S. Dollar weakened 2.0% against the Taiwan Dollar, resulting in a loss of $12.7 million. The remaining net currency gain of $2.7 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $26.1 million in the 13-week period ended March 30, 2019, compared to income tax expense of $24.6 million in the 13-week period ended March 31, 2018. The effective tax rate was 15.7% in the first quarter of 2019, compared to 16.0% in the first quarter of 2018.

Net Income

As a result of the above, net income for the 13-weeks ended March 30, 2019 was $140.2 million compared to $129.4 million for the 13-week period ended March 31, 2018, an increase of $10.8 million.

Liquidity and Capital Resources

As of March 30, 2019, we had approximately $2.7 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Board of Directors of each applicable Garmin entity holding the cash. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarter of 2019 and 2018 were approximately 2.0% and 1.7%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$164,582	$214,190

The $49.6 million decrease in cash provided by operating activities in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to the decrease in cash provided by working capital of $67.9 million (which included a decrease of $74.9 million in net receipts of accounts receivable, an increase of $16.6 million in cash paid for inventory, partially offset by $23.6 million net cash provided by changes in accounts payable and other activities) and income taxes payable of $7.4 million. These decreases were partially offset by the year over year increase in net income of $10.8 million and other non-cash adjustments to net income of $14.9 million.

Investing Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2019	2018
Net cash used in investing activities	$(32,621)	$(112,624)

The $80.0 million decrease in cash used in investing activities during the first quarter of 2019 compared to the first quarter of 2018 was primarily due to decreased net purchases of marketable securities of $73.2 million and cash payments for acquisitions of $9.4 million, partially offset by $2.6 million net cash used in other activities.

Financing Activities

	13-Weeks Ended
	March 30,	March 31,
(In thousands)	2019	2018
Net cash used in financing activities	$(213,381)	$(100,782)

The $112.6 million increase in cash used in financing activities during the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in dividend payments of $104.5 million associated with the timing of dividend payments that resulted in two dividend payments in the first quarter of 2019 compared to one dividend payment in the first quarter of 2018.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 30, 2019, other than those discussed in Note 1, “Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week period ended March 30, 2019 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 30, 2019 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. For additional information, see Note 6 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week period ended March 30, 2019 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

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

Dated: May 1, 2019

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