Form 10-Q
period 2019-06-29
GARMIN LTD
filed 2019-07-31
CIK 1121788

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-31983

GARMIN LTD.
(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification no.)

Mühlentalstrasse 2
8200 Schaffhausen
Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: +
41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, CHF 0.10 Per Share Par Value	GRMN	The Nasdaq Stock Market, LLC

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
YES ☐ NO ☒

Number of shares outstanding of the registrant’s common shares as of July 29, 2019
CHF 0.10 par value: 198,077,418 (including treasury shares)

Garmin Ltd.
Form 10-Q
Quarter Ended June 29, 2019

i

Part I - Financial Information
Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share information)

	June 29,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$820,181	$1,201,732
Marketable securities	239,765	182,989
Accounts receivable, net	583,913	569,833
Inventories	648,140	561,840
Deferred costs	27,040	28,462
Prepaid expenses and other current assets	141,539	120,512
Total current assets	2,460,578	2,665,368

Property and equipment, net	702,108	663,527
Operating lease right-of-use assets	59,166	—

Restricted cash	73	73
Marketable securities	1,319,026	1,330,123
Deferred income taxes	162,739	176,959
Noncurrent deferred costs	27,018	29,473
Intangible assets, net	653,014	417,080
Other assets	141,061	100,255
Total assets	$5,524,783	$5,382,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$214,763	$204,985
Salaries and benefits payable	106,331	113,087
Accrued warranty costs	39,330	38,276
Accrued sales program costs	74,302	90,388
Deferred revenue	94,980	96,372
Accrued royalty costs	14,578	24,646
Accrued advertising expense	28,444	31,657
Other accrued expenses	90,439	69,777
Income taxes payable	39,879	51,642
Dividend payable	324,655	200,483
Total current liabilities	1,027,701	921,313

Deferred income taxes	105,865	92,944
Noncurrent income taxes	121,997	127,211
Noncurrent deferred revenue	71,700	76,566
Noncurrent operating lease liabilities	46,281	—
Other liabilities	273	1,850

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 190,102 shares outstanding at June 29, 2019; and 189,461 shares outstanding at December 29, 2018;	17,979	17,979
Additional paid-in capital	1,825,135	1,823,638
Treasury stock	(368,200)	(397,692)
Retained earnings	2,641,371	2,710,619
Accumulated other comprehensive income	34,681	8,430
Total stockholders’ equity	4,150,966	4,162,974
Total liabilities and stockholders’ equity	$5,524,783	$5,382,858

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$954,840	$894,452	$1,720,890	$1,605,325

Cost of goods sold	379,475	371,182	693,827	655,520

Gross profit	575,365	523,270	1,027,063	949,805

Advertising expense	41,523	43,549	69,139	68,861
Selling, general and administrative expense	128,738	120,500	255,519	237,564
Research and development expense	148,883	141,713	294,801	283,670
Total operating expense	319,144	305,762	619,459	590,095

Operating income	256,221	217,508	407,604	359,710

Other income:
Interest income	13,735	10,995	27,439	21,222
Foreign currency gains	3,413	2,647	3,727	3,463
Other income	2,409	4,918	3,273	5,653
Total other income	19,557	18,560	34,439	30,338

Income before income taxes	275,778	236,068	442,043	390,048

Income tax provision	52,122	45,726	78,214	70,333

Net income	$223,656	$190,342	$363,829	$319,715

Net income per share:
Basic	$1.18	$1.01	$1.92	$1.70
Diluted	$1.17	$1.00	$1.91	$1.69

Weighted average common shares outstanding:
Basic	189,855	188,542	189,728	188,432
Diluted	190,714	189,461	190,657	189,377

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income	$223,656	$190,342	$363,829	$319,715
Foreign currency translation adjustment	314	(49,868)	(8,920)	(26,368)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	16,029	(4,842)	35,171	(19,876)
Comprehensive income	$239,999	$135,632	$390,080	$273,471

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the 13-Weeks Ended June 29, 2019 and June 30, 2018
(In thousands, except per share information)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at March 31, 2018	$17,979	$1,818,532	$(450,160)	$2,546,400	$64,442	$3,997,193
Net income	—	—	—	190,342	—	190,342
Translation adjustment	—	—	—	—	(49,868)	(49,868)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $ 492	—	—	—	—	(4,842)	(4,842)
Comprehensive income						135,632
Dividends declared ($ 2.12 per share)	—	—	—	(400,128)	—	(400,128)
Issuance of treasury stock related to equity awards	—	(4,324)	16,539	—	—	12,215
Stock compensation	—	14,307	—	—	—	14,307
Purchase of treasury stock related to equity awards	—	—	(338)	—	—	(338)
Balance at June 30, 2018	$17,979	$1,828,515	$(433,959)	$2,336,614	$9,732	$3,758,881

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at March 30, 2019	$17,979	$1,810,196	$(381,815)	$2,850,588	$18,338	$4,315,286
Net income	—	—	—	223,656	—	223,656
Translation adjustment	—	—	—	—	314	314
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $ 2,406	—	—	—	—	16,029	16,029
Comprehensive income						239,999
Dividends declared ($ 2.28 per share)	—	—	—	(432,873)	—	(432,873)
Issuance of treasury stock related to equity awards	—	(893)	13,875	—	—	12,982
Stock compensation	—	15,832	—	—	—	15,832
Purchase of treasury stock related to equity awards	—	—	(260)	—	—	(260)
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the 26-Weeks Ended June 29, 2019 and June 30, 2018
(In thousands, except per share information)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	—	—	—	319,715	—	319,715
Translation adjustment	—	—	—	—	(26,368)	(26,368)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $ 2,907	—	—	—	—	(19,876)	(19,876)
Comprehensive income						273,471
Dividends declared ($ 2.12 per share)	—	—	—	(400,297)	—	(400,297)
Issuance of treasury stock related to equity awards	—	(27,617)	41,759	—	—	14,142
Stock compensation	—	27,746	—	—	—	27,746
Purchase of treasury stock related to equity awards	—	—	(6,900)	—	—	(6,900)
Reclassification under ASU 2016-06	—	—	—	(1,700)	—	(1,700)
Reclassification under ASU 2018-02	—	—	—	452	(452)	—
Balance at June 30, 2018	$17,979	$1,828,515	$(433,959)	$2,336,614	$9,732	$3,758,881

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	363,829	—	363,829
Translation adjustment	—	—	—	—	(8,920)	(8,920)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $ 5,311	—	—	—	—	35,171	35,171
Comprehensive income						390,080
Dividends declared ($ 2.28 per share)	—	—	—	(433,077)	—	(433,077)
Issuance of treasury stock related to equity awards	—	(29,464)	42,446	—	—	12,982
Stock compensation	—	30,961	—	—	—	30,961
Purchase of treasury stock related to equity awards	—	—	(12,954)	—	—	(12,954)
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966

See accompanying notes.

Garmin Ltd. And Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26-Weeks Ended
	June 29,	June 30,
	2019	2018
Operating activities:
Net income	$363,829	$319,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,526	31,800
Amortization	16,208	16,420
Loss (gain) on sale or disposal of property and equipment	94	(1,042)
Provision for doubtful accounts	660	616
Provision for obsolete and slow moving inventories	17,842	11,725
Unrealized foreign currency (gain) loss	(6,811)	2,401
Deferred income taxes	7,077	11,000
Stock compensation expense	30,961	27,747
Realized (gains) losses on marketable securities	(60)	231
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,529	48,099
Inventories	(86,059)	(4,666)
Other current and non-current assets	(68,370)	(4,841)
Accounts payable	5,960	1,618
Other current and non-current liabilities	(33,001)	(49,237)
Deferred revenue	(6,252)	(7,483)
Deferred costs	3,876	962
Income taxes payable	(10,791)	32,998
Net cash provided by operating activities	275,218	438,063

Investing activities:
Purchases of property and equipment	(60,495)	(93,072)
Proceeds from sale of property and equipment	271	1,282
Purchase of intangible assets	(853)	(2,452)
Purchase of marketable securities	(192,168)	(209,387)
Redemption of marketable securities	182,860	127,152
Acquisitions, net of cash acquired	(276,014)	(9,417)
Net cash used in investing activities	(346,399)	(185,894)

Financing activities:
Dividends	(308,905)	(196,086)
Proceeds from issuance of treasury stock related to equity awards	12,982	14,142
Purchase of treasury stock related to equity awards	(12,954)	(6,900)
Net cash used in financing activities	(308,877)	(188,844)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,493)	(8,217)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(381,551)	55,108
Cash, cash equivalents, and restricted cash at beginning of period	1,201,805	891,759
Cash, cash equivalents, and restricted cash at end of period	$820,254	$946,867

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 29, 2019
(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 28, 2019.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 29, 2019 and June 30, 2018 both contain operating results for 13 weeks.

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

The Company adopted the new lease standard as of the beginning of the 2019 fiscal year using the optional transition method. The Company did not have a cumulative effect adjustment to retained earnings as a result of adopting the new lease standard and does not expect the new lease standard to have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows in future periods. The Company elected the package of transitional practical expedients upon adoption which, among other provisions, allowed the Company to carry forward historical lease classification. See Note 11 – Leases for additional information regarding leases.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 26-week period ended June 29, 2019.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as Research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within Other assets if expected to be received beyond one year. Such capitalized costs were approximately $11 million as of June 29, 2019, and there were no such capitalized costs as of December 29, 2018.

2. Inventories

The components of inventories consist of the following:

	June 29,	December 29,
	2019	2018

Raw materials	$253,133	$205,696
Work-in-process	115,930	96,564
Finished goods	279,077	259,580
Inventories	$648,140	$561,840

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 29,	June 30,
	2019	2018
Numerator:
Numerator for basic and diluted net income per share - net income	$223,656	$190,342

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,855	188,542

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	859	919

Denominator for diluted net income per share – adjusted weighted-average common shares	190,714	189,461

Basic net income per share	$1.18	$1.01

Diluted net income per share	$1.17	$1.00

	26-Weeks Ended
	June 29,	June 30,
	2019	2018
Numerator:
Numerator for basic and diluted net income per share - net income	$363,829	$319,715

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,728	188,432

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	929	945

Denominator for diluted net income per share – adjusted weighted-average common shares	190,657	189,377

Basic net income per share	$1.92	$1.70

Diluted net income per share	$1.91	$1.69

There were 400 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week and 26-week periods ended June 29, 2019 and no anti-dilutive equity awards outstanding during the 13-week and 26-week periods ended June 30, 2018.

There were 10 and 46 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended June 29, 2019 and June 30, 2018, respectively.

There were 396 and 378 net shares issued as a result of exercises and releases of equity awards for the 26-week periods ended June 29, 2019 and June 30, 2018, respectively.

There were 245 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 29, 2019.
There were 230 ESPP shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 30, 2018.

4. Segment Information

The Company has identified five reportable segments – auto, aviation, fitness, marine, and outdoor. The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated.

In the first quarter of fiscal 2019, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined, endeavoring to provide the Company’s CODM with a more meaningful representation of segment profit or loss in light of the evolution of its segments. The Company’s composition of operating segments and reportable segments did not change. Prior year amounts are presented here as they were originally reported, as it is not practicable to accurately restate prior period activity in accordance with the refined allocation methodology. For comparative purposes, we estimate operating income for the 13-weeks ended June 30, 2018 would have been approximately $5 million less for the aviation segment, approximately $4 million more for the marine segment, approximately $1 million more for the outdoor segment, and not significantly different for the auto and fitness segments. We estimate operating income for the 26-weeks ended June 30, 2018 would have been approximately $9 million less for the aviation segment, approximately $8 million more for the marine segment, approximately $1 million more for the outdoor segment, and not significantly different for the auto and fitness segments.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended June 29, 2019

Net sales	$210,404	$251,653	$151,407	$157,411	$183,965	$954,840
Gross profit	135,508	135,136	91,683	74,861	138,177	575,365
Operating income	71,336	50,413	42,730	24,908	66,834	256,221

13-Weeks Ended June 30, 2018

Net sales	$201,640	$225,095	$134,583	$180,128	$153,006	$894,452
Gross profit	128,872	126,431	78,785	75,452	113,730	523,270
Operating income	71,916	52,548	27,768	12,612	52,664	217,508

26-Weeks Ended June 29, 2019

Net sales	$364,455	$431,908	$285,376	$284,410	$354,741	$1,720,890
Gross profit	232,996	225,970	169,739	132,198	266,160	1,027,063
Operating income	113,290	68,537	68,205	33,121	124,451	407,604

26-Weeks Ended June 30, 2018

Net sales	$345,899	$391,130	$248,138	$321,439	$298,719	$1,605,325
Gross profit	222,158	223,032	145,468	136,463	222,684	949,805
Operating income	115,739	85,922	40,899	16,079	101,071	359,710

Net sales to external customers by geographic region were as follows for the 13-week and 26-week periods ended June 29, 2019 and June 30, 2018. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Americas	$470,840	$437,116	$850,296	$783,091
EMEA	338,595	309,116	598,615	555,029
APAC	145,405	148,220	271,979	267,205
Net sales to external customers	$954,840	$894,452	$1,720,890	$1,605,325

Net property and equipment by geographic region as of June 29, 2019 and June 30, 2018 are presented below.

	Americas	APAC	EMEA	Total
June 29, 2019
Property and equipment, net	$424,127	$216,648	$61,333	$702,108

June 30, 2018
Property and equipment, net	$395,638	$202,455	$39,152	$637,245

5. Warranty Reserves

The Company’s products sold are generally covered by a standard warranty for periods ranging from one to three years .. The Company’s estimate of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	June 29,	June 30,
	2019	2018

Balance - beginning of period	$35,042	$35,422
Accrual for products sold during the period(1)	17,366	17,113
Expenditures	(13,078)	(14,106)
Balance - end of period	$39,330	$38,429

	26-Weeks Ended
	June 29,	June 30,
	2019	2018

Balance - beginning of period	$38,276	$36,827
Accrual for products sold during the period(1)	28,215	27,125
Expenditures	(27,161)	(25,523)
Balance - end of period	$39,330	$38,429

(1)	Changes in cost estimates related to pre-existing warranties are not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold during the period’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of June 29, 2019 was approximately $463,200. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 29, 2019. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended June 29, 2019 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $52,122 in the 13-week period ended June 29, 2019, compared to income tax expense of $45,726 in the 13-week period ended June 30, 2018. The effective tax rate was 18.9% in the second quarter of 2019, compared to 19.4% in the second quarter of 2018.

The Company recorded income tax expense of $78,214 in the first half of 2019, compared to income tax expense of $70,333 in the first half of 2018. The effective tax rate was 17.7% in the first half of 2019, compared to 18.0% in the first half of 2018.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 29, 2019
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$19,550	$—	$19,550	$—
Agency securities	61,922	—	61,922	—
Mortgage-backed securities	127,352	—	127,352	—
Corporate securities	1,059,434	—	1,059,434	—
Municipal securities	165,765	—	165,765	—
Other	124,768	—	124,768	—
Total	$1,558,791	$—	$1,558,791	$—

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,128	$—	$22,128	$—
Agency securities	59,116	—	59,116	—
Mortgage-backed securities	135,865	—	135,865	—
Corporate securities	980,524	—	980,524	—
Municipal securities	173,137	—	173,137	—
Other	142,342	—	142,342	—
Total	$1,513,112	$—	$1,513,112	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 29, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$19,657	$3	$(110)	$19,550
Agency securities	61,950	146	(174)	61,922
Mortgage-backed securities	129,851	88	(2,587)	127,352
Corporate securities	1,058,920	6,640	(6,126)	1,059,434
Municipal securities	164,980	1,001	(216)	165,765
Other	125,414	59	(705)	124,768
Total	$1,560,772	$7,937	$(9,918)	$1,558,791

	Available-For-Sale Securities as of December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,485	$—	$(357)	$22,128
Agency securities	60,088	28	(1,000)	59,116
Mortgage-backed securities	142,176	1	(6,312)	135,865
Corporate securities	1,010,590	33	(30,099)	980,524
Municipal securities	175,630	73	(2,566)	173,137
Other	144,606	0	(2,264)	142,342
Total	$1,555,575	$135	$(42,598)	$1,513,112

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2018 and the 26-week period ended June 29, 2019, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position as of June 29, 2019 were $856,094 and $846,176 , respectively. Approximately 55% of securities in our portfolio were at an unrealized loss position as of June 29, 2019. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying Condensed Consolidated Statements of Income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 29, 2019 and December 29, 2018.

	As of June 29, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(110)	$17,148
Agency securities	—	—	(174)	39,347
Mortgage-backed securities	(5)	5,662	(2,582)	113,253
Corporate securities	(307)	79,025	(5,819)	440,815
Municipal securities	(0)	886	(216)	54,151
Other	(28)	15,246	(677)	80,643
Total	$(340)	$100,819	$(9,578)	$745,357

	As of December 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$3,975	$(354)	$18,153
Agency securities	(5)	4,656	(995)	40,508
Mortgage-backed securities	(1)	361	(6,311)	135,323
Corporate securities	(4,028)	323,633	(26,071)	640,439
Municipal securities	(454)	38,371	(2,112)	118,362
Other	(102)	8,015	(2,162)	114,120
Total	$(4,593)	$379,011	$(38,005)	$1,066,905

The amortized cost and fair value of marketable securities at June 29, 2019, by maturity, are shown below.

	Amortized Cost	Fair Value

Due in one year or less	$239,947	$239,765
Due after one year through five years	1,221,956	1,222,332
Due after five years through ten years	91,375	89,361
Due after ten years	7,494	7,333
	$1,560,772	$1,558,791

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 29, 2019:

	13-Weeks Ended June 29, 2019
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$38,093	$(19,755)	$18,338
Other comprehensive income before reclassification, net of income tax expense of $ 2,406	314	16,148	16,462
Amounts reclassified from accumulated other comprehensive income	—	(119)	(119)
Net current-period other comprehensive income	314	16,029	16,343
Ending Balance	$38,407	$(3,726)	$34,681

	26-Weeks Ended June 29, 2019
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$47,327	$(38,897)	$8,430
Other comprehensive income before reclassification, net of income tax expense of $ 5,311	(8,920)	35,248	26,328
Amounts reclassified from accumulated other comprehensive income	—	(77)	(77)
Net current-period other comprehensive income	(8,920)	35,171	26,251
Ending Balance	$38,407	$(3,726)	$34,681

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 26-week periods ended June 29, 2019:

13-Weeks Ended June 29, 2019
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$121	Other income (expense)
	(2)	Income tax benefit (provision)
	$119	Net of tax

26-Weeks Ended June 29, 2019
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains (losses) on available-for-sale securities	$60	Other income (expense)
	17	Income tax benefit (provision)
	$77	Net of tax

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

	Auto Revenue by Major Product Category
	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Auto PND	68%	70%	64%	67%
Auto OEM	32%	30%	36%	33%

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

	13-Weeks Ended		26-Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Point in time	$911,099	$854,260	$1,635,275	$1,525,524
Over time	43,741	40,192	85,615	79,801
Net sales	$954,840	$894,452	$1,720,890	$1,605,325

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 26-week period ending June 29, 2019 are presented below:

	26-Weeks Ended
	June 29,
	2019
	Deferred Revenue(1)	Deferred Costs(2)

Balance, beginning of period	$172,938	$57,935
Deferrals in period	79,357	13,950
Recognition of deferrals in period	(85,615)	(17,827)
Balance, end of period	$166,680	$54,058

(1)	Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2)	Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $85,615 of deferred revenue recognized in the 26-weeks ended June 29, 2019, $56,686 was deferred as of the beginning of the period.

Approximately two-thirds of the $166,680 of deferred revenue at the end of the period , June 29, 2019, is recognized ratably over a period of three years or less.

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

The following table represents lease costs recognized in the Company’s Condensed Consolidated Statements of Income for the 13-weeks and 26-weeks ended June 29, 2019. Lease costs are included in Selling, general and administrative expense and Research and development expense on the Company’s Condensed Consolidated Statements of Income.

	13-Weeks Ended	26-Weeks Ended
	June 29,	June 29,
	2019	2019
Operating lease cost(1)	$6,018	$11,660

(1)	Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the periods presented.

The following table represents the components of leases that are recognized on the Company’s Condensed Consolidated Balance Sheets as of June 29, 2019.

June 29,
2019

Operating lease right-of-use assets	$59,166

Other accrued expenses	$14,455
Noncurrent operating lease liabilities	46,281
Total lease liabilities	$60,736

Weighted average remaining lease term	5.6 years
Weighted average discount rate	4.0%

The following table represents the maturity of lease liabilities.

Fiscal Year	Lease payments
2019, excluding the 26-weeks ended June 29, 2019	$9,022
2020	15,765
2021	12,339
2022	8,536
2023	7,808
Thereafter	15,418
Total	$68,888
Less: imputed interest	(8,152)
Present value of lease liabilities	$60,736

The following table presents supplemental cash flow and noncash information related to leases.

26-Weeks Ended
June 29,
2019
Cash paid for amounts included in the measurement of operating lease liabilities(2)	$9,134
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,391

(2)	Included in Net cash provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.
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

The Company is a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. We operate in five reportable segments, which serve the outdoor, fitness, marine, auto and aviation markets. The Company’s segments offer consumer products through its network of subsidiary distributors and independent dealers and distributors and some also maintain relationships with original equipment manufacturers (OEMs). However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	June 29, 2019	June 30, 2018

Net sales	100%	100%
Cost of goods sold	40%	41%
Gross profit	60%	59%
Advertising expense	4%	5%
Selling, general and administrative expense	13%	13%
Research and development expense	16%	16%
Total operating expense	33%	34%
Operating income	27%	24%
Other income	2%	2%
Income before income taxes	29%	26%
Income tax provision	5%	5%
Net income	23%	21%

	26-Weeks Ended
	June 29, 2019	June 30, 2018

Net sales	100%	100%
Cost of goods sold	40%	41%
Gross profit	60%	59%
Advertising expense	4%	4%
Selling, general and administrative expense	15%	15%
Research and development expense	17%	18%
Total operating expense	36%	37%
Operating income	24%	22%
Other income	2%	2%
Income before income taxes	26%	24%
Income tax provision	5%	4%
Net income	21%	20%

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

As indicated in Note 4 to the Condensed Consolidated Financial Statements, the methodology used to allocate certain selling, general, and administrative expenses was refined in the first quarter of 2019. The amounts presented below for the 13-weeks and 26-weeks ended June 30, 2018 are presented here as they were originally reported.

Comparison of 13-Weeks ended June 29, 2019 and June 30, 2018
(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Outdoor	$210,404	22%	$201,640	23%	$8,764	4%
Fitness	251,653	26%	225,095	25%	26,558	12%
Marine	151,407	16%	134,583	15%	16,824	13%
Auto	157,411	17%	180,128	20%	(22,717)	(13)%
Aviation	183,965	19%	153,006	17%	30,959	20%
Total	$954,840	100%	$894,452	100%	$60,388	7%

Net sales increased 7% for the 13-week period ended June 29, 2019 when compared to the year-ago quarter. The outdoor, fitness, marine, and aviation segments collectively increased by 12%, contributing 83% of total revenue. Fitness was the largest portion of our revenue mix at 26% in the second quarter of 2019 compared to 25% in the second quarter of 2018.

Total unit sales in the second quarter of 2019 increased to 3,838 when compared to total unit sales of 3,783 in the second quarter of 2018.

Outdoor, fitness, marine, and aviation segment revenue increased 4%, 12%, 13%, and 20%, respectively, when compared to the year-ago quarter. The outdoor segment revenue increase was primarily driven by strong sales in golf and inReach product lines. The fitness segment revenue increase was primarily driven by strong sales in wearables and sales from Tacx, a newly acquired group of subsidiaries that designs and manufactures indoor bike trainers. The current quarter marine segment revenue increase was primarily driven by sales growth in chartplotters and sonar products. The aviation segment revenue increase was driven by sales growth across most product lines in both OEM and aftermarket categories. Auto segment revenue decreased 13% from the year-ago quarter, primarily due to the ongoing PND market contraction.

Gross Profit

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$135,508	64%	$128,872	64%	$6,636	5%
Fitness	135,136	54%	126,431	56%	8,705	7%
Marine	91,683	61%	78,785	59%	12,898	16%
Auto	74,861	48%	75,452	42%	(591)	(1)%
Aviation	138,177	75%	113,730	74%	24,447	21%
Total	$575,365	60%	$523,270	59%	$52,095	10%

Gross profit dollars in the second quarter of 2019 increased 10%, primarily due to growth in net sales along with a gross margin increase of 180 basis points compared to the year-ago quarter. Gross margin increased in the outdoor, marine, auto, and aviation segments, slightly offset by a gross margin decrease in the fitness segment when compared to the year-ago quarter.

The marine segment gross margin increase of 200 basis points was primarily attributable to product mix. The auto segment gross margin increase of 570 basis points was primarily attributable to lower license expense and product mix. A portion of license expense favorability in the auto segment is expected to continue for the remainder of the year. The fitness segment gross margin decrease was primarily attributable to lower average selling prices and product mix.

Advertising Expense

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Advertising Expense	% of Revenue	Advertising Expense	% of Revenue	$ Change	% Change
Outdoor	$11,965	6%	$10,700	5%	$1,265	12%
Fitness	17,928	7%	18,534	8%	(606)	(3)%
Marine	5,585	4%	5,142	4%	443	9%
Auto	4,403	3%	6,691	4%	(2,288)	(34)%
Aviation	1,642	1%	2,482	2%	(840)	(34)%
Total	$41,523	4%	$43,549	5%	$(2,026)	(5)%

Advertising expense as a percent of revenue was slightly lower when compared to the year-ago quarter and decreased 5% in absolute dollars. The total absolute dollar decrease was primarily attributable to decreased cooperative advertising and point-of-sale display advertising expense in the auto segment and decreased media advertising in the fitness segment, slightly offset by increased media and cooperative advertising in the outdoor segment.

Selling, General and Administrative Expense

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Selling, General & Admin. Expenses	% of Revenue	Selling, General & Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$30,409	14%	$28,591	14%	$1,818	6%
Fitness	39,964	16%	32,797	15%	7,167	22%
Marine	23,309	15%	25,683	19%	(2,374)	(9)%
Auto	19,373	12%	24,987	14%	(5,614)	(22)%
Aviation	15,683	9%	8,442	6%	7,241	86%
Total	$128,738	13%	$120,500	13%	$8,238	7%

Selling, general and administrative expense increased 7% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the second quarter of 2019 was primarily attributable to personnel costs, legal related costs, and expenses from recent acquisitions. The fitness segment increase as a percent of revenue was primarily due to expenses from newly acquired Tacx. The auto segment decrease as a percent of revenue was primarily due to less amortization expense associated with intangible assets.

As noted above and in Note 4 to the Condensed Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses in the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for the second quarter of 2018 would have been approximately $5 million more for the aviation segment, approximately $4 million less for the marine segment, approximately $1 million less for the outdoor segment, and not significantly different for the fitness and auto segments.

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

Research and Development Expense

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Research & Development	% of Revenue	Research & Development	% of Revenue	$ Change	% Change
Outdoor	$21,798	10%	$17,665	9%	$4,133	23%
Fitness	26,831	11%	22,552	10%	4,279	19%
Marine	20,059	13%	20,192	15%	(133)	(1)%
Auto	26,177	17%	31,162	17%	(4,985)	(16)%
Aviation	54,018	29%	50,142	33%	3,876	8%
Total	$148,883	16%	$141,713	16%	$7,170	5%

Research and development expense as a percent of revenue was relatively flat compared to the year-ago quarter and increased 5% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions, partially offset by the capitalization of certain contractually reimbursable preproduction design and development personnel costs within the auto segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-Weeks Ended June 29, 2019		13-Weeks Ended June 30, 2018		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$71,336	34%	$71,916	36%	$(580)	(1)%
Fitness	50,413	20%	52,548	23%	(2,135)	(4)%
Marine	42,730	28%	27,768	21%	14,962	54%
Auto	24,908	16%	12,612	7%	12,296	97%
Aviation	66,834	36%	52,664	34%	14,170	27%
Total	$256,221	27%	$217,508	24%	$38,713	18%

Operating income increased 18% in absolute dollars and increased 250 basis points when compared to the year-ago quarter. In the current quarter, the operating income growth in absolute dollars was primarily attributable to revenue growth and gross margin improvement. The increase in operating income as a percent of revenue was primarily attributable to improved gross margin and leverage of operating expenses, as discussed above.

Other Income (Expense)

	13-Weeks Ended	13-Weeks Ended
	June 29, 2019	June 30, 2018
Interest income	$13,735	$10,995
Foreign currency gains	3,413	2,647
Other	2,409	4,918
Total	$19,557	$18,560

The average return on cash and investments, including interest and capital gains/losses, during the second quarter of 2019 was 2.2% compared to 1.9% during the same quarter of 2018. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $3.4 million currency gain recognized in the second quarter of 2019 was primarily due to the U.S. Dollar weakening against the Euro and strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the British Pound Sterling, within the 13-weeks ended June 29, 2019. During this period, the U.S. Dollar weakened 1.4% against the Euro and strengthened 0.3% against the Taiwan Dollar, resulting in gains of $3.7 million and $1.7 million, respectively, while the U.S. Dollar strengthened 2.6% against the British Pound Sterling, resulting in a loss of $0.7 million. The remaining net currency loss of $1.3 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $2.6 million currency gain recognized in the second quarter of 2018 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro and British Pound Sterling within the 13-weeks ended June 30, 2018. During this period, the U.S. Dollar strengthened 4.7% against the Taiwan Dollar, resulting in a gain of $26.7 million, while the U.S. Dollar strengthened 5.2% against the Euro and 5.8% against the British Pound Sterling, resulting in losses of $14.0 million and $1.9 million, respectively. The remaining net currency loss of $8.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $52.1 million in the 13-week period ended June 29, 2019, compared to income tax expense of $45.7 million in the 13-week period ended June 30, 2018. The effective tax rate was 18.9% in the second quarter of 2019, compared to 19.4% in the second quarter of 2018.

The Company expects to record an income tax benefit due to the revaluation of certain Switzerland deferred tax assets resulting from Swiss tax reform. However, the Company is unable to estimate the timing and the amount of the income tax benefit due to the dependency on the future enactment of Swiss cantonal tax rate.

Net Income

As a result of the above, net income for the 13-weeks ended June 29, 2019 was $223.7 million compared to $190.3 million for the 13-week period ended June 29, 2018, an increase of $33.4 million.

Comparison of 26-Weeks Ended June 29, 2019 and 26-Weeks Ended June 30, 2018

Net Sales

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$364,455	21%	$345,899	22%	$18,556	5%
Fitness	431,908	25%	391,130	24%	40,778	10%
Marine	285,376	17%	248,138	15%	37,238	15%
Auto	284,410	16%	321,439	20%	(37,029)	(12)%
Aviation	354,741	21%	298,719	19%	56,022	19%
Total	$1,720,890	100%	$1,605,325	100%	$115,565	7%

Net sales increased 7% for the 26-week period ended June 29, 2019 when compared to the year-ago period. The outdoor, fitness, marine, and aviation segments collectively increased by 12%, contributing 84% of total revenue. Fitness was the largest portion of our revenue mix at 25% in the first half of 2019 compared to 24% in the first half of 2018.

Total unit sales in the first half of 2019 increased to 7,019 when compared to the total unit sales of 6,739 in the first half of 2018.

Outdoor, fitness, marine, and aviation segment revenues increased 5%, 10%, 15%, and 19%, respectively, when compared to the year-ago period. The outdoor segment revenue increase was primarily driven by strong sales in golf and inReach product lines. Fitness segment revenue increases were primarily driven by strong sales in wearables and sales from newly acquired Tacx. Marine segment revenue increases were primarily driven by sales growth in chartplotters and sonar products. The aviation segment revenue increase was driven by sales growth across most product lines in both OEM and aftermarket categories. Auto segment revenue decreased 12% from the year-ago period, primarily due to the ongoing PND market contraction.

Gross Profit

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$232,996	64%	$222,158	64%	$10,838	5%
Fitness	225,970	52%	223,032	57%	2,938	1%
Marine	169,739	59%	145,468	59%	24,271	17%
Auto	132,198	46%	136,463	42%	(4,265)	(3)%
Aviation	266,160	75%	222,684	75%	43,476	20%
Total	$1,027,063	60%	$949,805	59%	$77,258	8%

Gross profit dollars in the 26-week period ended June 29, 2019 increased 8% while gross margin remained relatively flat compared to the year-ago period. Gross margin increased 400 basis points in the auto segment when compared to the year-ago period, primarily attributable to lower license expense and product mix. A portion of license expense favorability in the auto segment is expected to continue for the remainder of the year. Gross margin remained relatively flat within the outdoor, marine, and aviation segments. Gross margin decreased in the fitness segment primarily due to lower average selling prices and product mix.

Advertising Expense

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Advertising Expense	% of Revenue	Advertising Expense	% of Revenue	$ Change	% Change
Outdoor	$19,136	5%	$16,500	5%	$2,636	16%
Fitness	27,917	6%	28,219	7%	(302)	(1)%
Marine	11,916	4%	10,428	4%	1,488	14%
Auto	7,305	3%	9,921	3%	(2,616)	(26)%
Aviation	2,865	1%	3,793	1%	(928	(24)%
Total	$69,139	4%	$68,861	4%	$278	0%

Advertising expense was relatively flat in absolute dollars and as a percent of revenue when compared to the year-ago period. Increases in cooperative advertising in the outdoor and marine segments and increased media advertising in the outdoor segment were generally offset by decreases in cooperative advertising and point-of-sale display advertising expense in the auto segment.

Selling, General and Administrative Expense

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Selling, General & Admin. Expenses	% of Revenue	Selling, General & Admin. Expenses	% of Revenue	$ Change	% Change
Outdoor	$58,711	16%	$54,647	16%	$4,064	7%
Fitness	77,538	18%	64,092	16%	13,446	21%
Marine	49,291	17%	54,136	22%	(4,845)	(9)%
Auto	38,668	14%	47,046	15%	(8,378)	(18)%
Aviation	31,311	9%	17,643	6%	13,668	77%
Total	$255,519	15%	$237,564	15%	$17,955	8%

Selling, general and administrative expense increased 8% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to personnel costs, legal related costs, and expenses from recent acquisitions. The fitness segment increase as a percent of revenue was primarily due to expenses from newly acquired Tacx. The auto segment decrease as a percent of revenue was primarily due to less amortization expense associated with intangible assets.

As noted above and in Note 4 to the Condensed Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses in the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for the first half of 2018 would have been approximately $9 million more for the aviation segment, approximately $8 million less for the marine segment, approximately $1 million less for the outdoor segment, and not significantly different for the fitness and auto segments. Selling, general and administrative expense as a percent of revenue also decreased in marine due to leverage of operating costs.

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

Research and Development Expense

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Research & Development	% of Revenue	Research & Development	% of Revenue	$ Change	% Change
Outdoor	$41,859	11%	$35,272	10%	$6,587	19%
Fitness	51,978	12%	44,799	11%	7,179	16%
Marine	40,327	14%	40,005	16%	322	1%
Auto	53,104	19%	63,417	20%	(10,313)	(16)%
Aviation	107,533	30%	100,177	34%	7,356	7%
Total	$294,801	17%	$283,670	18%	$11,131	4%

Research and development expense as a percent of revenue was slightly lower when compared to the year-ago period and increased $11.1 million in absolute dollars. The absolute dollar increase in research and development expenses when compared with the year-ago period was primarily due to engineering personnel costs related to our wearable and aviation product offerings and expenses resulting from recent acquisitions, partially offset by the capitalization of certain contractually reimbursable preproduction design and development personnel costs within the auto segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	26-Weeks Ended June 29, 2019		26-Weeks Ended June 30, 2018		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$113,290	31%	$115,739	33%	$(2,449)	(2)%
Fitness	68,537	16%	85,922	22%	(17,385)	(20)%
Marine	68,205	24%	40,899	16%	27,306	67%
Auto	33,121	12%	16,079	5%	17,042	106%
Aviation	124,451	35%	101,071	34%	23,380	23%
Total	$407,604	24%	$359,710	22%	$47,894	13%

Operating income increased 13% in absolute dollars and increased 130 basis points as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar basis and as a percent of revenue was the result of revenue growth, slight increase in gross margin, and leverage of operating expenses, as discussed above.

Other Income (Expense)

	26-Weeks Ended	26-Weeks Ended
	June 29, 2019	June 30, 2018
Interest income	$27,439	$21,222
Foreign currency gains	3,727	3,463
Other	3,273	5,653
Total	$34,439	$30,338

The average returns on cash and investments, including interest and capital gains/losses, during the 26-weeks ended June 29, 2019 and the 26-weeks ended June 30, 2018 were 2.2% and 1.8%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $3.7 million currency gain recognized in the first half of 2019 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro within the 26-weeks ended June 29, 2019. During this period, the U.S. Dollar strengthened 1.2% against the Taiwan Dollar, resulting in a gain of $7.4 million while the U.S. Dollar strengthened 0.6% against the Euro, resulting in a loss of $4.1 million. The U.S. Dollar remained relatively flat against the British Pound Sterling. The remaining net currency gain of $0.4 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $3.5 million currency gain recognized in the first half of 2018 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro and British Pound Sterling within the 26-weeks ended June 30, 2018. During this period, the U.S. Dollar strengthened 2.7% against the Taiwan Dollar, resulting in a gain of $13.9 million, while the U.S. Dollar strengthened 2.6% against the Euro and 2.3% against the British Pound Sterling, resulting in losses of $5.1 million and $0.1 million, respectively. The remaining net currency loss of $5.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $78.2 million in the first half of 2019, compared to income tax expense of $70.3 million in the first half of 2018. The effective tax rate was 17.7% in the first half of 2019, compared to 18.0% in the first half of 2018.

The Company expects to record an income tax benefit due to the revaluation of certain Switzerland deferred tax assets resulting from Swiss tax reform. However, the Company is unable to estimate the timing and the amount of the income tax benefit due to the dependency on the future enactment of Swiss cantonal tax rate.

Net Income

As a result of the above, net income for the 26-week period ended June 29, 2019 was $363.8 million compared to $319.7 million for the 26-week period ended June 30, 2018, an increase of $44.1 million.

Liquidity and Capital Resources

As of June 29, 2019, we had approximately $2.4 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first half of 2019 and 2018 were approximately 2.2% and 1.8%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$275,218	$438,063

The $162.8 million decrease in cash provided by operating activities in the first half of 2019 compared to the first half of 2018 was primarily due to the net increase in cash used in working capital of $156.6 million (which included a decrease of $42.5 million in net receipts of accounts receivable, a net increase of $75.3 million in cash paid for inventory, and a net increase of $38.8 million in cash used in other activities primarily driven by payments associated with an amendment to a license agreement) and income taxes payable of $43.8 million. These decreases were partially offset by the year over year increase in net income and other non-cash adjustments of $37.6 million.

Investing Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2019	2018
Net cash used in investing activities	$(346,399)	$(185,894)

The $160.5 million increase in cash used in investing activities during the first half of 2019 compared to the first half of 2018 was primarily due to increased cash payments for acquisitions of $266.6 million, partially offset by decreased net purchases of marketable securities of $72.9 million and decreased cash payments for net purchases of property and equipment of $31.6 million.

Financing Activities

	26-Weeks Ended
	June 29,	June 30,
(In thousands)	2019	2018
Net cash used in financing activities	$(308,877)	$(188,844)

The $120.0 million increase in cash used in financing activities during the first half of 2019 compared to the first half of 2018 was primarily due to an increase in dividend payments of $112.8 million associated with the timing of dividend payments that resulted in three dividend payments in the first half of 2019 compared to two dividend payments in the first half of 2018.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 29, 2019, other than those discussed in Note 1, “Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week and 26-week periods ended June 29, 2019 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.
The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 29, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 29, 2019 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal control over financial reporting
. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week and 26-week periods ended June 29, 2019 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Dated: July 31, 2019

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