Form 10-Q
period 2019-09-28
GARMIN LTD
filed 2019-10-30
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 0-31983

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	identification no.)

Mühlentalstrasse 2
8200 Schaffhausen
Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 0.10 Per Share Par Value	GRMN	The Nasdaq Stock Market, LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

YES  ☐  NO  ☑

Number of shares outstanding of the registrant’s common shares as of October 28, 2019

Registered Shares, CHF 0.10 par value:  198,077,418 (including treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 28, 2019

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	September 28,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$976,402	$1,201,732
Marketable securities	300,542	182,989
Accounts receivable, net	558,299	569,833
Inventories	749,825	561,840
Deferred costs	26,450	28,462
Prepaid expenses and other current assets	146,325	120,512
Total current assets	2,757,843	2,665,368

Property and equipment, net	710,591	663,527
Operating lease right-of-use assets	55,399	-

Restricted cash	1,036	73
Marketable securities	1,252,219	1,330,123
Deferred income taxes	158,963	176,959
Noncurrent deferred costs	25,156	29,473
Intangible assets, net	637,716	417,080
Other assets	156,182	100,255
Total assets	$5,755,105	$5,382,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$235,548	$204,985
Salaries and benefits payable	109,323	113,087
Accrued warranty costs	37,998	38,276
Accrued sales program costs	58,459	90,388
Deferred revenue	95,572	96,372
Accrued royalty costs	11,673	24,646
Accrued advertising expense	21,246	31,657
Other accrued expenses	87,333	69,777
Income taxes payable	60,728	51,642
Dividend payable	325,075	200,483
Total current liabilities	1,042,955	921,313

Deferred income taxes	113,225	92,944
Noncurrent income taxes	105,309	127,211
Noncurrent deferred revenue	69,600	76,566
Noncurrent operating lease liabilities	42,855	-
Other liabilities	267	1,850

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 190,103 shares outstanding at September 28, 2019; and 189,461 shares outstanding at December 29, 2018;	17,979	17,979
Additional paid-in capital	1,841,696	1,823,638
Treasury stock	(368,187)	(397,692)
Retained earnings	2,868,816	2,710,619
Accumulated other comprehensive income	20,590	8,430
Total stockholders’ equity	4,380,894	4,162,974
Total liabilities and stockholders’ equity	$5,755,105	$5,382,858

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	$934,383	$810,011	$2,655,273	$2,415,336

Cost of goods sold	366,925	329,264	1,060,752	984,783

Gross profit	567,458	480,747	1,594,521	1,430,553

Advertising expense	32,668	31,140	101,808	100,000
Selling, general and administrative expense	124,769	114,669	380,289	352,234
Research and development expense	148,561	138,979	443,361	422,649
Total operating expense	305,998	284,788	925,458	874,883

Operating income	261,460	195,959	669,063	555,670

Other income (expense):
Interest income	12,309	11,089	39,748	32,310
Foreign currency losses	(16,296)	(6,868)	(12,568)	(3,405)
Other income	294	1,147	3,567	6,800
Total other income (expense)	(3,693)	5,368	30,747	35,705

Income before income taxes	257,767	201,327	699,810	591,375

Income tax provision	29,901	17,113	108,115	87,445

Net income	$227,866	$184,214	$591,695	$503,930

Net income per share:
Basic	$1.20	$0.98	$3.12	$2.67
Diluted	$1.19	$0.97	$3.10	$2.66

Weighted average common shares outstanding:
Basic	190,102	188,799	189,853	188,554
Diluted	190,962	190,005	190,790	189,586

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$227,866	$184,214	$591,695	$503,930
Foreign currency translation adjustment	(18,885)	(3,940)	(27,805)	(30,308)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,794	(1,168)	39,965	(21,044)
Comprehensive income	$213,775	$179,106	$603,855	$452,578

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 28, 2019 and September 29, 2018

(In thousands, except per share information)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 30, 2018	$17,979	$1,828,515	$(433,959)	$2,336,614	$9,732	$3,758,881
Net income	–	–	–	184,214	–	184,214
Translation adjustment	–	–	–	–	(3,940)	(3,940)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $107	–	–	–	–	(1,168)	(1,168)
Comprehensive income						179,106
Dividends declared	–	–	–	–	–	–
Issuance of treasury stock related to equity awards	–	(311)	693	–	–	382
Stock compensation	–	14,347	–	–	–	14,347
Purchase of treasury stock related to equity awards	–	–	(8)	–	–	(8)
Balance at September 29, 2018	$17,979	$1,842,551	$(433,274)	$2,520,828	$4,624	$3,952,708

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966
Net income	–	–	–	227,866	–	227,866
Translation adjustment	–	–	–	–	(18,885)	(18,885)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $657	–	–	–	–	4,794	4,794
Comprehensive income						213,775
Dividends declared	–	–	–	(421)	–	(421)
Issuance of treasury stock related to equity awards	–	(30)	30	–	–	–
Stock compensation	–	16,591	–	–	–	16,591
Purchase of treasury stock related to equity awards	–	–	(17)	–	–	(17)
Balance at September 28, 2019	$17,979	$1,841,696	$(368,187)	$2,868,816	$20,590	$4,380,894

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 28, 2019 and September 29, 2018

(In thousands, except per share information)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	–	–	–	503,930	–	503,930
Translation adjustment	–	–	–	–	(30,308)	(30,308)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $3,014	–	–	–	–	(21,044)	(21,044)
Comprehensive income						452,578
Dividends declared ($2.12 per share)	–	–	–	(400,298)	–	(400,298)
Issuance of treasury stock related to equity awards	–	(27,929)	42,453	–	–	14,524
Stock compensation	–	42,094	–	–	–	42,094
Purchase of treasury stock related to equity awards	–	–	(6,909)	–	–	(6,909)
Reclassification under ASU 2016-06	–	–	–	(1,700)	–	(1,700)
Reclassification under ASU 2018-02	–	–	–	452	(452)	-
Balance at September 29, 2018	$17,979	$1,842,551	$(433,274)	$2,520,828	$4,624	$3,952,708

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	–	–	–	591,695	–	591,695
Translation adjustment	–	–	–	–	(27,805)	(27,805)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,968	–	–	–	–	39,965	39,965
Comprehensive income						603,855
Dividends declared ($2.28 per share)	–	–	–	(433,498)	–	(433,498)
Issuance of treasury stock related to equity awards	–	(29,495)	42,477	–	–	12,982
Stock compensation	–	47,553	–	–	–	47,553
Purchase of treasury stock related to equity awards	–	–	(12,972)	–	–	(12,972)
Balance at September 28, 2019	$17,979	$1,841,696	$(368,187)	$2,868,816	$20,590	$4,380,894

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 28,	September 29,
	2019	2018
Operating activities:
Net income	$591,695	$503,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,503	47,902
Amortization	25,112	23,574
Gain on sale or disposal of property and equipment	(5)	(491)
Provision for doubtful accounts	933	1,265
Provision for obsolete and slow moving inventories	32,501	17,719
Unrealized foreign currency loss	14,653	4,158
Deferred income taxes	18,012	20,177
Stock compensation expense	47,553	42,094
Realized (gains) losses on marketable securities	(213)	481
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,311	111,955
Inventories	(210,622)	(69,139)
Other current and non-current assets	(86,538)	5,102
Accounts payable	27,523	32,601
Other current and non-current liabilities	(54,401)	(57,245)
Deferred revenue	(7,750)	(14,923)
Deferred costs	6,326	5,581
Income taxes payable	(7,423)	27,041
Net cash provided by operating activities	464,170	701,782

Investing activities:
Purchases of property and equipment	(91,469)	(122,846)
Proceeds from sale of property and equipment	370	1,296
Purchase of intangible assets	(1,862)	(2,982)
Purchase of marketable securities	(333,320)	(314,179)
Redemption of marketable securities	333,783	229,066
Acquisitions, net of cash acquired	(275,310)	(29,170)
Net cash used in investing activities	(367,808)	(238,815)

Financing activities:
Dividends	(308,905)	(296,149)
Proceeds from issuance of treasury stock related to equity awards	12,982	14,524
Purchase of treasury stock related to equity awards	(12,972)	(6,909)
Net cash used in financing activities	(308,895)	(288,534)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,834)	(9,650)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(224,367)	164,783
Cash, cash equivalents, and restricted cash at beginning of period	1,201,805	891,759
Cash, cash equivalents, and restricted cash at end of period	$977,438	$1,056,542

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 28, 2019

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 28, 2019 are not necessarily indicative of the results that may be expected for the year ending December 28, 2019.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 28, 2019 and September 29, 2018 both contain operating results for 13 weeks.

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

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 39-week period ended September 28, 2019.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as Research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Condensed Consolidated Balance Sheets within Prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within Other assets if expected to be received beyond one year. Such capitalized costs were approximately $22 million as of September 28, 2019, and there were no such capitalized costs as of December 29, 2018.

2.	Inventories

The components of inventories consist of the following:

	September 28,	December 29,
	2019	2018

Raw materials	$267,718	$205,696
Work-in-process	133,290	96,564
Finished goods	348,817	259,580
Inventories	$749,825	$561,840

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	September 28,	September 29,
	2019	2018
Numerator:
Numerator for basic and diluted net income per share - net income	$227,866	$184,214

Denominator:
Denominator for basic net income per share – weighted-average common shares	190,102	188,799

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	860	1,206

Denominator for diluted net income per share – adjusted weighted-average common shares	190,962	190,005

Basic net income per share	$1.20	$0.98

Diluted net income per share	$1.19	$0.97

	39-Weeks Ended
	September 28,	September 29,
	2019	2018
Numerator:
Numerator for basic and diluted net income per share - net income	$591,695	$503,930

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,853	188,554

Effect of dilutive securities – stock options, stock appreciation rights and restricted stock units	937	1,032

Denominator for diluted net income per share – adjusted weighted-average common shares	190,790	189,586

Basic net income per share	$3.12	$2.67

Diluted net income per share	$3.10	$2.66

There were 398 and 266 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week and 39-week periods ended September 28, 2019, respectively, and no anti-dilutive equity awards outstanding during the 13-week and 39-week periods ended September 29, 2018.

There were less than 1 net shares issued as a result of exercises and releases of equity awards for the 13-week period ended September 28, 2019, and there were 12 net shares issued as a result of exercises and releases of equity awards for the 13-week period ended September 29, 2018.

There were 396 and 390 net shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 28, 2019 and September 29, 2018, respectively.

There were 245 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 28, 2019.

There were 230 ESPP shares issued from outstanding Treasury stock during the 39-week period ended September 29, 2018.

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

In the first quarter of fiscal 2019, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined, endeavoring to provide the Company’s CODM with a more meaningful representation of segment profit or loss in light of the evolution of its segments. The Company’s composition of operating segments and reportable segments did not change. Prior year amounts are presented here as they were originally reported, as it is not practicable to accurately restate prior period activity in accordance with the refined allocation methodology. For comparative purposes, we estimate operating income for the 13-weeks ended September 29, 2018 would have been approximately $4 million less for the aviation segment, approximately $2 million more for the marine segment, approximately $2 million more for the outdoor segment, and not significantly different for the auto and fitness segments. We estimate operating income for the 39-weeks ended September 29, 2018 would have been approximately $13 million less for the aviation segment, approximately $10 million more for the marine segment, approximately $3 million more for the outdoor segment, and not significantly different for the auto and fitness segments.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Outdoor	Fitness	Marine	Auto	Aviation	Total

13-Weeks Ended September 28, 2019

Net sales	$258,294	$243,099	$107,694	$137,722	$187,574	$934,383
Gross profit	170,846	126,835	64,275	65,814	139,688	567,458
Operating income	105,051	49,831	20,008	20,857	65,713	261,460

13-Weeks Ended September 29, 2018

Net sales	$209,415	$190,185	$98,770	$165,214	$146,427	$810,011
Gross profit	136,671	103,441	58,508	70,925	111,202	480,747
Operating income	78,972	37,378	13,908	15,032	50,669	195,959

39-Weeks Ended September 28, 2019

Net sales	$622,748	$675,007	$393,070	$422,132	$542,316	$2,655,273
Gross profit	403,842	352,805	234,014	198,012	405,848	1,594,521
Operating income	218,340	118,369	88,212	53,978	190,164	669,063

39 -Weeks Ended September 29, 2018

Net sales	$555,314	$581,315	$346,908	$486,653	$445,146	$2,415,336
Gross profit	358,829	326,473	203,976	207,389	333,886	1,430,553
Operating income	194,711	123,299	54,806	31,113	151,741	555,670

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 28, 2019 and September 29, 2018. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Americas	$439,113	$370,239	$1,289,409	$1,153,330
EMEA	344,010	307,087	942,625	862,116
APAC	151,260	132,685	423,239	399,890
Net sales to external customers	$934,383	$810,011	$2,655,273	$2,415,336

Net property and equipment by geographic region as of September 28, 2019 and September 29, 2018 are presented below.

	Americas	APAC	EMEA	Total
September 28, 2019
Property and equipment, net	$431,062	$217,184	$62,345	$710,591

September 29, 2018
Property and equipment, net	$403,556	$202,790	$44,459	$650,805

5.	Warranty Reserves

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

	13-Weeks Ended
	September 28,	September 29,
	2019	2018

Balance - beginning of period	$39,330	$38,429
Accrual for products sold during the period(1)	12,981	13,558
Expenditures	(14,313)	(16,027)
Balance - end of period	$37,998	$35,960

	39-Weeks Ended
	September 28,	September 29,
	2019	2018

Balance - beginning of period	$38,276	$36,827
Accrual for products sold during the period(1)	41,196	40,682
Expenditures	(41,474)	(41,549)
Balance - end of period	$37,998	$35,960

(1)	Changes in cost estimates related to pre-existing warranties are not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold during the period’ line.

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, advertising expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 28, 2019 was approximately $467,300. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and are typically fulfilled within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 28, 2019. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 28, 2019 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $29,901 in the 13-week period ended September 28, 2019, compared to income tax expense of $17,113 in the 13-week period ended September 29, 2018. The effective tax rate was 11.6% in the third quarter of 2019, compared to 8.5% in the third quarter of 2018. The 310 basis points increase to the third quarter of 2019 effective tax rate compared to the prior year quarter is primarily due to a decrease in uncertain tax position reserves released due to expiring statutes of limitations in the third quarter of 2019 compared to the third quarter of 2018.

The Company recorded income tax expense of $108,115 in the first three quarters of 2019, compared to income tax expense of $87,445 in the first three quarters of 2018. The effective tax rate was 15.4% in the first three quarters of 2019, compared to 14.8% in the first three quarters of 2018.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 28, 2019
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$16,557	$-	$16,557	$-
Agency securities	67,926	-	67,926	-
Mortgage-backed securities	129,564	-	129,564	-
Corporate securities	1,066,438	-	1,066,438	-
Municipal securities	158,530	-	158,530	-
Other	113,746	-	113,746	-
Total	$1,552,761	$-	$1,552,761	$-

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,128	$-	$22,128	$-
Agency securities	59,116	-	59,116	-
Mortgage-backed securities	135,865	-	135,865	-
Corporate securities	980,524	-	980,524	-
Municipal securities	173,137	-	173,137	-
Other	142,342	-	142,342	-
Total	$1,513,112	$-	$1,513,112	$-

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$16,633	$3	$(79)	$16,557
Agency securities	67,875	130	(79)	67,926
Mortgage-backed securities	131,507	174	(2,117)	129,564
Corporate securities	1,061,714	8,965	(4,241)	1,066,438
Municipal securities	157,456	1,173	(99)	158,530
Other	114,106	129	(489)	113,746
Total	$1,549,291	$10,574	$(7,104)	$1,552,761

	Available-For-Sale Securities as of December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,485	$-	$(357)	$22,128
Agency securities	60,088	28	(1,000)	59,116
Mortgage-backed securities	142,176	1	(6,312)	135,865
Corporate securities	1,010,590	33	(30,099)	980,524
Municipal securities	175,630	73	(2,566)	173,137
Other	144,606	0	(2,264)	142,342
Total	$1,555,575	$135	$(42,598)	$1,513,112

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities in “Other Income” and the noncredit component in “Other comprehensive income (loss)” for those securities that we do not intend to sell and for which it is not more likely than not that we will be required to sell before recovery. During 2018 and the 39-week period ended September 28, 2019, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position as of September 28, 2019 were $626,766 and $619,662, respectively. Approximately 44% of securities in our portfolio were at an unrealized loss position as of September 28, 2019. We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying Condensed Consolidated Statements of Income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 28, 2019 and December 29, 2018.

	As of September 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(0)	$1,690	$(79)	$14,464
Agency securities	(10)	5,988	(69)	30,753
Mortgage-backed securities	(149)	17,478	(1,968)	93,550
Corporate securities	(672)	163,205	(3,569)	191,739
Municipal securities	(59)	24,305	(40)	15,022
Other	(141)	27,181	(348)	34,287
Total	$(1,031)	$239,847	$(6,073)	$379,815

	As of December 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$3,975	$(354)	$18,153
Agency securities	(5)	4,656	(995)	40,508
Mortgage-backed securities	(1)	361	(6,311)	135,323
Corporate securities	(4,028)	323,633	(26,071)	640,439
Municipal securities	(454)	38,371	(2,112)	118,362
Other	(102)	8,015	(2,162)	114,120
Total	$(4,593)	$379,011	$(38,005)	$1,066,905

The amortized cost and fair value of marketable securities at September 28, 2019, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$300,566	$300,542
Due after one year through five years	1,061,239	1,066,607
Due after five years through ten years	174,371	172,546
Due after ten years	13,115	13,066
	$1,549,291	$1,552,761

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 28, 2019:

	13-Weeks Ended September 28, 2019
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$38,407	$(3,726)	$34,681
Other comprehensive income before reclassification, net of income tax expense of $657	(18,885)	4,933	(13,952)
Amounts reclassified from accumulated other comprehensive income	-	(139)	(139)
Net current-period other comprehensive income	(18,885)	4,794	(14,091)
Ending Balance	$19,522	$1,068	$20,590

	39-Weeks Ended September 28, 2019
	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Beginning Balance	$47,327	$(38,897)	$8,430
Other comprehensive income before reclassification, net of income tax expense of $5,968	(27,805)	40,180	12,375
Amounts reclassified from accumulated other comprehensive income	-	(215)	(215)
Net current-period other comprehensive income	(27,805)	39,965	12,160
Ending Balance	$19,522	$1,068	$20,590

The following provides required disclosure of reporting reclassifications out of AOCI for the 13-week and 39-week periods ended September 28, 2019:

13-Weeks Ended September 28, 2019
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$153	Other income (expense)
	(14)	Income tax benefit (provision)
	$139	Net of tax

39-Weeks Ended September 28, 2019
Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$213	Other income (expense)
	2	Income tax benefit (provision)
	$215	Net of tax

10.	Revenue

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

	Auto Revenue by Major Product Category
	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Auto PND	69%	64%	66%	66%
Auto OEM	31%	36%	34%	34%

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

	13-Weeks Ended		39-Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Point in time	$886,954	$761,216	$2,522,229	$2,286,740
Over time	47,429	48,795	133,044	128,596
Net sales	$934,383	$810,011	$2,655,273	$2,415,336

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ending September 28, 2019 are presented below:

	39-Weeks Ended
	September 28,
	2019
	Deferred Revenue(1)	Deferred Costs(2)
Balance, beginning of period	$172,938	$57,935
Deferrals in period	125,278	20,284
Recognition of deferrals in period	(133,044)	(26,613)
Balance, end of period	$165,172	$51,606

(1)	Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets
(2)	Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $133,044 of deferred revenue recognized in the 39-weeks ended September 28, 2019, $78,092 was deferred as of the beginning of the period.

Approximately two-thirds of the $165,172 of deferred revenue at the end of the period, September 28, 2019, is recognized ratably over a period of three years or less.

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

The following table represents lease costs recognized in the Company’s Condensed Consolidated Statements of Income for the 13-weeks and 39-weeks ended September 28, 2019. Lease costs are included in Selling, general and administrative expense and Research and development expense on the Company’s Condensed Consolidated Statements of Income.

	13-Weeks Ended	39-Weeks Ended
	September 28,	September 28,
	2019	2019
Operating lease cost(1)	$6,023	$17,683

(1)	Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the periods presented.

The following table represents the components of leases that are recognized on the Company’s Condensed Consolidated Balance Sheets as of September 28, 2019.

September 28,
2019
Operating lease right-of-use assets	$55,399

Other accrued expenses	$13,438
Noncurrent operating lease liabilities	42,855
Total lease liabilities	$56,293

Weighted average remaining lease term	5.6 years
Weighted average discount rate	4.0%

The following table represents the maturity of lease liabilities.

Fiscal Year	Lease payments
2019, excluding the 39-weeks ended September 28, 2019	$4,347
2020	15,447
2021	12,259
2022	8,736
2023	7,955
Thereafter	15,389
Total	$64,133
Less: imputed interest	(7,840)
Present value of lease liabilities	$56,293

The following table presents supplemental cash flow and noncash information related to leases.

39-Weeks Ended
September 28,
2019
Cash paid for amounts included in the measurement of operating lease liabilities(2)	$13,528
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,853

(2)	Included in Net cash provided by operating activities on the Company’s Condensed Consolidated Statements of Cash Flows.

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

13. Subsequent Events

Switzerland corporate tax reform was approved by public referendum in May 2019 and enacted in October 2019. Accordingly, the Company expects to record an income tax benefit of approximately $20 to $220 million in the fourth quarter of 2019 due to an increase in certain Switzerland deferred tax assets resulting from enactment of Switzerland Federal and Schaffhausen cantonal tax reform. The Company is evaluating transitional measures in Switzerland tax law that may affect the overall increase in deferred tax assets as well as the impact of tax reform to its ongoing effective tax rate, the materiality of which is not yet known.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	September 28, 2019	September 29, 2018
Net sales	100%	100%
Cost of goods sold	39%	41%
Gross profit	61%	59%
Advertising expense	3%	4%
Selling, general and administrative expense	13%	14%
Research and development expense	16%	17%
Total operating expense	33%	35%
Operating income	28%	24%
Other income (expense)	(0)%	1%
Income before income taxes	28%	25%
Income tax provision	3%	2%
Net income	24%	23%

	39-Weeks Ended
	September 28, 2019	September 29, 2018
Net sales	100%	100%
Cost of goods sold	40%	41%
Gross profit	60%	59%
Advertising expense	4%	4%
Selling, general and administrative expense	14%	15%
Research and development expense	17%	17%
Total operating expense	35%	36%
Operating income	25%	23%
Other income (expense)	1%	1%
Income before income taxes	26%	24%
Income tax provision	4%	4%
Net income	22%	21%

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

As indicated in Note 4 to the Condensed Consolidated Financial Statements, the methodology used to allocate certain selling, general, and administrative expenses was refined in the first quarter of 2019. The amounts presented below for the 13-weeks and 39-weeks ended September 29, 2018 are presented here as they were originally reported.

Comparison of 13-Weeks ended September 28, 2019 and September 29, 2018

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Outdoor	$258,294	28%	$209,415	26%	$48,879	23%
Fitness	243,099	26%	190,185	24%	52,914	28%
Marine	107,694	11%	98,770	12%	8,924	9%
Auto	137,722	15%	165,214	20%	(27,492)	(17)%
Aviation	187,574	20%	146,427	18%	41,147	28%
Total	$934,383	100%	$810,011	100%	$124,372	15%

Net sales increased 15% for the 13-week period ended September 28, 2019 when compared to the year-ago quarter. The outdoor, fitness, marine, and aviation segments collectively increased by 24%, contributing 85% of total revenue. Outdoor was the largest portion of our revenue mix at 28% in the third quarter of 2019 compared to 26% in the third quarter of 2018.

Total unit sales in the third quarter of 2019 increased to 3,659 when compared to total unit sales of 3,527 in the third quarter of 2018.

Outdoor, fitness, marine, and aviation segment revenue increased 23%, 28%, 9%, and 28%, respectively, when compared to the year-ago quarter. The outdoor segment revenue increase was driven by sales growth in multiple product categories, led primarily by adventure watches. The fitness segment revenue increase was primarily driven by strong sales in wearables and sales from Tacx, a newly acquired group of subsidiaries that designs and manufactures indoor bike trainers. The current quarter marine segment revenue increase was driven by sales growth in multiple product categories, led primarily by chartplotters. The aviation segment revenue increase was driven by sales growth in both OEM and aftermarket categories. Auto segment revenue decreased 17% from the year-ago quarter, primarily due to lower OEM sales in the current quarter and the ongoing PND market contraction.

Gross Profit

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$170,846	66%	$136,671	65%	$34,175	25%
Fitness	126,835	52%	103,441	54%	23,394	23%
Marine	64,275	60%	58,508	59%	5,767	10%
Auto	65,814	48%	70,925	43%	(5,111)	(7)%
Aviation	139,688	74%	111,202	76%	28,486	26%
Total	$567,458	61%	$480,747	59%	$86,711	18%

Gross profit dollars in the third quarter of 2019 increased 18%, primarily due to growth in net sales along with a gross margin increase of 140 basis points compared to the year-ago quarter. Gross margin increased in the auto segment, was relatively flat in the outdoor and marine segments, and decreased in the fitness and aviation segments when compared to the year-ago quarter.

The auto segment gross margin increase of 490 basis points was primarily attributable to lower license expense. A portion of license expense favorability in the auto segment is expected to continue for the remainder of the year. Gross margin remained relatively flat within the outdoor and marine segments. The fitness and aviation segment gross margin decreases were primarily attributable to product mix.

Advertising Expense

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Advertising	% of	Advertising	% of
	Expense	Revenue	Expense	Revenue	$ Change	% Change
Outdoor	$11,327	4%	$9,455	5%	$1,872	20%
Fitness	13,403	6%	12,296	6%	1,107	9%
Marine	3,875	4%	3,594	4%	281	8%
Auto	2,874	2%	4,180	3%	(1,306)	(31)%
Aviation	1,189	1%	1,615	1%	(426)	(26)%
Total	$32,668	3%	$31,140	4%	$1,528	5%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 5% in absolute dollars. The total absolute dollar increase was primarily attributable to increased cooperative advertising in the outdoor, fitness, and marine segments, partially offset by decreased cooperative advertising in the auto and aviation segments.

Selling, General and Administrative Expense

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Selling, General &	% of	Selling, General &	% of
	Admin. Expenses	Revenue	Admin. Expenses	Revenue	$ Change	% Change
Outdoor	$32,679	13%	$31,240	15%	$1,439	5%
Fitness	37,119	15%	31,370	16%	5,749	18%
Marine	20,232	19%	21,704	22%	(1,472)	(7)%
Auto	17,818	13%	21,418	13%	(3,600)	(17)%
Aviation	16,921	9%	8,937	6%	7,984	89%
Total	$124,769	13%	$114,669	14%	$10,100	9%

Selling, general and administrative expense increased 9% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the third quarter of 2019 was primarily attributable to personnel costs and expenses from recent acquisitions. The fitness segment decrease as a percent of revenue was primarily due to greater leverage of operating costs.

As noted above and in Note 4 to the Condensed Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses in the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for the third quarter of 2018 would have been approximately $4 million more for the aviation segment, approximately $2 million less for the marine segment, approximately $2 million less for the outdoor segment, and not significantly different for the fitness and auto segments. Selling, general and administrative expense as a percent of revenue also decreased in the outdoor and marine segments due to greater leverage of operating costs.

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

Research and Development Expense

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Research &	% of	Research &	% of
	Development	Revenue	Development	Revenue	$ Change	% Change
Outdoor	$21,789	8%	$17,004	8%	$4,785	28%
Fitness	26,482	11%	22,397	12%	4,085	18%
Marine	20,160	19%	19,302	20%	858	4%
Auto	24,265	18%	30,295	18%	(6,030)	(20)%
Aviation	55,865	30%	49,981	34%	5,884	12%
Total	$148,561	16%	$138,979	17%	$9,582	7%

Research and development expense as a percent of revenue decreased 130 basis points when compared to the year-ago quarter and increased 7% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions, partially offset by the capitalization of certain contractually reimbursable preproduction design and development personnel costs within the auto segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	13-Weeks Ended September 28, 2019		13-Weeks Ended September 29, 2018		Year over Year
	Operating Income	% of Revenue	Operating Income	% of Revenue	$ Change	% Change
Outdoor	$105,051	41%	$78,972	38%	$26,079	33%
Fitness	49,831	20%	37,378	20%	12,453	33%
Marine	20,008	19%	13,908	14%	6,100	44%
Auto	20,857	15%	15,032	9%	5,825	39%
Aviation	65,713	35%	50,669	35%	15,044	30%
Total	$261,460	28%	$195,959	24%	$65,501	33%

Operating income increased 33% in absolute dollars and 380 basis points as a percent of revenue when compared to the year-ago quarter. In the current quarter, the operating income growth in absolute dollars and as a percent of revenue was primarily attributable to revenue growth, improved gross margin, and greater leverage of operating expenses, as discussed above.

Other Income (Expense)

	13-Weeks Ended	13-Weeks Ended
	September 28, 2019	September 29, 2018
Interest income	$12,309	$11,089
Foreign currency losses	(16,296)	(6,868)
Other	294	1,147
Total	$(3,693)	$5,368

The average return on cash and investments, including interest and capital gains/losses, during the third quarter of 2019 was 2.0% compared to 1.8% during the same quarter of 2018. Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $16.3 million currency loss recognized in the third quarter of 2019 was primarily due to the U.S. Dollar strengthening against the Euro and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-weeks ended September 28, 2019. During this period, the U.S. Dollar strengthened 3.8% against the Euro and 3.2% against the British Pound Sterling, resulting in losses of $9.8 million and $1.5 million, respectively, while the U.S. Dollar strengthened 0.3% against the Taiwan Dollar, resulting in a gain of $1.2 million. The remaining net currency loss of $6.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $6.9 million currency loss recognized in the third quarter of 2018 was primarily due to the strengthening of the U.S. Dollar against the Euro and British Pound Sterling within the 13-weeks ended September 29, 2018. During this period, the U.S. Dollar strengthened 0.7% against the Euro and 1.3% against the British Pound Sterling, resulting in losses of $2.7 million and $0.6 million, respectively, while the U.S. Dollar remained relatively flat against the Taiwan Dollar. The remaining net currency loss of $3.6 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $29.9 million in the 13-week period ended September 28, 2019, compared to income tax expense of $17.1 million in the 13-week period ended September 29, 2018. The effective tax rate was 11.6% in the third quarter of 2019, compared to 8.5% in the third quarter of 2018. The 310 basis points increase to the third quarter of 2019 effective tax rate compared to the prior year quarter is primarily due to a decrease in uncertain tax position reserves released due to expiring statutes of limitations in the third quarter of 2019 compared to the third quarter of 2018.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, Switzerland corporate tax reform was approved by public referendum in May 2019 and enacted in October 2019. Accordingly, the Company expects to record an income tax benefit of approximately $20 to $220 million in the fourth quarter of 2019 due to an increase in certain Switzerland deferred tax assets resulting from enactment of Switzerland Federal and Schaffhausen cantonal tax reform. The Company is evaluating transitional measures in Switzerland tax law that may affect the overall increase in deferred tax assets as well as the impact of tax reform to its ongoing effective tax rate, the materiality of which is not yet known.

Net Income

As a result of the above, net income for the 13-weeks ended September 28, 2019 was $227.9 million compared to $184.2 million for the 13-week period ended September 28, 2018, an increase of $43.7 million.

Comparison of 39-Weeks Ended September 28, 2019 and 39-Weeks Ended September 29, 2018

Net Sales

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Net Sales	% of Total	Net Sales	% of Total	$ Change	% Change
Outdoor	$622,748	24%	$555,314	23%	$67,434	12%
Fitness	675,007	25%	581,315	24%	93,692	16%
Marine	393,070	15%	346,908	14%	46,162	13%
Auto	422,132	16%	486,653	20%	(64,521)	(13)%
Aviation	542,316	20%	445,146	19%	97,170	22%
Total	$2,655,273	100%	$2,415,336	100%	$239,937	10%

Net sales increased 10% for the 39-week period ended September 28, 2019 when compared to the year-ago period. The outdoor, fitness, marine, and aviation segments collectively increased by 16%, contributing 84% of total revenue. Fitness was the largest portion of our revenue mix at 25% in the first three quarters of 2019 compared to 24% in the first three quarters of 2018.

Total unit sales in the first three quarters of 2019 increased to 10,678 when compared to the total unit sales of 10,266 in the first three quarters of 2018.

Outdoor, fitness, marine, and aviation segment revenues increased 12%, 16%, 13%, and 22%, respectively, when compared to the year-ago period. The outdoor segment revenue increase was primarily driven by strong sales in adventure watches, golf and inReach product lines. Fitness segment revenue increases were primarily driven by strong sales in wearables and sales from newly acquired Tacx. Marine segment revenue increases were driven by sales growth in multiple product categories, led primarily by chartplotters and sonar products. The aviation segment revenue increase was driven by sales growth in both OEM and aftermarket categories. Auto segment revenue decreased 13% from the year-ago period, primarily due to the ongoing PND market contraction.

Gross Profit

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Gross Profit	% of Revenue	Gross Profit	% of Revenue	$ Change	% Change
Outdoor	$403,842	65%	$358,829	65%	$45,013	13%
Fitness	352,805	52%	326,473	56%	26,332	8%
Marine	234,014	60%	203,976	59%	30,038	15%
Auto	198,012	47%	207,389	43%	(9,377)	(5)%
Aviation	405,848	75%	333,886	75%	71,962	22%
Total	$1,594,521	60%	$1,430,553	59%	$163,968	11%

Gross profit dollars in the 39-week period ended September 28, 2019 increased 11% while gross margin remained relatively flat compared to the year-ago period. Gross margin increased 430 basis points in the auto segment when compared to the year-ago period, primarily attributable to lower license expense and product mix. A portion of license expense favorability in the auto segment is expected to continue for the remainder of the year. Gross margin remained relatively flat within the outdoor, marine, and aviation segments. Gross margin decreased in the fitness segment primarily due to lower average selling prices and product mix.

Advertising Expense

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Advertising	% of	Advertising	% of
	Expense	Revenue	Expense	Revenue	$ Change	% Change
Outdoor	$30,464	5%	$25,955	5%	$4,509	17%
Fitness	41,319	6%	40,515	7%	804	2%
Marine	15,791	4%	14,022	4%	1,769	13%
Auto	10,180	2%	14,100	3%	(3,920)	(28)%
Aviation	4,054	1%	5,408	1%	(1,354)	(25)%
Total	$101,808	4%	$100,000	4%	$1,808	2%

Advertising expense increased 2% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. Increased cooperative advertising in the outdoor, fitness, and marine segments and increased media advertising in the outdoor segment was partially offset by decreased cooperative advertising in the auto and aviation segments.

Selling, General and Administrative Expense

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Selling, General & Admin.	% of	Selling, General & Admin.	% of
	Expenses	Revenue	Expenses	Revenue	$ Change	% Change
Outdoor	$91,390	15%	$85,887	15%	$5,503	6%
Fitness	114,657	17%	95,462	16%	19,195	20%
Marine	69,524	18%	75,841	22%	(6,317)	(8)%
Auto	56,486	13%	68,465	14%	(11,979)	(17)%
Aviation	48,232	9%	26,579	6%	21,653	81%
Total	$380,289	14%	$352,234	15%	$28,055	8%

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

As noted above and in Note 4 to the Condensed Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses in the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for the first three quarters of 2018 would have been approximately $13 million more for the aviation segment, approximately $10 million less for the marine segment, approximately $3 million less for the outdoor segment, and not significantly different for the fitness and auto segments. Selling, general and administrative expense as a percent of revenue also decreased in marine due to greater leverage of operating costs.

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

Research and Development Expense

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Research &	% of	Research &	% of
	Development	Revenue	Development	Revenue	$ Change	% Change
Outdoor	$63,648	10%	$52,276	9%	$11,372	22%
Fitness	78,460	12%	67,197	12%	11,263	17%
Marine	60,487	15%	59,307	17%	1,180	2%
Auto	77,368	18%	93,711	19%	(16,343)	(17)%
Aviation	163,398	30%	150,158	34%	13,240	9%
Total	$443,361	17%	$422,649	17%	$20,712	5%

Research and development expense as a percent of revenue was relatively flat when compared to the year-ago period and increased 5% in absolute dollars. The absolute dollar increase in research and development expenses when compared with the year-ago period was primarily due to engineering personnel costs related to our wearable and aviation product offerings and expenses resulting from recent acquisitions, partially offset by the capitalization of certain contractually reimbursable preproduction design and development personnel costs within the auto segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

	39-Weeks Ended September 28, 2019		39-Weeks Ended September 29, 2018		Year over Year
	Operating	% of	Operating	% of
	Income	Revenue	Income	Revenue	$ Change	% Change
Outdoor	$218,340	35%	$194,711	35%	$23,629	12%
Fitness	118,369	18%	123,299	21%	(4,930)	(4)%
Marine	88,212	22%	54,806	16%	33,406	61%
Auto	53,978	13%	31,113	6%	22,865	73%
Aviation	190,164	35%	151,741	34%	38,423	25%
Total	$669,063	25%	$555,670	23%	$113,393	20%

Operating income increased 20% in absolute dollars and increased 220 basis points as a percent of revenue when compared to the year-ago period. The growth in operating income on an absolute dollar basis and as a percent of revenue was the result of revenue growth, improved gross margin, and greater leverage of operating expenses, as discussed above.

Other Income (Expense)

	39-Weeks Ended	39-Weeks Ended
	September 28, 2019	September 29, 2018
Interest income	$39,748	$32,310
Foreign currency losses	(12,568)	(3,405)
Other	3,567	6,800
Total	$30,747	$35,705

The average returns on cash and investments, including interest and capital gains/losses, during the 39-weeks ended September 28, 2019 and the 39-weeks ended September 29, 2018 were 2.0% and 1.8%, respectively. Interest income increased primarily due to slightly higher yields on fixed-income securities.

The $12.6 million currency loss recognized in the first three quarters of 2019 was primarily due to the strengthening of the U.S. Dollar against most other currencies, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar within the 39-weeks ended September 28, 2019. During this period, the U.S. Dollar strengthened 1.5% against the Taiwan Dollar, resulting in a gain of $8.6 million. This was more than offset by the U.S. Dollar strengthening 4.4% against the Euro and 3.3% against the British Pound Sterling, resulting in losses of $13.9 million and $0.9 million, respectively, and additional net currency losses of $6.4 million related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $3.4 million currency loss recognized in the first three quarters of 2018 was primarily due to the strengthening of the U.S. Dollar against most other currencies, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar within the 39-weeks ended September 29, 2018. During this period, the U.S. Dollar strengthened 2.7% against the Taiwan Dollar, resulting in a gain of $13.6 million. This was more than offset by the U.S. Dollar strengthening 3.2% against the Euro and 3.6% against the British Pound Sterling, resulting in losses of $7.7 million and $0.6 million, respectively, and additional net currency losses of $8.7 million related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $108.1 million in the first three quarters of 2019, compared to income tax expense of $87.4 million in the first three quarters of 2018. The effective tax rate was 15.4% in the first three quarters of 2019, compared to 14.8% in the first three quarters of 2018.

As discussed in Note 13 to the Condensed Consolidated Financial Statements, Switzerland corporate tax reform was approved by public referendum in May 2019 and enacted in October 2019. Accordingly, the Company expects to record an income tax benefit of approximately $20 to $220 million in the fourth quarter of 2019 due to an increase in certain Switzerland deferred tax assets resulting from enactment of Switzerland Federal and Schaffhausen cantonal tax reform. The Company is evaluating transitional measures in Switzerland tax law that may affect the overall increase in deferred tax assets as well as the impact of tax reform to its ongoing effective tax rate, the materiality of which is not yet known.

Net Income

As a result of the above, net income for the 39-week period ended September 28, 2019 was $591.7 million compared to $503.9 million for the 39-week period ended September 29, 2018, an increase of $87.8 million.

Liquidity and Capital Resources

As of September 28, 2019, we had approximately $2.5 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our long-term projected capital expenditures, working capital and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2019 and 2018 were approximately 2.0% and 1.8%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	39-Weeks Ended
	September 28,	September 29,
(In thousands)	2019	2018
Net cash provided by operating activities	$464,170	$701,782

The $237.6 million decrease in cash provided by operating activities during the first three quarters of 2019 compared to the first three quarters of 2018 was primarily due to the increase in cash used in working capital of $310.6 million (which included a decrease of $98.0 million in net receipts of accounts receivable, a net increase of $126.7 million in cash paid for inventory associated primarily with the Company’s effort to increase days of supply to support our increasingly diversified product lines, and a net increase of $85.9 million in cash used in other activities primarily driven by payments associated with an amendment to a license agreement) and income taxes payable of $34.5 million. These decreases were partially offset by the year over year increase in net income and other non-cash adjustments of $107.5 million.

Investing Activities

	39-Weeks Ended
	September 28,	September 29,
(In thousands)	2019	2018
Net cash used in investing activities	$(367,808)	$(238,815)

The $129.0 million increase in cash used in investing activities during the first three quarters of 2019 compared to the first three quarters of 2018 was primarily due to increased cash payments for acquisitions of $246.1 million, partially offset by decreased net purchases of marketable securities of $85.6 million and cash payments for net purchases of property and equipment of $30.4 million.

Financing Activities

	39-Weeks Ended
	September 28,	September 29,
(In thousands)	2019	2018
Net cash used in financing activities	$(308,895)	$(288,534)

The $20.4 million increase in cash used in financing activities during the first three quarters of 2019 compared to the first three quarters of 2018 was primarily due to an increase in dividend payments of $12.8 million and $7.6 million increase in treasury stock net purchases related to equity awards.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There were no material changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 28, 2019, other than those discussed in Note 1, “Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week and 39-week periods ended September 28, 2019 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 28, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 28, 2019 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. There have been no material changes during the 13-week and 39-week periods ended September 28, 2019 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: October 30, 2019

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)