Form 10-K
period 2019-12-28
GARMIN LTD
filed 2020-02-19
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

[☐]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [☑] NO [☐]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [☐] No [☑]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☑] NO [☐]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [☑] NO [☐]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[☑]	Accelerated Filer	[☐]
Non-accelerated Filer	[☐]	Smaller reporting company	[☐]
Emerging growth company	[☐]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [☐] NO [☑]

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 29, 2019 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 28, 2019) was approximately $11,181,000,000.

Number of shares outstanding of the registrant’s common shares as of February 14, 2020:

Registered Shares, CHF 0.10 par value – 190,687,357 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed no later than 120 days after December 28, 2019.	Part III

Garmin Ltd.

2019 Form 10-K Annual Report

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

This discussion of the business of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1.  Garmin has identified five reportable segments for external reporting purposes: auto, aviation, fitness, marine, and outdoor. There are two operating segments (auto PND and auto OEM) that are not reported separately but are aggregated within the auto reportable segment.  The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), allocates resources and assesses performance of each operating segment individually.

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

Company Overview

For more than 30 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new wireless devices and applications that are designed for people who live an active lifestyle, many of which feature Global Positioning System (GPS) navigation. Garmin serves five primary business units, including auto, aviation, fitness, marine, and outdoor. We believe it is through these business units that Garmin is able to achieve synergies in raw material purchases, manufacturing, distribution, research and development, and marketing efforts making for a stronger, more effective company. Garmin designs, develops, manufactures, markets, and distributes a diverse family of hand-held, wearable, portable, and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products. Since the inception of its business, Garmin has delivered over 220 million products, which included more than 15 million products delivered during fiscal 2019.

Products

Garmin offers a broad range of solutions across its reportable segments as outlined below.  In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.

Many of the Company’s products utilize Global Positioning System (GPS) and other global navigation satellite systems (GNSS) receivers as a product feature that can be utilized in a variety of applications, including navigation, global positioning and tracking. GPS is a United States owned satellite network constellation that supports global positioning and navigation, providing precise geographic location and related data to both commercial and government GPS receivers. Commercial access to GPS is provided free of charge.

In addition to GPS, other global navigation satellite systems (GNSS) utilized by Garmin products include Japan’s MTSAT-based Satellite Augmentation System (MSAS), the European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service, the Russian Global Navigation Satellite System (GLONASS), the European Union Galileo system, and the Chinese BeiDou Navigation Satellite System (BDS).

Some of Garmin’s products utilize a combination of global navigation satellite systems to improve navigational fix, which results in improved accuracy.

On a subscription basis, certain Garmin products offer access to the Iridium satellite network, a synchronized constellation of 66 low Earth orbit (LEO) satellites offering global data communication coverage. Iridium’s use of a LEO constellation network with 66 satellites gives it the ability to span the entire globe, offering 100 percent coverage worldwide to enable satellite-based communication.

Fitness

Garmin offers a broad range of products designed for use in fitness and lifestyle activities.  Garmin currently offers the following product categories within the Fitness segment to consumers around the world:

•

Running and Multi-sport Watches: Garmin running and multi-sport watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on model, features include wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, and Garmin Pay™ contactless payment.

•

Cycling Products: Garmin cycling products include cycling computers, power meters, and safety and awareness equipment. Additionally, Garmin offers Tacx® indoor training equipment, including smart and basic trainers.

•

Activity Tracking and Smartwatch Devices: Garmin offers a wide range of activity tracking device and smartwatch devices. The Garmin product offerings include basic activity trackers, activity tracking fitness bands, GPS-enabled smartwatches, and fashion-forward hybrid smartwatches with analog style displays. The activity tracking and smartwatch devices offered by Garmin are the vívomove® series, vívoactive® series, vívosmart® series, vívofit® series, vívosport® series, and the Venu™. Each series of activity tracking and smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the activity tracking and smartwatch devices, depending on the series and model, include Garmin Pay, music storage capabilities, and 24/7 health monitoring.

•

Garmin Connect and Garmin Connect Mobile: Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness, activities and workouts, and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community.

•

Connect IQ: The Connect IQ™ application development platform enables third-parties to create a variety of experiences that run on a wide assortment of Garmin devices. Connect IQ provides developers with an easy-to-use software development kit (SDK) to facilitate development efforts in creating watch faces, applications, widgets, and data fields. These third-party applications are available for download by Garmin users via their mobile phone or computer and run on their compatible Garmin wearable, bike computer, golf device, or outdoor handheld.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities.  Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•

Outdoor Handhelds: Garmin offers outdoor handhelds under the Oregon®, Rino®, Montana®, eTrex®, GPSMAP®, Foretrex® and inReach® product lines. Handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication and other features.  Each series of products is designed to serve various price points. Handhelds with inReach include global satellite technology which, when combined with an active subscription, offers 2-way text messaging, S.O.S. capabilities and weather forecasts while anywhere in the world.

•

Adventure Watches:  Garmin adventure watches include the fēnix® series, Instinct® series, tactix® series, the Descent™ Mk1, and the MARQ® collection. The fenix series offers premium multisport smartwatches with features such as wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, preloaded full-color topographical maps, Garmin Pay™, and solar charging, depending on model. The Instinct series offers a rugged and reliable outdoor GPS smartwatch with built-in sports apps, heart rate sensor, smart connectivity and wellness data.  The tactix series provides preloaded full-color topographical maps and tactical features inspired by military, law enforcement, and police special operations.  The Descent Mk1 is a watch style dive computer that offers divers GPS navigation, multiple dive modes, and support for up to six gasses, The MARQ series is a collection of six luxury smart tool watches with premium materials and features unique to each watch.

•

Golf Devices: Garmin golf devices are offered under the Approach® product line. The Approach series includes handhelds, wearables, club sensors, and laser ranging devices. Over 41,000 preloaded worldwide golf courses are available to be utilized on certain Garmin golf devices. Handheld and wearable golf devices provide yardage distances to the front, back, and middle of the green.

•	Dog Tracking and Training Devices: Garmin offers dog tracking and training devices under the Astro®, Alpha®, Atemos™, PRO, Sport PRO™, BarkLimiter™, and Delta® product lines.

Aviation

The Garmin aviation segment is a leading provider of solutions to aircraft manufacturers, existing aircraft owners and operators, as well as government/defense customers and serves a range of aircraft including business aviation, general aviation, experimental/light sport, helicopters, optionally piloted vehicles (OPV), unmanned aerial vehicles (UAV) and more. Garmin’s portfolio includes autonomous flight solutions, flight displays, navigation, communication, flight control, hazard avoidance, weather radar, radar altimeter, datalink weather receivers and services, engine information systems, traffic collision avoidance systems, terrain awareness and warning systems (TAWS), controller-pilot data link (CPDLC), an expansive suite of automatic dependent surveillance broadcast (ADS-B) solutions, in-cockpit and cloud connectivity, wearables, portables, apps, training, simulation, flight planning/filing, premium trip services, aviation data services as well as other solutions that are known for innovation, reliability, and value. The list below includes a sampling of some of the aviation capabilities currently offered by Garmin around the world:

•

Integrated Flight Decks/Flight Displays: Garmin offers a range of integrated glass flight decks from the G1000® NXi for the general aviation and business aviation markets to the G5000® for business aviation, defense and commercial applications. Integrated capabilities include navigation, communication, flight instruments, weather, terrain, traffic, ADS-B, engine information on large high-resolution color displays, and automatic flight control systems.  Head-up display technology virtually mirrors the primary flight display instruments allowing for increased aircraft capability in adverse weather conditions.  Additional features include: Garmin’s 3-D synthetic vision technology (SVT™), weather, Garmin’s electronic stability and protection system (ESP™), electronic flight charts, touchscreen and voice controls, CPDLC, audio and visual feedback, and animation to help pilots know exactly how the system is responding to their input.

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

•

Electronic Flight Instruments: To help aircraft owners with aging aircraft systems while provide modern flight display capability and preserve the integrity of their original aircraft panel, Garmin offers the G5 and GI 275 electronic flight instruments. These instruments are designed to replace existing mechanical attitude indicator, attitude directional indicator (ADI), course deviation indicator (CDI), horizontal situation indicator (HSI), engine indication system (EIS), and it can serve as a standby to a number of flight displays.

•	Panel-mount aviation products:

GPS/Navigation/Communication Solutions: Garmin serves the market with the GTN™ Xi series, a premium touchscreen GPS, VHF navigation and communication, and multi-function display (MFD). In addition to these core functions, this series of products combines a wealth of information for the pilot into a single display including flight planning, datalink weather, weather radar, traffic, terrain awareness and warning system (TAWS/HTAWS), charts, airport information, airspace boundaries, and much more. Additional capabilities provide advanced ADS-B “In” traffic display, including TerminalTraffic™ and patented TargetTrend™ technology as well as the ability to control the display with voice commands. Advanced GTN Xi integration capabilities provide the option to install and control a remotely located transponder and audio processor for an even more streamlined installation and single interface.  The GTN Xi series also provides wireless cockpit connectivity (when properly equipped) with mobile device apps (such as Garmin Pilot™) or portable aviation navigators (such as aera® 660).  Wireless cockpit connectivity features can include voice call control, text messaging, automatic wireless database updating via Database Concierge, wireless flight plan transfer, SiriusXM radio control, sharing of weather, traffic, position information and more. In 2019, Garmin introduced the GPS 175, GNC 355, and GNX 375, adding to the range of GPS navigators offered. The GPS 175 is a GPS navigator with a color touchscreen display and WAAS/LPV approach capabilities. The GNC 355 adds a built-in Comm radio to the color touchscreen GPS navigator with WAAS/LPV approach capabilities. The GNX 375 features ADS-B Out, as well as dual-link ADS-B In via a built-in transponder to the color touchscreen GPS navigator. Garmin also offers more traditional VHF navigation and VHF communication transceivers with the GNC® and GTR™ series.

Traffic Solutions: Garmin offers a comprehensive line of traffic alert and collision avoidance systems (TCAS) and traffic advisory systems (TAS) for all markets served. Advanced TCAS II systems actively identify potential aircraft threats, coordinate and instruct the pilot with a resolution advisory (RA) via a spoken command. The GTS™ series also offers TCAS I and TAS that combine active and passive surveillance data to pinpoint specific traffic threats. The systems use our patented CLEAR CAS™ technology to correlate passive automatic dependent surveillance broadcast (ADS-B) targets with active surveillance targets for a more comprehensive display to the pilot.  These systems can also provide audible alerts in a spoken ATC-like format that is easily understood by the pilot and allows them to keep their eyes outside of the aircraft.

Audio Solutions: The GMA™ series of audio panels ranging from offerings with basic capabilities for the recreational pilot to advanced capabilities including voice control of audio panel and GTN™ Xi series functions, Bluetooth connectivity for wireless music input, phone calls, advanced audio effects, 3D spatial audio processing, digital voice recorder, advanced auto squelch, ambient noise based volume adjustment and independent pilot/co-pilot communications capabilities.  When connected to a Garmin GTN Xi series navigator, advanced voice control functions are available, and include the ability to change page views, load destination frequencies and much more.

Transponder and ADS-B Solutions: Garmin offers solutions for all aviation markets we serve that meet and exceed both FAA and EASA’s ADS-B requirements. For business aviation aircraft, Garmin pairs the GTX™ 3000 transponder and GDL® 88 datalink for both ADS-B out and in while mitigating the need to modify the existing aircraft panel. The GTX 345 and GTX 335 are also available as an option for some business aviation aircraft.

Business aviation, general aviation, helicopters and experimental/light sport aircraft can utilize our popular GTX 345 series of all-in-one ADS-B transponders that offer options with and without GPS built-in (if the aircraft is not already equipped with the required GPS source) as well as ADS-B “In”. ADS-B “In” information can be displayed on most Garmin multi-function displays and integrated flight decks as well as select third party displays.  Additionally, the GTX 345 can wirelessly transmit this data to a portable device such as a tablet using the Garmin Pilot™ app or compatible Garmin aviation portable. ADS-B “In” offers pilots basic weather information including weather radar imagery, as well as traffic information that can be enhanced with our TerminalTraffic™ and patented TargetTrend™ technology. A diversity antenna option is available that adds a second antenna on top of the aircraft for better overall system performance and/or to support applications that require sending position information to satellites.

Garmin also offers a range of FAA certified UAT-based ADS-B products within the GDL® series, including both ADS-B “Out” and ADS-B “In/Out” solutions with options for built-in GPS.

Many of the ADS-B “In” capable products provide traffic correlation with both Garmin and other compatible third-party traffic systems (such as TCAS) to provide a single, correlated display of traffic to the pilot.

Weather Solutions: Weather capabilities are delivered within our GDL®, GSR™, GSX™, GTX™ and GWX™ series.  Garmin solutions include offering SiriusXM satellite data link weather information (subscription required) to an aircraft via various panel-mount Garmin displays and/or portable devices. With our GSR 56 datalink, on-demand global weather information, text/voice communications and position tracking through the Iridium satellite network (subscription required) is available.  The GWX and GSX series offer solid state, real-time, airborne doppler-capable weather radar solutions. Doppler-enhanced features include ground-clutter suppression and turbulence detection. Advanced capabilities also include lightning and hail prediction, volumetric autoscanning and predictive windshear technology.

Flight Control Solutions: Garmin offers both standalone and integrated flight control solutions. Our G1000® NXi, G2000®, G3000® and G5000® platforms are integrated with our GFC™ 700 digital autopilot and optionally with our autothrottle solution. For aircraft not equipped with a Garmin integrated flight deck, we offer the GFC 600 and GFC 500 digital autopilots. The GFC 600 and GFC 500 uniquely integrate with our other retrofit avionics to allow display of the autopilot modes, flight director (FD) command cues and more. The unique design of our autopilots delivers superior in-flight characteristics, self-monitoring capabilities and minimal maintenance needs when compared to older generation autopilot systems.

•

Autonomi™ Safety Solutions: Garmin offers autonomously activated safety solutions, when appropriately equipped, to help aid the safety of the pilot and passengers. Electronic Stability and Protection (ESP™) is a safeguard that assists pilots to maintain safe, stable flight by monitoring the aircraft’s flight condition to help prevent loss of control. Emergency Descent Mode (EDM) helps pilots and passengers in the event a pressurized cabin becomes depressurized by descending to a lower altitude. Garmin Autoland takes complete control of the flight to land the airplane in an emergency where the pilot is unable to fly. Autoland is engaged automatically or by pressing a button. It automatically searches for the nearest airport while considering weather, terrain, fuel and more. It keeps the passengers informed while communicating with ATC. It automatically engages aircraft controls like flaps, throttles, brakes to land the aircraft without any intervention from the pilot.

•

Portable and Wearable Solutions: Garmin offers a variety of portable aviation solutions, including our aera® series portable navigators, D2™ series pilot watches, inReach® global communicators and GDL® series remote ADS-B/SiriusXM receivers. The aera series offers aviators a touchscreen navigation device compatible with a complement of aviation databases including navigation, SafeTaxi®, FliteCharts®, airport directory and terrain/obstacles for heightened situational awareness. Advanced features can include: 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, and SiriusXM radio and weather display (subscription required). Complementing the portable display products and the Garmin Pilot™ mobile application is the GDL 52 series, which can provide a remote source of GPS, ADS-B “In” information for traffic and weather, SiriusXM weather and audio as well as backup attitude reference.

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

inReach satellite communications and services provide the ability to stay in touch globally. Send and receive messages, navigate your route, track and share your journey and, if necessary, trigger an SOS to get emergency help from a 24/7 global monitoring center via the 100% global Iridium® satellite network. Offering additional value for pilots, inReach is integrated with FlightService’s Surveillance Enhanced Search and Rescue (SE-SAR) and Adverse Condition Alerting Service (ACAS) programs. These programs allow FlightService to track your position reports and respond quickly in an emergency situation as well as provide any adverse weather conditions that may develop on the planned route of flight.

•	Services:

Mobile Applications: Garmin Pilot™ is a premium, global app for iOS or Android mobile devices used for flight planning, filing a flight plan, in flight navigation, and automatic flight logging.  It offers a comprehensive and simplified experience to access a wealth of information during any particular phase of the flight including weight and balance, performance, and trip calculations, checklists, airport information, weather, traffic, 3D Vision virtual perspective view of surrounding terrain, a digital document viewer, a scratch pad, geo-referenced sectional and approach charts, wireless database updating, ADS-B weather and traffic as well as SiriusXM radio and weather (subscription required). It incorporates global or regional navigation databases and charting options from Garmin as well as optional Jeppesen data and charts. While internet connected, the app provides access to comprehensive global weather information, as available per region, that generally includes weather radar, weather report (METARS), forecasts (TAFs/MOS), weather alerts (AIRMETS/SIGMETS), pilot reports, satellite imagery (visible and IR), winds and temperature aloft, lightning data, and notices to airmen (NOTAM). Garmin Pilot is the cornerstone of Garmin’s connected cockpit, for example when connected wirelessly with G1000® NXi, a host of benefits become available including automated database updates for the avionics, flight plan transfer, weather and traffic streaming, real-time engine information and much more. Garmin Pilot™ is also wirelessly compatible with select aera® series portables, D2™ aviator watches, G3X Touch™ flight displays, GTX™ series transponders, inReach® communicators and much more.

Additionally, the FltPlan® Go app offers pilots a free, advertisement supported, alternative to Garmin Pilot and is available for iOS, Android, and Mac. The FltTrack™ app, available for iOS and Android, allows users to view flights by aircraft registration on high-resolution, full-screen maps with weather radar. Flight details include both filed and actual departure times and filed/amended routes.

Web Services: Pilots and operators can utilize a variety of Garmin web applications before, during and after flights. FltPlan.com is the core of these applications and is trusted by pilots and flight departments to plan and file more flight plans than any other provider. It is renowned for fuel burn accuracy, reliable flight times, accurate routing and features performance profiles for more than 320 aircraft models from experimental aircraft to inter-continental business jets.

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

Aviation Databases: Garmin offers a wide selection of databases, extended warranties and subscription services to complement our products. Our database offerings include Navigation Data, Obstacles, SafeTaxi® enhanced airport diagrams, Terrain, Basemap and more. Some of these databases are required by government regulations to be updated regularly for legal flight, and Garmin offers single updates as well as annual subscriptions for owners and operators to update all of an aircraft's qualifying avionics systems at a single price. With a database subscription and compatible avionics, owners and operators can conveniently and wirelessly transfer the latest database updates to their avionics via a mobile device running our Garmin Pilot™ application.

Extended Warranties: Garmin’s aviation product support team has been honored with top awards from two of the leading independent avionics support surveys for 16 consecutive years.  To further our full product support beyond the standard product warranties, we also offer fixed price extended warranties for integrated flight decks and custom plans tailored to the owner or operator’s needs, allowing them peace of mind and predictable maintenance costs. These further our standard warranty periods with world-class factory technical service, 24/7 aircraft-on-ground (AOG) emergency service and more.

Datalink Communications: Garmin’s comprehensive satellite datalink network subscriptions provide owners and operators with compatible avionics, a global weather, voice calling, text messaging and position reporting solution. Global weather includes radar imagery, cloud cover, METARs, TAFs and much more for any point on the globe where the data is available (weather products vary by region).

Auto

Garmin designs and develops products for use in the auto market that are offered to customers around the world.

•

Personal Navigation Devices (PND): Garmin offers personal navigation devices under the Garmin Drive™, zūmo®, dēzl™, RV, Overlander™, and Garmin fleet™ product lines.  The zūmo series offers motorcycle-specific features. The RV series offers features specific to the RV enthusiast.  The dēzl series offers over-the-road trucking features while the Garmin fleet series delivers an integrated tracking and dispatch fleet system. The Overlander is a rugged, all-terrain navigator with a 7-inch color touchscreen and topography maps for off-road guidance in North and South America.

Garmin PNDs feature large screens, Amazon Alexa integration, integrated traffic receivers for traffic avoidance, map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views (thousands of high-quality photos of actual upcoming junctions), Bluetooth hands-free capability, DashCams, driver awareness alerts, and backup cameras.

•

Original Equipment Manufacturer (OEM) Solutions: Garmin has cultivated key relationships with many automobile manufacturers to be the provider of a variety of auto OEM solutions.  These range from complete embedded infotainment systems that provide a broad range of functionality, to integrated camera solutions, embedded navigation solutions, and precise positioning technology solutions.  These support not only the infotainment system in the vehicle, but also key advanced driver-assistance systems (ADAS) functionality as well.

•

Cameras: Garmin offers GPS-enabled DashCams that provide high-quality video recording, provide forward collision and lane departure warnings, and automatically saves video footage with G-sensor incident detection. DashCams are offered as compact, discreet standalone cameras that can be mounted to a car windshield or built-in to certain PNDs. Garmin also offers wireless backup cameras that can be utilized with compatible PNDs to display camera footage behind the vehicle when the vehicle is in reverse.

Marine

Garmin is a leading manufacturer of recreational marine electronics and offers a broad range of products. Garmin currently offers the following product categories within the Marine segment to consumers around the world:

•

Chartplotters and Multi-Function Displays (MFDs): Garmin offers numerous chartplotters/MFDs under the GPSMAP® and ECHOMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 24-inch fully-integrated Glass Helm offerings and include wireless connectivity to the ActiveCaptain® mobile app.

•

Cartography: Garmin is a premier supplier of cartography for the recreational marine market.  Including the Garmin-owned Navionics® branded charting products, Garmin is the worldwide leader in recreational marine content for most major chartplotters and MFDs on the market.  Cartography product options range from worldwide basemaps to highly detailed BlueChart® g3, BlueChart® g3 Vision, LakeVü g3 and LakeVü g3 Ultra charts, Navionics+, Platinum+ and Hotmaps Platinum products with coverage in many parts of the world, offering auto-guidance (Garmin US-patented), Navionics Dock to dock autorouting, 3-D chart views and aerial reference photos.

•

Fishfinders: Garmin offers an advanced line of fishfinders, the Striker™ series, which incorporate GPS technology enabling Quickdraw™ Contours, and wireless features through the ActiveCaptain mobile app.  These fishfinders are available in screen sizes from 4 to 9 inches and are paired with latest technology sonar transducers offered by Garmin to provide the clearest sonar pictures on the water.

•

SONAR: Garmin also offers the Panoptix™ all seeing sonar smart transducer line. Panoptix provides detailed real-time, high-resolution images that can be seen in downward, 3D, and forward-looking views for locating the fish and seeing what is coming before you get there. Garmin also offers CHIRP “black-box” sounders and “smart transducers” which interface with Garmin MFDs to enhance their utility by providing the deep-water sounders and fish finder functions in a remote mounted package.  The black boxes provide CHIRP traditional, Ultra High-Definition ClearVü, and Ultra High-Definition SideVü sonar, similar to our integrated sonar plotters, but can be mounted in a more convenient location away from the helm.

•

Autopilot Systems: Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats.  The systems incorporate such features as Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, remote steering and speed control, and integration with the Volvo Penta IPS steering and propulsion system. Garmin has also introduced steer-by-wire autopilot capabilities for various steering systems.

•

RADAR: Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption while greatly improving situational awareness of the captain.  MotionScope can instantly show if a target is closing in or safely going the other direction.  Fantom radars are available in both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. Garmin also offers a full line of magnetron radars up to 25kW of transmit power.

•

Instruments: Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays that show data from multiple remote sensors on one screen. Garmin instrument displays are offered under the GNX series and GMI series.

•

VHF Communication Radios: Garmin offers marine VHF radios and AIS transceivers with the latest feature sets including integrated GPS receivers for the communication needs of all types of mariners. Garmin radios are NMEA 2000 compatible. Mid-range and premium radios offered are designed for larger vessels and include NMEA 0183, offer multi-station support, and monitor all AIS channels.

•

Handhelds and Wearable Devices: Garmin offers floating marine GPS handhelds under the GPSMAP handheld series. These marine GPS handhelds feature a 3-axis tilt-compensated electronic compass, wireless data transfer between compatible units and preloaded cartography. Some handhelds contain built-in InReach® satellatie communication and support ConnectIQ™ applications.  Garmin also offers the quatix® series wearable, GPS-enabled smartwatches designed for mariners, which include marine features for navigation, sailing, stereo control, and even some autopilot functions.

•

Sailing: Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These SailAssist™ features include enhanced wind rose with true and apparent wind data, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

•

Entertainment: Garmin’s entertainment brand, Fusion®, consists of marine audio head units, speakers and amplifiers. These products are designed specifically for the marine or RV environments and support many connectivity options for integrating with MFDs, smartphones, and Garmin wearables.

•

Digital Switching: Garmin offers a digital switching product line under the EmpirBus™ brand.  The Garmin EmpirBus products provide power distribution and control solutions for marine and RV applications which enable advanced logic controls and smart electrical systems to enhance features in a boat or RV.  The system features customizable graphics and user interface for the ultimate user experience. Control for EmpirBus products is integrated into Garmin’s marine multi-function displays and RV OEM products.

•

Trolling Motors: Garmin offers the Force™ Trolling Motor, a powerful, efficient scissor-lift style trolling motor with built-in CHIRP and Ultra High-Definition ClearVü and SideVü sonar. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

Sales and Marketing

Garmin’s non-aviation products are sold in approximately 100 countries through a large worldwide network of independent retailers, online retailers, specialty dealers, dealers and distributors as well as through original equipment manufacturers (OEMs), who meet our sales and customer service qualifications. Garmin’s retrofit avionics and portable aviation products are sold through a large group of approved independent Sales and Service Centers around the world and, in the case of portable aviation products, also through select catalogs and pilot shops. No single customer’s purchases represented 10% or more of Garmin’s consolidated net sales in the years ended December 28, 2019, December 29, 2018, and December 30, 2017.  Marketing support is provided geographically from Garmin’s offices around the world.  Garmin’s distribution strategy is intended to increase Garmin’s global penetration and presence while maintaining high quality standards to ensure end-user satisfaction.

Competition

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

Garmin believes that its principal competitor for portable automotive products is TomTom N.V. Garmin believes that its principal competitors for infotainment solutions are Alpine Electronics, Harman International Industries, the Mitsubishi Group, and Panasonic Corporation.  Garmin believes that its principal competitors for outdoor product lines are Casio, Dogtra, Samsung, Shearwater Research, SportDOG Brand, Suunto, TAG Heuer, Tissot, and Vista Outdoor. Garmin believes that its principal competitors for fitness products are Apple, Bryton, Fitbit, Huami, Huawei, Polar Electro Oy, Samsung, Sigma Sports, Suunto, and Wahoo Fitness. For marine products, Garmin believes that its principal competitors are Flir Systems, Furuno, the Humminbird division of Johnson Outdoors, and Navico. For Garmin’s aviation product lines, Garmin considers its principal competitors to be Aspen Avionics, Avidyne Corporation, CMC Electronics, Collins Aerospace, Dynon Avionics, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Safran SA, Thales, and Universal Avionics Systems Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams.  Garmin’s products are created by its engineering and development staff, which numbered approximately 4,500 people worldwide as of December 28, 2019.  Garmin’s manufacturing staff, which numbered approximately 4,900 people worldwide as of December 28, 2019, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers, and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success.  Once a development project is initiated and approved, a multi-disciplinary team is created to design the product and transition it into manufacturing.

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli and LinKou, its China facility in Yangzhou, its Netherlands facility in Wassenaar, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its ownership and operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

Specifically, Garmin believes that its vertical integration of its manufacturing capabilities provides advantages to product cost, quality, and time to market.

Cost: Garmin’s manufacturing resources rapidly and iteratively prototype designs, concepts, products and processes, achieving higher efficiency, resulting in lower cost.  Garmin’s vertical integration approach enables leveraging of manufacturing resources across high, mid and low volume products.  Sharing of these resources across product lines favorably affects Garmin’s costs to produce its range of products, with lower volume products realizing the economies of scale of higher volume products.  The ownership and integration of its resources allows Garmin to optimize the design for manufacturing of its products, yielding improved cost.

Quality: Garmin’s automation and sophisticated production processes provide in-service robustness and consistent reliability standards that enable Garmin to maintain strict process and quality control of the products manufactured, thereby improving the overall quality of our products.  Additionally, the immediate feedback throughout the manufacturing processes is provided to the development teams, providing integrated continuous improvement throughout design and supply chain.

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

Garmin International, Inc., Garmin (Europe) Ltd., and Garmin Corporation have also achieved certification of their environmental management systems to the ISO 14001 standard, recognizing Garmin’s systems and processes which minimize or prevent harmful effects on the environment and continually strive to improve its environmental performance.

Materials

Although most components essential to Garmin’s business are generally available from multiple sources, certain key components are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks.  Many of these and other key components that are available from multiple sources, including, but not limited to, NAND flash memory, dynamic random access memory (DRAM), GPS chipsets and certain LCDs, are subject, at times, to industry-wide shortages and commodity pricing fluctuations.

Garmin and other participants in the personal computer, tablet, mobile communication, aviation electronics, and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, Garmin uses some custom components that are not common to the rest of the personal computer, tablet, mobile communication, and consumer electronics industries. New products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased.  Garmin makes efforts to manage risks in these areas through the use of supply agreements and safety stock for strategically important components.

Seasonality

Our net sales are subject to seasonal fluctuation.  Sales of our consumer products are generally higher in the fourth quarter due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter due to increased demand during the spring and summer season.  Sales of consumer products are also influenced by the timing of the release of new products. Our auto OEM and aviation products do not experience much seasonal variation, but are more influenced by the timing of auto program manufacturing, aircraft certifications, regulatory mandates, and the release of new products when the initial demand is typically the strongest.

Backlog

There is a relatively short cycle between order and shipment.  Therefore, we believe that backlog information is not material to the understanding of our business.  We typically ship most orders within 72 hours of receipt.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.  For example, Garmin obtains licenses from various sources for digital cartography technology for use in our products.

As of January 10, 2020, Garmin has been issued over 1,350 patents throughout the world and holds more than 900 trademark registrations.  The duration of patents varies in accordance with the provisions of applicable local law.  We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate.  Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Environmental Matters

Garmin’s operations are subject to various environmental laws, including laws addressing air and water pollution and management of hazardous substances and wastes.  Substantial noncompliance with applicable environmental laws could have a material adverse effect on our business.  Capital expenditures for environmental controls are included in our normal capital budget. Historically, capital expenditures associated with environmental controls have not been material and compliance with environmental laws has not had a material impact on the Company’s competitive position.

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

Garmin continues to strive to reduce our carbon footprint by increasing our environmental sustainability efforts.  Our manufacturing locations have implemented increased recycling processes that keep all obsolete Garmin manufactured material from entering the waste stream. Additionally, our newly completed facility in Olathe, Kansas has been constructed with energy efficient considerations, including reduced water consumption, LED lighting, and reflective roofing to deflect solar radiation.

Employees

As of December 28, 2019, the Company had approximately 15,000 full and part-time employees worldwide, of whom approximately 5,700 were in Americas region, 7,300 were in APAC, and 2,000 were in EMEA.  Except for some of Garmin’s employees in Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement.  Garmin considers its employee relations to be positive.

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

The operation of our subsidiaries in global markets results in exposure to movements in currency exchange rates.  We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. Dollar relative to certain other currencies.  The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. We have not historically used financial instruments to hedge our foreign currency exchange rate risks.

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

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the US, Switzerland, Taiwan, and UK. We cannot predict the outcome of any specific legislative proposals.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations.  While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements. Partially to respond to recent and continuing changes to global tax standards, we initiated an intercompany transaction which migrates ownership of certain consumer products intellectual property from Switzerland to the United States, which is the primary location of research, development and executive management.  Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. However, we are unable to predict the outcome of the final advanced pricing agreement and related negotiations, which could materially and/or adversely impact our income tax provision, net income or cash flows for periods during negotiation and upon finalization.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, most notably in the area of transfer pricing. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

Changes to trade regulations, including trade restrictions, sanctions, or tariffs, could significantly harm our results of operations.

We manufacture goods in the People’s Republic of China and import certain materials from the People’s Republic of China that are used to manufacture goods in the United States.  The imposition of additional governmental controls or regulations that create new or enhanced restrictions on free trade, trade sanctions, or tariffs, particularly those applicable to materials or goods from the People’s Republic of China, could have a substantial adverse effect on our business, results of operations, and financial condition.

Economic, regulatory, and political conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete.  We have global operations which make up a significant portion of our total revenue, which can present challenges depending on economic and geopolitical conditions on both a global and regional scale.  Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue in the past, and could in the future result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities, where we manufacture most of our consumer products, are located in Taiwan.  Relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future, could materially affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China.  The PRC government does not recognize the legitimacy of the Taiwan government.  Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan.  The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could adversely affect our operations in Taiwan in the future.

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

We are also dependent on third party licensors for digital mapping data used in our products.  There are only a limited number of suppliers of mapping data for some of our products and geographical regions.  If we are unable to continue licensing such mapping data from our suppliers and are unable to obtain an alternative source, or if our relationships with our suppliers change detrimentally, our ability to supply mapping data for use in our products would be seriously harmed.

The effects of the United Kingdom’s withdrawal from the European Union (“Brexit”), including trade agreements, are not yet known and the uncertainty creates challenges and risks which could have a material effect on our business and results of operations.

The United Kingdom (UK) formally left the European Union (EU) on January 31, 2020. A transition period through December 31, 2020 has been established to allow the UK and EU to negotiate the terms of the UK’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the UK and EU, including trade agreements between the UK and EU. Additionally, long-term risks of Brexit include economic recessions in the UK or other European markets and currency instability for both the British Pound Sterling and the Euro.

We have operations in the UK, including offices and a distribution facility, and several EU member states, and therefore Brexit will impact our operations. We have certain measures in place to reduce the impact to our business operations; however, risks such as slow or inefficient border clearance, prolonged economic recession, and currency fluctuations could have material adverse effects on our business operations, results of operations, and financial condition. As noted in our other risk factors, currency volatility of the British Sterling Pound and Euro could have significant effects on our results of operations. Depending on finalization of a trade agreement between the UK and the EU during the transition period, the impacts of Brexit may have a lesser impact to our financial condition and business operations. Given the number of different outcomes still possible, the impacts of Brexit are difficult to determine until specific terms of the withdrawal are reached.

Our intellectual property rights are important to our operations, and we could suffer loss if they infringe upon others’ rights or are infringed upon by others.

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

If our products malfunction or contain errors or defects, we could be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages.  We maintain insurance against accident-related risks involving our products.  However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates.  In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins.  If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a material adverse impact on our business, financial condition and results of operations.

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

Continued declines in auto PND revenue and significant investments in auto OEM could negatively impact total Company profits and shareholder value.

We experienced substantial growth through 2008 in our auto segment as PNDs became mass-market consumer electronics in both Europe and North America.  This auto PND market is declining as competing technologies emerged and market saturation occurred.  Navigation technologies have been incorporated into and become more prevalent in competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems.  The acceptance by consumers of these alternative solutions has negatively impacted sales and profits in the auto segment.  There is no assurance that the decline in sales will end, and thus no assurance that we can continue to generate profits from the auto segment.

We have recently been awarded several tier-one and tier-two auto OEM supplier contracts.  To fulfill the associated program commitments, we are investing significantly in facilities, research and development, and other operating expenses and we will continue to do so in the coming years.  Gross margins associated with these auto OEM programs are expected to be lower than the gross margins realized in the auto segment and the Company as a whole in recent periods.  If we are not successful in winning additional contract awards or substantially leveraging our investments, periods of lower operating income or operating losses in the auto segment could negatively impact total Company profits and shareholder value.

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenue, diverted development resources and increased warranty claims, and litigation.

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competitive products.

We collect, store, process, and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and our actual or perceived failure to comply with such regulations and obligations could harm our business.

We collect, store, process, and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, gender, heart rates, sleeping patterns, GPS-based location, and activity patterns. Due to the volume and types of the personal information and data we manage and the nature of our products and applications, the security features of our platform and information systems are critical. If our security measures or applications are breached, are disrupted or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers, business partners, or third-party apps with which our users choose to share their Garmin data were to experience a breach, disruption or failure of systems compromising our users’ data or the media suggested that our security measures or those of our third-party service providers were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach, disruption or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident.

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

Regulatory authorities and legislative bodies around the world, including in the United States, have enacted or are considering a number of legislative and regulatory proposals concerning data protection. In May 2018, the General Data Protection Regulation (GDPR) went into effect in the EU. On January 1, 2020, the California Consumer Privacy Act (CCPA) went into effect, and other States in the United States are considering adopting data privacy laws. Noncompliance with GDPR. CCPA, or other data protection laws in other States in the United States or in other countries, could result in significant fines and penalties. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, Asia, Latin America, and elsewhere are sometimes uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We rely on information technology systems for our business operations. Failures or disruptions, including security breaches or cyber attacks, to our information technology systems may harm our reputation and adversely affect our business and result of operations.

Our information technology systems allow for our daily business operations to operate efficiently and effectively. These systems assist in our business processes, including, but not limited to, communications, financial management, supply chain management, order processing, shipping and billing, and providing services and support to our customers. Additionally, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. A disruption to any of these processes can adversely affect our business and results of operations. Furthermore, a breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our intellectual property as well as our customers' or our employees' intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect our competitive position and operating results as a result of theft of our intellectual property and could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services.

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

Historically, our revenues have been lower in the first quarter of each fiscal year as many of our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter.  Sales of certain of our auto, fitness, marine, and outdoor products tend to be higher in our second fiscal quarter due to increased consumer spending for such products in the spring season and travel season.  Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season.

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

To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of GPS and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.

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

Our Global Positioning System technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s GPS satellites.  GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services.  International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference.  Each country also has regulatory authority on how each band is used.  In the United States, the FCC and the National Telecommunications and Information Administration (NTIA) share responsibility for radio frequency allocations and spectrum usage regulations.

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

Natural disasters and extreme weather events, such as tsunamis or earthquakes, and medical epidemics or pandemics, such as COVID-19 (coronavirus disease), could occur in a region where we have a manufacturing or warehousing facility which would cause disruptions in our business operations or loss of inventory. These events could also have an impact on our suppliers and affect our supply chain. If our backup and recovery plans are not sufficient to minimize business disruption and if our insurance is not sufficient to recover the costs associated with these types of events, our financial results could be adversely affected.

Climate change can also pose a risk to our business due to evolving regulatory and legislative measures surrounding climate change. The U.S. Environmental Protection Agency has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act.  At the federal legislative level, U.S. Congress could pass legislation to adopt some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that the U.S. Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency. Such measures could influence mobility and transportation trends, which could decrease the demand for certain of our products.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile.  During 2019, the closing price of our shares ranged from a low of $61.39 to a high of $98.68. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

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

As of January 16, 2020, members of our Board of Directors, and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 22% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

We have limited capital reserves from which to make distributions or repurchase shares without subjecting our shareholders to Switzerland withholding tax.

As of December 28, 2019, we had CHF 5,650 million of unappropriated capital contribution reserves available from which the Company may make dividend payments or utilize to repurchase shares for which no withholding tax applies.  At the time this reserve balance has been returned to shareholders through dividends or share repurchases, a Swiss federal withholding tax of 35% will generally be applicable to any dividends paid to shareholders.  The withholding tax must be withheld from the gross distribution and paid to the Swiss federal Tax Administration.  A holder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax.  For example, a U.S holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds).

After we have exhausted our remaining capital contribution reserves by appropriating them for dividends or share repurchases, any dividends paid by the Company will generally be subject to a Swiss federal withholding tax at 35%.  However, there can be no assurance that our shareholders will approve a dividend out of capital contribution reserves, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to pay a dividend out of capital contribution reserves, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

Under current Swiss tax law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value and the repurchase price. However, the portion of the repurchase price that is attributed to capital contribution reserves of the shares repurchased will not be subject to the Swiss withholding tax. Therefore, repurchase of our own shares further limits the amount of capital reserves available for distributions to shareholders free of Swiss withholding taxes. No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares to the extent sufficient capital reserves are available. However, should we not resell such treasury shares within six years and there is not sufficient capital contribution reserves, the withholding tax becomes due at the end of the six-year period.

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

Under Swiss law we have certain limitations on our ability to repurchase and hold our own shares. We and our subsidiaries may only repurchase and hold our own shares to the extent that sufficient freely distributable reserves (including contributed surplus as determined for Swiss tax and statutory purposes) are available. The aggregate par value of our registered shares held by us and our subsidiaries may not exceed 10% of our registered share capital. We may repurchase our registered shares beyond the statutory limit of 10%, however, if our shareholders have adopted a resolution at a general meeting of shareholders authorizing the board of directors to repurchase registered shares in an amount in excess of 10% and the repurchased shares are dedicated for cancellation. Any restriction on our ability to repurchase our shares could make our stock less attractive to investors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Garmin and its subsidiaries own a majority of their principal properties and lease certain other properties. Depending on location, the properties could be used for manufacturing, warehousing, research and development, office space, or a combination of activities. Garmin’s principal properties are described below:

Garmin International, Inc. and Garmin USA, Inc. own and occupy facilities of approximately 1,990,000 square feet on approximately 107 acres in Olathe, Kansas, where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured, and products are warehoused, distributed, and supported for North, Central and South America.  The 1,990,000 square feet includes a newly constructed 775,000 square foot manufacturing and distribution center. The previous manufacturing and distribution space is currently being renovated into a research and development facility and supporting office space. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facilities, which are leased to Garmin’s subsidiaries by the City.  Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200.  Garmin International, Inc. has purchased all the outstanding bonds and expects to continue to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin International, Inc. leases 148,000 square feet of land at New Century Airport in Gardner, Kansas under a ground lease and occupies two aircraft hangars on this land, one of which is owned (47,000 square feet) and the other leased (53,000 square feet).  Both properties serve as flight test and certification facilities that are used in development and certification of aviation products.

Garmin AT, Inc. leases approximately 18 acres of land in Salem, Oregon under a ground lease.  This ground lease expires in 2030, but Garmin AT, Inc. has the option to extend the ground lease until 2050.  Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office, development and manufacturing use and a 33,000 square foot aircraft hangar that serves as a flight test and certification facility on this land.  Garmin AT, Inc. also owns and occupies an additional 66,000 square foot facility on the same property for Garmin’s West Coast customer support call center and for research and development activities.

Garmin Corporation owns and occupies 247,000 and 185,000 square foot facilities in Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility in Jhongli, Tao-Yang County, Taiwan, and a 576,000 square foot facility in LinKou, Tao-Yang County, Taiwan.  Garmin China YangZhou Co., Ltd. leases a 204,000 square foot manufacturing facility in Yangzhou, Jiangsu, People’s Republic of China. These facilities are used for the manufacturing and warehousing of most of Garmin’s auto, fitness, marine, and outdoor products, as well as portable aviation products. These facilities are also used for some research and development activities and the marketing and support of products for Asia Pacific countries.

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

The Company settled or resolved certain matters during the fiscal year ended December 28, 2019 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4.	Mine Safety Disclosure

None.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 5, 2020.

Dr. Min H. Kao, age 71, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004.  He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002.  Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013.  Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 54, has served as a director of Garmin Ltd. since August 2004.  He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013.  Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, Software Engineering Manager of Garmin International, Inc. from 1995 to 2002, and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 57, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014.  He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 64, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009.  He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001.  Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

Garmin’s shares have traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”).  As of February 14, 2020, there were 199 shareholders of record.

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2017. The Company made no repurchases of shares during the years ended December 29, 2018 and December 28, 2019.  See Note 11 in the Notes to the Consolidated Financial Statements for additional information regarding the share repurchase plan.

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq 100 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 (“12/14”) to December 31, 2019 (“12/19”).

	12/14	12/15	12/16	12/17	12/18	12/19
Garmin Ltd.	100.00	73.93	100.99	128.85	141.51	223.77
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ 100	100.00	109.75	117.73	156.58	156.63	218.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 28, 2019 and December 29, 2018 and the selected consolidated statements of income data for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 were derived from the Company’s audited Consolidated Financial Statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 30, 2017, December 31, 2016, and December 26, 2015 and the selected consolidated statements of income data for the years ended December 31, 2016 and December 26, 2015 were derived from the Company’s audited Consolidated Financial Statements, not included herein.

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

In the table presented below, the selected consolidated statements of income and selected balance sheet data for the years ended December 30, 2017 and December 31, 2016 and the selected balance sheet data for the year ended December 26, 2015 have been restated in accordance with the Company’s adoption of the new revenue recognition standard.

	Years ended (1)
	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$3,757,505	$3,347,444	$3,121,560	$3,045,797	$2,820,270
Gross profit	2,233,976	1,979,719	1,797,941	1,688,525	1,538,704
Operating income	945,586	778,343	683,637	632,864	549,581
Net income (2)	952,486	694,080	709,007	517,724	456,227

Net income per share:
Diluted	$4.99	$3.66	$3.76	$2.73	$2.39
Weighted average common shares outstanding:
Diluted	190,899	189,734	188,732	189,343	191,107

Dividends declared per share (3)	$2.28	$2.12	$2.04	$2.04	$2.04

Balance Sheet Data (at end of Period):
Cash, cash equivalents, and marketable securities	$2,609,505	$2,714,844	$2,313,208	$2,327,120	$2,391,618
Total assets	6,166,799	5,382,858	4,948,289	4,484,549	4,478,529
Total debt	—	—	—	—	—
Total stockholders’ equity	4,793,496	4,162,974	3,852,419	3,453,259	3,373,734

(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks excluding fiscal 2016 which includes 53 weeks.

(2)  The following significant items are included in the Net income line that may affect comparability:

      In 2019, a $118.0 million income tax benefit was recognized resulting from the revaluation and step-up of certain Switzerland tax assets as a result of the enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures;

      In 2017, a $180.0 million income tax benefit was recognized, primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company's election to align Switzerland corporate tax positions with global tax initiatives, partially offset by $22.6 million of income tax expense due to the expiration of certain share-based awards.

(3)  Dividends declared per share refers to the cash dividend per share that has been approved by shareholders in the given fiscal year. See Note 2 - Summary of Significant Accounting Policies, Dividends for additional detail.

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

This section provides discussion and a year-to-year comparison for the fiscal years ended December 28, 2019 and December 29, 2018. Discussion regarding our results of operations for the fiscal year ended December 30, 2017 and a year-to-year comparison between the fiscal years ended December 29, 2018 and December 30, 2017 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year.  Fiscal years 2019, 2018 and 2017 contained 52 weeks.  Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods.  Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology.  We operate in five reportable segments, which serve the auto, aviation, fitness, marine, and outdoor markets.  Our auto reportable segment is comprised of two operating segments; auto PND and auto OEM. Each operating segment offers products through our network of subsidiary distributors and independent dealers and distributors, as well as through OEMs. Each of the operating segments is managed separately.

Since our first products were delivered in 1991, we have generated positive income from operations each year and have funded our growth from these profits.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Goodwill

We allocate goodwill to reporting units in proportion to the expected benefit from each business combination.  Each of the Company’s operating segments (auto PND, auto OEM, aviation, fitness, marine, and outdoor) represents a distinct reporting unit. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the operating performance indicators, competition, or expectations about future market or economic conditions.

Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated through the use of a discounted cash flow methodology. This analysis requires significant assumptions, including discount rate, projected future revenues, projected future operating margins, and terminal growth rates.  The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Unrecognized Income Tax Benefits

We recognize liabilities associated with uncertain income tax positions, including those related to transfer pricing, based on our estimate of whether, and the extent to which, additional taxes will be due.  We recognize the tax benefits from an uncertain tax position only if payment of these amounts ultimately proves to be not required or it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

Assessing uncertain tax positions requires significant judgment, including the evaluation of unique facts and circumstances and the interpretation of laws and regulations, especially the assessment of pricing analyses that may produce various ranges of outcomes.  Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

Other

For further information on the Company’s critical accounting policies, refer to the discussion in the Notes to the Consolidated Financial Statements as indicated in the table below:

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

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network and to original equipment manufacturers (OEMs).  Refer to the Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements.  We aim to achieve a quick turnaround on orders we receive, and we typically ship most orders within 72 hours.  Therefore, we believe that backlog information is not material to the understanding of our business.

Net sales are subject to seasonal fluctuation.  Typically, sales of our consumer products are highest in the fourth quarter due to increased demand during the holiday buying season, and in the second quarter, due to increased demand during the spring and summer season.  Our auto OEM and aviation products do not experience much seasonal variation, but are more influenced by the timing of auto program manufacturing, aircraft certifications, regulatory mandates, and the release of new products when the initial demand is typically the strongest.

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold.  Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components.  We believe that our flexible production model allows our Xizhi, Jhongli, and LinKou manufacturing plants in Taiwan; Yangzhou manufacturing plant in China; our Wassenaar manufacturing plant in the Netherlands; and our Olathe, Kansas, and Salem, Oregon manufacturing plants in the U.S. to experience relatively low costs of manufacturing.  In general, products manufactured in Taiwan have been our highest volume products.  Our manufacturing labor costs historically have been lower in Taiwan and China than in Olathe and Salem.

Sales price variability has had and can be expected to have an effect on our gross profit.  Our gross profit is dependent on segment mix, and to a lesser extent, product mix within each segment.

Advertising Expense

Our advertising expenses consist primarily of costs for media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	salaries for sales, marketing and product support personnel;
•	salaries and related costs for executives and administrative personnel;
•	marketing, and other brand building costs;
•	finance and legal costs;
•	human resource costs;
•	information systems and infrastructure costs;
•	travel and related costs; and
•	occupancy and other overhead costs.

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

Income Taxes

We have experienced a relatively low effective income tax rate due to the proportion of our income generated by entities in tax jurisdictions with low statutory rates.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	100%	100%	100%
Cost of goods sold	41%	41%	42%
Gross profit	59%	59%	58%
Operating expenses:
Advertising	4%	5%	5%
Selling, general and administrative	14%	14%	14%
Research and development	16%	17%	16%
Total operating expenses	34%	36%	36%
Operating income	25%	23%	22%
Other income (expense), net	1%	1%	0%
Income before income taxes	26%	25%	22%
Provision (benefit) for income taxes	1%	4%	(0)%
Net income	25%	21%	23%

The following table sets forth our results of operations through operating income for each of our five segments during the period shown.  The Company’s CODM uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses.  Net sales are directly attributed to each segment.  Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated.  For each line item in the table, the total of the segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

As indicated in Note 8 to the Consolidated Financial Statements, the methodology used to allocate certain selling, general, and administrative expenses was refined at the beginning of the 2019 fiscal year. The amounts presented below for the 52-weeks ended December 29, 2018 and December 30, 2017 are presented here as they were originally reported.  For comparative purposes, we estimate operating income for the 52-weeks ended December 29, 2018 would have been approximately $18 million less for the aviation segment, approximately $11 million more for the marine segment, approximately $7 million more for the outdoor segment, and not significantly different for the auto and fitness segments. We estimate operating income for the 52-weeks ended December 30, 2017 would have been approximately $14 million less for the aviation segment, approximately $8 million less for the fitness segment, approximately $8 million more for the marine segment, and approximately $7 million more for each of the outdoor and auto segments.

52-weeks ended December 28, 2019	Fitness	Outdoor	Aviation	Auto	Marine
Net sales	$1,047,527	$917,567	$735,458	$548,103	$508,850
Cost of goods sold	514,923	319,124	192,073	291,508	205,901
Gross profit	532,604	598,443	543,385	256,595	302,949

Advertising expense	71,772	52,171	5,667	14,435	20,411
Selling, general and administrative expenses	159,793	124,650	65,663	78,110	90,352
Research and development expense	109,181	87,581	219,112	107,182	82,310
Total operating expenses	340,746	264,402	290,442	199,727	193,073

Operating income	$191,858	$334,041	$252,943	$56,868	$109,876

52-weeks ended December 29, 2018	Fitness	Outdoor	Aviation	Auto	Marine
Net sales	$858,329	$809,883	$603,459	$634,213	$441,560
Cost of goods sold	386,565	281,629	153,307	363,420	182,804
Gross profit	471,764	528,254	450,152	270,793	258,756

Advertising expense	64,707	46,041	7,207	19,155	18,284
Selling, general and administrative expenses	135,096	120,588	36,139	88,672	97,682
Research and development expense	90,216	71,115	202,060	124,968	79,446
Total operating expenses	290,019	237,744	245,406	232,795	195,412

Operating income	$181,745	$290,510	$204,746	$37,998	$63,344

52-weeks ended December 30, 2017	Fitness	Outdoor	Aviation	Auto	Marine
Net sales	$762,194	$698,867	$501,359	$785,139	$374,001
Cost of goods sold	339,558	250,457	129,754	442,441	161,409
Gross profit	422,636	448,410	371,605	342,698	212,592

Advertising expense	75,660	41,113	6,180	25,639	16,101
Selling, general and administrative expenses	119,537	98,914	27,766	107,995	83,765
Research and development expense	80,674	58,516	183,726	126,320	62,398
Total operating expenses	275,871	198,543	217,672	259,954	162,264

Operating income	$146,765	$249,867	$153,933	$82,744	$50,328

Net Sales

Net Sales	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$1,047,527	22%	$858,329	13%	$762,194
Percentage of Total Net Sales	28%		26%		24%
Outdoor	917,567	13%	809,883	16%	698,867
Percentage of Total Net Sales	24%		24%		22%
Aviation	735,458	22%	603,459	20%	501,359
Percentage of Total Net Sales	20%		18%		16%
Auto	548,103	(14%)	634,213	(19%)	785,139
Percentage of Total Net Sales	15%		19%		25%
Marine	508,850	15%	441,560	18%	374,001
Percentage of Total Net Sales	13%		13%		12%
Total	$3,757,505	12%	$3,347,444	7%	$3,121,560

Net sales increased 12% in 2019 when compared to the year-ago period. All segments had an increase in revenue except for auto. Fitness revenue represented the largest portion of our revenue mix in 2019 at 28% compared to 26% in 2018.

Total unit sales increased 5% to 15.6 million units in 2019 from 14.9 million units in 2018.

Fitness, outdoor, aviation, and marine revenues increased 22%, 13%, 22%, and 15%, respectively when compared to the year-ago period. The fitness segment revenue increase was primarily driven by strong sales in wearables and sales from Tacx, a newly acquired group of subsidiaries that designs and manufactures indoor bike trainers. The outdoor segment revenue increase was driven by sales growth in multiple product categories, primarily led by adventure watches. Aviation segment revenue increases were driven by sales growth in both aftermarket and OEM categories. Marine segment revenue increases were driven by sales growth across multiple product categories, primarily chartplotters and SONAR products. Auto segment revenue decreased 14% from the year-ago period, due to the ongoing auto PND market contraction and lower auto OEM program sales.

Gross Profit

Gross Profit	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$532,604	13%	$471,764	12%	$422,636
Percentage of Segment Net Sales	51%		55%		55%
Outdoor	598,443	13%	528,254	18%	448,410
Percentage of Segment Net Sales	65%		65%		64%
Aviation	543,385	21%	450,152	21%	371,605
Percentage of Segment Net Sales	74%		75%		74%
Auto	256,595	(5%)	270,793	(21%)	342,698
Percentage of Segment Net Sales	47%		43%		44%
Marine	302,949	17%	258,756	22%	212,592
Percentage of Segment Net Sales	60%		59%		57%
Total	$2,233,976	13%	$1,979,719	10%	$1,797,941
Percentage of Total Net Sales	59%		59%		58%

Gross profit dollars in fiscal year 2019 increased 13% while gross margin was slightly higher compared to fiscal year 2018. Gross margin increased 410 basis points in the auto segment when compared to the prior year, primarily attributable to lower license expense. Gross margin remained relatively flat within the outdoor, marine, and aviation segments. Gross margin decreased in the fitness segment primarily due to lower average selling prices and product mix.

Advertising Expenses

Advertising	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$71,772	11%	$64,707	(14%)	$75,660
Percentage of Segment Net Sales	7%		8%		10%
Outdoor	52,171	13%	46,041	12%	41,113
Percentage of Segment Net Sales	6%		6%		6%
Aviation	5,667	(21%)	7,207	17%	6,180
Percentage of Segment Net Sales	1%		1%		1%
Auto	14,435	(25%)	19,155	(25%)	25,639
Percentage of Segment Net Sales	3%		3%		3%
Marine	20,411	12%	18,284	14%	16,101
Percentage of Segment Net Sales	4%		4%		4%
Total	$164,456	6%	$155,394	(6%)	$164,693
Percentage of Total Net Sales	4%		5%		5%

Advertising expense increased 6% in absolute dollars and was relatively flat as a percent of revenue in fiscal year 2019 compared to fiscal year 2018. The overall increase in absolute dollars was primarily attributable to increased cooperative advertising in the outdoor, fitness, and marine segments and increased media advertising in the outdoor and fitness segments. These increases were partially offset by decreased cooperative advertising expense in the auto and aviation segments. All segments were relatively flat as a percent of revenue compared to the prior year.

Selling, General and Administrative Expenses

Selling, General & Admin. Expenses	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$159,793	18%	$135,096	13%	$119,537
Percentage of Segment Net Sales	15%		16%		16%
Outdoor	124,650	3%	120,588	22%	98,914
Percentage of Segment Net Sales	14%		15%		14%
Aviation	65,663	82%	36,139	30%	27,766
Percentage of Segment Net Sales	9%		6%		6%
Auto	78,110	(12%)	88,672	(18%)	107,995
Percentage of Segment Net Sales	14%		14%		14%
Marine	90,352	(8%)	97,682	17%	83,765
Percentage of Segment Net Sales	18%		22%		22%
Total	$518,568	8%	$478,177	9%	$437,977
Percentage of Total Net Sales	14%		14%		14%

Selling, general and administrative expense increased 8% in absolute dollars and was relatively flat as a percent of revenue when compared to the prior year. The absolute dollar increase was primarily attributable to personnel costs, legal related costs, and expenses from recent acquisitions.

As noted above and in Note 8 to the Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses at the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for fiscal year 2018 would have been approximately $18 million more for the aviation segment, approximately $11 million less for the marine segment, approximately $7 million less for the outdoor segment, and not significantly different for the fitness and auto segments. We estimate the selling, general and administrative expense for fiscal 2017 would have been approximately $14 million more for the aviation segment, approximately $8 million more for the fitness segment, approximately $8 million less for the marine segment, and approximately $7 million less for each of the outdoor and auto segments.

In addition to the change in methodology of allocating certain selling, general and administrative expenses noted above, marine decreased in fiscal 2019, as a percent of revenue, from the previous year due to greater leverage of operating costs.

Research and Development Expense

Research & Development	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$109,181	21%	$90,216	12%	$80,674
Percentage of Segment Net Sales	10%		11%		11%
Outdoor	87,581	23%	71,115	22%	58,516
Percentage of Segment Net Sales	10%		9%		8%
Aviation	219,112	8%	202,060	10%	183,726
Percentage of Segment Net Sales	30%		33%		37%
Auto	107,182	(14%)	124,968	(1%)	126,320
Percentage of Segment Net Sales	20%		20%		16%
Marine	82,310	4%	79,446	27%	62,398
Percentage of Segment Net Sales	16%		18%		17%
Total	$605,366	7%	$567,805	11%	$511,634
Percentage of Total Net Sales	16%		17%		16%

Research and development expense increased 7% in absolute dollars when compared to the year-ago period and was relatively flat as a percent of revenue. The absolute dollar increase was primarily due to engineering personnel costs related to our wearable and aviation product offerings and expenses resulting from recent acquisitions, partially offset by the capitalization of certain contractually reimbursable preproduction design and development personnel costs within the auto segment. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

Operating Income	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018	Year-over-Year Change	52-Weeks Ended December 30, 2017
Fitness	$191,858	6%	$181,745	24%	$146,765
Percentage of Segment Net Sales	18%		21%		19%
Outdoor	334,041	15%	290,510	16%	249,867
Percentage of Segment Net Sales	36%		36%		36%
Aviation	252,943	24%	204,746	33%	153,933
Percentage of Segment Net Sales	34%		34%		31%
Auto	56,868	50%	37,998	-54%	82,744
Percentage of Segment Net Sales	10%		6%		11%
Marine	109,876	73%	63,344	26%	50,328
Percentage of Segment Net Sales	22%		14%		13%
Total	$945,586	21%	$778,343	14%	$683,637
Percentage of Total Net Sales	25%		23%		22%

Total operating income increased 21% in absolute dollars and increased 190 basis points as a percent of revenue when compared to fiscal year 2018.  The growth in total operating income on an absolute dollar basis and as a percent of revenue was the result of revenue growth, slightly higher gross margin, and greater leverage of operating expenses, as discussed above.

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 28, 2019	52-Weeks Ended December 29, 2018	52-Weeks Ended December 30, 2017
Interest income	$52,817	$47,147	$36,925
Foreign currency (losses)	(16,799)	(7,616)	(22,579)
Other income (expense)	5,618	5,373	(912)
Total	$41,636	$44,904	$13,434

The average returns on cash and investments, including interest and capital gain/loss returns during the 52-weeks ended December 28, 2019 and December 29, 2018 were 2.0% and 1.8%, respectively.  Interest income increased primarily due to slightly higher yields on fixed-income securities.

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

The $16.8 million currency loss recognized in fiscal 2019 was primarily due to the U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the British Pound Sterling. During fiscal 2019, the U.S. Dollar strengthened 2.3% against the Euro and weakened 1.5% against the Taiwan Dollar, resulting in losses of $9.3 million and $7.1 million, respectively, while the U.S. Dollar weakened 2.9% against the British Pound Sterling, resulting in a gain of $2.8 million. The remaining net currency loss of $3.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $7.6 million currency loss recognized in fiscal 2018 was primarily due to the strengthening of the U.S. Dollar against the Euro and the British Pound Sterling, offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2018, the U.S. Dollar strengthened 4.7% against the Euro and 6.0% against the British Pound Sterling, resulting in losses of $10.0 million and $1.7 million, respectively, while the U.S. Dollar strengthened 3.0% against the Taiwan Dollar, resulting in a gain of $15.1 million. The remaining net currency loss of $11.0 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Income tax expense for the fiscal year ended December 28, 2019 was $34.7 million compared to income tax expense of $129.2 million for the fiscal year ended December 29, 2018, representing a net decrease of $94.5 million.  Contributing to the decrease in income tax expense was an income tax benefit of $118.0 million associated with the revaluation and step-up of certain Switzerland tax assets as a result of the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures. In connection with these transitional measures included in Switzerland tax reform, a reduced income tax rate will be utilized on certain Switzerland taxable income for up to five years.

In February 2020, the Company initiated a transaction between wholly-owned subsidiaries to migrate ownership of certain intellectual property from Switzerland to the United States, the primary location of research, development, and executive management.  The migration, which includes a multi-year intercompany license of intellectual property, is expected to result in a favorable shift of income mix by jurisdiction and a reduction in expense related to uncertain tax positions.  During the term of the license agreement, this transaction is expected to decrease the Company’s effective income tax rate as compared to the fiscal year 2019 effective income tax rate excluding the $118.0 million income tax benefit associated with the revaluation and step-up of certain Switzerland tax assets, as described above. The Company plans to pursue an Advance Pricing Agreement between relevant jurisdictions related to this transaction. At the end of the license agreement, a higher percentage of income will be recognized in the United States.

Net Income

As a result of the various factors noted above, income before taxes increased 20% to $987.2 million from $823.2 million in the prior year, while net income increased 37% to $952.5 million from $694.1 million in the prior year.

Liquidity and Capital Resources

As of December 28, 2019, we had approximately $2.6 billion of cash and cash equivalents and marketable securities.  We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors.  The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk.  Garmin’s average interest income returns on cash and investments during fiscal 2019, 2018, and 2017 were approximately 2.0%, 1.9%, and 1.6%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding marketable securities.

Operating Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net cash provided by operating activities	$698,549	$919,520	$660,842

The $221.0 million decrease in cash provided by operating activities in fiscal year 2019 compared to fiscal year 2018 was primarily due to a decrease of cash provided by working capital of $303.1 million (which included a decrease of $130.7 million in net collections of accounts receivable associated primarily with strong fourth quarter sales, a net increase of $112.4 million in cash paid for inventory associated primarily with the Company’s strategy to increase days of supply to support our increasingly diversified product lines, and a net increase of $60.0 million in cash used in other activities primarily driven by payments associated with an amendment to a license agreement) and income taxes payable of $69.4 million.  The decrease was partially offset by an increase in net income of $258.4 million, reduced by other non-cash adjustments to net income of $106.9 million, which included an income tax benefit of $118.0 million associated with the revaluation and step-up of certain Switzerland tax assets.

Investing Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net cash used in investing activities	$(450,746)	$(307,503)	$(194,383)

The $143.2 million increase in cash used in investing activities in fiscal year 2019 compared to fiscal year 2018 was primarily due to increased net cash paid for acquisitions of $271.1 million, partially offset by a decrease in net purchases of marketable securities of $89.0 million and decreased cash payments for net purchases of property and equipment of $36.7 million.

Financing Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net cash used in financing activities	$(416,028)	$(286,161)	$(448,412)

The $129.9 million increase in cash used in financing activities in fiscal year 2019 compared to fiscal year 2018 was primarily due to an increase in dividend payments of $121.1 million associated with the timing of dividend payments that resulted in one more dividend payment in 2019 compared to 2018.

Our declared dividend has increased from $0.51 per share for the twelve calendar quarters beginning in June 2016 to $0.57 per share for the four calendar quarters beginning June 2019.

Contractual Obligations and Commercial Commitments

As of December 28, 2019, operating leases comprise the substance of the Company’s commercial commitments with long-term scheduled payments, as summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$97,319	$18,487	$30,240	$22,018	$26,574

The Company is party to certain other commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 28, 2019 was approximately $586.3 million.  We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are generally based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits.  However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.  Accordingly, unrecognized tax benefits of $101.3 million as of December 28, 2019, have been excluded from the contractual obligations table above.  For further information related to unrecognized tax benefits, see Note 2 – Summary of Significant Accounting Policies, Income Taxes and Note 6 – Income Taxes to the Consolidated Financial Statements included in this Report.

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

Foreign Currency Exchange Rate Risk

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The Company has not historically used financial instruments to hedge its foreign currency exchange rate risks.

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and British Pound Sterling. Garmin Corporation, headquartered in Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at the rate of exchange in effect at the balance sheet date and income and expense activity at the approximate rate of exchange at the transaction date. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments in accounts denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. However, the functional currency of our largest European subsidiary, Garmin (Europe) Ltd., is the U.S. Dollar, and as some transactions have occurred and balances reside in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar. Gains and losses may become more material in the future as our European presence grows.

During fiscal year 2019, the Company incurred a net foreign currency loss of $16.8 million.  The U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar was partially offset by the U.S. Dollar weakening against the British Pound Sterling. During fiscal 2019, the U.S. Dollar strengthened 2.3% against the Euro and weakened 1.5% against the Taiwan Dollar, resulting in losses of $9.3 million and $7.1 million, respectively, while the U.S. Dollar weakened 2.9% against the British Pound Sterling, resulting in a gain of $2.8 million. The remaining net currency loss of $3.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.  These and other currency moves during fiscal year 2019 also resulted in a currency translation adjustment of $8.0 million within Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 28, 2019 and December 29, 2018, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on Income before income taxes on the Company’s Consolidated Statements of Income of approximately $90 and $109 million at December 28, 2019 and December 29, 2018, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 29, 2018.  We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities.  As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2019 and 2018, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities.  Based on balance sheet positions as of December 28, 2019 and December 29, 2018, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $35 million and $38 million at December 28, 2019 and December 29, 2018, respectively.  Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 28, 2019, December 29, 2018, and December 30, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

The Company assigns goodwill acquired in business combinations to its reporting units as of each acquisition date. At December 28, 2019, the Company’s goodwill balance related to the auto personal navigation device (“auto PND”) reporting unit was approximately $80 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The auto PND market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s auto PND reporting unit. Considering these qualitative factors, management performed a step one quantitative impairment test of the auto PND reporting unit in the fourth quarter of 2019.  Considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, the Company disclosed some or all of the approximately $80 million of goodwill associated with the auto PND reporting unit is at risk of future impairment.

Auditing management’s annual goodwill impairment test for the auto PND reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate, projected future revenues, projected future operating margins, and terminal growth rates which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s auto PND goodwill impairment review process. For example, we tested controls over management's review of the significant assumptions (e.g., discount rate, projected revenue growth rates, projected operating margins, terminal growth rates) used to develop the prospective financial information (PFI) for the quantitative analysis. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s auto PND reporting unit, we performed audit procedures that included, among others, assessing the methodology and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We included valuation specialists on our team to review the Company’s model, method, and the more sensitive assumptions such as the discount rate and terminal growth assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, forecasts used in the Company’s annual operating plans and other relevant factors. We assessed the historical accuracy of management’s forecast estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the auto PND reporting unit that would result from changes in the assumptions. We reconciled the fair value of the reporting unit to its carrying amount, testing the Company’s determination of the assets and liabilities used within the reporting unit that are the basis for the carrying amount. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic, Income Taxes.  The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. For those uncertain tax positions that qualify for recognition, the Company uses significant judgment to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 6 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $101 million at December 28, 2019, primarily related to transfer pricing positions.

Auditing management’s measurement of these material tax positions is complex and involved especially subjective and complex judgements. The assessment process involves both significant judgment and estimation because the pricing of the intercompany transactions is based on pricing analyses that may produce a number of different outcomes or ranges of outcomes (e.g., the price that would be charged in an arm’s-length transaction). Each transfer pricing tax position carries unique facts and circumstances that must be evaluated, and ultimate resolution will be dependent on uncontrollable factors, such as the interpretation of laws and regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the measurement and valuation of the uncertain tax position reserves related to transfer pricing from intercompany transactions. For example, we tested controls over management’s review of inputs and calculations of these uncertain tax positions, which included management’s evaluation of the ranges of outcomes and pricing conclusions reached within the transfer pricing studies.

Our audit procedures included, among others, involving our tax professionals to test the Company’s measurement of tax positions related to transfer pricing used in intercompany transactions to assess the appropriateness of the ranges of outcomes utilized and the pricing conclusions reached within the transfer pricing studies conducted by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies and industry benchmarks. We also verified our understanding of the relevant facts by reading the Company’s correspondence with the relevant tax authorities and any third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws, as well as historical settlement activity from income tax authorities, to evaluate the appropriateness of the Company’s measurement of uncertain tax positions related to transfer pricing used in these intercompany transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Kansas City, Missouri

February 19, 2020

Garmin Ltd. And Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share information)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$1,027,567	$1,201,732
Marketable securities (Note 3)	376,463	182,989
Accounts receivable, less allowance for doubtful accounts of $6,754 in 2019 and $5,487 in 2018	706,763	569,833
Inventories	752,908	561,840
Deferred costs	25,105	28,462
Prepaid expenses and other current assets	169,044	120,512
Total current assets	3,057,850	2,665,368

Property and equipment, net
Land and improvements	132,951	131,689
Building and improvements	576,703	539,177
Office furniture and equipment	306,694	264,818
Manufacturing equipment	192,741	162,077
Engineering equipment	170,021	154,742
Vehicles	26,887	20,991
	1,405,997	1,273,494
Accumulated depreciation	(677,076)	(609,967)
	728,921	663,527
Operating lease right-of-use assets (Note 14)	63,589	—

Restricted cash (Note 4)	71	73
Marketable securities (Note 3)	1,205,475	1,330,123
Deferred income taxes (Note 6)	268,518	176,959
Noncurrent deferred costs	23,493	29,473
Intangible assets, net	659,629	417,080
Other assets	159,253	100,255
Total assets	$6,166,799	$5,382,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$240,831	$204,985
Salaries and benefits payable	128,426	113,087
Accrued warranty costs	39,758	38,276
Accrued sales program costs	112,578	90,388
Deferred revenue	94,562	96,372
Accrued royalty costs	15,401	24,646
Accrued advertising expense	35,142	31,657
Other accrued expenses	95,060	69,777
Income taxes payable	56,913	51,642
Dividend payable	217,262	200,483
Total current liabilities	1,035,933	921,313

Deferred income taxes (Note 6)	114,754	92,944
Noncurrent income taxes	105,771	127,211
Noncurrent deferred revenue	67,329	76,566
Noncurrent operating lease liabilities	49,238	—
Other liabilities	278	1,850

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 190,686 shares outstanding at December 28, 2019; and 189,461 shares outstanding at December 29, 2018; (Notes 9, 10, and 11):	17,979	17,979
Additional paid-in capital	1,835,622	1,823,638
Treasury stock	(345,040)	(397,692)
Retained earnings	3,229,061	2,710,619
Accumulated other comprehensive income	55,874	8,430
Total stockholders’ equity	4,793,496	4,162,974
Total liabilities and stockholders’ equity	$6,166,799	$5,382,858

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$3,757,505	$3,347,444	$3,121,560
Cost of goods sold	1,523,529	1,367,725	1,323,619
Gross profit	2,233,976	1,979,719	1,797,941

Advertising expense	164,456	155,394	164,693
Selling, general and administrative expenses	518,568	478,177	437,977
Research and development expense	605,366	567,805	511,634
	1,288,390	1,201,376	1,114,304
Operating income	945,586	778,343	683,637
Other income (expense):
Interest income	52,817	47,147	36,925
Foreign currency losses	(16,799)	(7,616)	(22,579)
Other income (expense)	5,618	5,373	(912)
	41,636	44,904	13,434
Income before income taxes	987,222	823,247	697,071

Income tax provision (benefit): (Note 6)
Current	123,073	93,424	79,234
Deferred	(88,337)	35,743	(91,170)
	34,736	129,167	(11,936)
Net income	$952,486	$694,080	$709,007

Basic net income per share (Note 10)	$5.01	$3.68	$3.77
Diluted net income per share (Note 10)	$4.99	$3.66	$3.76

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$952,486	$694,080	$709,007
Foreign currency translation adjustment	7,962	(31,965)	88,965
Change in fair value of available-for-sale marketable securities, net of deferred taxes	39,482	(15,581)	4,486
Comprehensive income	$999,930	$646,534	$802,458

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$17,979	$1,836,047	$(455,964)	$2,092,220	$(37,023)	$3,453,259
Net income	—	—	—	709,007	—	709,007
Translation adjustment	—	—	—	—	88,965	88,965
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $493	—	—	—	—	4,486	4,486
Comprehensive income						802,458
Dividends declared ($2.04 per share)	—	—	—	(382,783)	—	(382,783)
Issuance of treasury stock related to equity awards	—	(52,581)	74,442	—	—	21,861
Stock compensation	—	44,735	—	—	—	44,735
Purchase of treasury stock related to equity awards	—	185	(12,773)	—	—	(12,588)
Purchase of treasury stock under share repurchase plan	—	—	(74,523)	—	—	(74,523)
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	—	—	—	694,080	—	694,080
Translation adjustment	—	—	—	—	(31,965)	(31,965)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,174	—	—	—	—	(15,581)	(15,581)
Comprehensive income						646,534
Dividends declared ($2.12 per share)	—	—	—	(400,657)	—	(400,657)
Issuance of treasury stock related to equity awards	—	(61,139)	87,781	—	—	26,642
Stock compensation	—	56,391	—	—	—	56,391
Purchase of treasury stock related to equity awards	—	—	(16,655)	—	—	(16,655)
Reclassification under ASU 2016-16	—	—	—	(1,700)	—	(1,700)
Reclassification under ASU 2018-02	—	—	—	452	(452)	—
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	952,486	—	952,486
Translation adjustment	—	—	—	—	7,962	7,962
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,982	—	—	—	—	39,482	39,482
Comprehensive income						999,930
Dividends declared ($2.28 per share)	—	—	—	(434,044)	—	(434,044)
Issuance of treasury stock related to equity awards	—	(51,416)	78,538	—	—	27,122
Stock compensation	—	63,400	—	—	—	63,400
Purchase of treasury stock related to equity awards	—	—	(25,886)	—	—	(25,886)
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Operating Activities:
Net income	$952,486	$694,080	$709,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,921	64,798	59,895
Amortization	34,254	31,396	26,357
Gain on sale of property and equipment	(233)	(479)	(230)
Unrealized foreign currency losses	18,663	13,790	21,681
Deferred income taxes	(88,358)	38,978	(90,000)
Stock compensation expense	63,400	56,391	44,735
Realized (gains) losses on marketable securities	(799)	827	991
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(123,401)	7,290	(39,067)
Inventories	(170,169)	(57,737)	(7,504)
Other current and non-current assets	(86,073)	7,358	(21,608)
Accounts payable	26,192	40,628	(17,240)
Other current and non-current liabilities	36,660	(1,323)	5,627
Deferred revenue	(11,032)	(17,208)	(20,754)
Deferred costs	9,335	5,611	2,395
Income taxes payable	(34,297)	35,120	(13,443)
Net cash provided by operating activities	698,549	919,520	660,842

Investing activities:
Purchases of property and equipment	(118,031)	(155,755)	(139,696)
Proceeds from sale of property and equipment	529	1,600	361
Purchase of intangible assets	(2,377)	(4,600)	(12,232)
Purchase of marketable securities	(789,352)	(403,181)	(587,656)
Redemption of marketable securities	758,774	283,603	635,311
Acquisitions, net of cash acquired	(300,289)	(29,170)	(90,471)
Net cash used in investing activities	(450,746)	(307,503)	(194,383)

Financing activities:
Dividends	(417,264)	(296,148)	(382,976)
Proceeds from issuance of treasury stock related to equity awards	27,122	26,642	21,860
Purchase of treasury stock related to equity awards	(25,886)	(16,655)	(12,773)
Purchase of treasury stock under share repurchase plan	—	—	(74,523)
Net cash used in financing activities	(416,028)	(286,161)	(448,412)

Effect of exchange rate changes on cash and cash equivalents	(5,942)	(15,810)	26,716

Net (decrease) increase in cash, cash equivalents, and restricted cash	(174,167)	310,046	44,763
Cash, cash equivalents, and restricted cash at beginning of year	1,201,805	891,759	846,996
Cash, cash equivalents, and restricted cash at end of year	$1,027,638	$1,201,805	$891,759

See accompanying notes.

Garmin Ltd. And Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$160,286	$67,592	$106,146

Cash received during the year from income tax refunds	$6,063	$6,122	$3,806

Supplemental disclosure of non-cash investing and financing activities

Increase (decrease) in accrued capital expenditures related to purchases of property and equipment	$2,821	$(14,647)	$13,864

Change in marketable securities related to unrealized appreciation (depreciation)	$45,464	$(17,755)	$4,979

Fair value of assets acquired	$354,631	$31,920	$128,190
Liabilities assumed	(25,507)	(2,273)	(29,587)
Less: cash acquired	(28,835)	(477)	(8,132)
Cash paid for acquisitions, net of cash acquired	$300,289	$29,170	$90,471

See accompanying notes.

GARMIN LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share information)

December 28, 2019 and December 29, 2018

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2019, 2018, and 2017 each included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities.  The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $55,289 and $47,327 as of December 28, 2019 and December 29, 2018, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date.  Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date.  The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency losses recorded in results of operations were $16,799, $7,616, and $22,579, for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.  The loss in fiscal 2019 was primarily due to the USD strengthening against the Euro and weakening against the Taiwan Dollar, which was partially offset by the USD weakening against the British Pound Sterling. The loss in fiscal 2018 was due primarily to the USD strengthening against the Euro and British Pound Sterling, offset by the USD strengthening against the Taiwan Dollar. The loss in fiscal 2017 was due primarily to the USD weakening against the Taiwan Dollar, which was partially offset by the USD weakening against the Euro and British Pound Sterling.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding.  For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive share-based compensation awards has been reduced by the number of shares which could have been purchased from the proceeds of the exercise or release at the average market price of the Company’s stock during the period the awards were outstanding.  See Note 10 of the Notes to Consolidated Financial Statements.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, money market funds, deposits readily convertible to known amounts of cash, and securities with maturities of three months or less when purchased.  The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. Restricted cash is reported separately from cash and cash equivalents on the consolidated balance sheets. See Note 4 of the Notes to Consolidated Financial Statements for additional information on restricted cash.

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

The Company’s top ten customers have contributed between 21% and 24% of net sales annually since 2017.  None of the Company’s customers accounted for more than or equal to 10% of consolidated net sales in the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

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

	December 28, 2019	December 29, 2018
Raw materials	$260,070	$205,696
Work-in-process	133,157	96,564
Finished goods	359,681	259,580
Inventories	$752,908	$561,840

Property and Equipment

Property and equipment are recorded at cost and typically depreciated using the straight-line method over the following estimated useful lives:

Buildings and improvements	39-50
Office furniture and equipment	3-5
Manufacturing and engineering equipment	5-10
Vehicles	5

As required by the Property, Plant and Equipment topic of the FASB ASC (ASC Topic 360), the Company reviews property and equipment assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  That assessment is based on the carrying amount of the asset at the date it is tested for recoverability.  An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2019, 2018, or 2017.

Intangible Assets

At December 28, 2019, and December 29, 2018, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $432,296 and $330,532, respectively.  Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to ten years.  Accumulated amortization was $239,776 and $214,469 at December 28, 2019 and December 29, 2018, respectively. Amortization expense on these intangible assets was $26,225, $21,796, and $20,863 for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.  In the next five years, the amortization expense is estimated to be $25,654, $22,000, $19,290, $18,127, and $16,880, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $467,108 at December 28, 2019, and $301,017 at December 29, 2018.

	December 28, 2019	December 29, 2018
Goodwill balance at beginning of year	$301,017	$286,982
Acquisitions	171,773	16,768
Finalization of purchase price allocations, impairment charges, and effect of foreign currency translation	(5,682)	(2,733)
Goodwill balance at end of year	$467,108	$301,017

The Intangibles – Goodwill and Other topic of the FASB ASC (ASC Topic 350) requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be assessed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual impairment assessments of goodwill and indefinite-lived intangible assets, if any, in the fourth quarter of each year, as of the Company’s fiscal year end date. ASC Topic 350 allows management to first perform a qualitative assessment by assessing the qualitative factors of relevant events and circumstances at the reporting unit level to determine if it is necessary to perform the quantitative goodwill impairment test.  If factors indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative test will be performed. If the fair value of the reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit.  See the Recently Adopted Accounting Standards section below regarding the Company’s early adoption of ASU 2017-04.

Each of the Company’s operating segments (auto PND, auto OEM, aviation, fitness, marine, and outdoor) represents a distinct reporting unit.  The auto PND market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s auto PND reporting unit. Considering these qualitative factors, management performed a  quantitative impairment test of the auto PND reporting unit in the fourth quarter of 2019 and determined that the fair value of the reporting unit was substantially in excess of its carrying amount.  However, considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, management believes some or all of the approximately $80 million of goodwill associated with the Company’s auto PND reporting unit is at risk of future impairment.

Management also performed a quantitative impairment test of the Auto OEM reporting unit in the fourth quarter of 2019 and concluded that the fair value of the reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment charge of approximately $3 million, which was the total goodwill balance associated with the auto OEM reporting unit.  The impairment charge was not material to the Company’s Consolidated Financial Statements.

Management concluded that no other reporting units are currently at risk of impairment, and the Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2019, 2018, or 2017.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 34 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s Consolidated Balance Sheets as a right-of-use asset or lease liability.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 7, 2019, the shareholders approved a dividend of $2.28 per share (of which, $1.14 was paid in the Company’s 2019 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 28, 2019	June 17, 2019	$0.57
September 30, 2019	September 16, 2019	$0.57
December 31, 2019	December 16, 2019	$0.57
March 31, 2020	March 16, 2020	$0.57

The Company paid dividends in 2019 in the amount of $417,264, which included four dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

Approximately $61,129 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan as of December 28, 2019 and December 29, 2018.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 28, 2019. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.  At December 28, 2019, cumulative unrealized gains of $585 were reported in accumulated other comprehensive income, net of related taxes. At December 29, 2018, cumulative unrealized net losses of $38,897 were reported in accumulated other comprehensive income, net of related taxes.

Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other-than-temporary.  The Company recognizes the credit component of other-than-temporary impairments of debt securities within Other income (expense) on the Company’s Consolidated Statements of Income and the noncredit component within Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.

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

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security.  Such amortization and realized gains/losses are recorded within Interest income and Other income (expense), respectively, on the Company’s Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic Income Taxes.  The Company recognizes liabilities based on our estimate of whether, and the extent to which, additional taxes will be due.  If payment of these amounts ultimately proves not to be required, the reversal of the liabilities results in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.  If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Income taxes are discussed in detail in Note 6 of the Notes to Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration the Company expects to be entitled to for the related products or services.   For the large majority of the Company’s sales, transfer of control occurs once product has shipped and title and risk of loss have transferred to the customer. The Company offers certain tangible products with ongoing services promised over a period of time, typically the useful life of the related tangible product. When such services have been identified as both capable of being distinct and separately identifiable from the related tangible product, the associated revenue allocated to such services is recognized over time.  The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time.  These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with map updates and server-based traffic services. In addition, we provide map update services (map care) over a contractual period in certain hardware and software contracts with original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for map updates, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of map updates, map care, and traffic performance obligations. The revenue and associated costs allocated to map updates, map care, and/or the server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the estimated map care period in OEM contracts of 3-10 years as we believe our efforts related to providing these services are spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including mobile applications, incremental navigation and communication service subscriptions, aviation database subscriptions, and extended warranties that are recognized over the contractual service period (typically 1-3 years).

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

Deferred Revenues and Costs

At December 28, 2019 and December 29, 2018, the Company had deferred revenues totaling $161,891 and $172,938, respectively, and related deferred costs totaling $48,598 and $57,935, respectively.

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

Product Warranty

The Company accrues for estimated future warranty costs at the time products are sold.  The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged, or is defective.  The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale.  The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation.  The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions.  To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, which may result in decreased gross profit.  The following reconciliation provides an illustration of changes in the aggregate warranty accrual:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Balance - beginning of period	$38,276	$36,827	$37,233
Accrual for products sold (1)	58,092	59,374	56,360
Expenditures	(56,610)	(57,925)	(56,766)
Balance - end of period	$39,758	$38,276	$36,827

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold during the period’ line.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $164,456, $155,394, and $164,693 for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $605,366, $567,805, and $511,634 for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as Research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Consolidated Balance Sheets within Prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within Other assets if expected to be received beyond one year. Such capitalized costs were approximately $24,267 as of December 28, 2019, and there were no such capitalized costs as of December 29, 2018.

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

Software Development Costs

The FASB ASC topic entitled Software requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers.  The Company’s capitalized software development costs are not significant, as the time elapsed from working model to release is typically short.  As required by the Research and Development topic of the FASB ASC, costs incurred to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

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

Excess tax benefits or deficiencies from stock-based compensation are recognized in the income tax provision and are not estimated in the effective tax rate, rather, are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock-based compensation arrangements are classified as a cash flow from operations.

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

The Company adopted the new lease standard as of the beginning of the 2019 fiscal year using the optional transition method. The Company did not have a cumulative effect adjustment to retained earnings as a result of adopting the new lease standard and does not expect the new lease standard to have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows in future periods. The Company elected the package of transitional practical expedients upon adoption which, among other provisions, allowed the Company to carry forward historical lease classification. See Note 14 – Leases for additional information regarding leases.

Intangible – Goodwill and Other

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangible – Goodwill and Other (Topic 350): Simplify the Test for Goodwill Impairment (“ASU 2017-04”) which simplifies the accounting for goodwill impairment. ASU 2017-04 removes “step two” of the goodwill impairment test, such that a goodwill impairment charge will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 should be applied prospectively and is effective for fiscal years, or any goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 in the fourth quarter of the year ended December 28, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes previous revenue recognition guidance. The FASB issued several updates amending or relating to ASU 2014-09 (collectively, the “new revenue standard”).  The Company adopted the new revenue standard in the 2018 fiscal year using the full retrospective method, which requires the Company to restate each prior reporting period presented in future financial statement issuances. The impacts of adopting the new revenue standard relate to our accounting for certain arrangements within the auto segment.

A portion of the Company’s auto segment contracts had historically been accounted for under Accounting Standards Codification (ASC) Topic 985-605 Software-Revenue Recognition (Topic 985-605). Under Topic 985-605, the Company deferred revenue and associated costs of all elements of multiple-element software arrangements if vendor-specific objective evidence of fair value (VSOE) could not be established for an undelivered element (e.g. map updates). In applying the new revenue standard to certain contracts that include both software licenses and map updates, we now recognize the portion of revenue and costs related to the software license at the time of delivery rather than ratably over the map update period.

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

Summarized financial information depicting the impact of the new revenue standard is presented below.  The Company’s historical net cash flows provided by or used in operating, investing, and financing activities were not impacted by adoption of the new revenue standard.

	December 30, 2017			December 31, 2016
	As reported	Restated (1)	Impact	As reported	Restated (1)	Impact
Current assets:
Deferred costs	$48,312	$30,525	$(17,787)	$47,395	$34,665	$(12,730)
Total current assets	2,363,925	2,346,138	(17,787)	2,263,016	2,250,286	(12,730)
Deferred income taxes	199,343	195,981	(3,362)	110,293	107,655	(2,638)
Noncurrent deferred costs	73,851	33,029	(40,822)	56,151	30,934	(25,217)
Total assets	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)
Current liabilities:
Deferred revenue	139,681	103,140	(36,541)	146,564	118,496	(28,068)
Total current liabilities	828,656	792,115	(36,541)	782,735	754,667	(28,068)
Deferred income taxes	75,215	76,612	1,397	61,220	62,617	1,397
Non-current deferred revenue	163,840	87,060	(76,780)	140,407	91,238	(49,169)
Retained earnings	2,368,874	2,418,444	49,570	2,056,702	2,092,221	35,519
Accumulated other comprehensive income	56,045	56,428	383	(36,761)	(37,024)	(263)
Total stockholders’ equity	3,802,466	3,852,419	49,953	3,418,003	3,453,259	35,256
Total liabilities and stockholders’ equity	$5,010,260	$4,948,289	$(61,971)	$4,525,133	$4,484,549	$(40,584)

	52-Weeks Ended December 30, 2017			53-Weeks Ended December 31, 2016
	As reported	Restated (1)	Impact	As reported	Restated (1)	Impact
Net sales	$3,087,004	$3,121,560	$34,556	$3,018,665	$3,045,797	$27,132
Gross profit	1,783,164	1,797,941	14,777	1,679,570	1,688,525	8,955
Operating income	668,860	683,637	14,777	623,909	632,864	8,955
Income tax (benefit) provision	(12,661)	(11,936)	725	118,856	120,901	2,045
Net income	$694,955	$709,007	$14,052	$510,814	$517,724	$6,910
Diluted net income per share	$3.68	$3.76	$0.08	$2.70	$2.73	$0.03

(1)

The Restated results above were presented in our fiscal year 2018 Annual Report on Form 10-K filed with the SEC on February 20, 2019, in connection with the Company’s adoption of ASC Topic 606 in fiscal year 2018 using the full retrospective method.

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

Available-for-sale securities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 28, 2019
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$15,179	$—	$15,179	$—
Agency securities	64,675	—	64,675	—
Mortgage-backed securities	254,022	—	254,022	—
Corporate securities	985,650	—	985,650	—
Municipal securities	164,755	—	164,755	—
Other	97,657	—	97,657	—
Total	$1,581,938	$—	$1,581,938	$—

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$22,128	$—	$22,128	$—
Agency securities	59,116	—	59,116	—
Mortgage-backed securities	135,865	—	135,865	—
Corporate securities	980,524	—	980,524	—
Municipal securities	173,137	—	173,137	—
Other	142,342	—	142,342	—
Total	$1,513,112	$—	$1,513,112	$—

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 28, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$15,204	$5	$(30)	$15,179
Agency securities	64,582	120	(27)	64,675
Mortgage-backed securities	256,417	90	(2,485)	254,022
Corporate securities	980,590	8,806	(3,746)	985,650
Municipal securities	163,898	1,092	(235)	164,755
Other	98,246	111	(700)	97,657
Total	$1,578,937	$10,224	$(7,223)	$1,581,938

	Available-For-Sale Securities as of December 29, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$22,485	$—	$(357)	$22,128
Agency securities	60,088	28	(1,000)	59,116
Mortgage-backed securities	142,176	1	(6,312)	135,865
Corporate securities	1,010,590	33	(30,099)	980,524
Municipal securities	175,630	73	(2,566)	173,137
Other	144,606	0	(2,264)	142,342
Total	$1,555,575	$135	$(42,598)	$1,513,112

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

The Company recognizes the credit component of other-than-temporary impairments of debt securities within Other income (expense) on the Company’s Consolidated Statements of Income and the noncredit component within Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.  During 2019 and 2018, the Company did not record any material impairment charges on its outstanding securities.

The amortized cost and fair value of the securities at an unrealized loss position at December 28, 2019 were $611,732 and $604,509 respectively. Approximately 42% of securities in our portfolio were at an unrealized loss position at December 28, 2019.  We have the ability to hold these securities until maturity or their value is recovered. We do not consider these unrealized losses to be other than temporary credit losses because there has been no material deterioration in credit quality and no change in the cash flows of the underlying securities. We do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities; therefore, no material impairment has been recorded in the accompanying consolidated statement of income.

The cost of securities sold is based on the specific identification method.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 28, 2019 and December 29, 2018.

	As of December 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(30)	$13,087
Agency securities	(16)	20,808	(11)	20,812
Mortgage-backed securities	(745)	79,007	(1,740)	86,392
Corporate securities	(1,585)	183,691	(2,161)	100,926
Municipal securities	(218)	34,165	(17)	9,522
Other	(410)	34,540	(290)	21,559
Total	$(2,974)	$352,211	$(4,249)	$252,298

	As of December 29, 2018
	Less than 12 Consecutive Months		12 Consecutive Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$3,975	$(354)	$18,153
Agency securities	(5)	4,656	(995)	40,508
Mortgage-backed securities	(1)	361	(6,311)	135,323
Corporate securities	(4,028)	323,633	(26,071)	640,439
Municipal securities	(454)	38,371	(2,112)	118,362
Other	(102)	8,015	(2,162)	114,120
Total	$(4,593)	$379,011	$(38,005)	$1,066,905

The amortized cost and fair value of marketable securities at December 28, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$376,222	$376,463
Due after one year through five years	1,043,626	1,047,849
Due after five years through ten years	155,415	154,045
Due after ten years	3,674	3,581
	$1,578,937	$1,581,938

4. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business.  The aggregate amount of purchase orders and other commitments open as of December 28, 2019 was approximately $586,300. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are generally based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time.

Certain cash balances are held as collateral in relation to bank guarantees.  The total amount of restricted cash was $71 and $73 on December 28, 2019 and December 29, 2018, respectively.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 28, 2019. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

5. Employee Benefit Plans

GII and the Company’s other U.S.-based subsidiaries sponsor a defined contribution employee retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 28, 2019, December 29, 2018, and December 30, 2017, expense related to this and other defined contribution plans of $55,456, $52,232, and $43,826, respectively, was recorded within the Company’s Consolidated Statements of Income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans for which contributions are calculated by formulas that consider final pensionable salaries. The obligations, contributions, and associated expense of such plans for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 were not material.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Federal:
Current	$32,874	$26,784	$31,343
Deferred	20,388	13,249	50,724
	$53,262	$40,033	$82,067
State:
Current	$12,605	$13,015	$4,203
Deferred	831	(1,599)	11,684
	$13,436	$11,416	$15,887
Foreign:
Current	$77,594	$53,625	$43,688
Deferred	(109,556)	24,093	(153,578)
	$(31,962)	$77,718	$(109,890)
Total	$34,736	$129,167	$(11,936)

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Federal income tax expense at U.S. statutory rate	$207,317	$172,882	$243,975
State income tax expense, net of federal tax effect	7,827	5,339	5,977
Foreign-Derived Intangible Income Deduction	(4,966)	(4,666)	—
Foreign tax rate differential	(57,302)	(38,563)	(106,763)
Other foreign taxes less incentives and credits	6,360	(12,841)	(4,646)
Withholding Tax	32,162	33,306	14,632
Net Change in Uncertain Tax Positions	(17,259)	(13,728)	5,363
Federal Domestic Production Activities Deduction	—	—	(3,895)
Federal Research and Development Credit	(19,338)	(16,562)	(10,851)
Share Based Compensation	(6,169)	(2,747)	19,916
Switzerland Corporate Tax Election	—	—	(180,034)
Switzerland Deferred Tax Assets	(117,989)	—	—
Other, net	4,093	6,747	4,390
Income tax expense (benefit)	$34,736	$129,167	$(11,936)

The Company recorded income tax expense of $34,736 in the year ended December 28, 2019, which included an income tax benefit of $117,989 related to the revaluation and step-up of certain Switzerland tax assets as a result of the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures. The Company recorded an income tax benefit of $11,936 in the year ended December 30, 2017, which included an income tax benefit of $180,034 primarily related to the revaluation of certain Switzerland deferred tax assets resulting from the Company’s election in the first quarter of 2017 to align certain Switzerland corporate tax positions with international tax initiatives.

The Company’s statutory federal income tax rate in Switzerland, the Company's place of incorporation since the Redomestication, is 7.83%. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2019 as presented above, the amounts related to tax at the statutory rate would be approximately $130,000 lower, or $77,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $73,000.  For 2018, the amounts related to tax at the statutory rate would be approximately $108,000 lower, or $65,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $65,000.  For 2017, the amount related to tax at the statutory rate would be approximately $186,000 lower, or $53,600, and the foreign tax differential would be reduced by a similar amount to approximately $77,000.  All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $606,711, $532,657, and $461,436, for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

Income taxes of $35,982, $36,800, and $45,534 at December 28, 2019, December 29, 2018, and December 30, 2017, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Product warranty accruals	$2,652	$2,468
Allowance for doubtful accounts	3,981	3,964
Inventory reserves	7,187	6,023
Sales program allowances	1,185	1,657
Reserve for sales returns	1,732	1,368
Accrued vacation	9,079	8,179
Other accruals	4,320	3,083
Share based compensation	7,501	6,744
Tax credit carryforwards	11,164	9,697
Intangible assets	250,313	147,674
Net operating losses	1,981	3,580
Benefit related to uncertain tax positions	6,095	5,852
Operating leases	12,711	253
Other	1,755	4,543
Valuation allowance related to loss carryforward and tax credits	(4,562)	(4,568)
	$317,094	$200,517
Deferred tax liabilities:
Fixed assets	33,754	17,543
Operating leases	12,473	—
Prepaid expenses	1,849	2,257
Book basis in excess of tax basis for acquired entities	22,488	14,068
Withholding tax	91,966	79,660
Other	800	2,974
	163,330	116,502
Net deferred tax assets	$153,764	$84,015

Deferred tax assets related to intangible assets increased as of December 28, 2019 as compared to December 29, 2018 by $102,639 primarily related to the revaluation and step-up of certain Switzerland tax assets as a result of the enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures.

At December 28, 2019, the Company had $11,164 of tax credit carryover compared to $9,697 at December 29, 2018. At December 28, 2019, the Company had a deferred tax asset of $1,981 related to the future tax benefit of net operating loss (NOL) carryforwards of $7,895. Included in the NOL carryforwards is $880 that relates to Finland and expires in varying amounts between 2025 and 2028, $607 that relates to the Netherlands and expires in 2026, and $6,408 that relates to various other jurisdictions and has no expiration date.  The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized.  In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits, primarily related to transfer pricing, as of December 28, 2019 was $101,251.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 28, 2019, December 29, 2018, and December 30, 2017 is as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
Balance beginning of year	$118,287	$130,798	$115,090
Additions based on tax positions related to prior years	398	1,138	8,564
Reductions based on tax positions related to prior years	(6,556)	(5,340)	(983)
Additions based on tax positions related to current period	13,806	19,368	26,295
Reductions related to settlements with tax authorities	(218)	(527)	—
Expiration of statute of limitations	(24,466)	(27,150)	(18,168)
Balance at end of year	$101,251	$118,287	$130,798

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date.  The balance of net unrecognized benefits of $92,056, $114,682, and $127,306 are required to be classified as noncurrent at December 28, 2019, December 29, 2018, and December 30, 2017, respectively.  The balance of net unrecognized tax benefits of $5,816 is classified as a current liability at December 28, 2019. None of the unrecognized tax benefits were classified as current liabilities for the years ending December 29, 2018 or December 30, 2017. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense.  At December 28, 2019, December 29, 2018, and December 30, 2017, the Company had accrued approximately $7,636, $6,613, and $5,605, respectively, for interest.  The interest component of the reserve increased income tax expense for the years ending December 28, 2019, December 29, 2018, and December 30, 2017, by $1,023, $1,008, and $1,704, respectively.  The Company did not have material amounts accrued for penalties for the years ending December 28, 2019, December 29, 2018, and December 30, 2017.

The Company files income tax returns in Switzerland, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2015, 2014, 2017, and 2016, respectively.

The Company recognized a reduction of income tax expense of $26,158, $27,106, and $17,918 in fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $25,000 to $40,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations.  This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 28, 2019		December 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,027,567	$1,027,567	$1,201,732	$1,201,732
Restricted cash	$71	$71	$73	$73
Marketable securities	$1,581,938	$1,581,938	$1,513,112	$1,513,112

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

The products of the Company’s reportable segments are sold through the Company’s network of independent dealers and distributors as well as through OEMs.  However, the nature of products and types of customers for the five reportable segments vary. All of the Company’s segments include portable global positioning system (GPS) receivers and accessories sold to retail outlets. These products are produced primarily by the Company’s subsidiary in Taiwan.  The Company’s aviation products include portable and panel mount avionics for Visual Flight Rules and Instrument Flight Rules navigation and are sold primarily to aviation dealers and certain aircraft manufacturers.

The Company’s Chief Executive Officer, who has been identified as the CODM, uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no inter-segment sales or transfers.

The Company’s reportable segments share many common resources, infrastructures and assets in the normal course of business.  Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

In the first quarter of fiscal 2019, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined, endeavoring to provide the Company’s CODM with a more meaningful representation of segment profit or loss in light of the evolution of its segments.  The Company’s composition of operating segments and reportable segments did not change. Prior year amounts are presented here as they were originally reported, as it is not practicable to accurately restate prior period activity in accordance with the refined allocation methodology. For comparative purposes, we estimate operating income for the 52-weeks ended December 29, 2018 would have been approximately $18 million less for the aviation segment, approximately $11 million more for the marine segment, approximately $7 million more for the outdoor segment, and not significantly different for the auto and fitness segments. We estimate operating income for the 52-weeks ended December 30, 2017 would have been approximately $14 million less for the aviation segment, approximately $8 million less for the fitness segment, approximately $8 million more for the marine segment, and approximately $7 million more for each of the outdoor and auto segments.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Fitness	Outdoor	Aviation	Auto	Marine	Total
52-Weeks Ended December 28, 2019
Net sales	$1,047,527	$917,567	$735,458	$548,103	$508,850	$3,757,505
Gross profit	532,604	598,443	543,385	256,595	302,949	2,233,976
Operating income	191,858	334,041	252,943	56,868	109,876	945,586

52-Weeks Ended December 29, 2018
Net sales	$858,329	$809,883	$603,459	$634,213	$441,560	$3,347,444
Gross profit	471,764	528,254	450,152	270,793	258,756	1,979,719
Operating income	181,745	290,510	204,746	37,998	63,344	778,343

52-Weeks Ended December 30, 2017
Net sales	$762,194	$698,867	$501,359	$785,139	$374,001	$3,121,560
Gross profit	422,636	448,410	371,605	342,698	212,592	1,797,941
Operating income	146,765	249,867	153,933	82,744	50,328	683,637

Net sales, property and equipment, and net assets by geographic area are as shown below for the years ended December 28, 2019, December 29, 2018, and December 30, 2017.  Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 28, 2019
Net sales to external customers (1)	$1,817,770	$1,350,533	$589,202	$3,757,505
Property and equipment, net	435,503	65,323	228,095	728,921
Net assets (2)	3,074,155	714,602	1,004,739	4,793,496

December 29, 2018
Net sales to external customers (1)	$1,596,716	$1,204,969	$545,759	$3,347,444
Property and equipment, net	408,992	45,571	208,964	663,527
Net assets (2)	2,726,196	441,506	995,272	4,162,974

December 30, 2017
Net sales to external customers (1)	$1,504,194	$1,172,538	$444,828	$3,121,560
Property and equipment, net	381,974	40,318	173,392	595,684
Net assets (2)	2,375,522	493,999	982,898	3,852,419

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2019, 2018, and 2017, 8,016, 10,376, and 10,432 RSUs were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000.  Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.  RSUs granted prior to December 10, 2012 vested evenly over a period of five years, while RSUs granted on and after that date vested or are vesting evenly over a period of three years.  In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals.  During 2019, 2018, and 2017, 786,346, 1,040,001, and 1,044,045 RSUs were granted under the 2005 Plan.  No SARs were granted under the 2005 Plan in 2019, 2018, or 2017.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised.  The Company did not grant any stock awards from the 2000 Plan in 2019, 2018, or 2017.

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

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, the 2000 Plan and the 2000 Directors Plan for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 is provided below:

	Stock Options and SARs
	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 31, 2016	$74.48	2,737
Granted		—
Exercised	$50.15	(397)
Forfeited/Expired	$84.57	(1,948)
Outstanding at December 30, 2017	$48.94	392
Granted		—
Exercised	$48.16	(304)
Forfeited/Expired	$83.01	(2)
Outstanding at December 29, 2018	$50.92	86
Granted		—
Exercised	$49.07	(20)
Forfeited/Expired		—
Outstanding at December 28, 2019	$51.46	66

Exercisable at December 28, 2019	$51.46	66
Expected to vest after December 28, 2019		—

Stock Options and SARs as of December 28, 2019
Exercise Price	Awards Outstanding	Remaining Life (Years)	Awards Exercisable
	(In Thousands)		(In Thousands)
$18.00 - $40.00	—	—	—
$40.01 - $60.00	66	4.67	66
$60.01 - $80.00	—	—	—
$80.01 - $100.00	—	—	—
$100.01 - $120.00	—	—	—
$120.01 - $140.00	—	—	—
	66	4.67	66

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 31, 2016	$38.94	1,824
Granted	$51.71	1,055
Released/Vested	$39.31	(763)
Cancelled	$40.40	(54)
Outstanding at December 30, 2017	$45.30	2,062
Granted	$58.66	1,050
Released/Vested	$42.55	(961)
Cancelled	$47.91	(52)
Outstanding at December 29, 2018	$53.17	2,099
Granted	$85.93	794
Released/Vested	$50.02	(1,053)
Cancelled	$58.62	(61)
Outstanding at December 28, 2019	$69.47	1,779

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 28, 2019 were 4.67 years.  The weighted-average remaining contract life of restricted stock units at December 28, 2019 was 1.19 years.

The total fair value of awards vested during 2019, 2018, and 2017, was $52,780, $41,092, and $30,280, respectively.  The aggregate intrinsic values of options and SARs outstanding and exercisable at December 28, 2019 were $3,122. The aggregate intrinsic values of options and SARs exercised during 2019, 2018, and 2017 were $952, $4,452, and $3,742, respectively.  The aggregate intrinsic value of RSUs outstanding at December 28, 2019 was $175,269.  The aggregate intrinsic values of RSUs released during 2019, 2018, and 2017 were $103,702, $60,361, and $45,424, respectively.  Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period.  Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period.  The Company’s closing stock price was $98.52 on December 28, 2019 (based on the closing stock price on December 27, 2019). As of December 28, 2019, there was $80,613 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 8,000,000 shares of common stock have been reserved for the ESPP. Shares will be offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  During 2019, 2018, and 2017, 451,625, 463,066, and 489,267 shares, respectively, were purchased under the plan for a total purchase price of $27,048, $23,709, and $20,996, respectively.  During 2019, 2018, and 2017, the purchases were issued from treasury shares.  At December 28, 2019, approximately 2,055,655 shares were available for future issuance.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Numerator:
Numerator for basic and diluted net income per share - net income	$952,486	$694,080	$709,007

Denominator:
Denominator for basic net income per share – weighted-average common shares	189,931	188,635	187,828

Effect of dilutive securities – employee stock options and stock appreciation rights	968	1,099	904

Denominator for diluted net income per share – adjusted weighted-average common shares	190,899	189,734	188,732

Basic net income per share	$5.01	$3.68	$3.77

Diluted net income per share	$4.99	$3.66	$3.76

There were 297,995 and 1,175,728 outstanding stock options, stock appreciation rights, and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the 2019 and 2017 fiscal years, respectively, because the effect would have been anti-dilutive. There were no equity awards excluded from the computation of diluted earnings per share for the 2018 fiscal year because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016.  In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares.  Under the plan, the Company repurchased 0 shares in fiscal 2019 and fiscal 2018, and repurchased 1,474,092 shares using cash of $74,523 in fiscal 2017.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 28, 2019:

	Foreign Currency Translation Adjustment	Net unrealized gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$47,327	$(38,897)	$8,430
Other comprehensive income before reclassification, net of income tax expense of $5,982	7,962	40,228	48,190
Amounts reclassified from accumulated other comprehensive income	—	(746)	(746)
Net current-period other comprehensive income	7,962	39,482	47,444
Balance - end of period	$55,289	$585	$55,874

The following provides required disclosure of reporting reclassifications out of AOCI for the year ended December 28, 2019:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on available-for-sale securities	$799	Other income (expense)
	(53)	Income tax benefit (provision)
	$746	Net of tax

13. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 8 – Segment Information.  The Company has identified six major product categories – auto PND, and auto OEM, aviation, fitness, marine, and outdoor.  Note 8 also contains disaggregated revenue information of the aviation, fitness, marine, and outdoor major product categories. Auto segment revenue presented in Note 8 is comprised of the auto PND and auto OEM major product categories as depicted below.

	Auto Revenue by Major Product Category
	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Auto PND	67%	67%	69%
Auto OEM	33%	33%	31%

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

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Point in time	$3,577,715	$3,176,949	$2,954,945
Over time	179,790	170,495	166,615
Net sales	$3,757,505	$3,347,444	$3,121,560

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week periods ending December 28, 2019 and December 29, 2018, are presented below:

	Fiscal Year Ended
	December 28, 2019		December 29, 2018
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$172,938	$57,935	$190,200	$63,554
Deferrals in period	168,743	25,751	153,233	36,297
Recognition of deferrals in period	(179,790)	(35,088)	(170,495)	(41,916)
Balance, end of period	$161,891	$48,598	$172,938	$57,935

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Consolidated Balance Sheets
(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Consolidated Balance Sheets

Of the $179,790 of deferred revenue recognized in the 52-weeks ended December 28, 2019, $95,009 was deferred as of the beginning of the period. Of the $170,495 of deferred revenue recognized in the 52-weeks ended December 29, 2018, $105,924 was deferred as of the beginning of the period.

Of the $161,891 and $172,938 of deferred revenue at the end of the periods, December 28, 2019 and December 29, 2018, respectively, approximately two-thirds is recognized ratably over a period of three years or less.

14. Leases

The following table represents lease costs recognized in the Company’s Consolidated Statements of Income for the 52-weeks ended December 28, 2019. Lease costs are included in Selling, general and administrative expense and Research and development expense on the Company’s Condensed Consolidated Statements of Income.

Fiscal Year Ended
December 28, 2019
Operating lease cost (1)	$25,238

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

Prior to the adoption of the new lease standard, lease expense for the years ended December 29, 2018 and December 30, 2017 were $21,096 and $18,915, respectively.

The following table represents the components of leases that are recognized on the Company’s Consolidated Balance Sheets as of December 28, 2019.

December 28, 2019
Operating lease right-of-use assets	$63,589

Other accrued expenses	$14,762
Noncurrent operating lease liabilities	49,238
Total lease liabilities	$64,000

Weighted average remaining lease term	5.7 years
Weighted average discount rate	4.1%

The following table represents the maturity of lease liabilities.

Year	Amount
2020	$17,626
2021	14,565
2022	10,683
2023	9,768
2024	7,258
Thereafter	13,264
Total	73,164
Less: imputed interest	(9,164)
Present value of lease liabilities	64,000

As of December 28, 2019, the Company has entered into leases that have not yet commenced with future lease payments of $23,966, the majority of which relates to a manufacturing facility lease in Poland. These leases will commence in fiscal year 2020 with lease terms ranging from 5 to 10 years.

As of December 29, 2018, prior to the Company’s adoption of Topic 842, future minimum lease payments were as follows:

Year	Amount
2019	$17,170
2020	13,961
2021	10,559
2022	7,290
2023	6,947
Thereafter	13,910
Total	$69,837

The following table presents supplemental cash flow and noncash information related to leases.

Fiscal Year Ended
December 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities(2)	$18,636
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,248

(2) Included in Net cash provided by operating activities on the Company's Statements of Cash Flows

15. Selected Quarterly Information (Unaudited)

	52-Weeks Ended December 28, 2019
	Quarter Ending
	March 30	June 29	September 28	December 28
Net sales	$766,050	$954,840	$934,383	$1,102,233
Gross profit	451,698	575,365	567,458	639,456
Net income	140,173	223,656	227,866	360,792
Basic net income per share	$0.74	$1.18	$1.20	$1.90
Diluted net income per share	$0.74	$1.17	$1.19	$1.89

	52-Weeks Ended December 29, 2018
	Quarter Ending
	March 31	June 30	September 29	December 29
Net sales	$710,872	$894,452	$810,011	$932,108
Gross profit	426,535	523,270	480,747	549,166
Net income	129,374	190,342	184,214	190,150
Basic net income per share	$0.69	$1.01	$0.98	$1.01
Diluted net income per share	$0.68	$1.00	$0.97	$1.00

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results, and the table may not foot due to rounding.

16. Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides new guidance on assessment of expected credit losses of certain financial instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.

Receivables – Nonrefundable Fees and Other Costs

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. Callable debt securities held at a discount continue to be amortized to maturity. ASU 2017-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted.  The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.

17. Subsequent Events

In February 2020, the Company initiated a transaction, including a multi-year intercompany license agreement, between wholly-owned subsidiaries to migrate ownership of certain intellectual property from Switzerland to the United States. The expected impact of this subsequent event was considered when determining the carrying value associated with the revaluation and step-up of certain Switzerland tax assets, which was recorded by the Company in fiscal 2019 as a result of the enactment of Switzerland federal and Schaffhausen cantonal tax reform.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 28, 2019.

We acquired Tacx on April 1, 2019, and excluded it from our assessment of the effectiveness of internal control over financial reporting as of December 28, 2019. Total assets, excluding the net identifiable intangible assets and goodwill, and Net sales of Tacx represent 1.3% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2019.Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 28, 2019, as stated in their report which is included herein. That attestation report appears below.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tacx, which was acquired on April 1, 2019 and is included in the 2019 consolidated financial statements of the Company and constituted 1.3% of total assets, excluding net identifiable intangible assets and goodwill, as of December 28, 2019 and 1.7% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tacx.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

February 19, 2020

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 5, 2020 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2019.

(a)	Directors of the Company

The information set forth in response to Item 401 of Regulation S-K under the headings “Proposal 5 – Re-election of six directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(b)	Executive Officers of the Company

The information set forth in response to Item 401 of Regulation S-K under the heading “Information about our Executive Officers” in Part I of this Form 10-K is incorporated herein by reference in partial response to this Item 10.

(c)	Delinquent Section 16(a) Reports

The information set forth in response to Item 405 of Regulation S-K under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

(d)	Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 402 of Regulation S-K under the heading “Board Meetings and Standing Committee Meetings - Audit Committee” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

The Audit Committee consists of Joseph J. Hartnett, Charles W. Peffer and Catherine A. Lewis. Mr. Peffer serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the Nasdaq Marketplace Rules. Garmin’s Board of Directors has determined that Mr. Hartnett, Ms. Lewis, and Mr. Peffer are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Proposal 5 - Re-election of six directors – Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Proposal 5 -Re-election of six directors – Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

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

Equity Compensation Plan Information

The following table gives information as of December 28, 2019 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon outstanding options, exercise of warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,845,357	$51.46	5,644,343
Equity compensation plans not approved by shareholders	—	—	—
Total	1,845,357	$51.46	5,644,343

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

The information set forth in response to Item 404 of Regulation S-K under the heading “Proposal 5 – Re-election of six directors - Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the headings “Proposal 5 – Re-election of six directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

Item 14.	Principal Accounting Fees and Services

The information set forth under the headings “Audit Matters -- Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

(a)List of Documents filed as part of this Report

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

(3)	Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Association of Garmin Ltd., as amended and restated on June 8, 2018. (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

3.2

Organizational Regulations of Garmin Ltd., as amended on October 25, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No.1 to Current Report on Form 8-K/A filed on November 21, 2019).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Garmin Ltd. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed December 6, 2000 (Commission File No. 333-45514)).

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

10.60

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).

10.61

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).

10.62

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantee grantees who are not executive officers (incorporated by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).

10.63

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

10.64

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

10.65	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).

10.66	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included in signature page)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(b)Exhibits

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 28, 2019:
Deducted from asset accounts
Allowance for doubtful accounts	$5,487	$2,029	$—	$(762)	$6,754
Valuation allowance - Deferred Tax Asset	4,568	1,556	—	(1,562)	4,562
Total	$10,055	$3,585	$—	$(2,324)	$11,316

Year Ended December 29, 2018:
Deducted from asset accounts
Allowance for doubtful accounts	$4,168	$2,123	$—	$(804)	$5,487
Valuation allowance - Deferred Tax Asset	7,267	1,186	—	(3,885)	4,568
Total	$11,435	$3,309	$—	$(4,689)	$10,055

Year Ended December 30, 2017:
Deducted from asset accounts
Allowance for doubtful accounts (1)	$14,669	$1,021	$—	$(11,522)	$4,168
Valuation allowance - Deferred Tax Asset	4,622	3,077	—	(432)	7,267
Total	$19,291	$4,098	$—	$(11,954)	$11,435

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

Dated: February 19, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

/s/ Clifton A. Pemble
Clifton A Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Jonathan C. Burrell
Min H. Kao	Jonathan C. Burrell
Executive Chairman	Director

/s/ Joseph J. Hartnett	/s/ Catherine A. Lewis
Joseph J. Hartnett	Catherine A. Lewis
Director	Director

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2019 Form 10-K Annual Report

Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)