Form 10-Q
period 2020-03-28
GARMIN LTD
filed 2020-04-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

or

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of April 24, 2020

Registered Shares, CHF 0.10 par value:  191,017,846 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 28, 2020

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,048,604	$1,027,567
Marketable securities	391,646	376,463
Accounts receivable, net	500,242	706,763
Inventories	790,180	752,908
Deferred costs	23,650	25,105
Prepaid expenses and other current assets	174,564	169,044
Total current assets	2,928,886	3,057,850

Property and equipment, net	754,549	728,921
Operating lease right-of-use assets	66,497	63,589

Restricted cash	283	71
Marketable securities	1,199,613	1,205,475
Deferred income taxes	263,687	268,518
Noncurrent deferred costs	21,436	23,493
Intangible assets, net	658,777	659,629
Other assets	160,265	159,253
Total assets	$6,053,993	$6,166,799

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$200,281	$240,831
Salaries and benefits payable	110,611	128,426
Accrued warranty costs	39,368	39,758
Accrued sales program costs	58,678	112,578
Deferred revenue	89,817	94,562
Accrued royalty costs	5,259	15,401
Accrued advertising expense	19,752	35,142
Other accrued expenses	94,760	95,060
Income taxes payable	54,466	56,913
Dividend payable	108,880	217,262
Total current liabilities	781,872	1,035,933

Deferred income taxes	117,792	114,754
Noncurrent income taxes	104,853	105,771
Noncurrent deferred revenue	61,992	67,329
Noncurrent operating lease liabilities	52,834	49,238
Other liabilities	250	278

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 191,017 shares outstanding at March 28, 2020 and 190,686 shares outstanding at December 28, 2019	17,979	17,979
Additional paid-in capital	1,830,052	1,835,622
Treasury stock	(335,491)	(345,040)
Retained earnings	3,390,053	3,229,061
Accumulated other comprehensive income	31,807	55,874
Total stockholders’ equity	4,934,400	4,793,496
Total liabilities and stockholders’ equity	$6,053,993	$6,166,799

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	$856,108	$766,050
Cost of goods sold	349,168	314,352
Gross profit	506,940	451,698

Advertising expense	26,880	27,615
Selling, general and administrative expenses	137,186	126,781
Research and development expense	165,392	145,919
Total operating expense	329,458	300,315

Operating income	177,482	151,383

Other income (expense):
Interest income	12,026	13,704
Foreign currency (losses) gains	(15,423)	314
Other income (expense)	3,550	864
Total other income:	153	14,882

Income before income taxes	177,635	166,265

Income tax provision	16,455	26,092

Net income	$161,180	$140,173

Net income per share:
Basic	$0.84	$0.74
Diluted	$0.84	$0.74

Weighted average common shares outstanding:
Basic	190,803	189,601
Diluted	191,684	190,599

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net income	$161,180	$140,173
Foreign currency translation adjustment	(6,176)	(9,235)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(17,891)	19,143
Comprehensive income	$137,113	$150,081

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended March 28, 2020 and March 30, 2019

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	140,173	—	140,173
Translation adjustment	—	—	—	—	(9,235)	(9,235)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,905	—	—	—	—	19,143	19,143
Comprehensive income						150,081
Dividends declared	—	—	—	(204)	—	(204)
Issuance of treasury stock related to equity awards	—	(28,571)	28,571	—	—	—
Stock compensation	—	15,129	—	—	—	15,129
Purchase of treasury stock related to equity awards	—		(12,694)	—	—	(12,694)
Balance at March 30, 2019	$17,979	$1,810,196	$(381,815)	$2,850,588	$18,338	$4,315,286

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	161,180	—	161,180
Translation adjustment	—	—	—	—	(6,176)	(6,176)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,807	—	—	—	—	(17,891)	(17,891)
Comprehensive income						137,113
Dividends declared	—	—	—	(188)	—	(188)
Issuance of treasury stock related to equity awards	—	(21,129)	21,129	—	—	—
Stock compensation	—	15,559	—	—	—	15,559
Purchase of treasury stock related to equity awards	—		(11,580)	—	—	(11,580)
Balance at March 28, 2020	$17,979	$1,830,052	$(335,491)	$3,390,053	$31,807	$4,934,400

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Operating Activities:
Net income	$161,180	$140,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,198	16,832
Amortization	10,006	7,179
(Gain) loss on sale of property and equipment	(1,846)	227
Unrealized foreign currency losses	16,856	3,124
Deferred income taxes	10,378	9,105
Stock compensation expense	15,559	15,129
Realized (gain) loss on marketable securities	(272)	60
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	197,157	112,896
Inventories	(47,318)	(39,067)
Other current and non-current assets	(4,367)	2,930
Accounts payable	(39,851)	(32,786)
Other current and non-current liabilities	(98,219)	(76,030)
Deferred revenue	(10,078)	(6,744)
Deferred costs	3,511	1,938
Income taxes payable	(5,020)	9,616
Net cash provided by operating activities	225,874	164,582

Investing activities:
Purchases of property and equipment	(41,361)	(30,094)
Proceeds from sale of property and equipment	1,907	47
Purchase of intangible assets	(953)	(413)
Purchase of marketable securities	(344,342)	(83,068)
Redemption of marketable securities	311,935	80,907
Acquisitions, net of cash acquired	(6,058)	—
Net cash used in investing activities	(78,872)	(32,621)

Financing activities:
Dividends	(108,571)	(200,687)
Purchase of treasury stock related to equity awards	(11,580)	(12,694)
Net cash used in financing activities	(120,151)	(213,381)

Effect of exchange rate changes on cash and cash equivalents	(5,602)	(4,286)

Net increase (decrease) in cash, cash equivalents, and restricted cash	21,249	(85,706)
Cash, cash equivalents, and restricted cash at beginning of period	1,027,638	1,201,805
Cash, cash equivalents, and restricted cash at end of period	$1,048,887	$1,116,099

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 28, 2020

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week period ended March 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 26, 2020.

The Condensed Consolidated Balance Sheet at December 28, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 28, 2020 and March 30, 2019 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 13-week period ended March 28, 2020.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All of the Company’s marketable securities were considered available-for-sale as of March 28, 2020 and December 28, 2019. Available-for-sale securities are stated at fair value.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Condensed Consolidated Statements of Income.  Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets.

Testing for impairment of investments requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value, and the assessment of whether any decline in value is relating to credit losses are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time.  The economic environment and volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment.

In making this assessment we evaluate the extent to which the fair value is less than the amortized cost basis, any change in credit rating of the security, adverse conditions specifically related to the security, failure of the issuer to make scheduled payments, and other relevant factors affecting the security. If it is determined that a credit loss exists, the amount of the credit loss is determined by comparing the present value of the expected future cash flows for the security to the amortized cost basis of the security, limited by the amount that the fair value is less than the amortized cost basis.

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

Recently Adopted Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities assess and measure credit losses of certain financial instruments, including available-for-sale securities and accounts receivable.  The Company adopted the new standard as of the beginning of the 2020 fiscal year.  The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Receivables – Nonrefundable Fees and Other Costs

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date.  The Company adopted the new standard as of the beginning of the 2020 fiscal year. The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

We do not expect any recently issued accounting pronouncements not yet adopted to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems upon adoption.

2.	Inventories

The components of inventories consist of the following:

	March 28, 2020	December 28, 2019
Raw materials	$256,594	$260,070
Work-in-process	133,872	133,157
Finished goods	399,714	359,681
Inventories	$790,180	$752,908

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$161,180	$140,173

Denominator:
Denominator for basic net income per share – weighted-average common shares	190,803	189,601

Effect of dilutive securities – employee stock options and stock appreciation rights	881	998

Denominator for diluted net income per share – adjusted weighted-average common shares	191,684	190,599

Basic net income per share	$0.84	$0.74

Diluted net income per share	$0.84	$0.74

There were 412 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) outstanding during the 13-week period ended March 28, 2020 and no anti-dilutive equity awards outstanding during the 13-week period ended March 30, 2019.

There were 331 and 386 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended March 28, 2020 and March 30, 2019, respectively.

4.	Segment Information

The Company has identified five reportable segments – auto, aviation, fitness, marine, and outdoor.  There are two operating segments, auto personal navigation devices (“auto PND”) and auto original equipment manufacturer solutions (“auto OEM”) that are not reported separately but are aggregated within the auto reportable segment.  The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Fitness	Outdoor	Aviation	Auto	Marine	Total
13-Weeks Ended March 28, 2020
Net sales	$223,601	$175,102	$188,599	$105,801	$163,005	$856,108
Gross profit	112,325	112,258	138,808	49,339	94,210	506,940
Operating income	31,011	47,166	59,321	(175)	40,159	177,482

13-Weeks Ended March 30, 2019
Net sales	$180,256	$154,051	$170,776	$126,999	$133,968	$766,050
Gross profit	90,835	97,488	127,983	57,337	78,055	451,698
Operating income	18,126	41,953	57,618	8,213	25,473	151,383

Net sales to external customers by geographic region were as follows for the 13-week period ended March 28, 2020 and March 30, 2019. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Americas	$427,401	$379,456
EMEA	299,867	260,021
APAC	128,840	126,573
Net sales to external customers	$856,108	$766,050

Net property and equipment by geographic region as of March 28, 2020 and March 30, 2019 are presented below.

	Americas	APAC	EMEA	Total
March 28, 2020
Property and equipment, net	$454,637	$230,369	$69,543	$754,549

March 30, 2019
Property and equipment, net	$413,632	$212,933	$45,734	$672,299

5.	Warranty Reserves

The Company’s standard warranty obligation to its end-users provides for a period of one to two years from the date of shipment, while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Balance - beginning of period	$39,758	$38,276
Accrual for products sold (1)	17,868	10,849
Expenditures	(18,258)	(14,083)
Balance - end of period	$39,368	$35,042

(1)	Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of March 28, 2020 was approximately $638,400. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistic providers within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 28, 2020. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 28, 2020 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $16,455 in the 13-week period ended March 28, 2020, compared to income tax expense of $26,092 in the 13-week period ended March 30, 2019. The effective tax rate was 9.3% in the first quarter of 2020, compared to 15.7% in the first quarter of 2019. The 640 basis points decrease to the first quarter of 2020 effective tax rate compared to the prior year quarter is primarily due to a favorable shift in income mix by jurisdiction as a result of the migration of intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

8.Marketable Securities

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 28, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$15,174	$103	$—	$15,277
Agency securities	Level 2	39,743	213	—	39,956
Mortgage-backed securities	Level 2	289,553	1,646	(1,344)	289,855
Corporate securities	Level 2	1,000,670	4,792	(19,800)	985,662
Municipal securities	Level 2	178,002	1,589	(497)	179,094
Other	Level 2	85,812	63	(4,460)	81,415
Total		$1,608,954	$8,406	$(26,101)	$1,591,259

	Available-For-Sale Securities as of December 28, 2019
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$15,204	$5	$(30)	$15,179
Agency securities	Level 2	64,582	120	(27)	64,675
Mortgage-backed securities	Level 2	256,417	90	(2,485)	254,022
Corporate securities	Level 2	980,590	8,806	(3,746)	985,650
Municipal securities	Level 2	163,898	1,092	(235)	164,755
Other	Level 2	98,246	111	(700)	97,657
Total		$1,578,937	$10,224	$(7,223)	$1,581,938

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,479 as of March 28, 2020, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.  The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income.  No accrued interest was written off during the 13-week period ended March 28, 2020.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Condensed Consolidated Statements of Income.  Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets.  The cost of securities sold is based on the specific identification method.  Approximately 49% of securities in the Company’s portfolio were at an unrealized loss position as of March 28, 2020.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 28, 2020 and December 28, 2019.

	As of March 28, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,249)	107,097	(95)	3,551	(1,344)	110,648
Corporate securities	(18,300)	640,058	(1,500)	18,036	(19,800)	658,094
Municipal securities	(497)	54,695	—	—	(497)	54,695
Other	(4,032)	58,885	(428)	4,972	(4,460)	63,857
Total	$(24,078)	$860,735	$(2,023)	$26,559	$(26,101)	$887,294

	As of December 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(30)	$13,087	$(30)	$13,087
Agency securities	(16)	20,808	(11)	20,812	(27)	41,620
Mortgage-backed securities	(745)	79,007	(1,740)	86,392	(2,485)	165,399
Corporate securities	(1,585)	183,691	(2,161)	100,926	(3,746)	284,617
Municipal securities	(218)	34,165	(17)	9,522	(235)	43,687
Other	(410)	34,540	(290)	21,559	(700)	56,099
Total	$(2,974)	$352,211	$(4,249)	$252,298	$(7,223)	$604,509

As of March 28, 2020 and December 28, 2019, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to Other income for the unrealized losses on mortgage-backed, corporate, municipal, and other securities presented above because we do not consider the declines in fair value to have resulted from credit losses.  We have not observed a significant deterioration in credit quality of these securities, which are rated as investment grade with moderate to low credit risk. The declines in value are largely attributable to current global economic conditions.  The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at March 28, 2020, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$392,059	$391,646
Due after one year through five years	1,044,059	1,033,884
Due after five years through ten years	162,618	156,442
Due after ten years	10,218	9,287
	$1,608,954	$1,591,259

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 28, 2020:

	13-Weeks Ended March 28, 2020
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$55,289	$585	$55,874
Other comprehensive income before reclassification, net of income tax benefit of $2,764	(6,176)	(17,662)	(23,838)
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $43 included in Income tax provision	—	(229)	(229)
Net current-period other comprehensive income	(6,176)	(17,891)	(24,067)
Balance - end of period	$49,113	$(17,306)	$31,807

10.	Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information. The Company has identified six major product categories – auto PND, auto OEM, aviation, fitness, marine, and outdoor. Note 4 also contains disaggregated revenue information of the aviation, fitness, marine, and outdoor major product categories. Auto segment revenue presented in Note 4 is comprised of the auto PND and auto OEM major product categories, as depicted below.

	Auto Revenue by Major Product Category
	13-Weeks Ended
	March 28, 2020	March 30, 2019
Auto PND	56%	59%
Auto OEM	44%	41%

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

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Point in time	$810,296	$724,177
Over time	45,812	41,873
Net sales	$856,108	$766,050

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ended March 28, 2020 are presented below:

	13-Weeks Ended
	March 28, 2020
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$161,891	$48,598
Deferrals in period	35,730	4,697
Recognition of deferrals in period	(45,812)	(8,209)
Balance, end of period	$151,809	$45,086

(1)	Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2)	Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $45,812 of deferred revenue recognized in the 13-week period ended March 28, 2020, $32,715 was deferred as of the beginning of the period.

Approximately two-thirds of the $151,809 of deferred revenue at the end of the period, March 28, 2020, is recognized ratably over a period of three years or less.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion set forth below, as well as other portions of this Quarterly Report, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019.

The Company is a leading worldwide provider of wireless devices and applications that are designed for people who live an active lifestyle, many of which feature Global Positioning System (GPS) navigation. We operate in five reportable segments, which serve the auto, aviation, fitness, marine, and outdoor markets. The Company’s segments offer products through its network of subsidiary distributors and independent dealers and distributors and some also maintain relationships with original equipment manufacturers (OEMs). However, the nature of products and types of customers for the five segments may vary significantly. As such, the segments are managed separately.

 Impacts of COVID-19

The novel coronavirus (COVID-19) pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers, as described below.  Although the impact to the Company’s financial results was not significant in the first quarter of 2020, our net sales have been adversely impacted early in the second quarter of 2020, and we expect that our net sales will continue to be adversely impacted during the remainder of the second quarter of 2020 and in future periods as we experience significantly lower overall demand for our products due to limitations on economic activity caused by government restrictions and as our customers face economic hardships.  We also expect an adverse impact on our profitability in the second quarter and in future periods as we are unable to efficiently leverage certain operating costs.  These impacts are expected to be material; however, the duration of these trends and the magnitude of such impacts cannot be reasonably estimated at this time, as they are affected by a number of factors including the timeline of lifting restrictions on business and social gathering activities, as well as those presented below in Item 1A. Risk Factors of this Quarterly Report.

Sustained adverse impacts to us, suppliers, or customers may also affect the future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, write-down, reserve, or accelerated expense associated with such assets, including marketable securities, accounts receivable, inventories, prepaid expenses, property and equipment, tax assets, goodwill, indefinite and finite-lived intangible assets, capitalized preproduction design and development costs, and other assets.

With pre-existing fundamentals such as trade credit insurance, direct online sales through our webshops, direct fulfillment arrangements with certain retailers, our strong cash and marketable securities position, and ample inventory on hand, we were well-positioned to mitigate the initial impacts of COVID-19.  As COVID-19 further evolved into a complicated and prolonged global pandemic, we have implemented additional mitigation measures, such as initiating additional direct fulfillment arrangements with retailers, mitigating single source supplier dependencies, maintaining a healthy and safe environment for essential on-site functions, enhancing functionality and security of technology for employees who are working from home, and planning for the eventual reintegration of our on-site workforce.  We are also mitigating impacts to operating income and liquidity by reducing and prioritizing certain discretionary operating expenses and capital expenditures, and reducing the number of employees we hire.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net sales	100%	100%
Cost of goods sold	41%	41%
Gross profit	59%	59%
Advertising	3%	4%
Selling, general and administrative	16%	17%
Research and development	19%	19%
Total operating expenses	38%	39%
Operating income	21%	20%
Other income (expense)	0%	2%
Income before income taxes	21%	22%
Income tax provision	2%	3%
Net income	19%	18%

The segment table located in Note 4 to the Condensed Consolidated Financial Statements sets forth the Company’s results of operations (in thousands) including net sales, gross profit, and operating income for each of the Company’s five segments during the periods shown. For each line item in the table, the total of the fitness, outdoor, aviation, auto, and marine segments’ amounts equals the amount in the Condensed Consolidated Statements of Income included in Item 1.

Comparison of 13-Weeks ended March 28, 2020 and March 30, 2019

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

Net Sales	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$223,601	24%	$180,256
Percentage of Total Net Sales	26%		24%
Outdoor	175,102	14%	154,051
Percentage of Total Net Sales	21%		20%
Aviation	188,599	10%	170,776
Percentage of Total Net Sales	22%		22%
Auto	105,801	(17%)	126,999
Percentage of Total Net Sales	12%		17%
Marine	163,005	22%	133,968
Percentage of Total Net Sales	19%		17%
Total	$856,108	12%	$766,050

Net sales increased 12% for the 13-week period ended March 28, 2020 when compared to the year-ago quarter. The fitness, outdoor, aviation, and marine segments collectively increased by 17%, contributing 88% of total revenue. Fitness was the largest portion of our revenue mix at 26% in the first quarter of 2020 compared to 24% in the first quarter of 2019.  Total unit sales in the first quarter of 2020 decreased to 2,931 when compared to total unit sales of 3,182 in the first quarter of 2019, primarily due to shifts in segment and product mix.

Fitness, outdoor, aviation, and marine segment revenue increased 24%, 14%, 10%, and 22%, respectively, when compared to the year-ago quarter. The fitness segment revenue increase was primarily driven by sales from Tacx and sales growth in advanced wearables.  The outdoor segment revenue increase was primarily driven by sales growth in adventure watches. The aviation segment revenue increase was driven by sales growth in multiple product categories, primarily in aftermarket. The current quarter marine segment revenue increase was driven by sales growth in multiple product categories, led primarily by chartplotters and advanced sonars. Auto segment revenue decreased 17% from the year-ago quarter, primarily due to the ongoing PND market contraction and lower auto OEM sales in the current quarter.

Gross Profit

Gross Profit	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$112,325	24%	$90,835
Percentage of Segment Net Sales	50%		50%
Outdoor	112,258	15%	97,488
Percentage of Segment Net Sales	64%		63%
Aviation	138,808	8%	127,983
Percentage of Segment Net Sales	74%		75%
Auto	49,339	(14%)	57,337
Percentage of Segment Net Sales	47%		45%
Marine	94,210	21%	78,055
Percentage of Segment Net Sales	58%		58%
Total	$506,940	12%	$451,698
Percentage of Total Net Sales	59%		59%

 Gross profit dollars in the first quarter of 2020 increased 12%, primarily due to growth in net sales compared to the year-ago quarter. Gross margin increased in the auto segment, was relatively flat in the fitness, outdoor and marine segments, and decreased in the aviation segment when compared to the year-ago quarter.

The auto segment gross margin increase of 150 basis points was primarily attributable to lower license expense. The aviation segment gross margin decrease was primarily attributable to product mix.

Advertising Expense

Advertising	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$10,139	2%	$9,989
Percentage of Segment Net Sales	5%		6%
Outdoor	6,908	(4%)	7,171
Percentage of Segment Net Sales	4%		5%
Aviation	1,311	7%	1,222
Percentage of Segment Net Sales	1%		1%
Auto	2,380	(18%)	2,902
Percentage of Segment Net Sales	2%		2%
Marine	6,142	(3%)	6,331
Percentage of Segment Net Sales	4%		5%
Total	$26,880	(3%)	$27,615
Percentage of Total Net Sales	3%		4%

Advertising expense as a percent of revenue was slightly lower when compared to the year-ago quarter and decreased 3% in absolute dollars. The total absolute dollar decrease was primarily attributable to decreased cooperative advertising in the auto segment and decreased media advertising in the outdoor segment, partially offset by increased cooperative advertising in the outdoor segment.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$42,652	14%	$37,573
Percentage of Segment Net Sales	19%		21%
Outdoor	33,070	17%	28,302
Percentage of Segment Net Sales	19%		18%
Aviation	18,776	20%	15,628
Percentage of Segment Net Sales	10%		9%
Auto	17,307	(10%)	19,295
Percentage of Segment Net Sales	16%		15%
Marine	25,381	(2%)	25,983
Percentage of Segment Net Sales	16%		19%
Total	$137,186	8%	$126,781
Percentage of Total Net Sales	16%		17%

Selling, general and administrative expense increased 8% in absolute dollars and was slightly lower as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the first quarter of 2020 was primarily attributable to expenses from recent acquisitions and increased personnel and information technology costs, partially offset by lower legal related costs. The fitness and marine segment decrease as a percent of revenue was primarily due to greater leverage of operating costs.

Research and Development Expense

Research & Development	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$28,523	13%	$25,147
Percentage of Segment Net Sales	13%		14%
Outdoor	25,114	25%	20,062
Percentage of Segment Net Sales	14%		13%
Aviation	59,400	11%	53,515
Percentage of Segment Net Sales	31%		31%
Auto	29,827	11%	26,927
Percentage of Segment Net Sales	28%		21%
Marine	22,528	11%	20,268
Percentage of Segment Net Sales	14%		15%
Total	$165,392	13%	$145,919
Percentage of Total Net Sales	19%		19%

Research and development expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 13% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs related to wearable and aviation product offerings and expenses resulting from recent acquisitions. The auto segment increase in absolute dollars and as a percent of revenue was primarily attributable to auto OEM product development. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

Operating Income	13-Weeks Ended March 28, 2020	Year-over-Year Change	13-Weeks Ended March 30, 2019
Fitness	$31,011	71%	$18,126
Percentage of Segment Net Sales	14%		10%
Outdoor	47,166	12%	41,953
Percentage of Segment Net Sales	27%		27%
Aviation	59,321	3%	57,618
Percentage of Segment Net Sales	31%		34%
Auto	(175)	(102%)	8,213
Percentage of Segment Net Sales	0%		6%
Marine	40,159	58%	25,473
Percentage of Segment Net Sales	25%		19%
Total	$177,482	17%	$151,383
Percentage of Total Net Sales	21%		20%

Operating income increased 17% in absolute dollars and 100 basis points as a percent of revenue when compared to the year-ago quarter. In the current quarter, the operating income growth in absolute dollars and as a percent of revenue was primarily attributable to revenue growth, consistent gross margin, and greater leverage of operating expenses, as discussed above.  Operating income in the auto segment decreased in absolute dollars from the year-ago quarter to approximately breakeven in the current quarter primarily due to investments in auto OEM product development and lower auto OEM sales.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended March 28, 2020	13-Weeks Ended March 30, 2019
Interest income	$12,026	$13,704
Foreign currency (losses) gains	(15,423)	314
Other income (expense)	3,550	864
Total	$153	$14,882

The average return on cash and investments, including interest and capital gains/losses, during the first quarter of 2020 was 1.9% compared to 2.0% during the same quarter of 2019. Interest income decreased primarily due to slightly lower yields on fixed-income securities.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Chinese Yuan, and Japanese Yen.  The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $15.4 million currency loss recognized in the first quarter of 2020 was primarily due to the U.S. Dollar strengthening against the Euro, British Pound Sterling, and Australian Dollar, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-week period ended March 28, 2020. During this period, the U.S. Dollar strengthened 0.3% against the Euro, 4.7% against the British Pound Sterling, and 12.7% against the Australian Dollar, resulting in losses of $1.9 million, $2.3 million, and $5.1 million, respectively, while the U.S. Dollar strengthened 0.3% against the Taiwan Dollar, resulting in a gain of $2.0 million. The remaining net currency loss of $8.1 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $0.3 million currency gain recognized in the first quarter of 2019 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar and weakening against the British Pound Sterling, offset by the U.S. Dollar strengthening against the Euro, within the 13-week period ended March 30, 2019. During this period, the U.S. Dollar strengthened 0.9% against the Taiwan Dollar and weakened 2.6% against the British Pound Sterling, resulting in gains of $5.8 million and $1.2 million, respectively, while the U.S. Dollar strengthened 1.9% against the Euro, resulting in a loss of $7.8 million. The remaining net currency gain of $1.1 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $16.5 million in the 13-week period ended March 28, 2020, compared to income tax expense of $26.1 million in the 13-week period ended March 30, 2019. The effective tax rate was 9.3% in the first quarter of 2020, compared to 15.7% in the first quarter of 2019. The 640 basis points decrease to the first quarter of 2020 effective tax rate compared to the prior year quarter is primarily due to a favorable shift in income mix by jurisdiction as a result of the migration of intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

Net Income

As a result of the above, net income for the 13-week period ended March 28, 2020 was $161.2 million compared to $140.2 million for the 13-week period ended March 30, 2019, an increase of $21.0 million.

Liquidity and Capital Resources

As of March 28, 2020, we had approximately $2.6 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarter of 2020 and 2019 were approximately 1.8% and 2.0%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	13-Weeks Ended	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$225,874	$164,582

The $61.3 million increase in cash provided by operating activities during the first quarter of 2020 compared to the first quarter of 2019 was due to an increase in cash used in working capital of $37.7 million (which included an increase of $84.3 million in net receipts of accounts receivable, partially offset by an  increase of $8.3 million in cash paid for inventory associated primarily with the Company’s effort to increase days of supply to support our increasingly diversified product lines, and an increase of $38.3 million net cash used in accounts payable and other activities) offset by an increase of $14.6 million net cash used in income taxes payable. Additional increases were due to the year over year increase in net income of $21.0 million and an increase in other non-cash adjustments to net income of $17.2 million.

Investing Activities

	13-Weeks Ended	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net cash used in investing activities	$(78,872)	$(32,621)

The $46.3 million increase in cash used in investing activities during the first quarter of 2020 compared to the first quarter of 2019 was primarily due to an increase in net purchases of marketable securities of $30.2 million, cash payments for acquisitions of $6.1 million, and increased net purchases of property and equipment of $9.4 million.

Financing Activities

	13-Weeks Ended	13-Weeks Ended
	March 28, 2020	March 30, 2019
Net cash used in financing activities	$(120,151)	$(213,381)

The $93.2 million decrease in cash used in financing activities during the first quarter of 2020 compared to the first quarter of 2019 was primarily due to a decrease in dividend payments of $92.1 million associated with the timing of dividend payments that resulted in two dividend payments in the first quarter of 2019 compared to one dividend payment in the first quarter of 2020.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 28, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes during the 13-week period ended March 28, 2020 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 28, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 28, 2020 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. For additional information, see Note 6 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as supplemented by the risk factor set forth below.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following additional risk factor is supplementing the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

The novel coronavirus (COVID-19) pandemic will have significant impacts on our business.

The COVID-19 pandemic has created disruption and uncertainty around the world, which, thus far in the second quarter of 2020, has resulted and we expect will continue to result, in reduced overall demand for our products, impacts on our distribution channels, and other operational impacts. Due to unknown factors such as the duration and severity of the pandemic, the nature and duration of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments or vaccines,  along with the effectiveness of our response, we are not currently able to estimate the magnitude of adverse effects to our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for our products has been, and is expected to continue to be, adversely affected in several ways.  Consumers have been and may continue to be less able or less likely to purchase our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, and the potential failure and closure of retail outlets and online retailers that sell our products.  Certain of our sales and distribution offices have experienced and may continue to experience temporary closure due to governmental restrictions.  Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand.  The development of the pandemic has created economic stress in the global marketplace, high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty.  These conditions have affected and may continue to affect the willingness or ability of certain customers to purchase our products or those of original equipment manufacturers in which our products are installed.

Our supply chain may also be adversely impacted by COVID-19.  We may be unable to procure, or experience delays in procuring, certain components from our suppliers, and the cost of procuring components could increase.  Reduced demand for our products may result in the underutilization of our manufacturing facilities and excess capacity costs.  Certain of our manufacturing facilities may also experience inopportune temporary closures or reduced hours, which could adversely affect our ability to meet demand and the costs incurred to produce our products.

COVID-19 has had and will continue to have several other operational impacts on our business, including employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of trade shows and events that are otherwise important in the development, marketing, and sale of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and are expected to continue to incur increased costs as we provide additional benefits to assist our employees during the COVID-19 pandemic and provide a safe and healthy workplace for employees who continue to work in our facilities.  Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for our products could result in obsolescence of our inventory.  If the economy experiences a sustained downturn of significant proportion that impacts our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

The risks and impacts associated with COVID-19 described above are not the only ones that that affect our Company. Other risks presented in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019, such as gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic. Additionally, there are unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to the unprecedented actions of government that impact the economy and normal operations of a business. If we are unable to manage these risks, our business, financial condition, and results of operations could be materially impacted.

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

Dated: April 29, 2020

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