Form 10-Q
period 2020-06-27
GARMIN LTD
filed 2020-07-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of July 24, 2020

Registered Shares, CHF 0.10 par value:  191,237,445 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 27, 2020

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. And Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,354,924	$1,027,567
Marketable securities	380,880	376,463
Accounts receivable, net	523,901	706,763
Inventories	813,243	752,908
Deferred costs	22,033	25,105
Prepaid expenses and other current assets	163,458	169,044
Total current assets	3,258,439	3,057,850

Property and equipment, net	791,175	728,921
Operating lease right-of-use assets	76,214	63,589

Restricted cash	283	71
Marketable securities	993,021	1,205,475
Deferred income taxes	254,202	268,518
Noncurrent deferred costs	18,748	23,493
Intangible assets, net	656,898	659,629
Other assets	171,062	159,253
Total assets	$6,220,042	$6,166,799

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$193,216	$240,831
Salaries and benefits payable	123,404	128,426
Accrued warranty costs	39,293	39,758
Accrued sales program costs	66,696	112,578
Deferred revenue	87,727	94,562
Accrued royalty costs	10,833	15,401
Accrued advertising expense	23,302	35,142
Other accrued expenses	98,097	95,060
Income taxes payable	54,894	56,913
Dividend payable	466,465	217,262
Total current liabilities	1,163,927	1,035,933

Deferred income taxes	103,583	114,754
Noncurrent income taxes	92,120	105,771
Noncurrent deferred revenue	54,860	67,329
Noncurrent operating lease liabilities	60,000	49,238
Other liabilities	4,691	278

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 191,223 shares outstanding at June 27, 2020 and 190,686 shares outstanding at December 28, 2019	17,979	17,979
Additional paid-in capital	1,851,695	1,835,622
Treasury stock	(326,310)	(345,040)
Retained earnings	3,107,768	3,229,061
Accumulated other comprehensive income	89,729	55,874
Total stockholders’ equity	4,740,861	4,793,496
Total liabilities and stockholders’ equity	$6,220,042	$6,166,799

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$869,867	$954,840	$1,725,975	$1,720,890
Cost of goods sold	354,437	379,475	703,605	693,827
Gross profit	515,430	575,365	1,022,370	1,027,063

Advertising expense	29,285	41,523	56,165	69,139
Selling, general and administrative expenses	132,016	128,738	269,202	255,519
Research and development expense	165,740	148,883	331,131	294,801
Total operating expense	327,041	319,144	656,498	619,459

Operating income	188,389	256,221	365,872	407,604

Other income (expense):
Interest income	10,455	13,735	22,481	27,439
Foreign currency (losses) gains	(4,493)	3,413	(19,916)	3,727
Other income	3,241	2,409	6,789	3,273
Total other income	9,203	19,557	9,354	34,439

Income before income taxes	197,592	275,778	375,226	442,043

Income tax provision	13,412	52,122	29,866	78,214

Net income	$184,180	$223,656	$345,360	$363,829

Net income per share:
Basic	$0.96	$1.18	$1.81	$1.92
Diluted	$0.96	$1.17	$1.80	$1.91

Weighted average common shares outstanding:
Basic	191,024	189,855	190,914	189,728
Diluted	191,597	190,714	191,640	190,657

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$184,180	$223,656	$345,360	$363,829
Foreign currency translation adjustment	24,813	314	18,637	(8,920)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	33,109	16,029	15,218	35,171
Comprehensive income	$242,102	$239,999	$379,215	$390,080

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended June 27, 2020 and June 29, 2019

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 30, 2019	$17,979	$1,810,196	$(381,815)	$2,850,588	$18,338	$4,315,286
Net income	—	—	—	223,656	—	223,656
Translation adjustment	—	—	—	—	314	314
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,406	—	—	—	—	16,029	16,029
Comprehensive income						239,999
Dividends declared ($2.28 per share)	—	—	—	(432,873)	—	(432,873)
Issuance of treasury stock related to equity awards	—	(893)	13,875	—	—	12,982
Stock compensation	—	15,832	—	—	—	15,832
Purchase of treasury stock related to equity awards	—	—	(260)	—	—	(260)
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 28, 2020	$17,979	$1,830,052	$(335,491)	$3,390,053	$31,807	$4,934,400
Net income	—	—	—	184,180	—	184,180
Translation adjustment	—	—	—	—	24,813	24,813
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,634	—	—	—	—	33,109	33,109
Comprehensive income						242,102
Dividends declared ($2.44 per share)	—	—	—	(466,465)	—	(466,465)
Issuance of treasury stock related to equity awards	—	5,718	9,484	—	—	15,202
Stock compensation	—	15,925	—	—	—	15,925
Purchase of treasury stock related to equity awards	—	—	(303)	—	—	(303)
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 26-Weeks Ended June 27, 2020 and June 29, 2019

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	363,829	—	363,829
Translation adjustment	—	—	—	—	(8,920)	(8,920)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,311	—	—	—	—	35,171	35,171
Comprehensive income						390,080
Dividends declared ($2.28 per share)	—	—	—	(433,077)	—	(433,077)
Issuance of treasury stock related to equity awards	—	(29,464)	42,446	—	—	12,982
Stock compensation	—	30,961	—	—	—	30,961
Purchase of treasury stock related to equity awards	—	—	(12,954)	—	—	(12,954)
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	345,360	—	345,360
Translation adjustment	—	—	—	—	18,637	18,637
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,872	—	—	—	—	15,218	15,218
Comprehensive income						379,215
Dividends declared ($2.44 per share)	—	—	—	(466,653)	—	(466,653)
Issuance of treasury stock related to equity awards	—	(15,411)	30,613	—	—	15,202
Stock compensation	—	31,484	—	—	—	31,484
Purchase of treasury stock related to equity awards	—	—	(11,883)	—	—	(11,883)
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861

See accompanying notes.

Garmin Ltd. And Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 27, 2020	June 29, 2019
Operating Activities:
Net income	$345,360	$363,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,030	34,526
Amortization	20,502	16,208
(Gain) loss on sale of property and equipment	(1,807)	94
Unrealized foreign currency losses (gains)	16,678	(6,811)
Deferred income taxes	272	7,077
Stock compensation expense	31,484	30,961
Realized gain on marketable securities	(331)	(60)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	178,120	6,189
Inventories	(57,126)	(68,217)
Other current and non-current assets	(10,427)	(68,370)
Accounts payable	(51,463)	5,960
Other current and non-current liabilities	(58,662)	(33,001)
Deferred revenue	(19,301)	(6,252)
Deferred costs	7,817	3,876
Income taxes payable	(13,035)	(10,791)
Net cash provided by operating activities	425,111	275,218

Investing activities:
Purchases of property and equipment	(98,270)	(60,495)
Proceeds from sale of property and equipment	1,916	271
Purchase of intangible assets	(1,374)	(853)
Purchase of marketable securities	(346,129)	(192,168)
Redemption of marketable securities	566,688	182,860
Acquisitions, net of cash acquired	(7,893)	(276,014)
Net cash provided by (used in) investing activities	114,938	(346,399)

Financing activities:
Dividends	(217,450)	(308,905)
Proceeds from issuance of treasury stock related to equity awards	15,202	12,982
Purchase of treasury stock related to equity awards	(11,883)	(12,954)
Net cash used in financing activities	(214,131)	(308,877)

Effect of exchange rate changes on cash and cash equivalents	1,651	(1,493)

Net increase (decrease) in cash, cash equivalents, and restricted cash	327,569	(381,551)
Cash, cash equivalents, and restricted cash at beginning of period	1,027,638	1,201,805
Cash, cash equivalents, and restricted cash at end of period	$1,355,207	$820,254

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 27, 2020

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 26, 2020.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 27, 2020 and June 29, 2019 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 26-week period ended June 27, 2020.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All of the Company’s marketable securities were considered available-for-sale as of June 27, 2020 and December 28, 2019. Available-for-sale securities are stated at fair value.

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

2.	Inventories

The components of inventories consist of the following:

	June 27, 2020	December 28, 2019
Raw materials	$276,396	$260,070
Work-in-process	137,032	133,157
Finished goods	399,815	359,681
Inventories	$813,243	$752,908

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	June 27, 2020	June 29, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$184,180	$223,656

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,024	189,855

Effect of dilutive awards	573	859

Denominator for diluted net income per share – adjusted weighted-average common shares	191,597	190,714

Basic net income per share	$0.96	$1.18

Diluted net income per share	$0.96	$1.17

	26-Weeks Ended
	June 27, 2020	June 29, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$345,360	$363,829

Denominator:
Denominator for basic net income per share – weighted-average common shares	190,914	189,728

Effect of dilutive equity awards	726	929

Denominator for diluted net income per share – adjusted weighted-average common shares	191,640	190,657

Basic net income per share	$1.81	$1.92

Diluted net income per share	$1.80	$1.91

There were 410 and 411 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) excluded from the computations of diluted net income per share for the 13-week and 26-week periods ended June 27, 2020, respectively, and 400 anti-dilutive equity awards excluded from the computations of diluted net income per share for the 13-week and 26-week periods ended June 29, 2019.

There were 10 net shares issued as a result of exercises and releases of equity awards for the 13-week periods ended June 27, 2020 and June 29, 2019, respectively.

There were 341 and 396 net shares issued as a result of exercises and releases of equity awards for the 26-week periods ended June 27, 2020 and June 29, 2019, respectively.

There were 196 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 27, 2020.

There were 245 ESPP shares issued from outstanding Treasury stock during the 13-week and 26-week periods ended June 29, 2019.

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

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Fitness	Outdoor	Aviation	Auto	Marine	Total
13-Weeks Ended June 27, 2020
Net sales	$294,642	$206,200	$126,140	$85,058	$157,827	$869,867
Gross profit	156,817	133,189	92,036	39,918	93,470	515,430
Operating income	71,981	67,414	15,566	(10,125)	43,553	188,389

13-Weeks Ended June 29, 2019
Net sales	$251,653	$210,404	$183,965	$157,411	$151,407	$954,840
Gross profit	135,136	135,508	138,177	74,861	91,683	575,365
Operating income	50,413	71,336	66,834	24,908	42,730	256,221

26-Weeks Ended June 27, 2020
Net sales	$518,242	$381,302	$314,739	$190,860	$320,832	$1,725,975
Gross profit	269,142	245,447	230,844	89,257	187,680	1,022,370
Operating income	102,992	114,581	74,887	(10,300)	83,712	365,872

26-Weeks Ended June 29, 2019
Net sales	$431,908	$364,455	$354,741	$284,410	$285,376	$1,720,890
Gross profit	225,970	232,996	266,160	132,198	169,739	1,027,063
Operating income	68,537	113,290	124,451	33,121	68,205	407,604

Net sales to external customers by geographic region were as follows for the 13-week and 26-week periods ended June 27, 2020 and June 29, 2019. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Americas	$423,091	$470,840	$850,491	$850,296
EMEA	335,201	338,595	635,069	598,615
APAC	111,575	145,405	240,415	271,979
Net sales to external customers	$869,867	$954,840	$1,725,975	$1,720,890

Net property and equipment by geographic region as of June 27, 2020 and June 29, 2019 are presented below.

	Americas	APAC	EMEA	Total
June 27, 2020
Property and equipment, net	$465,023	$247,617	$78,535	$791,175

June 29, 2019
Property and equipment, net	$424,127	$216,648	$61,333	$702,108

5.	Warranty Reserves

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

	13-Weeks Ended
	June 27, 2020	June 29, 2019
Balance - beginning of period	$39,368	$35,042
Accrual for products sold (1)	13,659	17,366
Expenditures	(13,734)	(13,078)
Balance - end of period	$39,293	$39,330

	26-Weeks Ended
	June 27, 2020	June 29, 2019
Balance - beginning of period	$39,758	$38,276
Accrual for products sold (1)	31,527	28,215
Expenditures	(31,992)	(27,161)
Balance - end of period	$39,293	$39,330

(1)	Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of June 27, 2020 was approximately $598,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistic providers within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 27, 2020. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended June 27, 2020 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $13,412 in the 13-week period ended June 27, 2020, compared to income tax expense of $52,122 in the 13-week period ended June 29, 2019. The effective tax rate was 6.8% in the second quarter of 2020, compared to 18.9% in the second quarter of 2019. Excluding a $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring, the effective tax rate in the second quarter of 2020 decreased 490 basis points compared to the effective tax rate in the prior year quarter. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

The Company recorded income tax expense of $29,866 in the first half of 2020, compared to income tax expense of $78,214 in the first half of 2019. The effective tax rate was 8.0% in the first half of 2020, compared to 17.7% in the first half of 2019. Excluding the $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with the 2014 intercompany restructuring, the effective tax rate in the first half of 2020 decreased 590 basis points compared to the effective tax rate in the first half of the prior year. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 27, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$12,262	$63	$—	$12,325
Agency securities	Level 2	16,499	146	—	16,645
Mortgage-backed securities	Level 2	207,545	1,321	(2,729)	206,137
Corporate securities	Level 2	874,247	24,767	(1,878)	897,136
Municipal securities	Level 2	170,227	3,416	(88)	173,555
Other	Level 2	72,076	116	(4,089)	68,103
Total		$1,352,856	$29,829	$(8,784)	$1,373,901

	Available-For-Sale Securities as of December 28, 2019
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$15,204	$5	$(30)	$15,179
Agency securities	Level 2	64,582	120	(27)	64,675
Mortgage-backed securities	Level 2	256,417	90	(2,485)	254,022
Corporate securities	Level 2	980,590	8,806	(3,746)	985,650
Municipal securities	Level 2	163,898	1,092	(235)	164,755
Other	Level 2	98,246	111	(700)	97,657
Total		$1,578,937	$10,224	$(7,223)	$1,581,938

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $9,506 as of June 27, 2020, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.  The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income.  No accrued interest was written off during the 26-week period ended June 27, 2020.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Condensed Consolidated Statements of Income.  Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets.  The cost of securities sold is based on the specific identification method.  Approximately 19% of securities in the Company’s portfolio were at an unrealized loss position as of June 27, 2020.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 27, 2020 and December 28, 2019.

	As of June 27, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(2,604)	117,813	(125)	3,078	(2,729)	120,891
Corporate securities	(777)	69,985	(1,101)	18,432	(1,878)	88,417
Municipal securities	(88)	21,417	—	—	(88)	21,417
Other	(3,383)	51,234	(706)	3,844	(4,089)	55,078
Total	$(6,852)	$260,449	$(1,932)	$25,354	$(8,784)	$285,803

	As of December 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(30)	$13,087	$(30)	$13,087
Agency securities	(16)	20,808	(11)	20,812	(27)	41,620
Mortgage-backed securities	(745)	79,007	(1,740)	86,392	(2,485)	165,399
Corporate securities	(1,585)	183,691	(2,161)	100,926	(3,746)	284,617
Municipal securities	(218)	34,165	(17)	9,522	(235)	43,687
Other	(410)	34,540	(290)	21,559	(700)	56,099
Total	$(2,974)	$352,211	$(4,249)	$252,298	$(7,223)	$604,509

As of June 27, 2020 and December 28, 2019, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at June 27, 2020, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$380,256	$380,880
Due after one year through five years	849,952	868,799
Due after five years through ten years	115,855	118,061
Due after ten years	6,793	6,161
	$1,352,856	$1,373,901

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 27, 2020:

	13-Weeks Ended June 27, 2020
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$49,113	$(17,306)	$31,807
Other comprehensive income before reclassification, net of income tax expense of $5,634	24,813	33,165	57,978
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $3 included in Income tax provision	—	(56)	(56)
Net current-period other comprehensive income	24,813	33,109	57,922
Balance - end of period	$73,926	$15,803	$89,729

	26-Weeks Ended June 27, 2020
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$55,289	$585	$55,874
Other comprehensive income before reclassification, net of income tax expense of $2,872	18,637	15,503	34,140
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $46 included in Income tax provision	—	(285)	(285)
Net current-period other comprehensive income	18,637	15,218	33,855
Balance - end of period	$73,926	$15,803	$89,729

10.	Revenue

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

	Auto Revenue by Major Product Category
	13-Weeks Ended		26-Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Auto PND	65%	68%	60%	64%
Auto OEM	35%	32%	40%	36%

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

	13-Weeks Ended		26-Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Point in time	$825,579	$911,099	$1,635,876	$1,635,275
Over time	44,288	43,741	90,099	85,615
Net sales	$869,867	$954,840	$1,725,975	$1,720,890

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 26-week period ended June 27, 2020 are presented below:

	26-Weeks Ended
	June 27, 2020
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$161,891	$48,598
Deferrals in period	70,795	8,134
Recognition of deferrals in period	(90,099)	(15,951)
Balance, end of period	$142,587	$40,781

(1)	Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2)	Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $90,099 of deferred revenue recognized in the 26-week period ended June 27, 2020, $57,716 was deferred as of the beginning of the period.

Approximately two-thirds of the $142,587 of deferred revenue at the end of the period, June 27, 2020, is recognized ratably over a period of three years or less.

11.Subsequent Events

On June 30, 2020, the Company acquired the shares of Firstbeat Analytics Oy, a privately-held provider of physiological analytics and metrics for consumer devices in the health, wellness, fitness and performance markets. This acquisition was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion set forth below, as well as other portions of this Quarterly Report, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

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

 Impacts of COVID-19

The novel coronavirus (COVID-19) pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers, as described below.  Although the impact to the Company’s financial results was not significant in the first quarter of 2020, consolidated net sales and operating income were adversely impacted during the second quarter of 2020. However, as described below in the Results of Operations, our operating segments were not all impacted equally, and the diversity of our business and product offerings mitigated the impacts to our consolidated net sales and operating income.  We experienced lower demand for certain of our products due to limitations on economic activity caused by governmental restrictions and as our customers faced economic hardships.  During the second quarter of 2020, demand for certain of our products and net sales for all of our segments saw improvement compared to the beginning of the quarter.

Sustained adverse impacts to us, our suppliers or our customers may also affect the future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, write-down, reserve, or accelerated expense associated with such assets, including marketable securities, accounts receivable, inventories, prepaid expenses, property and equipment, tax assets, goodwill, indefinite and finite-lived intangible assets, capitalized preproduction design and development costs, and other assets.

With pre-existing fundamentals such as trade credit insurance, direct online sales through our webshops, direct fulfillment arrangements with certain retailers, our strong cash and marketable securities position, market and product diversity, a vertically integrated business model, and ample inventory on hand, we were well-positioned to mitigate the initial impacts of COVID-19.  While COVID-19 continues to further evolve into a complicated and prolonged global pandemic, we have implemented additional mitigation measures, such as initiating additional direct fulfillment arrangements with retailers, mitigating single source supplier dependencies, additional cleaning and sanitation within our facilities to maintain a healthy and safe environment for essential on-site functions, enhancing functionality and security of technology for employees who are working from home, and planning the safe reintegration of our on-site workforce as the pandemic evolves, governmental restrictions are gradually lifted and public health guidance evolves.  These mitigation efforts complement our top priorities of ensuring the health and safety of our employees and continuing to serve our customers.  Additional benefits have been provided to many of our employees, including increased flexible work arrangements, remote work access, and flexible paid leave policies.  We are also mitigating impacts to operating income and liquidity by monitoring our expense structure and balance sheet, reducing and prioritizing certain discretionary operating expenses and capital expenditures, and slowing the number of new employees hired.

Although we believe we have taken appropriate actions to help mitigate risks associated with COVID-19 as described above, the duration and magnitude of COVID-19 impacts to our business operations and financial results may be affected by a number of factors including the uncertainty around the evolution of the pandemic, the imposition or relaxation of government restrictions on business and social gathering activities, voluntary behavior changes associated with public health guidance, and those presented below in Item 1A. Risk Factors of this Quarterly Report.

Recent Systems Outage

The Company was the victim of a cyber attack that encrypted some of our systems on July 23, 2020. As a result, many of our online services were interrupted including website functions, customer support, customer facing applications, and company communications. We immediately began to assess the nature of the attack and started remediation. We have no indication that any customer data, including payment information from Garmin Pay™, was accessed, lost or stolen. Additionally, the functionality of Garmin products was not affected, other than the ability to access online services.  Critical affected business systems have been restored. We do not expect any material impact to our operations or financial results because of this outage.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	June 27, 2020	June 29, 2019
Net sales	100%	100%
Cost of goods sold	41%	40%
Gross profit	59%	60%
Advertising	3%	4%
Selling, general and administrative	15%	13%
Research and development	19%	16%
Total operating expenses	38%	33%
Operating income	22%	27%
Other income (expense)	1%	2%
Income before income taxes	23%	29%
Income tax provision	2%	5%
Net income	21%	23%

	26-Weeks Ended
	June 27, 2020	June 29, 2019
Net sales	100%	100%
Cost of goods sold	41%	40%
Gross profit	59%	60%
Advertising	3%	4%
Selling, general and administrative	16%	15%
Research and development	19%	17%
Total operating expenses	38%	36%
Operating income	21%	24%
Other income (expense)	1%	2%
Income before income taxes	22%	26%
Income tax provision	2%	5%
Net income	20%	21%

The segment table located in Note 4 to the Condensed Consolidated Financial Statements sets forth the Company’s results of operations (in thousands) including net sales, gross profit, and operating income for each of the Company’s five reportable segments during the periods shown. For each line item in the table, the total of the fitness, outdoor, aviation, auto, and marine segments’ amounts equals the amount in the Condensed Consolidated Statements of Income included in Item 1.

Comparison of 13-Weeks ended June 27, 2020 and June 29, 2019

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

Net Sales	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$294,642	17%	$251,653
Percentage of Total Net Sales	34%		26%
Outdoor	206,200	(2%)	210,404
Percentage of Total Net Sales	24%		22%
Aviation	126,140	(31%)	183,965
Percentage of Total Net Sales	14%		19%
Auto	85,058	(46%)	157,411
Percentage of Total Net Sales	10%		17%
Marine	157,827	4%	151,407
Percentage of Total Net Sales	18%		16%
Total	$869,867	(9%)	$954,840

Net sales declined 9% for the 13-week period ended June 27, 2020 when compared to the year-ago quarter. The net sales decline was primarily a result of COVID-19 impacts to our business.  Sales in each of our segments were significantly impacted early in the current year quarter but improved throughout the quarter.  The fitness and marine segments were able to achieve net sales growth when compared to the year-ago quarter and were able to partially offset declines in the outdoor, aviation, and auto segments.  Fitness was the largest portion of our revenue mix at 34% in the second quarter of 2020 compared to 26% in the second quarter of 2019.  Total unit sales in the second quarter of 2020 decreased to 3,093 when compared to total unit sales of 3,838 in the second quarter of 2019, which was a larger decrease than that of revenue primarily due to shifts in segment and product mix.

Fitness segment revenue increased 17% when compared to the year-ago quarter, primarily driven by sales growth in advanced wearables and cycling products.  Marine segment revenue increased 4% when compared to the year-ago quarter, primarily driven by sales growth in multiple product categories, led primarily by chartplotters and advanced sonars. Outdoor segment revenue declined 2% when compared to the year-ago quarter, as declines in handhelds were mostly offset by strong demand of adventure watches.  Aviation segment revenue declined 31% from the year-ago quarter, primarily due to the pandemic’s negative impact to OEM and aftermarket product categories, and the ADS-B market rapidly maturing.  Auto segment revenue declined 46% from the year-ago quarter, as auto PND and auto OEM sales were unfavorably impacted by the pandemic, which resulted in less driving activity and lower production of new vehicles associated with factory closures and reduced demand during the second quarter of 2020.

Gross Profit

Gross Profit	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$156,817	16%	$135,136
Percentage of Segment Net Sales	53%		54%
Outdoor	133,189	(2%)	135,508
Percentage of Segment Net Sales	65%		64%
Aviation	92,036	(33%)	138,177
Percentage of Segment Net Sales	73%		75%
Auto	39,918	(47%)	74,861
Percentage of Segment Net Sales	47%		48%
Marine	93,470	2%	91,683
Percentage of Segment Net Sales	59%		61%
Total	$515,430	(10%)	$575,365
Percentage of Total Net Sales	59%		60%

 Gross profit dollars in the second quarter of 2020 decreased 10%, primarily due to the decline in net sales compared to the year-ago quarter, as described above.  Consolidated gross margin decreased slightly when compared to the year-ago quarter, primarily due to increased freight expense associated with higher air shipment costs and segment mix. Gross margin was relatively flat in the fitness, outdoor and auto segments, and decreased in the aviation and marine segments when compared to the year-ago quarter.

The aviation segment gross margin decrease of 210 basis points was primarily attributable to product mix.  The marine segment gross margin decrease of 130 basis points was primarily attributable to higher freight costs.

Advertising Expense

Advertising	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$13,219	(26%)	$17,928
Percentage of Segment Net Sales	4%		7%
Outdoor	8,491	(29%)	11,965
Percentage of Segment Net Sales	4%		6%
Aviation	490	(70%)	1,642
Percentage of Segment Net Sales	0%		1%
Auto	1,615	(63%)	4,403
Percentage of Segment Net Sales	2%		3%
Marine	5,470	(2%)	5,585
Percentage of Segment Net Sales	3%		4%
Total	$29,285	(29%)	$41,523
Percentage of Total Net Sales	3%		4%

Advertising expense as a percent of revenue was slightly lower when compared to the year-ago quarter and decreased 29% in absolute dollars. The total absolute dollar decrease was primarily attributable to decreased media advertising in the fitness and outdoor segments.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$42,648	7%	$39,964
Percentage of Segment Net Sales	14%		16%
Outdoor	32,002	5%	30,409
Percentage of Segment Net Sales	16%		14%
Aviation	18,871	20%	15,683
Percentage of Segment Net Sales	15%		9%
Auto	15,843	(18%)	19,373
Percentage of Segment Net Sales	19%		12%
Marine	22,652	(3%)	23,309
Percentage of Segment Net Sales	14%		15%
Total	$132,016	3%	$128,738
Percentage of Total Net Sales	15%		13%

Selling, general and administrative expense increased 3% in absolute dollars and was 170 basis points higher as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the second quarter of 2020 was primarily attributable to increased personnel and information technology costs, partially offset by lower legal related costs.

Research and Development Expense

Research & Development	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$28,969	8%	$26,831
Percentage of Segment Net Sales	10%		11%
Outdoor	25,282	16%	21,798
Percentage of Segment Net Sales	12%		10%
Aviation	57,109	6%	54,018
Percentage of Segment Net Sales	45%		29%
Auto	32,585	24%	26,177
Percentage of Segment Net Sales	38%		17%
Marine	21,795	9%	20,059
Percentage of Segment Net Sales	14%		13%
Total	$165,740	11%	$148,883
Percentage of Total Net Sales	19%		16%

Research and development expense as a percent of revenue increased 350 basis points when compared to the year-ago quarter and increased 11% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs related to wearable, aviation, and auto OEM product development. The aviation segment increase as a percent of revenue was primarily due to the decline in sales, as described above.  The auto segment increase in absolute dollars and as a percent of revenue was primarily attributable to auto OEM product development, in addition to the impact of the decline in sales, as described above. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

Operating Income	13-Weeks Ended June 27, 2020	Year-over-Year Change	13-Weeks Ended June 29, 2019
Fitness	$71,981	43%	$50,413
Percentage of Segment Net Sales	24%		20%
Outdoor	67,414	(5%)	71,336
Percentage of Segment Net Sales	33%		34%
Aviation	15,566	(77%)	66,834
Percentage of Segment Net Sales	12%		36%
Auto	(10,125)	(141%)	24,908
Percentage of Segment Net Sales	(12%)		16%
Marine	43,553	2%	42,730
Percentage of Segment Net Sales	28%		28%
Total	$188,389	(26%)	$256,221
Percentage of Total Net Sales	22%		27%

Operating income declined 26% in absolute dollars and 520 basis points as a percent of revenue when compared to the year-ago quarter. The decline in operating income in the current quarter was primarily attributable to revenue declines, as described above, a slight reduction in gross margin, and increased total operating expenses, as discussed above.  Operating income, in absolute dollars and as a percent of revenue, decreased in the aviation segment primarily due to sales declines in the current quarter, when compared to the year-ago quarter.  The auto segment experienced an operating loss in the current quarter, primarily due to investments in auto OEM product development and lower sales, as described above.

We anticipate that COVID-19 will have a continued unfavorable impact on net sales and profitability of our aviation and auto segments for the remainder of fiscal 2020.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended June 27, 2020	13-Weeks Ended June 29, 2019
Interest income	$10,455	$13,735
Foreign currency (losses) gains	(4,493)	3,413
Other income	3,241	2,409
Total	$9,203	$19,557

The average return on cash and investments, including interest and capital gains/losses, during the second quarter of 2020 was 1.6% compared to 2.2% during the same quarter of 2019. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $4.5 million currency loss recognized in the second quarter of 2020 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Australian Dollar, within the 13-week period ended June 27, 2020. During this period, the U.S. Dollar weakened 2.4% against the Taiwan Dollar, resulting in a loss of $10.8 million, while the U.S. Dollar weakened 13.6% against the Australian Dollar, resulting in a gain of $4.5 million. The remaining net currency gain of $1.8 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $3.4 million currency gain recognized in the second quarter of 2019 was primarily due to the U.S. Dollar weakening against the Euro and strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the British Pound Sterling, within the 13-week period ended June 29, 2019. During this period, the U.S. Dollar weakened 1.4% against the Euro and strengthened 0.3% against the Taiwan Dollar, resulting in gains of $3.7 million and $1.7 million, respectively, while the U.S. Dollar strengthened 2.6% against the British Pound Sterling, resulting in a loss of

$0.7 million. The remaining net currency loss of $1.3 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $13.4 million in the 13-week period ended June 27, 2020, compared to income tax expense of $52.1 million in the 13-week period ended June 29, 2019. The effective tax rate was 6.8% in the second quarter of 2020, compared to 18.9% in the second quarter of 2019. Excluding a $14.3 million income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring, the effective tax rate in the second quarter of 2020 decreased 490 basis points compared to the effective tax rate in the prior year quarter.  The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

Net Income

As a result of the above, net income for the 13-week period ended June 27, 2020 was $184.2 million compared to $223.7 million for the 13-week period ended June 29, 2019, a decrease of $39.5 million.

Comparison of 26-Weeks ended June 27, 2020 and June 29, 2019

Net Sales

Net Sales	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$518,242	20%	$431,908
Percentage of Total Net Sales	30%		25%
Outdoor	381,302	5%	364,455
Percentage of Total Net Sales	22%		21%
Aviation	314,739	(11%)	354,741
Percentage of Total Net Sales	18%		21%
Auto	190,860	(33%)	284,410
Percentage of Total Net Sales	11%		17%
Marine	320,832	12%	285,376
Percentage of Total Net Sales	19%		17%
Total	$1,725,975	0%	$1,720,890

Net sales for the 26-week period ended June 27, 2020 were flat when compared to the year-ago period. The growth in net sales in the first quarter of 2020 generally offset declines in the second quarter of 2020, when compared to the respective year-ago quarters.  Fitness was the largest portion of our revenue mix at 30% in the first half of 2020 compared to 25% in the first half of 2019.  Total unit sales in the first half of 2020 decreased to 6,024 when compared to total unit sales of 7,019 in the first half of 2019, primarily due to shifts in segment and product mix and the impacts of COVID-19 to our net sales during the second quarter of 2020.

Fitness segment revenue increased 20% when compared to the year-ago period, primarily driven by sales growth in advanced wearables and cycling products.  Outdoor segment revenue increased 5% when compared to the year-ago period, primarily driven by sales growth in adventure watches. Marine segment revenue increased 12% when compared to the year-ago period, primarily driven by sales growth in multiple product categories, led primarily by chartplotters and advanced sonars. Aviation segment revenue decreased 11% from the year-ago period, primarily due to the pandemic’s negative impact to OEM and aftermarket product categories, and the ADS-B market rapidly maturing.  Auto segment revenue decreased 33% from the year-ago period, primarily due to the ongoing PND market contraction and lower auto OEM sales, factors which were compounded in the second quarter of 2020 by COVID-19 and its associated impact on consumers, retailers, and the automotive manufacturers.

Gross Profit

Gross Profit	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$269,142	19%	$225,970
Percentage of Segment Net Sales	52%		52%
Outdoor	245,447	5%	232,996
Percentage of Segment Net Sales	64%		64%
Aviation	230,844	(13%)	266,160
Percentage of Segment Net Sales	73%		75%
Auto	89,257	(32%)	132,198
Percentage of Segment Net Sales	47%		46%
Marine	187,680	11%	169,739
Percentage of Segment Net Sales	58%		59%
Total	$1,022,370	0%	$1,027,063
Percentage of Total Net Sales	59%		60%

 Gross profit dollars in the first half of 2020 remained relatively flat when compared to the year-ago period. Gross margin was relatively flat in the fitness, outdoor, auto, and marine segments, and decreased in the aviation segment when compared to the year-ago period.

The aviation segment gross margin decrease of 170 basis points was primarily attributable to product mix.

Advertising Expense

Advertising	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$23,358	(16%)	$27,917
Percentage of Segment Net Sales	5%		6%
Outdoor	15,398	(20%)	19,136
Percentage of Segment Net Sales	4%		5%
Aviation	1,802	(37%)	2,865
Percentage of Segment Net Sales	1%		1%
Auto	3,995	(45%)	7,305
Percentage of Segment Net Sales	2%		3%
Marine	11,612	(3%)	11,916
Percentage of Segment Net Sales	4%		4%
Total	$56,165	(19%)	$69,139
Percentage of Total Net Sales	3%		4%

Advertising expense as a percent of revenue was slightly lower when compared to the year-ago period and decreased 19% in absolute dollars. The total absolute dollar decrease was primarily attributable to decreased media advertising in the fitness and outdoor segments.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$85,301	10%	$77,538
Percentage of Segment Net Sales	16%		18%
Outdoor	65,072	11%	58,711
Percentage of Segment Net Sales	17%		16%
Aviation	37,647	20%	31,311
Percentage of Segment Net Sales	12%		9%
Auto	33,149	(14%)	38,668
Percentage of Segment Net Sales	17%		14%
Marine	48,033	(3%)	49,291
Percentage of Segment Net Sales	15%		17%
Total	$269,202	5%	$255,519
Percentage of Total Net Sales	16%		15%

Selling, general and administrative expense increased 5% in absolute dollars and was slightly higher as a percent of revenue compared to the year-ago period. The absolute dollar increase in the first half of 2020 was primarily attributable to expenses from recent acquisitions and increased personnel and information technology costs, partially offset by lower legal related costs.

Research and Development Expense

Research & Development	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$57,491	11%	$51,978
Percentage of Segment Net Sales	11%		12%
Outdoor	50,396	20%	41,859
Percentage of Segment Net Sales	13%		11%
Aviation	116,508	8%	107,533
Percentage of Segment Net Sales	37%		30%
Auto	62,413	18%	53,104
Percentage of Segment Net Sales	33%		19%
Marine	44,323	10%	40,327
Percentage of Segment Net Sales	14%		14%
Total	$331,131	12%	$294,801
Percentage of Total Net Sales	19%		17%

Research and development expense as a percent of revenue increased 210 basis points when compared to the year-ago period and increased 12% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs related to wearable, aviation, and auto OEM product development. The aviation segment increase as a percent of revenue was primarily due to the decline in sales, as described above.  The auto segment increase in absolute dollars and as a percent of revenue was primarily attributable to auto OEM product development, in addition to the decline in sales, as described above. Our research and development spending is focused on product development, improving existing software capabilities, and exploring new categories.

Operating Income

Operating Income	26-Weeks Ended June 27, 2020	Year-over-Year Change	26-Weeks Ended June 29, 2019
Fitness	$102,992	50%	$68,537
Percentage of Segment Net Sales	20%		16%
Outdoor	114,581	1%	113,290
Percentage of Segment Net Sales	30%		31%
Aviation	74,887	(40%)	124,451
Percentage of Segment Net Sales	24%		35%
Auto	(10,300)	(131%)	33,121
Percentage of Segment Net Sales	(5%)		12%
Marine	83,712	23%	68,205
Percentage of Segment Net Sales	26%		24%
Total	$365,872	(10%)	$407,604
Percentage of Total Net Sales	21%		24%

Operating income decreased 10% in absolute dollars and 250 basis points as a percent of revenue when compared to the year-ago period. The decrease in operating income was due to declines experienced during the second quarter of 2020 when compared to the year-ago quarter, which was partially offset by operating income growth in the first quarter of 2020 when compared to the year-ago quarter.  Operating income, in absolute dollars and as a percent of revenue, decreased in the aviation segment primarily due to sales declines in the second quarter of 2020 when compared to the second quarter of 2019.  The auto segment experienced an operating loss in the 26-week period ended June 27, 2020, primarily due to investments in auto OEM product development and lower sales, as described above.

We anticipate that COVID-19 will have a continued unfavorable impact on net sales and profitability of our aviation and auto segments for the remainder of fiscal 2020.

Other Income (Expense)

Other Income (Expense)	26-Weeks Ended June 27, 2020	26-Weeks Ended June 29, 2019
Interest income	$22,481	$27,439
Foreign currency (losses) gains	(19,916)	3,727
Other income	6,789	3,273
Total	$9,354	$34,439

The average returns on cash and investments, including interest and capital gains/losses, during the 26-week period ended June 27, 2020 and the 26-week period ended June 29, 2019 were 1.7% and 2.2%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $19.9 million currency loss recognized in the 26-week period ended June 27, 2020 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar and strengthening against the British Pound Sterling and Australian Dollar within the 26-week period ended June 27, 2020. During this period, the U.S. Dollar weakened 2.1% against the Taiwan Dollar, resulting in a loss of $8.7 million, while the U.S. Dollar strengthened 5.7% against the British Pound Sterling and 0.9% against the Australian Dollar, resulting in losses of $2.5 million and $0.5 million, respectively. The remaining net currency loss of $8.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $3.7 million currency gain recognized in the 26-week period ended June 29, 2019 was primarily due to the strengthening of the U.S. Dollar against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro, within the 26-week period ended June 29, 2019. During this period, the U.S. Dollar strengthened 1.2% against the Taiwan Dollar, resulting in a gain of $7.4 million, while the U.S. Dollar strengthened 0.6% against the Euro, resulting in a loss of $4.1 million.  The remaining net currency gain of $0.4 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $29.9 million in the first half of 2020 compared to income tax expense of $78.2 million in the first half of 2019. The effective tax rate was 8.0% in the first half of 2020, compared to 17.7% in the first half of 2019. Excluding a $14.3 million income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with the 2014 intercompany restructuring, the effective tax rate in the first half of 2020 decreased 590 basis points compared to the effective tax rate in the first half of 2019. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

Net Income

As a result of the above, net income for the 26-week period ended June 27, 2020 was $345.4 million compared to $363.8 million for the 26-week period ended June 29, 2019, a decrease of $18.5 million.

Liquidity and Capital Resources

As of June 27, 2020, we had approximately $2.7 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first half of 2020 and 2019 were approximately 1.7% and 2.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	26-Weeks Ended	26-Weeks Ended
	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$425,111	$275,218

The $149.9 million increase in cash provided by operating activities during the first half of 2020 compared to the first half of 2019 was due to a decrease in cash used in working capital of $148.8 million (which included an increase of $171.9 million in net receipts of accounts receivable, a decrease of $11.1 million in cash paid for inventory, an increase of $57.4 million net cash used in accounts payable, and a decrease of $23.2 million net cash used in other activities) offset by an increase of $2.2 million net cash used for income taxes. Additional changes were due to the year over year decrease in net income of $18.5 million and an increase in other non-cash adjustments to net income of $21.8 million.

Investing Activities

	26-Weeks Ended	26-Weeks Ended
	June 27, 2020	June 29, 2019
Net cash provided by (used in) investing activities	$114,938	$(346,399)

The $461.3 million increase in cash provided by investing activities during the first half of 2020 compared to the first half of 2019 was primarily due to an increase in net redemptions of marketable securities of $229.8 million, a decrease in cash payments for acquisitions of $268.1 million, and partially offset by increased net purchases of property and equipment of $36.1 million.

Financing Activities

	26-Weeks Ended	26-Weeks Ended
	June 27, 2020	June 29, 2019
Net cash used in financing activities	$(214,131)	$(308,877)

The $94.7 million decrease in cash used in financing activities during the first half of 2020 compared to the first half of 2019 was primarily due to a decrease in cash dividends of $91.4 million associated with the timing of dividend payments that resulted in three dividend payments in the first half of 2019 compared to two dividend payments in the first half of 2020.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 27, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes during the 13-week and 26-week periods ended June 27, 2020 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 27, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 27, 2020 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, as supplemented by the risk factors set forth below.  These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following is an amended and restated version of a risk factor included in “Item 1A. Risk Factors” of our Form 10-Q for the period ended March 28, 2020, and supplemental to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

The novel coronavirus (COVID-19) pandemic has had and will continue to have significant impacts on our business.

The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which thus far in fiscal 2020 has resulted in, and we expect will continue to result in, reduced overall demand for certain of our products, impacts on our distribution channels, and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, the nature and duration of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments or vaccines, along with the effectiveness of our response, that may affect the magnitude of effects to our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and is expected to continue to be, adversely affected in several ways.  Consumers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions.  Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand.  The adverse impacts of the pandemic have created economic stress in the global marketplace, high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty.  These conditions have affected and are expected to continue to affect the willingness or ability of customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed.

Our supply chain may also be adversely impacted by COVID-19.  We may be unable to procure, or experience delays in procuring, certain components from our suppliers, and the cost of procuring components could increase.  Reduced demand for our products has resulted in, and may continue to result in, reduced utilization of certain of our manufacturing facilities and higher per-unit costs for certain products.  Certain of our manufacturing facilities may also experience inopportune temporary closures or reduced hours, which could adversely affect the costs incurred to produce our products and our ability to meet demand.

COVID-19 has had and will continue to have several other operational impacts on our business, which will or may include employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of trade shows and events that are otherwise important in the development, marketing, and sale of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and are expected to continue to incur increased costs as we provide additional benefits to assist our employees during the COVID-19 pandemic and provide a safe and healthy workplace for employees who continue to work in our facilities.  Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for certain of our products could result in obsolescence of certain inventory.  If the economy experiences a sustained downturn of significant proportion that impacts our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

The risks and impacts associated with COVID-19 described above are not the only ones that that affect our Company. Other risks presented in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019, such as gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic. Additionally, there are unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

The following is an amended and restated version of a risk factor included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

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

Actual or anticipated attacks and risks have caused and are expected to continue to cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure.  If we fail to reasonably maintain the security of confidential information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.  In addition, a system breach could result in other negative consequences, including disruption of internal operations, and may subject us to private litigation, government investigations, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs.

The Company was the victim of a cyber attack that encrypted some of our systems on July 23, 2020. As a result, many of our online services were interrupted including website functions, customer support, customer facing applications, and company communications. We immediately began to assess the nature of the attack and started remediation. We have no indication that any customer data, including payment information from Garmin Pay™, was accessed, lost or stolen. Additionally, the functionality of Garmin products was not affected, other than the ability to access online services.  We do not expect any material impact to our operations or financial results because of this outage, although we may suffer negative consequences, including those described in the paragraphs above, beyond our current expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: July 29, 2020

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2020).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)