Form 10-Q
period 2020-09-26
GARMIN LTD
filed 2020-10-28
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of October 23, 2020

Registered Shares, CHF 0.10 par value:  191,237,445 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 26, 2020

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,223,516	$1,027,567
Marketable securities	430,164	376,463
Accounts receivable, net	658,000	706,763
Inventories	821,377	752,908
Deferred costs	21,067	25,105
Prepaid expenses and other current assets	187,746	169,044
Total current assets	3,341,870	3,057,850

Property and equipment, net	813,561	728,921
Operating lease right-of-use assets	74,949	63,589

Restricted cash	293	71
Marketable securities	1,058,103	1,205,475
Deferred income taxes	247,502	268,518
Noncurrent deferred costs	17,676	23,493
Intangible assets, net	818,781	659,629
Other assets	177,934	159,253
Total assets	$6,550,669	$6,166,799

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$235,467	$240,831
Salaries and benefits payable	137,859	128,426
Accrued warranty costs	40,002	39,758
Accrued sales program costs	76,255	112,578
Deferred revenue	88,042	94,562
Accrued royalty costs	15,389	15,401
Accrued advertising expense	25,905	35,142
Other accrued expenses	105,731	95,060
Income taxes payable	48,342	56,913
Dividend payable	349,964	217,262
Total current liabilities	1,122,956	1,035,933

Deferred income taxes	124,746	114,754
Noncurrent income taxes	75,186	105,771
Noncurrent deferred revenue	52,715	67,329
Noncurrent operating lease liabilities	58,416	49,238
Other liabilities	12,309	278

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 191,237 shares outstanding at September 26, 2020 and 190,686 shares outstanding at December 28, 2019	17,979	17,979
Additional paid-in capital	1,872,519	1,835,622
Treasury stock	(326,294)	(345,040)
Retained earnings	3,421,159	3,229,061
Accumulated other comprehensive income	118,978	55,874
Total stockholders’ equity	5,104,341	4,793,496
Total liabilities and stockholders’ equity	$6,550,669	$6,166,799

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,109,194	$934,383	$2,835,168	$2,655,273
Cost of goods sold	441,211	366,925	1,144,816	1,060,752
Gross profit	667,983	567,458	1,690,352	1,594,521

Advertising expense	33,866	32,668	90,031	101,808
Selling, general and administrative expenses	142,134	124,769	411,335	380,289
Research and development expense	174,882	148,561	506,013	443,361
Total operating expense	350,882	305,998	1,007,379	925,458

Operating income	317,101	261,460	682,973	669,063

Other income (expense):
Interest income	7,777	12,309	30,258	39,748
Foreign currency gains (losses)	10,113	(16,296)	(9,802)	(12,568)
Other income (expense)	1,726	294	8,515	3,567
Total other income (expense)	19,616	(3,693)	28,971	30,747

Income before income taxes	336,717	257,767	711,944	699,810

Income tax provision	23,300	29,901	53,168	108,115

Net income	$313,417	$227,866	$658,776	$591,695

Net income per share:
Basic	$1.64	$1.20	$3.45	$3.12
Diluted	$1.63	$1.19	$3.44	$3.10

Weighted average common shares outstanding:
Basic	191,234	190,102	191,021	189,853
Diluted	191,998	190,962	191,760	190,790

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$313,417	$227,866	$658,776	$591,695
Foreign currency translation adjustment	26,721	(18,885)	45,358	(27,805)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	2,528	4,794	17,746	39,965
Comprehensive income	$342,666	$213,775	$721,880	$603,855

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 26, 2020 and September 28, 2019

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 29, 2019	$17,979	$1,825,135	$(368,200)	$2,641,371	$34,681	$4,150,966
Net income	—	—	—	227,866	—	227,866
Translation adjustment	—	—	—	—	(18,885)	(18,885)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $657	—	—	—	—	4,794	4,794
Comprehensive income						213,775
Dividends declared	—	—	—	(421)	—	(421)
Issuance of treasury stock related to equity awards	—	(30)	30	—	—	—
Stock compensation	—	16,591	—	—	—	16,591
Purchase of treasury stock related to equity awards	—	—	(17)	—	—	(17)
Balance at September 28, 2019	$17,979	$1,841,696	$(368,187)	$2,868,816	$20,590	$4,380,894

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861
Net income	—	—	—	313,417	—	313,417
Translation adjustment	—	—	—	—	26,721	26,721
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $31	—	—	—	—	2,528	2,528
Comprehensive income						342,666
Dividends declared	—	—	—	(26)	—	(26)
Issuance of treasury stock related to equity awards	—	(1,207)	1,207	—	—	—
Stock compensation	—	22,031	—	—	—	22,031
Purchase of treasury stock related to equity awards	—	—	(1,191)	—	—	(1,191)
Balance at September 26, 2020	$17,979	$1,872,519	$(326,294)	$3,421,159	$118,978	$5,104,341

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 26, 2020 and September 28, 2019

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	591,695	—	591,695
Translation adjustment	—	—	—	—	(27,805)	(27,805)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,968	—	—	—	—	39,965	39,965
Comprehensive income						603,855
Dividends declared ($2.28 per share)	—	—	—	(433,498)	—	(433,498)
Issuance of treasury stock related to equity awards	—	(29,495)	42,477	—	—	12,982
Stock compensation	—	47,553	—	—	—	47,553
Purchase of treasury stock related to equity awards	—	—	(12,972)	—	—	(12,972)
Balance at September 28, 2019	$17,979	$1,841,696	$(368,187)	$2,868,816	$20,590	$4,380,894

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	658,776	—	658,776
Translation adjustment	—	—	—	—	45,358	45,358
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,903	—	—	—	—	17,746	17,746
Comprehensive income						721,880
Dividends declared ($2.44 per share)	—	—	—	(466,678)	—	(466,678)
Issuance of treasury stock related to equity awards	—	(16,618)	31,820	—	—	15,202
Stock compensation	—	53,515	—	—	—	53,515
Purchase of treasury stock related to equity awards	—	—	(13,074)	—	—	(13,074)
Balance at September 26, 2020	$17,979	$1,872,519	$(326,294)	$3,421,159	$118,978	$5,104,341

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 26, 2020	September 28, 2019
Operating Activities:
Net income	$658,776	$591,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,141	52,503
Amortization	32,969	25,112
Gain on sale of property and equipment	(1,815)	(5)
Unrealized foreign currency losses	4,384	14,653
Deferred income taxes	14,353	18,012
Stock compensation expense	53,515	47,553
Realized gain on marketable securities	(1,316)	(213)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	59,474	15,244
Inventories	(56,063)	(178,121)
Other current and non-current assets	(27,019)	(86,538)
Accounts payable	(11,939)	27,523
Other current and non-current liabilities	(18,299)	(54,401)
Deferred revenue	(21,148)	(7,750)
Deferred costs	9,855	6,326
Income taxes payable	(53,419)	(7,423)
Net cash provided by operating activities	699,449	464,170

Investing activities:
Purchases of property and equipment	(137,072)	(91,469)
Proceeds from sale of property and equipment	1,965	370
Purchase of intangible assets	(1,643)	(1,862)
Purchase of marketable securities	(702,487)	(333,320)
Redemption of marketable securities	808,554	333,783
Acquisitions, net of cash acquired	(148,648)	(275,310)
Net cash used in investing activities	(179,331)	(367,808)

Financing activities:
Dividends	(333,975)	(308,905)
Proceeds from issuance of treasury stock related to equity awards	15,202	12,982
Purchase of treasury stock related to equity awards	(13,074)	(12,972)
Net cash used in financing activities	(331,847)	(308,895)

Effect of exchange rate changes on cash and cash equivalents	7,900	(11,834)

Net increase (decrease) in cash, cash equivalents, and restricted cash	196,171	(224,367)
Cash, cash equivalents, and restricted cash at beginning of period	1,027,638	1,201,805
Cash, cash equivalents, and restricted cash at end of period	$1,223,809	$977,438

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2020

(In thousands, except per share information)

1.	Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Item 2 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 26, 2020 are not necessarily indicative of the results that may be expected for the year ending December 26, 2020.

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

The Company’s fiscal year is based on a 52-53 week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 26, 2020 and September 28, 2019 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Other than the policy discussed below, there were no material changes to the Company’s significant accounting policies during the 39-week period ended September 26, 2020.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  All of the Company’s marketable securities were considered available-for-sale as of September 26, 2020 and December 28, 2019. Available-for-sale securities are stated at fair value.

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

2.	Inventories

The components of inventories consist of the following:

	September 26, 2020	December 28, 2019
Raw materials	$291,111	$260,070
Work-in-process	137,587	133,157
Finished goods	392,679	359,681
Inventories	$821,377	$752,908

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	13-Weeks Ended
	September 26, 2020	September 28, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$313,417	$227,866

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,234	190,102

Effect of dilutive equity awards	764	860

Denominator for diluted net income per share – adjusted weighted-average common shares	191,998	190,962

Basic net income per share	$1.64	$1.20

Diluted net income per share	$1.63	$1.19

	39-Weeks Ended
	September 26, 2020	September 28, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$658,776	$591,695

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,021	189,853

Effect of dilutive equity awards	739	937

Denominator for diluted net income per share – adjusted weighted-average common shares	191,760	190,790

Basic net income per share	$3.45	$3.12

Diluted net income per share	$3.44	$3.10

There were 409 and 410 anti-dilutive stock options, stock appreciation rights and restricted stock units (collectively “equity awards”) excluded from the computations of diluted net income per share for the 13-week and 39-week periods ended September 26, 2020, respectively, and 398 and 266 anti-dilutive equity awards excluded from the computations of diluted net income per share for the 13-week and 39-week periods ended September 28, 2019, respectively.

There were 15 net shares issued as a result of exercises and releases of equity awards for the 13-week period ended September 26, 2020, and there were less than 1 net shares issued as a result of exercises and releases of equity awards for the 13-week period ended  September 28, 2019.

There were 355 and 396 net shares issued as a result of exercises and releases of equity awards for the 39-week periods ended September 26, 2020 and September 28, 2019, respectively.

There were 196 employee stock purchase plan (ESPP) shares issued from outstanding Treasury stock during the 39-week period ended September 26, 2020.

There were 245 ESPP shares issued from outstanding Treasury stock during the 39-week period ended September 28, 2019.

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

Net sales (“revenue”), gross profit, and operating income for each of the Company’s reportable segments are presented below.

	Reportable Segments
	Fitness	Outdoor	Aviation	Auto	Marine	Total
13-Weeks Ended September 26, 2020
Net sales	$328,446	$334,844	$151,112	$129,355	$165,437	$1,109,194
Gross profit	177,794	223,704	107,927	58,135	100,423	667,983
Operating income	87,083	147,477	28,597	3,462	50,482	317,101

13-Weeks Ended September 28, 2019
Net sales	$243,099	$258,294	$187,574	$137,722	$107,694	$934,383
Gross profit	126,835	170,846	139,688	65,814	64,275	567,458
Operating income	49,831	105,051	65,713	20,857	20,008	261,460

39-Weeks Ended September 26, 2020
Net sales	$846,688	$716,146	$465,850	$320,215	$486,269	$2,835,168
Gross profit	446,936	469,150	338,770	147,393	288,103	1,690,352
Operating income	190,075	262,057	103,483	(6,837)	134,195	682,973

39-Weeks Ended September 28, 2019
Net sales	$675,007	$622,748	$542,316	$422,132	$393,070	$2,655,273
Gross profit	352,805	403,842	405,848	198,012	234,014	1,594,521
Operating income	118,369	218,340	190,164	53,978	88,212	669,063

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 26, 2020 and September 28, 2019. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Americas	$521,869	$439,113	$1,372,360	$1,289,409
EMEA	407,859	344,010	1,042,928	942,625
APAC	179,466	151,260	419,880	423,239
Net sales to external customers	$1,109,194	$934,383	$2,835,168	$2,655,273

Net property and equipment by geographic region as of September 26, 2020 and September 28, 2019 are presented below.

	Americas	APAC	EMEA	Total
September 26, 2020
Property and equipment, net	$465,575	$255,656	$92,330	$813,561

September 28, 2019
Property and equipment, net	$431,062	$217,184	$62,345	$710,591

5.	Warranty Reserves

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

	13-Weeks Ended
	September 26, 2020	September 28, 2019
Balance - beginning of period	$39,293	$39,330
Accrual for products sold (1)	15,613	12,981
Expenditures	(14,904)	(14,313)
Balance - end of period	$40,002	$37,998

	39-Weeks Ended
	September 26, 2020	September 28, 2019
Balance - beginning of period	$39,758	$38,276
Accrual for products sold (1)	47,140	41,196
Expenditures	(46,896)	(41,474)
Balance - end of period	$40,002	$37,998

(1)	Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6.	Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 26, 2020 was approximately $646,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistic providers within short periods of time.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 26, 2020. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 26, 2020 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7.	Income Taxes

The Company recorded income tax expense of $23,300 in the 13-week period ended September 26, 2020, compared to income tax expense of $29,901 in the 13-week period ended September 28, 2019. The effective tax rate was 6.9% in the third quarter of 2020, compared to 11.6% in the third quarter of 2019. The effective tax rate in the third quarter of 2020 decreased 470 basis points compared to the effective tax rate in the prior year quarter. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

The Company recorded income tax expense of $53,168 in the first three quarters of 2020, compared to income tax expense of $108,115 in the first three quarters of 2019. The effective tax rate was 7.5% in the first three quarters of 2020, compared to 15.4% in the first three quarters of 2019. Excluding a $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring, the effective tax rate in the first three quarters of 2020 decreased 600 basis points compared to the effective tax rate in the first three quarters of the prior year. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,728	$27	$—	$11,755
Agency securities	Level 2	7,564	95	—	7,659
Mortgage-backed securities	Level 2	269,354	1,170	(2,934)	267,590
Corporate securities	Level 2	940,340	26,025	(2,671)	963,694
Municipal securities	Level 2	188,276	3,617	(224)	191,669
Other	Level 2	47,556	166	(1,822)	45,900
Total		$1,464,818	$31,100	$(7,651)	$1,488,267

	Available-For-Sale Securities as of December 28, 2019
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$15,204	$5	$(30)	$15,179
Agency securities	Level 2	64,582	120	(27)	64,675
Mortgage-backed securities	Level 2	256,417	90	(2,485)	254,022
Corporate securities	Level 2	980,590	8,806	(3,746)	985,650
Municipal securities	Level 2	163,898	1,092	(235)	164,755
Other	Level 2	98,246	111	(700)	97,657
Total		$1,578,937	$10,224	$(7,223)	$1,581,938

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $9,701 as of September 26, 2020, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.  The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income.  No accrued interest was written off during the 39-week period ended September 26, 2020.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Condensed Consolidated Statements of Income.  Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets.  The cost of securities sold is based on the specific identification method.  Approximately 22% of securities in the Company’s portfolio were at an unrealized loss position as of September 26, 2020.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 26, 2020 and December 28, 2019.

	As of September 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(2,836)	140,783	(98)	2,620	(2,934)	143,403
Corporate securities	(2,013)	182,555	(658)	13,540	(2,671)	196,095
Municipal securities	(224)	34,921	—	—	(224)	34,921
Other	(1,249)	20,874	(573)	3,254	(1,822)	24,128
Total	$(6,322)	$379,133	$(1,329)	$19,414	$(7,651)	$398,547

	As of December 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(30)	$13,087	$(30)	$13,087
Agency securities	(16)	20,808	(11)	20,812	(27)	41,620
Mortgage-backed securities	(745)	79,007	(1,740)	86,392	(2,485)	165,399
Corporate securities	(1,585)	183,691	(2,161)	100,926	(3,746)	284,617
Municipal securities	(218)	34,165	(17)	9,522	(235)	43,687
Other	(410)	34,540	(290)	21,559	(700)	56,099
Total	$(2,974)	$352,211	$(4,249)	$252,298	$(7,223)	$604,509

As of September 26, 2020 and December 28, 2019, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 26, 2020, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$429,519	$430,164
Due after one year through five years	970,913	993,068
Due after five years through ten years	59,972	60,946
Due after ten years	4,414	4,089
	$1,464,818	$1,488,267

9.	Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 26, 2020:

	13-Weeks Ended September 26, 2020
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$73,926	$15,803	$89,729
Other comprehensive income before reclassification, net of income tax expense of $31	26,721	3,358	30,079
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $155 included in Income tax provision	—	(830)	(830)
Net current-period other comprehensive income	26,721	2,528	29,249
Balance - end of period	$100,647	$18,331	$118,978

	39-Weeks Ended September 26, 2020
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$55,289	$585	$55,874
Other comprehensive income before reclassification, net of income tax expense of $2,903	45,358	18,861	64,219
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $201 included in Income tax provision	—	(1,115)	(1,115)
Net current-period other comprehensive income	45,358	17,746	63,104
Balance - end of period	$100,647	$18,331	$118,978

10.	Revenue

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

	Auto Revenue by Major Product Category
	13-Weeks Ended		39-Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Auto PND	64%	69%	62%	66%
Auto OEM	36%	31%	38%	34%

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

	13-Weeks Ended		39-Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Point in time	$1,060,718	$886,954	$2,696,593	$2,522,229
Over time	48,476	47,429	138,575	133,044
Net sales	$1,109,194	$934,383	$2,835,168	$2,655,273

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ended September 26, 2020 are presented below:

	39-Weeks Ended
	September 26, 2020
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$161,891	$48,598
Deferrals in period	117,441	13,445
Recognition of deferrals in period	(138,575)	(23,300)
Balance, end of period	$140,757	$38,743

(1)	Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2)	Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $138,575 of deferred revenue recognized in the 39-week period ended September 26, 2020, $77,511 was deferred as of the beginning of the period.

Approximately two-thirds of the $140,757 of deferred revenue at the end of the period, September 26, 2020, is recognized ratably over a period of three years or less.

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

Impacts of COVID-19

The novel coronavirus (COVID-19) pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers, as described below.  The impact to the Company’s financial results was not significant in the first quarter of 2020.  Consolidated net sales and operating income were adversely impacted during the second quarter of 2020 due to limitations on economic activity caused by governmental restrictions and as some of our customers faced economic hardships, although demand for certain of our products and net sales for all of our segments improved throughout the quarter. The positive trend of improved results at the end of second quarter continued in the third quarter of 2020 for most of our products and all of our segments.  As described below in the Results of Operations, our operating segments were not all impacted equally, and the diversity of our business and product offerings helped mitigate the impacts to our consolidated net sales and operating income during the third quarter of 2020.

With pre-existing fundamentals such as trade credit insurance, direct online sales through our webshops, direct fulfillment arrangements with certain retailers, our strong cash and marketable securities position, market and product diversity, a vertically integrated business model, and ample inventory on hand, we were well-positioned to mitigate the initial impacts of COVID-19.  While COVID-19 continues to further evolve into a complicated and prolonged global pandemic, we continue to implement further mitigation measures, such as initiating additional direct fulfillment arrangements with retailers, mitigating single source supplier dependencies, enhancing cleaning and sanitation within our facilities to maintain a healthy and safe environment for essential on-site functions, boosting functionality and security of technology for employees who are working from home, and planning the safe reintegration of our on-site workforce as the pandemic evolves, governmental restrictions are gradually lifted and public health guidance changes.  These mitigation efforts complement our top priorities of ensuring the health and safety of our employees and continuing to serve our customers.  Additional benefits have been provided to many of our employees, including increased flexible work arrangements, remote work access, and flexible paid leave policies.  We are also focused on mitigating impacts to operating income and liquidity by monitoring our expense structure and balance sheet, reducing and prioritizing certain discretionary operating expenses and capital expenditures, and slowing the number of new employees hired.

Sustained adverse impacts to us, our suppliers or our customers may affect the future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, write-down, reserve, or accelerated expense associated with such assets, including marketable securities, accounts receivable, inventories, prepaid expenses, property and equipment, tax assets, goodwill, indefinite and finite-lived intangible assets, capitalized preproduction design and development costs, and other assets.

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

Recent Systems Outage

The Company was the victim of a cyber attack that encrypted some of our systems on July 23, 2020. As a result, many of our online services were interrupted including website functions, customer support, customer facing applications, and company communications. We immediately began to assess the nature of the attack and started remediation. Based on our due diligence and independent forensic analysis, we have no indication that any customer data was accessed, lost or stolen. Additionally, the functionality of Garmin products was not affected, other than the ability to access online services.  Affected systems have been restored.  We have implemented a variety of measures to enhance our IT infrastructure and security in light of the rapidly evolving threat landscape.  The impact of this outage to our operations and financial results was not material during the third quarter of 2020, and we do not expect it to have material impacts on future periods.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	September 26, 2020	September 28, 2019
Net sales	100%	100%
Cost of goods sold	40%	39%
Gross profit	60%	61%
Advertising	3%	3%
Selling, general and administrative	13%	13%
Research and development	16%	16%
Total operating expenses	32%	33%
Operating income	29%	28%
Other income (expense)	2%	(0)%
Income before income taxes	30%	28%
Income tax provision	2%	3%
Net income	28%	24%

	39-Weeks Ended
	September 26, 2020	September 28, 2019
Net sales	100%	100%
Cost of goods sold	40%	40%
Gross profit	60%	60%
Advertising	3%	4%
Selling, general and administrative	15%	14%
Research and development	18%	17%
Total operating expenses	36%	35%
Operating income	24%	25%
Other income (expense)	1%	1%
Income before income taxes	25%	26%
Income tax provision	2%	4%
Net income	23%	22%

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

Comparison of 13-Weeks ended September 26, 2020 and September 28, 2019

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

Net Sales	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$328,446	35%	$243,099
Percentage of Total Net Sales	29%		26%
Outdoor	334,844	30%	258,294
Percentage of Total Net Sales	30%		28%
Aviation	151,112	(19%)	187,574
Percentage of Total Net Sales	14%		20%
Auto	129,355	(6%)	137,722
Percentage of Total Net Sales	12%		15%
Marine	165,437	54%	107,694
Percentage of Total Net Sales	15%		11%
Total	$1,109,194	19%	$934,383

Net sales increased 19% for the 13-week period ended September 26, 2020 when compared to the year-ago quarter.  Outdoor was the largest portion of our revenue mix at 30% in the third quarter of 2020 compared to 28% in the third quarter of 2019.  Total unit sales in the third quarter of 2020 increased to 4,041 when compared to total unit sales of 3,659 in the third quarter of 2019, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix.

Fitness segment revenue increased 35% when compared to the year-ago quarter, primarily driven by sales growth in advanced wearables and cycling products.  Outdoor segment revenue increased 30% when compared to the year-ago quarter, driven by sales growth across all categories led by strong demand for our adventure watches.  Marine segment revenue increased 54% when compared to the year-ago quarter, driven by sales growth in multiple product categories, led primarily by chartplotters. Aviation segment revenue declined 19% from the year-ago quarter, primarily due to fewer shipments to OEM customers and reduced contributions from ADS-B products.  Auto segment revenue declined 6% from the year-ago quarter as declines in personal navigation devices were partially offset by growth in niche categories and new auto OEM programs.

Gross Profit

Gross Profit	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$177,794	40%	$126,835
Percentage of Segment Net Sales	54%		52%
Outdoor	223,704	31%	170,846
Percentage of Segment Net Sales	67%		66%
Aviation	107,927	(23%)	139,688
Percentage of Segment Net Sales	71%		74%
Auto	58,135	(12%)	65,814
Percentage of Segment Net Sales	45%		48%
Marine	100,423	56%	64,275
Percentage of Segment Net Sales	61%		60%
Total	$667,983	18%	$567,458
Percentage of Total Net Sales	60%		61%

 Gross profit dollars in the third quarter of 2020 increased 18%, primarily due to the increase in net sales compared to the year-ago quarter, as described above.  Consolidated gross margin was relatively flat when compared to the year-ago quarter. Gross margin was relatively flat in the outdoor segment, increased in the fitness and marine segments, and decreased in the aviation and auto segments when compared to the year-ago quarter.

The fitness and marine segments gross margin increases of 190 basis points and 100 basis points, respectively, were primarily attributable to product mix. The aviation segment gross margin decrease of 300 basis points was primarily attributable to product mix and higher per-unit manufacturing overhead costs.  These trends are generally expected to continue in the fourth quarter of 2020. The auto segment gross margin decrease of 280 basis points was primarily attributable to product mix associated with growth in new auto OEM programs. This product mix and associated gross margin trend is generally expected to continue in the fourth quarter of 2020 and beyond.

Advertising Expense

Advertising	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$13,444	0%	$13,403
Percentage of Segment Net Sales	4%		6%
Outdoor	12,607	11%	11,327
Percentage of Segment Net Sales	4%		4%
Aviation	511	(57%)	1,189
Percentage of Segment Net Sales	0%		1%
Auto	3,183	11%	2,874
Percentage of Segment Net Sales	2%		2%
Marine	4,121	6%	3,875
Percentage of Segment Net Sales	2%		4%
Total	$33,866	4%	$32,668
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 4% in absolute dollars. The total absolute dollar increase was primarily attributable to increased media advertising in the outdoor segment.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$46,239	25%	$37,119
Percentage of Segment Net Sales	14%		15%
Outdoor	37,160	14%	32,679
Percentage of Segment Net Sales	11%		13%
Aviation	20,225	20%	16,921
Percentage of Segment Net Sales	13%		9%
Auto	16,105	(10%)	17,818
Percentage of Segment Net Sales	12%		13%
Marine	22,405	11%	20,232
Percentage of Segment Net Sales	14%		19%
Total	$142,134	14%	$124,769
Percentage of Total Net Sales	13%		13%

Selling, general and administrative expense increased 14% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the third quarter of 2020 was primarily attributable to increased information technology and personnel related costs.

Research and Development Expense

Research & Development	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$31,028	17%	$26,482
Percentage of Segment Net Sales	9%		11%
Outdoor	26,460	21%	21,789
Percentage of Segment Net Sales	8%		8%
Aviation	58,594	5%	55,865
Percentage of Segment Net Sales	39%		30%
Auto	35,385	46%	24,265
Percentage of Segment Net Sales	27%		18%
Marine	23,415	16%	20,160
Percentage of Segment Net Sales	14%		19%
Total	$174,882	18%	$148,561
Percentage of Total Net Sales	16%		16%

Research and development expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 18% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs across several categories. The aviation segment increase as a percent of revenue was primarily due to the decline in sales, as described above.  The auto segment increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs associated with auto OEM product development and a lower proportion of such costs being capitalized.  This trend is generally expected to continue in the fourth quarter of 2020 and beyond, although the proportion of preproduction design and development costs capitalized can fluctuate from period to period based on timing of customer agreements and underlying contractual terms.

Operating Income

Operating Income	13-Weeks Ended September 26, 2020	Year-over-Year Change	13-Weeks Ended September 28, 2019
Fitness	$87,083	75%	$49,831
Percentage of Segment Net Sales	27%		20%
Outdoor	147,477	40%	105,051
Percentage of Segment Net Sales	44%		41%
Aviation	28,597	(56%)	65,713
Percentage of Segment Net Sales	19%		35%
Auto	3,462	(83%)	20,857
Percentage of Segment Net Sales	3%		15%
Marine	50,482	152%	20,008
Percentage of Segment Net Sales	31%		19%
Total	$317,101	21%	$261,460
Percentage of Total Net Sales	29%		28%

Operating income increased 21% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The increase in operating income in the current quarter was due to revenue growth and relatively consistent gross margin, and slightly offset by higher operating expenses, as described above. Operating income, in absolute dollars and as a percent of revenue, decreased in the aviation segment primarily due to sales declines in the current quarter, when compared to the year-ago quarter.  Auto segment operating income decreased in absolute dollars and as a percent of revenue in the current quarter, primarily due to investments in auto OEM product development and lower sales, as described above.

We anticipate that COVID-19 will have a continued unfavorable impact on net sales and profitability of the aviation segment for the remainder of fiscal 2020.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 26, 2020	13-Weeks Ended September 28, 2019
Interest income	$7,777	$12,309
Foreign currency gains (losses)	10,113	(16,296)
Other income	1,726	294
Total	$19,616	$(3,693)

The average return on cash and investments, including interest and capital gains/losses, during the third quarter of 2020 was 1.3% compared to 2.0% during the same quarter of 2019. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $10.1 million currency gain recognized in the third quarter of 2020 was primarily due to the U.S. Dollar weakening against the Euro and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar, within the 13-week period ended September 26, 2020. During this period, the U.S. Dollar weakened 3.7% against the Euro, and 3.3% against the British Pound Sterling, resulting in gains of $11 million, and $1.8 million, respectively, while the U.S. Dollar weakened 0.8% against the Taiwan Dollar, resulting in a loss of $4.3 million. The remaining net currency gain of $1.6 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $16.3 million currency loss recognized in the third quarter of 2019 was primarily due to the U.S. Dollar strengthening against the Euro and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-week period ended September 28, 2019. During this period, the U.S. Dollar strengthened

3.8% against the Euro and strengthened 3.2% against the British Pound Sterling, resulting in losses of $9.8 million and $1.5 million, respectively, while the U.S. Dollar strengthened 0.3% against the Taiwan Dollar, resulting in a gain of $1.2 million. The remaining net currency loss of $6.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $23.3 million in the 13-week period ended September 26, 2020, compared to income tax expense of $29.9 million in the 13-week period ended September 28, 2019. The effective tax rate was 6.9% in the third quarter of 2020, compared to 11.6% in the third quarter of 2019. The effective tax rate in the third quarter of 2020 decreased 470 basis points compared to the effective tax rate in the prior year quarter. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

Net Income

As a result of the above, net income for the 13-week period ended September 26, 2020 was $313.4 million compared to $227.9 million for the 13-week period ended September 28, 2019, an increase of $85.5 million.

Comparison of 39-Weeks ended September 26, 2020 and September 28, 2019

Net Sales

Net Sales	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$846,688	25%	$675,007
Percentage of Total Net Sales	30%		25%
Outdoor	716,146	15%	622,748
Percentage of Total Net Sales	25%		24%
Aviation	465,850	(14%)	542,316
Percentage of Total Net Sales	17%		20%
Auto	320,215	(24%)	422,132
Percentage of Total Net Sales	11%		16%
Marine	486,269	24%	393,070
Percentage of Total Net Sales	17%		15%
Total	$2,835,168	7%	$2,655,273

Net sales increased 7% for the 39-week period ended September 26, 2020 compared to the year-ago period. Fitness was the largest portion of our revenue mix at 30% in the first three quarters of 2020 compared to 25% in the first three quarters of 2019.  Total unit sales in the first three quarters of 2020 decreased to 10,066 when compared to total unit sales of 10,678 in the first three quarters of 2019, primarily due to shifts in segment and product mix.

Fitness segment revenue increased 25% when compared to the year-ago period, primarily driven by sales growth in advanced wearables and cycling products.  Outdoor segment revenue increased 15% when compared to the year-ago period, primarily driven by sales growth in adventure watches. Marine segment revenue increased 24% when compared to the year-ago period, driven by sales growth in multiple product categories, led primarily by chartplotters and advanced sonars. Aviation segment revenue decreased 14% from the year-ago period, primarily due to fewer shipments to OEM customers and reduced contributions from ADS-B products.  Auto segment revenue decreased 24% from the year-ago period, primarily due to the ongoing PND market contraction and lower auto OEM sales, factors which were compounded by COVID-19 and its associated impact on consumers, retailers, and the automotive manufacturers for part of the current year period.

Gross Profit

Gross Profit	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$446,936	27%	$352,805
Percentage of Segment Net Sales	53%		52%
Outdoor	469,150	16%	403,842
Percentage of Segment Net Sales	66%		65%
Aviation	338,770	(17%)	405,848
Percentage of Segment Net Sales	73%		75%
Auto	147,393	(26%)	198,012
Percentage of Segment Net Sales	46%		47%
Marine	288,103	23%	234,014
Percentage of Segment Net Sales	59%		60%
Total	$1,690,352	6%	$1,594,521
Percentage of Total Net Sales	60%		60%

 Gross profit dollars in the first three quarters of 2020 increased 6%, primarily due to the increase in net sales compared to the year-ago period, as described above. Consolidated gross margin was relatively flat when compared to the year-ago period. Gross margin was relatively flat in the fitness, outdoor, auto, and marine segments, and decreased in the aviation segment when compared to the year-ago period.  The aviation segment gross margin decrease of 200 basis points was primarily attributable to product mix.

Advertising Expense

Advertising	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$36,802	(11%)	$41,319
Percentage of Segment Net Sales	4%		6%
Outdoor	28,006	(8%)	30,464
Percentage of Segment Net Sales	4%		5%
Aviation	2,313	(43%)	4,054
Percentage of Segment Net Sales	0%		1%
Auto	7,177	(29%)	10,180
Percentage of Segment Net Sales	2%		2%
Marine	15,733	0%	15,791
Percentage of Segment Net Sales	3%		4%
Total	$90,031	(12%)	$101,808
Percentage of Total Net Sales	3%		4%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago period and decreased 12% in absolute dollars. The total absolute dollar decrease was primarily attributable to lower media spend in the fitness and outdoor segments and reduced cooperative advertising in the auto segment.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$131,540	15%	$114,657
Percentage of Segment Net Sales	16%		17%
Outdoor	102,232	12%	91,390
Percentage of Segment Net Sales	14%		15%
Aviation	57,871	20%	48,232
Percentage of Segment Net Sales	12%		9%
Auto	49,255	(13%)	56,486
Percentage of Segment Net Sales	15%		13%
Marine	70,437	1%	69,524
Percentage of Segment Net Sales	14%		18%
Total	$411,335	8%	$380,289
Percentage of Total Net Sales	15%		14%

Selling, general and administrative expense increased 8% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago period. The absolute dollar increase in the first three quarters of 2020 was primarily attributable to expenses from recent acquisitions and increased information technology and personnel costs, partially offset by lower legal related costs.

Research and Development Expense

Research & Development	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$88,519	13%	$78,460
Percentage of Segment Net Sales	10%		12%
Outdoor	76,855	21%	63,648
Percentage of Segment Net Sales	11%		10%
Aviation	175,103	7%	163,398
Percentage of Segment Net Sales	38%		30%
Auto	97,798	26%	77,368
Percentage of Segment Net Sales	31%		18%
Marine	67,738	12%	60,487
Percentage of Segment Net Sales	14%		15%
Total	$506,013	14%	$443,361
Percentage of Total Net Sales	18%		17%

Research and development expense as a percent of revenue increased 110 basis points when compared to the year-ago period and increased 14% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs across several categories. The aviation segment increase as a percent of revenue was primarily due to the decline in sales, as described above.  The auto segment increase in absolute dollars and as a percent of revenue was primarily attributable to auto OEM product development, in addition to the decline in sales, as described above.   The fitness segment decrease as a percent of revenue was primarily due to the increase in sales, as described above.

Operating Income

Operating Income	39-Weeks Ended September 26, 2020	Year-over-Year Change	39-Weeks Ended September 28, 2019
Fitness	$190,075	61%	$118,369
Percentage of Segment Net Sales	22%		18%
Outdoor	262,057	20%	218,340
Percentage of Segment Net Sales	37%		35%
Aviation	103,483	(46%)	190,164
Percentage of Segment Net Sales	22%		35%
Auto	(6,837)	(113%)	53,978
Percentage of Segment Net Sales	(2%)		13%
Marine	134,195	52%	88,212
Percentage of Segment Net Sales	28%		22%
Total	$682,973	2%	$669,063
Percentage of Total Net Sales	24%		25%

Operating income increased 2% in absolute dollars and decreased 110 basis points as a percent of revenue when compared to the year-ago period. The increase in operating income was due to improved gross profit dollars, partially offset by higher operating expenses, as described above.  The decrease in operating margin was due to higher operating expenses as a percent of total net sales as described above.  Operating income, in absolute dollars and as a percent of revenue, decreased in the aviation segment primarily due to a sales decline in the first three quarters of 2020 compared to the year-ago period.  The auto segment experienced an operating loss in the 39-week period ended September 26, 2020, primarily due to investments in auto OEM product development and lower sales, as described above.

We anticipate that COVID-19 will have a continued unfavorable impact on net sales and profitability of the aviation segment for the remainder of fiscal 2020.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 26, 2020	39-Weeks Ended September 28, 2019
Interest income	$30,258	$39,748
Foreign currency losses	(9,802)	(12,568)
Other Income	8,515	3,567
Total	$28,971	$30,747

The average returns on cash and investments, including interest and capital gains/losses, during the 39-week period ended September 26, 2020 and the 39-week period ended September 28, 2019 were 1.6% and 2.0%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $9.8 million currency loss recognized in the 39-week period ended September 26, 2020 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro, within the 39-week period ended September 26, 2020. During this period, the U.S. Dollar weakened 2.9% against the Taiwan Dollar, resulting in a loss of $13.0 million, while the U.S. Dollar weakened 4.1% against the Euro, resulting in a gain of $9.0 million. The remaining net currency loss of $5.8 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $12.6 million currency loss recognized in the 39-week period ended September 28, 2019 was primarily due to the strengthening of the U.S. Dollar against most other currencies, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 39-week period ended September 28, 2019. During this period, the U.S. Dollar strengthened 1.5% against the Taiwan Dollar, resulting in a gain of $8.6 million. This was more than offset by the U.S. Dollar strengthening 4.4% against the Euro and 3.3% against the British Pound Sterling, resulting in losses of $13.9 million, and $0.9 million, respectively, and additional net currency losses of $6.4 million related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $53.2 million in the first three quarters of 2020 compared to income tax expense of $108.1 million in the first three quarters of 2019. The effective tax rate was 7.5% in the first three quarters of 2020, compared to 15.4% in the first three quarters of 2019. Excluding a $14.3 million income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring, the effective tax rate in the first three quarters of 2020 decreased 600 basis points compared to the effective tax rate in the first three quarters of 2019. The decrease was primarily due to a favorable shift in income mix by jurisdiction related to the transaction to migrate intellectual property ownership from Switzerland to the United States, which began in the first quarter of 2020.

Net Income

As a result of the above, net income for the 39-week period ended September 26, 2020 was $658.8 million compared to $591.7 million for the 39-week period ended September 28, 2019, an increase of $67.1 million.

Liquidity and Capital Resources

As of September 26, 2020, we had approximately $2.7 billion of cash and cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2020 and 2019 were approximately 1.5% and 2.0%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	39-Weeks Ended	39-Weeks Ended
	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$699,449	$464,170

The $235.3 million increase in cash provided by operating activities during the first three quarters of 2020 compared to the first three quarters of 2019 was due to a decrease in cash used in working capital of $212.6 million (which included an increase of $44.2 million in net receipts of accounts receivable, a decrease of $122.1 million in cash paid for inventory, an increase of $39.5 million net cash used in accounts payable, and a decrease of $85.8 million net cash used in other activities primarily driven by prior year payments associated with an amendment to a license agreement) offset by an increase of $46.0 million net cash used for income taxes. Additional changes were due to the year-over-year increase in net income of $67.1 million and a decrease in other non-cash adjustments to net income of $1.6 million.

Investing Activities

	39-Weeks Ended	39-Weeks Ended
	September 26, 2020	September 28, 2019
Net cash used in investing activities	$(179,331)	$(367,808)

The $188.5 million decrease in cash used in investing activities during the first three quarters of 2020 compared to the first three quarters of 2019 was primarily due to an increase in net redemptions of marketable securities of $105.6 million, a decrease in cash payments for acquisitions of $126.7 million, and partially offset by increased net purchases of property and equipment of $44.0 million.

Financing Activities

	39-Weeks Ended	39-Weeks Ended
	September 26, 2020	September 28, 2019
Net cash used in financing activities	$(331,847)	$(308,895)

The $23.0 million increase in cash used in financing activities during the first three quarters of 2020 compared to the first three quarters of 2019 was primarily due to an increase in dividend payments of $25.1 million.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 26, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. There have been no material changes during the 13-week and 39-week periods ended September 26, 2020 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 26, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 26, 2020 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is an amended and restated version of a risk factor included in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the periods ended March 28, 2020 and June 27, 2020, and supplemental to the risk factors included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

The novel coronavirus (COVID-19) pandemic has had and will continue to have significant impacts on our business.

The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which thus far in fiscal 2020 has resulted in, and we expect will continue to result in, reduced overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding possible treatments or vaccines, along with the effectiveness of our response, that may affect the magnitude of effects to our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and is expected to continue to be, adversely affected in several ways.  Consumers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, the cancellation of trade shows and other events that are otherwise important in the marketing and sale of our products, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions.  Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand.  The adverse impacts of the pandemic have created economic stress in the global marketplace, high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty.  These conditions have affected and are expected to continue to affect the willingness or ability of customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed.

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

COVID-19 has had and will continue to have several other operational impacts on our business, which will or may include employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of events that are otherwise important in the development of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and are expected to continue to incur increased costs as we provide additional benefits to assist our employees during the COVID-19 pandemic and provide a safe and healthy workplace for employees who continue to work in our facilities.  Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for certain of our products could result in obsolescence of certain inventory.  If the economy experiences a sustained downturn of significant proportion that impacts portions of our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

The risks and impacts associated with COVID-19 described above are not the only ones that affect our Company. Other risks presented in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019, such as gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic. Additionally, there are unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

The following is an amended and restated version of a risk factor included in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019 and our Quarterly Report on Form 10-Q for the period ended June 27, 2020:

We rely on information technology systems for our business operations. Failures or disruptions, including security breaches or cyber attacks, to our information technology systems may harm our reputation and adversely affect our business and result of operations.

Our information technology systems allow for our daily business operations to operate efficiently and effectively. These systems assist in our business processes, including, but not limited to, communications, financial management, supply chain management, manufacturing, order processing, shipping and billing, and providing services and support to our customers. Additionally, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is important to our operations. A disruption to any of these processes can adversely affect our business and results of operations. Furthermore, a breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our intellectual property as well as our customers' or our employees' intellectual property, proprietary business information or personally identifiable information.  A cybersecurity breach could negatively affect our competitive position and operating results as a result of theft of our intellectual property and could negatively affect our reputation as a trusted product and service provider by adversely affecting the market's perception of the security or reliability of our products or services.

We have technology and processes in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties have also attempted, and may in the future attempt, to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our customers and employees. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information.

Actual or anticipated attacks and risks have caused and are expected to continue to cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. Our cyber insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure.  If we fail to reasonably maintain the security of confidential information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.  In addition, a system breach could result in other negative consequences, including disruption of internal operations and loss of functionality of critical systems and online services, and may subject us to private litigation, government investigations, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs.

The Company was the victim of a cyber attack that encrypted some of our systems on July 23, 2020. As a result, many of our online services were interrupted including website functions, customer support, customer facing applications, and company communications. We immediately began to assess the nature of the attack and started remediation. Based on our due diligence and independent forensic analysis, we have no indication that any customer data was accessed, lost or stolen. Additionally, the functionality of Garmin products was not affected, other than the ability to access online services.  The impact of this outage to our operations and financial results was not material during the third quarter of 2020, and we do not expect it to have material impacts on future periods.  However, we may still suffer negative consequences, including certain of those described in the paragraphs above, beyond our current expectations.

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

Dated: October 28, 2020

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