Form 10-K
period 2020-12-26
GARMIN LTD
filed 2021-02-17
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [☐] NO [☑]

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 27, 2020 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 26, 2020) was approximately $14,141,000,000.

Number of shares outstanding of the registrant’s common shares as of February 12, 2021:

Registered Shares, CHF 0.10 par value – 191,571,374 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed no later than 120 days after December 26, 2020.	Part III

Garmin Ltd.

2020 Form 10-K Annual Report

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

Company Overview

For more than 30 years, Garmin Ltd. and subsidiaries (together, the “Company”) has pioneered new wireless devices and applications that are designed for people who live an active lifestyle, many of which feature location technology such as Global Positioning System (GPS). Garmin serves five primary markets, auto, aviation, fitness, marine, and outdoor, and we design, develop, manufacture, market, and distribute a diverse family of hand-held, wearable, portable, and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products for these markets. Since the inception of its business, Garmin has delivered over 235 million products, which included more than 15 million products delivered during fiscal 2020.

Available Information

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s website (http://www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

This discussion of Garmin Ltd. ("Garmin" or the "Company") should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1.

Products

Garmin offers a broad range of solutions across its reported segments as outlined below. In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.

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

In addition to GPS, other global navigation satellite systems (GNSS) utilized by Garmin products include Japan’s MTSAT-based Satellite Augmentation System (MSAS), the European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service, the Russian Global Navigation Satellite System (GLONASS), the European Union Galileo system (Galileo), and the Chinese BeiDou Navigation Satellite System (BDS).

Some of Garmin’s products utilize a combination of global navigation satellite systems to improve navigational fix, which results in improved accuracy.

On a subscription basis, certain Garmin products offer access to the Iridium satellite network, a synchronized constellation of 66 low Earth orbit (LEO) satellites offering global data communication coverage. Iridium’s use of this constellation gives it the ability to span the entire globe, offering 100 percent coverage worldwide to enable reliable satellite-based communication.

Fitness

Garmin offers a broad range of products designed for use in health, wellness, and fitness activities. Garmin currently offers the following product categories within the Fitness segment to consumers around the world:

•

Running and Multi-sport Watches: Garmin running and multi-sport watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on the model, features include wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, mapping capabilities, and Garmin Pay™ contactless payment.

•

Cycling Products: Garmin cycling products include cycling computers, power meters, bike radars, and smart lights. Additionally, Garmin offers Tacx® indoor training equipment including smart and basic trainers, and a smart bike.

•

Activity Tracking and Smartwatch Devices: Garmin offers a wide range of activity tracking devices and smartwatch devices. The Garmin product offerings include activity tracking fitness bands, GPS-enabled smartwatches, and fashion-forward hybrid smartwatches with analog style displays. The activity tracking and smartwatch devices offered by Garmin are the vívomove® series, vívoactive® series, vívosmart® series, vívofit® series, vívosport® series, and the Venu®. Each series of activity tracking and smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the activity tracking and smartwatch devices, depending on the series and model, include Garmin Pay, music storage capabilities, and 24/7 health monitoring.

•	Fitness and Cycling Accessories: Garmin offers a wide range of fitness and cycling accessories including chest strap heart rate monitors, cycling speed and cadence sensors, and smart scales.

•

Garmin Connect and Garmin Connect Mobile: Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness, activities and workouts, and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community.

•

Connect IQ: The Connect IQ™ application development platform enables third parties to create a variety of applications that run on a wide assortment of Garmin devices. Connect IQ provides developers with an easy-to-use software development kit (SDK) to facilitate development efforts in creating watch faces, applications, widgets, and data fields. These third-party applications are available for download by Garmin users via their mobile phone or computer and run on their compatible Garmin wearable, bike computer, golf device, or outdoor handheld.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•

Adventure Watches: Garmin adventure watches include the fēnix® series, Instinct® series, tactix® series, the Descent™ series, and the MARQ® collection. The fenix series offers premium multisport smartwatches with features such as wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, preloaded full-color topographical maps, Garmin Pay™, and solar charging, depending on model. The Instinct series offers a rugged and reliable outdoor GPS smartwatch with built-in sports apps, heart rate sensor, smart connectivity and wellness data. The tactix series provides preloaded full-color topographical maps and tactical-inspired features. The Descent series are watch style dive computers that offer divers GPS navigation, multiple dive modes, support for up to six gasses, as well as integrated air pressure monitoring. The MARQ series is a collection of six luxury smart tool watches with premium materials and features unique to each watch.

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

•

Golf Devices: Garmin golf devices are offered under the Approach® product line. The Approach series includes handhelds, wearables, club sensors, and laser ranging devices. Over 41,000 preloaded worldwide golf courses are available to be utilized on certain Garmin golf devices. Handheld and wearable golf devices provide yardage distances to the front, back, and middle of the green. In addition to course maps, the Approach G80 handheld device utilizes radar to provide swing metrics including estimated carry and roll, club head speed, ball speed, smash factor, and swing tempo.

•	Dog Tracking and Training Devices: Garmin offers a variety of dog tracking and training devices, including those under the Astro®, Alpha®, PRO, BarkLimiter™, and Delta® product lines.

Marine

Garmin is a leading manufacturer of recreational marine electronics and offers a broad range of products. Garmin currently offers the following product categories within the Marine segment to consumers around the world:

•

Chartplotters and Multi-Function Displays (MFDs): Garmin offers numerous chartplotters/MFDs under the GPSMAP® and ECHOMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 24-inch fully integrated Glass Helm offerings and include wireless connectivity to the ActiveCaptain® mobile app.

•

Cartography: Garmin is a premier supplier of cartography for the recreational marine market. Including the Garmin-owned Navionics® branded charting products, Garmin is a leading supplier of recreational marine content for most major chartplotters and MFDs on the market.

•

Fishfinders: Garmin offers an advanced line of fishfinders, the Striker™ series, which incorporate GPS technology enabling Quickdraw™ Contours, and wireless features through the ActiveCaptain and StrikerCast mobile apps.

•

SONAR: Garmin also offers the Panoptix™ all seeing sonar smart transducer line. Panoptix LiveScope™ provides real-time, high-resolution images that can be seen in downward, perspective, and forward-looking views for locating the fish and seeing what is coming before you get there. The Panoptix line also offers detailed 3D underwater views of fish and structure under your boat. Garmin’s CHIRP “black-box” sounders and “smart transducers” interface with Garmin MFDs to enhance their utility by providing the deep-water sounders and fish finder functions in a remote mounted package.

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

•

RADAR: Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption and increasing reliability, while greatly improving situational awareness of the captain. Fantom radars are available in both radomes and open array radar products with compatibility to any network-compatible Garmin chartplotter. Garmin also offers a full line of magnetron radars up to 25kW of transmit power.

•	Instruments: Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays and sensors that show data from multiple remote sources on one screen.

•	VHF Communication Radios: Garmin offers a full line-up of marine VHF radios and AIS transceivers with the latest feature sets including integrated GPS receivers for the communication needs of all types of mariners. Garmin radios are NMEA 2000 compatible and offer multi-station support, and monitor all AIS channels.

•

Handhelds and Wearable Devices: Garmin offers the quatix® series wearable, GPS-enabled smartwatches designed for mariners, which include marine features for navigation, sailing, stereo control, and autopilot functions. Garmin also offers floating marine GPS handhelds with wireless data transfer between compatible units and preloaded cartography. Some handhelds contain built-in InReach® satellite communication and support Connect IQ™ applications.

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

•

Digital Switching: Garmin offers digital switching products under the EmpirBus™ product line. The Garmin EmpirBus products provide power distribution and control solutions for marine and RV applications which enable advanced logic controls and smart electrical systems to enhance features in a boat or RV. The system features fully customizable graphics and user interface that can be controlled through Garmin’s marine multi-function displays and RV OEM products.

•

Trolling Motors: Garmin offers the Force™ Trolling Motor, a powerful, efficient scissor-lift style trolling motor with built-in CHIRP and Ultra High-Definition ClearVü and SideVü sonar. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

Aviation

Garmin designs, manufactures and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into original equipment manufacturer (OEM) applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

Garmin has developed growth-minded products and technologies serving general aviation, business aviation, rotorcraft, and experimental/light sport markets. Our solutions are available for all aircraft categories and classes; from small piston and electric-powered general aviation aircraft, to large business jet aircraft, as well as a wide-ranging variety of helicopters serving critical public service and oil and gas missions, to name a few.

Garmin also provides innovative products and software-as-a-service solutions to other markets such as commercial air-carrier, military and defense, and Advanced Air Mobility / eVTOL. By offering products such as Commercial Off-The-Shelf (COTS) and mission-optimized solutions to military and defense contractors/customers, and products tested and optimized for high duty cycle commercial aviation operations, Garmin is emerging as a strong competitor in these rapidly evolving business spaces.

Garmin currently offers the following products, systems, and services to the global aviation market:

•

Integrated Flight Decks: Known for defining the integrated flight deck (IFD) space in general aviation and light business aviation applications, Garmin offers OEM and retrofit IFD systems scaled for any size aircraft and rotorcraft, featuring communication and navigation, weather information, terrain and traffic awareness and avoidance, aircraft performance, and automated safety solutions.

•

Electronic Flight Displays and Instrumentation: Garmin flight display and instrument solutions can serve as primary and back-up instruments, which also provide a wealth of valuable information in the cockpit, dramatically increasing situational awareness and capability.

•

Navigation and Communication Products: Garmin offers a wide range of integrated and stand-alone GPS and VHF navigation and communication products, with a variety of capabilities, available for all market segments.

•

Automatic Flight Control Systems and Safety-Enhancing Technologies: Garmin offers scalable flight control systems with unique integrated safety features for aircraft and rotorcraft. Our Autopilot and Autonomí™ safety-enhancing solutions cover the entire spectrum of aircraft, from large-cabin business jets and helicopters, to light general aviation aircraft. Garmin’s award-winning Autoland system will autonomously land the aircraft in the event the pilot is not able to do so. We also offer an innovative smart rudder bias system that can help the pilot maintain control of a twin-engine aircraft in the event of an engine failure.

•

Audio Control Systems: Garmin produces a broad array of cutting-edge audio panels, including panel-mount and remote-mounted units, incorporating features such as Bluetooth connectivity, voice command technology, and integrated intercoms.

•

Engine Indication Systems: Garmin offers a variety of advanced engine indication systems for piston and turbine-powered aircraft with comprehensive data-logging capabilities as well as wireless offloading, cloud storage and analysis capability through our flyGarmin.com online services portal.

•

Traffic Awareness and Avoidance Solutions: Garmin offers an array of traffic advisory and collision avoidance systems, including TAS and TCAS / ACAS solutions, with applications in all types of aircraft.

•

ADS-B and Transponders: Garmin offers a full lineup of ADS-B and transponder solutions, including ADS-B “Out” compliant solutions as well as ADS-B “In” and Bluetooth capable units that allow pilots to connect to their mobile device to display ADS-B traffic and weather.

•

Weather Information and Avoidance Solutions: Garmin offers multiple weather solutions, including onboard Doppler digital radar products, along with satellite-based SiriusXM, ground-based ADS-B, as well as Garmin Connext® global satellite weather options.

•

Datalink and Connectivity: Garmin datalink and connectivity solutions allow pilots to download global weather data, communication via text/voice, as well as select mobile apps to transfer flight plans, manage database subscriptions, and stream weather and traffic data from installed avionics solutions.

•

Portable GPS Navigators and Wearables: Garmin offers portable GPS navigators, smartwatches for pilots, satellite communicators, and portable traffic and weather solutions, providing pilots tools they can take with them from aircraft to aircraft.

•

Services: Garmin offers a variety of services products to the aviation market. Web and mobile app-based products offered via FltPlan.com and our Garmin Pilot™ electronic flight bag application, help pilots plan, file, fly, and log flights and offer a wealth of information across all phases of flights. Business and commercial aviation customers also benefit from our safety management system, runway analysis and performance data, weight and balance, obstacle clearance, load planning, and navigation database solutions. Garmin continues to provide industry leading product support, and offers a wide selection of databases, training products, extended warranties, and subscription services for all aviation segments.

Auto

Garmin designs and develops products for use in the auto market that are offered to customers around the world.

Auto OEM

•

Original Equipment Manufacturer (OEM) Solutions: Garmin has cultivated key relationships with leading automobile manufacturers to be the provider of a variety of hardware and software solutions for their vehicles. These range from embedded computing models and infotainment systems that provide a broad range of functionality, to integrated camera solutions, embedded navigation solutions, and precise positioning technology solutions. These support not only the infotainment system in the vehicle, but also key advanced driver-assistance systems (ADAS) functionality as well.

Consumer Auto

•

Personal Navigation Devices (PNDs): Garmin is a leading manufacturer of PNDs in the following categories, which include features such as large screens, Amazon Alexa integration, integrated traffic receivers for traffic avoidance, map updates, spoken street names, voice activated navigation, speed limit indication, lane assist with PhotoReal junction views (thousands of high-quality photos of actual upcoming junctions), Bluetooth hands-free capability, and driver awareness alerts:

•	Consumer PND: The Drive series offers traditional PNDs for a wide range of consumers.

•	Motorcycle: The zūmo® series offers motorcycle-specific features.

•	Truck and fleet: The dēzl™ series offers over-the-road trucking features while the Garmin fleet™ series delivers an integrated tracking and dispatch fleet system.

•	RV: The RV series offers features specific to the RV enthusiast.

•	Offroad: The Overlander® is a rugged, all-terrain navigator with topography maps for off-road guidance.

•	Racing: The Garmin Catalyst™ is an industry-first racing coach and driving performance optimizer.

•

Camera: The Garmin Dash Cam™ series offers GPS-enabled dash cams that provide high-quality video recording, automatic saving of video footage with G-sensor incident detection, and forward collision and lane departure warnings. Dash cams are offered as compact, standalone cameras that can be mounted to a car windshield. Garmin also offers wireless backup cameras that can be utilized with compatible PNDs to display camera footage behind the vehicle.

Sales and Marketing

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for our products while maintaining high quality standards to ensure end-user satisfaction. Our products are sold in approximately 100 countries through a large worldwide network of independent retailers, online retailers, dealers, distributors, installation and repair shops, as well as through original equipment manufacturers (OEMs). We also offer products through our online webshop, www.garmin.com. No single customer’s purchases represented 10% or more of Garmin’s consolidated net sales in the years ended December 26, 2020, December 28, 2019, and December 29, 2018. Marketing support is provided geographically from Garmin’s offices around the world.

Competition

We operate in highly competitive markets, though competitive conditions vary among our diverse target markets and geographies. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas and as such, is generally a significant competitor in each of our major markets.

Garmin believes that its principal competitors for fitness products are Apple, Bryton, Elite, Fitbit, Huami, Huawei, Polar, Samsung, Sigma Sports, Suunto, Wahoo Fitness, and Xiaomi. Garmin believes that its principal competitors for outdoor product lines are Casio, Dogtra, Shearwater Research, Globalstar, SportDOG, Suunto, TAG Heuer, Tissot, and Vista Outdoor. For marine products, Garmin believes that its principal competitors are Flir Systems, Furuno, Johnson Outdoors, and Navico. Garmin considers its principal avionics competitors to be Aspen Avionics, Avidyne Corporation, CMC Electronics, Raytheon, Dynon Avionics, ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Safran SA, Thales, and Universal Avionics Systems Corporation. Garmin believes that its principal competitor for consumer automotive products is TomTom N.V., and Rand McNally. Garmin believes that its principal competitors for auto OEM infotainment solutions are Alpine Electronics, Harman International Industries, Continental, Bosch, the Mitsubishi Group, and Panasonic Corporation.

Research and Development

Garmin’s product innovations are driven by its strong emphasis on research and development and the close partnership between Garmin’s engineering and manufacturing teams. Garmin’s products are created by its engineering and development staff. Garmin’s manufacturing staff includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products. Garmin’s development staff includes industrial designers, as well as software engineers, electrical engineers, mechanical engineers, and cartographic engineers. Garmin believes the industrial design of its products has played an important role in Garmin’s success.

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli and LinKou, its China facility in Yangzhou, its Netherlands facility in Oegstgeest, its Poland facility in Wroclaw, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its ownership and operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

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

Quality: Garmin’s automation and advanced production processes provide in-service robustness and consistent reliability standards that enable Garmin to maintain strict process and quality control of the products manufactured, thereby improving the overall quality of our products. Additionally, the immediate feedback throughout the manufacturing processes is provided to the development teams, providing integrated continuous improvement throughout design and supply chain.

Time to Market: Garmin uses multi-disciplinary teams of design engineers, process engineers, and supply chain specialists to develop products, allowing them to quickly move from concept to manufacturing. This integrated ownership provides inherent flexibility to enable faster time to market.

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization. Garmin’s automotive operations in Taiwan, China, U.K., and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe and Salem aviation operations have achieved certification to AS9100, the quality standard for the aviation industry.

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

Garmin and other participants in the personal computer, tablet, mobile communication, automotive, aviation electronics, and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, Garmin uses some custom components that are not common to the rest of the personal computer, tablet, mobile communication, and consumer electronics industries. New products introduced by the Company often utilize custom components available from only one source until Garmin has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Garmin makes efforts to manage risks in these areas through the use of supply agreements and safety stock for strategically important components.

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

As of January 28, 2021, Garmin has been issued over 1,450 patents throughout the world and holds more than 930 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Regulations

The telecommunications industry is highly regulated, and the regulatory environment in which Garmin operates is subject to change. In accordance with the United States’ Federal Communications Commission (FCC) rules and regulations, wireless transceiver products are required to be certified by the FCC and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business. In addition, aviation products that are intended for installation in “type certificated aircraft” are required to be certified by the Federal Aviation Administration (FAA), its European counterpart, the European Aviation Safety Agency, and other comparable organizations before they can be used in an aircraft.

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

Garmin continues to strive to reduce our carbon footprint by increasing our environmental sustainability efforts. Our manufacturing locations have implemented increased recycling processes that keep all obsolete Garmin manufactured material from entering the waste stream. Additionally, our most recently completed facility in Olathe, Kansas has been constructed with energy efficient considerations, including reduced water consumption, LED lighting, and reflective roofing to deflect solar radiation.

Human Capital

Successful execution of our strategy is dependent on attracting, developing, and retaining key employees and members of our management team. To facilitate talent attraction and retention, we strive to provide opportunities for our employees to grow and develop in their careers, supported by generous compensation and benefits, and through programs that build connections between our employees and their communities.

As of December 26, 2020, the Company had approximately 16,000 full and part-time employees worldwide, of whom approximately 6,000 were in the Americas region, 7,800 were in APAC, and 2,200 were in EMEA. Garmin’s vertical integration model enables us to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 4,900 people worldwide as of December 26, 2020. Garmin’s manufacturing staff, which numbered approximately 6,100 people worldwide as of December 26, 2020, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

Garmin respects the right of all employees to form and join an association to represent their interests as employees, to organize, and to bargain collectively or individually. We also respect any employee’s choice to refrain from joining a union. Except for some of Garmin’s employees in Sweden, none of Garmin’s employees are represented by a labor union and none of Garmin's North American or Taiwan employees are covered by a collective bargaining agreement. We believe our efforts in managing our workforce have been effective, as evidenced by a strong company culture and positive relations between the Company and our employees.

We offer a range of robust benefits to our employees that enable us to attract and retain leading talent. In addition to salaries, these programs (which vary by country/region) include stock awards, retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. We also invest significant resources in our talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Employee Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

We support local community engagement initiatives where we have a business presence, and we provide opportunities for employees to give back to those communities. One such initiative is through active engagement in Science, Technology, Engineering, and Math (“STEM”) community outreach programs. Our strategic aim in these educational programs is to educate and encourage local students to pursue careers in the engineering field, especially those in underrepresented groups, which we believe benefits not only our company but the overall industry.

Item 1A.	Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Risks Related to the Company

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, demand for our products could decrease to the extent that lost sales and profits, or losses, from declining segments or product categories are not entirely offset.

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. This is particularly important to replace sales and profits lost, or losses incurred, in declining segments or product categories. The market for our products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have had and will likely continue to have significant impacts on our business.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and will likely continue to have, significant impacts on our business. The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which has resulted in, and we expect will continue to result in, reduced overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding the efficacy, distribution and uptake of vaccines, along with the effectiveness of our response, that may affect the magnitude of effects to our business operations, results of operations, and its ultimate impact on our financial condition.

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

Our supply chain may also be adversely impacted by COVID-19. We may be unable to procure, or experience delays in procuring, certain components from our suppliers, and the cost of procuring components could increase. Reduced demand for certain of our products has resulted in, and may continue to result in, reduced utilization of certain of our manufacturing facilities and higher per-unit costs for certain products. Certain of our manufacturing facilities may also experience inopportune temporary closures or reduced hours, which could adversely affect the costs incurred to produce our products and our ability to meet demand.

COVID-19 has had and will continue to have several other operational impacts on our business, which will or may include employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of events that are otherwise important in the development, marketing and sale of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and are expected to continue to incur increased costs as we provide additional benefits to assist our employees during the COVID-19 pandemic and provide a safe and healthy workplace for employees who continue to work in our facilities. Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for certain of our products could result in obsolescence of certain inventory. If the economy experiences a sustained downturn of significant proportion that impacts portions of our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

Additional risks and impacts associated with COVID-19 including gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic. There are further unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to, uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenue and profits.

We have experienced growth in sales and profits in our outdoor and fitness segments, which in recent years have benefited from increased sales of wearable devices. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition or operating results could be materially adversely affected.

We depend on third party suppliers and licensors, some of which are sole source, for content, technology, and components used in our products. Our production and business would be seriously harmed if these suppliers are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

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

We have and may continue to experience shortages of certain components. In addition, a shortage in supply of components may result in an increase of the costs of available components. If suppliers are unable to meet our demand for components on a timely basis or if we are unable to obtain an alternative source, or if the price of the alternative source is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

We are committed to make significant investments in auto OEM for the foreseeable future, which could negatively impact total Company profits and shareholder value if we fail to become profitable.

We have been awarded several tier-one and tier-two auto OEM supplier contracts. To fulfill the associated program commitments, we are investing significantly in facilities, research and development, and other operating expenses and we will continue to do so in the coming years. Gross margins associated with these auto OEM programs are lower than the gross margins realized by the Company as a whole in recent periods. If we are not successful in winning additional contract awards or substantially leveraging our investments, periods of lower operating income or operating losses in the auto OEM segment could continue to negatively impact total Company profits and may negatively impact shareholder value if we fail to become profitable.

We rely on information technology systems for our business operations. Failures or disruptions, including security breaches or cyber attacks, to our information technology systems may harm our reputation and adversely affect our business and result of operations.

Our information technology systems allow for our daily business operations to operate efficiently and effectively. These systems assist in our business processes, including, but not limited to, communications, financial management, supply chain management, manufacturing, order processing, shipping and billing, and providing services and support to our customers. Additionally, we electronically maintain sensitive data, including our intellectual property and confidential and proprietary information and that of our business partners. We also electronically maintain personal information of our users and employees. The secure processing, maintenance and transmission of this information is important to our operations. A disruption to any of these processes can adversely affect our business and results of operations. Furthermore, a breach of our security systems and procedures or those of our vendors could result in significant data losses or theft of our intellectual property or confidential and proprietary information or that of our business partners, as well as our users’ or employees' personal information.

We have technology and processes in place to detect and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties have also attempted, and may in the future attempt, to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our customers and employees. Accordingly, we have been and may in the future be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even with appropriate training conducted in support of such measures, human errors may still occur. It is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information.

Actual or anticipated attacks and risks have caused and are expected to continue to cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants.

If we fail to reasonably maintain the security of our intellectual property or confidential and proprietary information or that of our business partners, or if we fail to reasonably maintain the security of the personal information of our users or employees, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected. In addition, a system breach could result in other negative consequences, including disruption of internal operations and loss of functionality of critical systems and online services, and may subject us to private litigation, government investigations, regulatory proceedings, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

The Company was the victim of a cyber attack that encrypted some of our systems on July 23, 2020. As a result, many of our online services were interrupted including website functions, customer support, customer facing applications, and company communications. We immediately began to assess the nature of the attack and started remediation. Based on our due diligence and independent forensic analysis, we have no indication that any customer data was accessed, lost or stolen. Additionally, the functionality of Garmin products was not affected, other than the ability to access online services. The impact of this outage to our operations and financial results was not material, and we do not expect it to have material impacts on future periods. However, we may still suffer negative consequences, including certain of those described in the paragraphs above, beyond our current expectations.

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

The currencies that typically create a majority of our exchange rate exposure are the Taiwan Dollar, Euro, British Pound Sterling, Australian Dollar, Chinese Yuan, and Japanese Yen. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other legal entities primarily use the local currency as the functional currency. Due to the relative size of entities with other functional currencies, fluctuations of other currencies are not expected to have a material impact on our financial statements.

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

Significant judgment is required in determining our global provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, most notably in the area of transfer pricing. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

Changes to trade regulations, including trade restrictions, sanctions, or tariffs, could significantly harm our results of operations.

We manufacture goods in the People’s Republic of China, also referred to as the PRC, and import certain materials from the PRC that are used to manufacture goods in the United States. The imposition of additional governmental controls or regulations that create new or enhanced restrictions on free trade, trade sanctions, or tariffs, particularly those applicable to materials or goods from the PRC, could have a substantial adverse effect on our business, results of operations, and financial condition.

Economic, regulatory, and political conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete. We have operations outside the United States that make up a significant portion of our total revenue, which can present challenges depending on economic and geopolitical conditions on both a global and regional scale. Economic weakness or constrained consumer and business spending has resulted in periods of decreased revenue in the past, and could in the future result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities, where we manufacture most of our consumer products, are located in Taiwan. Relations between Taiwan and the PRC and other factors affecting the political or economic conditions of Taiwan in the future, could materially affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could adversely affect our operations in Taiwan in the future.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

We have generally been able to increase or decrease production to meet fluctuations in demand. However, the demand for our products depends on many factors and may be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support a diverse product portfolio, competition in the market for our products intensifies and the markets for some of our products mature. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•

If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand.

•

Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components, higher freight costs associated with urgent distribution of the products, and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

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

The United Kingdom (UK) formally left the European Union (EU) on January 31, 2020, and a transition period through December 31, 2020 was established to allow the UK and EU to negotiate the terms of the UK’s withdrawal. As a result, the UK is no longer part of the European Single Market and European Union Customs Union effective January 1, 2021. The UK and EU signed the EU–UK Trade and Cooperation Agreement (TCA) in December 2020, which has been applied provisionally since January 1, 2021 until it is ratified by all parties to the agreement. Under the TCA, there is no longer the free movement of goods or people between the UK and the EU, which has resulted and could continue to result in certain delays in the shipment of these goods. The long-term risks of Brexit include economic recessions in the UK or other European markets and currency instability for both the British Pound Sterling and the Euro.

We have operations in the UK, including offices and a distribution facility, and several EU member states. Brexit therefore has impacted and will continue to impact our operations. While these impacts have not yet been material to our business operations, results of operations, and financial condition, risks such as slow or inefficient border clearance, prolonged economic recession, and currency fluctuations could have material adverse effects in the future.

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

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable and could harm our results of operations and financial condition.

Continued declines in consumer auto revenue could negatively impact the carrying value of the goodwill associated with the reporting unit.

We experienced substantial growth through 2008 in our auto segment as PNDs became mass-market consumer electronics in both Europe and North America. The consumer auto market has been declining as competing technologies emerged and market saturation occurred. Navigation technologies have been incorporated into and become more prevalent in competing devices such as mobile handsets, tablets, and new automobiles through factory-installed systems. The acceptance by consumers of these alternative solutions has negatively impacted sales and profits in the consumer auto segment. There is no assurance that the decline in sales will end, and thus no assurance that we can continue to generate profits from the consumer auto segment, which could put some or all of the goodwill associated with the consumer auto reporting unit at further risk of impairment.

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenue, diverted development resources and increased warranty claims, and litigation.

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products.

Our business is subject to a variety of United States and international laws, regulations and other legal obligations regarding data protection.

We collect, store, process, and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, gender, heart rates, sleeping patterns, GPS-based location, and activity patterns.

Regulatory authorities and legislative bodies around the world, including in the United States, have enacted or are considering enacting a number of legislative and regulatory proposals concerning data protection. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Noncompliance could result in significant penalties, governmental investigations and regulatory proceedings, litigation, harm to our brand, and a decrease in the use of our products and services. Many of these laws provide for significant penalties. Under the General Data Protection Regulation in the European Union, for example, potential penalties can be as high as 4% of a company’s total global revenue.

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

Additional tax consequences to 10% U.S. shareholders of a CFC may result from other provisions of the 2017 Act. For example, the 2017 Act added Section 951A which requires a 10% U.S. shareholder of a CFC to include in income its pro-rata share of the global intangible low-taxed income (GILTI) of the CFC. The 2017 Act also eliminated the requirement in Section 951(a) necessitating that a foreign corporation be considered a CFC for an uninterrupted period of at least 30 days in order for a 10% U.S. shareholder to have a current income inclusion.

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

Federal Aviation Administration (FAA) certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted and may in the future result in our being required to pay compensation to our customers. Additionally, failure of the United States Congress to appropriate funds for FAA operations that results in a shutdown of FAA operations or furloughing of FAA employees, due to partial or complete government shutdowns or otherwise, could result in delays in the required FAA certification of our avionics products and in the production, sale and registration of aircraft that use our avionics products. Therefore, such inabilities or delays could have a material adverse effect on our business and financial results. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could have an adverse effect on our operating results.

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

Our future success depends partly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing and administrative personnel. We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying severance payments to our senior executive officers, which may impair our ability to recruit for these positions. We do not have key person life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business. Recruiting and retaining the skilled personnel we require to maintain and grow our market position may be difficult. For example, in recent years there has been a global shortage of qualified engineers who are necessary for us to design and develop new products, and therefore, it has sometimes been challenging to recruit such personnel. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

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

We continually evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

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

Many of our products rely on the Global Positioning System and other Global Satellite Navigation Systems (GNSS).

The Global Positioning System (GPS) is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. GPS satellites have a limited lifespan and are subject to damage by the hostile space environment in which they operate. While many of the original satellites deployed by the U.S. have been in operation for more than 20 years, the U.S. Space Force and Missile Systems Center continue to launch new satellites to replace retired and aged satellites.

Despite ongoing efforts to repair, maintain and replace non-operational satellites, if a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of GPS and the growth of current and additional market opportunities. Furthermore, as GPS satellites and ground control segments are being modernized, software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.

GPS is operated by the U.S. Government, which is committed to maintenance and improvement of GPS; however, if the policy were to change, and commercial access to GPS was no longer supported by the U.S. Government, or if user fees were imposed, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Some of our products also use satellite signals from Russia’s GLONASS, Japan’s MSAS, EGNOS’ aviation SoL service, the European Union Galileo system, and the Chinese BDS. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-US GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could result in lost revenue.

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

Natural disasters and extreme weather events, such as tsunamis, typhoons, floods, wildfires, or earthquakes, could occur in a region where we have a manufacturing or warehousing facility which would cause disruptions in our business operations or loss of inventory. Global climate change could also result in certain types of natural disasters occurring more frequently or with more intense effects. For descriptions and locations of our principal properties, see Item 2, “Properties”. These events could also have an impact on our suppliers and affect our supply chain. If our backup and recovery plans are not sufficient to minimize business disruption and if our insurance is not sufficient to recover the costs associated with these types of events, our financial results could be adversely affected.

Climate change can also pose a risk to our business due to evolving regulatory and legislative measures surrounding climate change. The U.S. Environmental Protection Agency regulates greenhouse gas emissions under the authority granted to it under the Clean Air Act. U.S. Congress, in addition to other regulatory authorities and legislative bodies around the world, could pass further legislation to mandate greenhouse gas emission reduction, implement cap-and-trade programs, or promote renewable energy and energy efficiency. Such measures could influence mobility and transportation trends, which could decrease the demand for certain of our products.

If climate change has impacts on natural disasters or the regulatory environment as discussed above, it could result in a change in demand for certain products in markets that we serve, including auto, aviation, and marine. If we fail to adjust our product and service offerings to respond to new opportunities driven by changes in regulation and/or consumer preferences, it could have an adverse effect on our financial results.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile. During 2020, the closing price of our shares ranged from a low of $63.63 to a high of $122.85. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

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

As of January 26, 2021, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 22% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

As of December 26, 2020, we had CHF 5,214 million of unappropriated capital contribution reserves available from which the Company may make dividend payments or utilize to repurchase shares for which no withholding tax applies. At the time this reserve balance has been returned to shareholders through dividends or share repurchases, a Swiss federal withholding tax of 35% will generally be applicable to any dividends paid to shareholders. The withholding tax must be withheld from the gross distribution and paid to the Swiss federal Tax Administration. A holder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax. For example, a U.S holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds).

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Garmin and its subsidiaries own a majority of their principal properties and lease certain other properties. Depending on location, the properties could be used for manufacturing, warehousing, research and development, office space, or a combination of activities. Garmin’s principal properties are described below:

Garmin International, Inc. owns and occupies facilities of approximately 1,990,000 square feet on approximately 107 acres at 1200 East 151st Street, Olathe, Kansas, U.S. where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured, and products are warehoused, distributed, and supported for North, Central and South America. The 1,990,000 square feet includes a newly constructed 775,000 square foot manufacturing and distribution center. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facilities, which are leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for the aggregate sum of $200. Garmin International, Inc. has purchased all the outstanding bonds and expects to continue to hold the bonds until maturity in order to benefit from property tax abatement.

Garmin International, Inc. leases 148,000 square feet of land at New Century Airport at 1 New Century Pkwy, Gardner, Kansas, U.S. under a ground lease and occupies two aircraft hangars on this land, one of which is owned (47,000 square feet) and the other leased (53,000 square feet). Both properties serve as flight test and certification facilities that are used in development and certification of aviation products.

Garmin AT, Inc. leases approximately 18 acres of land at 2345 Turner Road SE, Salem, Oregon, U.S. under a ground lease. The current term of this ground lease ends in 2030, but Garmin AT, Inc. has the option to extend the ground lease until 2050. Garmin AT, Inc. owns and occupies a 115,000 square foot facility for office and manufacturing use and a 33,000 square foot aircraft hangar that serves as a flight test and certification facility on this land. Garmin AT, Inc. also owns and occupies an additional 66,000 square foot facility on the same property for customer support and research and development activities.

Garmin Corporation owns and occupies a 247,000 square foot facility at No. 68, Zhangshu 2nd Road, Xizhi Dist., New Taipei City, Taiwan, a 185,000 square foot facility at No.97, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility at No. 24 Beiyuan Road, Jhongli, Tao-Yang County, Taiwan, and a 576,000 square foot facility at No. 270 Huaya 2nd Road, LinKou, Tao-Yang County, Taiwan. Garmin China YangZhou Co., Ltd. leases a 204,000 square foot manufacturing facility at No. 122, Jinshan Road, Bali Town, Yangzhou, Jiangsu, People’s Republic of China. These facilities are used for the manufacturing and warehousing of most of Garmin’s auto, fitness, marine, and outdoor products, as well as portable aviation products. These facilities are also used for research and development activities and marketing and support of products for Asia Pacific countries.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located at Liberty House, Hounsdown Business Park, Southampton, U.K., used as offices and a distribution facility.

Tacx B.V. owns and occupies a 291,000 square foot facility located at De Boeg 2, 2343 MA Oegstgeest, Netherlands. This facility is used for design and development, manufacturing, and warehousing of indoor training products.

Garmin Wroclaw sp. zo.o leases a 319,000 square foot facility located at Ul. Ryszarda Chomicza 2, 55-040 Biskupice Podgórne, Poland. This facility is used for the manufacturing of certain auto OEM products, as well as distribution of other Garmin products in the region.

Garmin also owns and leases other properties around the world that are not described above and used for office space, warehousing, and retail.

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

The Company settled or resolved certain matters during the fiscal year ended December 26, 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4.	Mine Safety Disclosure

None.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 4, 2021.

Dr. Min H. Kao, age 72, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 55, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, Software Engineering Manager of Garmin International, Inc. from 1995 to 2002, and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 58, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 65, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

Garmin’s shares have traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 31, 2021, there were 199 shareholders of record.

The Board of Directors approved a share repurchase program on February 13, 2015, authorizing the Company to repurchase up to $300 million of the Company’s shares as market and business conditions warrant. The share repurchase authorization expired on December 31, 2017. The Company made no repurchases of shares during the years ended December 26, 2020, December 28, 2019, and December 29, 2018. See Note 11 in the Notes to the Consolidated Financial Statements for additional information regarding the share repurchase plan.

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq 100 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 (“12/15”) to December 31, 2020 (“12/20”).

	12/15	12/16	12/17	12/18	12/19	12/20
Garmin Ltd.	100.00	136.60	174.28	191.41	302.68	380.74
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ 100	100.00	107.27	142.67	142.72	199.03	296.31

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The selected consolidated balance sheet data as of December 26, 2020 and December 28, 2019 and the selected consolidated statements of income data for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 were derived from the Company’s audited Consolidated Financial Statements and the related notes thereto which are included in Item 8 of this annual report on Form 10-K. The selected consolidated balance sheet data as of December 29, 2018, December 30, 2017, and December 31, 2016 and the selected consolidated statements of income data for the years ended December 30, 2017 and December 31, 2016 were derived from the Company’s audited Consolidated Financial Statements, not included herein.

The information set forth below is not necessarily indicative of the results of future operations and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes to those statements included in Items 7 and 8 in Part II of this Form 10-K.

The Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective beginning with the Company’s first quarter of 2018. Adoption of the new revenue recognition standard was applied using the full retrospective method, and information for prior periods within Item 6 in Part II of this Form 10-K have been restated accordingly.

In the table presented below, the selected consolidated statements of income and selected balance sheet data for the years ended December 30, 2017 and December 31, 2016 have been restated in accordance with the Company’s adoption of the new revenue recognition standard.

	Years ended (1)
	Dec. 26, 2020	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net sales	$4,186,573	$3,757,505	$3,347,444	$3,121,560	$3,045,797
Gross profit	2,481,336	2,233,976	1,979,719	1,797,941	1,688,525
Operating income	1,054,240	945,586	778,343	683,637	632,864
Net income (2)	992,324	952,486	694,080	709,007	517,724

Net income per share:
Diluted	$5.17	$4.99	$3.66	$3.76	$2.73
Weighted average common shares outstanding:
Diluted	191,895	190,899	189,734	188,732	189,343

Dividends declared per share (3)	$2.44	$2.28	$2.12	$2.04	$2.04

Balance Sheet Data (at end of Period):
Cash, cash equivalents, and marketable securities	$2,977,259	$2,609,505	$2,714,844	$2,313,208	$2,327,120
Total assets	7,031,373	6,166,799	5,382,858	4,948,289	4,484,549
Total debt	—	—	—	—	—
Total stockholders’ equity	5,516,116	4,793,496	4,162,974	3,852,419	3,453,259

(1) Our fiscal year-end is the last Saturday of the calendar year and does not always fall on December 31. All years presented contain 52 weeks, excluding fiscal 2016 which includes 53 weeks.

(2) The following significant items are included in the Net income line that may affect comparability:

In 2020, a $14.3 million tax benefit was recognized resulting from the release of uncertain tax position reserves associated with a 2014 intercompany restructuring, partially offset by income tax expense of $11.0 million resulting from the revaluation of certain Switzerland tax assets related to the Switzerland tax reform transitional measures;

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

This section provides discussion and a year-to-year comparison for the fiscal years ended December 26, 2020 and December 28, 2019. Discussion regarding our results of operations for the fiscal year ended December 29, 2018 and a year-to-year comparison between the fiscal years ended December 28, 2019 and December 29, 2018 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal years 2020, 2019 and 2018 contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

We are a leading worldwide provider of navigation, communications and information devices, most of which are enabled by Global Positioning System, or GPS, technology. Garmin is organized in the six operating segments of auto OEM, aviation, consumer auto, fitness, marine, and outdoor. The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), allocates resources and assesses performance of each operating segment individually. The aviation, fitness, marine, and outdoor operating segments represent reportable segments. The auto OEM and consumer auto operating segments, which serve the auto market, do not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Auto, aviation, fitness, marine, and outdoor are collectively referred to as our reported segments.

The operating segments offer products through our network of subsidiary distributors and independent dealers and distributors, our own webshop, as well as through various auto, aviation, and marine OEMs. Each of the operating segments is managed separately. The consumer auto operating segment was previously referred to as our auto PND operating segment. We have revised the name of this operating segment to reflect the evolution of the product lines and focus of that part of our business. The name change did not impact the composition or operating results of the segment.

Since our first products were delivered in 1991, we have generated positive income from consolidated operations each year and have funded our growth from these profits.

Impacts of COVID-19

The COVID-19 pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers. Our operating segments were not all impacted equally, as COVID-19 had an unfavorable impact on net sales and profitability of the auto and aviation segments during fiscal year 2020. However, the diversity of our business and product offerings helped mitigate the impacts to our consolidated net sales and operating income.

With pre-existing fundamentals such as trade credit insurance, direct online sales through our webshops, direct fulfillment arrangements with certain retailers, our strong cash and marketable securities position, market and product diversity, a vertically integrated business model, and ample inventory on hand, we were well-positioned to mitigate the initial impacts of COVID-19. While COVID-19 continues to evolve into a complicated and prolonged global pandemic, we have implemented further mitigation measures, such as initiating additional direct fulfillment arrangements with retailers, mitigating single source supplier dependencies, enhancing cleaning and sanitation within our facilities to maintain a healthy and safe environment for essential on-site functions, boosting functionality and security of technology for employees who are working from home, and fostering the safe reintegration of our on-site workforce. These mitigation efforts complement our top priorities of ensuring the health and safety of our employees and continuing to serve our customers. Additional benefits have been provided to many of our employees, including increased flexible work arrangements, remote work access, and flexible paid leave policies. We have also focused on mitigating impacts to operating income and liquidity by monitoring our expense structure and balance sheet, reducing and prioritizing certain discretionary operating expenses and capital expenditures, and slowing the number of new employees hired.

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

Although we believe we have taken appropriate actions to help mitigate risks associated with COVID-19 as described above, the duration and magnitude of COVID-19 impacts to our business operations and financial results may be affected by a number of factors including uncertainty regarding the evolution of the pandemic, the imposition or relaxation of government restrictions on business and social gathering activities, voluntary behavior changes associated with public health guidance, the efficacy, distribution and uptake of vaccines, and those presented above in Item 1A. Risk Factors of this Annual Report.

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

Goodwill

We allocate goodwill to reporting units in proportion to the expected benefit from each business combination. Each of the Company’s operating segments (auto OEM, aviation, consumer auto, fitness, marine, and outdoor) represents a distinct reporting unit. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the operating performance indicators, competition, or expectations about future market or economic conditions.

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

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network, our own webshop, and to original equipment manufacturers (OEMs). Refer to the Revenue Recognition discussion in Note 2 to the Consolidated Financial Statements. We aim to achieve a quick turnaround on orders we receive from our retail, dealer, and distributor customers. Certain arrangements with OEM customers are entered into at the beginning of an aircraft or vehicle life cycle with the intent to fulfill customer purchasing requirements for the entire production life, although there are generally no firm volume commitments, and sales are therefore generated on an order-by-order basis. As a result, we do not believe backlog information is material to the understanding of our business.

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the fourth quarter due to increased demand during the holiday buying season, and in the second quarter, due to increased demand during the spring and summer season. Our auto OEM and aviation products do not experience much seasonal variation but are more influenced by the timing of auto program manufacturing, aircraft certifications, regulatory mandates, and the release of new products when the initial demand is typically the strongest.

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower cost components. We believe that our flexible production model allows our factories to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan and China than in Olathe and Salem.

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

Research and Development

The majority of our research and development costs represent engineering personnel costs, costs of test equipment and components used in product and prototype development, and outside product development costs.

We are committed to increasing the level of innovative design and development of new products as we strive for expanded ability to serve our existing consumer and aviation markets as well as new auto OEM programs and new markets for active lifestyle products.

Income Taxes

We have experienced a relatively low effective income tax rate due to the proportion of our income generated by entities in tax jurisdictions with low statutory rates.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	100%	100%	100%
Cost of goods sold	41%	41%	41%
Gross profit	59%	59%	59%
Operating expenses:
Advertising	4%	4%	5%
Selling, general and administrative	14%	14%	14%
Research and development	17%	16%	17%
Total operating expenses	34%	34%	36%
Operating income	25%	25%	23%
Other income (expense), net	1%	1%	1%
Income before income taxes	26%	26%	25%
Provision (benefit) for income taxes	2%	1%	4%
Net income	24%	25%	21%

The table below sets forth our results of operations through operating income for each of our five reported segments and supplemental information for the consumer auto and auto OEM operating segments that management believes is useful. The Company’s CODM uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated. For each line item in the table below, the total of the reported segments’ amounts equals the amount in the consolidated statements of income data included in Item 6.

As indicated in Note 8 to the Consolidated Financial Statements, the methodology used to allocate certain selling, general, and administrative expenses was refined at the beginning of the 2019 fiscal year. The amounts presented below for the 52-weeks ended December 29, 2018 are presented here as they were originally reported. For comparative purposes, we estimate operating income for the 52-weeks ended December 29, 2018 would have been approximately $18 million less for aviation, approximately $11 million more for marine, approximately $7 million more for outdoor, and not significantly different for auto and fitness.

					Auto
52-Weeks Ended December 26, 2020	Fitness	Outdoor	Marine	Aviation	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,317,498	$1,128,081	$657,848	$622,820	$460,326	$275,493	$184,833
Cost of goods sold	619,959	388,304	273,398	169,812	253,764	135,629	118,135
Gross profit	697,539	739,777	384,450	453,008	206,562	139,864	66,698

Advertising expense	66,157	49,957	21,549	2,921	10,582	10,387	195
Selling, general and administrative expenses	190,109	143,714	94,376	76,504	65,542	40,094	25,448
Research and development expense	122,389	105,021	92,801	236,380	149,094	47,919	101,175
Total operating expenses	378,655	298,692	208,726	315,805	225,218	98,400	126,818

Operating income (loss)	$318,884	$441,085	$175,724	$137,203	$(18,656)	$41,464	$(60,120)

52-Weeks Ended December 28, 2019	Fitness	Outdoor	Marine	Aviation	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,047,527	$917,567	$508,850	$735,458	$548,103	$365,511	$182,592
Cost of goods sold	514,923	319,124	205,901	192,073	291,508	193,293	98,215
Gross profit	532,604	598,443	302,949	543,385	256,595	172,218	84,377

Advertising expense	71,772	52,171	20,411	5,667	14,435	14,174	261
Selling, general and administrative expenses	159,793	124,650	90,352	65,663	78,110	53,444	24,666
Research and development expense	109,181	87,581	82,310	219,112	107,182	41,301	65,881
Total operating expenses	340,746	264,402	193,073	290,442	199,727	108,919	90,808

Operating income (loss)	$191,858	$334,041	$109,876	$252,943	$56,868	$63,299	$(6,431)

52-Weeks Ended December 29, 2018	Fitness	Outdoor	Marine	Aviation	Total Auto	Consumer Auto	Auto OEM
Net sales	$858,329	$809,883	$441,560	$603,459	$634,213	$425,684	$208,529
Cost of goods sold	386,565	281,629	182,804	153,307	363,420	245,822	117,598
Gross profit	471,764	528,254	258,756	450,152	270,793	179,862	90,931

Advertising expense	64,707	46,041	18,284	7,207	19,155	18,803	352
Selling, general and administrative expenses	135,096	120,588	97,682	36,139	88,672	71,265	17,407
Research and development expense	90,216	71,115	79,446	202,060	124,968	46,653	78,315
Total operating expenses	290,019	237,744	195,412	245,406	232,795	136,721	96,074

Operating income (loss)	$181,745	$290,510	$63,344	$204,746	$37,998	$43,141	$(5,143)

Net Sales

Net Sales	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$1,317,498	26%	$1,047,527	22%	$858,329
Percentage of Total Net Sales	31%		28%		26%
Outdoor	1,128,081	23%	917,567	13%	809,883
Percentage of Total Net Sales	27%		24%		24%
Marine	657,848	29%	508,850	15%	441,560
Percentage of Total Net Sales	16%		13%		13%
Aviation	622,820	(15%)	735,458	22%	603,459
Percentage of Total Net Sales	15%		20%		18%
Auto	460,326	(16%)	548,103	(14%)	634,213
Percentage of Total Net Sales	11%		15%		19%
Consumer Auto	275,493	(25%)	365,511	(14%)	425,684
Percentage of Total Net Sales	7%		10%		13%
Auto OEM	184,833	1%	182,592	(12%)	208,529
Percentage of Total Net Sales	4%		5%		6%
Total	$4,186,573	11%	$3,757,505	12%	$3,347,444

Net sales increased 11% in 2020 when compared to the year-ago period. All operating segments had an increase in revenue except for aviation and consumer auto. Fitness revenue represented the largest portion of our revenue mix in 2020 at 31% compared to 28% in 2019.

Total unit sales decreased 1.3% to 15.4 million units in 2020 from 15.6 million units in 2019.

Fitness, outdoor, marine, and auto OEM revenues increased 26%, 23%, 29%, and 1%, respectively, when compared to the year-ago period. The fitness revenue increase was primarily driven by strong demand for advanced wearables and cycling products. The outdoor revenue increase was driven by sales growth across multiple product categories, primarily led by adventure watches. Marine revenue increases were driven by sales growth across all product categories, led primarily by chartplotters and SONAR products. The auto OEM revenue increase was driven by sales growth in new auto OEM programs. Aviation revenue decreased 15% from the year-ago period, due to fewer shipments to OEM customers and reduced contributions from ADS-B products. Consumer auto revenue decreased 25% from the year-ago period, primarily due to the ongoing personal navigation device market contraction.

Gross Profit

Gross Profit	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$697,539	31%	$532,604	13%	$471,764
Percentage of Segment Net Sales	53%		51%		55%
Outdoor	739,777	24%	598,443	13%	528,254
Percentage of Segment Net Sales	66%		65%		65%
Marine	384,450	27%	302,949	17%	258,756
Percentage of Segment Net Sales	58%		60%		59%
Aviation	453,008	(17%)	543,385	21%	450,152
Percentage of Segment Net Sales	73%		74%		75%
Auto	206,562	(19%)	256,595	(5%)	270,793
Percentage of Segment Net Sales	45%		47%		43%
Consumer Auto	139,864	(19%)	172,218	(4%)	179,862
Percentage of Segment Net Sales	51%		47%		42%
Auto OEM	66,698	(21%)	84,377	(7%)	90,931
Percentage of Segment Net Sales	36%		46%		44%
Total	$2,481,336	11%	$2,233,976	13%	$1,979,719
Percentage of Total Net Sales	59%		59%		59%

Gross profit dollars in fiscal year 2020 increased 11%, primarily due to the increase in net sales compared to the year-ago period. Consolidated gross margin was relatively flat compared to fiscal year 2019. The fitness and consumer auto gross margin increases of 210 basis points and 365 basis points, respectively, were primarily attributable to product mix. Gross margin remained relatively flat within the outdoor segment. The marine and aviation gross margin decreases of 110 basis points and 115 basis points, respectively, were primarily attributable to product mix. The auto OEM gross margin decrease of 1,010 basis points was primarily attributable to product mix associated with growth in new auto OEM programs. This product mix and associated gross margin trend is generally expected to continue into 2021 and beyond.

Advertising Expenses

Advertising	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$66,157	(8%)	$71,772	11%	$64,707
Percentage of Segment Net Sales	5%		7%		8%
Outdoor	49,957	(4%)	52,171	13%	46,041
Percentage of Segment Net Sales	4%		6%		6%
Marine	21,549	6%	20,411	12%	18,284
Percentage of Segment Net Sales	3%		4%		4%
Aviation	2,921	(48%)	5,667	(21%)	7,207
Percentage of Segment Net Sales	0%		1%		1%
Auto	10,582	(27%)	14,435	(25%)	19,155
Percentage of Segment Net Sales	2%		3%		3%
Consumer Auto	10,387	(27%)	14,174	(25%)	18,803
Percentage of Segment Net Sales	4%		4%		4%
Auto OEM	195	(25%)	261	(26%)	352
Percentage of Segment Net Sales	0%		0%		0%
Total	$151,166	(8%)	$164,456	6%	$155,394
Percentage of Total Net Sales	4%		4%		5%

Advertising expense decreased 8% in absolute dollars and decreased slightly as a percent of revenue in fiscal year 2020 compared to fiscal year 2019. The overall decrease in absolute dollars was primarily attributable to decreased media advertising in fitness and outdoor and decreased cooperative advertising in consumer auto. These decreases were partially offset by increased cooperative advertising expense in fitness, outdoor, and marine. Advertising expenses in all operating segments decreased slightly as a percent of revenue compared to the prior year.

Selling, General and Administrative Expenses

Selling, General & Admin. Expenses	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$190,109	19%	$159,793	18%	$135,096
Percentage of Segment Net Sales	14%		15%		16%
Outdoor	143,714	15%	124,650	3%	120,588
Percentage of Segment Net Sales	13%		14%		15%
Marine	94,376	4%	90,352	(8%)	97,682
Percentage of Segment Net Sales	14%		18%		22%
Aviation	76,504	17%	65,663	82%	36,139
Percentage of Segment Net Sales	12%		9%		6%
Auto	65,542	(16%)	78,110	(12%)	88,672
Percentage of Segment Net Sales	14%		14%		14%
Consumer Auto	40,094	(25%)	53,444	(25%)	71,265
Percentage of Segment Net Sales	15%		15%		17%
Auto OEM	25,448	3%	24,666	42%	17,407
Percentage of Segment Net Sales	14%		14%		8%
Total	$570,245	10%	$518,568	8%	$478,177
Percentage of Total Net Sales	14%		14%		14%

Selling, general and administrative expense increased 10% in absolute dollars and was relatively flat as a percent of revenue when compared to the prior year. The absolute dollar increase was primarily attributable to information technology costs and personnel related expenses.

As noted above and in Note 8 to the Consolidated Financial Statements, the Company refined its methodology to allocate certain selling, general and administrative expenses at the beginning of the 2019 fiscal year. The prior year amounts are presented here as originally reported. For comparative purposes, we estimate selling, general and administrative expenses for fiscal year 2018 would have been approximately $18 million more for aviation, approximately $11 million less for marine, approximately $7 million less for outdoor, and not significantly different for fitness and auto.

Research and Development Expense

Research & Development	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$122,389	12%	$109,181	21%	$90,216
Percentage of Segment Net Sales	9%		10%		11%
Outdoor	105,021	20%	87,581	23%	71,115
Percentage of Segment Net Sales	9%		10%		9%
Marine	92,801	13%	82,310	4%	79,446
Percentage of Segment Net Sales	14%		16%		18%
Aviation	236,380	8%	219,112	8%	202,060
Percentage of Segment Net Sales	38%		30%		33%
Auto	149,094	39%	107,182	(14%)	124,968
Percentage of Segment Net Sales	32%		20%		20%
Consumer Auto	47,919	16%	41,301	(11%)	46,653
Percentage of Segment Net Sales	17%		11%		11%
Auto OEM	101,175	54%	65,881	(16%)	78,315
Percentage of Segment Net Sales	55%		36%		38%
Total	$705,685	17%	$605,366	7%	$567,805
Percentage of Total Net Sales	17%		16%		17%

Research and development expense increased 17% in absolute dollars when compared to the year-ago period and increased slightly as a percent of revenue. The absolute dollar increase was primarily due to engineering personnel costs across all of our operating segments and other expenses related to auto OEM programs. The auto OEM increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs and other expenses related to investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable in fiscal year 2020. This trend of increasing auto OEM research and development expense is expected to continue in 2021 as we expect higher total costs and the majority of costs will not be contractually reimbursable.

Operating Income

Operating Income	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019	Year-over-Year Change	52-Weeks Ended December 29, 2018
Fitness	$318,884	66%	$191,858	6%	$181,745
Percentage of Segment Net Sales	24%		18%		21%
Outdoor	441,085	32%	334,041	15%	290,510
Percentage of Segment Net Sales	39%		36%		36%
Marine	175,724	60%	109,876	73%	63,344
Percentage of Segment Net Sales	27%		22%		14%
Aviation	137,203	(46%)	252,943	24%	204,746
Percentage of Segment Net Sales	22%		34%		34%
Auto	(18,656)	(133%)	56,868	50%	37,998
Percentage of Segment Net Sales	(4%)		10%		6%
Consumer Auto	41,464	(34%)	63,299	47%	43,141
Percentage of Segment Net Sales	15%		17%		10%
Auto OEM	(60,120)	835%	(6,431)	25%	(5,143)
Percentage of Segment Net Sales	(33%)		(4%)		(2%)
Total	$1,054,240	11%	$945,586	21%	$778,343
Percentage of Total Net Sales	25%		25%		23%

Total operating income increased 11% in absolute dollars and was relatively flat as a percent of revenue when compared to fiscal year 2019. The growth in total operating income on an absolute dollar basis was the result of revenue growth as discussed above. Operating income, in absolute dollars and as a percent of revenue, decreased in aviation primarily due to a decline in sales compared to the year-ago period. Auto OEM experienced an operating loss in fiscal year 2020, and we expect this trend of an operating loss to continue in 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 26, 2020	52-Weeks Ended December 28, 2019	52-Weeks Ended December 29, 2018
Interest income	$37,002	$52,817	$47,147
Foreign currency (losses)	2,825	(16,799)	(7,616)
Other income	9,343	5,618	5,373
Total	$49,170	$41,636	$44,904

The average returns on cash and investments, including interest and capital gain/loss returns during the 52-weeks ended December 26, 2020 and December 28, 2019, were 1.4% and 2.0%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

Foreign currency gains and losses for the Company are typically driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, and Chinese Yuan. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $2.8 million currency gain recognized in fiscal 2020 was primarily due to the U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar. During fiscal 2020, the U.S. Dollar weakened 9.2% against the Euro, 9.4% against the Australian Dollar, 7.2% against the Chinese Yuan, and 3.6% against the British Pound Sterling, resulting in gains of $21.1 million, $6.5 million, $2.9 million, and $2.6 million, respectively, while the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $32.2 million. The remaining net currency gain of $1.9 million is related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $16.8 million currency loss recognized in fiscal 2019 was primarily due to the U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar, offset by the U.S. Dollar weakening against the British Pound Sterling. During fiscal 2019, the U.S. Dollar strengthened 2.3% against the Euro and weakened 1.5% against the Taiwan Dollar, resulting in losses of $9.3 million and $7.1 million, respectively, while the U.S. Dollar weakened 2.9% against the British Pound Sterling, resulting in a gain of $2.8 million. The remaining net currency loss of $3.2 million is related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Income tax expense for the fiscal year ended December 26, 2020 was $111.1 million compared to income tax expense of $34.7 million for the fiscal year ended December 28, 2019, representing a net increase of $76.4 million. Contributing to the year-over-year increase in income tax expense in fiscal year 2020 was an income tax benefit of $118.0 million recognized in fiscal year 2019 associated with the revaluation and step-up of certain Switzerland tax assets as a result of the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures. A revaluation of these assets performed in the fourth quarter of 2020 resulted in an $11.0 million income tax expense in fiscal year 2020. In connection with these transitional measures included in Switzerland tax reform, a reduced income tax rate will be utilized on certain Switzerland taxable income for up to five years. The Company also recognized a $14.3 million income tax benefit in fiscal 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring.

Excluding the aforementioned $11.0 million income tax expense and $14.3 million income tax benefit in fiscal 2020, and the $118.0 million tax benefit in fiscal 2019, income tax expense for fiscal years 2020 and 2019 was $114.4 million and $152.7 million, respectively. In this comparison, income tax expense for fiscal year 2020 was lower primarily due to a transaction initiated by the Company in February 2020 between wholly-owned subsidiaries to migrate ownership of certain intellectual property from Switzerland to the United States, the primary location of research, development, and executive management. The migration, which includes a multi-year intercompany license of intellectual property, has resulted in a favorable shift of income mix by jurisdiction and a reduction in expense related to uncertain tax positions. During the term of the license agreement, this transaction is expected to continue to result in a lower effective income tax rate as compared to the fiscal year 2019 effective income tax rate, excluding the $118.0 million income tax benefit in 2019 described above. The Company is pursuing an Advance Pricing Agreement between relevant jurisdictions related to this transaction. At the end of the license agreement, a higher percentage of income will be recognized in the United States.

Net Income

As a result of the various factors noted above net income increased 4% to $992.3 million from $952.5 million in the prior year.

Liquidity and Capital Resources

As of December 26, 2020, we had approximately $3.0 billion of cash, cash equivalents, and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2020, 2019, and 2018 were approximately 1.4%, 2.0% and 1.9%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net cash provided by operating activities	$1,135,267	$698,549	$919,520

The $436.7 million increase in cash provided by operating activities in fiscal year 2020 compared to fiscal year 2019 was due to a decrease in cash used in working capital of $294.3 million (which included an increase of $14.5 million in net receipts of accounts receivable, a decrease of $198.9 million in cash paid for inventory, a decrease of $13.6 million net cash used for income taxes, and a decrease of $92.0 million net cash used in other activities primarily driven by prior year payments associated with an amendment to a license agreement, partially offset by an increase of $24.7 million net cash used in accounts payable). Additional changes were due to the year-over-year increase in net income of $39.8 million and an increase in other non-cash adjustments to net income of $102.6 million primarily driven by a prior year income tax benefit of $118.0 million associated with the revaluation and step-up of certain Switzerland tax assets.

Investing Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net cash used in investing activities	$(260,524)	$(450,746)	$(307,503)

The $190.2 million decrease in cash used in investing activities in fiscal year 2020 compared to fiscal year 2019 was primarily due to a decrease in cash payments for acquisitions of $151.6 million, an increase in net redemptions of marketable securities of $104.2 million, and partially offset by increased net purchases of property and equipment of $65.9 million.

Financing Activities

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net cash used in financing activities	$(461,760)	$(416,028)	$(286,161)

The $45.7 million increase in cash used in financing activities in fiscal year 2020 compared to fiscal year 2019 was primarily due to an increase in dividend payments of $33.4 million.

Our declared dividend has increased from $0.53 per share for the four calendar quarters beginning in June 2018 to $0.57 per share for the four calendar quarters beginning in June 2019, and to $0.61 per share for the four calendar quarters beginning in June 2020.

Contractual Obligations and Commercial Commitments

As of December 26, 2020, operating leases comprise the substance of the Company’s commercial commitments with long-term scheduled payments, as summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$107,859	$22,900	$36,965	$24,965	$23,029

The Company is party to certain other commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 26, 2020 was approximately $880.0 million. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are generally based on our current needs and are typically fulfilled within short periods of time.

We may be required to make significant cash outlays related to unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $85.0 million as of December 26, 2020, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 2 – Summary of Significant Accounting Policies, Income Taxes and Note 6 – Income Taxes to the Consolidated Financial Statements included in this Report.

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

The currencies that create a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, British Pound Sterling, Australian Dollar, Chinese Yuan, and Japanese Yen. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year‐end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. remains the U.S. Dollar, and as some transactions occur in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar. The Company believes that gains and losses may become more material in the future as our European presence grows.

During fiscal year 2020, the Company incurred a net foreign currency gain of $2.8 million. The U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling was partially offset by the U.S. Dollar weakening against the Taiwan Dollar. During fiscal 2020, the U.S. Dollar weakened 9.2% against the Euro, 9.4% against the Australian Dollar, 7.2% against the Chinese Yuan, and 3.6% against the British Pound Sterling, resulting in gains of $21.1 million, $6.5 million, $2.9 million, and $2.6 million, respectively, while the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $32.2 million. The remaining net currency gain of $1.9 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2020 also resulted in a currency translation adjustment of $107.7 million within Accumulated other comprehensive income.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 26, 2020 and December 28, 2019, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $84 million and $90 million at December 26, 2020 and December 28, 2019.

Interest Rate Risk

We have no outstanding long-term debt as of December 26, 2020. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. During 2020 and 2019, the Company did not record any material impairment charges on its outstanding securities.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 26, 2020 and December 28, 2019, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $34 million and $35 million at December 26, 2020 and December 28, 2019, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 26, 2020, December 28, 2019, and December 29, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

The Company assigns goodwill acquired in business combinations to its reporting units as of each acquisition date. At December 26, 2020, the Company’s goodwill balance related to the consumer auto reporting unit was approximately $80 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The consumer auto market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s consumer auto reporting unit. Considering these qualitative factors, management performed a quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2020. Considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, the Company disclosed some or all of the approximately $80 million of goodwill associated with the consumer auto reporting unit is at risk of future impairment.

Auditing management’s annual goodwill impairment test for the consumer auto reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the discount rate, projected future revenues, projected future operating margins, and terminal growth rates which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s consumer auto goodwill impairment review process. For example, we tested controls over management's review of the significant assumptions (e.g., discount rate, projected revenue growth rates, projected operating margins, terminal growth rates) used to develop the prospective financial information (PFI) for the quantitative analysis. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s consumer auto reporting unit, we performed audit procedures that included, among others, assessing the methodology and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We included valuation specialists on our team to review the Company’s model, method, and the more sensitive assumptions such as the discount rate and terminal growth assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, forecasts used in the Company’s annual operating plans and other relevant factors. We assessed the historical accuracy of management’s forecast estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the consumer auto reporting unit that would result from changes in the assumptions. We reconciled the fair value of the reporting unit to its carrying value, testing the Company’s determination of the assets and liabilities used within the reporting unit that are the basis for the carrying value. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic, Income Taxes.  The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. The Company uses significant judgment to evaluate uncertain tax positions and determine whether the threshold for recognition has been met and to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 6 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $85 million at December 26, 2020, primarily related to transfer pricing positions.

Auditing management’s assessment and measurement of material tax positions is complex and involved especially subjective and complex judgements. The assessment process involves both significant judgment to evaluate each position against the recognition threshold and estimation because the pricing of the intercompany transactions is based on pricing analyses that may produce a number of different outcomes or ranges of outcomes (e.g., the price that would be charged in an arm’s-length transaction). Each transfer pricing tax position carries unique facts and circumstances that must be evaluated, and ultimate resolution will be dependent on uncontrollable factors, such as the interpretation of laws and regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the identification, assessment, measurement and valuation of uncertain tax positions related to transfer pricing from intercompany transactions. For example, we tested controls over management’s review of intercompany transfer pricing positions against the measurement criteria, review of inputs and calculations of these uncertain tax positions, which included management’s evaluation of the ranges of outcomes and pricing conclusions reached within the transfer pricing studies.

Our audit procedures included, among others, involving our tax professionals to test the Company’s assessment and measurement of tax positions related to transfer pricing used in intercompany transactions to assess the appropriateness of the ranges of outcomes utilized and the pricing conclusions reached within the transfer pricing studies conducted by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies and industry benchmarks. We also verified our understanding of the relevant facts by reading the Company’s correspondence with the relevant tax authorities and any third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws, as well as historical settlement activity from income tax authorities, to evaluate the appropriateness of the Company’s measurement of uncertain tax positions related to transfer pricing used in these intercompany transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Kansas City, Missouri

February 17, 2021

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share information)

	December 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,458,442	$1,027,567
Marketable securities (Note 3)	387,642	376,463
Accounts receivable, less allowance for doubtful accounts of $11,086 in 2020 and $6,754 in 2019	849,469	706,763
Inventories	762,084	752,908
Deferred costs	20,145	25,105
Prepaid expenses and other current assets	191,569	169,044
Total current assets	3,669,351	3,057,850

Property and equipment, net (Note 2)	855,539	728,921
Operating lease right-of-use assets (Note 14)	94,626	63,589
Restricted cash (Note 4)	306	71
Marketable securities (Note 3)	1,131,175	1,205,475
Deferred income taxes (Note 6)	245,455	268,518
Noncurrent deferred costs	16,510	23,493
Intangible assets, net	828,566	659,629
Other assets	189,845	159,253
Total assets	$7,031,373	$6,166,799

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$258,885	$240,831
Salaries and benefits payable	181,937	128,426
Accrued warranty costs	42,643	39,758
Accrued sales program costs	109,891	112,578
Deferred revenue	86,865	94,562
Accrued advertising expense	31,950	35,142
Other accrued expenses	149,817	110,461
Income taxes payable	68,585	56,913
Dividend payable	233,644	217,262
Total current liabilities	1,164,217	1,035,933

Deferred income taxes (Note 6)	116,844	114,754
Noncurrent income taxes	92,810	105,771
Noncurrent deferred revenue	49,934	67,329
Noncurrent operating lease liabilities	75,958	49,238
Other liabilities	15,494	278

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 191,571 shares outstanding at December 26, 2020; and 190,686 shares outstanding at December 28, 2019; (Notes 9, 10, and 11):	17,979	17,979
Additional paid-in capital	1,880,354	1,835,622
Treasury stock	(320,016)	(345,040)
Retained earnings	3,754,372	3,229,061
Accumulated other comprehensive income	183,427	55,874
Total stockholders’ equity	5,516,116	4,793,496
Total liabilities and stockholders’ equity	$7,031,373	$6,166,799

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	$4,186,573	$3,757,505	$3,347,444
Cost of goods sold	1,705,237	1,523,529	1,367,725
Gross profit	2,481,336	2,233,976	1,979,719

Advertising expense	151,166	164,456	155,394
Selling, general and administrative expenses	570,245	518,568	478,177
Research and development expense	705,685	605,366	567,805
	1,427,096	1,288,390	1,201,376
Operating income	1,054,240	945,586	778,343
Other income (expense):
Interest income	37,002	52,817	47,147
Foreign currency gains (losses)	2,825	(16,799)	(7,616)
Other income	9,343	5,618	5,373
	49,170	41,636	44,904
Income before income taxes	1,103,410	987,222	823,247

Income tax provision (benefit): (Note 6)
Current	104,471	123,073	93,424
Deferred	6,615	(88,337)	35,743
	111,086	34,736	129,167
Net income	$992,324	$952,486	$694,080

Basic net income per share (Note 10)	$5.19	$5.01	$3.68
Diluted net income per share (Note 10)	$5.17	$4.99	$3.66

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Net income	$992,324	$952,486	$694,080
Foreign currency translation adjustment	107,664	7,962	(31,965)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	19,889	39,482	(15,581)
Comprehensive income	$1,119,877	$999,930	$646,534

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2017	$17,979	$1,828,386	$(468,818)	$2,418,444	$56,428	$3,852,419
Net income	—	—	—	694,080	—	694,080
Translation adjustment	—	—	—	—	(31,965)	(31,965)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,174	—	—	—	—	(15,581)	(15,581)
Comprehensive income						646,534
Dividends declared ($2.12 per share)	—	—	—	(400,657)	—	(400,657)
Issuance of treasury stock related to equity awards	—	(61,139)	87,781	—	—	26,642
Stock compensation	—	56,391	—	—	—	56,391
Purchase of treasury stock related to equity awards	—	—	(16,655)	—	—	(16,655)
Reclassification under ASU 2016-16	—	—	—	(1,700)	—	(1,700)
Reclassification under ASU 2018-02	—	—	—	452	(452)	—
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	952,486	—	952,486
Translation adjustment	—	—	—	—	7,962	7,962
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,982	—	—	—	—	39,482	39,482
Comprehensive income						999,930
Dividends declared ($2.28 per share)	—	—	—	(434,044)	—	(434,044)
Issuance of treasury stock related to equity awards	—	(51,416)	78,538	—	—	27,122
Stock compensation	—	63,400	—	—	—	63,400
Purchase of treasury stock related to equity awards	—	—	(25,886)	—	—	(25,886)
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	992,324	—	992,324
Translation adjustment	—	—	—	—	107,664	107,664
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $3,157	—	—	—	—	19,889	19,889
Comprehensive income						1,119,877
Dividends declared ($2.44 per share)	—	—	—	(467,013)	—	(467,013)
Issuance of treasury stock related to equity awards	—	(36,153)	51,354	—	—	15,201
Stock compensation	—	80,885	—	—	—	80,885
Purchase of treasury stock related to equity awards	—	—	(26,330)	—	—	(26,330)
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Operating Activities:
Net income	$992,324	$952,486	$694,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,121	71,921	64,798
Amortization	48,594	34,254	31,396
Gain on sale of property and equipment	(1,799)	(233)	(479)
Unrealized foreign currency (gains) losses	(9,873)	18,663	13,790
Deferred income taxes	6,931	(88,358)	38,978
Stock compensation expense	80,885	63,400	56,391
Realized (gains) losses on marketable securities	(1,392)	(799)	827
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(108,859)	(123,401)	7,290
Inventories	28,726	(170,169)	(57,737)
Other current and non-current assets	(33,690)	(86,073)	7,358
Accounts payable	1,447	26,192	40,628
Other current and non-current liabilities	87,761	36,660	(1,323)
Deferred revenue	(25,211)	(11,032)	(17,208)
Deferred costs	11,973	9,335	5,611
Income taxes payable	(20,671)	(34,297)	35,120
Net cash provided by operating activities	1,135,267	698,549	919,520

Investing activities:
Purchases of property and equipment	(185,401)	(118,031)	(155,755)
Proceeds from sale of property and equipment	1,977	529	1,600
Purchase of intangible assets	(2,065)	(2,377)	(4,600)
Purchase of marketable securities	(1,052,640)	(789,352)	(403,181)
Redemption of marketable securities	1,126,253	758,774	283,603
Acquisitions, net of cash acquired	(148,648)	(300,289)	(29,170)
Net cash used in investing activities	(260,524)	(450,746)	(307,503)

Financing activities:
Dividends	(450,631)	(417,264)	(296,148)
Proceeds from issuance of treasury stock related to equity awards	15,201	27,122	26,642
Purchase of treasury stock related to equity awards	(26,330)	(25,886)	(16,655)
Net cash used in financing activities	(461,760)	(416,028)	(286,161)

Effect of exchange rate changes on cash and cash equivalents	18,127	(5,942)	(15,810)

Net increase (decrease) in cash, cash equivalents, and restricted cash	431,110	(174,167)	310,046
Cash, cash equivalents, and restricted cash at beginning of year	1,027,638	1,201,805	891,759
Cash, cash equivalents, and restricted cash at end of year	$1,458,748	$1,027,638	$1,201,805

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$133,057	$160,286	$67,592

Cash received during the year from income tax refunds	$4,820	$6,063	$6,122

Supplemental disclosure of non-cash investing and financing activities

(Decrease) increase in accrued capital expenditures related to purchases of property and equipment	$(4,192)	$2,821	$(14,647)

Change in marketable securities related to unrealized appreciation (depreciation)	$23,045	$45,464	$(17,755)

Fair value of assets acquired	$165,082	$354,631	$31,920
Liabilities assumed	(14,884)	(25,507)	(2,273)
Less: cash acquired	(1,550)	(28,835)	(477)
Cash paid for acquisitions, net of cash acquired	$148,648	$300,289	$29,170

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 26, 2020 and December 28, 2019

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior period amounts have been reclassified or presented to conform to current period presentation.

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

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2020, 2019, and 2018 each included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $162,953 and $55,289 as of December 26, 2020 and December 28, 2019, respectively, have been included in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency gains recorded in results of operations were $2,825 for the year ended December 26, 2020, and net foreign currency losses recorded in results of operations were $16,799, and $7,616, for the years ended December 28, 2019, and December 29, 2018, respectively. The gain in fiscal 2020 was primarily due to the U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar. The loss in fiscal 2019 was primarily driven by the U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar, which was partially offset by the U.S. Dollar weakening against the British Pound Sterling. The loss in fiscal 2018 was due primarily to the USD strengthening against the Euro and British Pound Sterling, offset by the U.S. Dollar strengthening against the Taiwan Dollar.

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

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and extends credit based on its evaluation of the customer’s financial condition. Potential losses on receivables are dependent on each individual customer’s financial condition. The Company carries its trade accounts receivable at net realizable value. Typically, its accounts receivable are collected within 90 days and do not bear interest. The Company monitors its exposure to losses on receivables and maintains allowances for potential losses or adjustments. The Company determines these allowances by (1) evaluating the aging of its receivables and (2) reviewing its high-risk customers. Past due receivable balances are written off when internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide some security against certain losses within policy limits.

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

The Company’s top ten customers have contributed between 20% and 23% of net sales annually since 2018. None of the Company’s customers accounted for more than or equal to 10% of consolidated net sales in the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead associated with purchases and production and is determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventories consisted of the following:

	December 26, 2020	December 28, 2019
Raw materials	$282,287	$260,070
Work-in-process	147,821	133,157
Finished goods	331,976	359,681
Inventories	$762,084	$752,908

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 26, 2020	December 28, 2019
Land		124,654	112,267
Building and improvements	15 to 50 years	662,753	597,387
Machinery, equipment and software	3 to 10 years	800,410	696,343
Total, at cost		1,587,817	1,405,997
Accumulated depreciation		(732,278)	(677,076)
Property and equipment, net		855,539	728,921

As required by the Property, Plant and Equipment topic of the FASB ASC (ASC Topic 360), the Company reviews property and equipment assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2020, 2019, or 2018.

Intangible Assets

At December 26, 2020, and December 28, 2019, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $523,990 and $432,296, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to ten years. Accumulated amortization was $279,633 and $239,776 at December 26, 2020 and December 28, 2019, respectively. Amortization expense on these intangible assets was $34,797, $26,225, and $21,796 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively. In the next five years, the amortization expense is estimated to be $33,371, $30,255, $28,309, $26,357, and $23,941, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $584,210 at December 26, 2020, and $467,108 at December 28, 2019.

	December 26, 2020	December 28, 2019
Goodwill balance at beginning of year	$467,108	$301,017
Acquisitions	89,499	171,773
Effect of foreign currency translation, finalization of purchase price allocations, and impairment charges	27,603	(5,682)
Goodwill balance at end of year	$584,210	$467,108

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

Each of the Company’s operating segments (auto OEM, aviation, consumer auto, fitness, marine, and outdoor) represents a distinct reporting unit. The consumer auto market has declined in recent years as competing technologies have emerged and market saturation has occurred. This has resulted in periods of lower revenues and profits for the Company’s consumer auto reporting unit. Considering these qualitative factors, management performed a quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2020 and determined that the fair value of the reporting unit was substantially in excess of its carrying amount. However, considering the uncertainty of future operating results and/or market conditions deteriorating faster or more drastically than the forecasts utilized in management’s estimation of fair value, management believes some or all of the approximately $80 million of goodwill associated with the Company’s consumer auto reporting unit is at risk of future impairment.

Management concluded that no other reporting units are currently at risk of impairment, and the Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2020, 2019, or 2018.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 33 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s Consolidated Balance Sheets as a right-of-use asset or lease liability.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 5, 2020, the shareholders approved a dividend of $2.44 per share (of which, $1.22 was paid in the Company’s 2020 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2020	June 15, 2020	$0.61
September 30, 2020	September 15, 2020	$0.61
December 31, 2020	December 15, 2020	$0.61
March 31, 2021	March 15, 2021	$0.61

The Company paid dividends in 2020 in the amount of $450,631, which included four dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

Approximately $61,129 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan as of December 26, 2020 and December 28, 2019.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 26, 2020. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in Accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. At December 26, 2020, cumulative unrealized net gains of $20,474 were reported in accumulated other comprehensive income, net of related taxes. At December 28, 2019, cumulative unrealized net gains of $585 were reported in accumulated other comprehensive income, net of related taxes.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Consolidated Statements of Income. Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Consolidated Balance Sheets.

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

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with map updates and server-based traffic services. In addition, we provide map update services (map care) over a contractual period in certain hardware and software contracts with original automotive equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for map updates, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of map updates, map care, and traffic performance obligations. The revenue and associated costs allocated to map updates, map care, and/or the server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the estimated map care period in OEM contracts of 3-10 years as we believe our efforts related to providing these services are spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including mobile applications, incremental navigation and communication service subscriptions, aviation database subscriptions, and extended warranties that are recognized over the contractual service period (typically 1-3 years).

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

Deferred Revenues and Costs

At December 26, 2020 and December 28, 2019, the Company had deferred revenues totaling $136,799 and $161,891, respectively, and related deferred costs totaling $36,655 and $48,598, respectively.

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

Product Warranty

The Company accrues for estimated future warranty costs at the time products are sold. The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged, or is defective. The Company’s historical experience is that these types of warranty obligations are generally fulfilled within 5 months from time of sale. The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, which may result in decreased gross profit. The following reconciliation presents details of the changes in the Company’s accrued warranty costs:

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Balance - beginning of period	$39,758	$38,276	$36,827
Accrual for products sold (1)	67,028	58,092	59,374
Expenditures	(64,143)	(56,610)	(57,925)
Balance - end of period	$42,643	$39,758	$38,276

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $151,166, $164,456, and $155,394 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $705,685, $605,366, and $567,805 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as Research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Consolidated Balance Sheets within Prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within Other assets if expected to be received beyond one year. Such capitalized costs were approximately $63,610 and $24,267 as of December 26, 2020 and December 28, 2019, respectively.

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

Accounting for Stock-Based Compensation

The Company currently sponsors three stock-based employee compensation plans. The FASB ASC topic entitled Compensation – Stock Compensation requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values.

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

Recently Adopted Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities assess and measure credit losses of certain financial instruments, including available-for-sale securities and accounts receivable. The Company adopted the new standard as of the beginning of the 2020 fiscal year. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

Receivables – Nonrefundable Fees and Other Costs

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company adopted the new standard as of the beginning of the 2020 fiscal year. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

Intangible – Goodwill and Other

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangible – Goodwill and Other (Topic 350): Simplify the Test for Goodwill Impairment (“ASU 2017-04”) which simplifies the accounting for goodwill impairment. ASU 2017-04 removes “step two” of the goodwill impairment test, such that a goodwill impairment charge is now the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is applied prospectively and was effective for fiscal years, or any goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for any impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 in the fourth quarter of the year ended December 28, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

Marketable securities classified as available-for-sale securities are summarized below:

		Available-For-Sale Securities as of December 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$6	$—	$406
Agency securities	Level 2	5,954	56	—	6,010
Mortgage-backed securities	Level 2	239,445	1,051	(1,923)	238,573
Corporate securities	Level 2	984,696	25,962	(1,637)	1,009,021
Municipal securities	Level 2	214,515	3,644	(223)	217,936
Other	Level 2	47,760	167	(1,056)	46,871
Total		$1,492,770	$30,886	$(4,839)	$1,518,817

		Available-For-Sale Securities as of December 28, 2019
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$15,204	$5	$(30)	$15,179
Agency securities	Level 2	64,582	120	(27)	64,675
Mortgage-backed securities	Level 2	256,417	90	(2,485)	254,022
Corporate securities	Level 2	980,590	8,806	(3,746)	985,650
Municipal securities	Level 2	163,898	1,092	(235)	164,755
Other	Level 2	98,246	111	(700)	97,657
Total		$1,578,937	$10,224	$(7,223)	$1,581,938

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,176 as of December 26, 2020, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 52-week period ended December 26, 2020.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income (expense) on the Company’s Consolidated Statements of Income. Impairment not relating to credit losses is recorded in Other comprehensive income (loss) on the Company’s Consolidated Balance Sheets. The cost of securities sold is based on the specific identification method. Approximately 21% of securities in our portfolio were at an unrealized loss position at December 26, 2020.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 26, 2020 and December 28, 2019.

	As of December 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,849)	85,688	(74)	2,122	(1,923)	87,810
Corporate securities	(1,065)	199,187	(572)	8,625	(1,637)	207,812
Municipal securities	(223)	50,403	—	—	(223)	50,403
Other	(726)	22,600	(330)	3,426	(1,056)	26,026
Total	$(3,863)	$357,878	$(976)	$14,173	$(4,839)	$372,051

	As of December 28, 2019
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$(30)	$13,087	$(30)	$13,087
Agency securities	(16)	20,808	(11)	20,812	(27)	41,620
Mortgage-backed securities	(745)	79,007	(1,740)	86,392	(2,485)	165,399
Corporate securities	(1,585)	183,691	(2,161)	100,926	(3,746)	284,617
Municipal securities	(218)	34,165	(17)	9,522	(235)	43,687
Other	(410)	34,540	(290)	21,559	(700)	56,099
Total	$(2,974)	$352,211	$(4,249)	$252,298	$(7,223)	$604,509

As of December 26, 2020 and December 28, 2019, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to Other income for the unrealized losses on mortgage-backed, corporate, municipal, and other securities presented above because we do not consider the declines in fair value to have resulted from credit losses. We have not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at December 26, 2020, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$386,010	$387,642
Due after one year through five years	1,049,200	1,071,892
Due after five years through ten years	53,831	55,813
Due after ten years	3,729	3,470
	$1,492,770	$1,518,817

4. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 26, 2020 was approximately $880,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are generally based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistics providers within short periods of time.

Certain cash balances are held as collateral in relation to bank guarantees. The total amount of restricted cash was $306 and $71 on December 26, 2020 and December 28, 2019, respectively.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 26, 2020. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

5. Employee Benefit Plans

Certain subsidiaries of the Company sponsor various defined contribution employee retirement plans. GII and the Company’s other U.S.-based subsidiaries sponsor a plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 26, 2020, December 28, 2019, and December 29, 2018, expense related to this and other defined contribution plans of $63,908, $55,456, and $52,232, respectively, was recorded within the Company’s Consolidated Statements of Income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans for which contributions are calculated by formulas that consider final pensionable salaries. The obligations, contributions, and associated expense of such plans for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 were not material.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Federal:
Current	$(25,220)	$32,874	$26,784
Deferred	(7,115)	20,388	13,249
	$(32,335)	$53,262	$40,033
State:
Current	$(3,931)	$12,605	$13,015
Deferred	2,715	831	(1,599)
	$(1,216)	$13,436	$11,416
Foreign:
Current	$133,622	$77,594	$53,625
Deferred	11,015	(109,556)	24,093
	$144,637	$(31,962)	$77,718
Total	$111,086	$34,736	$129,167

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Federal income tax expense at U.S. statutory rate	$231,718	$207,317	$172,882
State income tax (benefit) expense, net of federal tax effect	(3,404)	7,827	5,339
Foreign-Derived Intangible Income Deduction	—	(4,966)	(4,666)
Foreign tax rate differential	(98,130)	(57,302)	(38,563)
Other foreign taxes less incentives and credits	3,446	6,360	(12,841)
Withholding Tax	17,026	32,162	33,306
Net Change in Uncertain Tax Positions	(21,391)	(17,259)	(13,728)
Federal Research and Development Credit	(21,342)	(19,338)	(16,562)
Share Based Compensation	(6,114)	(6,169)	(2,747)
Switzerland Tax Reform	11,016	(117,989)	—
Other, net	(1,739)	4,093	6,747
Income tax expense (benefit)	$111,086	$34,736	$129,167

The Company recorded income tax expense of $111,086 in the year ended December 26, 2020, which included a $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring and was partially offset by income tax expense of $11,016 recognized by the Company in the fourth quarter of 2020 related to the revaluation of certain Switzerland tax assets related to the Switzerland tax reform transitional measures. The Company recorded income tax expense of $34,736 in the year ended December 28, 2019, which included an income tax benefit of $117,989 related to the revaluation and step-up of certain Switzerland tax assets as a result of the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures.

The Company’s statutory federal and cantonal income tax rate in Switzerland, the Company's place of incorporation, is 14.03%. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2020 as presented above, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $155,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $20,000. The Company’s statutory federal income tax rate in Switzerland prior to 2020 was 7.83%. For 2019, the amounts related to tax at the statutory rate would be approximately $130,000 lower, or $77,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $73,000. For 2018, the amount related to tax at the statutory rate would be approximately $108,000 lower, or $65,000, and the foreign tax differential would be reduced by a similar amount to approximately $65,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $1,059,074, $606,711, and $532,657, for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

Income taxes of $47,236, $35,982, and $36,800 at December 26, 2020, December 28, 2019, and December 29, 2018, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 26, 2020	December 28, 2019
Deferred tax assets:
Product warranty accruals	$10,500	$2,652
Allowance for doubtful accounts	4,874	3,981
Inventory reserves	7,211	7,187
Sales program allowances	1,289	1,185
Reserve for sales returns	2,196	1,732
Accrued vacation	11,438	9,079
Other accruals	10,587	4,320
Share based compensation	10,201	7,501
Tax credit carryforwards	18,523	11,164
Intangible assets	212,695	250,313
Net operating losses	5,566	1,981
Benefit related to uncertain tax positions	5,239	6,095
Operating leases	15,578	12,711
Deferred revenue	26,199	—
Other	1,883	1,755
Valuation allowance related to loss carryforward and tax credits	(10,853)	(4,562)
	$333,126	$317,094
Deferred tax liabilities:
Fixed assets	37,359	33,754
Operating leases	15,343	12,473
Prepaid and perpetual license assets	22,166	—
Other prepaid expenses	2,564	1,849
Capitalized preproduction design and development costs	8,408	—
Book basis in excess of tax basis for acquired entities	33,154	22,488
Withholding tax	83,329	91,966
Deferred revenue	—	800
Other	2,192	—
	$204,515	$163,330
Net deferred tax assets	$128,611	$153,764

At December 26, 2020, the Company had $18,523 of tax credit carryover compared to $11,164 at December 28, 2019. At December 26, 2020, the Company had a deferred tax asset of $5,566 related to the future tax benefit of net operating loss (NOL) carryforwards of $29,025. Included in the NOL carryforwards is $16,980 that relates to Switzerland and expires in 2027, $4,990 that relates to Luxembourg and expires in 2037, $409 that relates to Finland and expires in varying amounts between 2025 and 2028, $607 that relates to the Netherlands and expires in 2026, $249 that relates to Thailand and expires in 2025, $54 that relates to Vietnam and expires in 2025, and $5,736 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits, as of December 26, 2020 was $84,985. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 26, 2020, December 28, 2019, and December 29, 2018 is as follows:

	December 26, 2020	December 28, 2019	December 29, 2018
Balance beginning of year	$101,251	$118,287	$130,798
Additions based on tax positions related to prior years	10,480	398	1,138
Reductions based on tax positions related to prior years	(4,169)	(6,556)	(5,340)
Additions based on tax positions related to current period	16,859	13,806	19,368
Reductions related to settlements with tax authorities	(935)	(218)	(527)
Expiration of statute of limitations	(38,501)	(24,466)	(27,150)
Balance at end of year	$84,985	$101,251	$118,287

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balance of net unrecognized benefits of $81,938, $92,056, and $114,682 are required to be classified as noncurrent at December 26, 2020, December 28, 2019, and December 29, 2018, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 26, 2020, December 28, 2019, and December 29, 2018, the Company had accrued approximately $5,666, $7,636, and $6,613, respectively, for interest. The interest component of the reserve decreased income tax expense for the year ending December 26, 2020 by $1,970, and increased income tax expense for the years ending December 28, 2019, and December 29, 2018, by $1,023, and $1,008, respectively. The Company did not have significant amounts accrued for penalties for the years ending December 26, 2020, December 28, 2019, and December 29, 2018.

The Company files income tax returns in Switzerland, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2016, 2015, 2016, and 2017, respectively.

The Company recognized a reduction of income tax expense of $42,185, $26,158, and $27,106 in fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $5,000 to $25,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 26, 2020		December 28, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,458,442	$1,458,442	$1,027,567	$1,027,567
Restricted cash	$306	$306	$71	$71
Marketable securities	$1,518,817	$1,518,817	$1,581,938	$1,581,938

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

8. Segment Information

Garmin is organized in the six operating segments of auto OEM, aviation, consumer auto, fitness, marine, and outdoor. The consumer auto operating segment was previously referred to as our auto PND operating segment. We have revised the name of this operating segment to reflect the evolution of the product lines and focus of that part of our business. The name change did not impact the composition or operating results of the segment. Each operating segment is individually reviewed and evaluated by the Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. The aviation, fitness, marine, and outdoor operating segments represent reportable segments. The auto OEM and consumer auto operating segments, which serve the auto market, do not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Auto, aviation, fitness, marine, and outdoor are collectively referred to as our reported segments.

The products of the Company’s segments are sold through the Company’s network of independent dealers and distributors, our own webshop, as well as through various auto, aviation, and marine OEMs. However, the nature of products and types of customers for the segments vary.

The Company’s Chief Executive Officer, who has been identified as the CODM, uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a manner appropriate to the specific facts and circumstances of the expenses being allocated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

In the first quarter of fiscal 2019, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined, endeavoring to provide the Company’s CODM with a more meaningful representation of segment profit or loss in light of the evolution of its segments. The Company’s composition of operating segments and reportable segments did not change. Results for the 52-weeks ended December 29, 2018 are presented here as they were originally reported, as it is not practicable to accurately restate the activity in accordance with the refined allocation methodology. For comparative purposes, we estimate operating income for the 52-weeks ended December 29, 2018 would have been approximately $18 million less for aviation, approximately $11 million more for marine, approximately $7 million more for outdoor, and not significantly different for auto and fitness.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reported segments are presented below, along with supplemental financial information for the auto OEM and consumer auto operating segments that management believes is useful.

					Auto
	Fitness	Outdoor	Marine	Aviation	Total Auto	Consumer Auto	Auto OEM	Total
52-Weeks Ended December 26, 2020
Net sales	$1,317,498	$1,128,081	$657,848	$622,820	$460,326	$275,493	$184,833	$4,186,573
Gross profit	697,539	739,777	384,450	453,008	206,562	139,864	66,698	2,481,336
Operating income	318,884	441,085	175,724	137,203	(18,656)	41,464	(60,120)	1,054,240

52-Weeks Ended December 28, 2019
Net sales	$1,047,527	$917,567	$508,850	$735,458	$548,103	$365,511	$182,592	$3,757,505
Gross profit	532,604	598,443	302,949	543,385	256,595	172,218	84,377	2,233,976
Operating income	191,858	334,041	109,876	252,943	56,868	63,299	(6,431)	945,586

52-Weeks Ended December 29, 2018
Net sales	$858,329	$809,883	$441,560	$603,459	$634,213	$425,684	$208,529	$3,347,444
Gross profit	471,764	528,254	258,756	450,152	270,793	179,862	90,931	1,979,719
Operating income	181,745	290,510	63,344	204,746	37,998	43,141	(5,143)	778,343

Net sales, property and equipment, and net assets by geographic area are as shown below for the years ended December 26, 2020, December 28, 2019, and December 29, 2018. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 26, 2020
Net sales to external customers (1)	$1,968,080	$1,579,749	$638,744	$4,186,573
Property and equipment, net	467,269	114,313	273,957	855,539
Net assets (2)	3,327,748	1,163,127	1,025,241	5,516,116

December 28, 2019
Net sales to external customers (1)	$1,817,770	$1,350,533	$589,202	$3,757,505
Property and equipment, net	435,503	65,323	228,095	728,921
Net assets (2)	3,074,155	714,602	1,004,739	4,793,496

December 29, 2018
Net sales to external customers (1)	$1,596,716	$1,204,969	$545,759	$3,347,444
Property and equipment, net	408,992	45,571	208,964	663,527
Net assets (2)	2,726,196	441,506	995,272	4,162,974

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2020, 2019, and 2018, 6,376, 8,016, and 10,376 RSUs were granted under this plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs granted prior to December 10, 2012 vested evenly over a period of five years, while RSUs granted on and after that date vested or are vesting evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2020, 2019, and 2018, 753,976, 786,346, and 1,040,001 RSUs were granted under the 2005 Plan. No SARs were granted under the 2005 Plan in 2020, 2019, or 2018.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2020, 2019, or 2018.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 26, 2020, December 28, 2019, and December 29, 2018 is provided below:

	Stock Options and SARs
	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 30, 2017	$48.94	392
Granted		—
Exercised	$48.16	(304)
Forfeited/Expired	$83.01	(2)
Outstanding at December 29, 2018	$50.92	86
Granted		—
Exercised	$49.07	(20)
Forfeited/Expired		—
Outstanding at December 28, 2019	$51.46	66
Granted		—
Exercised	$51.23	(53)
Forfeited/Expired		—
Outstanding at December 26, 2020	$52.44	13

Exercisable at December 26, 2020	$52.44	13
Expected to vest after December 26, 2020		—

Stock Options and SARs as of December 26, 2020
Exercise Price	Awards Outstanding	Remaining Life (Years)	Awards Exercisable
	(In Thousands)		(In Thousands)
$18.00 - $40.00	—	—	—
$40.01 - $60.00	13	3.97	13
$60.01 - $80.00	—	—	—
$80.01 - $100.00	—	—	—
$100.01 - $120.00	—	—	—
$120.01 - $140.00	—	—	—
	13	4	13

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 30, 2017	$45.30	2,062
Granted	$58.66	1,050
Released/Vested	$42.55	(961)
Cancelled	$47.91	(52)
Outstanding at December 29, 2018	$53.17	2,099
Granted	$85.93	794
Released/Vested	$50.02	(1,053)
Cancelled	$58.62	(61)
Outstanding at December 28, 2019	$69.47	1,779
Granted	$99.57	760
Released/Vested	$64.07	(915)
Cancelled	$72.10	(42)
Outstanding at December 26, 2020	$86.98	1,582

The weighted-average remaining contract life for stock options and SARs outstanding and exercisable at December 26, 2020 were 3.97 years. The weighted-average remaining contract life of restricted stock units at December 26, 2020 was 1.18 years.

The total fair value of awards vested during 2020, 2019, and 2018, was $58,602, $52,780, and $41,092, respectively. The aggregate intrinsic values of options and SARs outstanding and exercisable at December 26, 2020 were $859. The aggregate intrinsic values of options and SARs exercised during 2020, 2019, and 2018 were $3,701, $952, and $4,452, respectively. The aggregate intrinsic value of RSUs outstanding at December 26, 2020 was $190,203. The aggregate intrinsic values of RSUs released during 2020, 2019, and 2018 were $109,952, $103,702, and $60,361, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $120.21 on December 26, 2020 (based on the closing stock price on December 25, 2020). As of December 26, 2020, there was $98,315 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 8,000,000 shares of common stock have been reserved for the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2020, 2019, and 2018, 195,540, 451,625, and 463,066 shares, respectively, were purchased under the plan for a total purchase price of $15,955, $27,048, and $23,709, respectively. During 2020, 2019, and 2018, the purchases were issued from treasury shares. At December 26, 2020, approximately 1,860,115 shares were available for future issuance. On December 30, 2020, subsequent to Garmin’s fiscal 2020 year end, 215,143 shares were purchased under the plan for a total purchase price of $17,762.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Numerator:
Numerator for basic and diluted net income per share - net income	$992,324	$952,486	$694,080

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	191,085	189,931	188,635

Effect of dilutive equity awards	810	968	1,099

Denominator for diluted net income per share – adjusted weighted-average common shares	191,895	190,899	189,734

Basic net income per share	$5.19	$5.01	$3.68

Diluted net income per share	$5.17	$4.99	$3.66

There were 307,724 and 297,995 outstanding stock options, stock appreciation rights, and restricted stock units (collectively “equity awards”) excluded from the computation of diluted earnings per share for the 2020 and 2019 fiscal years, respectively, because the effect would have been anti-dilutive.

11. Share Repurchase Plan

On February 13, 2015, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $300,000 of its common shares through December 31, 2016. In December 2016, the Board of Directors authorized an extension through December 31, 2017 to purchase remaining common shares. The Company did not repurchase any shares in fiscal 2020, fiscal 2019 or fiscal 2018.

12. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 26, 2020:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$55,289	$585	$55,874
Other comprehensive income before reclassification, net of income tax expense of $3,358	107,664	21,080	128,744
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $201 included in Income tax provision	—	(1,191)	(1,191)
Net current-period other comprehensive income	107,664	19,889	127,553
Balance - end of period	$162,953	$20,474	$183,427

13. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 8 – Segment Information. Note 8 also contains disaggregated revenue information of the six major product categories identified by the Company – auto OEM, aviation, consumer auto, fitness, marine, and outdoor.

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

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Point in time	$3,998,251	$3,577,715	$3,176,949
Over time	188,322	179,790	170,495
Net sales	$4,186,573	$3,757,505	$3,347,444

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week periods ending December 26, 2020 and December 28, 2019, are presented below:

	Fiscal Year Ended
	December 26, 2020		December 28, 2019
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$161,891	$48,598	$172,938	$57,935
Deferrals in period	163,230	17,850	168,743	25,751
Recognition of deferrals in period	(188,322)	(29,793)	(179,790)	(35,088)
Balance, end of period	$136,799	$36,655	$161,891	$48,598

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Consolidated Balance Sheets
(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Consolidated Balance Sheets

Of the $188,322 of deferred revenue recognized in the 52-weeks ended December 26, 2020, $92,618 was deferred as of the beginning of the period. Of the $179,790 of deferred revenue recognized in the 52-weeks ended December 28, 2019, $95,009 was deferred as of the beginning of the period.

Of the $136,799 and $161,891 of deferred revenue at the end of the periods, December 26, 2020 and December 28, 2019, respectively, approximately two-thirds is recognized ratably over a period of three years or less.

14. Leases

The following table represents lease costs recognized in the Company’s Consolidated Statements of Income for the 52-weeks ended December 26, 2020. Lease costs are included in Selling, general and administrative expense and Research and development expense on the Company’s Condensed Consolidated Statements of Income.
	Fiscal Year Ended
	December 26, 2020	December 28, 2019
Operating lease cost (1)	$29,894	$25,238

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

Prior to the adoption of the new lease standard, lease expense for the year ended December 29, 2018 was $21,096.

The following table represents the components of leases that are recognized on the Company’s Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019.

	December 26, 2020	December 28, 2019
Operating lease right-of-use assets	$94,626	$63,589

Other accrued expenses	$18,874	$14,762
Noncurrent operating lease liabilities	75,958	49,238
Total lease liabilities	$94,832	$64,000

Weighted average remaining lease term	6.3 years	5.7 years
Weighted average discount rate	3.6%	4.1%

The following table represents the maturity of lease liabilities.

Year	Amount
2021	$22,900
2022	19,251
2023	17,714
2024	14,289
2025	10,676
Thereafter	23,029
Total	107,859
Less: imputed interest	(13,027)
Present value of lease liabilities	94,832

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities (2)	$20,401	$18,636
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,009	$18,248

(2) Included in Net cash provided by operating activities on the Company's Statements of Cash Flows

15. Selected Quarterly Information (Unaudited)

	52-Weeks Ended December 26, 2020
	Quarter Ending
	March 28	June 27	September 26	December 26
Net sales	$856,108	$869,867	$1,109,194	$1,351,405
Gross profit	506,940	515,430	667,983	790,983
Net income	161,180	184,180	313,417	333,547
Basic net income per share	$0.84	$0.96	$1.64	$1.73
Diluted net income per share	$0.84	$0.96	$1.63	$1.73

	52-Weeks Ended December 28, 2019
	Quarter Ending
	March 30	June 29	September 28	December 28
Net sales	$766,050	$954,840	$934,383	$1,102,233
Gross profit	451,698	575,365	567,458	639,456
Net income	140,173	223,656	227,866	360,792
Basic net income per share	$0.74	$1.18	$1.20	$1.90
Diluted net income per share	$0.74	$1.17	$1.19	$1.89

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included. These results are not necessarily indicative of future quarterly results, and the table may not foot due to rounding.

16. Subsequent Events

On December 31, 2020, subsequent to Garmin’s fiscal 2020 year end, the Company acquired substantially all of the assets of GEOS Worldwide Limited and its subsidiaries, a privately held provider of emergency monitoring and incident response services. This acquisition was not material.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 26, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 26, 2020, as stated in their report which is included herein. That attestation report appears below.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2021 expressed an unqualified opinion thereon.

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

February 17, 2021

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 4, 2021 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2020.

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

Equity Compensation Plan Information

The following table gives information as of December 26, 2020 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon outstanding options, exercise of warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,594,932	$ 52.44	5,103,801
Equity compensation plans not approved by shareholders	—	—	—
Total	1,594,932	$ 52.44	5,103,801

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

Item 14.	Principal Accountant Fees and Services

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

(3)	Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Association of Garmin Ltd., as amended and restated on June 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 8, 2020).

3.2

Organizational Regulations of Garmin Ltd., as amended on October 25, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No.1 to Current Report on Form 8-K/A filed on November 21, 2019).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Garmin Ltd. Amended and Restated 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).*

10.2	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).*

10.3	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).*

10.4

Form of Stock Appreciation Rights Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2007).*

10.5

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).*

10.6

Garmin Ltd. 2005 Equity Incentive Plan (as Amended and Restated Effective June 7, 2013) (incorporated by reference to Schedule 1 of the Registrant’s Proxy Statement on Schedule 14A filed on April 22, 2013).*

10.7

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.8

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).*

10.9

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).*

10.10

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).*

10.11

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.12

Form of Director and Officer Indemnification Agreement entered into between Garmin Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).*

10.13

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.14

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).*

10.15

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.16

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

10.17

Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.18

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on October 21, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.19

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.20

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).*

10.21

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

10.22

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

10.23

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

10.24

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

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

* Management contract or compensatory plan or arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

(b)Exhibits

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c)Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 26, 2020
Deducted from asset accounts
Allowance for doubtful accounts	$6,754	$5,259	$—	$(927)	$11,086
Valuation allowance - Deferred Tax Asset	4,562	6,912	—	(621)	10,853
Total	$11,316	$12,171	$—	$(1,548)	$21,939

Year ended December 28, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$5,487	$2,029	$—	$(762)	$6,754
Valuation allowance - Deferred Tax Asset	4,568	1,556	—	(1,562)	4,562
Total	$10,055	$3,585	$—	$(2,324)	$11,316

Year ended December 29, 2018
Deducted from asset accounts
Allowance for doubtful accounts	$4,168	$2,123	$—	$(804)	$5,487
Valuation allowance - Deferred Tax Asset	7,267	1,186	—	(3,885)	4,568
Total	$11,435	$3,309	$—	$(4,689)	$10,055

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 17, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2021.

/s/ Clifton A. Pemble
Clifton A. Pemble
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

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2020 Form 10-K Annual Report

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