Form 10-Q
period 2021-03-27
GARMIN LTD
filed 2021-04-28
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 0-31983

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	identification no.)

Mühlentalstrasse 2
8200 Schaffhausen
Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 0.10 Per Share Par Value	GRMN	The Nasdaq Stock Market LLC
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of April 23, 2021

Registered Shares, CHF 0.10 par value:  192,144,655 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 27, 2021

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$1,599,475	$1,458,442
Marketable securities	342,656	387,642
Accounts receivable, net	558,192	849,469
Inventories	837,934	762,084
Deferred costs	18,175	20,145
Prepaid expenses and other current assets	201,488	191,569
Total current assets	3,557,920	3,669,351

Property and equipment, net	861,382	855,539
Operating lease right-of-use assets	92,942	94,626
Marketable securities	1,212,798	1,131,175
Deferred income taxes	248,852	245,455
Noncurrent deferred costs	14,520	16,510
Intangible assets, net	822,229	828,566
Other assets	189,086	190,151
Total assets	$6,999,729	$7,031,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$250,789	$258,885
Salaries and benefits payable	148,558	181,937
Accrued warranty costs	39,288	42,643
Accrued sales program costs	64,557	109,891
Deferred revenue	83,891	86,865
Accrued advertising expense	23,805	31,950
Other accrued expenses	137,968	149,817
Income taxes payable	67,064	68,585
Dividend payable	117,205	233,644
Total current liabilities	933,125	1,164,217

Deferred income taxes	117,596	116,844
Noncurrent income taxes	95,505	92,810
Noncurrent deferred revenue	44,856	49,934
Noncurrent operating lease liabilities	74,741	75,958
Other liabilities	18,079	15,494

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 192,144 shares outstanding at March 27, 2021 and 191,571 shares outstanding at December 26, 2020	17,979	17,979
Additional paid-in capital	1,892,934	1,880,354
Treasury stock	(309,522)	(320,016)
Retained earnings	3,974,184	3,754,372
Accumulated other comprehensive income	140,252	183,427
Total stockholders’ equity	5,715,827	5,516,116
Total liabilities and stockholders’ equity	$6,999,729	$7,031,373

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net sales	$1,072,327	$856,108
Cost of goods sold	430,771	349,168
Gross profit	641,556	506,940

Advertising expense	31,061	26,880
Selling, general and administrative expenses	157,622	137,186
Research and development expense	203,214	165,392
Total operating expense	391,897	329,458

Operating income	249,659	177,482
Other income (expense):
Interest income	7,652	12,026
Foreign currency losses	(8,281)	(15,423)
Other income	1,484	3,550
Total other income (expense)	855	153

Income before income taxes	250,514	177,635
Income tax provision	30,485	16,455
Net income	$220,029	$161,180

Net income per share:
Basic	$1.15	$0.84
Diluted	$1.14	$0.84

Weighted average common shares outstanding:
Basic	191,896	190,803
Diluted	192,810	191,684

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net income	$220,029	$161,180
Foreign currency translation adjustment	(35,291)	(6,176)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(7,884)	(17,891)
Comprehensive income	$176,854	$137,113

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended March 27, 2021 and March 28, 2020

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	161,180	—	161,180
Translation adjustment	—	—	—	—	(6,176)	(6,176)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,807	—	—	—	—	(17,891)	(17,891)
Comprehensive income						137,113
Dividends declared	—	—	—	(188)	—	(188)
Issuance of treasury stock related to equity awards	—	(21,129)	21,129	—	—	—
Stock compensation	—	15,559	—	—	—	15,559
Purchase of treasury stock related to equity awards	—	—	(11,580)	—	—	(11,580)
Balance at March 28, 2020	$17,979	$1,830,052	$(335,491)	$3,390,053	$31,807	$4,934,400

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	220,029	—	220,029
Translation adjustment	—	—	—	—	(35,291)	(35,291)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,231	—	—	—	—	(7,884)	(7,884)
Comprehensive income						176,854
Dividends declared	—	—	—	(217)	—	(217)
Issuance of treasury stock related to equity awards	—	(10,118)	27,775	—	—	17,657
Stock compensation	—	22,698	—	—	—	22,698
Purchase of treasury stock related to equity awards	—	—	(17,281)	—	—	(17,281)
Balance at March 27, 2021	$17,979	$1,892,934	$(309,522)	$3,974,184	$140,252	$5,715,827

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Operating Activities:
Net income	$220,029	$161,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,988	18,198
Amortization	12,902	10,006
Loss (gain) on sale or disposal of property and equipment	133	(1,846)
Unrealized foreign currency losses	7,277	16,856
Deferred income taxes	497	10,378
Stock compensation expense	22,698	15,559
Realized loss (gain) on marketable securities	22	(272)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	281,524	197,157
Inventories	(87,450)	(47,318)
Other current and non-current assets	(13,710)	(4,367)
Accounts payable	(3,470)	(39,851)
Other current and non-current liabilities	(95,977)	(98,219)
Deferred revenue	(7,998)	(10,078)
Deferred costs	3,945	3,511
Income taxes payable	3,952	(5,020)
Net cash provided by operating activities	368,362	225,874

Investing activities:
Purchases of property and equipment	(36,894)	(41,361)
Proceeds from sale of property and equipment	—	1,907
Purchase of intangible assets	(760)	(953)
Purchase of marketable securities	(404,599)	(344,342)
Redemption of marketable securities	354,039	311,935
Acquisitions, net of cash acquired	(15,893)	(6,058)
Net cash used in investing activities	(104,107)	(78,872)

Financing activities:
Dividends	(116,655)	(108,571)
Proceeds from issuance of treasury stock related to equity awards	17,657	—
Purchase of treasury stock related to equity awards	(17,281)	(11,580)
Net cash used in financing activities	(116,279)	(120,151)

Effect of exchange rate changes on cash and cash equivalents	(6,488)	(5,602)

Net increase in cash, cash equivalents, and restricted cash	141,488	21,249
Cash, cash equivalents, and restricted cash at beginning of period	1,458,748	1,027,638
Cash, cash equivalents, and restricted cash at end of period	$1,600,236	$1,048,887

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 27, 2021

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified or presented to conform to the current period presentation. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Operating results for the 13-week period ended March 27, 2021 are not necessarily indicative of the results that may be expected for the year ending December 25, 2021.

The Condensed Consolidated Balance Sheet at December 26, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 27, 2021 and March 28, 2020 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no material changes to the Company’s significant accounting policies during the 13-week period ended March 27, 2021.

Recently Issued Accounting Standards and Pronouncements

We do not expect any recently adopted accounting standards, or recently issued accounting pronouncements not yet adopted, to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Inventories

The components of inventories consist of the following:

	March 27, 2021	December 26, 2020
Raw materials	$321,939	$282,287
Work-in-process	156,426	147,821
Finished goods	359,569	331,976
Inventories	$837,934	$762,084

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Numerator:
Numerator for basic and diluted net income per share – net income	$220,029	$161,180

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,896	190,803

Effect of dilutive equity awards	914	881

Denominator for diluted net income per share – adjusted weighted-average common shares	192,810	191,684

Basic net income per share	$1.15	$0.84

Diluted net income per share	$1.14	$0.84

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	316	412

4. Segment Information

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

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
13-Weeks Ended March 27, 2021
Net sales	$308,125	$256,455	$173,889	$209,372	$124,486	$62,395	$62,091	$1,072,327
Gross profit	173,545	171,676	126,182	121,379	48,774	31,964	16,810	641,556
Operating income (loss)	73,736	93,030	44,868	61,564	(23,539)	8,398	(31,937)	249,659

13-Weeks Ended March 28, 2020
Net sales	$223,601	$175,102	$188,599	$163,005	$105,801	$59,013	$46,788	$856,108
Gross profit	112,325	112,258	138,808	94,210	49,339	28,112	21,227	506,940
Operating income (loss)	31,011	47,166	59,321	40,159	(175)	3,213	(3,388)	177,482

Net sales to external customers by geographic region were as follows for the 13-week periods ended March 27, 2021 and March 28, 2020. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Americas	$503,691	$427,401
EMEA	399,508	299,867
APAC	169,128	128,840
Net sales to external customers	$1,072,327	$856,108

Net property and equipment by geographic region as of March 27, 2021 and March 28, 2020 are presented below.

	Americas	APAC	EMEA	Total
March 27, 2021
Property and equipment, net	$478,514	$267,487	$115,381	$861,382

March 28, 2020
Property and equipment, net	$454,637	$230,369	$69,543	$754,549

5. Warranty Reserves

The Company’s standard warranty obligation to its end-users provides for a period of one to two years from the date of shipment, while certain auto, aviation, and marine OEM products have a warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, and are recorded as a liability on the balance sheet. The following reconciliation provides an illustration of changes in the aggregate warranty reserve.

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Balance - beginning of period	$42,643	$39,758
Accrual for products sold (1)	11,456	17,868
Expenditures	(14,811)	(18,258)
Balance - end of period	$39,288	$39,368

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of raw materials, capital expenditures, advertising, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of March 27, 2021 was approximately $1,135,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current needs and typically fulfilled by our suppliers, contract manufacturers, and logistic providers within short periods of time.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within Other assets on the Condensed Consolidated Balance Sheets and totaled $761 and $306 on March 27, 2021 and December 26, 2020, respectively. The total of the Cash and cash equivalents balance and the restricted cash reported within Other assets in the Condensed Consolidated Balance Sheets reconciles to the total Cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 27, 2021. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 27, 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $30,485 in the 13-week period ended March 27, 2021, compared to income tax expense of $16,455 in the 13-week period ended March 28, 2020. The effective tax rate was 12.2% in the first quarter of 2021, compared to 9.3% in the first quarter of 2020. The 290 basis points increase to the first quarter of 2021 compared to the prior year quarter is primarily due to a decrease in uncertain tax position reserves released in the first quarter of 2021 compared to the first quarter of 2020.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 27, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$5	$—	$405
Agency securities	Level 2	2,498	29	—	2,527
Mortgage-backed securities	Level 2	195,903	991	(1,283)	195,611
Corporate securities	Level 2	1,040,217	20,797	(5,808)	1,055,206
Municipal securities	Level 2	257,788	3,019	(1,505)	259,302
Other	Level 2	42,716	139	(452)	42,403
Total		$1,539,522	$24,980	$(9,048)	$1,555,454

	Available-For-Sale Securities as of December 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$6	$—	$406
Agency securities	Level 2	5,954	56	—	6,010
Mortgage-backed securities	Level 2	239,445	1,051	(1,923)	238,573
Corporate securities	Level 2	984,696	25,962	(1,637)	1,009,021
Municipal securities	Level 2	214,515	3,644	(223)	217,936
Other	Level 2	47,760	167	(1,056)	46,871
Total		$1,492,770	$30,886	$(4,839)	$1,518,817

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $9,844 as of March 27, 2021, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 13-week period ended March 27, 2021.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income on the Company’s Condensed Consolidated Statements of Income. Impairment not relating to credit losses is recorded in Other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. The cost of securities sold is based on the specific identification method. Approximately 30% of securities in the Company’s portfolio were at an unrealized loss position as of March 27, 2021.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 27, 2021 and December 26, 2020.

	As of March 27, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(466)	30,984	(817)	10,697	(1,283)	41,681
Corporate securities	(5,622)	339,722	(186)	9,011	(5,808)	348,733
Municipal securities	(1,505)	123,652	—	—	(1,505)	123,652
Other	(113)	10,794	(339)	10,589	(452)	21,383
Total	$(7,706)	$505,152	$(1,342)	$30,297	$(9,048)	$535,449

	As of December 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,849)	85,688	(74)	2,122	(1,923)	87,810
Corporate securities	(1,065)	199,187	(572)	8,625	(1,637)	207,812
Municipal securities	(223)	50,403	—	—	(223)	50,403
Other	(726)	22,600	(330)	3,426	(1,056)	26,026
Total	$(3,863)	$357,878	$(976)	$14,173	$(4,839)	$372,051

As of March 27, 2021 and December 26, 2020, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at March 27, 2021, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$340,693	$342,656
Due after one year through five years	1,127,462	1,140,939
Due after five years through ten years	71,222	71,719
Due after ten years	145	140
	$1,539,522	$1,555,454

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 27, 2021:

	13-Weeks Ended March 27, 2021
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$162,953	$20,474	$183,427
Other comprehensive income before reclassification, net of income tax benefit of $2,097	(35,291)	(7,505)	(42,796)
Amounts reclassified from Accumulated other comprehensive income to Other income, net of income tax expense of $134 included in Income tax provision	—	(379)	(379)
Net current-period other comprehensive income	(35,291)	(7,884)	(43,175)
Balance - end of period	$127,662	$12,590	$140,252

10. Revenue

 In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information. Note 4 also contains disaggregated revenue information of the six major product categories identified by the Company – auto OEM, aviation, consumer auto, fitness, marine, and outdoor.

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

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Point in time	$1,022,777	$810,296
Over time	49,550	45,812
Net sales	$1,072,327	$856,108

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ended March 27, 2021 are presented below:

	13-Weeks Ended
	March 27, 2021
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$136,799	$36,655
Deferrals in period	41,498	2,727
Recognition of deferrals in period	(49,550)	(6,687)
Balance, end of period	$128,747	$32,695

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $49,550 of deferred revenue recognized in the 13-week period ended March 27, 2021, $27,793 was deferred as of the beginning of the period.

Approximately two-thirds of the $128,747 of deferred revenue at the end of the period, March 27, 2021, is recognized ratably over a period of three years or less.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020.

Company Overview

The Company is a leading worldwide provider of wireless devices and applications that are designed for people who live an active lifestyle, many of which feature Global Positioning System (GPS) navigation. We are organized in the six operating segments of auto OEM, aviation, consumer auto, fitness, marine, and outdoor. The operating segments offer products through our network of subsidiary distributors and independent dealers and distributors, our own webshop, as well as through various auto, aviation, and marine original equipment manufacturers (OEMs). Each of the operating segments is managed separately.

Business Environment Update

The COVID-19 pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers. COVID-19 has generally had an unfavorable impact on net sales and profitability of our aviation and auto segments, however, the impact lessened during the first quarter of 2021. Conversely, we believe net sales and profitability of our fitness, outdoor, and marine segments have benefited from a shift in consumer behavior and demand toward the products these segments offer, which continued through the first quarter of 2021.

Additionally, the electronics industry is currently experiencing constrained supply and high demand for certain components. As a result, we have recently encountered, and expect to continue to encounter, challenges in securing some components, which could adversely affect our financial performance.

The current business environment may continue to evolve in ways that impact our operations and financial results. Further, the nature and degree of the continued effects of COVID-19 over time remains uncertain. Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net sales	100%	100%
Cost of goods sold	40%	41%
Gross profit	60%	59%
Advertising	3%	3%
Selling, general and administrative	15%	16%
Research and development	19%	19%
Total operating expenses	37%	38%
Operating income	23%	21%
Other income (expense)	0%	0%
Income before income taxes	23%	21%
Income tax provision	3%	2%
Net income	21%	19%

The segment table located in Note 4 to the Condensed Consolidated Financial Statements sets forth the Company’s results of operations (in thousands) including net sales, gross profit, and operating income for each of the Company’s five reported segments during the periods shown, as well as supplemental information for the consumer auto and auto OEM operating segments that management believes is useful. For each line item in the table, the total of the fitness, outdoor, aviation, marine, and auto segments’ amounts equals the amount in the Condensed Consolidated Statements of Income included in Item 1.

Comparison of 13-Weeks ended March 27, 2021 and March 28, 2020

(Amounts included in the following discussion are stated in thousands unless otherwise indicated)

Net Sales

Net Sales	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$308,125	38%	$223,601
Percentage of Total Net Sales	29%		26%
Outdoor	256,455	46%	175,102
Percentage of Total Net Sales	24%		21%
Aviation	173,889	(8%)	188,599
Percentage of Total Net Sales	16%		22%
Marine	209,372	28%	163,005
Percentage of Total Net Sales	19%		19%
Auto	124,486	18%	105,801
Percentage of Total Net Sales	12%		12%
Consumer Auto	62,395	6%	59,013
Percentage of Total Net Sales	6%		7%
Auto OEM	62,091	33%	46,788
Percentage of Total Net Sales	6%		5%
Total	$1,072,327	25%	$856,108

Net sales increased 25% for the 13-week period ended March 27, 2021 when compared to the year-ago quarter. Fitness was the largest portion of our revenue mix at 29% in the first quarter of 2021 compared to 26% in the first quarter of 2020. Total unit sales in the first quarter of 2021 increased to 3,463 when compared to total unit sales of 2,931 in the first quarter of 2020, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix.

Fitness revenue increased when compared to the year-ago quarter, primarily driven by sales growth in cycling and advanced wearables products. Outdoor revenue increased when compared to the year-ago quarter, driven by sales growth across all categories led by strong demand for our adventure watches. Aviation revenue declined from the year-ago quarter, primarily due to reduced contributions from ADS-B products. Marine revenue increased when compared to the year-ago quarter, driven by sales growth in multiple product categories, led primarily by chartplotters and sonars. The consumer auto revenue increase over the year-ago quarter was driven by growth in specialty categories. Auto OEM revenue increased compared to the year-ago quarter due to sales growth in new OEM programs.

Gross Profit

Gross Profit	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$173,545	55%	$112,325
Percentage of Segment Net Sales	56%		50%
Outdoor	171,676	53%	112,258
Percentage of Segment Net Sales	67%		64%
Aviation	126,182	(9%)	138,808
Percentage of Segment Net Sales	73%		74%
Marine	121,379	29%	94,210
Percentage of Segment Net Sales	58%		58%
Auto	48,774	(1%)	49,339
Percentage of Segment Net Sales	39%		47%
Consumer Auto	31,964	14%	28,112
Percentage of Segment Net Sales	51%		48%
Auto OEM	16,810	(21%)	21,227
Percentage of Segment Net Sales	27%		45%
Total	$641,556	27%	$506,940
Percentage of Total Net Sales	60%		59%

 Gross profit dollars in the first quarter of 2021 increased 27%, primarily due to the increase in net sales compared to the year-ago quarter, as described above. Consolidated gross margin was relatively flat when compared to the year-ago quarter.

The fitness, outdoor, and consumer auto gross margin increases of 610, 280, and 360 basis points, respectively, were primarily attributable to product mix. The aviation gross margin decrease of 100 basis points was primarily attributable to product mix. The auto OEM gross margin decrease of 1,830 basis points was primarily attributable to product mix associated with growth in new auto OEM programs. This auto OEM product mix and associated gross margin trend is generally expected to continue through 2021 and beyond.

Advertising Expense

Advertising	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$13,305	31%	$10,139
Percentage of Segment Net Sales	4%		5%
Outdoor	8,715	26%	6,908
Percentage of Segment Net Sales	3%		4%
Aviation	820	(37%)	1,311
Percentage of Segment Net Sales	0%		1%
Marine	6,334	3%	6,142
Percentage of Segment Net Sales	3%		4%
Auto	1,887	(21%)	2,380
Percentage of Segment Net Sales	2%		2%
Consumer Auto	1,879	(15%)	2,198
Percentage of Segment Net Sales	3%		4%
Auto OEM	8	(96%)	182
Percentage of Segment Net Sales	0%		0%
Total	$31,061	16%	$26,880
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 16% in absolute dollars. The total absolute dollar increase was primarily attributable to increased cooperative and media spend in the fitness and outdoor segments.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$52,102	22%	$42,652
Percentage of Segment Net Sales	17%		19%
Outdoor	40,272	22%	33,070
Percentage of Segment Net Sales	16%		19%
Aviation	18,757	0%	18,776
Percentage of Segment Net Sales	11%		10%
Marine	27,324	8%	25,381
Percentage of Segment Net Sales	13%		16%
Auto	19,167	11%	17,307
Percentage of Segment Net Sales	15%		16%
Consumer Auto	8,931	(20%)	11,196
Percentage of Segment Net Sales	14%		19%
Auto OEM	10,236	68%	6,111
Percentage of Segment Net Sales	16%		13%
Total	$157,622	15%	$137,186
Percentage of Total Net Sales	15%		16%

Selling, general and administrative expense increased 15% in absolute dollars and was slightly lower as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the first quarter of 2021 was primarily attributable to increased personnel related expenses and information technology costs.

Research and Development Expense

Research & Development	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$34,402	21%	$28,523
Percentage of Segment Net Sales	11%		13%
Outdoor	29,659	18%	25,114
Percentage of Segment Net Sales	12%		14%
Aviation	61,737	4%	59,400
Percentage of Segment Net Sales	36%		31%
Marine	26,157	16%	22,528
Percentage of Segment Net Sales	12%		14%
Auto	51,259	72%	29,827
Percentage of Segment Net Sales	41%		28%
Consumer Auto	12,756	11%	11,505
Percentage of Segment Net Sales	20%		19%
Auto OEM	38,503	110%	18,322
Percentage of Segment Net Sales	62%		39%
Total	$203,214	23%	$165,392
Percentage of Total Net Sales	19%		19%

Research and development expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 23% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs across all of our operating segments and other expenses related to auto OEM programs. The auto OEM increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs and other expenses related to investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable. This trend of increasing auto OEM research and development expense is expected to continue through 2021 as we expect higher total costs and the majority of costs will not be contractually reimbursable.

Operating Income

Operating Income (Loss)	13-Weeks Ended March 27, 2021	Year-over-Year Change	13-Weeks Ended March 28, 2020
Fitness	$73,736	138%	$31,011
Percentage of Segment Net Sales	24%		14%
Outdoor	93,030	97%	47,166
Percentage of Segment Net Sales	36%		27%
Aviation	44,868	(24%)	59,321
Percentage of Segment Net Sales	26%		31%
Marine	61,564	53%	40,159
Percentage of Segment Net Sales	29%		25%
Auto	(23,539)	13,351%	(175)
Percentage of Segment Net Sales	(19%)		0%
Consumer Auto	8,398	161%	3,213
Percentage of Segment Net Sales	13%		5%
Auto OEM	(31,937)	843%	(3,388)
Percentage of Segment Net Sales	(51%)		(7%)
Total	$249,659	41%	$177,482
Percentage of Total Net Sales	23%		21%

Operating income increased 41% in absolute dollars and increased 260 basis points as a percent of revenue when compared to the year-ago quarter. This increase was due to revenue growth and slightly lower operating expenses as a percent of revenue, as described above. Operating income, in absolute dollars and as a percent of revenue, decreased in the aviation segment primarily due to sales declines in the current quarter, when compared to the year-ago quarter. Auto OEM experienced an operating loss in the current quarter and we expect this trend to continue through 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended March 27, 2021	13-Weeks Ended March 28, 2020
Interest income	$7,652	$12,026
Foreign currency gains (losses)	(8,281)	(15,423)
Other income	1,484	3,550
Total	$855	$153

The average return on cash and investments, including interest and capital gain/loss returns during the first quarter of 2021 was 1.1% compared to 1.9% during the same quarter of 2020. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $8.3 million currency loss recognized in the first quarter of 2021 was primarily due to the U.S. Dollar strengthening against the Euro and Japanese Yen, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar and weakening against the British Pound, within the 13-week period ended March 27, 2021. During this period, the U.S. Dollar strengthened 3.3% against the Euro and 5.6% against the Japanese Yen, resulting in losses of $11.0 million and $1.4 million, respectively, while the U.S. Dollar strengthened 1.7% against the Taiwan Dollar and weakened 1.8% against the British Pound, resulting in gains of $4.7 million and $1.3 million, respectively. The remaining net currency loss of $1.9 million is related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $30.5 million in the 13-week period ended March 27, 2021, compared to income tax expense of $16.5 million in the 13-week period ended March 28, 2020. The effective tax rate was 12.2% in the first quarter of 2021, compared to 9.3% in the first quarter of 2020. The 290 basis point increase to the first quarter of 2021 compared to the prior year quarter is primarily due to a decrease in uncertain tax position reserves released in the first quarter of 2021 compared to the first quarter of 2020.

Net Income

As a result of the above, net income for the 13-week period ended March 27, 2021 was $220.0 million compared to $161.2 million for the 13-week period ended March 28, 2020, an increase of $58.8 million.

Liquidity and Capital Resources

As of March 27, 2021, we had approximately $3.2 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarter of 2021 and 2020 were approximately 1.0% and 1.8%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	13-Weeks Ended	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net cash provided by operating activities	$368,362	$225,874

The $142.5 million increase in cash provided by operating activities during the first quarter of 2021 compared to the first quarter of 2020 was due to an increase in cash provided by working capital of $85.0 million (which included an increase of $84.4 million in net receipts of accounts receivable, a decrease of $36.4 million net cash used in accounts payable, and a decrease of $9.0 million net cash used for income taxes, partially offset by an increase of $40.1 million in cash paid for inventory, and an increase of $4.6 million net cash used in other activities). Additional changes were due to the year-over-year increase in net income of $58.9 million, partially offset by a decrease in other non-cash adjustments to net income of $1.4 million.

Investing Activities

	13-Weeks Ended	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net cash used in investing activities	$(104,107)	$(78,872)

The $25.2 million increase in cash used in investing activities during the first quarter of 2021 compared to the first quarter of 2020 was primarily due to an increase in net purchases of marketable securities of $18.2 million and an increase in cash payments for acquisitions of $9.8 million, partially offset by decreased net purchases of property and equipment of $2.6 million.

Financing Activities

	13-Weeks Ended	13-Weeks Ended
	March 27, 2021	March 28, 2020
Net cash used in financing activities	$(116,279)	$(120,151)

The $3.9 million decrease in cash used in financing activities during the first quarter of 2021 compared to the first quarter of 2020 was primarily due to an increase in proceeds from the issuance of treasury stock of $17.7 million, partially offset by increased dividend payments of $8.1 million and increased purchases of treasury stock related to equity awards of $5.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

General

Garmin’s discussion and analysis of its financial condition and results of operations are based upon Garmin’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires Garmin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Garmin evaluates its estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies, customer sales programs and incentives, product returns, relative standalone selling prices, and progress toward completion of performance obligations in certain contracts with customers. Garmin bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 27, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no material changes during the 13-week period ended March 27, 2021 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 27, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 27, 2021 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. For additional information, see Note 6 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, as supplemented by the risk factor set forth below. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following is an amended and restated version of a risk factor included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2020:

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have had and will likely continue to have significant impacts on our business.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and will likely continue to have, significant impacts on our business. The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which has resulted in, and we expect will continue to result in, a change in overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding the efficacy, distribution and uptake of vaccines, along with the effectiveness of our response, that may affect the magnitude of effects to our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and is expected to continue to be, adversely affected in several ways. Some consumers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, the cancellation of trade shows and other events that are otherwise important in the marketing and sale of our products, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions. Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand. The adverse impacts of the pandemic have created economic stress in the global marketplace, high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty. These conditions have affected and are expected to continue to affect the willingness or ability of some customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed. We have also experienced increased demand for certain of our products during the COVID-19 pandemic as consumer behavior and demand shifted toward products offered by our fitness, outdoor, and marine segments. It is not yet known whether these behaviors and demand will persist, and there could be a decline in the demand for certain of these products as the overall COVID-19 pandemic situation improves.

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

Additional risks and impacts associated with COVID-19 including gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic and its evolving variants. There are further unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to, uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

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

Dated: April 28, 2021