Form 10-Q/A
period 2021-03-27
GARMIN LTD
filed 2021-04-30
CIK 1121788

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of April 23, 2021

Registered Shares, CHF 0.10 par value:  192,144,655 (excluding treasury shares)

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Garmin Ltd.’s Quarterly Report on Form 10-Q for the period ended March 27, 2021 (the “Form 10-Q”) originally filed with the Securities and Exchange Commission on April 28, 2021. This Amendment is being filed solely to address technical issues with the Interactive Data Files of the Form 10-Q filing, which resulted in the omission of Inline eXtensible Business Reporting Language (iXBRL) data from the Condensed Consolidated Statements of Cash Flows. The updated Interactive Data Files are filed as Exhibit 101 to this Amendment.

No other changes have been made to the Form 10-Q, but for ease of reference, this Amendment restates in its entirety, as amended, the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the originally filed Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) (incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2021).

Exhibit 31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) (incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2021).

Exhibit 32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2021).

Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2021).

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