Form 10-Q
period 2021-06-26
GARMIN LTD
filed 2021-07-28
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

or

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

YES ☐   NO ☑

Number of shares outstanding of the registrant’s common shares as of July 23, 2021

Registered Shares, CHF 0.10 par value: 192,321,863 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 26, 2021

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	June 26, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$1,639,447	$1,458,442
Marketable securities	330,567	387,642
Accounts receivable, net	737,268	849,469
Inventories	938,607	762,084
Deferred costs	16,966	20,145
Prepaid expenses and other current assets	220,910	191,569
Total current assets	3,883,765	3,669,351

Property and equipment, net	957,924	855,539
Operating lease right-of-use assets	93,097	94,626
Marketable securities	1,203,705	1,131,175
Deferred income taxes	250,230	245,455
Noncurrent deferred costs	13,814	16,510
Intangible assets, net	820,116	828,566
Other assets	180,073	190,151
Total assets	$7,402,724	$7,031,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$303,947	$258,885
Salaries and benefits payable	160,815	181,937
Accrued warranty costs	44,575	42,643
Accrued sales program costs	97,213	109,891
Deferred revenue	85,888	86,865
Accrued advertising expense	31,481	31,950
Other accrued expenses	140,807	149,817
Income taxes payable	78,797	68,585
Dividend payable	515,307	233,644
Total current liabilities	1,458,830	1,164,217

Deferred income taxes	124,149	116,844
Noncurrent income taxes	97,556	92,810
Noncurrent deferred revenue	43,554	49,934
Noncurrent operating lease liabilities	74,336	75,958
Other liabilities	20,051	15,494

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 192,321 shares outstanding at June 26, 2021 and 191,571 shares outstanding at December 26, 2020	17,979	17,979
Additional paid-in capital	1,927,137	1,880,354
Treasury stock	(303,369)	(320,016)
Retained earnings	3,775,874	3,754,372
Accumulated other comprehensive income	166,627	183,427
Total stockholders’ equity	5,584,248	5,516,116
Total liabilities and stockholders’ equity	$7,402,724	$7,031,373

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$1,326,905	$869,867	$2,399,232	$1,725,975
Cost of goods sold	546,054	354,437	976,825	703,605
Gross profit	780,851	515,430	1,422,407	1,022,370

Advertising expense	42,939	29,285	74,000	56,165
Selling, general and administrative expenses	165,759	132,016	323,381	269,202
Research and development expense	200,981	165,740	404,195	331,131
Total operating expense	409,679	327,041	801,576	656,498

Operating income	371,172	188,389	620,831	365,872
Other income (expense):
Interest income	7,018	10,455	14,670	22,481
Foreign currency losses	(7,326)	(4,493)	(15,607)	(19,916)
Other income	1,195	3,241	2,679	6,789
Total other income (expense)	887	9,203	1,742	9,354

Income before income taxes	372,059	197,592	622,573	375,226
Income tax provision	55,062	13,412	85,548	29,866
Net income	$316,997	$184,180	$537,025	$345,360

Net income per share:
Basic	$1.65	$0.96	$2.80	$1.81
Diluted	$1.64	$0.96	$2.78	$1.80

Weighted average common shares outstanding:
Basic	192,150	191,024	192,023	190,914
Diluted	192,871	191,597	192,840	191,640

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$316,997	$184,180	$537,025	$345,360
Foreign currency translation adjustment	27,680	24,813	(7,611)	18,637
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(1,305)	33,109	(9,189)	15,218
Comprehensive income	$343,372	$242,102	$520,225	$379,215

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended June 26, 2021 and June 27, 2020

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 28, 2020	$17,979	$1,830,052	$(335,491)	$3,390,053	$31,807	$4,934,400
Net income	—	—	—	184,180	—	184,180
Translation adjustment	—	—	—	—	24,813	24,813
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,634	—	—	—	—	33,109	33,109
Comprehensive income						242,102
Dividends declared ($2.44 per share)	—	—	—	(466,465)	—	(466,465)
Issuance of treasury stock related to equity awards	—	5,718	9,484	—	—	15,202
Stock compensation	—	15,925	—	—	—	15,925
Purchase of treasury stock related to equity awards	—	—	(303)	—	—	(303)
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 27, 2021	$17,979	$1,892,934	$(309,522)	$3,974,184	$140,252	$5,715,827
Net income	—	—	—	316,997	—	316,997
Translation adjustment	—	—	—	—	27,680	27,680
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $78	—	—	—	—	(1,305)	(1,305)
Comprehensive income						343,372
Dividends declared ($2.68 per share)	—	—	—	(515,307)	—	(515,307)
Issuance of treasury stock related to equity awards	—	11,600	6,476	—	—	18,076
Stock compensation	—	22,603	—	—	—	22,603
Purchase of treasury stock related to equity awards	—	—	(323)	—	—	(323)
Balance at June 26, 2021	$17,979	$1,927,137	$(303,369)	$3,775,874	$166,627	$5,584,248

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 26-Weeks Ended June 26, 2021 and June 27, 2020

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	345,360	—	345,360
Translation adjustment	—	—	—	—	18,637	18,637
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,872	—	—	—	—	15,218	15,218
Comprehensive income						379,215
Dividends declared ($2.44 per share)	—	—	—	(466,653)	—	(466,653)
Issuance of treasury stock related to equity awards	—	(15,411)	30,613	—	—	15,202
Stock compensation	—	31,484	—	—	—	31,484
Purchase of treasury stock related to equity awards	—	—	(11,883)	—	—	(11,883)
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	537,025	—	537,025
Translation adjustment	—	—	—	—	(7,611)	(7,611)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,308	—	—	—	—	(9,189)	(9,189)
Comprehensive income						520,225
Dividends declared ($2.68 per share)	—	—	—	(515,523)	—	(515,523)
Issuance of treasury stock related to equity awards	—	1,482	34,251	—	—	35,733
Stock compensation	—	45,301	—	—	—	45,301
Purchase of treasury stock related to equity awards	—	—	(17,604)	—	—	(17,604)
Balance at June 26, 2021	$17,979	$1,927,137	$(303,369)	$3,775,874	$166,627	$5,584,248

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 26, 2021	June 27, 2020
Operating Activities:
Net income	$537,025	$345,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,776	37,030
Amortization	25,903	20,502
Loss (gain) on sale or disposal of property and equipment	207	(1,807)
Unrealized foreign currency losses	12,205	16,678
Deferred income taxes	5,560	272
Stock compensation expense	45,301	31,484
Realized gain on marketable securities	(374)	(331)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	103,928	178,120
Inventories	(177,193)	(57,126)
Other current and non-current assets	(27,279)	(10,427)
Accounts payable	44,144	(51,463)
Other current and non-current liabilities	(39,377)	(58,662)
Deferred revenue	(7,317)	(19,301)
Deferred costs	5,863	7,817
Income taxes payable	20,670	(13,035)
Net cash provided by operating activities	598,042	425,111

Investing activities:
Purchases of property and equipment	(146,542)	(98,270)
Proceeds from sale of property and equipment	8	1,916
Purchase of intangible assets	(1,170)	(1,374)
Purchase of marketable securities	(755,360)	(346,129)
Redemption of marketable securities	720,937	566,688
Acquisitions, net of cash acquired	(15,893)	(7,893)
Net cash (used in) provided by investing activities	(198,020)	114,938

Financing activities:
Dividends	(233,860)	(217,450)
Proceeds from issuance of treasury stock related to equity awards	35,733	15,202
Purchase of treasury stock related to equity awards	(17,604)	(11,883)
Net cash used in financing activities	(215,731)	(214,131)

Effect of exchange rate changes on cash and cash equivalents	(2,819)	1,651

Net increase in cash, cash equivalents, and restricted cash	181,472	327,569
Cash, cash equivalents, and restricted cash at beginning of period	1,458,748	1,027,638
Cash, cash equivalents, and restricted cash at end of period	$1,640,220	$1,355,207

 See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 26, 2021

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified or presented to conform to the current period presentation. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Operating results for the 13-week and 26-week periods ended June 26, 2021 are not necessarily indicative of the results that may be expected for the year ending December 25, 2021.

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

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 26, 2021 and June 27, 2020 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no material changes to the Company’s significant accounting policies during the 26-week period ended June 26, 2021.

Recently Issued Accounting Standards and Pronouncements

We do not expect any recently adopted accounting standards, or recently issued accounting pronouncements not yet adopted, to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Inventories

The components of inventories consist of the following:

	June 26, 2021	December 26, 2020
Raw materials	$395,295	$282,287
Work-in-process	169,253	147,821
Finished goods	374,059	331,976
Inventories	$938,607	$762,084

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator:
Numerator for basic and diluted net income per share – net income	$316,997	$184,180	$537,025	$345,360

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,150	191,024	192,023	190,914

Effect of dilutive equity awards	721	573	817	726

Denominator for diluted net income per share – adjusted weighted-average common shares	192,871	191,597	192,840	191,640

Basic net income per share	$1.65	$0.96	$2.80	$1.81

Diluted net income per share	$1.64	$0.96	$2.78	$1.80

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	313	410	315	411

4. Segment Information

Garmin is organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. The fitness, outdoor, aviation, and marine operating segments represent reportable segments. The consumer auto and auto OEM operating segments, which serve the auto market, do not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Fitness, outdoor, aviation, marine, and auto are collectively referred to as our reported segments.

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

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
13-Weeks Ended June 26, 2021
Net sales	$413,201	$323,405	$180,832	$261,790	$147,677	$86,278	$61,399	$1,326,905
Gross profit	225,192	208,158	131,934	152,609	62,958	42,261	20,697	780,851
Operating income (loss)	116,966	122,056	50,810	89,752	(8,412)	15,684	(24,096)	371,172

13-Weeks Ended June 27, 2020
Net sales	$294,642	$206,200	$126,140	$157,827	$85,058	$55,270	$29,788	$869,867
Gross profit	156,817	133,189	92,036	93,470	39,918	26,917	13,001	515,430
Operating income (loss)	71,981	67,414	15,566	43,553	(10,125)	4,237	(14,362)	188,389

26-Weeks Ended June 26, 2021
Net sales	$721,326	$579,859	$354,721	$471,163	$272,163	$148,673	$123,490	$2,399,232
Gross profit	398,737	379,833	258,116	273,989	111,732	74,225	37,507	1,422,407
Operating income (loss)	190,702	215,085	95,679	151,315	(31,950)	24,084	(56,034)	620,831

26-Weeks Ended June 27, 2020
Net sales	$518,242	$381,302	$314,739	$320,832	$190,860	$114,283	$76,577	$1,725,975
Gross profit	269,142	245,447	230,844	187,680	89,257	55,029	34,228	1,022,370
Operating income (loss)	102,992	114,581	74,887	83,712	(10,300)	7,450	(17,750)	365,872

Net sales to external customers by geographic region were as follows for the 13-week and 26-week periods ended June 26, 2021 and June 27, 2020. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Americas	$646,393	$423,091	$1,150,085	$850,491
EMEA	488,724	335,201	888,232	635,069
APAC	191,788	111,575	360,915	240,415
Net sales to external customers	$1,326,905	$869,867	$2,399,232	$1,725,975

Net property and equipment by geographic region as of June 26, 2021 and June 27, 2020 are presented below.

	Americas	APAC	EMEA	Total
June 26, 2021
Property and equipment, net	$498,448	$341,136	$118,340	$957,924

June 27, 2020
Property and equipment, net	$465,023	$247,617	$78,535	$791,175

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

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Balance - beginning of period	$39,288	$39,368	$42,643	$39,758
Accrual for products sold (1)	22,988	13,659	34,445	31,527
Expenditures	(17,701)	(13,734)	(32,513)	(31,992)
Balance - end of period	$44,575	$39,293	$44,575	$39,293

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of inventory, capital expenditures, advertising, and other services in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of June 26, 2021 was approximately $1,298,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within Other assets on the Condensed Consolidated Balance Sheets and totaled $773 and $306 on June 26, 2021 and December 26, 2020, respectively. The total of the Cash and cash equivalents balance and the restricted cash reported within Other assets in the Condensed Consolidated Balance Sheets equals the total Cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 26, 2021. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended June 26, 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $55,062 in the 13-week period ended June 26, 2021, compared to income tax expense of $13,412 in the 13-week period ended June 27, 2020. The effective tax rate was 14.8% in the second quarter of 2021, compared to 6.8% in the second quarter of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the 13-week period ended June 26, 2021 compared to the year-ago quarter.

The Company recorded income tax expense of $85,548 in the first half of 2021, compared to income tax expense of $29,866 in the first half of 2020. The effective tax rate was 13.7% in the first half of 2021, compared to 8.0% in the first half of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the first half of 2021 compared to the first half of 2020.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 26, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$3	$—	$403
Agency securities	Level 2	8,474	12	(29)	8,457
Mortgage-backed securities	Level 2	173,372	818	(789)	173,401
Corporate securities	Level 2	997,362	18,346	(4,294)	1,011,414
Municipal securities	Level 2	301,919	2,872	(1,950)	302,841
Other	Level 2	38,195	91	(530)	37,756
Total		$1,519,722	$22,142	$(7,592)	$1,534,272

	Available-For-Sale Securities as of December 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$6	$—	$406
Agency securities	Level 2	5,954	56	—	6,010
Mortgage-backed securities	Level 2	239,445	1,051	(1,923)	238,573
Corporate securities	Level 2	984,696	25,962	(1,637)	1,009,021
Municipal securities	Level 2	214,515	3,644	(223)	217,936
Other	Level 2	47,760	167	(1,056)	46,871
Total		$1,492,770	$30,886	$(4,839)	$1,518,817

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,160 as of June 26, 2021, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 26-week period ended June 26, 2021.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income on the Company’s Condensed Consolidated Statements of Income. Impairment not relating to credit losses is recorded in Other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. The cost of securities sold is based on the specific identification method. Approximately 34% of securities in the Company’s portfolio were at an unrealized loss position as of June 26, 2021.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 26, 2021 and December 26, 2020.

	As of June 26, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	(29)	5,946	—	—	(29)	5,946
Mortgage-backed securities	(195)	17,387	(594)	6,628	(789)	24,015
Corporate securities	(4,236)	360,009	(58)	7,136	(4,294)	367,145
Municipal securities	(1,950)	156,686	—	—	(1,950)	156,686
Other	(124)	13,447	(406)	10,159	(530)	23,606
Total	$(6,534)	$553,475	$(1,058)	$23,923	$(7,592)	$577,398

	As of December 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,849)	85,688	(74)	2,122	(1,923)	87,810
Corporate securities	(1,065)	199,187	(572)	8,625	(1,637)	207,812
Municipal securities	(223)	50,403	—	—	(223)	50,403
Other	(726)	22,600	(330)	3,426	(1,056)	26,026
Total	$(3,863)	$357,878	$(976)	$14,173	$(4,839)	$372,051

As of June 26, 2021 and December 26, 2020, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to Other income for the unrealized losses on agency, mortgage-backed, corporate, municipal, and other securities presented above because we do not consider the declines in fair value to have resulted from credit losses. We have not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at June 26, 2021, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$328,766	$330,567
Due after one year through five years	1,123,801	1,136,623
Due after five years through ten years	63,817	63,783
Due after ten years	3,338	3,299
	$1,519,722	$1,534,272

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 26-week periods ended June 26, 2021:

	13-Weeks Ended June 26, 2021
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$127,662	$12,590	$140,252
Other comprehensive income before reclassification, net of income tax benefit of $179	27,680	(1,342)	26,338
Amounts reclassified from Accumulated other comprehensive income to Other income, net of income tax benefit of $101 included in Income tax provision	—	37	37
Net current-period other comprehensive income	27,680	(1,305)	26,375
Balance - end of period	$155,342	$11,285	$166,627

	26-Weeks Ended June 26, 2021
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$162,953	$20,474	$183,427
Other comprehensive income before reclassification, net of income tax benefit of $2,276	(7,611)	(8,847)	(16,458)
Amounts reclassified from Accumulated other comprehensive income to Other income (expense), net of income tax expense of $32 included in Income tax provision	—	(342)	(342)
Net current-period other comprehensive income	(7,611)	(9,189)	(16,800)
Balance - end of period	$155,342	$11,285	$166,627

10. Revenue

 In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information. Note 4 also contains disaggregated revenue information of the six major product categories identified by the Company – fitness, outdoor, aviation, marine, consumer auto, and auto OEM.

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

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Point in time	$1,274,569	$825,579	$2,297,346	$1,635,876
Over time	52,336	44,288	101,886	90,099
Net sales	$1,326,905	$869,867	$2,399,232	$1,725,975

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 26-week period ended June 26, 2021 are presented below:

	26-Weeks Ended
	June 26, 2021
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$136,799	$36,655
Deferrals in period	94,529	7,197
Recognition of deferrals in period	(101,886)	(13,072)
Balance, end of period	$129,442	$30,780

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $101,886 of deferred revenue recognized in the 26-week period ended June 26, 2021, $50,481 was deferred as of the beginning of the period.

Approximately two-thirds of the $129,442 of deferred revenue at the end of the period, June 26, 2021, is recognized ratably over a period of three years or less.

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

Unless otherwise indicated, amounts set forth in the discussion below are in thousands.

Company Overview

The Company is a leading worldwide provider of wireless devices and applications that are designed for people who live an active lifestyle, many of which feature Global Positioning System (GPS) navigation. We are organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. The operating segments offer products through our network of subsidiary distributors and independent dealers and distributors, our own webshop, as well as through various auto, aviation, and marine original equipment manufacturers (OEMs). Each of the operating segments is managed separately.

Business Environment Update

The COVID-19 pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers. The pandemic has generally had an unfavorable impact on net sales and profitability of our aviation and auto segments, however, the impact has lessened during the first half of 2021. Conversely, we believe net sales and profitability of our fitness, outdoor, and marine segments have benefited from a shift in consumer behavior and demand toward the products these segments offer, which continued through the second quarter of 2021.

Our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints. These factors have been further amplified by the pandemic. While we have not yet experienced material impacts, we expect these supply chain challenges to continue through at least the end of calendar year 2021.

The current business environment may evolve in ways that could impact our operations and financial results. Further, the nature and degree of the effects of the pandemic and supply chain challenges over time remains uncertain. Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended		26-Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	100%	100%	100%	100%
Cost of goods sold	41%	41%	41%	41%
Gross profit	59%	59%	59%	59%
Advertising	3%	3%	3%	3%
Selling, general and administrative	12%	15%	13%	16%
Research and development	15%	19%	17%	19%
Total operating expenses	31%	38%	33%	38%
Operating income	28%	22%	26%	21%
Other income (expense)	0%	1%	0%	1%
Income before income taxes	28%	23%	26%	22%
Income tax provision	4%	2%	4%	2%
Net income	24%	21%	22%	20%

The segment table located in Note 4 to the Condensed Consolidated Financial Statements sets forth the Company’s results of operations including net sales, gross profit, and operating income for each of the Company’s five reported segments during the periods shown, as well as supplemental information for the consumer auto and auto OEM operating segments that management believes is useful. For each line item in the table, the total of the fitness, outdoor, aviation, marine, and auto segments’ amounts equals the amount in the Condensed Consolidated Statements of Income included in Item 1.

Comparison of 13-Weeks ended June 26, 2021 and June 27, 2020

Net Sales

Net Sales	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$413,201	40%	$294,642
Percentage of Total Net Sales	31%		34%
Outdoor	323,405	57%	206,200
Percentage of Total Net Sales	24%		24%
Aviation	180,832	43%	126,140
Percentage of Total Net Sales	14%		14%
Marine	261,790	66%	157,827
Percentage of Total Net Sales	20%		18%
Auto	147,677	74%	85,058
Percentage of Total Net Sales	11%		10%
Consumer Auto	86,278	56%	55,270
Percentage of Total Net Sales	7%		6%
Auto OEM	61,399	106%	29,788
Percentage of Total Net Sales	5%		4%
Total	$1,326,905	53%	$869,867

Net sales increased 53% for the 13-week period ended June 26, 2021 when compared to the year-ago quarter. Net sales of most segments were adversely impacted by the COVID-19 pandemic in the prior year quarter, and therefore a portion of the year-over-year growth is attributable to the relatively low prior year comparable. We believe the fitness, outdoor, and marine segments have since benefited from a shift in consumer behavior and demand, and the generally unfavorable impact that the pandemic has had on the aviation and auto segments has lessened during the current period. Additionally, certain product lines have experienced continued strength in the current period.

The increase in fitness revenue was driven by sales growth in cycling and advanced wearables products. Outdoor revenue increased due to sales growth across all categories, led by strong demand for our adventure watches. The increase in aviation revenue was driven by contributions from both OEM and aftermarket product categories. Marine revenue increased due to growth across multiple product categories, led by strong demand for our chartplotters. The consumer auto revenue increase was driven by growth in specialty categories, while the auto OEM increase was due to sales growth in new OEM programs.

Total unit sales in the second quarter of 2021 increased to 4,303 when compared to total unit sales of 3,093 in the second quarter of 2020, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix at 31% in the second quarter of 2021 compared to 34% in the second quarter of 2020.

Gross Profit

Gross Profit	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$225,192	44%	$156,817
Percentage of Segment Net Sales	54%		53%
Outdoor	208,158	56%	133,189
Percentage of Segment Net Sales	64%		65%
Aviation	131,934	43%	92,036
Percentage of Segment Net Sales	73%		73%
Marine	152,609	63%	93,470
Percentage of Segment Net Sales	58%		59%
Auto	62,958	58%	39,918
Percentage of Segment Net Sales	43%		47%
Consumer Auto	42,261	57%	26,917
Percentage of Segment Net Sales	49%		49%
Auto OEM	20,697	59%	13,001
Percentage of Segment Net Sales	34%		44%
Total	$780,851	51%	$515,430
Percentage of Total Net Sales	59%		59%

 Gross profit dollars in the second quarter of 2021 increased 51%, primarily due to the increase in net sales compared to the year-ago quarter, as described above. Consolidated gross margin was relatively flat when compared to the year-ago quarter.

The fitness, outdoor, marine, and consumer auto gross margins were adversely impacted by higher freight costs, which were partially offset in the fitness and outdoor segments by lower costs of goods, and fitness further benefited from a favorable product mix. The auto OEM gross margin decrease was primarily attributable to product mix associated with growth in new auto OEM programs, which have lower gross margin. The auto OEM gross margin is generally expected to be lower than the prior year and current quarter through 2021 and beyond, as new auto OEM programs continue to increase as a percentage of product mix.

Advertising Expense

Advertising	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$19,394	47%	$13,219
Percentage of Segment Net Sales	5%		4%
Outdoor	12,426	46%	8,491
Percentage of Segment Net Sales	4%		4%
Aviation	1,264	158%	490
Percentage of Segment Net Sales	1%		0%
Marine	6,425	17%	5,470
Percentage of Segment Net Sales	2%		3%
Auto	3,430	112%	1,615
Percentage of Segment Net Sales	2%		2%
Consumer Auto	3,428	113%	1,612
Percentage of Segment Net Sales	4%		3%
Auto OEM	2	(33%)	3
Percentage of Segment Net Sales	0%		0%
Total	$42,939	47%	$29,285
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 47% in absolute dollars. The total absolute dollar increase was primarily attributable to increased media and cooperative spend in the fitness and outdoor segments.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$55,060	29%	$42,648
Percentage of Segment Net Sales	13%		14%
Outdoor	42,394	32%	32,002
Percentage of Segment Net Sales	13%		16%
Aviation	19,520	3%	18,871
Percentage of Segment Net Sales	11%		15%
Marine	28,679	27%	22,652
Percentage of Segment Net Sales	11%		14%
Auto	20,106	27%	15,843
Percentage of Segment Net Sales	14%		19%
Consumer Auto	10,029	2%	9,804
Percentage of Segment Net Sales	12%		18%
Auto OEM	10,077	67%	6,039
Percentage of Segment Net Sales	16%		20%
Total	$165,759	26%	$132,016
Percentage of Total Net Sales	12%		15%

Selling, general and administrative expense increased 26% in absolute dollars and was 270 basis points lower as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the second quarter of 2021 was primarily attributable to increased personnel related expenses and information technology costs, and the decrease as a percent of revenue was primarily due to greater leverage of operating costs.

Research and Development Expense

Research & Development	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$33,772	17%	$28,969
Percentage of Segment Net Sales	8%		10%
Outdoor	31,282	24%	25,282
Percentage of Segment Net Sales	10%		12%
Aviation	60,340	6%	57,109
Percentage of Segment Net Sales	33%		45%
Marine	27,753	27%	21,795
Percentage of Segment Net Sales	11%		14%
Auto	47,834	47%	32,585
Percentage of Segment Net Sales	32%		38%
Consumer Auto	13,120	16%	11,264
Percentage of Segment Net Sales	15%		20%
Auto OEM	34,714	63%	21,321
Percentage of Segment Net Sales	57%		72%
Total	$200,981	21%	$165,740
Percentage of Total Net Sales	15%		19%

Research and development expense as a percent of revenue decreased 390 basis points when compared to the year-ago quarter and increased 21% in absolute dollars. The decrease as a percent of revenue was primarily due to the increase in sales, as described above, and greater leverage of expenses. The absolute dollar increase was primarily due to higher engineering personnel costs across all of our operating segments. The auto OEM increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs related to investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable. This trend of increased auto OEM research and development expense compared to the prior year is expected to continue through 2021 as we expect higher total costs and the majority of costs will not be contractually reimbursable.

Operating Income

Operating Income (Loss)	13-Weeks Ended June 26, 2021	Year-over-Year Change	13-Weeks Ended June 27, 2020
Fitness	$116,966	62%	$71,981
Percentage of Segment Net Sales	28%		24%
Outdoor	122,056	81%	67,414
Percentage of Segment Net Sales	38%		33%
Aviation	50,810	226%	15,566
Percentage of Segment Net Sales	28%		12%
Marine	89,752	106%	43,553
Percentage of Segment Net Sales	34%		28%
Auto	(8,412)	(17%)	(10,125)
Percentage of Segment Net Sales	(6%)		-12%
Consumer Auto	15,684	270%	4,237
Percentage of Segment Net Sales	18%		8%
Auto OEM	(24,096)	68%	(14,362)
Percentage of Segment Net Sales	(39%)		(48%)
Total	$371,172	97%	$188,389
Percentage of Total Net Sales	28%		22%

Operating income increased 97% in absolute dollars and increased 630 basis points as a percent of revenue when compared to the year-ago quarter. This increase was due to revenue growth and lower operating expenses as a percent of revenue, as described above. Auto OEM experienced an operating loss in the current quarter, and we expect this trend to continue through 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended June 26, 2021	13-Weeks Ended June 27, 2020
Interest income	$7,018	$10,455
Foreign currency gains (losses)	(7,326)	(4,493)
Other income	1,195	3,241
Total	$887	$9,203

The average return on cash and investments, including interest and capital gains/loss returns during the second quarter of 2021 was 0.9% compared to 1.6% during the same quarter of 2020. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $7.3 million currency loss recognized in the second quarter of 2021 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro and the British Pound Sterling, within the 13-week period ended June 26, 2021. During this period, the U.S. Dollar weakened 2.5% against the Taiwan Dollar, resulting in a loss of $9.5 million, while the U.S. Dollar weakened 1.2% against the Euro and 0.7% against the British Pound Sterling, resulting in gains of $1.2 million and $0.4 million, respectively. The remaining net currency gain of $0.6 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $55.1 million in the 13-week period ended June 26, 2021, compared to income tax expense of $13.4 million in the 13-week period ended June 27, 2020. The effective tax rate was 14.8% in the second quarter of 2021, compared to 6.8% in the second quarter of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the 13-week period ended June 26, 2021 compared to the year-ago quarter.

Net Income

As a result of the above, net income for the 13-week period ended June 26, 2021 was $317.0 million compared to $184.2 million for the 13-week period ended June 27, 2020, an increase of $132.8 million.

Comparison of 26-Weeks ended June 26, 2021 and June 27, 2020

Net Sales

Net Sales	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$721,326	39%	$518,242
Percentage of Total Net Sales	30%		30%
Outdoor	579,859	52%	381,302
Percentage of Total Net Sales	24%		22%
Aviation	354,721	13%	314,739
Percentage of Total Net Sales	15%		18%
Marine	471,163	47%	320,832
Percentage of Total Net Sales	20%		19%
Auto	272,163	43%	190,860
Percentage of Total Net Sales	11%		11%
Consumer Auto	148,673	30%	114,283
Percentage of Total Net Sales	6%		7%
Auto OEM	123,490	61%	76,577
Percentage of Total Net Sales	5%		4%
Total	$2,399,232	39%	$1,725,975

Net sales increased 39% for the 26-week period ended June 26, 2021 when compared to the year-ago period. Net sales of most segments were adversely impacted by the COVID-19 pandemic for part of the prior year period, and therefore a portion of the year-over-year growth is attributable to the relatively low prior year comparable. We believe the fitness, outdoor, and marine segments have since benefited from a shift in consumer behavior and demand, and the generally unfavorable impact that the pandemic has had on the aviation and auto segments has lessened during the current period. Additionally, certain product lines have experienced continued strength in the current period.

The increase in fitness revenue was driven by sales growth in cycling and advanced wearables products. Outdoor revenue increased due to sales growth across all categories, led by strong demand for our adventure watches. The increase in aviation revenue was driven by sales growth in the OEM product category. Marine revenue increased due to growth across multiple product categories, led by strong demand for our chartplotters. The consumer auto revenue increase was driven by growth in specialty categories, while the auto OEM increase was due to sales growth in new OEM programs.

Total unit sales in the first half of 2021 increased to 7,763 when compared to total unit sales of 6,024 in the first half of 2020, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix at 30% in the first half of 2021 compared to 30% in the first half of 2020.

Gross Profit

Gross Profit	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$398,737	48%	$269,142
Percentage of Segment Net Sales	55%		52%
Outdoor	379,833	55%	245,447
Percentage of Segment Net Sales	66%		64%
Aviation	258,116	12%	230,844
Percentage of Segment Net Sales	73%		73%
Marine	273,989	46%	187,680
Percentage of Segment Net Sales	58%		58%
Auto	111,732	25%	89,257
Percentage of Segment Net Sales	41%		47%
Consumer Auto	74,225	35%	55,029
Percentage of Segment Net Sales	50%		48%
Auto OEM	37,507	10%	34,228
Percentage of Segment Net Sales	30%		45%
Total	$1,422,407	39%	$1,022,370
Percentage of Total Net Sales	59%		59%

Gross profit dollars in the first half of 2021 increased 39%, primarily due to the increase in net sales compared to the year-ago period, as described above. Consolidated gross margin was relatively flat when compared to the year-ago quarter.

The fitness, outdoor, and consumer auto gross margin increases of 330, 110, and 170 basis points, respectively, were primarily attributable to product mix, partially offset by higher freight costs. The auto OEM gross margin decrease of 1,430 basis points was primarily attributable to product mix associated with growth in new auto OEM programs. This auto OEM product mix and associated lower gross margin trend is generally expected to continue through 2021 and beyond.

Advertising Expense

Advertising	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$32,698	40%	$23,358
Percentage of Segment Net Sales	5%		5%
Outdoor	21,141	37%	15,398
Percentage of Segment Net Sales	4%		4%
Aviation	2,084	16%	1,802
Percentage of Segment Net Sales	1%		1%
Marine	12,760	10%	11,612
Percentage of Segment Net Sales	3%		4%
Auto	5,317	33%	3,995
Percentage of Segment Net Sales	2%		2%
Consumer Auto	5,306	39%	3,810
Percentage of Segment Net Sales	4%		3%
Auto OEM	11	(94%)	185
Percentage of Segment Net Sales	0%		0%
Total	$74,000	32%	$56,165
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago period and increased 32% in absolute dollars. The total absolute dollar increase was primarily attributable to increased media and cooperative spend in the fitness and outdoor segments.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$107,163	26%	$85,301
Percentage of Segment Net Sales	15%		16%
Outdoor	82,666	27%	65,072
Percentage of Segment Net Sales	14%		17%
Aviation	38,277	2%	37,647
Percentage of Segment Net Sales	11%		12%
Marine	56,003	17%	48,033
Percentage of Segment Net Sales	12%		15%
Auto	39,272	18%	33,149
Percentage of Segment Net Sales	14%		17%
Consumer Auto	18,959	(10%)	21,000
Percentage of Segment Net Sales	13%		18%
Auto OEM	20,313	67%	12,149
Percentage of Segment Net Sales	16%		16%
Total	$323,381	20%	$269,202
Percentage of Total Net Sales	13%		16%

Selling, general and administrative expense increased 20% in absolute dollars and was 210 basis points lower as a percent of revenue compared to the year-ago period. The absolute dollar increase in the first half of 2021 was primarily attributable to increased personnel related expenses and information technology costs.

Research and Development Expense

Research & Development	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$68,174	19%	$57,491
Percentage of Segment Net Sales	9%		11%
Outdoor	60,941	21%	50,396
Percentage of Segment Net Sales	11%		13%
Aviation	122,076	5%	116,508
Percentage of Segment Net Sales	34%		37%
Marine	53,911	22%	44,323
Percentage of Segment Net Sales	11%		14%
Auto	99,093	59%	62,413
Percentage of Segment Net Sales	36%		33%
Consumer Auto	25,876	14%	22,769
Percentage of Segment Net Sales	17%		20%
Auto OEM	73,217	85%	39,644
Percentage of Segment Net Sales	59%		52%
Total	$404,195	22%	$331,131
Percentage of Total Net Sales	17%		19%

Research and development expense as a percent of revenue decreased 230 basis points when compared to the year-ago quarter and increased 22% in absolute dollars. The decrease as a percent of revenue was primarily due to the increase in sales, as described above, and greater leverage of expenses. The absolute dollar increase was primarily due to higher engineering personnel costs across all of our operating segments. The auto OEM increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs related to investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable. This trend of increased auto OEM research and development expense compared to the prior year is expected to continue through 2021 as we expect higher total costs and the majority of costs will not be contractually reimbursable.

Operating Income

Operating Income	26-Weeks Ended June 26, 2021	Year-over-Year Change	26-Weeks Ended June 27, 2020
Fitness	$190,702	85%	$102,992
Percentage of Segment Net Sales	26%		20%
Outdoor	215,085	88%	114,581
Percentage of Segment Net Sales	37%		30%
Aviation	95,679	28%	74,887
Percentage of Segment Net Sales	27%		24%
Marine	151,315	81%	83,712
Percentage of Segment Net Sales	32%		26%
Auto	(31,950)	210%	(10,300)
Percentage of Segment Net Sales	(12%)		(5%)
Consumer Auto	24,084	223%	7,450
Percentage of Segment Net Sales	16%		7%
Auto OEM	(56,034)	216%	(17,750)
Percentage of Segment Net Sales	(45%)		(23%)
Total	$620,831	70%	$365,872
Percentage of Total Net Sales	26%		21%

Operating income increased 70% in absolute dollars and increased 470 basis points as a percent of revenue when compared to the year-ago period. This increase was due to revenue growth and lower operating expenses as a percent of revenue, as described above. Auto OEM experienced an operating loss in the current quarter, and we expect this trend to continue through 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	26-Weeks Ended June 26, 2021	26-Weeks Ended June 27, 2020
Interest income	$14,670	$22,481
Foreign currency losses	(15,607)	(19,916)
Other Income	2,679	6,789
Total	$1,742	$9,354

The average return on cash and investments, including interest and capital gain/loss returns during the 26-week periods ended June 26, 2021 and June 27, 2020 was 1.0% and 1.7%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

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

The $15.6 million currency loss recognized in the 26-week period ended June 26, 2021 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar and strengthening against the Euro, partially offset by the U.S. Dollar weakening against the British Pound Sterling, within the 26-week period ended June 26, 2021. During this period, the U.S. Dollar weakened 0.8% against the Taiwan Dollar and strengthened 2.2% against the Euro, resulting in losses of $4.8 million and $9.8 million, respectively, while the U.S. Dollar weakened 2.4% against the British Pound Sterling resulting in a gain of $1.8 million. The remaining net currency loss of $2.8 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $19.9 million currency loss recognized in the 26-week period ended June 27, 2020 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar and strengthening against the British Pound Sterling and Australian Dollar, within the 26-week period ended June 27, 2020. During this period, the U.S. Dollar weakened 2.1% against the Taiwan Dollar, resulting in a loss of $8.7 million, while the U.S. Dollar strengthened 5.7% against the British Pound Sterling and 0.9% against the Australian Dollar, resulting in losses of $2.5 million and $0.5 million, respectively. The remaining net currency loss of $8.2 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $85.5 million in the first half of 2021 compared to income tax expense of $29.9 million in the first half of 2020. The effective tax rate was 13.7% in the first half of 2021, compared to 8.0% in the first half of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the first half of 2021 compared to the first half of 2020.

Net Income

As a result of the above, net income for the 26-week period ended June 26, 2021 was $537.0 million compared to $345.4 million for the 26-week period ended June 27, 2020, an increase of $191.6 million.

Liquidity and Capital Resources

As of June 26, 2021, we had approximately $3.2 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first half of 2021 and 2020 were approximately 1.0% and 1.7%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	26-Weeks Ended	26-Weeks Ended
	June 26, 2021	June 27, 2020
Net cash provided by operating activities	$598,042	$425,111

The $172.9 million increase in cash provided by operating activities during the first half of 2021 compared to the first half of 2020 was due to an increase in net income of $191.7 million and an increase in other non-cash adjustments to net income of $33.7 million. These increases were partially offset by an increase in cash used in working capital of $52.5 million (which included an increase of $120.1 million in cash paid for inventory and a decrease of $74.2 million in net receipts of accounts receivable, partially offset by a decrease of $95.6 million net cash used in accounts payable, a decrease of $33.7 million in net cash used for income taxes, and a decrease of $12.5 million in net cash used in other activities).

Investing Activities

	26-Weeks Ended	26-Weeks Ended
	June 26, 2021	June 27, 2020
Net cash (used in) provided by investing activities	$(198,020)	$114,938

The $313.0 million decrease in cash used in investing activities during the first half of 2021 compared to the first half of 2020 was primarily due to an increase in net purchases of marketable securities of $255.0 million, an increase in net purchases of property and equipment of $50.2 million, and an increase in cash payments for acquisitions of $8.0 million.

Financing Activities

	26-Weeks Ended	26-Weeks Ended
	June 26, 2021	June 27, 2020
Net cash used in financing activities	$(215,731)	$(214,131)

The $1.6 million increase in cash used in financing activities during the first half of 2021 compared to the first half of 2020 was due to an increase in dividend payments of $16.4 million and an increase in purchases of treasury stock related to equity awards of $5.7 million, partially offset by an increase in proceeds from the issuance of treasury stock of $20.5 million.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 26, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no material changes during the 13-week and 26-week periods ended June 26, 2021 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 26, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 26, 2021 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, as supplemented by the risk factor set forth below. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

The following is an amended and restated version of a risk factor included in Part II, Item 1A, "Risk Factors” of our Quarterly Report on Form 10-Q and Form 10-Q/A for the period ended March 27, 2021, and supplemental to the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2020:

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have had and will likely continue to have significant impacts on our business.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and will likely continue to have, significant impacts on our business. The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which has resulted in, and we expect will continue to result in, a change in overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, evolving variants of the virus that causes COVID-19, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding the efficacy, distribution and uptake of vaccines, along with the effectiveness of our response, that may affect the magnitude of effects to our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and may continue to be, affected in several ways during the COVID-19 pandemic. Some consumers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, the cancellation of trade shows and other events that are otherwise important in the marketing and sale of our products, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions. Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand. The adverse impacts of the pandemic have created economic stress in the global marketplace, high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty. These conditions have affected and are expected to continue to affect the willingness or ability of some customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed. We have also experienced increased demand for certain of our products during the COVID-19 pandemic as consumer behavior and demand shifted toward products offered by our fitness, outdoor, and marine segments. It is not yet known whether these behaviors and demand will persist, and there could be a decline in the demand for certain of these products as the overall pandemic situation improves.

Our supply chain has been and may continue to be adversely impacted by the COVID-19 pandemic. We have experienced delays in procuring and may be unable to procure certain components from our suppliers, and the cost of procuring certain components has increased and could continue to increase. We have faced logistics constraints, the scope and severity of which may intensify. Reduced demand for certain of our products has resulted in, and may continue to result in, reduced utilization of certain of our manufacturing facilities and higher per-unit costs for certain products. Certain of our manufacturing facilities may also experience inopportune temporary closures or reduced hours, which could adversely affect the costs incurred to produce our products and our ability to meet demand.

The COVID-19 pandemic has had and will continue to have several other operational impacts on our business, which will or may include employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of events that are otherwise important in the development, marketing and sale of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and are expected to continue to incur increased costs as we provide additional benefits to assist our employees during the pandemic and provide a safe and healthy workplace for employees who continue or begin to return to work in our facilities. Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for certain of our products could result in obsolescence of certain inventory. If the economy experiences a sustained downturn of significant proportion that impacts portions of our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

Additional risks and impacts including gross margin fluctuation, foreign currency fluctuations, successful continued product development, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic and evolving variants of the virus that causes COVID-19. There are further unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to, uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

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

Dated: July 28, 2021