Form 10-Q
period 2021-09-25
GARMIN LTD
filed 2021-10-27
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 22, 2021

Registered Shares, CHF 0.10 par value: 192,322,049 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 25, 2021

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$1,639,056	$1,458,442
Marketable securities	345,214	387,642
Accounts receivable, net	639,345	849,469
Inventories	1,113,503	762,084
Deferred costs	16,046	20,145
Prepaid expenses and other current assets	255,802	191,569
Total current assets	4,008,966	3,669,351

Property and equipment, net	974,981	855,539
Operating lease right-of-use assets	89,934	94,626
Marketable securities	1,253,589	1,131,175
Deferred income taxes	251,983	245,455
Noncurrent deferred costs	13,035	16,510
Intangible assets, net	809,163	828,566
Other assets	169,838	190,151
Total assets	$7,571,489	$7,031,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,604	$258,885
Salaries and benefits payable	173,566	181,937
Accrued warranty costs	42,849	42,643
Accrued sales program costs	78,251	109,891
Deferred revenue	87,770	86,865
Accrued advertising expense	30,044	31,950
Other accrued expenses	146,426	149,817
Income taxes payable	109,862	68,585
Dividend payable	386,567	233,644
Total current liabilities	1,373,939	1,164,217

Deferred income taxes	127,733	116,844
Noncurrent income taxes	78,176	92,810
Noncurrent deferred revenue	42,022	49,934
Noncurrent operating lease liabilities	71,527	75,958
Other liabilities	23,354	15,494

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 192,322 shares outstanding at September 25, 2021 and 191,571 shares outstanding at December 26, 2020	17,979	17,979
Additional paid-in capital	1,950,464	1,880,354
Treasury stock	(303,373)	(320,016)
Retained earnings	4,034,912	3,754,372
Accumulated other comprehensive income	154,756	183,427
Total stockholders’ equity	5,854,738	5,516,116
Total liabilities and stockholders’ equity	$7,571,489	$7,031,373

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$1,191,973	$1,109,194	$3,591,206	$2,835,168
Cost of goods sold	496,026	441,211	1,472,852	1,144,816
Gross profit	695,947	667,983	2,118,354	1,690,352

Advertising expense	36,705	33,866	110,705	90,031
Selling, general and administrative expenses	162,515	142,134	485,896	411,335
Research and development expense	214,057	174,882	618,253	506,013
Total operating expense	413,277	350,882	1,214,854	1,007,379

Operating income	282,670	317,101	903,500	682,973
Other income (expense):
Interest income	6,897	7,777	21,568	30,258
Foreign currency (losses) gains	(15,014)	10,113	(30,621)	(9,802)
Other income	833	1,726	3,511	8,515
Total other income (expense)	(7,284)	19,616	(5,542)	28,971

Income before income taxes	275,386	336,717	897,958	711,944
Income tax provision	16,347	23,300	101,894	53,168
Net income	$259,039	$313,417	$796,064	$658,776

Net income per share:
Basic	$1.35	$1.64	$4.14	$3.45
Diluted	$1.34	$1.63	$4.13	$3.44

Weighted average common shares outstanding:
Basic	192,322	191,234	192,123	191,021
Diluted	193,185	191,998	192,955	191,760

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$259,039	$313,417	$796,064	$658,776
Foreign currency translation adjustment	(8,702)	26,721	(16,313)	45,358
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(3,169)	2,528	(12,358)	17,746
Comprehensive income	$247,168	$342,666	$767,393	$721,880

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 25, 2021 and September 26, 2020

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 27, 2020	$17,979	$1,851,695	$(326,310)	$3,107,768	$89,729	$4,740,861
Net income	—	—	—	313,417	—	313,417
Translation adjustment	—	—	—	—	26,721	26,721
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $31	—	—	—	—	2,528	2,528
Comprehensive income						342,666
Dividends declared	—	—	—	(26)	—	(26)
Issuance of treasury stock related to equity awards	—	(1,207)	1,207	—	—	—
Stock compensation	—	22,031	—	—	—	22,031
Purchase of treasury stock related to equity awards	—	—	(1,191)	—	—	(1,191)
Balance at September 26, 2020	$17,979	$1,872,519	$(326,294)	$3,421,159	$118,978	$5,104,341

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 26, 2021	$17,979	$1,927,137	$(303,369)	$3,775,874	$166,627	$5,584,248
Net income	—	—	—	259,039	—	259,039
Translation adjustment	—	—	—	—	(8,702)	(8,702)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $609	—	—	—	—	(3,169)	(3,169)
Comprehensive income						247,168
Dividends declared	—	—	—	(1)	—	(1)
Issuance of treasury stock related to equity awards	—	(28)	28	—	—	—
Stock compensation	—	23,355	—	—	—	23,355
Purchase of treasury stock related to equity awards	—	—	(32)	—	—	(32)
Balance at September 25, 2021	$17,979	$1,950,464	$(303,373)	$4,034,912	$154,756	$5,854,738

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 25, 2021 and September 26, 2020

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	658,776	—	658,776
Translation adjustment	—	—	—	—	45,358	45,358
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,903	—	—	—	—	17,746	17,746
Comprehensive income						721,880
Dividends declared ($2.44 per share)	—	—	—	(466,678)	—	(466,678)
Issuance of treasury stock related to equity awards	—	(16,618)	31,820	—	—	15,202
Stock compensation	—	53,515	—	—	—	53,515
Purchase of treasury stock related to equity awards	—	—	(13,074)	—	—	(13,074)
Balance at September 26, 2020	$17,979	$1,872,519	$(326,294)	$3,421,159	$118,978	$5,104,341

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	796,064	—	796,064
Translation adjustment	—	—	—	—	(16,313)	(16,313)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,918	—	—	—	—	(12,358)	(12,358)
Comprehensive income						767,393
Dividends declared ($2.68 per share)	—	—	—	(515,524)	—	(515,524)
Issuance of treasury stock related to equity awards	—	1,454	34,279	—	—	35,733
Stock compensation	—	68,656	—	—	—	68,656
Purchase of treasury stock related to equity awards	—	—	(17,636)	—	—	(17,636)
Balance at September 25, 2021	$17,979	$1,950,464	$(303,373)	$4,034,912	$154,756	$5,854,738

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 25, 2021	September 26, 2020
Operating Activities:
Net income	$796,064	$658,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,272	57,141
Amortization	38,485	32,969
Loss (gain) on sale or disposal of property and equipment	246	(1,815)
Unrealized foreign currency losses	24,390	4,384
Deferred income taxes	8,358	14,353
Stock compensation expense	68,656	53,515
Realized gain on marketable securities	(513)	(1,316)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	197,024	59,474
Inventories	(357,387)	(56,063)
Other current and non-current assets	(31,398)	(27,019)
Accounts payable	57,602	(11,939)
Other current and non-current liabilities	(39,941)	(18,299)
Deferred revenue	(6,914)	(21,148)
Deferred costs	7,547	9,855
Income taxes payable	5,974	(53,419)
Net cash provided by operating activities	843,465	699,449

Investing activities:
Purchases of property and equipment	(187,960)	(137,072)
Proceeds from sale of property and equipment	26	1,965
Purchase of intangible assets	(1,408)	(1,643)
Purchase of marketable securities	(1,081,789)	(702,487)
Redemption of marketable securities	975,318	808,554
Acquisitions, net of cash acquired	(15,893)	(148,648)
Net cash used in investing activities	(311,706)	(179,331)

Financing activities:
Dividends	(362,602)	(333,975)
Proceeds from issuance of treasury stock related to equity awards	35,733	15,202
Purchase of treasury stock related to equity awards	(17,636)	(13,074)
Net cash used in financing activities	(344,505)	(331,847)

Effect of exchange rate changes on cash and cash equivalents	(6,172)	7,900

Net increase in cash, cash equivalents, and restricted cash	181,082	196,171
Cash, cash equivalents, and restricted cash at beginning of period	1,458,748	1,027,638
Cash, cash equivalents, and restricted cash at end of period	$1,639,830	$1,223,809

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 25, 2021

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified or presented to conform to the current period presentation. Additionally, the Condensed Consolidated Financial Statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Operating results for the 13-week and 39-week periods ended September 25, 2021 are not necessarily indicative of the results that may be expected for the year ending December 25, 2021.

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

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 25, 2021 and September 26, 2020 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 25, 2021.

Recently Issued Accounting Standards and Pronouncements

We do not expect any recently adopted accounting standards, or recently issued accounting pronouncements not yet adopted, to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Inventories

The components of inventories consist of the following:

	September 25, 2021	December 26, 2020
Raw materials	$463,314	$282,287
Work-in-process	173,117	147,821
Finished goods	477,072	331,976
Inventories	$1,113,503	$762,084

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator:
Numerator for basic and diluted net income per share – net income	$259,039	$313,417	$796,064	$658,776

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,322	191,234	192,123	191,021

Effect of dilutive equity awards	863	764	832	739

Denominator for diluted net income per share – adjusted weighted-average common shares	193,185	191,998	192,955	191,760

Basic net income per share	$1.35	$1.64	$4.14	$3.45

Diluted net income per share	$1.34	$1.63	$4.13	$3.44

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	311	409	313	410

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

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
13-Weeks Ended September 25, 2021
Net sales	$342,316	$323,856	$180,165	$207,534	$138,102	$82,914	$55,188	$1,191,973
Gross profit	183,028	210,522	131,260	116,152	54,985	39,342	15,643	695,947
Operating income (loss)	77,788	123,946	51,296	53,726	(24,086)	11,305	(35,391)	282,670

13-Weeks Ended September 26, 2020
Net sales	$328,446	$334,844	$151,112	$165,437	$129,355	$82,659	$46,696	$1,109,194
Gross profit	177,794	223,704	107,927	100,423	58,135	43,319	14,816	667,983
Operating income (loss)	87,083	147,477	28,597	50,482	3,462	18,178	(14,716)	317,101

39-Weeks Ended September 25, 2021
Net sales	$1,063,642	$903,715	$534,886	$678,698	$410,265	$231,587	$178,678	$3,591,206
Gross profit	581,765	590,355	389,376	390,141	166,717	113,567	53,150	2,118,354
Operating income (loss)	268,489	339,031	146,974	205,042	(56,036)	35,388	(91,424)	903,500

39-Weeks Ended September 26, 2020
Net sales	$846,688	$716,146	$465,850	$486,269	$320,215	$196,942	$123,273	$2,835,168
Gross profit	446,936	469,150	338,770	288,103	147,393	98,348	49,045	1,690,352
Operating income (loss)	190,075	262,057	103,483	134,195	(6,837)	25,628	(32,465)	682,973

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 25, 2021 and September 26, 2020. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Americas	$573,331	$521,869	$1,723,415	$1,372,360
EMEA	442,622	407,859	1,330,855	1,042,928
APAC	176,020	179,466	536,936	419,880
Net sales to external customers	$1,191,973	$1,109,194	$3,591,206	$2,835,168

Net property and equipment by geographic region as of September 25, 2021 and September 26, 2020 are presented below.

	Americas	APAC	EMEA	Total
September 25, 2021
Property and equipment, net	$511,182	$344,263	$119,536	$974,981

September 26, 2020
Property and equipment, net	$465,575	$255,656	$92,330	$813,561

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

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Balance - beginning of period	$44,575	$39,293	$42,643	$39,758
Accrual for products sold (1)	13,272	15,613	47,717	47,140
Expenditures	(14,998)	(14,904)	(47,511)	(46,896)
Balance - end of period	$42,849	$40,002	$42,849	$40,002

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘Accrual for products sold’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments, which include purchases of inventory, capital expenditures, advertising, and other services in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of September 25, 2021 was approximately $1,424,000. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within Other assets on the Condensed Consolidated Balance Sheets and totaled $774 and $306 on September 25, 2021 and December 26, 2020, respectively. The total of the Cash and cash equivalents balance and the restricted cash reported within Other assets in the Condensed Consolidated Balance Sheets equals the total Cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows.

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

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 25, 2021. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 25, 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $16,347 in the 13-week period ended September 25, 2021, compared to income tax expense of $23,300 in the 13-week period ended September 26, 2020. The effective tax rate was 5.9% in the third quarter of 2021, compared to 6.9% in the third quarter of 2020. The decrease was primarily due to the impact of return-to-provision adjustments associated with filing the U.S. tax return during the 13-week period ended September 25, 2021 compared to the year-ago quarter.

The Company recorded income tax expense of $101,894 in the first three quarters of 2021, compared to income tax expense of $53,168 in the first three quarters of 2020. The effective tax rate was 11.3% in the first three quarters of 2021, compared to 7.5% in the first three quarters of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the first three quarters of 2021 compared to the first three quarters of 2020.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 25, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$1	$—	$401
Agency securities	Level 2	7,975	—	(43)	7,932
Mortgage-backed securities	Level 2	159,299	707	(625)	159,381
Corporate securities	Level 2	1,051,416	16,021	(5,606)	1,061,831
Municipal securities	Level 2	335,507	2,748	(1,845)	336,410
Other	Level 2	33,436	56	(644)	32,848
Total		$1,588,033	$19,533	$(8,763)	$1,598,803

	Available-For-Sale Securities as of December 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$6	$—	$406
Agency securities	Level 2	5,954	56	—	6,010
Mortgage-backed securities	Level 2	239,445	1,051	(1,923)	238,573
Corporate securities	Level 2	984,696	25,962	(1,637)	1,009,021
Municipal securities	Level 2	214,515	3,644	(223)	217,936
Other	Level 2	47,760	167	(1,056)	46,871
Total		$1,492,770	$30,886	$(4,839)	$1,518,817

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $9,671 as of September 25, 2021, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 25, 2021.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and Other income on the Company’s Condensed Consolidated Statements of Income. Impairment not relating to credit losses is recorded in Other comprehensive income on the Company’s Condensed Consolidated Balance Sheets. The cost of securities sold is based on the specific identification method. Approximately 37% of securities in the Company’s portfolio were at an unrealized loss position as of September 25, 2021.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 25, 2021 and December 26, 2020.

	As of September 25, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	(43)	6,957	—	—	(43)	6,957
Mortgage-backed securities	(103)	14,116	(522)	8,289	(625)	22,405
Corporate securities	(4,400)	377,924	(1,206)	66,783	(5,606)	444,707
Municipal securities	(1,746)	176,509	(99)	15,287	(1,845)	191,796
Other	(341)	15,259	(303)	7,553	(644)	22,812
Total	$(6,633)	$590,765	$(2,130)	$97,912	$(8,763)	$688,677

	As of December 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,849)	85,688	(74)	2,122	(1,923)	87,810
Corporate securities	(1,065)	199,187	(572)	8,625	(1,637)	207,812
Municipal securities	(223)	50,403	—	—	(223)	50,403
Other	(726)	22,600	(330)	3,426	(1,056)	26,026
Total	$(3,863)	$357,878	$(976)	$14,173	$(4,839)	$372,051

As of September 25, 2021 and December 26, 2020, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 25, 2021, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$342,809	$345,214
Due after one year through five years	1,174,790	1,183,662
Due after five years through ten years	67,278	67,038
Due after ten years	3,156	2,889
	$1,588,033	$1,598,803

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 25, 2021:

	13-Weeks Ended September 25, 2021
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$155,342	$11,285	$166,627
Other comprehensive income before reclassification, net of income tax benefit of $588	(8,702)	(3,051)	(11,753)
Amounts reclassified from Accumulated other comprehensive income to Other income, net of income tax expense of $21 included in Income tax provision	—	(118)	(118)
Net current-period other comprehensive income	(8,702)	(3,169)	(11,871)
Balance - end of period	$146,640	$8,116	$154,756

	39-Weeks Ended September 25, 2021
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$162,953	$20,474	$183,427
Other comprehensive income before reclassification, net of income tax benefit of $2,864	(16,313)	(11,900)	(28,213)
Amounts reclassified from Accumulated other comprehensive income to Other income, net of income tax expense of $54 included in Income tax provision	—	(458)	(458)
Net current-period other comprehensive income	(16,313)	(12,358)	(28,671)
Balance - end of period	$146,640	$8,116	$154,756

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

A large majority of the Company’s sales are recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Sales recognized over a period of time are primarily within the auto and outdoor segments and relate to performance obligations that are satisfied over the life of the product or contractual service period. Revenue disaggregated by the timing of transfer of the goods or services is presented in the table below:

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Point in time	$1,132,339	$1,060,718	$3,429,686	$2,696,593
Over time	59,634	48,476	161,520	138,575
Net sales	$1,191,973	$1,109,194	$3,591,206	$2,835,168

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Condensed Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ended September 25, 2021 are presented below:

	39-Weeks Ended
	September 25, 2021
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$136,799	$36,655
Deferrals in period	154,513	11,488
Recognition of deferrals in period	(161,520)	(19,062)
Balance, end of period	$129,792	$29,081

(1) Deferred revenue is comprised of both Deferred revenue and Noncurrent deferred revenue per the Condensed Consolidated Balance Sheets

(2) Deferred costs are comprised of both Deferred costs and Noncurrent deferred costs per the Condensed Consolidated Balance Sheets

Of the $161,520 of deferred revenue recognized in the 39-week period ended September 25, 2021, $68,121 was deferred as of the beginning of the period. Approximately two-thirds of the $129,792 of deferred revenue at the end of the period, September 25, 2021, is recognized ratably over a period of three years or less.

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

Business Environment Update

The COVID-19 pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers. The pandemic had an unfavorable impact on net sales and profitability of our aviation and auto segments during 2020, however, both segments have trended positively during 2021. We believe net sales and profitability of our fitness, outdoor, and marine segments have benefited from a shift in consumer behavior and demand toward the products these segments offer, which has continued during 2021.

Our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints. These factors have been further amplified by the pandemic, and we expect these supply chain challenges to continue through at least the end of calendar year 2021.

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

Results of Operations

The following table sets forth the Company’s results of operations as a percent of net sales during the periods shown (the table may not foot due to rounding):

	13-Weeks Ended		39-Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	100%	100%	100%	100%
Cost of goods sold	42%	40%	41%	40%
Gross profit	58%	60%	59%	60%
Advertising	3%	3%	3%	3%
Selling, general and administrative	14%	13%	14%	15%
Research and development	18%	16%	17%	18%
Total operating expenses	35%	32%	34%	36%
Operating income	24%	29%	25%	24%
Other income (expense)	(1)%	2%	(0)%	1%
Income before income taxes	23%	30%	25%	25%
Income tax provision	1%	2%	3%	2%
Net income	22%	28%	22%	23%

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

Comparison of 13-Weeks ended September 25, 2021 and September 26, 2020

Net Sales

Net Sales	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$342,316	4%	$328,446
Percentage of Total Net Sales	29%		29%
Outdoor	323,856	(3%)	334,844
Percentage of Total Net Sales	27%		30%
Aviation	180,165	19%	151,112
Percentage of Total Net Sales	15%		14%
Marine	207,534	25%	165,437
Percentage of Total Net Sales	17%		15%
Auto	138,102	7%	129,355
Percentage of Total Net Sales	12%		12%
Consumer Auto	82,914	—%	82,659
Percentage of Total Net Sales	7%		8%
Auto OEM	55,188	18%	46,696
Percentage of Total Net Sales	5%		4%
Total	$1,191,973	7%	$1,109,194

Net sales increased 7% for the 13-week period ended September 25, 2021 when compared to the year-ago quarter. Total unit sales in the third quarter of 2021 decreased to 3,798 when compared to total unit sales of 4,041 in the third quarter of 2020, which differs from the increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix at 29% in the third quarter of 2021 compared to 29% in the third quarter of 2020.

The increase in fitness revenue was driven by sales growth in cycling and advanced wearables products. The increase in aviation revenue was driven by contributions from both OEM and aftermarket product categories. Marine revenue increased due to growth across multiple product categories, led by strong demand for our chartplotters. Auto revenue increased due to sales growth in auto OEM programs, while consumer auto revenue was relatively flat. Outdoor revenue decreased primarily due to the timing of product introductions in the prior year.

Gross Profit

Gross Profit	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$183,028	3%	$177,794
Percentage of Segment Net Sales	53%		54%
Outdoor	210,522	(6%)	223,704
Percentage of Segment Net Sales	65%		67%
Aviation	131,260	22%	107,927
Percentage of Segment Net Sales	73%		71%
Marine	116,152	16%	100,423
Percentage of Segment Net Sales	56%		61%
Auto	54,985	(5%)	58,135
Percentage of Segment Net Sales	40%		45%
Consumer Auto	39,342	(9%)	43,319
Percentage of Segment Net Sales	47%		52%
Auto OEM	15,643	6%	14,816
Percentage of Segment Net Sales	28%		32%
Total	$695,947	4%	$667,983
Percentage of Total Net Sales	58%		60%

Gross profit dollars in the third quarter of 2021 increased 4%, primarily due to the increase in net sales compared to the year-ago quarter, as described above. Consolidated gross margin decreased 180 basis points when compared to the year-ago quarter, primarily due to higher freight costs.

The fitness, outdoor, marine, and consumer auto gross margins were adversely impacted by higher freight costs, which were partially offset in the fitness and outdoor segments by a favorable product mix. The aviation gross margin increase was primarily attributable to product mix and lower per-unit manufacturing overhead costs. The auto OEM gross margin decrease was primarily attributable to product mix associated with growth in certain auto OEM programs. This auto OEM product mix and associated lower gross margin trend is generally expected to continue through 2021 and beyond.

Advertising Expense

Advertising	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$15,109	12%	$13,444
Percentage of Segment Net Sales	4%		4%
Outdoor	11,543	(8%)	12,607
Percentage of Segment Net Sales	4%		4%
Aviation	724	42%	511
Percentage of Segment Net Sales	0%		0%
Marine	5,787	40%	4,121
Percentage of Segment Net Sales	3%		2%
Auto	3,542	11%	3,183
Percentage of Segment Net Sales	3%		2%
Consumer Auto	3,489	10%	3,178
Percentage of Segment Net Sales	4%		4%
Auto OEM	53	960%	5
Percentage of Segment Net Sales	0%		0%
Total	$36,705	8%	$33,866
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 8% in absolute dollars. The total absolute dollar increase was primarily attributable to increased media spend.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$52,784	14%	$46,239
Percentage of Segment Net Sales	15%		14%
Outdoor	42,712	15%	37,160
Percentage of Segment Net Sales	13%		11%
Aviation	18,887	-7%	20,225
Percentage of Segment Net Sales	10%		13%
Marine	27,034	21%	22,405
Percentage of Segment Net Sales	13%		14%
Auto	21,098	31%	16,105
Percentage of Segment Net Sales	15%		12%
Consumer Auto	10,272	10%	9,333
Percentage of Segment Net Sales	12%		11%
Auto OEM	10,826	60%	6,772
Percentage of Segment Net Sales	20%		15%
Total	$162,515	14%	$142,134
Percentage of Total Net Sales	14%		13%

Selling, general and administrative expense increased 14% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago quarter. The absolute dollar increase in the third quarter of 2021 was primarily attributable to increased personnel related expenses and information technology costs.

Research and Development Expense

Research & Development	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$37,347	20%	$31,028
Percentage of Segment Net Sales	11%		9%
Outdoor	32,321	22%	26,460
Percentage of Segment Net Sales	10%		8%
Aviation	60,353	3%	58,594
Percentage of Segment Net Sales	33%		39%
Marine	29,605	26%	23,415
Percentage of Segment Net Sales	14%		14%
Auto	54,431	54%	35,385
Percentage of Segment Net Sales	39%		27%
Consumer Auto	14,276	13%	12,630
Percentage of Segment Net Sales	17%		15%
Auto OEM	40,155	76%	22,755
Percentage of Segment Net Sales	73%		49%
Total	$214,057	22%	$174,882
Percentage of Total Net Sales	18%		16%

Research and development expense as a percent of revenue increased 220 basis points when compared to the year-ago quarter and increased 22% in absolute dollars. The fitness, outdoor, and marine increases in absolute dollars and as a percent of revenue were primarily due to higher engineering personnel costs. The auto increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs related to investments in certain auto OEM programs and a lower proportion of such costs being contractually reimbursable. The aviation decrease as a percent of revenue was primarily due to the increase in sales, as described above, and greater leverage of expenses.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 25, 2021	Year-over-Year Change	13-Weeks Ended September 26, 2020
Fitness	$77,788	(11%)	$87,083
Percentage of Segment Net Sales	23%		27%
Outdoor	123,946	(16%)	147,477
Percentage of Segment Net Sales	38%		44%
Aviation	51,296	79%	28,597
Percentage of Segment Net Sales	28%		19%
Marine	53,726	6%	50,482
Percentage of Segment Net Sales	26%		31%
Auto	(24,086)	(796%)	3,462
Percentage of Segment Net Sales	(17%)		3%
Consumer Auto	11,305	(38%)	18,178
Percentage of Segment Net Sales	14%		22%
Auto OEM	(35,391)	140%	(14,716)
Percentage of Segment Net Sales	(64%)		(32%)
Total	$282,670	(11%)	$317,101
Percentage of Total Net Sales	24%		29%

Operating income decreased 11% in absolute dollars and decreased 490 basis points as a percent of revenue when compared to the year-ago quarter. This decrease was due to lower gross margin and higher operating expenses as a percent of revenue, as described above. Auto OEM experienced an operating loss in the current quarter, and we expect this trend to continue through 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 25, 2021	13-Weeks Ended September 26, 2020
Interest income	$6,897	$7,777
Foreign currency (losses) gains	(15,014)	10,113
Other income	833	1,726
Total	$(7,284)	$19,616

The average return on cash and investments, including interest and capital gain/loss returns during the third quarter of 2021 was 0.9% compared to 1.3% during the same quarter of 2020. Interest income decreased primarily due to lower yields on fixed-income securities.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Chinese Yuan, Japanese Yen, and Polish Zloty. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $15.0 million currency loss recognized in the third quarter of 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Australian Dollar, and British Pound Sterling and weakening against the Taiwan Dollar within the 13-week period ended September 25, 2021. During this period, the U.S. Dollar strengthened 1.8% against the Euro, 3.6% against the Polish Zloty, 3.8% against the Australian Dollar, and 1.4% against the British Pound Sterling, resulting in losses of $4.1 million, $3.0 million, $1.4 million, and $0.9 million, respectively, while the U.S. Dollar weakened 0.6% against the Taiwan Dollar, resulting in a loss of $2.7 million. The remaining net currency loss of $2.9 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $10.1 million currency gain recognized in the third quarter of 2020 was primarily due to the U.S. Dollar weakening against the Euro and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar within the 13-week period ended September 26, 2020. During this period, the U.S. Dollar weakened 3.7% against the Euro and 3.3% against the British Pound Sterling, resulting in gains of $11.0 million and $1.8 million, respectively, while the U.S. Dollar weakened 0.8% against the Taiwan Dollar, resulting in a loss of $4.3 million. The remaining net currency gain of $1.6 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $16.3 million in the 13-week period ended September 25, 2021, compared to income tax expense of $23.3 million in the 13-week period ended September 26, 2020. The effective tax rate was 5.9% in the third quarter of 2021, compared to 6.9% in the third quarter of 2020. The decrease was primarily due to the impact of return-to-provision adjustments associated with filing the U.S. tax return during the 13-week period ended September 25, 2021 compared to the year-ago quarter.

Net Income

As a result of the above, net income for the 13-week period ended September 25, 2021 was $259.0 million compared to $313.4 million for the 13-week period ended September 26, 2020, a decrease of $54.4 million.

Comparison of 39-Weeks ended September 25, 2021 and September 26, 2020

Net Sales

Net Sales	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$1,063,642	26%	$846,688
Percentage of Total Net Sales	30%		30%
Outdoor	903,715	26%	716,146
Percentage of Total Net Sales	25%		25%
Aviation	534,886	15%	465,850
Percentage of Total Net Sales	15%		17%
Marine	678,698	40%	486,269
Percentage of Total Net Sales	19%		17%
Auto	410,265	28%	320,215
Percentage of Total Net Sales	11%		11%
Consumer Auto	231,587	18%	196,942
Percentage of Total Net Sales	6%		7%
Auto OEM	178,678	45%	123,273
Percentage of Total Net Sales	5%		4%
Total	$3,591,206	27%	$2,835,168

Net sales increased 27% for the 39-week period ended September 25, 2021 when compared to the year-ago period. Net sales of most segments were adversely impacted by the COVID-19 pandemic for part of the prior year period, and therefore a portion of the year-over-year growth is attributable to the relatively low prior year comparable. We believe our fitness, outdoor, and marine segments have since benefited from a shift in consumer behavior and demand, which has continued during 2021, and our aviation and auto segments have trended positively during 2021.

The increase in fitness revenue was driven by sales growth in cycling and advanced wearables products. Outdoor revenue increased due to sales growth in multiple product categories, led by strong demand for our adventure watches. The increase in aviation revenue was driven by contributions from both OEM and aftermarket product categories. Marine revenue increased due to growth across all categories, led by strong demand for our chartplotters. Auto revenue increased due to sales growth in auto OEM programs and consumer auto specialty product categories.

Total unit sales in the first three quarters of 2021 increased to 11,564 when compared to total unit sales of 10,066 in the first three quarters of 2020, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix at 30% in the first three quarters of 2021 compared to 30% in the first three quarters of 2020.

Gross Profit

Gross Profit	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$581,765	30%	$446,936
Percentage of Segment Net Sales	55%		53%
Outdoor	590,355	26%	469,150
Percentage of Segment Net Sales	65%		66%
Aviation	389,376	15%	338,770
Percentage of Segment Net Sales	73%		73%
Marine	390,141	35%	288,103
Percentage of Segment Net Sales	57%		59%
Auto	166,717	13%	147,393
Percentage of Segment Net Sales	41%		46%
Consumer Auto	113,567	15%	98,348
Percentage of Segment Net Sales	49%		50%
Auto OEM	53,150	8%	49,045
Percentage of Segment Net Sales	30%		40%
Total	$2,118,354	25%	$1,690,352
Percentage of Total Net Sales	59%		60%

Gross profit dollars in the first three quarters of 2021 increased 25%, primarily due to the increase in net sales compared to the year-ago period, as described above. Consolidated gross margin decreased 60 basis points when compared to the year-ago period, primarily due to higher freight costs.

The fitness gross margin increase was primarily attributable to product mix, partially offset by higher freight costs. The marine gross margin decrease was primarily due to higher freight costs. The auto OEM gross margin decrease was primarily attributable to product mix associated with growth in certain auto OEM programs. This auto OEM product mix and associated lower gross margin trend is generally expected to continue through 2021 and beyond.

Advertising Expense

Advertising	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$47,808	30%	$36,802
Percentage of Segment Net Sales	4%		4%
Outdoor	32,684	17%	28,006
Percentage of Segment Net Sales	4%		4%
Aviation	2,807	21%	2,313
Percentage of Segment Net Sales	1%		0%
Marine	18,547	18%	15,733
Percentage of Segment Net Sales	3%		3%
Auto	8,859	23%	7,177
Percentage of Segment Net Sales	2%		2%
Consumer Auto	8,795	26%	6,988
Percentage of Segment Net Sales	4%		4%
Auto OEM	64	(66%)	189
Percentage of Segment Net Sales	0%		0%
Total	$110,705	23%	$90,031
Percentage of Total Net Sales	3%		3%

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago period and increased 23% in absolute dollars. The total absolute dollar increase was primarily attributable to increased media and cooperative spend.

Selling, General and Administrative Expense

Selling, General & Admin. Expenses	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$159,947	22%	$131,540
Percentage of Segment Net Sales	15%		16%
Outdoor	125,378	23%	102,232
Percentage of Segment Net Sales	14%		14%
Aviation	57,165	-1%	57,871
Percentage of Segment Net Sales	11%		12%
Marine	83,036	18%	70,437
Percentage of Segment Net Sales	12%		14%
Auto	60,370	23%	49,255
Percentage of Segment Net Sales	15%		15%
Consumer Auto	29,231	(4%)	30,334
Percentage of Segment Net Sales	13%		15%
Auto OEM	31,139	65%	18,921
Percentage of Segment Net Sales	17%		15%
Total	$485,896	18%	$411,335
Percentage of Total Net Sales	14%		15%

Selling, general and administrative expense increased 18% in absolute dollars and was 100 basis points lower as a percent of revenue compared to the year-ago period. The absolute dollar increase in the first three quarters of 2021 was primarily attributable to increased personnel related expenses and information technology costs, and the decrease as a percent of revenue was primarily due to greater leverage of operating costs.

Research and Development Expense

Research & Development	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$105,521	19%	$88,519
Percentage of Segment Net Sales	10%		10%
Outdoor	93,262	21%	76,855
Percentage of Segment Net Sales	10%		11%
Aviation	182,430	4%	175,103
Percentage of Segment Net Sales	34%		38%
Marine	83,516	23%	67,738
Percentage of Segment Net Sales	12%		14%
Auto	153,524	57%	97,798
Percentage of Segment Net Sales	37%		31%
Consumer Auto	40,153	13%	35,398
Percentage of Segment Net Sales	17%		18%
Auto OEM	113,371	82%	62,400
Percentage of Segment Net Sales	63%		51%
Total	$618,253	22%	$506,013
Percentage of Total Net Sales	17%		18%

Research and development expense as a percent of revenue was relatively flat when compared to the year-ago period and increased 22% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs across all of our operating segments. The auto increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs related to investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable.

Operating Income

Operating Income	39-Weeks Ended September 25, 2021	Year-over-Year Change	39-Weeks Ended September 26, 2020
Fitness	$268,489	41%	$190,075
Percentage of Segment Net Sales	25%		22%
Outdoor	339,031	29%	262,057
Percentage of Segment Net Sales	38%		37%
Aviation	146,974	42%	103,483
Percentage of Segment Net Sales	27%		22%
Marine	205,042	53%	134,195
Percentage of Segment Net Sales	30%		28%
Auto	(56,036)	720%	(6,837)
Percentage of Segment Net Sales	(14%)		(2%)
Consumer Auto	35,388	38%	25,628
Percentage of Segment Net Sales	15%		13%
Auto OEM	(91,424)	182%	(32,465)
Percentage of Segment Net Sales	(51%)		(26%)
Total	$903,500	32%	$682,973
Percentage of Total Net Sales	25%		24%

Operating income increased 32% in absolute dollars and increased 110 basis points as a percent of revenue when compared to the year-ago period. This increase was due to revenue growth and lower operating expenses as a percent of revenue, as described above. Auto OEM experienced an operating loss in the current quarter, and we expect this trend to continue through 2021, primarily due to a lower gross margin and increased expense associated with certain programs, as described above.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 25, 2021	39-Weeks Ended September 26, 2020
Interest income	$21,568	$30,258
Foreign currency losses	(30,621)	(9,802)
Other Income	3,511	8,515
Total	$(5,542)	$28,971

The average returns on cash and investments, including interest and capital gain/loss returns, during the 39-week periods ended September 25, 2021 and September 26, 2020 was 1.0% and 1.6%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Chinese Yuan, Japanese Yen, and Polish Zloty. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $30.6 million currency loss recognized in the 39-week period ended September 25, 2021 was primarily due to the U.S. Dollar strengthening against the Euro and Polish Zloty and weakening against the Taiwan Dollar within the 39-week period ended September 25, 2021. During this period, the U.S. Dollar strengthened 4.0% against the Euro and 5.9% against the Polish Zloty, resulting in losses of $13.9 million and $3.8 million, respectively, while the U.S. Dollar weakened 1.4% against the Taiwan Dollar, resulting in a loss of $7.4 million. The remaining net currency loss of $5.5 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

The $9.8 million currency loss recognized in the 39-week period ended September 26, 2020 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar, partially offset by the U.S. Dollar weakening against the Euro within the 39-week period ended September 26, 2020. During this period, the U.S. Dollar weakened 2.9% against the Taiwan Dollar, resulting in a loss of $13.0 million, while the U.S. Dollar weakened 4.1% against the Euro, resulting in a gain of $9.0 million. The remaining net currency loss of $5.8 million was related to the timing of transactions and impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $101.9 million in the first three quarters of 2021 compared to income tax expense of $53.2 million in the first three quarters of 2020. The effective tax rate was 11.3% in the first three quarters of 2021, compared to 7.5% in the first three quarters of 2020. The increase was primarily due to a decrease in uncertain tax position reserves released in the first three quarters of 2021 compared to the first three quarters of 2020.

Net Income

As a result of the above, net income for the 39-week period ended September 25, 2021 was $796.1 million compared to $658.8 million for the 39-week period ended September 26, 2020, an increase of $137.3 million.

Liquidity and Capital Resources

As of September 25, 2021, we had approximately $3.2 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2021 and 2020 were approximately 0.9% and 1.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Operating Activities

	39-Weeks Ended	39-Weeks Ended
	September 25, 2021	September 26, 2020
Net cash provided by operating activities	$843,465	$699,449

The $144.0 million increase in cash provided by operating activities during the first three quarters of 2021 compared to the first three quarters of 2020 was due to an increase in net income of $137.3 million and an increase in other non-cash adjustments to net income of $55.6 million. These increases were partially offset by an increase in cash used in working capital of $48.9 million (which included an increase of $301.3 million in cash paid for inventory and an increase of $14.1 million in net cash used in other activities, partially offset by an increase of $137.6 million in net receipts of accounts receivable, a decrease of $69.5 million net cash used in accounts payable, and a decrease of $59.4 million in net cash used for income taxes).

Investing Activities

	39-Weeks Ended	39-Weeks Ended
	September 25, 2021	September 26, 2020
Net cash used in investing activities	$(311,706)	$(179,331)

The $132.4 million increase in cash used in investing activities during the first three quarters of 2021 compared to the first three quarters of 2020 was primarily due to an increase in net purchases of marketable securities of $212.5 million and an increase in net purchases of property and equipment of $52.8 million, partially offset by a decrease in cash payments for acquisitions of $132.8 million.

Financing Activities

	39-Weeks Ended	39-Weeks Ended
	September 25, 2021	September 26, 2020
Net cash used in financing activities	$(344,505)	$(331,847)

The $12.7 million increase in cash used in financing activities during the first three quarters of 2021 compared to the first three quarters of 2020 was due to an increase in dividend payments of $28.6 million and an increase in purchases of treasury stock related to equity awards of $4.6 million, partially offset by an increase in proceeds from the issuance of treasury stock of $20.5 million.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 25, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. There have been no material changes during the 13-week and 39-week periods ended September 25, 2021 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 25, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 25, 2021 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 25, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is an amended and restated version of a risk factor included in Part II, Item 1A, "Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 26, 2021, and supplemental to the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2020:

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

Our supply chain has been and may continue to be adversely impacted by the COVID-19 pandemic. We have experienced delays in procuring and may be unable to procure certain components from our suppliers, and the cost of procuring certain components has increased and could continue to increase. We have faced logistics constraints and higher freight costs, the scope and severity of which may intensify. Reduced demand for certain of our products has resulted in, and may continue to result in, reduced utilization of certain of our manufacturing facilities and higher per-unit costs for certain products. Certain of our manufacturing facilities have experienced and may in the future experience inopportune temporary closures or reduced hours, which could adversely affect the costs incurred to produce our products and our ability to meet demand.

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

Dated: October 27, 2021