Form 10-K
period 2021-12-25
GARMIN LTD
filed 2022-02-16
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

or

[☐]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41118

GARMIN LTD.

(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)
Mühlentalstrasse 2 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, CHF 0.10 Per Share Par Value	GRMN	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

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

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 26, 2021 (based on the closing price of the registrant's common shares on the Nasdaq Stock Market for June 25, 2021) was approximately $21,920,000,000.

Number of shares outstanding of the registrant’s common shares as of February 11, 2022:

Registered Shares, CHF 0.10 par value – 192,787,080 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed no later than 120 days after December 25, 2021.	Part III

Garmin Ltd.

2021 Form 10-K Annual Report

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

Part I

Item 1. Business

Company Overview

For more than 30 years, Garmin Ltd. and subsidiaries (collectively, the “Company” or “Garmin”) have pioneered new wireless devices, many of which feature location technology such as Global Positioning System (GPS), and applications that are designed for people who live an active lifestyle. Garmin serves five primary markets, fitness, outdoor, aviation, marine, and auto, and we design, develop, manufacture, market, and distribute a diverse family of hand-held, wearable, portable, and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products for these markets. Since the inception of its business, Garmin has delivered over 251 million products, which included more than 16 million products delivered during fiscal 2021.

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

This discussion of Garmin should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1.

Products

Garmin offers a broad range of solutions across its reported segments as outlined below. In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and ergonomics.

Many of the Company’s products utilize Global Positioning System (GPS) and other global navigation satellite systems (GNSS) receivers to support product features such as navigation, global positioning, and tracking. GPS is a United States owned satellite network constellation that supports global positioning, communication, and navigation, providing precise geographic location and related data to both commercial and government GPS receivers. Access to and use of the GPS systems commercial signal bands is provided free of charge.

In addition to GPS, Garmin products utilize other global navigation satellite systems (GNSS) including the Russian Global Navigation Satellite System (GLONASS), the European Union Galileo system (Galileo), and the Chinese BeiDou Navigation Satellite System (BDS), and satellite based augmentation systems (SBAS) including the U.S. Wide Area Augmentation System (WAAS), the Japanese MTSAT-based Satellite Augmentation System (MSAS) and Quasi-Zenith Satellite System (QZSS), and the European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service.

Some of Garmin’s products utilize a combination of global navigation satellite systems to improve navigational fix, which results in improved accuracy.

On a subscription basis, certain Garmin products offer access to private satellite networks such as the Iridium satellite network, a synchronized constellation of 66 low Earth orbit (LEO) satellites offering global data communication coverage. Iridium’s use of this constellation gives it the ability to span the entire globe, offering 100 percent coverage worldwide to enable reliable satellite-based communication.

Fitness

Garmin offers a broad range of products designed for use in health, wellness, and fitness activities. Garmin currently offers the following product categories within the Fitness segment to consumers around the world:

•
Running and Multi-sport Watches: Garmin running and multi-sport watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on the model, features include wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, mapping capabilities, LTE Connectivity, and Garmin Pay™ contactless payment.

•
Cycling Products: Garmin cycling products include cycling computers, power meters, bike radars, and smart lights. Additionally, Garmin offers Tacx® indoor training equipment including smart and basic trainers, and a smart bike.

•
Activity Tracking and Smartwatch Devices: Garmin offers a wide range of activity tracking devices and smartwatch devices. The Garmin product offerings include activity tracking fitness bands, GPS-enabled smartwatches, and fashion-forward hybrid smartwatches with analog style displays. The activity tracking and smartwatch devices offered by Garmin are the vívomove® series, vívoactive® series, vívosmart® series, vívofit® series, Venu® series, and Lily™ series. Each series of activity tracking and smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the activity tracking and smartwatch devices, depending on the series and model, include Garmin Pay, music storage capabilities, and 24/7 health monitoring.

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

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•
Adventure Watches: Garmin adventure watches include the fēnix® series, Instinct® series, tactix® series, the Enduro™ series, the Descent™ series, and the MARQ® collection. The fēnix series offers premium multisport smartwatches with features such as wrist-based biometrics, music storage capabilities, preloaded full-color purpose-built adventure mapping of topography, ski resorts, and golf courses, Garmin Pay™, and solar charging, depending on model. The Instinct series offers a rugged and reliable outdoor GPS smartwatch with built-in sports apps, heart rate sensor, smart connectivity, wellness data, and solar charging, depending on model. The tactix series provides preloaded full-color topographical maps and tactical-inspired features. The Enduro™ series offers a Power Glass™ solar charging lens that extends battery life and advanced training features for extreme endurance athletes. The Descent series are watch style dive computers that offer divers GPS navigation, multiple dive modes, support for up to six gasses, as well as integrated air pressure monitoring. The MARQ series is a collection of luxury smart tool watches with premium materials and features unique to each watch.

•
Outdoor Handhelds: Garmin offers outdoor handhelds under the Rino®, Montana®, eTrex®, GPSMAP®, Foretrex®, and inReach® product lines. Handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication and other features. Each series of products is designed to serve unique niche markets. Handhelds with inReach include global satellite technology which, when combined with an active service plan, offers 2-way text messaging, S.O.S. capabilities and weather forecasts while anywhere in the world.

•
Golf Devices and Mobile App: Garmin golf devices are offered under the Approach® product line. The Approach series includes handhelds, wearables, club sensors, launch monitors, golf simulators, and laser ranging devices. Over 42,000 preloaded worldwide golf courses are available to be utilized on certain Garmin golf devices. Handheld and wearable golf devices provide yardage distances to the front, back, and middle of the green. In addition to course maps, the Approach R10 portable launch monitor utilizes radar to provide swing metrics including estimated carry and roll, club head speed, ball speed, smash factor, and swing tempo, as well as the ability to play a simulated round of any of our 42,000 worldwide mapped courses when paired with the Garmin Golf™ mobile app. The mobile app also offers scoring, shot tracking, and performance tracking features, in addition to the Home Tee Hero virtual round simulator for subscribers.

•
Dog Tracking and Training Devices: Garmin offers a variety of dog tracking and training devices, including those under the Alpha®, PRO, BarkLimiter™, and Delta® product lines.

Aviation

Garmin designs, manufactures, and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into original equipment manufacturer (OEM) applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

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

Garmin also provides innovative products and software-as-a-service solutions to other growth markets such as commercial air-carrier, military and defense, electric aircraft, and Advanced Air Mobility / eVTOL. By offering products such as Commercial Off-The-Shelf (COTS) and mission-optimized solutions to military and defense contractors/customers, and products tested and optimized for high duty cycle commercial aviation operations, Garmin is emerging as a strong competitor in these rapidly evolving business spaces.

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

•
Electronic Flight Displays and Instrumentation: Garmin flight display and instrument solutions can serve as primary or back-up systems, which also provide a wealth of valuable information in the cockpit, dramatically increasing situational awareness and capability.

•
Navigation and Communication Products: Garmin offers a wide range of integrated and stand-alone GPS navigation and very high frequency (VHF) radio communication products, with a variety of capabilities, available for all market segments.

•
Automatic Flight Control Systems and Safety-Enhancing Technologies: Garmin offers scalable flight control systems with unique integrated safety features for aircraft and rotorcraft. Our Autopilots, and Autonomí™ safety-enhancing solutions cover a wide spectrum of aircraft, from large-cabin business jets and helicopters, to light general aviation aircraft. Garmin’s award-winning Autoland system will autonomously land the aircraft in the event the pilot is not able to do so, and Smart Glide™ will assist a pilot to get to the nearest airport in the event of the loss of engine power. We also offer an innovative smart rudder bias system that can help the pilot maintain control of a twin-engine aircraft in the event of an engine failure.

•
Audio Control Systems: Garmin produces a broad array of cutting-edge audio systems, including panel-mount and remote-mounted units, incorporating features such as Bluetooth connectivity, voice command technology, and integrated intercoms.

•
Engine Indication Systems: Garmin offers a variety of advanced engine indication systems for piston and turbine-powered aircraft with comprehensive data-logging capabilities as well as wireless data offloading, cloud storage and analysis capability through our flyGarmin.com online services portal.

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

•
Services: Garmin offers a variety of services products to the aviation market. Web and mobile app-based products offered via FltPlan.com and our Garmin Pilot™ electronic flight bag application, help pilots plan, file, fly, and log flights and offer a wealth of information across all phases of flight. Business and commercial aviation customers also benefit from our safety management system, runway analysis and performance data, weight and balance, obstacle clearance, load planning, and navigation database solutions. Garmin continues to provide industry-leading product support, and offers a wide selection of databases, training products, extended warranties, and subscription services for all aviation segments.

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

•
Fishfinders: Garmin offers an advanced line of fishfinders, the Striker™ series, which incorporates GPS technology enabling Garmin Quickdraw™ Contours, and wireless features through the ActiveCaptain and StrikerCast mobile apps.

•
SONAR: Garmin also offers the Panoptix™ all seeing sonar smart transducer line. Panoptix LiveScope™ provides real-time, high-resolution images that can be seen in downward, perspective, and forward-looking views for locating the fish and seeing what is coming before you get there. The Panoptix line also offers detailed 3D underwater views of fish and structure under your boat. Garmin’s CHIRP “black-box” sounders and “smart transducers” interface with Garmin MFDs to enhance their utility by providing the deep-water sounders and fishfinder functions in a remote mounted package.

•
Autopilot Systems: Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats. The systems incorporate such features as Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, remote steering and speed control, and enhanced integration with Volvo Penta and Yamaha propulsion systems. Garmin has also introduced steer-by-wire autopilot capabilities for various types and manufacturers’ steering systems.

•
RADAR: Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption and increasing reliability, while greatly improving situational awareness of the captain. Fantom radars are available in both radome and open array radar products with compatibility to any network-compatible Garmin chartplotter. Garmin also offers a full line of magnetron radars up to 25kW of transmit power.

•
Instruments: Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays and sensors that show data from multiple remote sources on one screen.

•
VHF Communication Radios: Garmin offers a full line-up of marine VHF radios and Automatic Identification System (AIS) transceivers with the latest feature sets including integrated GPS receivers for the communication needs of all types of mariners. Garmin radios are NMEA 2000 compatible and offer multi-station support, and monitor all AIS channels.

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

•
Sailing: Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These Garmin SailAssist™ features include enhanced wind rose with true and apparent wind data, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

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

•
Trolling Motors: Garmin offers the Force® Trolling Motor, a powerful, efficient scissor-lift style trolling motor with built-in CHIRP and Ultra High-Definition ClearVü™ and SideVü™ sonar. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

Auto

Garmin designs and develops products for use in the auto market that are offered to customers around the world.

Consumer Auto

•
Personal Navigation Devices (PNDs): Garmin is a leading manufacturer of PNDs, which include specialized features dedicated to the following vehicle and driver needs:

•
Auto: The Drive series offers traditional PNDs for a wide range of consumers.

•
Motorcycle: The zūmo® series offers motorcycle-specific features.

•
Truck: The dēzl™ series offers over-the-road trucking features.

•
RV: The RV series offers features specific to the RV enthusiast.

•
Offroad: Overlander® and Tread® are rugged, all-terrain navigators with mapping specific for off-road guidance.

•
Motorsports: The Garmin Catalyst™ is an industry-first racing coach and driving performance optimizer.

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

Sales and Marketing

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for our products while maintaining high quality standards to ensure end-user satisfaction. Our products are sold through a large worldwide network of independent retailers, online retailers, dealers, distributors, our own online webshop (garmin.com), installation and repair shops, as well as through original equipment manufacturers (OEMs). Marketing support is provided geographically from Garmin’s offices around the world.

Amazon.com, Inc. and its affiliates (Amazon), a customer of our fitness, outdoor, marine, and consumer auto segments, accounted for approximately 10% of our consolidated net sales in the fiscal year ended December 25, 2021. No other customer accounted for 10% or more of Garmin’s consolidated net sales in fiscal 2021. None of the Company’s customers accounted for 10% or more of consolidated net sales in the years ended December 26, 2020, and December 28, 2019.

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

Garmin believes that its principal competitors for fitness products are Amazon, Apple, Bryton, Coros, Elite, Fitbit (Google), Huawei, Polar, Samsung, Suunto, Wahoo Fitness, Whoop, Xiaomi, and Zepp Health. Garmin believes that its principal competitors for outdoor product lines are Casio, Coros, Dogtra, Globalstar, Shearwater Research, SportDOG, Suunto, TAG Heuer, Tissot, Trackman, Vista Outdoor, and Zoleo. Garmin considers its principal avionics competitors to be Aspen Avionics, CMC Electronics, Dynon Avionics, ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., L-3 Avionics Systems, Collins Aerospace, Safran, Thales, and Universal Avionics Systems Corporation. For marine products, Garmin believes that its principal competitors are Furuno, Johnson Outdoors, Navico, and Raymarine. Garmin believes that its principal competitors for consumer automotive products are Rand McNally and TomTom. Garmin believes that its principal competitors for auto OEM infotainment solutions are Alpine Electronics, Aptiv, Bosch, Continental, Harman International Industries, the Mitsubishi Group, and Panasonic Corporation.

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

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli, LinKou, and Xinshi, its China facility in Yangzhou, its Netherlands facility in Oegstgeest, its Poland facility in Wroclaw, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its ownership and operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

Specifically, Garmin believes that the vertical integration of its manufacturing capabilities provides advantages to product cost, quality, and time to market.

Cost: Garmin’s manufacturing resources rapidly and iteratively prototype designs, concepts, products and processes, achieving higher efficiency and resulting in lower cost. Garmin’s vertical integration approach enables leveraging of manufacturing resources across high, mid, and low volume products. Sharing of these resources across product lines favorably affects Garmin’s costs to produce its range of products, with lower volume products realizing the economies of scale of higher volume products. The ownership and integration of its resources allows Garmin to optimize the design for manufacturing of its products, yielding improved cost.

Quality: Garmin’s automation and advanced production processes provide in-service robustness and consistent reliability standards that enable Garmin to maintain strict process and quality control of the products manufactured, thereby improving the overall quality of our products. Additionally, the immediate feedback throughout the manufacturing processes is shared with the development teams, providing integrated continuous improvement throughout design and supply chain.

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China, and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization (ISO). Garmin’s automotive operations in Taiwan, China, U.K., and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe, Kansas and Salem, Oregon aviation operations in the U.S. have achieved certification to AS9100, a quality standard for the aviation industry. Garmin has also implemented multiple health and safety management systems and achieved certification to the ISO 45001 standard for Health and Safety Management at facilities in the U.S., Taiwan, and China.

Time to Market: Garmin uses multi-disciplinary teams of design engineers, process engineers, and supply chain specialists to develop products, allowing them to quickly move from concept to manufacturing. This integrated ownership provides inherent flexibility to enable faster time to market.

Materials

Garmin purchases components from a large number of qualified suppliers. Although many components essential to Garmin’s business are generally available from multiple sources, certain key components are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks. For these components, we have limited near-term flexibility to use other suppliers if a current vendor becomes unavailable or is unable to meet our requirements. While extended disruptions at these suppliers could impact our ability to meet customer demand due to component shortages or increased lead times, or cause us to incur higher product costs, we believe these potential disruptions would not disproportionately disadvantage us relative to our competitors.

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter due to increased demand during the spring and summer season. Sales of consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.

As of January 4, 2022, Garmin has been issued over 1,700 patents throughout the world and holds more than 1,000 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Many of Garmin's products are subject to laws relating to the chemical and material composition of our products and their energy efficiency. Garmin is also subject to extended producer responsibility laws and regulations requiring manufacturers to be responsible for collection, recovery, and recycling of wastes from certain electronic products. Historically, compliance with environmental laws has not had a material impact on our profitability. We have processes to monitor environmental law changes and to evaluate the potential impact of such laws to our business, but the impact of future enactment of environmental laws cannot yet be fully determined and could be substantial.

Garmin has a global environmental policy and is committed to working to protect the environment throughout various aspects of our business. Garmin has implemented multiple environmental management systems and achieved certification to the ISO 14001 standard for Environmental Management at facilities in the U.S., U.K., Taiwan, and China.

Garmin strives to reduce our environmental impact by increasing our environmental sustainability efforts. Garmin is committed to reducing greenhouse gas emissions through direct carbon emissions reduction and elimination strategies. Garmin has several locations that utilize renewable electricity, including facilities in Olathe, Kansas. Garmin also has made efforts to reduce waste and increase recycling and composting.

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

As of December 25, 2021, the Company had approximately 18,700 full and part-time employees worldwide, of whom approximately 6,400 were in the Americas region, 9,700 were in APAC (Asia Pacific and Australian Continent), and 2,600 were in EMEA (Europe, the Middle East, and Africa). Garmin’s vertical integration model enables us to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 5,300 people worldwide as of December 25, 2021. Garmin’s manufacturing staff, which numbered approximately 8,200 people worldwide as of December 25, 2021, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

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

We offer a range of generous benefits to our employees that enable us to attract and retain leading talent. In addition to salaries, these programs (which vary by country/region) include stock awards, retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. We also invest significant resources in our talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Employee Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

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

Risks Related to the Company

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, overall demand for our products could decrease to the extent that lost sales and profits are not entirely offset.

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

If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be materially adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future challenges related to new products, whether due to product development delays, manufacturing delays, supply chain constraints, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

If we are unable to compete effectively with existing or new competitors, the associated loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and will likely continue to have, significant impacts on our business. The COVID-19 pandemic continues to rapidly evolve, creating disruption and uncertainty around the world, which has resulted in, and we expect will continue to result in, a change in overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, evolving variants of the virus that causes COVID-19 and the efficacy of vaccines against those variants, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding the distribution and uptake of vaccines, the impact of employees who are unable to work due to quarantine requirements or who decline to adhere to government-mandated vaccination or testing requirements, along with the effectiveness of our response, that may materially impact our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and may continue to be, affected in several ways during the COVID-19 pandemic. Some consumers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, the cancellation of trade shows and other events that are otherwise important in the marketing and sale of our products, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions. Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand. The adverse impacts of the pandemic have created economic stress in the global marketplace, periods of high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty. These conditions have affected and are expected to continue to affect the willingness or ability of some customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed. We have also experienced increased demand for certain of our products during the COVID-19 pandemic as consumer behavior and demand shifted toward products offered by our fitness, outdoor, and marine segments, and our aviation and auto segments have trended positively subsequent to the initial declines in those segments. It is not yet known whether certain of these behaviors and demand will persist, and there has been a decline in the demand for certain of these products and may be a decline in demand for others as people return to pre-pandemic lifestyles.

Our supply chain has been and may continue to be adversely impacted by the COVID-19 pandemic. We have experienced delays in procuring and may continue to be unable to procure certain components from our suppliers, and the cost of procuring certain components has increased and could continue to increase. We have faced logistics constraints and higher freight costs, the scope and severity of which may intensify. Reduced demand for certain of our products has resulted in, and may continue to result in, reduced utilization of certain of our manufacturing facilities and higher per-unit costs for certain products. Certain of our manufacturing facilities have experienced and may in the future experience inopportune temporary closures or reduced hours, which could adversely affect the costs incurred to produce our products and our ability to meet demand.

The COVID-19 pandemic has had and will continue to have several other operational impacts on our business, which has and may continue to include employees working remotely, temporarily ceasing operations in some offices due to government restrictions, business travel restrictions, and the cancellation of events that are otherwise important in the development, marketing and sale of our products. These changes in our business operations may result in reduced efficiency and lower productivity. We have incurred and may continue to incur increased costs as we provide additional benefits to assist our employees during the COVID-19 pandemic and provide a safe and healthy workplace for employees who continue to work in our facilities. Similar operational and financial hardships on our business partners may result in aged or uncollectable receivables, and the reduced demand for certain of our products could result in obsolescence of certain inventory. If the economy experiences a sustained downturn of significant proportion that impacts portions of our business, we may also need to incur the costs and organizational impacts of personnel restructuring.

Additional risks and impacts including gross margin fluctuation, foreign currency fluctuations, product development challenges, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of the COVID-19 pandemic and evolving variants of the virus that causes COVID-19. There are further unknown risks and impacts due to the uncertainty and rapidly evolving nature of the pandemic including, but not limited to, uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenue and profits.

We have experienced annual growth in sales and profits in our outdoor and fitness segments, which have benefited from increased sales of wearable devices. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition or operating results could be materially adversely affected.

We depend on third party suppliers and licensors, some of which are sole source, for technology and components used in our products. Our production and business would be seriously harmed if these suppliers or licensors are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors and electroluminescent panels, liquid crystal displays, memory chips, batteries and microprocessors. The availability of high-quality components at reasonable cost is essential to the successful production and sale of our products. Some components we use are from sole source suppliers.

We have and may continue to experience shortages of certain components as well as delays in procuring certain components. In addition, a shortage in supply of components may result in an increase of the costs of procuring these components. If suppliers are unable to meet our demand for components on a timely basis or if we are unable to obtain components from an alternative source, or if the price of alternative components is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

Our products are also dependent on certain licensed technology and content. If we are unable to continue sourcing such technology and content from our licensors and are unable to obtain an alternative source, or if our relationships with our licensors change detrimentally, our ability to provide certain features in our products would be seriously harmed.

We expect to make significant investments in the auto OEM operating segment for the foreseeable future, which would continue to negatively impact total Company profits and may negatively impact shareholder value if the operating segment fails to become profitable.

We have been awarded several tier-one and tier-two auto OEM supplier contracts. To fulfill the associated program commitments, we are investing significantly in facilities, research and development, and other operating expenses and expect to continue doing so in the coming years. Gross margins associated with these auto OEM programs will negatively impact consolidated gross margin as auto OEM revenue increases as a percentage of consolidated revenue. If we are not successful in winning additional contracts and substantially leveraging our investments, operating losses in the auto OEM segment will continue to negatively impact total Company profits and may negatively impact shareholder value. We may incur substantial restructuring costs if we are unable to generate profits from auto OEM contracts.

Our business and reputation have been and are expected to continue to be impacted by information technology system failures and network disruptions.

The Company and its global supply chain have experienced and are expected to continue to be exposed to information technology system failures and network disruptions including those caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, and ransomware or other cybersecurity incidents.

We have technology and processes in place designed to detect and respond to such failures and disruptions. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, and the nature of other potential incidents changes frequently and may be difficult to detect for long periods of time, our detection and response measures may be ineffective or inadequate. Furthermore, even with appropriate training conducted in support of such measures, human errors and omissions may still occur resulting in system failures and/or disruptions to our information technology infrastructure. Therefore, the Company’s business continuity and disaster recovery planning, or those of others in our global supply chain, may not be able to sufficiently mitigate all threats.

Such failures or disruptions can materially adversely affect our business, reputation, results of operations, and financial condition through, among other things, a disruption of internal operations, including order processing, invoicing, and manufacturing and distribution of products, and a loss of functionality of critical systems and online services. Actual or anticipated attacks and risks have caused, and are expected to continue to cause, us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Losses or unauthorized access to or releases of proprietary or confidential information, including personal information, could result in significant reputational, financial, legal, and operational consequences.

We have experienced, and are expected to continue to experience, malicious attacks and other attempts to gain unauthorized access to our systems that seek to compromise the confidentiality, integrity or availability of proprietary and confidential information. A breach of our security systems and procedures or those of others in our global supply chain could result in significant data losses or theft of our intellectual property, confidential and proprietary information, or that of our business partners, as well as our users’ or employees' personal information, which could compromise our competitive position, reputation, operating results, and financial condition. Also, if we fail to reasonably maintain the security of our intellectual property, confidential and proprietary information, or that of our business partners, or the personal information of our users or employees, we may be subject to private litigation, government investigations, regulatory proceedings, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be difficult. The overall shortage in qualified workforce personnel combined with the increased willingness of companies to hire such personnel in fully remote positions has, and in the future may continue, to increase our compensation costs in order for us to retain such personnel. If we fail to hire and retain qualified employees, our business and growth prospects will be harmed.

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

Our principal manufacturing facilities are located in Taiwan. Deterioration of relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to our manufacturing operations which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan, by force if necessary, without a clear triggering event. In this scenario, Garmin’s manufacturing facilities in Taiwan could be subject to disruptions that could have a material negative impact to our operations. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could materially adversely affect our operations in Taiwan in the future.

Changes in applicable tax laws or resolutions of tax disputes could result in adverse tax consequences to the Company.

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the U.S., Switzerland, Taiwan, and United Kingdom (U.K.). We cannot predict the outcome of any specific legislative proposals.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements. Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the primary location of research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. However, we are unable to predict the outcome of the final advanced pricing agreement and related negotiations, which could materially and/or adversely impact our income tax provision, net income or cash flows for periods during negotiation and upon finalization.

In 2021, the OECD continued work on the BEPS project by issuing a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S. and the U.K. Recently, Switzerland’s Federal Council proposed legislation which would implement a minimum tax of 15% in 2024. Neither the OECD statement nor proposed legislation changes actual tax law, but these actions may lead to legislation in those countries in which we operate. The passage of a minimum tax may result in an increase in the tax paid by the Company which could materially and/or adversely impact our income tax provision and financial statements.

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

Trade and other international disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect our business. For example, tensions between the U.S. and the PRC have led to a series of tariffs being imposed by the U.S. on imports from the PRC. Many other countries have considered or imposed similar measures. The imposition of additional governmental controls or regulations that create new or enhanced restrictions on free trade, trade sanctions, or tariffs, particularly those applicable to materials or goods from the PRC, could have a substantial adverse effect on our business, results of operations, and financial condition.

Our results of operations and financial condition are subject to fluctuations in foreign currency translation.

The movement of foreign currencies relative to the U.S. Dollar affects the U.S. Dollar value of the Company’s foreign currency-denominated sales. The weakening of foreign currencies relative to the U.S. Dollar could have a significant effect on our revenue, gross margin, and profitability, or may cause the Company to raise international pricing, which could potentially reduce demand for our products. Conversely, a strengthening of certain foreign currencies relative to the U.S. Dollar could increase product costs and operating expenses denominated in those currencies, thus adversely affecting gross margins and profitability. We have not historically used financial instruments to hedge our foreign currency exchange rate risks.

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

We have generally been able to increase or decrease production to meet fluctuations in demand. However, the demand for our products depends on many factors and may be difficult to forecast. We expect that it will become more difficult to forecast demand as we introduce and support a diverse product portfolio, competition in the market for our products intensifies and the markets for some of our products mature. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•
If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough, due to supply chain issues or other constraints, to meet unexpected demand.
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

Gross margins in some of our segments are volatile and could decline in the future due to competitive price reductions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of other factors, including product mix, foreign exchange rates, freight and component costs, manufacturing facility utilization, and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

The long-term effects of the United Kingdom’s withdrawal from the European Union (“Brexit”) are not yet known and the uncertainty creates challenges and risks which could have a material effect on our business and results of operations.

The United Kingdom (U.K.) formally left the European Union (E.U.) on January 31, 2020. As a result, the U.K. is no longer part of the European Single Market and European Union Customs Union effective January 1, 2021. The E.U.-U.K. Trade and Cooperation Agreement (TCA) became effective on May 1, 2021. Under the TCA, there is no longer free movement of goods or people between the U.K. and the E.U., which has resulted and could continue to result in certain delays in the shipment of goods from the U.K. to the E.U. The long-term risks of Brexit include economic recessions in the U.K. or other European markets and currency instability for both the British Pound Sterling and the Euro.

We have operations in the U.K., including offices and a distribution facility, and in several E.U. member states. Brexit therefore has impacted and will continue to impact our operations. While these impacts have not yet been material to our business operations, results of operations, and financial condition, risks such as slow or inefficient border clearance, prolonged economic recession, and currency fluctuations could have material adverse effects in the future.

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

As a business that operates worldwide, we are subject to complex and changing global laws and regulations, which exposes the Company to potential liabilities, increased costs and other adverse effects on our business.

Our global operations are subject to complex and changing laws and regulations, including those in the following areas: telecommunications; environmental, health and safety; labor and employment; antitrust; data privacy and security; consumer protection; product liability; anticorruption; import, export and trade; foreign exchange controls; anti–money laundering; and tax.

Compliance with these laws and regulations is onerous and expensive, increasing the cost of conducting our global operations. We have implemented policies and procedures designed to ensure compliance with applicable global laws and regulations, but there can be no assurance that at all times we will be in compliance with all global regulations given their multitude, complexity and ever-changing nature. If we are found to have violated laws and regulations, it could materially adversely affect our business, reputation, results of operations and financial condition.

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

Declines in consumer auto profits could negatively impact the carrying value of the goodwill associated with the reporting unit.

Revenue and profits of the consumer auto reporting unit declined for a number of years through fiscal 2020, as competing technologies emerged and market saturation occurred for certain key products. Revenue and profit of the consumer auto reporting unit has since increased, but some uncertainty remains regarding the long-term growth and profitability of the reporting unit. There is no assurance that we can continue to generate profits from the consumer auto segment, and in the future some or all of the goodwill associated with the consumer auto reporting unit could be at risk of impairment.

Our quarterly operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our stock could decline. As we have expanded our operations, our operating expenses, particularly our research and development and information technology costs, have increased as a percentage of our sales in some periods. If revenues decrease and we continue to increase operating expenses, our operating results would be negatively affected.

Historically, our revenues have been lower in the first quarter of each fiscal year as many of our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. However, this can fluctuate based on the timing of new product launches. Sales of certain of our fitness, outdoor, marine, and auto products tend to be higher in our second fiscal quarter due to increased consumer spending for such products in the spring season. Sales of many of our consumer products also have been higher in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season.

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

Our large customers may also seek to leverage their position to improve their profitability through increased promotional programs or other measures, which could have a negative impact on our gross margin. Additionally, the loss of any large customer could adversely affect our sales and profits. See Note 2 in the Notes to the Consolidated Financial Statements for more information on concentration of credit risk.

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

Any past or future acquisition could also result in difficulties assimilating acquired employees, operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate business, operational, and financial activities such as internal controls, Sarbanes-Oxley Act of 2002 compliance, cyber security measures, the GDPR and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

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

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS) and Quasi-Zenith Satellite System (QZSS), and European Geostationary Navigation Overlay Service (EGNOS). Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets.

Some of our products also use satellite signals from Russia’s GLONASS, EGNOS’ aviation SoL service, the European Union Galileo system, and the Chinese BDS. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could result in lost revenue.

Our business is subject to disruptions and uncertainties caused by geopolitical instability, war or terrorism.

Acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition. Specifically, the threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products, this could have a material adverse effect on our business, results of operations, and financial condition.

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

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum; our products may be subject to harmful interference from new or modified spectrum uses.

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

Our radar altimeter products for aircraft operate in a radio frequency band just above the C-band that has been allocated for 5G mobile wireless systems. There is a risk that 5G telecommunication systems operating in the vicinity of airports could cause harmful interference to radar altimeters resulting in inaccurate altimeter readings or complete altimeter failure.

This or any other ITU or national reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may materially and adversely affect the utility and reliability of our products and could have significant negative impacts on our business and our customers.

Risks Relating to Our Shares

The volatility of our stock price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile. During 2021, the closing price of our shares ranged from a low of $114.86 to a high of $178.38. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

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

As of January 24, 2022, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 20% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

We have limited capital reserves from which to make distributions without subjecting our shareholders to Switzerland withholding tax.

As of December 25, 2021, we had CHF 4,800 million of unappropriated capital contribution reserves available from which the Company may make dividend payments. At the time this reserve balance has been returned to shareholders, a Swiss federal withholding tax of 35% will generally be applicable to dividends paid.

When the capital contribution reserves are fully utilized, the Swiss federal withholding tax must be withheld from the gross dividend distribution and paid to the Swiss federal Tax Administration. A holder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax. For example, a U.S holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting stock, or for a full refund in case of qualified pension funds). However, there can be no assurance that our shareholders will approve a dividend out of capital contribution reserves, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to pay a dividend out of capital contribution reserves, we will not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

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

Garmin International, Inc. also owns approximately 367 acres of additional land in Olathe, Kansas that could accommodate future property development.

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

Garmin Corporation owns and occupies a 247,000 square foot facility at No. 68, Zhangshu 2nd Road, Xizhi Dist., New Taipei City, Taiwan, a 185,000 square foot facility at No.97, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility at No. 24 Beiyuan Road, Jhongli, Tao-Yang County, Taiwan, a 576,000 square foot facility at No. 270 Huaya 2nd Road, LinKou, Tao-Yang County, Taiwan, and a 615,000 square foot facility at No. 3, Titanggang Rd., Xinshi Dist., Tainan City, Taiwan. Garmin China YangZhou Co., Ltd. leases a 204,000 square foot manufacturing facility at No. 122, Jinshan Road, Bali Town, Yangzhou, Jiangsu, People’s Republic of China. These facilities are used for the manufacturing and warehousing of most of Garmin’s fitness, outdoor, marine, and auto products, as well as portable aviation products. These facilities are also used for research and development activities and marketing and support of products for Asia Pacific countries.

Garmin (Europe) Ltd. owns and occupies a 155,000 square foot building located at Liberty House, Hounsdown Business Park, Southampton, U.K., and leases a 100,000 square foot facility at 4 Parham Dr, Boyatt Wood, Eastleigh, U.K., both used for warehousing, distribution, and office space.

Tacx B.V. owns and occupies a 291,000 square foot facility located at De Boeg 2, 2343 MA Oegstgeest, Netherlands. This facility is used for design and development, manufacturing, and warehousing of indoor training products.

Garmin Wroclaw sp. z o.o leases a 319,000 square foot facility located at Ul. Ryszarda Chomicza 2, 55-040 Biskupice Podgórne, Poland. This facility is used for the manufacturing of certain auto OEM products, as well as distribution of other Garmin products in the region.

Garmin also owns and leases other properties around the world that are not described above and are used for office space, warehousing, and retail.

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

The Company settled or resolved certain matters during the fiscal year ended December 25, 2021 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

None.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 10, 2022.

Dr. Min H. Kao, age 73, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 56, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, Software Engineering Manager of Garmin International, Inc. from 1995 to 2002, and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 59, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 66, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since December 7, 2021, Garmin’s shares have traded on the New York Stock Exchange under the symbol "GRMN". Prior to December 7, 2021, Garmin's share were traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 31, 2022, there were 263 shareholders of record.

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index, the NASDAQ 100 Index, and the S&P 500 Index. Beginning in fiscal year 2022, as a result of the transfer to the New York Stock Exchange, the graph will include only the S&P 500 Index and the Nasdaq Composite Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 (“12/16”) to December 31, 2021(“12/21”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Garmin Ltd.
NASDAQ Composite
NASDAQ 100
S&P 500

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
Garmin Ltd.	100.00	127.58	140.13	221.58	278.73	323.07
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ 100	100.00	132.99	133.04	185.54	276.22	352.19
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

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

This section provides discussion and a year-to-year comparison for the fiscal years ended December 25, 2021 and December 26, 2020. Discussion regarding our results of operations for the fiscal year ended December 28, 2019 and a year-to-year comparison between the fiscal years ended December 26, 2020 and December 28, 2019 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal years 2021, 2020 and 2019 contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we," "us," "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

The Company is a leading worldwide provider of wireless devices, many of which feature Global Positioning System (GPS) navigation, and applications that are designed for people who live an active lifestyle. We are organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), allocates resources and assesses performance of each operating segment individually. The fitness, outdoor, aviation, and marine operating segments represent reportable segments. The consumer auto and auto OEM operating segments, which serve the auto market, do not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Fitness, outdoor, aviation, marine, and auto are collectively referred to as our reported segments.

The operating segments offer products through our network of subsidiary distributors and independent dealers and distributors, our own webshop, as well as through various aviation, marine, and auto OEMs. Each of the operating segments is managed separately.

Business Environment Update

The COVID-19 pandemic has created disruption and uncertainty in the global economy and has affected our business, suppliers, and customers. The pandemic had an unfavorable impact on net sales and profitability of our aviation and auto segments during 2020. However, aviation net sales and profitability trended positively during 2021, while auto net sales have also rebounded. We believe net sales and profitability of our fitness, outdoor, and marine segments benefited from a shift in consumer behavior and demand toward the products these segments offer. While these trends generally continued during 2021, certain consumer behaviors have shifted and others may shift as people return to pre-pandemic lifestyles.

Our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints. These factors have been further amplified by the pandemic, which adversely impacted our financial results in 2021, and we expect these supply chain challenges to continue throughout 2022.

The current business environment may evolve in ways that could impact our operations and financial results. Further, the nature and degree of the effects of the pandemic and supply chain challenges over time remains uncertain. Refer to Part I, Item 1A, “Risk Factors” of this Annual Report for further discussion of the risks and uncertainties facing our Company.

Critical Accounting Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 2 in the Notes to the Consolidated Financial Statements for our significant accounting policies related to our critical accounting estimates.

Goodwill

We allocate goodwill to reporting units in proportion to the expected benefit from each business combination. Each of the Company’s operating segments (fitness, outdoor, aviation, marine, consumer auto, and auto OEM) represents a distinct reporting unit. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the operating performance indicators, competition, or expectations about future market or economic conditions.

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

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network, our own webshop, and to original equipment manufacturers (OEMs). Refer to the Revenue Recognition discussion in Note 2 of the Notes to Consolidated Financial Statements. We aim to achieve a quick turnaround on orders we receive from our retail, dealer, and distributor customers. Certain arrangements with OEM customers are entered into at the beginning of an aircraft, boat, or vehicle life cycle with the intent to fulfill customer purchasing requirements for the entire production life, although there are generally no firm volume commitments, and sales are therefore generated on an order-by-order basis. As a result, we do not believe backlog information is material to the understanding of our business.

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the fourth quarter due to increased demand during the holiday buying season, and in the second quarter due to increased demand during the spring and summer season. Our aviation and auto OEM products do not experience much seasonal variation but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Cost of Sales/Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower-cost or more readily available components.

We believe that our flexible production model allows our factories to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan and China than in other locations.

Shipping and handling costs associated with the transportation and delivery of our products are included in cost of goods sold. Such costs fluctuate due to a number of factors, including market pricing and the mix of modes of transportation we utilize.

Sales price variability, including that which is associated with foreign currency fluctuations, has had and can be expected to have an effect on our gross profit. Our gross profit is dependent on segment mix, and to a lesser extent, product mix within each segment.

Advertising Expense

Our advertising expenses consist primarily of costs for media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•
information systems and infrastructure costs;
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

Income Taxes

We have experienced a relatively low effective income tax rate due to the proportion of our income generated by entities in tax jurisdictions with relatively low statutory rates.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	100%	100%	100%
Cost of goods sold	42%	41%	41%
Gross profit	58%	59%	59%
Operating expenses:
Advertising	3%	4%	4%
Selling, general and administrative	13%	14%	14%
Research and development	17%	17%	16%
Total operating expenses	34%	34%	34%
Operating income	24%	25%	25%
Other income (expense), net	—%	1%	1%
Income before income taxes	24%	26%	26%
Provision for income taxes	3%	2%	1%
Net income	22%	24%	25%

The table below sets forth our results of operations through operating income for each of our five reported segments and supplemental information for the consumer auto and auto OEM operating segments that management believes is useful. The Company’s CODM uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. For each line item in the table below, the total of the reported segments’ amounts equals the amount in the Consolidated Statements of Income.

					Auto
52-Weeks Ended December 25, 2021	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,533,788	$1,281,933	$712,468	$875,151	$579,455	$324,731	$254,724
Cost of goods sold	720,463	447,096	192,647	379,841	352,289	170,906	181,383
Gross profit	813,325	834,837	519,821	495,310	227,166	153,825	73,341

Advertising expense	77,403	52,567	4,059	24,429	13,371	13,290	81
Selling, general and administrative expenses	217,847	171,867	77,937	112,078	80,257	39,943	40,314
Research and development expense	145,500	129,626	246,050	114,604	204,244	54,989	149,255
Total operating expenses	440,750	354,060	328,046	251,111	297,872	108,222	189,650

Operating income (loss)	$372,575	$480,777	$191,775	$244,199	$(70,706)	$45,603	$(116,309)

52-Weeks Ended December 26, 2020	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,317,498	$1,128,081	$622,820	$657,848	$460,326	$275,493	$184,833
Cost of goods sold	619,959	388,304	169,812	273,398	253,764	135,629	118,135
Gross profit	697,539	739,777	453,008	384,450	206,562	139,864	66,698

Advertising expense	66,157	49,957	2,921	21,549	10,582	10,387	195
Selling, general and administrative expenses	190,109	143,714	76,504	94,376	65,542	40,094	25,448
Research and development expense	122,389	105,021	236,380	92,801	149,094	47,919	101,175
Total operating expenses	378,655	298,692	315,805	208,726	225,218	98,400	126,818

Operating income (loss)	$318,884	$441,085	$137,203	$175,724	$(18,656)	$41,464	$(60,120)

52-Weeks Ended December 28, 2019	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,047,527	$917,567	$735,458	$508,850	$548,103	$365,511	$182,592
Cost of goods sold	514,923	319,124	192,073	205,901	291,508	193,293	98,215
Gross profit	532,604	598,443	543,385	302,949	256,595	172,218	84,377

Advertising expense	71,772	52,171	5,667	20,411	14,435	14,174	261
Selling, general and administrative expenses	159,793	124,650	65,663	90,352	78,110	53,444	24,666
Research and development expense	109,181	87,581	219,112	82,310	107,182	41,301	65,881
Total operating expenses	340,746	264,402	290,442	193,073	199,727	108,919	90,808

Operating income (loss)	$191,858	$334,041	$252,943	$109,876	$56,868	$63,299	$(6,431)

Net Sales

Net Sales	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$1,533,788	16%	$1,317,498	26%	$1,047,527
Percentage of Total Net Sales	31%		31%		28%
Outdoor	1,281,933	14%	1,128,081	23%	917,567
Percentage of Total Net Sales	26%		27%		24%
Aviation	712,468	14%	622,820	(15%)	735,458
Percentage of Total Net Sales	14%		15%		20%
Marine	875,151	33%	657,848	29%	508,850
Percentage of Total Net Sales	17%		16%		13%
Auto	579,455	26%	460,326	(16%)	548,103
Percentage of Total Net Sales	12%		11%		15%
Consumer Auto	324,731	18%	275,493	(25%)	365,511
Percentage of Total Net Sales	7%		7%		10%
Auto OEM	254,724	38%	184,833	1%	182,592
Percentage of Total Net Sales	5%		4%		5%
Total	$4,982,795	19%	$4,186,573	11%	$3,757,505

Net sales increased 19% in fiscal year 2021 when compared to the year-ago period. Total unit sales increased approximately 8% to 16.6 million units in 2021 from 15.4 million units in 2020, which was a smaller increase than that of revenue primarily due to shifts in segment and product mix. Fitness revenue represented the largest portion of our revenue mix in 2021 at 31%, consistent with 31% in 2020.

The increase in fitness revenue was primarily driven by growth in cycling and advanced wearables products, although the growth trend in cycling slowed throughout 2021 as market trends normalized from pandemic driven levels, which is expected to continue in fiscal 2022. Outdoor revenue increased due to sales growth across multiple product categories, primarily led by adventure watches. The aviation revenue increase was primarily driven by growth in OEM. Marine revenue increased due to growth across all categories, led by strong demand for our chartplotters. Auto revenue increased primarily due to sales growth in auto OEM programs and consumer auto specialty product categories.

Gross Profit

Gross Profit	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$813,325	17%	$697,539	31%	$532,604
Percentage of Segment Net Sales	53%		53%		51%
Outdoor	834,837	13%	739,777	24%	598,443
Percentage of Segment Net Sales	65%		66%		65%
Aviation	519,821	15%	453,008	(17%)	543,385
Percentage of Segment Net Sales	73%		73%		74%
Marine	495,310	29%	384,450	27%	302,949
Percentage of Segment Net Sales	57%		58%		60%
Auto	227,166	10%	206,562	(19%)	256,595
Percentage of Segment Net Sales	39%		45%		47%
Consumer Auto	153,825	10%	139,864	(19%)	172,218
Percentage of Segment Net Sales	47%		51%		47%
Auto OEM	73,341	10%	66,698	(21%)	84,377
Percentage of Segment Net Sales	29%		36%		46%
Total	$2,890,459	16%	$2,481,336	11%	$2,233,976
Percentage of Total Net Sales	58%		59%		59%

Gross profit dollars in fiscal year 2021 increased 16%, primarily due to the increase in net sales compared to the year-ago period as described above. Consolidated gross margin decreased 130 basis points when compared to the year-ago period, primarily due to higher freight costs.

Gross margin remained relatively flat within the fitness, outdoor, and aviation segments. Higher freight costs in the fitness and outdoor segments were mostly offset by favorable product mix, while the marine and consumer auto gross margin decreases of 180 basis points and 340 basis points, respectively, were primarily attributable to higher freight costs. The auto OEM gross margin decrease of 730 basis points was primarily attributable to product mix associated with growth in certain auto OEM programs. This auto OEM product mix and associated lower gross margin trend is generally expected to continue into 2022 and beyond.

Advertising Expenses

Advertising	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$77,403	17%	$66,157	(8%)	$71,772
Percentage of Segment Net Sales	5%		5%		7%
Outdoor	52,567	5%	49,957	(4%)	52,171
Percentage of Segment Net Sales	4%		4%		6%
Aviation	4,059	39%	2,921	(48%)	5,667
Percentage of Segment Net Sales	1%		—%		1%
Marine	24,429	13%	21,549	6%	20,411
Percentage of Segment Net Sales	3%		3%		4%
Auto	13,371	26%	10,582	(27%)	14,435
Percentage of Segment Net Sales	2%		2%		3%
Consumer Auto	13,290	28%	10,387	(27%)	14,174
Percentage of Segment Net Sales	4%		4%		4%
Auto OEM	81	(58%)	195	(25%)	261
Percentage of Segment Net Sales	—%		—%		—%
Total	$171,829	14%	$151,166	(8%)	$164,456
Percentage of Total Net Sales	3%		4%		4%

Advertising expense increased 14% in absolute dollars and decreased slightly as a percent of revenue in fiscal year 2021 compared to fiscal year 2020. The total absolute dollar increase was primarily attributable to increased media and cooperative spend.

Selling, General and Administrative Expenses

Selling, General & Admin. Expenses	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$217,847	15%	$190,109	19%	$159,793
Percentage of Segment Net Sales	14%		14%		15%
Outdoor	171,867	20%	143,714	15%	124,650
Percentage of Segment Net Sales	13%		13%		14%
Aviation	77,937	2%	76,504	17%	65,663
Percentage of Segment Net Sales	11%		12%		9%
Marine	112,078	19%	94,376	4%	90,352
Percentage of Segment Net Sales	13%		14%		18%
Auto	80,257	22%	65,542	(16%)	78,110
Percentage of Segment Net Sales	14%		14%		14%
Consumer Auto	39,943	—%	40,094	(25%)	53,444
Percentage of Segment Net Sales	12%		15%		15%
Auto OEM	40,314	58%	25,448	3%	24,666
Percentage of Segment Net Sales	16%		14%		14%
Total	$659,986	16%	$570,245	10%	$518,568
Percentage of Total Net Sales	13%		14%		14%

Selling, general and administrative expense increased 16% in absolute dollars and decreased slightly as a percent of revenue when compared to the prior year. The absolute dollar increase was primarily attributable to personnel related expenses and information technology costs.

Research and Development Expense

Research & Development	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$145,500	19%	$122,389	12%	$109,181
Percentage of Segment Net Sales	9%		9%		10%
Outdoor	129,626	23%	105,021	20%	87,581
Percentage of Segment Net Sales	10%		9%		10%
Aviation	246,050	4%	236,380	8%	219,112
Percentage of Segment Net Sales	35%		38%		30%
Marine	114,604	23%	92,801	13%	82,310
Percentage of Segment Net Sales	13%		14%		16%
Auto	204,244	37%	149,094	39%	107,182
Percentage of Segment Net Sales	35%		32%		20%
Consumer Auto	54,989	15%	47,919	16%	41,301
Percentage of Segment Net Sales	17%		17%		11%
Auto OEM	149,255	48%	101,175	54%	65,881
Percentage of Segment Net Sales	59%		55%		36%
Total	$840,024	19%	$705,685	17%	$605,366
Percentage of Total Net Sales	17%		17%		16%

Research and development expense increased 19% in absolute dollars and was flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel costs across all of our operating segments, which are expected to continue to increase for all segments in fiscal year 2022. The auto increase in absolute dollars and as a percent of revenue was primarily attributable to higher engineering personnel costs driven by ongoing investments in auto OEM programs and a lower proportion of such costs being contractually reimbursable.

Operating Income

Operating Income	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020	Year-over-Year Change	52-Weeks Ended December 28, 2019
Fitness	$372,575	17%	$318,884	66%	$191,858
Percentage of Segment Net Sales	24%		24%		18%
Outdoor	480,777	9%	441,085	32%	334,041
Percentage of Segment Net Sales	38%		39%		36%
Aviation	191,775	40%	137,203	(46%)	252,943
Percentage of Segment Net Sales	27%		22%		34%
Marine	244,199	39%	175,724	60%	109,876
Percentage of Segment Net Sales	28%		27%		22%
Auto	(70,706)	279%	(18,656)	(133%)	56,868
Percentage of Segment Net Sales	(12%)		(4%)		10%
Consumer Auto	45,603	10%	41,464	(34%)	63,299
Percentage of Segment Net Sales	14%		15%		17%
Auto OEM	(116,309)	93%	(60,120)	835%	(6,431)
Percentage of Segment Net Sales	(46%)		(33%)		(4%)
Total	$1,218,620	16%	$1,054,240	11%	$945,586
Percentage of Total Net Sales	24%		25%		25%

Total operating income increased 16% in absolute dollars and decreased slightly as a percent of revenue when compared to fiscal year 2020. The growth in total operating income on an absolute dollar basis was the result of revenue growth as discussed above. Auto OEM experienced an operating loss in fiscal year 2021, and we expect this trend to continue in 2022, primarily due to relatively lower gross margins and higher expenses associated with certain programs, as described above

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 25, 2021	52-Weeks Ended December 26, 2020	52-Weeks Ended December 28, 2019
Interest income	$28,573	$37,002	$52,817
Foreign currency (losses)	(45,263)	2,825	(16,799)
Other income	4,866	9,343	5,618
Total	$(11,824)	$49,170	$41,636

The average interest rate returns on cash and investments during the 52-weeks ended December 25, 2021 and December 26, 2020 were 1.0% and 1.4%, respectively. Interest income decreased primarily due to lower yields on fixed-income securities.

Foreign currency gains and losses for the Company are typically driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Chinese Yuan, Japanese Yen, Polish Zloty, and Swiss Franc. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $45.3 million currency loss recognized in fiscal 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar. During fiscal 2021, the U.S. Dollar strengthened 7.3% against the Euro, 9.6% against the Polish Zloty, 9.6% against the Japanese Yen, 3.0% against the Swiss Franc, and 4.7% against the Australian Dollar, resulting in losses of $20.0 million, $6.6 million, $2.6 million, $2.5 million, and $2.4 million, respectively, while the U.S. Dollar weakened 1.6% against the Taiwan Dollar, resulting in a loss of $6.2 million. The remaining net currency loss of $5.0 million was related to the impacts of other currencies, each of which was individually immaterial.

The $2.8 million currency gain recognized in fiscal 2020 was primarily due to the U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar. During fiscal 2020, the U.S. Dollar weakened 9.2% against the Euro, 9.4% against the Australian Dollar, 7.2% against the Chinese Yuan, and 3.6% against the British Pound Sterling, resulting in gains of $21.1 million, $6.5 million, $2.9 million, and $2.6 million, respectively, while the U.S. Dollar weakened 7.1% against the Taiwan Dollar, resulting in a loss of $32.2 million. The remaining net currency gain of $1.9 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Income tax expense for the fiscal year ended December 25, 2021 was $124.6 million compared to income tax expense of $111.1 million for the fiscal year ended December 26, 2020, representing a net increase of $13.5 million. Contributing to the year-over-year increase in income tax expense in fiscal year 2021 was an increase in income before taxes in the fiscal year ended December 25, 2021 compared to the fiscal year ended December 26, 2020.

Certain Switzerland tax assets related to the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures were revalued in the fourth quarter of 2020 resulting in $11.0 million income tax expense. In connection with these transitional measures included in Switzerland tax reform, a reduced income tax rate will be utilized on certain Switzerland taxable income for up to five years. The Company also recognized a $14.3 million income tax benefit in fiscal 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring. Excluding the aforementioned $11.0 million income tax expense and $14.3 million income tax benefit in fiscal 2020, income tax expense for fiscal year 2020 was $114.4 million.

In February 2020 the Company initiated a transaction between wholly-owned subsidiaries to migrate ownership of certain intellectual property from Switzerland to the United States, the primary location of research, development, and executive management. The migration, which includes a multi-year intercompany license of intellectual property, has resulted in a favorable shift of income mix by jurisdiction and a reduction in expense related to uncertain tax positions. The Company is pursuing an Advance Pricing Agreement between relevant jurisdictions related to this transaction. At the end of the license agreement, a higher percentage of income will be recognized in the United States.

Net Income

As a result of the various factors noted above net income increased 9% to $1,082.2 million from $992.3 million in the prior year.

Liquidity and Capital Resources

As of December 25, 2021, we had approximately $3.1 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2021 and 2020 were 1.0% and 1.4%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,012.4 million for fiscal 2021, compared to $1,135.3 million for fiscal 2020. The decrease was primarily due to higher purchases of inventory, associated with the Company's strategy to increase days of supply to support our increasingly diversified product lines. This was partially offset by higher net income and improved collections of accounts receivable in fiscal 2021. The Company also paid less cash for income taxes in fiscal 2021 compared to fiscal 2020, although cash paid for income taxes is expected to increase in 2022 associated with the effective date of a provision in the U.S. 2017 Tax Cuts and Jobs Act that will require the amortization of deductions for R&D expense to be recognized over five or fifteen years within U.S. tax returns rather than immediately expensing such expense, as was previously allowed.

Cash used in investing activities totaled $475.4 million for fiscal 2021, compared to $260.5 million for fiscal 2020. This increase was primarily due to higher net purchases of marketable securities in fiscal 2021, as the Company's balance of cash available for investment grew during the year. Capital expenditures were also higher in fiscal 2021 compared to fiscal 2020, as the Company invested more heavily in platforms for growth—a trend that is expected to continue in fiscal 2022. These increases were partially offset by lower net cash paid for acquisitions in fiscal 2021.

Cash used in financing activities totaled $486.7 million for fiscal 2021, compared to $461.8 for fiscal 2020. This increase was primarily due to higher cash dividend payments in fiscal 2021, as our declared dividend increased from $0.61 per share for the four calendar quarters beginning in June 2020 to $0.67 per share for the four calendar quarters beginning in June 2021.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of December 25, 2021, the Company had fixed lease payment obligations of $99.5 million, with $23.3 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of December 25, 2021, the Company had inventory purchase obligations of $1,093.9 million, with $882.8 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of December 25, 2021, the Company had other purchase obligations of $421.6 million, with $185.4 million payable within 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Sensitivity

We have market risk primarily in connection with the pricing of our products and services, the purchase of raw materials, and the cost of shipping and handling. We strive to offset pricing declines for certain products through obtaining reductions in raw materials costs and the introduction of new products.

Inflation

Our business has at times been impacted by increasing costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

The currencies that have historically created a majority of the Company’s exchange rate exposure are the Taiwan Dollar and Euro. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year‐end exchange rates and income and expense accounts at average rates during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. is the U.S. Dollar, and as some transactions occur in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar.

During fiscal year 2021, the Company incurred a net foreign currency loss of $45.3 million. The U.S. Dollar strengthened against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar. During fiscal 2021, the U.S. Dollar strengthened 7.3% against the Euro, 9.6% against the Polish Zloty, 9.6% against the Japanese Yen, 3.0% against the Swiss Franc, and 4.7% against the Australian Dollar, resulting in losses of $20.0 million, $6.6 million, $2.6 million, $2.5 million, and $2.4 million, respectively, while the U.S. Dollar weakened 1.6% against the Taiwan Dollar, resulting in a loss of $6.2 million. The remaining net currency loss of $5.0 million was related to the impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2021 also resulted in a currency translation adjustment of $39.5 million within accumulated other comprehensive income.

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 25, 2021, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar would have resulted in an adverse impact on income before income taxes of approximately $68 million. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 26, 2020, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, and British Pound Sterling would have resulted in an adverse impact on income before income taxes of approximately $84 million.

Interest Rate Risk

We have no outstanding long-term debt as of December 25, 2021. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. As of December 25, 2021 and December 26, 2020, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 25, 2021 and December 26, 2020, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $40 million and $34 million at December 25, 2021 and December 26, 2020, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 25, 2021, December 26, 2020, and December 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022, expressed an unqualified opinion thereon.

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

Valuation of Goodwill

Description of the Matter

The Company assigns goodwill acquired in business combinations to its reporting units as of each acquisition date. At December 25, 2021, the Company’s goodwill balance related to the consumer auto reporting unit was approximately $80 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Revenue and profits of the consumer auto reporting unit declined for a number of years through fiscal 2020 as competing technologies emerged and market saturation occurred for certain key products. Considering uncertainty in qualitative factors, management performed a step one quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2021, and the Company disclosed that in the future some or all of the approximately $80 million of goodwill associated with the consumer auto reporting unit could be at risk of impairment.

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

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic, Income Taxes. The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. The Company uses significant judgment to evaluate uncertain tax positions and determine whether the threshold for recognition has been met and to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 6 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $65 million at December 25, 2021, primarily related to transfer pricing positions.

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

Kansas City, Missouri

February 16, 2022

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share information)

	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$1,498,058	$1,458,442
Marketable securities (Note 3)	347,980	387,642
Accounts receivable, less allowance for doubtful accounts of $7,080 in 2021 and $11,086 in 2020	843,445	849,469
Inventories	1,227,609	762,084
Deferred costs	15,961	20,145
Prepaid expenses and other current assets	328,719	191,569
Total current assets	4,261,772	3,669,351

Property and equipment, net (Note 2)	1,067,478	855,539
Operating lease right-of-use assets (Note 14)	89,457	94,626
Noncurrent marketable securities (Note 3)	1,268,698	1,131,175
Deferred income tax assets (Note 6)	260,205	245,455
Noncurrent deferred costs	12,361	16,510
Intangible assets, net	791,073	828,566
Other noncurrent assets	103,383	190,151
Total assets	$7,854,427	$7,031,373

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$370,048	$258,885
Salaries and benefits payable	211,371	181,937
Accrued warranty costs	45,467	42,643
Accrued sales program costs	121,514	109,891
Other accrued expenses	225,988	181,767
Deferred revenue	87,654	86,865
Income taxes payable	128,083	68,585
Dividend payable	258,023	233,644
Total current liabilities	1,448,148	1,164,217

Deferred income tax liabilities (Note 6)	117,595	116,844
Noncurrent income taxes payable	62,539	92,810
Noncurrent deferred revenue	41,618	49,934
Noncurrent operating lease liabilities	70,044	75,958
Other noncurrent liabilities	324	15,494

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 192,608 shares outstanding at December 25, 2021; and 191,571 shares outstanding at December 26, 2020; (Notes 9, 10, and 11):	17,979	17,979
Additional paid-in capital	1,960,722	1,880,354
Treasury stock	(303,114)	(320,016)
Retained earnings	4,320,737	3,754,372
Accumulated other comprehensive income	117,835	183,427
Total stockholders’ equity	6,114,159	5,516,116
Total liabilities and stockholders’ equity	$7,854,427	$7,031,373

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$4,982,795	$4,186,573	$3,757,505
Cost of goods sold	2,092,336	1,705,237	1,523,529
Gross profit	2,890,459	2,481,336	2,233,976

Advertising expense	171,829	151,166	164,456
Selling, general and administrative expenses	659,986	570,245	518,568
Research and development expense	840,024	705,685	605,366
Total operating expense	1,671,839	1,427,096	1,288,390

Operating income	1,218,620	1,054,240	945,586
Other income (expense):
Interest income	28,573	37,002	52,817
Foreign currency (losses) gains	(45,263)	2,825	(16,799)
Other income	4,866	9,343	5,618
Total other income (expense)	(11,824)	49,170	41,636

Income before income taxes	1,206,796	1,103,410	987,222
Income tax provision (benefit): (Note 6)
Current	130,040	104,471	123,073
Deferred	(5,444)	6,615	(88,337)
Total income tax provision (benefit)	124,596	111,086	34,736

Net income	$1,082,200	$992,324	$952,486

Basic net income per share (Note 10)	$5.63	$5.19	$5.01
Diluted net income per share (Note 10)	$5.61	$5.17	$4.99

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Net income	$1,082,200	$992,324	$952,486
Foreign currency translation adjustment	(39,538)	107,664	7,962
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(26,054)	19,889	39,482
Comprehensive income	$1,016,608	$1,119,877	$999,930

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 29, 2018	$17,979	$1,823,638	$(397,692)	$2,710,619	$8,430	$4,162,974
Net income	—	—	—	952,486	—	952,486
Translation adjustment	—	—	—	—	7,962	7,962
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,982	—	—	—	—	39,482	39,482
Comprehensive income						999,930
Dividend declared ($2.28 per share)	—	—	—	(434,044)	—	(434,044)
Issuance of treasury stock related to equity awards	—	(51,416)	78,538	—	—	27,122
Stock compensation	—	63,400	—	—	—	63,400
Purchase of treasury stock related to equity awards	—	—	(25,886)	—	—	(25,886)
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	992,324	—	992,324
Translation adjustment	—	—	—	—	107,664	107,664
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $3,157	—	—	—	—	19,889	19,889
Comprehensive income						1,119,877
Dividend declared ($2.44 per share)	—	—	—	(467,013)	—	(467,013)
Issuance of treasury stock related to equity awards	—	(36,153)	51,354	—	—	15,201
Stock compensation	—	80,885	—	—	—	80,885
Purchase of treasury stock related to equity awards	—	—	(26,330)	—	—	(26,330)
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	1,082,200	—	1,082,200
Translation adjustment	—	—	—	—	(39,538)	(39,538)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $6,568	—	—	—	—	(26,054)	(26,054)
Comprehensive income						1,016,608
Dividend declared ($2.68 per share)	—	—	—	(515,835)	—	(515,835)
Issuance of treasury stock related to equity awards	—	(12,154)	47,887	—	—	35,733
Stock compensation	—	92,522	—	—	—	92,522
Purchase of treasury stock related to equity awards	—	—	(30,985)	—	—	(30,985)
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Operating Activities:
Net income	$1,082,200	$992,324	$952,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,498	78,121	71,921
Amortization	51,320	48,594	34,254
Loss (gain) on sale of property and equipment	298	(1,799)	(233)
Unrealized foreign currency losses (gains)	36,385	(9,873)	18,663
Deferred income taxes	(5,368)	6,931	(88,358)
Stock compensation expense	92,522	80,885	63,400
Realized gains on marketable securities	(622)	(1,392)	(799)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(19,106)	(108,859)	(123,401)
Inventories	(476,454)	28,726	(170,169)
Other current and noncurrent assets	(38,004)	(33,690)	(86,073)
Accounts payable	108,946	1,447	26,192
Other current and noncurrent liabilities	70,007	87,761	36,660
Deferred revenue	(7,377)	(25,211)	(11,032)
Deferred costs	8,288	11,973	9,335
Income taxes	5,894	(20,671)	(34,297)
Net cash provided by operating activities	1,012,427	1,135,267	698,549

Investing activities:
Purchases of property and equipment	(307,645)	(185,401)	(118,031)
Proceeds from sale of property and equipment	35	1,977	529
Purchase of intangible assets	(1,942)	(2,065)	(2,377)
Purchase of marketable securities	(1,508,712)	(1,052,640)	(789,352)
Redemption of marketable securities	1,363,070	1,126,253	758,774
Acquisitions, net of cash acquired	(20,175)	(148,648)	(300,289)
Net cash used in investing activities	(475,369)	(260,524)	(450,746)

Financing activities:
Dividends	(491,457)	(450,631)	(417,264)
Proceeds from issuance of treasury stock related to equity awards	35,733	15,201	27,122
Purchase of treasury stock related to equity awards	(30,985)	(26,330)	(25,886)
Net cash used in financing activities	(486,709)	(461,760)	(416,028)

Effect of exchange rate changes on cash and cash equivalents	(10,254)	18,127	(5,942)

Net increase (decrease) in cash, cash equivalents, and restricted cash	40,095	431,110	(174,167)
Cash, cash equivalents, and restricted cash at beginning of year	1,458,748	1,027,638	1,201,805
Cash, cash equivalents, and restricted cash at end of year	$1,498,843	$1,458,748	$1,027,638

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$131,040	$133,057	$160,286

Cash received during the year from income tax refunds	$8,264	$4,820	$6,063

Supplemental disclosure of non-cash investing and financing activities

Increase (decrease) in accrued capital expenditures related to purchases of property and equipment	$9,541	$(4,192)	$2,821

Change in marketable securities related to unrealized (depreciation) appreciation	$(32,622)	$23,045	$45,464

Fair value of assets acquired	$20,956	$165,082	$354,631
Liabilities assumed	(764)	(14,884)	(25,507)
Less: cash acquired	(17)	(1,550)	(28,835)
Cash paid for acquisitions, net of cash acquired	$20,175	$148,648	$300,289

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 25, 2021 and December 26, 2020

1. Description of the Business

Garmin Ltd. and subsidiaries (collectively, the “Company” or “Garmin”) design, develop, manufacture, market, and distribute a diverse family of hand-held, wrist-based, portable, and fixed-mount Global Positioning System (GPS)-enabled products and other navigation, communications, information and sensor-based products and services. Garmin Corporation (GC) is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (GII) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. GII also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Ltd. (GEL) is primarily responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA). Many of GEL’s sales are to other Company-owned distributors in the EMEA region.

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

Fiscal Year

The Company’s fiscal year is based on a 52-53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, and there is slightly more than one additional day per year (not including the effects of leap years) in each calendar year as compared to a 52-week fiscal year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2021, 2020, and 2019 each included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by the Foreign Currency Matters topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $123,415 and $162,953 as of December 25, 2021 and December 26, 2020, respectively, have been included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency losses recorded in results of operations were $45,263 for the year ended December 25, 2021, net foreign currency gains recorded in results of operations were $2,825 for the year ended December 26, 2020, and net foreign currency losses recorded in results of operations were $16,799 for the year ended December 28, 2019. The loss in fiscal 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar. The gain in fiscal 2020 was primarily due to the U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar. The loss in fiscal 2019 was primarily driven by the U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar, which was partially offset by the U.S. Dollar weakening against the British Pound Sterling.

Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan. The Taiwan Foreign Exchange Control Statute (the “Statute”), and regulations thereunder, provides that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of the Republic of China (Taiwan), also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions, so the Statute does not impose any significant restrictions on import or export activities involving foreign currencies in Taiwan. Non-trade related currency exchanges exceeding $50 million, or its equivalent, in a calendar year require approval of the CBC.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, money market funds, deposits readily convertible to known amounts of cash, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. Restricted cash is reported within other noncurrent assets on the Consolidated Balance Sheets. See Note 4 of the Notes to Consolidated Financial Statements for additional information on restricted cash.

The total of the cash and cash equivalents balance and the restricted cash reported within other noncurrent assets on the Consolidated Balance Sheet reconciles to the total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows.

Trade Accounts Receivable

The Company sells its products to retailers, wholesalers, and other customers and grants credit to certain customers based on its evaluation of the customers' financial condition. Generally, the Company does not require security when trade credit is granted to customers. The Company's trade accounts receivable are carried at net realizable value, typically are collected within 90 days, and do not bear interest. Certain customers are allowed extended terms consistent with normal industry practice. Most of these extended terms can be classified as either relating to seasonal sales variations or to the timing of new product releases by the Company. Credit losses are provided for in the Company’s consolidated financial statements and typically have been within management’s expectations. Past due receivable balances are typically written off when internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide some security against certain losses within policy limits.

Concentration of Credit Risk

The Company’s top ten customers have contributed between 20% and 23% of net sales annually since 2019. Amazon.com, Inc. and its affiliates (Amazon), a customer of the fitness, outdoor, marine, and consumer auto segments, is our largest customer and accounted for approximately 10% of our consolidated net sales in the fiscal year ended December 25, 2021. No other customer accounted for 10% or more of Garmin's consolidated net sales in fiscal 2021. None of the Company's customers accounted for 10% or more of consolidated net sales in the years ended December 26, 2020, and December 28, 2019.

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

	December 25, 2021	December 26, 2020
Raw materials	$509,435	$282,287
Work-in-process	213,801	147,821
Finished goods	504,373	331,976
Inventories	$1,227,609	$762,084

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 25, 2021	December 26, 2020
Land		$206,895	$124,654
Building and improvements	15 to 50 years	763,654	662,753
Machinery, equipment and software	3 to 10 years	917,557	800,410
Total, at cost		1,888,106	1,587,817
Accumulated depreciation		(820,628)	(732,278)
Property and equipment, net		$1,067,478	$855,539

As required by the Property, Plant and Equipment topic of the FASB ASC (ASC Topic 360), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2021, 2020, or 2019.

Intangible Assets

At December 25, 2021, and December 26, 2020, the Company had patents, customer related intangibles and other identifiable finite-lived intangible assets recorded at a cost of $524,566 and $523,990, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to ten years. Accumulated amortization was $308,572 and $279,633 at December 25, 2021 and December 26, 2020, respectively. Amortization expense on these intangible assets was $35,540, $34,797, and $26,225 for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively. In the next five years, the amortization expense is estimated to be $31,717, $29,649, $26,913, $24,376, and $21,257, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $575,080 at December 25, 2021, and $584,210 at December 26, 2020. Changes in the carrying amount of goodwill for the years ended December 25, 2021 and December 26, 2020 are as follows:

	Fitness	Outdoor	Aviation	Marine	Auto	Total
Goodwill balance as of December 28, 2019	$192,758	$55,934	$60,571	$79,480	$78,365	$467,108
Acquisitions	59,728	29,771	—	—	—	89,499
Foreign currency translation and other adjustments	19,963	2,953	(224)	3,122	1,789	27,603
Goodwill balance as of December 26, 2020	$272,449	$88,658	$60,347	$82,602	$80,154	$584,210
Acquisitions	—	14,152	—	—	—	14,152
Foreign currency translation and other adjustments	(16,577)	(2,416)	—	(2,696)	(1,593)	(23,282)
Goodwill balance as of December 25, 2021	$255,872	$100,394	$60,347	$79,906	$78,561	$575,080

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

ASC Topic 350 allows management to first perform a qualitative goodwill assessment by assessing the qualitative factors of relevant events and circumstances at the reporting unit level to determine if it is necessary to perform the quantitative goodwill impairment test. If factors indicate that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the quantitative test will be performed. If the fair value of the reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit. Each of the Company’s operating segments (fitness, outdoor, aviation, marine, consumer auto, and auto OEM) represents a distinct reporting unit, and goodwill impairment assessments are therefore performed at that level.

Revenue and profits of the consumer auto reporting unit declined for a number of years through fiscal 2020, as competing technologies emerged and market saturation occurred for certain key products. Revenue and profit of the consumer auto reporting unit increased in fiscal 2021, but considering uncertainty in qualitative factors, management performed a quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2021. Consistent with the results of the quantitative assessment performed in 2020, the quantitative assessment indicated again in 2021 that the fair value of the reporting unit was substantially in excess of its carrying amount. Considering the results of the assessment, recent trends, and future projections, management does not believe the goodwill associated with the consumer auto reporting unit is currently at risk of impairment. However, there is no assurance that the Company will continue to generate profits from the consumer auto segment, and in the future some or all of the goodwill associated with the consumer auto reporting unit could be at risk of impairment.

Management also concluded that no goodwill associated with other reporting units is currently at risk of impairment based on qualitative assessments performed in 2021. The Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2021, 2020, or 2019.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 32 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s Consolidated Balance Sheets as a right-of-use asset or lease liability.

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the general meeting of the Company’s shareholders.

On June 4, 2021, the shareholders approved a dividend of $2.68 per share (of which, $1.34 was paid in the Company’s 2021 fiscal year) payable in four equal installments on dates determined by the Board of Directors. The dates determined by the Board were as follows:

Dividend Date	Record Date	$s per share
June 30, 2021	June 15, 2021	$0.67
September 30, 2021	September 15, 2021	$0.67
December 31, 2021	December 15, 2021	$0.67
March 31, 2022	March 15, 2022	$0.67

The Company paid dividends in 2021 in the amount of $491,457, which included four dividend distributions in the fiscal year. Both the dividends paid and the remaining dividend payable were reported as a reduction of retained earnings.

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

Approximately $61,129 of retained earnings was indefinitely restricted from distribution to stockholders pursuant to the laws of Taiwan as of December 25, 2021 and December 26, 2020.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 25, 2021. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. At December 25, 2021, cumulative unrealized losses of $5,580 were reported in accumulated other comprehensive income, net of related taxes. At December 26, 2020, cumulative unrealized net gains of $20,474 were reported in accumulated other comprehensive income, net of related taxes.

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

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration to which the Company expects to be entitled for the related products or services. For the large majority of the Company’s sales, transfer of control occurs once product has shipped and title and risk of loss have transferred to the customer. The Company offers certain tangible products with ongoing services promised over a period of time, typically the useful life of the related tangible product. When such services have been identified as both capable of being distinct and separately identifiable from the related tangible product, the associated revenue allocated to such services is recognized over time. The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with map updates and server-based traffic services. In addition, the Company provides map update services (map care) over a contractual period in certain hardware and software contracts with original automotive equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for map updates, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of map updates, map care, and traffic performance obligations. The revenue and associated costs allocated to map updates, map care, and server-based traffic service are deferred and recognized ratably over the estimated life of the products of approximately 3 years for PNDs, or the estimated map care period in OEM contracts of 3-10 years as efforts related to providing these services are generally spread evenly throughout the performance period. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including aviation database subscriptions, incremental navigation and communication service subscriptions, mobile applications, and extended warranties that are recognized over the contractual service period (typically 1-3 years).

The Company records revenue net of sales tax and variable consideration such as trade discounts and customer returns. Payment is due typically within 90 days or less of shipment of product, or upon the grant of a given software license (as applicable). The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, price protection (product discounts offered to retailers to assist in clearing older products from their inventories in advance of new product releases), promotions, and other volume-based incentives. Cooperative advertising incentives payable to dealers and distributors are recorded as reductions of revenue unless the Company obtains proof of a distinct advertising service, in which case the incentive is recorded as advertising expense. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions. Changes in these estimates could negatively affect the Company’s operating results.

Deferred Revenues and Costs

At December 25, 2021 and December 26, 2020, the Company had deferred revenues totaling $129,272 and $136,799, respectively, and related deferred costs totaling $28,322 and $36,655, respectively.

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized over a period of time basis as discussed in the Revenue Recognition portion of this footnote. Billings associated with such items are typically completed upon the transfer of control of promised products or services to the customer and recorded to accounts receivable until payment is received. Deferred costs primarily refer to the license fees incurred by the Company associated with the aforementioned unsatisfied performance obligations, which are amortized over the same period as the revenue is recognized. The Company typically pays the associated license fees either monthly or quarterly in arrears, on a per item shipped or installed basis.

The Company applies a practical expedient, as permitted within ASC 340, to expense as incurred the incremental costs to obtain a contract when the amortization period of the asset that would have otherwise been recognized is one year or less.

Shipping and Handling Costs

Shipping and handling activities are typically performed before the customer obtains control of the good, and the related costs are expensed at the approximate time of sale. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated financial statements.

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

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Balance - beginning of period	$42,643	$39,758	$38,276
Accrual for products sold (1)	69,810	67,028	58,092
Expenditures	(66,986)	(64,143)	(56,610)
Balance - end of period	$45,467	$42,643	$39,758

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

See Note 4 of the Notes to Consolidated Financial Statements for additional information on contingencies.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $171,829, $151,166, and $164,456 for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $840,024, $705,685, and $605,366 for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the Consolidated Balance Sheets within prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within other noncurrent assets if expected to be received beyond one year. Such capitalized costs were approximately $67,349 and $63,610 as of December 25, 2021 and December 26, 2020, respectively.

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

Recently Adopted Accounting Standards

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changed how entities assess and measure credit losses of certain financial instruments, including available-for-sale securities and accounts receivable. The Company adopted the new standard as of the beginning of the 2020 fiscal year. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Receivables – Nonrefundable Fees and Other Costs

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”), which shortened the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The Company adopted the new standard as of the beginning of the 2020 fiscal year. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the new lease standard as of the beginning of the 2019 fiscal year using the optional transition method. The Company did not have a cumulative effect adjustment to retained earnings as a result of adopting the new lease standard, and adoption of the standard did not have a material impact on the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows. The Company elected the package of transitional practical expedients upon adoption which, among other provisions, allowed the Company to carry forward historical lease classification. See Note 14 – Leases for additional information regarding leases.

Intangible – Goodwill and Other

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangible – Goodwill and Other (Topic 350): Simplify the Test for Goodwill Impairment (“ASU 2017-04”) which simplifies the accounting for goodwill impairment. ASU 2017-04 removed “step two” of the goodwill impairment test, such that a goodwill impairment charge is now the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is applied prospectively and was effective for fiscal years, or any goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for any impairment tests performed after January 1, 2017. The Company early adopted ASU 2017-04 in the fourth quarter of the year ended December 28, 2019. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Marketable securities classified as available-for-sale securities are summarized below:

		Available-For-Sale Securities as of December 25, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$—	$—	$—	$—
Agency securities	Level 2	7,000	—	(110)	6,890
Mortgage-backed securities	Level 2	149,692	257	(880)	149,069
Corporate securities	Level 2	1,079,390	9,830	(11,827)	1,077,393
Municipal securities	Level 2	356,037	1,870	(4,864)	353,043
Other	Level 2	31,134	22	(873)	30,283
Total		$1,623,253	$11,979	$(18,554)	$1,616,678

		Available-For-Sale Securities as of December 26, 2020
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$400	$6	$—	$406
Agency securities	Level 2	5,954	56	—	6,010
Mortgage-backed securities	Level 2	239,445	1,051	(1,923)	238,573
Corporate securities	Level 2	984,696	25,962	(1,637)	1,009,021
Municipal securities	Level 2	214,515	3,644	(223)	217,936
Other	Level 2	47,760	167	(1,056)	46,871
Total		$1,492,770	$30,886	$(4,839)	$1,518,817

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral and in the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,988 as of December 25, 2021, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 52-week period ended December 25, 2021.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s Consolidated Statements of Income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets. The cost of securities sold is based on the specific identification method. Approximately 51% of securities in our portfolio were at an unrealized loss position at December 25, 2021.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 25, 2021 and December 26, 2020.

	As of December 25, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	(110)	6,890	—	—	(110)	6,890
Mortgage-backed securities	(148)	18,909	(732)	7,598	(880)	26,507
Corporate securities	(9,466)	499,084	(2,361)	85,033	(11,827)	584,117
Municipal securities	(4,247)	226,009	(617)	29,405	(4,864)	255,414
Other	(467)	17,845	(406)	7,205	(873)	25,050
Total	$(14,438)	$768,737	$(4,116)	$129,241	$(18,554)	$897,978

	As of December 26, 2020
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	(1,849)	85,688	(74)	2,122	(1,923)	87,810
Corporate securities	(1,065)	199,187	(572)	8,625	(1,637)	207,812
Municipal securities	(223)	50,403	—	—	(223)	50,403
Other	(726)	22,600	(330)	3,426	(1,056)	26,026
Total	$(3,863)	$357,878	$(976)	$14,173	$(4,839)	$372,051

As of December 25, 2021 and December 26, 2020, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at December 25, 2021, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$346,377	$347,980
Due after one year through five years	1,236,333	1,229,328
Due after five years through ten years	37,443	36,571
Due after ten years	3,100	2,799
Total	$1,623,253	$1,616,678

4. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting our business. The aggregate amount of purchase orders and other commitments open as of December 25, 2021 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $371,000.

Certain cash balances are held as collateral in relation to bank guarantees. The total amount of restricted cash was $785 and $306 on December 25, 2021 and December 26, 2020, respectively.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 25, 2021. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

5. Employee Benefit Plans

Certain subsidiaries of the Company sponsor various defined contribution employee retirement plans. GII and the Company’s other U.S.-based subsidiaries sponsor a plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 25, 2021, December 26, 2020, and December 28, 2019, expense related to this and other defined contribution plans of $71,262, $63,908, and $55,456, respectively, was recorded within the Company’s Consolidated Statements of Income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions, and associated expense of such plans for the years ended December 25, 2021, December 26, 2020, and December 28, 2019 were not material.

6. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
U.S. federal:
Current	$(13,096)	$(25,220)	$32,874
Deferred	(42,625)	(7,115)	20,388
	$(55,721)	$(32,335)	$53,262
U.S. state:
Current	$(5,876)	$(3,931)	$12,605
Deferred	(8,132)	2,715	831
	$(14,008)	$(1,216)	$13,436
Foreign:
Current	$149,012	$133,622	$77,594
Deferred	45,313	11,015	(109,556)
	$194,325	$144,637	$(31,962)
Total	$124,596	$111,086	$34,736

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Federal income tax expense at U.S. statutory rate	$253,429	$231,718	$207,317
State income tax (benefit) expense, net of federal tax effect	(12,198)	(3,404)	7,827
Foreign-derived intangible income (FDII) deduction	—	—	(4,966)
Foreign tax rate differential	(117,586)	(98,130)	(57,302)
Other foreign taxes less incentives and credits	29,240	3,446	6,360
Withholding tax	22,992	17,026	32,162
Net change in uncertain tax positions	(17,087)	(21,391)	(17,259)
U.S. federal research and development credit	(22,764)	(21,342)	(19,338)
Share-based compensation	(6,362)	(6,114)	(6,169)
Switzerland tax reform - tax assets	(177)	11,016	(117,989)
Other, net	(4,891)	(1,739)	4,093
Income tax expense (benefit)	$124,596	$111,086	$34,736

The Company recorded income tax expense of $124,596 in the year ended December 25, 2021. The Company recorded income tax expense of $111,086 in the year ended December 26, 2020, which included a $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring and was partially offset by income tax expense of $11,016 recognized by the Company in the fourth quarter of 2020 related to the revaluation of certain Switzerland tax assets related to the Switzerland tax reform transitional measures. The Company recorded income tax expense of $34,736 in the year ended December 28, 2019, which included an income tax benefit of $117,989 related to the revaluation and step-up of certain Switzerland tax assets as a result of the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures.

The Company’s statutory federal and cantonal income tax rate in Switzerland, the Company's place of incorporation, was 14.03% in fiscal years 2021 and 2020. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2021 as presented above, the amounts related to tax at the statutory rate would be approximately $84,000 lower, or $169,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $28,000. For 2020, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $155,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $20,000. The Company’s statutory federal income tax rate in Switzerland in 2019 was 7.83%. For 2019, the amounts related to tax at the statutory rate would be approximately $130,000 lower, or $77,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $73,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $1,227,666, $1,059,074, and $606,711, for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

Income taxes of $50,127, $47,236, and $35,982 at December 25, 2021, December 26, 2020, and December 28, 2019, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 25, 2021	December 26, 2020
Deferred tax assets:
Product warranty accruals	$10,578	$10,500
Allowance for doubtful accounts	3,779	4,874
Inventory	—	7,211
Sales program allowances	1,187	1,289
Reserve for sales returns	1,745	2,196
Accrued vacation	14,073	11,438
Other accruals	7,379	10,587
Share-based compensation	12,000	10,201
Tax credit carryforwards	24,508	18,523
Intangible assets	227,295	212,695
Net operating losses	9,069	5,566
Benefit related to uncertain tax positions	3,880	5,239
Operating leases	13,685	15,578
Deferred revenue	20,970	26,199
Other	6,571	1,883
Valuation allowance related to loss carryforward and tax credits	(19,709)	(10,853)
	$337,010	$333,126
Deferred tax liabilities:
Fixed assets	27,970	37,359
Operating leases	13,322	15,343
Prepaid and perpetual license assets	17,350	22,166
Inventory	4,893	—
Other prepaid expenses	71	2,564
Capitalized preproduction design and development costs	8,384	8,408
Book basis in excess of tax basis for acquired entities	32,907	33,154
Withholding tax	89,285	83,329
Other	218	2,192
	$194,400	$204,515
Net deferred tax assets	$142,610	$128,611

At December 25, 2021, the Company had $24,508 of tax credit carryover compared to $18,523 at December 26, 2020. At December 25, 2021, the Company had a deferred tax asset of $9,069 related to the future tax benefit of net operating loss (NOL) carryforwards of $50,919. Included in the NOL carryforwards is $37,916 that relates to Switzerland and expires beginning in 2027, $9,917 that relates to Luxembourg and expires beginning in 2037, $272 that relates to Finland and expires in varying amounts between 2025 and 2028, $575 that relates to the Netherlands and expires in 2026, $40 that relates to Thailand and expires in 2025, and $2,199 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits, as of December 25, 2021 was $65,216. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 25, 2021, December 26, 2020, and December 28, 2019 is as follows:

	December 25, 2021	December 26, 2020	December 28, 2019
Balance beginning of year	$84,985	$101,251	$118,287
Additions based on tax positions related to prior years	—	10,480	398
Reductions based on tax positions related to prior years	(4,727)	(4,169)	(6,556)
Additions based on tax positions related to current period	4,272	16,859	13,806
Reductions related to settlements with tax authorities	—	(935)	(218)
Expiration of statute of limitations	(19,314)	(38,501)	(24,466)
Balance at end of year	$65,216	$84,985	$101,251

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balance of net unrecognized benefits of $54,443, $81,938, and $92,056 are required to be classified as noncurrent at December 25, 2021, December 26, 2020, and December 28, 2019, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 25, 2021, December 26, 2020, and December 28, 2019, the Company had accrued approximately $4,225, $5,666, and $7,636, respectively, for interest. The interest component of the reserve decreased income tax expense for the years ending December 25, 2021 and December 26, 2020 by $1,441, and $1,970, respectively, and increased income tax expense for the year ending December 28, 2019 by $1,023. The Company did not have significant amounts accrued for penalties for the years ending December 25, 2021, December 26, 2020, and December 28, 2019.

The Company files income tax returns in Switzerland, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2017, 2016, 2019, and 2018, respectively.

The Company recognized a reduction of income tax expense, inclusive of interest and net of deferrals, of $22,221, $42,185, and $26,158 in fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $5,000 to $15,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

7. Fair Value of Financial Instruments

As required by the Financial Instruments topic of the FASB ASC, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 25, 2021		December 26, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,498,058	$1,498,058	$1,458,442	$1,458,442
Marketable securities	$1,616,678	$1,616,678	$1,518,817	$1,518,817

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

The products of the Company’s segments are sold through the Company’s network of independent dealers and distributors, our own webshop, as well as through various aviation, marine, and auto OEMs. However, the nature of products and types of customers for the segments vary.

The Company’s Chief Executive Officer, who has been identified as the CODM, uses operating income as the measure of profit or loss, combined with other measures, to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, or capital expenditures by segment to the CODM.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reported segments are presented below, along with supplemental financial information for the consumer auto and auto OEM operating segments that management believes is useful.

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
52-Weeks Ended December 25, 2021
Net sales	$1,533,788	$1,281,933	$712,468	$875,151	$579,455	$324,731	$254,724	$4,982,795
Gross profit	813,325	834,837	519,821	495,310	227,166	153,825	73,341	2,890,459
Operating income (loss)	372,575	480,777	191,775	244,199	(70,706)	45,603	(116,309)	1,218,620

52-Weeks Ended December 26, 2020
Net sales	$1,317,498	$1,128,081	$622,820	$657,848	$460,326	$275,493	$184,833	$4,186,573
Gross profit	697,539	739,777	453,008	384,450	206,562	139,864	66,698	2,481,336
Operating income (loss)	318,884	441,085	137,203	175,724	(18,656)	41,464	(60,120)	1,054,240

52-Weeks Ended December 28, 2019
Net sales	$1,047,527	$917,567	$735,458	$508,850	$548,103	$365,511	$182,592	$3,757,505
Gross profit	532,604	598,443	543,385	302,949	256,595	172,218	84,377	2,233,976
Operating income (loss)	191,858	334,041	252,943	109,876	56,868	63,299	(6,431)	945,586

Net sales, property and equipment, and net assets by geographic area are as shown below for the years ended December 25, 2021, December 26, 2020, and December 28, 2019. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 25, 2021
Net sales to external customers (1)	$2,349,514	$1,858,908	$774,373	$4,982,795
Property and equipment, net	576,481	120,004	370,993	1,067,478
Net assets (2)	3,745,120	1,227,928	1,141,111	6,114,159

December 26, 2020
Net sales to external customers (1)	$1,968,080	$1,579,749	$638,744	$4,186,573
Property and equipment, net	467,269	114,313	273,957	855,539
Net assets (2)	3,327,748	1,163,127	1,025,241	5,516,116

December 28, 2019
Net sales to external customers (1)	$1,817,770	$1,350,533	$589,202	$3,757,505
Property and equipment, net	435,503	65,323	228,095	728,921
Net assets (2)	3,074,155	714,602	1,004,739	4,793,496

(1) The United States is the only country which constitutes greater than 10% of net sales to external customers.

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the stockholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were available for issuance. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2021, 2020, and 2019, there were 4,180, 6,376, and 8,016 RSUs granted under this plan, respectively.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2021, 2020, and 2019, there were 866,614, 753,976, and 786,346 RSUs granted under the 2005 Plan, respectively. No SARs were granted under the 2005 Plan in 2021, 2020, or 2019.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2021, 2020, or 2019.

Stock-Based Compensation Activity

A summary of the Company’s stock-based compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 25, 2021, December 26, 2020, and December 28, 2019 is provided below:

	Stock Options and SARs
	Weighted-Average Exercise Price	Number of Shares
		(In Thousands)
Outstanding at December 29, 2018	$50.92	86
Granted		—
Exercised	$49.07	(20)
Forfeited/Expired		—
Outstanding at December 28, 2019	$51.46	66
Granted		—
Exercised	$51.23	(53)
Forfeited/Expired		—
Outstanding at December 26, 2020	$52.44	13
Granted		—
Exercised	$52.44	(13)
Forfeited/Expired		—
Outstanding at December 25, 2021		—

Exercisable at December 25, 2021		—
Expected to vest after December 25, 2021		—

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 29, 2018	$53.17	2,099
Granted	$85.93	794
Released/Vested	$50.02	(1,053)
Cancelled	$58.62	(61)
Outstanding at December 28, 2019	$69.47	1,779
Granted	$99.57	760
Released/Vested	$64.07	(915)
Cancelled	$72.10	(42)
Outstanding at December 26, 2020	$86.98	1,582
Granted	$116.40	871
Released/Vested	$80.12	(884)
Cancelled	$95.79	(56)
Outstanding at December 25, 2021	$107.60	1,513

The weighted-average remaining contract life of restricted stock units at December 25, 2021 was 1.17 years.

The total fair value of awards vested during 2021, 2020, and 2019, was $70,796, $58,602, and $52,780, respectively. The aggregate intrinsic values of options and SARs exercised during 2021, 2020, and 2019 were $1,040, $3,701, and $952, respectively. The aggregate intrinsic value of RSUs outstanding at December 25, 2021 was $203,457. The aggregate intrinsic values of RSUs released during 2021, 2020, and 2019 were $118,825, $109,952, and $103,702, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $134.48 on December 25, 2021 (based on the closing stock price on December 23, 2021). As of December 25, 2021, there was $110,719 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the weighted average remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 8,000,000 shares of common stock have been reserved for the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2021, 2020, and 2019, there were 385,211, 195,540, and 451,625 shares purchased under the plan for a total purchase price of $34,936, $15,955, and $27,048, respectively. During 2021, 2020, and 2019, the purchases were issued from treasury shares. At December 25, 2021, approximately 1,474,904 shares were available for future issuance. On December 30, 2021, subsequent to Garmin’s fiscal 2021 year end, 179,454 shares were purchased under the plan for a total purchase price of $20,853.

10. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as "equity awards".

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Numerator:
Numerator for basic and diluted net income per share - net income	$1,082,200	$992,324	$952,486

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	192,180	191,085	189,931

Effect of dilutive equity awards	863	810	968

Denominator for diluted net income per share – adjusted weighted-average common shares	193,043	191,895	190,899

Basic net income per share	$5.63	$5.19	$5.01

Diluted net income per share	$5.61	$5.17	$4.99

Shares excluded from diluted net income per share calculation: Anti-dilutive equity awards (in thousands)	235	308	298

11. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the year ended December 25, 2021:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$162,953	$20,474	$183,427
Other comprehensive income before reclassification, net of income tax benefit of $6,490	(39,538)	(25,508)	(65,046)
Amounts reclassified from accumulated other comprehensive income to other income (expense), net of income tax expense of $78 included in income tax provision	—	(546)	(546)
Net current-period other comprehensive income	(39,538)	(26,054)	(65,592)
Balance - end of period	$123,415	$(5,580)	$117,835

12. Revenue

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

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Point in time	$4,762,260	$3,998,251	$3,577,715
Over time	220,535	188,322	179,790
Net sales	$4,982,795	$4,186,573	$3,757,505

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s Consolidated Balance Sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week periods ending December 25, 2021 and December 26, 2020, are presented below:

	Fiscal Year Ended
	December 25, 2021		December 26, 2020
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$136,799	$36,655	$161,891	$48,598
Deferrals in period	213,008	16,345	163,230	17,850
Recognition of deferrals in period	(220,535)	(24,678)	(188,322)	(29,793)
Balance, end of period	$129,272	$28,322	$136,799	$36,655

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the Consolidated Balance Sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the Consolidated Balance Sheets

Of the $220,535 of deferred revenue recognized in the 52-weeks ended December 25, 2021, $80,786 was deferred as of the beginning of the period. Of the $188,322 of deferred revenue recognized in the 52-weeks ended December 26, 2020, $92,618 was deferred as of the beginning of the period.

Of the $129,272 of deferred revenue as of December 25, 2021, approximately seventy-five percent is recognized ratably over a period of three years or less.

13. Leases

The following table represents lease costs recognized in the Company’s Consolidated Statements of Income for the 52-weeks ended December 25, 2021. Lease costs are included in selling, general and administrative expense and research and development expense on the Company’s Condensed Consolidated Statements of Income.

	Fiscal Year Ended
	December 25, 2021	December 26, 2020
Operating lease cost (1)	$35,114	$29,894

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

The following table represents the components of leases that are recognized on the Company’s Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020.

	December 25, 2021	December 26, 2020
Operating lease right-of-use assets	$89,457	$94,626

Other accrued expenses	$20,503	$18,874
Noncurrent operating lease liabilities	70,044	75,958
Total lease liabilities	$90,547	$94,832

Weighted average remaining lease term	5.6 years	6.3 years
Weighted average discount rate	3.3%	3.6%

The following table represents the maturity of lease liabilities.

Year	Amount
2022	$23,276
2023	21,313
2024	17,220
2025	12,835
2026	7,086
Thereafter	17,791
Total	99,521
Less: imputed interest	(8,974)
Present value of lease liabilities	90,547

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (2)	$24,930	$20,401
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,229	$39,009

(2) Included in net cash provided by operating activities on the Company's Statements of Cash Flows

14. Subsequent Events

Changes in Expense Classification and Segment Allocation Methodologies

Beginning with reports filed in the first quarter of fiscal 2022, the Company will reflect a refined methodology used in classifying certain indirect costs in accordance with the way the Company's management will use the information in decision making, which we believe will provide a more meaningful representation of costs incurred to support research and development activities. Future reports will also reflect a refined methodology used to allocate certain selling, general, and administrative expenses to the segments in a more direct manner to provide the Company's CODM with a more meaningful representation of segment profit or loss.

These changes in classification and allocation had no effect on the Company's consolidated operating or net income or on the Company's composition of operating segments and reportable segments. The Company expects to report its financial results in accordance with these changes beginning with the Company's first quarter 2022 Form 10-Q and will recast prior periods to conform to the revised presentation.

We estimate the expense classification change will result in a decrease to research and development expense of approximately $61 million, with a corresponding increase to selling, general, and administrative expenses, for the recast fiscal year ended December 25, 2021.

We estimate the segment allocation change will result in the following impacts to segment operating income for the recast fiscal year ended December 25, 2021:

52-Weeks Ended December 25, 2021 (In millions)
Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
Operating income (decrease) increase	$ (13)	$ (5)	$ 1	$ 6	$ 11	$ 3	$ 8	$ —

Acquisition of Vesper Marine, Ltd.

On December 29, 2021, subsequent to Garmin’s fiscal 2021 year end, the Company acquired the shares of Vesper Marine, Ltd. and its subsidiaries, a privately-held New Zealand company that provides Automatic Identification System (AIS), very high frequency (VHF) radio, and vessel monitoring solutions for the marine industry. This acquisition was not material.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 25, 2021, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

February 16, 2022

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 10, 2022 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 25, 2021.

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

The Audit Committee consists of Joseph J. Hartnett, Charles W. Peffer and Catherine A. Lewis. Mr. Peffer serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the New York Stock Exchange rules. Garmin’s Board of Directors has determined that Mr. Hartnett, Ms. Lewis, and Mr. Peffer are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

Equity Compensation Plan Information

The following table gives information as of December 25, 2021 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon outstanding options, exercise of warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,512,920	N/A	3,854,829
Equity compensation plans not approved by shareholders	—	N/A	—
Total	1,512,920	N/A	3,854,829

Table consists of the Garmin Ltd. 2000 Equity Incentive Plan, as amended and restated on June 27, 2010, the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019, the Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 7, 2019, and the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

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

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Garmin Ltd. 2000 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).*

10.2	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).*

10.3	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).*

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

10.7

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

10.10

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

10.15

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

10.17

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).*

10.18

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

(b) Exhibits

The exhibits listed on the accompanying Exhibit Index in Item 15(a)(3) are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

(c) Financial Statement Schedules

Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Garmin Ltd. and Subsidiaries

(In thousands)

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 25, 2021
Deducted from asset accounts
Allowance for doubtful accounts	$ 11,086	$ (1,290)	$ —	$ (2,716)	$ 7,080
Valuation allowance - Deferred Tax Asset	10,853	4,797	—	(92)	15,558
Total	$ 21,939	$ 3,507	$ —	$ (2,808)	$ 22,638

Year ended December 26, 2020
Deducted from asset accounts
Allowance for doubtful accounts	$ 6,754	$ 5,259	$ —	$ (927)	$ 11,086
Valuation allowance - Deferred Tax Asset	4,562	6,912	—	(621)	10,853
Total	$ 11,316	$ 12,171	$ —	$ (1,548)	$ 21,939

Year ended December 28, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$ 5,487	$ 2,029	$ —	$ (762)	$ 6,754
Valuation allowance - Deferred Tax Asset	4,568	1,556	—	(1,562)	4,562
Total	$ 10,055	$ 3,585	$ —	$ (2,324)	$ 11,316

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 16, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2022.

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

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2021 Form 10-K Annual Report

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