Form 10-Q
period 2022-03-26
GARMIN LTD
filed 2022-04-27
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of April 22, 2022

Registered Shares, CHF 0.10 par value: 193,125,036 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 26, 2022

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	March 26, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$1,417,531	$1,498,058
Marketable securities	375,237	347,980
Accounts receivable, net	599,733	843,445
Inventories	1,339,530	1,227,609
Deferred costs	15,003	15,961
Prepaid expenses and other current assets	335,169	328,719
Total current assets	4,082,203	4,261,772

Property and equipment, net	1,092,520	1,067,478
Operating lease right-of-use assets	101,198	89,457
Noncurrent marketable securities	1,238,500	1,268,698
Deferred income tax assets	301,718	260,205
Noncurrent deferred costs	11,396	12,361
Goodwill	572,996	575,080
Other intangible assets, net	209,325	215,993
Other noncurrent assets	93,393	103,383
Total assets	$7,703,249	$7,854,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$298,992	$370,048
Salaries and benefits payable	170,835	211,371
Accrued warranty costs	40,698	45,467
Accrued sales program costs	68,715	121,514
Other accrued expenses	209,155	225,988
Deferred revenue	86,444	87,654
Income taxes payable	148,268	128,083
Dividend payable	129,394	258,023
Total current liabilities	1,152,501	1,448,148

Deferred income tax liabilities	117,649	117,595
Noncurrent income taxes payable	62,732	62,539
Noncurrent deferred revenue	39,061	41,618
Noncurrent operating lease liabilities	82,127	70,044
Other noncurrent liabilities	337	324

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 193,125 shares outstanding at March 26, 2022 and 192,608 shares outstanding at December 25, 2021	17,979	17,979
Additional paid-in capital	1,982,561	1,960,722
Treasury stock	(294,711)	(303,114)
Retained earnings	4,532,102	4,320,737
Accumulated other comprehensive income	10,911	117,835
Total stockholders’ equity	6,248,842	6,114,159
Total liabilities and stockholders’ equity	$7,703,249	$7,854,427

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Net sales	$1,172,662	$1,072,327
Cost of goods sold	510,183	430,771
Gross profit	662,479	641,556

Advertising expense	34,133	31,061
Selling, general and administrative expenses	190,784	171,987
Research and development expense	209,006	188,849
Total operating expense	433,923	391,897

Operating income	228,556	249,659
Other income (expense):
Interest income	7,553	7,652
Foreign currency losses	(3,506)	(8,281)
Other income	3,261	1,484
Total other income (expense)	7,308	855

Income before income taxes	235,864	250,514
Income tax provision	24,272	30,485
Net income	$211,592	$220,029

Net income per share:
Basic	$1.10	$1.15
Diluted	$1.09	$1.14

Weighted average common shares outstanding:
Basic	192,887	191,896
Diluted	193,579	192,810

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Net income	$211,592	$220,029
Foreign currency translation adjustment	(56,912)	(35,291)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(50,012)	(7,884)
Comprehensive income	$104,668	$176,854

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended March 26, 2022 and March 27, 2021

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	220,029	—	220,029
Translation adjustment	—	—	—	—	(35,291)	(35,291)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,231	—	—	—	—	(7,884)	(7,884)
Comprehensive income						176,854
Dividends declared	—	—	—	(217)	—	(217)
Issuance of treasury stock related to equity awards	—	(10,118)	27,775	—	—	17,657
Stock compensation	—	22,698	—	—	—	22,698
Purchase of treasury stock related to equity awards	—	—	(17,281)	—	—	(17,281)
Balance at March 27, 2021	$17,979	$1,892,934	$(309,522)	$3,974,184	$140,252	$5,715,827

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	211,592	—	211,592
Translation adjustment	—	—	—	—	(56,912)	(56,912)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $14,701	—	—	—	—	(50,012)	(50,012)
Comprehensive income						104,668
Dividends declared	—	—	—	(227)	—	(227)
Issuance of treasury stock related to equity awards	—	(2,867)	23,013	—	—	20,146
Stock compensation	—	24,706	—	—	—	24,706
Purchase of treasury stock related to equity awards	—	—	(14,610)	—	—	(14,610)
Balance at March 26, 2022	$17,979	$1,982,561	$(294,711)	$4,532,102	$10,911	$6,248,842

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Operating Activities:
Net income	$211,592	$220,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,984	23,988
Amortization	12,228	12,902
(Gain) loss on sale or disposal of property and equipment	(1,129)	133
Unrealized foreign currency (gains) losses	(5,113)	7,277
Deferred income taxes	(25,996)	497
Stock compensation expense	24,706	22,698
Realized (gain) loss on marketable securities	(2)	22
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	238,134	281,524
Inventories	(134,807)	(87,450)
Other current and noncurrent assets	(1,628)	(13,710)
Accounts payable	(61,939)	(3,470)
Other current and noncurrent liabilities	(119,159)	(95,977)
Deferred revenue	(3,704)	(7,998)
Deferred costs	1,904	3,945
Income taxes	21,563	3,952
Net cash provided by operating activities	185,634	368,362

Investing activities:
Purchases of property and equipment	(59,715)	(36,894)
Proceeds from sale of property and equipment	1,131	—
Purchase of intangible assets	(547)	(760)
Purchase of marketable securities	(497,526)	(404,599)
Redemption of marketable securities	431,604	354,039
Acquisitions, net of cash acquired	(10,828)	(15,893)
Net cash used in investing activities	(135,881)	(104,107)

Financing activities:
Dividends	(128,856)	(116,655)
Proceeds from issuance of treasury stock related to equity awards	20,146	17,657
Purchase of treasury stock related to equity awards	(14,610)	(17,281)
Net cash used in financing activities	(123,320)	(116,279)

Effect of exchange rate changes on cash and cash equivalents	(6,960)	(6,488)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(80,527)	141,488
Cash, cash equivalents, and restricted cash at beginning of period	1,498,843	1,458,748
Cash, cash equivalents, and restricted cash at end of period	$1,418,316	$1,600,236

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 26, 2022

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Garmin Ltd. and wholly-owned subsidiaries (collectively, the “Company” or “Garmin”). Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 25, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, the condensed consolidated financial statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021. Operating results for the 13-week period ended March 26, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 26, 2022 and March 27, 2021 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

In the first quarter of fiscal 2022, the Company refined the methodology used in classifying certain indirect costs in accordance with the way the Company's management is now using the information in decision making, which management believes provides a more meaningful representation of costs incurred to support research and development activities. As a result, the Company’s condensed consolidated statements of income have been recast for the three months ended March 27, 2021 to reflect a reclassification of $14,365 from research and development expense to selling, general, and administrative expense.

Additionally, in the first quarter of fiscal 2022, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company's Chief Operating Decision Maker (CODM) with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change.

These changes in classification and allocation had no effect on the Company’s consolidated operating or net income.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There were no material changes to the Company’s significant accounting policies during the 13-week period ended March 26, 2022.

Recently Issued Accounting Standards and Pronouncements

Recently adopted accounting standards and recently issued accounting pronouncements not yet adopted are not expected to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Inventories

The components of inventories consist of the following:

	March 26, 2022	December 25, 2021
Raw materials	$545,668	$509,435
Work-in-process	207,340	213,801
Finished goods	586,522	504,373
Inventories	$1,339,530	$1,227,609

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Numerator:
Numerator for basic and diluted net income per share – net income	$211,592	$220,029

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,887	191,896

Effect of dilutive equity awards	692	914

Denominator for diluted net income per share – adjusted weighted-average common shares	193,579	192,810

Basic net income per share	$1.10	$1.15

Diluted net income per share	$1.09	$1.14

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	764	316

4. Segment Information and Geographic Data

Garmin is organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. The fitness, outdoor, aviation, and marine operating segments represent reportable segments. The consumer auto and auto OEM operating segments, which serve the auto market, do not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Fitness, outdoor, aviation, marine, and auto are collectively referred to as the Company's reported segments.

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

As indicated in Note 1 to the condensed consolidated financial statements, in the first quarter of fiscal 2022 the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company’s CODM with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change. Results for the 13-week period ended March 27, 2021 have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reported segments are presented below, along with supplemental financial information for the auto OEM and consumer auto operating segments that management believes is useful.

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
13-Weeks Ended March 26, 2022
Net sales	$220,896	$384,604	$174,766	$254,069	$138,327	$65,130	$73,197	$1,172,662
Gross profit	106,189	247,495	127,543	128,581	52,671	30,960	21,711	662,479
Operating income (loss)	580	148,979	40,127	58,882	(20,012)	3,831	(23,843)	228,556

13-Weeks Ended March 27, 2021
Net sales	$308,125	$256,455	$173,889	$209,372	$124,486	$62,395	$62,091	$1,072,327
Gross profit	173,545	171,676	126,182	121,379	48,774	31,964	16,810	641,556
Operating income (loss)	70,682	92,011	45,014	62,906	(20,954)	9,038	(29,992)	249,659

Net sales to external customers by geographic region were as follows for the 13-week periods ended March 26, 2022 and March 27, 2021. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Americas	$570,634	$503,691
EMEA	397,477	399,508
APAC	204,551	169,128
Net sales to external customers	$1,172,662	$1,072,327

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

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Balance - beginning of period	$45,467	$42,643
Accrual for products sold (1)	10,871	11,456
Expenditures	(15,640)	(14,811)
Balance - end of period	$40,698	$39,288

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of March 26, 2022 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $357,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $785 and $785 on March 26, 2022 and December 25, 2021, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 26, 2022. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 26, 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $24,272 in the 13-week period ended March 26, 2022, compared to income tax expense of $30,485 in the 13-week period ended March 27, 2021. The effective tax rate was 10.3% in the first quarter of 2022, compared to 12.2% in the first quarter of 2021. The decrease was primarily due to an increase in U.S. tax deductions and credits in the first quarter of 2022 compared to the first quarter of 2021.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 26, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	7,000	—	(487)	6,513
Mortgage-backed securities	Level 2	170,419	—	(2,264)	168,155
Corporate securities	Level 2	1,124,686	947	(47,717)	1,077,916
Municipal securities	Level 2	352,245	199	(19,731)	332,713
Other	Level 2	30,675	—	(2,235)	28,440
Total		$1,685,025	$1,146	$(72,434)	$1,613,737

	Available-For-Sale Securities as of December 25, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	7,000	—	(110)	6,890
Mortgage-backed securities	Level 2	149,692	257	(880)	149,069
Corporate securities	Level 2	1,079,390	9,830	(11,827)	1,077,393
Municipal securities	Level 2	356,037	1,870	(4,864)	353,043
Other	Level 2	31,134	22	(873)	30,283
Total		$1,623,253	$11,979	$(18,554)	$1,616,678

The Company’s investment policy targets low risk investments with the objective of minimizing the potential risk of principal loss. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,510 as of March 26, 2022, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 13-week period ended March 26, 2022.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in other comprehensive income on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 80% of securities in the Company’s portfolio were at an unrealized loss position as of March 26, 2022.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 26, 2022 and December 25, 2021.

	As of March 26, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	(487)	6,513	—	—	(487)	6,513
Mortgage-backed securities	(1,757)	52,201	(507)	7,476	(2,264)	59,677
Corporate securities	(32,386)	669,654	(15,331)	192,402	(47,717)	862,056
Municipal securities	(13,953)	231,353	(5,778)	68,672	(19,731)	300,025
Other	(1,293)	20,230	(942)	6,480	(2,235)	26,710
Total	$(49,876)	$979,951	$(22,558)	$275,030	$(72,434)	$1,254,981

	As of December 25, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	(110)	6,890	—	—	(110)	6,890
Mortgage-backed securities	(148)	18,909	(732)	7,598	(880)	26,507
Corporate securities	(9,466)	499,084	(2,361)	85,033	(11,827)	584,117
Municipal securities	(4,247)	226,009	(617)	29,405	(4,864)	255,414
Other	(467)	17,845	(406)	7,205	(873)	25,050
Total	$(14,438)	$768,737	$(4,116)	$129,241	$(18,554)	$897,978

As of March 26, 2022 and December 25, 2021, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to other income for the unrealized losses on agency, mortgage-backed, corporate, municipal, and other securities presented above because the Company's management does not consider the declines in fair value to have resulted from credit losses. Management has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. Management does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at March 26, 2022, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$375,211	$375,237
Due after one year through five years	1,275,626	1,206,941
Due after five years through ten years	31,106	29,025
Due after ten years	3,082	2,534
	$1,685,025	$1,613,737

9. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week period ended March 26, 2022:

	13-Weeks Ended March 26, 2022
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$123,415	$(5,580)	$117,835
Other comprehensive income before reclassification, net of income tax benefit of $14,700	(56,912)	(50,010)	(106,922)
Amounts reclassified from Accumulated other comprehensive income to Other income, net of income tax expense of $1 included in Income tax provision	—	(2)	(2)
Net current-period other comprehensive income	(56,912)	(50,012)	(106,924)
Balance - end of period	$66,503	$(55,592)	$10,911

10. Revenue

In order to further depict how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors, revenue (or “net sales”) is disaggregated by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 4 – Segment Information and Geographic Data. Note 4 also contains disaggregated revenue information of the six major product categories identified by the Company – fitness, outdoor, aviation, marine, consumer auto, and auto OEM.

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

	13-Weeks Ended
	March 26, 2022	March 27, 2021
Point in time	$1,114,200	$1,022,777
Over time	58,462	49,550
Net sales	$1,172,662	$1,072,327

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ended March 26, 2022 are presented below:

	13-Weeks Ended March 26, 2022
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$129,272	$28,322
Deferrals in period	54,695	3,527
Recognition of deferrals in period	(58,462)	(5,450)
Balance, end of period	$125,505	$26,399

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets

Of the $58,462 of deferred revenue recognized in the 13-week period ended March 26, 2022, $28,412 was deferred as of the beginning of the period. Approximately seventy-five percent of the $125,505 of deferred revenue at the end of the period, March 26, 2022, is recognized ratably over a period of three years or less.

11. Subsequent Events

On April 22, 2022, the Board of Directors authorized the Company to repurchase up to $300 million of the Company’s shares through December 29, 2023. The timing and volume of any share repurchases under this authorization will be determined by management at its discretion. Share repurchases, which are subject to market conditions, other business conditions and applicable legal requirements, may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021. Unless the context otherwise requires, references in this document to "we", "us", "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Business Environment Update

Persisting headwinds related to the COVID-19 pandemic, along with Russia’s invasion of Ukraine, have created disruption, uncertainty, and inflationary pressure in the global economy that have affected our business, suppliers, and customers. Our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints. These factors have been further amplified by the current environment, and we expect these supply chain challenges to continue through at least the end of calendar year 2022.

The current business environment may evolve in ways that could impact our operations and financial results. Further, the nature and degree of the effects of the pandemic, Russia’s invasion of Ukraine, supply chain challenges, and inflationary pressure over time remains uncertain. Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

As indicated in Note 1 to the condensed consolidated financial statements, in the first quarter of fiscal 2022 the Company refined the methodology used in classifying certain indirect costs as research and development expense, which we believe provides a more meaningful representation of costs incurred to support research and development activities.

Additionally, as indicated in Note 1 and Note 4 to the condensed consolidated financial statements, in the first quarter of fiscal 2022 the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company’s CODM with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change.

These changes in classification and allocation had no effect on the Company’s consolidated operating or net income. The amounts presented below for selling, general, and administrative expense, research and development expense, segment operating expense, and segment operating income for the 13-week period ended March 27, 2021 have been recast to conform with the current period presentation.

Comparison of 13-Weeks ended March 26, 2022 and March 27, 2021

Net Sales

Net Sales	13-Weeks Ended March 26, 2022	Year-over-Year Change	13-Weeks Ended March 27, 2021
Fitness	$220,896	(28%)	$308,125
Percentage of Total Net Sales	19%		29%
Outdoor	384,604	50%	256,455
Percentage of Total Net Sales	33%		24%
Aviation	174,766	1%	173,889
Percentage of Total Net Sales	15%		16%
Marine	254,069	21%	209,372
Percentage of Total Net Sales	21%		19%
Auto	138,327	11%	124,486
Percentage of Total Net Sales	12%		12%
Consumer Auto	65,130	4%	62,395
Percentage of Total Net Sales	6%		6%
Auto OEM	73,197	18%	62,091
Percentage of Total Net Sales	6%		6%
Total	$1,172,662	9%	$1,072,327

Net sales increased 9% for the 13-week period ended March 26, 2022 when compared to the year-ago quarter. Total unit sales in the first quarter of 2022 decreased to 3,438 when compared to total unit sales of 3,463 in the first quarter of 2021, which differs from the increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 33% in the first quarter of 2022 compared to fitness at 29% in the first quarter of 2021.

The increase in outdoor revenue was primarily driven by strong demand for our adventure watches. Aviation revenue increased primarily due to growth in the OEM product category. Marine revenue increased due to growth across multiple product categories, led by strong demand for our chartplotters. The increase in auto revenue was due to sales growth in both consumer auto and auto OEM products. Fitness revenue decreased due to declines across all product categories, driven primarily by the normalization of demand for cycling products compared to the year-ago quarter, which had benefited from a pandemic-driven shift in consumer behavior.

Gross Profit

Gross Profit	13-Weeks Ended March 26, 2022	Year-over-Year Change	13-Weeks Ended March 27, 2021
Fitness	$106,189	(39%)	$173,545
Percentage of Segment Net Sales	48%		56%
Outdoor	247,495	44%	171,676
Percentage of Segment Net Sales	64%		67%
Aviation	127,543	1%	126,182
Percentage of Segment Net Sales	73%		73%
Marine	128,581	6%	121,379
Percentage of Segment Net Sales	51%		58%
Auto	52,671	8%	48,774
Percentage of Segment Net Sales	38%		39%
Consumer Auto	30,960	(3%)	31,964
Percentage of Segment Net Sales	48%		51%
Auto OEM	21,711	29%	16,810
Percentage of Segment Net Sales	30%		27%
Total	$662,479	3%	$641,556
Percentage of Total Net Sales	56%		60%

Gross profit dollars in the first quarter of 2022 increased 3%, primarily due to the increase in net sales compared to the year-ago quarter, as described above. Consolidated gross margin decreased 330 basis points when compared to the year-ago quarter, primarily due to higher freight costs and a stronger U.S. Dollar that created downward pressure on revenues denominated in currencies that were weaker against the U.S. Dollar.

The fitness, outdoor, marine, and consumer auto gross margins were adversely impacted by higher freight costs and a stronger U.S. Dollar. In the outdoor segment, these impacts were partially offset by a favorable product mix. The auto OEM gross margin increase was primarily attributable to a more favorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended March 26, 2022	Year-over-Year Change	13-Weeks Ended March 27, 2021
Fitness	$105,609	3%	$102,863
Percentage of Segment Net Sales	48%		33%
Outdoor	98,516	24%	79,665
Percentage of Segment Net Sales	26%		31%
Aviation	87,416	8%	81,168
Percentage of Segment Net Sales	50%		47%
Marine	69,699	19%	58,473
Percentage of Segment Net Sales	27%		28%
Auto	72,683	4%	69,728
Percentage of Segment Net Sales	53%		56%
Consumer Auto	27,129	18%	22,926
Percentage of Segment Net Sales	42%		37%
Auto OEM	45,554	(3%)	46,802
Percentage of Segment Net Sales	62%		75%
Total	$433,923	11%	$391,897
Percentage of Total Net Sales	37%		37%

Total operating expense was relatively flat as a percent of revenue and increased 11% in absolute dollars compared to the year-ago quarter.

Advertising expense as a percent of revenue was relatively flat when compared to the year-ago quarter and increased 10% in absolute dollars. The absolute dollar increase was primarily attributable to increased spend on tradeshows.

Selling, general and administrative expense was relatively flat as a percent of revenue and increased 11% in absolute dollars compared to the year-ago quarter. The absolute dollar increase in the first quarter of 2022 was primarily attributable to increased personnel related expenses and information technology costs. Absolute dollar increases in outdoor and auto OEM were more than offset by the corresponding increases in sales, resulting in decreases as percent of revenue of 280 and 180 basis points, respectively. Absolute dollar increases in aviation and consumer auto were greater than the corresponding increases in sales, resulting in increases as a percent of revenue of 160 and 100 basis points, respectively. An absolute dollar decrease in fitness was less than the corresponding decrease in sales, resulting in an increase of 670 basis points as a percent of revenue. Marine expense generally increased in line with the increase in sales.

Research and development expense was relatively flat as a percent of revenue when compared to the year-ago quarter and increased 11% in absolute dollars. The absolute dollar increase was primarily due to higher engineering personnel costs. An absolute dollar increase in outdoor was more than offset by the increase in outdoor sales, resulting in a decrease as percent of revenue of 220 basis points. Absolute dollar increases in fitness, aviation, and consumer auto were greater than the corresponding increases in sales, resulting in increases as a percent of revenue of 680, 170, and 280 basis points, respectively. Auto OEM expense was relatively flat in absolute dollars and decreased 1,150 basis points as a percent of revenue as revenue grew over the year-ago quarter. Marine expense generally increased in line with the increase in sales.

Operating Income

Operating Income (Loss)	13-Weeks Ended March 26, 2022	Year-over-Year Change	13-Weeks Ended March 27, 2021
Fitness	$580	(99%)	$70,682
Percentage of Segment Net Sales	0%		23%
Outdoor	148,979	62%	92,011
Percentage of Segment Net Sales	39%		36%
Aviation	40,127	(11%)	45,014
Percentage of Segment Net Sales	23%		26%
Marine	58,882	(6%)	62,906
Percentage of Segment Net Sales	23%		30%
Auto	(20,012)	(4%)	(20,954)
Percentage of Segment Net Sales	(14%)		(17%)
Consumer Auto	3,831	(58%)	9,038
Percentage of Segment Net Sales	6%		14%
Auto OEM	(23,843)	(21%)	(29,992)
Percentage of Segment Net Sales	(33%)		(48%)
Total	$228,556	(8%)	$249,659
Percentage of Total Net Sales	19%		23%

Operating income decreased 8% in absolute dollars and decreased 380 basis points as a percent of revenue when compared to the year-ago quarter. This decrease was due to lower gross margin and relatively flat expenses as a percent of revenue, as described above. Auto OEM experienced an operating loss in the current quarter, and we expect this trend to continue through 2022 as we continue to invest in certain auto OEM programs.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended March 26, 2022	13-Weeks Ended March 27, 2021
Interest income	$7,553	$7,652
Foreign currency losses	(3,506)	(8,281)
Other income	3,261	1,484
Total	$7,308	$855

The average interest rate returns on cash and investments during the first quarter of 2022 was 1.0%, consistent with 1.0% during the same quarter of 2021.

Foreign currency gains and losses for the Company are typically driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Japanese Yen, Polish Zloty, and Swiss Franc. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $3.5 million currency loss recognized in the first quarter of 2022 was primarily due to the U.S. Dollar strengthening against the Polish Zloty, Euro, and Japanese Yen, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-week period ended March 26, 2022. During this period, the U.S. Dollar strengthened 5.7% against the Polish Zloty, 3.0% against the Euro, and 6.2% against the Japanese Yen, resulting in losses of $6.0 million, $5.1 million, and $1.6 million, respectively, while the U.S. Dollar strengthened 3.5% against the Taiwan Dollar, resulting in a gain of $8.2 million. The remaining net currency gain of $1.0 million was related to the impacts of other currencies, each of which was individually immaterial.

The $8.3 million currency loss recognized in the first quarter of 2021 was primarily due to the U.S. Dollar strengthening against the Euro and Japanese Yen, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar and weakening against the British Pound, within the 13-week period ended March 27, 2021. During this period, the U.S. Dollar strengthened 3.3% against the Euro and 5.6% against the Japanese Yen, resulting in losses of $11.0 million and $1.4 million, respectively, while the U.S. Dollar strengthened 1.7% against the Taiwan Dollar and weakened 1.8% against the British Pound, resulting in gains of $4.7 million and $1.3 million, respectively. The remaining net currency loss of $1.9 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $24.3 million in the 13-week period ended March 26, 2022, compared to income tax expense of $30.5 million in the 13-week period ended March 27, 2021. The effective tax rate was 10.3% in the first quarter of 2022, compared to 12.2% in the first quarter of 2021. The decrease was primarily due to an increase in U.S. tax deductions and credits in the 13-week period ended March 26, 2022 compared to the year-ago quarter.

Net Income

As a result of the above, net income for the 13-week period ended March 26, 2022 was $211.6 million compared to $220.0 million for the 13-week period ended March 27, 2021, a decrease of $8.4 million.

Liquidity and Capital Resources

As of March 26, 2022, we had approximately $3.0 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, fund share repurchases, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

It is management’s goal to invest the on-hand cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary purpose is to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarters of 2022 and 2021 were approximately 1.0% and 1.0%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $185.6 million for the first quarter of 2022, compared to $368.4 million for the first quarter of 2021. The decrease was primarily due to higher purchases of inventory associated with the Company's strategy to increase days of supply to support our increasingly diversified product lines, and a decrease in collections of accounts receivable when compared to the year-ago quarter.

Cash used in investing activities totaled $135.9 million in the first quarter of 2022, compared to $104.1 million for the first quarter of 2021. The increase was primarily due to higher capital expenditures as the Company invested more heavily in platforms for growth.

Cash used in financing activities totaled $123.3 million for the first quarter of 2022, compared to $116.3 million for the first quarter of 2021. This increase was primarily due to higher cash dividend payments in the first quarter of 2022, as our declared dividend increased from $0.61 per share for the four calendar quarters beginning in June 2020 to $0.67 per share for the four calendar quarters beginning in June 2021.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of March 26, 2022, the Company had fixed lease payment obligations of $116.0 million, with $24.8 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of March 26, 2022, the Company had inventory purchase obligations of $1,212.8 million, with $941.7 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of March 26, 2022, the Company had other purchase obligations of $549.4 million, with $348.8 million payable within 12 months.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 26, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no material changes during the 13-week period ended March 26, 2022 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 26, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 26, 2022 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. For additional information, see Note 6 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no material changes during the 13-week period ended March 26, 2022 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 10.1	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on April 22, 2022.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: April 27, 2022