Form 10-Q
period 2022-09-24
GARMIN LTD
filed 2022-10-26
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 21, 2022

Registered Shares, CHF 0.10 par value: 191,663,933 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 24, 2022

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$1,082,338	$1,498,058
Marketable securities	378,705	347,980
Accounts receivable, net	641,072	843,445
Inventories	1,533,271	1,227,609
Deferred costs	14,398	15,961
Prepaid expenses and other current assets	318,339	328,719
Total current assets	3,968,123	4,261,772

Property and equipment, net	1,100,257	1,067,478
Operating lease right-of-use assets	121,937	89,457
Noncurrent marketable securities	1,236,350	1,268,698
Deferred income tax assets	390,105	260,205
Noncurrent deferred costs	10,393	12,361
Goodwill	540,740	575,080
Other intangible assets, net	179,890	215,993
Other noncurrent assets	79,811	103,383
Total assets	$7,627,606	$7,854,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$268,674	$370,048
Salaries and benefits payable	184,802	211,371
Accrued warranty costs	39,925	45,467
Accrued sales program costs	75,182	121,514
Other accrued expenses	195,117	225,988
Deferred revenue	88,563	87,654
Income taxes payable	169,665	128,083
Dividend payable	420,995	258,023
Total current liabilities	1,442,923	1,448,148

Deferred income tax liabilities	117,941	117,595
Noncurrent income taxes payable	50,943	62,539
Noncurrent deferred revenue	37,068	41,618
Noncurrent operating lease liabilities	100,181	70,044
Other noncurrent liabilities	361	324

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 192,180 shares outstanding at September 24, 2022 and 192,608 shares outstanding at December 25, 2021	17,979	17,979
Additional paid-in capital	2,027,019	1,960,722
Treasury stock (5,897 and 5,469 shares, respectively)	(398,974)	(303,114)
Retained earnings	4,439,004	4,320,737
Accumulated other comprehensive (loss) income	(206,839)	117,835
Total stockholders’ equity	5,878,189	6,114,159
Total liabilities and stockholders’ equity	$7,627,606	$7,854,427

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$1,140,434	$1,191,973	$3,553,931	$3,591,206
Cost of goods sold	469,935	496,026	1,492,126	1,472,852
Gross profit	670,499	695,947	2,061,805	2,118,354

Advertising expense	32,888	36,705	110,378	110,705
Selling, general and administrative expenses	189,546	177,647	571,541	530,351
Research and development expense	208,692	198,925	619,215	573,798
Total operating expense	431,126	413,277	1,301,134	1,214,854

Operating income	239,373	282,670	760,671	903,500
Other income (expense):
Interest income	10,472	6,897	26,520	21,568
Foreign currency losses	(29,863)	(15,014)	(55,809)	(30,621)
Other income	285	833	3,716	3,511
Total other income (expense)	(19,106)	(7,284)	(25,573)	(5,542)

Income before income taxes	220,267	275,386	735,098	897,958
Income tax provision	9,419	16,347	54,785	101,894
Net income	$210,848	$259,039	$680,313	$796,064

Net income per share:
Basic	$1.09	$1.35	$3.53	$4.14
Diluted	$1.09	$1.34	$3.52	$4.13

Weighted average common shares outstanding:
Basic	192,672	192,322	192,878	192,123
Diluted	193,105	193,185	193,378	192,955

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$210,848	$259,039	$680,313	$796,064
Foreign currency translation adjustment	(117,360)	(8,702)	(239,167)	(16,313)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(18,867)	(3,169)	(85,507)	(12,358)
Comprehensive income	$74,621	$247,168	$355,639	$767,393

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 24, 2022 and September 25, 2021

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 26, 2021	$17,979	$1,927,137	$(303,369)	$3,775,874	$166,627	$5,584,248
Net income	—	—	—	259,039	—	259,039
Translation adjustment	—	—	—	—	(8,702)	(8,702)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $609	—	—	—	—	(3,169)	(3,169)
Comprehensive income						247,168
Dividends	—	—	—	(1)	—	(1)
Issuance of treasury stock related to equity awards	—	(28)	28	—	—	—
Stock compensation	—	23,355	—	—	—	23,355
Purchase of treasury stock related to equity awards	—	—	(32)	—	—	(32)
Balance at September 25, 2021	$17,979	$1,950,464	$(303,373)	$4,034,912	$154,756	$5,854,738

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 25, 2022	$17,979	$2,008,931	$(315,886)	$4,225,521	$(70,612)	$5,865,933
Net income	—	—	—	210,848	—	210,848
Translation adjustment	—	—	—	—	(117,360)	(117,360)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,744	—	—	—	—	(18,867)	(18,867)
Comprehensive income						74,621
Dividends	—	—	—	2,635	—	2,635
Issuance of treasury stock related to equity awards	—	(28)	28	—	—	—
Stock compensation	—	18,116	—	—	—	18,116
Purchase of treasury stock related to equity awards	—	—	(27)	—	—	(27)
Purchase of treasury stock under share repurchase plan	—	—	(83,089)	—	—	(83,089)
Balance at September 24, 2022	$17,979	$2,027,019	$(398,974)	$4,439,004	$(206,839)	$5,878,189

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 24, 2022 and September 25, 2021

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	796,064	—	796,064
Translation adjustment	—	—	—	—	(16,313)	(16,313)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,918	—	—	—	—	(12,358)	(12,358)
Comprehensive income						767,393
Dividends	—	—	—	(515,524)	—	(515,524)
Issuance of treasury stock related to equity awards	—	1,454	34,279	—	—	35,733
Stock compensation	—	68,656	—	—	—	68,656
Purchase of treasury stock related to equity awards	—	—	(17,636)	—	—	(17,636)
Balance at September 25, 2021	$17,979	$1,950,464	$(303,373)	$4,034,912	$154,756	$5,854,738

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	680,313	—	680,313
Translation adjustment	—	—	—	—	(239,167)	(239,167)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $25,202	—	—	—	—	(85,507)	(85,507)
Comprehensive income						355,639
Dividends	—	—	—	(562,046)	—	(562,046)
Issuance of treasury stock related to equity awards	—	8,426	32,626	—	—	41,052
Stock compensation	—	57,871	—	—	—	57,871
Purchase of treasury stock related to equity awards	—	—	(14,750)	—	—	(14,750)
Purchase of treasury stock under share repurchase plan	—	—	(113,736)	—	—	(113,736)
Balance at September 24, 2022	$17,979	$2,027,019	$(398,974)	$4,439,004	$(206,839)	$5,878,189

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 24, 2022	September 25, 2021
Operating Activities:
Net income	$680,313	$796,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,005	75,272
Amortization	34,349	38,485
(Gain) loss on sale or disposal of property and equipment	(1,652)	246
Unrealized foreign currency losses	45,498	24,390
Deferred income taxes	(101,133)	8,358
Stock compensation expense	57,871	68,656
Realized loss (gain) on marketable securities	982	(513)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	156,666	197,024
Inventories	(442,312)	(357,387)
Other current and noncurrent assets	29,299	(31,398)
Accounts payable	(64,199)	57,602
Other current and noncurrent liabilities	(84,287)	(39,941)
Deferred revenue	(3,299)	(6,914)
Deferred costs	3,426	7,547
Income taxes	20,067	5,974
Net cash provided by operating activities	419,594	843,465

Investing activities:
Purchases of property and equipment	(184,928)	(187,960)
Proceeds from sale of property and equipment	1,693	26
Purchase of intangible assets	(1,411)	(1,408)
Purchase of marketable securities	(1,044,942)	(1,081,789)
Redemption of marketable securities	923,894	975,318
Acquisitions, net of cash acquired	(13,455)	(15,893)
Net cash used in investing activities	(319,149)	(311,706)

Financing activities:
Dividends	(399,074)	(362,602)
Proceeds from issuance of treasury stock related to equity awards	41,052	35,733
Purchase of treasury stock related to equity awards	(14,750)	(17,636)
Purchase of treasury stock under share repurchase plan	(105,206)	—
Net cash used in financing activities	(477,978)	(344,505)

Effect of exchange rate changes on cash and cash equivalents	(38,265)	(6,172)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(415,798)	181,082
Cash, cash equivalents, and restricted cash at beginning of period	1,498,843	1,458,748
Cash, cash equivalents, and restricted cash at end of period	$1,083,045	$1,639,830

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 24, 2022

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Garmin Ltd. and wholly-owned subsidiaries (collectively, the “Company” or “Garmin”). Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 25, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, the condensed consolidated financial statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021. Operating results for the 13-week and 39-week periods ended September 24, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 24, 2022 and September 25, 2021 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

In the first quarter of fiscal 2022, the Company refined the methodology used in classifying certain indirect costs in accordance with the way the Company's management is now using the information in decision making, which management believes provides a more meaningful representation of costs incurred to support research and development activities. As a result, the Company’s condensed consolidated statements of income have been recast for the 13-week and 39-week periods ended September 25, 2021 to reflect reclassifications of $15,132 and $44,455, respectively, from research and development expense to selling, general, and administrative expense.

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

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 24, 2022.

Recently Issued Accounting Standards and Pronouncements

Recently adopted accounting standards and recently issued accounting pronouncements not yet adopted are not expected to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Inventories

The components of inventories consist of the following:

	September 24, 2022	December 25, 2021
Raw materials	$539,691	$509,435
Work-in-process	194,398	213,801
Finished goods	799,182	504,373
Inventories	$1,533,271	$1,227,609

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Numerator:
Numerator for basic and diluted net income per share – net income	$210,848	$259,039	$680,313	$796,064

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,672	192,322	192,878	192,123

Effect of dilutive equity awards	433	863	500	832

Denominator for diluted net income per share – adjusted weighted-average common shares	193,105	193,185	193,378	192,955

Basic net income per share	$1.09	$1.35	$3.53	$4.14

Diluted net income per share	$1.09	$1.34	$3.52	$4.13

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	754	311	759	313

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

As indicated in Note 1 to the condensed consolidated financial statements, in the first quarter of fiscal 2022 the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company’s CODM with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change. Results for the 13-week and 39-week periods ended September 25, 2021 have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reported segments are presented below, along with supplemental financial information for the auto OEM and consumer auto operating segments that management believes is useful.

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
13-Weeks Ended September 24, 2022
Net sales	$279,875	$340,388	$188,043	$196,506	$135,622	$66,444	$69,178	$1,140,434
Gross profit	147,716	219,980	137,732	110,747	54,324	30,432	23,892	670,499
Operating income (loss)	40,850	120,842	48,487	44,950	(15,756)	2,105	(17,861)	239,373

13-Weeks Ended September 25, 2021
Net sales	$342,316	$323,856	$180,165	$207,534	$138,102	$82,914	$55,188	$1,191,973
Gross profit	183,028	210,522	131,260	116,152	54,985	39,342	15,643	695,947
Operating income (loss)	74,469	122,875	51,747	55,142	(21,563)	11,979	(33,542)	282,670

39-Weeks Ended September 24, 2022
Net sales	$772,867	$1,106,908	$567,548	$693,369	$413,239	$211,902	$201,337	$3,553,931
Gross profit	387,921	720,731	413,206	376,734	163,213	98,645	64,568	2,061,805
Operating income (loss)	64,894	424,071	150,359	172,451	(51,104)	15,058	(66,162)	760,671

39-Weeks Ended September 25, 2021
Net sales	$1,063,642	$903,715	$534,886	$678,698	$410,265	$231,587	$178,678	$3,591,206
Gross profit	581,765	590,355	389,376	390,141	166,717	113,567	53,150	2,118,354
Operating income (loss)	258,884	335,728	147,888	209,140	(48,140)	37,371	(85,511)	903,500

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 24, 2022 and September 25, 2021. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Americas	$563,310	$573,331	$1,780,117	$1,723,415
EMEA	382,865	442,622	1,192,893	1,330,855
APAC	194,259	176,020	580,921	536,936
Net sales to external customers	$1,140,434	$1,191,973	$3,553,931	$3,591,206

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

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Balance - beginning of period	$39,949	$44,575	$45,467	$42,643
Accrual for products sold (1)	16,913	13,272	41,939	47,717
Expenditures	(16,937)	(14,998)	(47,481)	(47,511)
Balance - end of period	$39,925	$42,849	$39,925	$42,849

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

6. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of September 24, 2022 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $363,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $707 and $785 on September 24, 2022 and December 25, 2021, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 24, 2022. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 24, 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

7. Income Taxes

The Company recorded income tax expense of $9,419 in the 13-week period ended September 24, 2022, compared to income tax expense of $16,347 in the 13-week period ended September 25, 2021. The effective tax rate was 4.3% in the third quarter of 2022, compared to 5.9% in the third quarter of 2021. The decrease was primarily due to income mix by jurisdiction and an increase in U.S. tax deductions and credits in the third quarter of 2022 compared to the third quarter of 2021.

The Company recorded income tax expense of $54,785 in the first three quarters of 2022, compared to income tax expense of $101,894 in the first three quarters of 2021. The effective tax rate was 7.5% in the first three quarters of 2022, compared to 11.3% in the first three quarters of 2021. The decrease was primarily due to income mix by jurisdiction and an increase in U.S. tax deductions and credits in the first three quarters of 2022 compared to the first three quarters of 2021.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 24, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	7,000	—	(790)	6,210
Mortgage-backed securities	Level 2	47,923	1	(4,556)	43,368
Commercial paper	Level 2	201,363	—	—	201,363
Corporate debt securities	Level 2	1,132,104	123	(81,781)	1,050,446
Municipal securities	Level 2	332,225	17	(28,396)	303,846
Other	Level 2	11,724	—	(1,902)	9,822
Total		$1,732,339	$141	$(117,425)	$1,615,055

	Available-For-Sale Securities as of December 25, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	7,000	—	(110)	6,890
Mortgage-backed securities	Level 2	149,692	257	(880)	149,069
Commercial paper	Level 2	—	—	—	—
Corporate debt securities	Level 2	1,079,390	9,830	(11,827)	1,077,393
Municipal securities	Level 2	356,037	1,870	(4,864)	353,043
Other	Level 2	31,134	22	(873)	30,283
Total		$1,623,253	$11,979	$(18,554)	$1,616,678

The primary objectives of the Company’s investment policy are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. The fair value of securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors.

Accrued interest receivable, which totaled $10,506 as of September 24, 2022, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 24, 2022.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in other comprehensive income on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 97% of securities in the Company’s portfolio were at an unrealized loss position as of September 24, 2022.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 24, 2022 and December 25, 2021.

	As of September 24, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	—	—	(790)	6,210	(790)	6,210
Mortgage-backed securities	(3,208)	35,482	(1,348)	7,668	(4,556)	43,150
Commercial paper	—	—	—	—	—	—
Corporate debt securities	(39,596)	674,818	(42,185)	356,855	(81,781)	1,031,673
Municipal securities	(9,450)	141,651	(18,946)	152,896	(28,396)	294,547
Other	—	—	(1,902)	9,327	(1,902)	9,327
Total	$(52,254)	$851,951	$(65,171)	$532,956	$(117,425)	$1,384,907

	As of December 25, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	(110)	6,890	—	—	(110)	6,890
Mortgage-backed securities	(148)	18,909	(732)	7,598	(880)	26,507
Commercial paper	—	—	—	—	—	—
Corporate debt securities	(9,466)	499,084	(2,361)	85,033	(11,827)	584,117
Municipal securities	(4,247)	226,009	(617)	29,405	(4,864)	255,414
Other	(467)	17,845	(406)	7,205	(873)	25,050
Total	$(14,438)	$768,737	$(4,116)	$129,241	$(18,554)	$897,978

As of September 24, 2022 and December 25, 2021, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 24, 2022, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$381,607	$378,705
Due after one year through five years	1,329,366	1,217,361
Due after five years through ten years	17,505	15,746
Due after ten years	3,861	3,243
Total	$1,732,339	$1,615,055

9. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. On June 10, 2022, the Company's shareholders approved a dividend of $2.92 per share, subject to possible adjustment based on the total amount of the dividend in Swiss Francs as approved at the annual meeting, and payable in four equal installments on dates to be determined by the Board of Directors. A reduction of retained earnings and a corresponding liability were recorded at the time of shareholders' approval and are periodically adjusted based on the number of applicable shares outstanding. The Company paid dividends of $399,074 for the 39-week period ended September 24, 2022.

On June 4, 2021, the Company's shareholders approved a dividend of $2.68 per share, $1.34 of which was paid in the Company’s 2021 fiscal year, and $1.34 of which was paid in the Company’s 2022 fiscal year.

Share Repurchase Program

On April 22, 2022, the Board of Directors approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 29, 2023. As of September 24, 2022, the Company had repurchased 1,187 shares for $113,736, leaving approximately $186,264 available to repurchase additional shares under the Program.

10. Accumulated Other Comprehensive Income

The following provides required disclosure of changes in accumulated other comprehensive income (AOCI) balances by component for the 13-week and 39-week periods ended September 24, 2022:

	13-Weeks Ended September 24, 2022
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$1,608	$(72,220)	$(70,612)
Other comprehensive income (loss) before reclassification, net of income tax benefit of $5,798	(117,360)	(19,022)	(136,382)
Amounts reclassified from accumulated other comprehensive income (loss) to other income, net of income tax benefit of $54 included in income tax provision	—	155	155
Net current-period other comprehensive income (loss)	(117,360)	(18,867)	(136,227)
Balance - end of period	$(115,752)	$(91,087)	$(206,839)

	39-Weeks Ended September 24, 2022
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$123,415	$(5,580)	$117,835
Other comprehensive income (loss) before reclassification, net of income tax benefit of $25,468	(239,167)	(86,223)	(325,390)
Amounts reclassified from accumulated other comprehensive income (loss) to other income, net of income tax benefit of $266 included in income tax provision	—	716	716
Net current-period other comprehensive income (loss)	(239,167)	(85,507)	(324,674)
Balance - end of period	$(115,752)	$(91,087)	$(206,839)

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

	13-Weeks Ended		39-Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Point in time	$1,073,058	$1,132,339	$3,366,382	$3,429,686
Over time	67,376	59,634	187,549	161,520
Net sales	$1,140,434	$1,191,973	$3,553,931	$3,591,206

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ended September 24, 2022 are presented below:

	39-Weeks Ended September 24, 2022
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$129,272	$28,322
Deferrals in period	183,907	12,307
Recognition of deferrals in period	(187,548)	(15,838)
Balance, end of period	$125,631	$24,791

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets

Of the $187,548 of deferred revenue recognized in the 39-week period ended September 24, 2022, $72,898 was deferred as of the beginning of the period. Approximately eighty percent of the $125,631 of deferred revenue at the end of the period, September 24, 2022, is recognized ratably over a period of three years or less.

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

Business Environment Update

A number of headwinds including high inflation, rising interest rates, and the strengthening of the U.S. Dollar relative to other major currencies have continued to lead to uncertainty in the economic environment. Additionally, while our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints, these factors have been further amplified by the current environment, including Russia’s invasion of Ukraine and the lingering impacts of the COVID-19 pandemic. We expect these economic and supply chain challenges to persist through the end of 2022 and beyond.

While Russia’s invasion of Ukraine has not had a material direct impact on our business, and our related direct exposure is limited, the nature and degree of the effects of that conflict, as well as the effects of the current economic environment over time remain uncertain. Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

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

These changes in classification and allocation had no effect on the Company’s consolidated operating or net income. The amounts presented below for selling, general, and administrative expense, research and development expense, segment operating expense, and segment operating income for the 13-week and 39-week periods ended September 25, 2021 have been recast to conform with the current period presentation.

Comparison of 13-Weeks ended September 24, 2022 and September 25, 2021

Net Sales

Net Sales	13-Weeks Ended September 24, 2022	Year-over-Year Change	13-Weeks Ended September 25, 2021
Fitness	$279,875	(18%)	$342,316
Percentage of Total Net Sales	25%		29%
Outdoor	340,388	5%	323,856
Percentage of Total Net Sales	30%		27%
Aviation	188,043	4%	180,165
Percentage of Total Net Sales	16%		15%
Marine	196,506	(5%)	207,534
Percentage of Total Net Sales	17%		17%
Auto	135,622	(2%)	138,102
Percentage of Total Net Sales	12%		12%
Consumer Auto	66,444	(20%)	82,914
Percentage of Total Net Sales	6%		7%
Auto OEM	69,178	25%	55,188
Percentage of Total Net Sales	6%		5%
Total	$1,140,434	(4%)	$1,191,973

Net sales decreased 4% for the 13-week period ended September 24, 2022 when compared to the year-ago quarter. Total unit sales in the third quarter of 2022 decreased to 3,491 when compared to total unit sales of 3,798 in the third quarter of 2021, which differs from the percent decrease in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 30% in the third quarter of 2022 compared to fitness at 29% in the third quarter of 2021.

The increase in outdoor revenue was primarily driven by growth in adventure watches and inReach devices and services, partially offset by declines in other product lines. The aviation revenue increase was driven by sales growth in multiple product lines, primarily in aftermarket. Fitness revenue decreased primarily due to declines in our advanced wellness and indoor cycling products. Marine revenue decreased primarily due to the return of typical seasonality trends. Auto revenue decreased as a sales decline in our consumer auto products more than offset the sales growth in auto OEM programs.

Gross Profit

Gross Profit	13-Weeks Ended September 24, 2022	Year-over-Year Change	13-Weeks Ended September 25, 2021
Fitness	$147,716	(19%)	$183,028
Percentage of Segment Net Sales	53%		53%
Outdoor	219,980	4%	210,522
Percentage of Segment Net Sales	65%		65%
Aviation	137,732	5%	131,260
Percentage of Segment Net Sales	73%		73%
Marine	110,747	(5%)	116,152
Percentage of Segment Net Sales	56%		56%
Auto	54,324	(1%)	54,985
Percentage of Segment Net Sales	40%		40%
Consumer Auto	30,432	(23%)	39,342
Percentage of Segment Net Sales	46%		47%
Auto OEM	23,892	53%	15,643
Percentage of Segment Net Sales	35%		28%
Total	$670,499	(4%)	$695,947
Percentage of Total Net Sales	59%		58%

Gross profit dollars in the third quarter of 2022 decreased 4%, primarily due to the decrease in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin was slightly higher when compared to the year-ago quarter, as a favorable segment mix and lower freight costs offset the net unfavorable impact of the strengthening of the U.S. Dollar relative to other major currencies. The fitness, outdoor, aviation, marine, and auto gross margins were each relatively flat when compared to the year-ago quarter.

Operating Expense

Operating Expense	13-Weeks Ended September 24, 2022	Year-over-Year Change	13-Weeks Ended September 25, 2021
Advertising expense	$32,888	(10%)	$36,705
Percentage of Total Net Sales	3%		3%
Selling, General and administrative expenses	189,546	7%	177,647
Percentage of Total Net Sales	17%		15%
Research and development expense	208,692	5%	198,925
Percentage of Total Net Sales	18%		17%
Total	$431,126	4%	$413,277
Percentage of Total Net Sales	38%		35%

Total operating expense increased 310 basis points and 4% in absolute dollars when compared to the year-ago quarter.

Advertising expense as a percent of revenue was relatively flat and decreased 10% in absolute dollars when compared to the year-ago quarter. The absolute dollar decrease was primarily attributable to decreased cooperative spend.

Selling, general and administrative expense increased 170 basis points as a percent of revenue and 7% in absolute dollars compared to the year-ago quarter. The absolute dollar expense increase in the third quarter of 2022 was primarily attributable to increased personnel related expenses and information technology costs.

Research and development expense increased 160 basis points as a percent of revenue and 5% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 24, 2022	Year-over-Year Change	13-Weeks Ended September 25, 2021
Fitness	$40,850	(45%)	$74,469
Percentage of Segment Net Sales	15%		22%
Outdoor	120,842	(2%)	122,875
Percentage of Segment Net Sales	36%		38%
Aviation	48,487	(6%)	51,747
Percentage of Segment Net Sales	26%		29%
Marine	44,950	(18%)	55,142
Percentage of Segment Net Sales	23%		27%
Auto	(15,756)	(27%)	(21,563)
Percentage of Segment Net Sales	(12%)		(16%)
Consumer Auto	2,105	(82%)	11,979
Percentage of Segment Net Sales	3%		14%
Auto OEM	(17,861)	(47%)	(33,542)
Percentage of Segment Net Sales	(26%)		(61%)
Total	$239,373	(15%)	$282,670
Percentage of Total Net Sales	21%		24%

Operating income decreased 15% in absolute dollars and 270 basis points as a percent of revenue when compared to the year-ago quarter. The decrease as a percent of revenue was due to higher operating expenses, while net sales declined, as described above. Decreases in operating income in fitness, outdoor, aviation, marine, and consumer auto were partially offset by improved performance in auto OEM.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 24, 2022	13-Weeks Ended September 25, 2021
Interest income	$10,472	$6,897
Foreign currency losses	(29,863)	(15,014)
Other income	285	833
Total	$(19,106)	$(7,284)

The average interest rate returns on cash and investments during the third quarter of 2022 was 1.5%, compared to 0.9% during the same quarter of 2021.

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

The $29.9 million currency loss recognized in the third quarter of 2022 was primarily due to the U.S. Dollar strengthening against the Polish Zloty, Euro, Australian Dollar, British Pound Sterling, Chinese Yuan, and Japanese Yen, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-week period ended September 24, 2022. During this period, the U.S. Dollar strengthened 8.8% against the Polish Zloty, 8.2% against the Euro, 5.3% against the Australian Dollar, 11.5% against the British Pound Sterling, 5.4% against the Chinese Yuan, and 5.7% against the Japanese Yen resulting in losses of $15.4 million, $12.2 million, $5.0 million, $4.3 million, $3.3 million, and $1.9 million, respectively, partially offset by the U.S. Dollar strengthening 6.6% against the Taiwan Dollar, resulting in a gain of $17.1 million. The remaining net currency loss of $4.9 million was related to the impacts of other currencies, each of which was individually immaterial.

The $15.0 million currency loss recognized in the third quarter of 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Australian Dollar, and British Pound Sterling and weakening against the Taiwan Dollar within the 13-week period ended September 25, 2021. During this period, the U.S. Dollar strengthened 1.8% against the Euro, 3.6% against the Polish Zloty, 3.8% against the Australian Dollar, and 1.4% against the British Pound Sterling, resulting in losses of $4.1 million, $3.0 million, $1.4 million, and $0.9 million, respectively, while the U.S. Dollar weakened 0.6% against the Taiwan Dollar, resulting in a loss of $2.7 million. The remaining net currency loss of $2.9 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $9.4 million in the 13-week period ended September 24, 2022, compared to income tax expense of $16.3 million in the 13-week period ended September 25, 2021. The effective tax rate was 4.3% in the third quarter of 2022, compared to 5.9% in the third quarter of 2021. The decrease was primarily due to income mix by jurisdiction and an increase in U.S. tax deductions and credits in the 13-week period ended September 24, 2022 compared to the year-ago quarter.

Net Income

As a result of the above, net income for the 13-week period ended September 24, 2022 was $210.8 million compared to $259.0 million for the 13-week period ended September 25, 2021, a decrease of $48.2 million.

Comparison of 39-Weeks ended September 24, 2022 and September 25, 2021

Net Sales

Net Sales	39-Weeks Ended September 24, 2022	Year-over-Year Change	39-Weeks Ended September 25, 2021
Fitness	$772,867	(27%)	$1,063,642
Percentage of Total Net Sales	22%		30%
Outdoor	1,106,908	22%	903,715
Percentage of Total Net Sales	31%		25%
Aviation	567,548	6%	534,886
Percentage of Total Net Sales	16%		15%
Marine	693,369	2%	678,698
Percentage of Total Net Sales	19%		19%
Auto	413,239	1%	410,265
Percentage of Total Net Sales	12%		11%
Consumer Auto	211,902	(9%)	231,587
Percentage of Total Net Sales	6%		6%
Auto OEM	201,337	13%	178,678
Percentage of Total Net Sales	6%		5%
Total	$3,553,931	(1%)	$3,591,206

Net sales decreased 1% for the 39-week period ended September 24, 2022 when compared to the year-ago period. Total unit sales in the first three quarters of 2022 decreased to 10,672 when compared to total unit sales of 11,564 in the first three quarters of 2021, which differs from the percent decrease in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 31% in the first three quarters of 2022 compared to fitness at 30% in the first three quarters of 2021.

The increase in outdoor revenue was primarily driven by strong demand for our adventure watches. Aviation revenue increased due to growth in both OEM and aftermarket product categories. Marine revenue increased due to growth across multiple product categories, led by strong demand for our sonar products. The increase in auto revenue was due to sales growth in auto OEM programs, partially offset by sales declines in our consumer auto products. Fitness revenue decreased due to declines across all product categories, driven primarily by our advanced wearables and cycling products.

Gross Profit

Gross Profit	39-Weeks Ended September 24, 2022	Year-over-Year Change	39-Weeks Ended September 25, 2021
Fitness	$387,921	(33%)	$581,765
Percentage of Segment Net Sales	50%		55%
Outdoor	720,731	22%	590,355
Percentage of Segment Net Sales	65%		65%
Aviation	413,206	6%	389,376
Percentage of Segment Net Sales	73%		73%
Marine	376,734	(3%)	390,141
Percentage of Segment Net Sales	54%		57%
Auto	163,213	(2%)	166,717
Percentage of Segment Net Sales	39%		41%
Consumer Auto	98,645	(13%)	113,567
Percentage of Segment Net Sales	47%		49%
Auto OEM	64,568	21%	53,150
Percentage of Segment Net Sales	32%		30%
Total	$2,061,805	(3%)	$2,118,354
Percentage of Total Net Sales	58%		59%

Gross profit dollars in the first three quarters of 2022 decreased 3% and consolidated gross margin decreased 100 basis points when compared to the year-ago period, primarily due to higher freight costs and the strengthening of the U.S. Dollar relative to other major currencies, which created downward pressure on revenues.

The fitness, outdoor, marine, and auto gross margins were adversely impacted by higher freight costs and a stronger U.S. Dollar. In the outdoor segment, these impacts were partially offset by a favorable product mix.

Operating Expense

Operating Expense	39-Weeks Ended September 24, 2022	Year-over-Year Change	39-Weeks Ended September 25, 2021
Advertising expense	$110,378	—%	$110,705
Percentage of Total Net Sales	3%		3%
Selling, General and administrative expenses	571,541	8%	530,351
Percentage of Total Net Sales	16%		15%
Research and development expense	619,215	8%	573,798
Percentage of Total Net Sales	17%		16%
Total	$1,301,134	7%	$1,214,854
Percentage of Total Net Sales	37%		34%

Total operating expense increased 280 basis points as a percent of revenue and 7% in absolute dollars when compared to the year-ago period.

Advertising expense as a percent of revenue and in absolute dollars was relatively flat when compared to the year-ago period.

Selling, general and administrative expense increased 130 basis points as a percent of revenue and 8% in absolute dollars when compared to the year-ago period. The absolute dollar increase in the first three quarters of 2022 was primarily attributable to increased personnel related expenses and information technology costs.

Research and development expense increased 150 basis points as a percent of revenue and 8% in absolute dollars when compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	39-Weeks Ended September 24, 2022	Year-over-Year Change	39-Weeks Ended September 25, 2021
Fitness	$64,894	(75%)	$258,884
Percentage of Segment Net Sales	8%		24%
Outdoor	424,071	26%	335,728
Percentage of Segment Net Sales	38%		37%
Aviation	150,359	2%	147,888
Percentage of Segment Net Sales	26%		28%
Marine	172,451	(18%)	209,140
Percentage of Segment Net Sales	25%		31%
Auto	(51,104)	6%	(48,140)
Percentage of Segment Net Sales	(12%)		(12%)
Consumer Auto	15,058	(60%)	37,371
Percentage of Segment Net Sales	7%		16%
Auto OEM	(66,162)	(23%)	(85,511)
Percentage of Segment Net Sales	(33%)		(48%)
Total	$760,671	(16%)	$903,500
Percentage of Total Net Sales	21%		25%

Operating income decreased 16% in absolute dollars and 380 basis points as a percent of revenue when compared to the year-ago period. The decrease as a percent of revenue was due to lower gross margin and higher operating expenses, while net sales declined, as described above. Decreases in operating income in fitness, marine, and consumer auto were partially offset by improved performance in outdoor, aviation and auto OEM.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 24, 2022	39-Weeks Ended September 25, 2021
Interest income	$26,520	$21,568
Foreign currency losses	(55,809)	(30,621)
Other Income	3,716	3,511
Total	$(25,573)	$(5,542)

The average interest rate returns on cash and investments during the 39-week periods ended September 24, 2022 and September 25, 2021 were 1.2% and 0.9%, respectively.

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

The $55.8 million currency loss recognized in the 39-week period ended September 24, 2022 was primarily due to the U.S. Dollar strengthening against the Polish Zloty, Euro, Australian Dollar, British Pound Sterling, Chinese Yuan, and Japanese Yen, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 39-week period ended September 24, 2022. During this period, the U.S. Dollar strengthened 16.7% against the Polish Zloty, 14.4% against the Euro, 9.9% against the Australian Dollar, 18.9% against the British Pound Sterling, 10.0% against the Chinese Yuan, and 20.2% against the Japanese Yen resulting in losses of $26.7 million, $21.1 million, $11.7 million, $6.8 million, $6.2 million, and $5.7 million, respectively, partially offset by the U.S. Dollar strengthening 12.9% against the Taiwan Dollar, resulting in a gain of $34.2 million. The remaining net currency loss of $11.8 million was related to the impacts of other currencies, each of which was individually immaterial.

The $30.6 million currency loss recognized in the 39-week period ended September 25, 2021 was primarily due to the U.S. Dollar strengthening against the Euro and Polish Zloty and weakening against the Taiwan Dollar within the 39-week period ended September 25, 2021. During this period, the U.S. Dollar strengthened 4.0% against the Euro and 5.9% against the Polish Zloty, resulting in losses of $13.9 million and $3.8 million, respectively, while the U.S. Dollar weakened 1.4% against the Taiwan Dollar, resulting in a loss of $7.4 million. The remaining net currency loss of $5.5 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $54.8 million in the first three quarters of 2022, compared to income tax expense of $101.9 million in the first three quarters of 2021. The effective tax rate was 7.5% in the first three quarters of 2022, compared to 11.3% in the first three quarters of 2021. The decrease was primarily due to income mix by jurisdiction and an increase in U.S. tax deductions and credits in the first three quarters of 2022 compared to the first three quarters of 2021.

Net Income

As a result of the above, net income for the 39-week period ended September 24, 2022 was $680.3 million compared to $796.1 million for the 39-week period ended September 25, 2021, a decrease of $115.8 million.

Liquidity and Capital Resources

As of September 24, 2022, we had approximately $2.7 billion of cash, cash equivalents and marketable securities. We primarily use cash flow from operations, and expect that future cash requirements may be used, to fund our capital expenditures, support our working capital requirements, pay dividends, fund share repurchases, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2022 and 2021 were approximately 1.2% and 0.9%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 8 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $419.6 million for the first three quarters of 2022, compared to $843.5 million for the first three quarters of 2021. The decrease was primarily due to a higher use of cash on purchases of inventory, principally associated with the Company's strategy to increase days of supply to support our increasingly diversified product lines, optimize shipping methods, and mitigate increased lead times for raw materials. Additionally, the Company used more cash for income taxes and operating expenses, while sales and the associated collections of receivables were down in the first three quarters of 2022 compared to the first three quarters of 2021.

Cash used in investing activities totaled $319.1 million in the first three quarters of 2022, compared to $311.7 million for the first three quarters of 2021. The increase was primarily due to higher net purchases of marketable securities, as more desirable investment opportunities were available compared to the first three quarters of 2021.

Cash used in financing activities totaled $478.0 million for the first three quarters of 2022, compared to $344.5 million for the first three quarters of 2021. This increase was primarily due to the purchase of treasury stock under the share repurchase plan, and higher cash dividend payments in the first three quarters of 2022, as our declared dividend increased from $0.61 per share for the four calendar quarters beginning in June 2020 to $0.67 per share for the four calendar quarters beginning in June 2021, and to $0.73 per share for the four calendar quarters beginning in June 2022.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of September 24, 2022, the Company had fixed lease payment obligations of $139.8 million, with $27.0 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of September 24, 2022, the Company had inventory purchase obligations of $893.8 million, with $633.1 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of September 24, 2022, the Company had other purchase obligations of $372.9 million, with $176.5 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 24, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no material changes during the 13-week and 39-week periods ended September 24, 2022 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 24, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 24, 2022 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 24, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. There have been no material changes during the 39-week period ended September 24, 2022 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended September 24, 2022, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 26, 2022 - July 23, 2022	204	$100.76	204	$248,829
July 24, 2022 - August 20, 2022	251	$98.19	251	$224,163
August 21, 2022 - September 24, 2022	424	$89.32	424	$186,264
Total	879		879

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1	Garmin Ltd. Articles of Association, as amended and restated on June 10, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 13, 2022).

Exhibit 10.1	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on October 21, 2022.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: October 26, 2022