Form 10-K
period 2022-12-31
GARMIN LTD
filed 2023-02-22
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [☐] NO [☑]

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 25, 2022 (based on the closing price of the registrant's common shares on the New York Stock Exchange for June 24, 2022) was approximately $15,461,000,000.

Number of shares outstanding of the registrant’s common shares as of February 17, 2023:

Registered Shares, CHF 0.10 par value – 191,359,482 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed no later than 120 days after December 31, 2022.	Part III

Garmin Ltd.

2022 Form 10-K Annual Report

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

Part I

Item 1. Business

Company Overview

For more than 30 years, Garmin Ltd. and subsidiaries (collectively, the “Company” or “Garmin”) have pioneered new wireless devices, many of which feature location technology such as Global Positioning System (GPS), and applications that are designed for people who live an active lifestyle. Garmin serves five primary markets: fitness, outdoor, aviation, marine, and auto. We design, develop, manufacture, market, and distribute a diverse family of hand-held, wearable, portable, and fixed-mount GPS-enabled products and other navigation, communications, sensor-based and information products for these markets. Since the inception of its business, Garmin has delivered over 266 million products, which included more than 15 million products delivered during fiscal 2022.

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

Fitness

Garmin offers a broad range of products designed for use in health, wellness, and fitness activities. Garmin currently offers the following product categories within the Fitness segment to consumers around the world:

•
Running and Multi-sport Watches: Garmin running and multi-sport watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on the model, features include wrist-based heart rate monitoring, wrist-based pulse oximeter, music storage capabilities, mapping capabilities, LTE Connectivity, solar charging, and Garmin Pay™ contactless payment.

•
Cycling Products: Garmin cycling products include cycling computers (with solar charging on the latest models), power meters, bike radars, cameras, and smart lights. Additionally, Garmin offers Tacx® indoor training equipment including smart and basic trainers, and a smart bike.

•
Activity Tracking and Smartwatch Devices: Garmin offers a wide range of activity tracking devices and smartwatch devices. The Garmin product offerings include activity tracking fitness bands, GPS-enabled smartwatches, and fashion-forward hybrid smartwatches with analog style displays. The activity tracking and smartwatch devices offered by Garmin are the vívomove® series, vívoactive® series, vívosmart® series, vívofit® series, Venu® series, Lily® series, and Bounce™ series. Each series of activity tracking and smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the activity tracking and smartwatch devices, depending on the series and model, include Garmin Pay, music storage capabilities, LTE connectivity, and 24/7 health monitoring.

•
Fitness and Cycling Accessories: Garmin offers a wide range of fitness and cycling accessories including chest strap heart rate monitors, blood pressure monitors, cycling speed and cadence sensors, and smart scales.

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

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•
Adventure Watches: Garmin adventure watches include the fēnix® series, Epix™ series, Instinct® series, tactix® series, the Enduro™ series, the Descent™ series, and the MARQ® collection. The fēnix and Epix series offer premium multisport smartwatches with features such as wrist-based biometrics, music storage capabilities, preloaded full-color purpose-built adventure mapping of topography, ski resorts, and golf courses, as well as Garmin Pay™. The fēnix series also offers solar charging depending on model, while the Epix series features a vivid, always-on AMOLED display. The Instinct series offers a rugged and reliable outdoor GPS smartwatch with built-in sports apps, heart rate sensor, smart connectivity, wellness data, as well as analog movement and solar charging, depending on model. The tactix series provides preloaded full-color topographical maps and tactical-inspired features, and solar charging, depending on model. The Enduro series offers additional battery and solar charging enhancements to extend battery life, along with advanced training features and competition modes for extreme endurance athletes. The Descent series are watch style dive computers that offer divers GPS navigation, multiple dive modes, support for up to six gasses, integrated air pressure monitoring, and solar charging, depending on model. The MARQ series is a collection of luxury smart tool watches with premium materials and features unique to each watch.

•
Outdoor Handhelds: Garmin offers outdoor handhelds under the Rino®, Montana®, eTrex®, GPSMAP®, Foretrex®, and inReach® product lines. Handhelds range from basic waypoints navigation capabilities to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication and other features. Each series of products is designed to serve unique niche markets. Handhelds with inReach include global satellite technology which, when combined with an active service plan, offers 2-way text messaging, weather forecasts, and S.O.S. capabilities while anywhere in the world. These S.O.S. capabilities are supported 24/7 by our professionally trained associates at Garmin Response, our global emergency response coordination center.

•
Golf Devices and Mobile App: Garmin golf devices are offered under the Approach® product line. The Approach series includes handhelds, wearables, club sensors, launch monitors, golf simulators, and laser ranging devices. Over 43,000 preloaded worldwide golf courses are available to be utilized on certain Garmin devices. Handheld and wearable golf devices provide yardage distances to the front, back, and middle of the green. In addition to course maps, the Approach R10 portable launch monitor provides swing metrics including estimated carry and roll, club head speed, ball speed, smash factor, and swing tempo, as well as the ability to play a simulated round of any of our 43,000 worldwide mapped courses when paired with the Garmin Golf™ mobile app. The mobile app also offers scoring, shot tracking, and performance tracking features, in addition to the Home Tee Hero virtual round simulator for subscribers.

•
Dog Tracking and Training Devices: Garmin offers a variety of dog tracking and training devices, including those under the Alpha®, PRO, BarkLimiter™, and Delta® product lines.

Aviation

Garmin designs, manufactures, and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into aircraft original equipment manufacturer (OEM) applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

Garmin has developed growth-minded products and technologies serving general aviation, business aviation, rotorcraft, and experimental/light sport markets. Our solutions are available for all aircraft categories and classes; from small piston and electric-powered general aviation aircraft, to large business jet aircraft, as well as a wide-ranging variety of helicopters serving critical public service as well as oil and gas missions, to name a few.

Garmin also provides innovative products and software-as-a-service solutions to other growth markets such as commercial air-carrier, military and defense, electric aircraft, and the rapidly evolving Advanced Air Mobility / eVTOL space. By offering products such as Commercial Off-The-Shelf (COTS) and mission-optimized solutions to military and defense contractors/customers, and products tested and optimized for high duty cycle commercial aviation operations, Garmin is emerging as a strong competitor in these business arenas.

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

•
Cartography: Garmin is a premier supplier of cartography for the recreational marine market. Including the Garmin-owned Navionics® branded charting products, Garmin is a leading supplier of recreational marine content for most major chartplotters and MFDs on the market. Garmin’s cartography features the patented Auto Guidance+™ routing technology.

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

•
Autopilot Systems: Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats. The systems incorporate such features as Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned, remote steering and speed control. Garmin has also introduced steer-by-wire autopilot capabilities for various types and manufacturers’ steering systems.

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

•
Handhelds and Wearable Devices: Garmin offers the quatix® series wearable, GPS-enabled smartwatches designed for mariners, which include marine features for navigation, sailing, stereo control, autopilot functions, and solar charging, depending on model. Garmin also offers floating marine GPS handhelds with wireless data transfer between compatible units and preloaded cartography. Some handhelds contain built-in InReach® satellite communication and support Connect IQ™ applications.

•
Sailing: Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These Garmin SailAssist™ features include enhanced wind rose with true and apparent wind data, POLAR tables, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

•
Entertainment: Garmin’s entertainment brand, Fusion®, consists of marine audio head units, speakers and amplifiers. These products are designed specifically for the marine or RV environments, offering premium sound quality and supporting many connectivity options for integrating with MFDs, smartphones, and Garmin wearables.

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

•
Offroad: Tread® is a line of rugged, all-terrain navigators with mapping specific for off-road guidance for overlanding, off-roading, and Baja racing.

•
Motorsports: The Garmin Catalyst™ is an industry-first racing coach and driving performance optimizer.

•
Camera: The Garmin Dash Cam™ series offers GPS-enabled dash cams that provide high-quality video recording, automatic saving of video footage with G-sensor incident detection, and forward collision and lane departure warnings. The Garmin Dash Cam Live product also offers LTE connectivity, enabling anytime access to live view and videos saved to Garmin Vault cloud storage through the Garmin Drive™ mobile app. Dash cams are offered as compact, standalone cameras that can be mounted to a car windshield or are integrated into various navigators. Garmin also offers wireless backup cameras that can be utilized with compatible PNDs to display camera footage behind the vehicle.

Auto OEM

•
Original Equipment Manufacturer (OEM) Solutions: Garmin has cultivated key relationships with leading automobile manufacturers to be the provider of a variety of hardware and software solutions for their vehicles. These range from embedded domain controllers and infotainment units that provide a broad range of functionality, to integrated cameras, in cabin monitoring and gaming solutions. These support not only the infotainment system in the vehicle, but also key advanced driver-assistance systems (ADAS) functionality as well.

Sales and Marketing

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for our products while maintaining high quality standards to ensure end-user satisfaction. Our products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, as well as original equipment manufacturers (OEMs). We also sell our products and services directly through our online webshop (garmin.com), subscriptions for connected services, and our own retail stores. During 2022, the Company’s net sales through its direct distribution channels accounted for greater than 10% of total net sales. Marketing support is provided geographically from Garmin’s offices around the world.

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

Garmin believes that its principal competitors for fitness products are Amazon, Apple, Bryton, Coros, Elite, Fitbit (Google), Huawei, Polar, Samsung, SRAM, Suunto, Wahoo Fitness, Whoop, Xiaomi, Zepp Health, and Zwift. Garmin believes that its principal competitors for outdoor product lines are Casio, Coros, Dogtra, Globalstar, Shearwater Research, SportDOG, Suunto, TAG Heuer, Tissot, Trackman, Vista Outdoor, and Zoleo. Garmin considers its principal avionics competitors to be Aspen Avionics, CMC Electronics, Dynon Avionics, ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., Jeppesen (Boeing), L-3 Avionics Systems, Collins Aerospace (Raytheon), Safran, Thales, and Universal Avionics Systems Corporation. For marine products, Garmin believes that its principal competitors are Furuno, Johnson Outdoors, Navico (Brunswick), and Raymarine (Teledyne). Garmin believes that its principal competitors for consumer automotive products are Rand McNally and TomTom. Garmin believes that its principal competitors for auto OEM infotainment solutions are Alpine Electronics, Aptiv, Bosch, Continental, Harman (Samsung), Mitsubishi, and Panasonic.

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

Manufacturing and Operations

Garmin believes one of its core competencies and strengths is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli, LinKou, and Xinshi, its China facility in Yangzhou, its Netherlands facility in Oegstgeest, its Poland facility in Wroclaw, and at its U.S. facilities in Olathe, Kansas and Salem, Oregon. Garmin believes that its operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

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

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China, and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization (ISO). Garmin’s automotive operations in Taiwan, China, U.K., and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe, Kansas and Salem, Oregon aviation operations in the U.S. have achieved certification to AS9100, a quality standard for the aviation industry. Garmin has also implemented multiple health and safety management systems and achieved certification to the ISO 45001 standard for Health and Safety Management at facilities in the U.S., Taiwan, Poland, and China.

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

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our fitness and outdoor products are generally higher in the fourth quarter due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter due to increased demand during the spring and summer season. Sales of our marine and consumer auto products are generally higher in the second quarter. Sales in these segments are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.

As of January 5, 2023, Garmin has been issued over 1,800 patents throughout the world and holds more than 1,080 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

Garmin has a global environmental policy and is committed to working to protect the environment throughout various aspects of our business. Garmin has implemented multiple environmental management systems and achieved certification to the ISO 14001 standard for Environmental Management at facilities in the U.S., U.K., Taiwan, Poland, and China.

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

As of December 31, 2022, the Company had approximately 19,700 full and part-time employees worldwide, of whom approximately 6,600 were in the Americas region, 10,500 were in APAC (Asia Pacific and Australian Continent), and 2,600 were in EMEA (Europe, the Middle East, and Africa). Garmin’s vertical integration model enables us to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 5,500 people worldwide as of December 31, 2022. Garmin’s manufacturing staff, which numbered approximately 8,900 people worldwide as of December 31, 2022, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

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

We offer a range of generous benefits to our employees that enable us to attract and retain leading talent. In addition to salaries, these programs (which vary by country/region) include stock compensation, savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. We also invest significant resources in our talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Employee Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

We support local community engagement initiatives where we have a business presence, and we provide opportunities for employees to give back to those communities. One such initiative is through active engagement in Science, Technology, Engineering, and Math (“STEM”) community outreach programs. Our strategic aim in these educational programs is to educate and encourage local students to pursue careers in the engineering field, especially students in underrepresented groups, which we believe benefits not only our company but the overall industry.

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

The markets for many of our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to replicate certain features offered by our products and services or respond more rapidly to emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products or secure better product positioning with retailers. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenue and profits.

We have experienced periods of annual growth in sales and profits in our outdoor and fitness segments, which have benefited from increased sales of wearable devices. However, we have recently experienced declines in sales and profits in our fitness segment. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition or operating results could be materially adversely affected.

We have made and expect to continue making significant investments in the auto OEM operating segment, which will continue to negatively impact total Company profits and may negatively impact shareholder value if the operating segment fails to become profitable.

We have been awarded several tier-one and tier-two auto OEM supplier contracts. To fulfill the associated program commitments, we have invested significantly in facilities, research and development, and other operating expenses and expect to continue doing so. Operating margins associated with these auto OEM programs will negatively impact consolidated operating margin as auto OEM revenue increases as a percentage of consolidated revenue. If we are not successful in winning additional contracts and substantially leveraging our past and future investments, operating losses in the auto OEM segment will continue to negatively impact total Company profits and may negatively impact shareholder value. We may incur substantial restructuring costs if we are unable to generate profits from auto OEM contracts.

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

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could continue to have, significant impacts on our business. The COVID-19 pandemic continues to evolve, creating disruption and uncertainty around the world, which has resulted in, and we expect will continue to result in, a change in overall demand for certain of our products and other operational impacts. There are unknown factors, such as the duration and severity of the pandemic, evolving variants of the virus that causes COVID-19 and the efficacy of vaccines against those variants, the nature and length of actions taken by governments, businesses and individuals to contain or mitigate its impact, the severity and duration of the economic impact caused by the pandemic, the uncertainty surrounding the distribution and uptake of vaccines, the impact of employees who are unable to work due to quarantine requirements or who decline to adhere to government-mandated vaccination or testing requirements, along with the effectiveness of our response, that may materially impact our business operations, results of operations, and its ultimate impact on our financial condition.

Demand for certain of our products has been, and may continue to be, affected in several ways by COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease. Some consumers and OEM customers have been and may continue to be less able or less likely to purchase certain of our products due to economic hardships, governmental restrictions affecting them and the retail outlets that sell our products, voluntary behavior changes associated with public health guidance, the prioritization of other goods and services by online retailers that sell our products, restrictions on the ability of online retailers to ship products to certain areas, the cancellation of trade shows and other events that are otherwise important in the marketing and sale of our products, and the potential failure and closure of retail outlets and online retailers that sell our products. Certain of our sales and distribution offices have experienced and may again experience temporary closure due to governmental restrictions. Additional or prolonged closures of certain sales and distribution offices could affect our ability to market and distribute products to meet customer demand. The adverse impacts of the pandemic have created economic stress in the global marketplace, periods of high levels of unemployment, loss of income and/or wealth for some individuals, and general economic uncertainty. These conditions have affected and are expected to continue to affect the willingness or ability of some customers to purchase certain of our products or those of original equipment manufacturers in which our products are installed. While we experienced increased demand for certain of our products in prior periods during the COVID-19 pandemic, there has been and may continue to be a decline in demand for certain of our products as people return to pre-pandemic lifestyles.

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

Additional risks and impacts including gross margin fluctuation, foreign currency fluctuations, product development challenges, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease. There are further unknown risks and impacts due to the uncertainty and rapidly evolving nature of a pandemic including, but not limited to, uncertainty around the evolution of the pandemic, the unprecedented imposition of preventative measures by governments that impact the economy and normal operations of a business and the timing and manner of relaxation of those measures. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

Our results of operations and financial condition are subject to fluctuations in foreign currency translation.

The movement of foreign currencies relative to the U.S. Dollar affects the U.S. Dollar value of our foreign currency-denominated sales. The weakening of foreign currencies relative to the U.S. Dollar has had and may continue to have a significant adverse effect on our revenue, gross margin, and profitability, or may cause us to raise international pricing, which has reduced and may continue to reduce demand for certain of our products. Conversely, a strengthening of certain foreign currencies relative to the U.S. Dollar would increase product costs and operating expenses denominated in those currencies, which could materially adversely affect profitability. We have not historically used financial instruments to hedge our foreign currency exchange rate risks.

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

Our principal manufacturing facilities are located in Taiwan. Deterioration of relations between Taiwan and the People’s Republic of China, also referred to as the PRC, and other factors affecting the political or economic conditions of Taiwan in the future, could cause disruption to our manufacturing operations and suppliers based in Taiwan which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

The PRC asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan, by force if necessary, without a clear triggering event. In this scenario, Garmin’s manufacturing facilities and suppliers based in Taiwan could be subject to disruptions that could have a material negative impact to our operations. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy could lead to adverse changes in China-U.S. and China-Taiwan relations and could materially adversely affect our operations in Taiwan in the future.

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

We have technology and processes in place designed to detect and respond to such failures and disruptions. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, and the nature of other potential incidents change frequently and may be difficult to detect for long periods of time, our detection and response measures may be ineffective or inadequate. Furthermore, even with appropriate training conducted in support of such measures, human errors and omissions may still occur resulting in system failures and/or disruptions to our information technology infrastructure. Therefore, the Company’s business continuity and disaster recovery planning, or those of others in our global supply chain, may not be able to sufficiently mitigate all threats.

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

Our business would suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be difficult. The overall shortage in qualified workforce personnel combined with the increased willingness of companies to hire such personnel in fully remote positions has increased, and in the future may continue to increase our compensation costs in order for us to retain such personnel. If we fail to hire and retain qualified employees, our business and growth prospects will be harmed.

We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying certain severance payments to our senior executive officers, which may impair our ability to recruit for these positions. We do not have key person life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business.

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

The demand for our products depends on many factors and may be difficult to forecast due to our increasingly diverse product portfolio, intensifying competition in the markets for our products, and the maturing of markets for some of our products. Significant unanticipated fluctuations in demand have caused and could in the future cause the following challenges to our operations:

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

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements. Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the primary location of research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. However, we are unable to predict the outcome of the final advanced pricing agreement and related negotiations, which could have a material adverse impact on our income tax provision, net income and cash flows for periods during negotiation and upon finalization.

In 2021, the OECD continued work on the BEPS project by issuing a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S. and the U.K. Recently, Switzerland’s Federal Council proposed legislation which would implement a minimum tax of 15% in 2024. Neither the OECD statement nor proposed legislation changes actual tax law, but these actions may lead to legislation in those countries in which we operate. The passage of a minimum tax may result in an increase in the tax paid by the Company which could have a material adverse impact on our income tax provision and financial statements.

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

The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. Third parties have claimed and may in the future claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups have purchased and may in future purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. Such claims could have a material adverse effect on our business and financial condition. From time to time we receive letters alleging infringement of patents, trademarks or other intellectual property rights and we have been, and currently are, a defendant in lawsuits alleging patent infringement. Litigation concerning patents or other intellectual property is costly and time consuming and at the present time cost-effective insurance is not available. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

Our products and services may be affected by design and manufacturing defects that could materially adversely affect our business, financial condition, and results of operations.

Our products and services, or those of our OEM customers in which our products are installed, could be affected by design and manufacturing defects. There can be no assurance we will be able to detect and fix all issues and defects in our products and services, and may have limited ability to respond to those impacting our OEM customers. Failure to do so can result in recalls, product replacements or modifications, reputational harm, and significant warranty and other expenses, which could have a material adverse impact on our business, financial condition and results of operations.

If our products malfunction or contain errors or defects, we could also be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of litigation or damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a material adverse impact on our business, financial condition and results of operations.

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

The United States Tax Cuts and Jobs Act (the “2017 Act”) signed on December 22, 2017 may have changed the consequences to U.S. shareholders that own, or are considered to own, as a result of the attribution rules, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a 10% U.S. shareholder) under the U.S. federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”).

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

Natural disasters, catastrophic events, or climate change and associated requirements and pressures could affect our financial results.

Natural disasters and extreme weather events, such as tsunamis, typhoons, floods, wildfires, or earthquakes, could occur in a region where we have a manufacturing or warehousing facility which would cause disruptions in our business operations or loss of inventory. Global climate change could also result in certain types of natural disasters occurring more frequently or with more intense effects. For descriptions and locations of our principal properties, see Item 2, “Properties”. These events could also have an impact on our suppliers and affect our supply chain or our customers and affect the demand for our products. If our backup and recovery plans are not sufficient to minimize business disruption and if our insurance is not sufficient to recover the costs associated with these types of events, our financial results could be adversely affected.

Climate change can also pose a risk to our business due to related regulatory and legislative measures, requirements of our OEM customers or other strategic partners, and evolving societal pressures, including pressures to reduce the carbon footprint of aviation. The U.S. Environmental Protection Agency regulates greenhouse gas emissions under the authority granted to it under the Clean Air Act. U.S. Congress, in addition to other regulatory authorities and legislative bodies around the world, could pass further legislation to mandate greenhouse gas emission reduction, implement cap-and-trade programs, or promote renewable energy and energy efficiency. Such measures could influence mobility and transportation trends, which could decrease the demand for certain of our products.

If climate change has impacts on natural disasters, the regulatory environment, or societal pressures as discussed above, it could result in a change in demand for certain products in markets that we serve, including auto, aviation, and marine. If we fail to adjust our product and service offerings to respond to new opportunities driven by changes in regulation and/or consumer preferences, it could have an adverse effect on our financial results.

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

Our large customers may also seek to leverage their position to improve their profitability through increased promotional programs or other measures, which could have a negative impact on our gross margin. Additionally, the loss of any large customer could adversely affect our sales and profits. See Note 1 in the Notes to the Consolidated Financial Statements for more information on concentration of credit risk.

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

Despite ongoing efforts to repair, maintain and replace non-operational satellites, if a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of GPS and the growth of current and additional market opportunities. Furthermore, as GPS satellites and ground control segment facilities are being modernized, software updates can cause problems. We depend on public access to open technical specifications in advance of GPS updates.

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

Some of our products also use satellite signals from Russia’s GLONASS, the European Union Galileo system, and the Chinese BDS. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could result in lost revenue.

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

The market price of our shares has been, and may continue to be, highly volatile. During 2022, the closing price of our shares ranged from a low of $78.47 to a high of $136.71. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including:

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

As of January 24, 2023, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 20% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

As of December 31, 2022, we had CHF 4,279 million of unappropriated capital contribution reserves available from which the Company may make dividend payments. At the time this reserve balance has been returned to shareholders, a Swiss federal withholding tax of 35% will generally be applicable to dividends paid.

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

Garmin International, Inc. owns and occupies facilities of approximately 1,990,000 square feet on approximately 107 acres at 1200 East 151st Street, Olathe, Kansas, U.S. where the majority of product design and development work is conducted, the majority of aviation panel-mount products are manufactured, and products are warehoused and supported for North, Central and South America. The 1,990,000 square feet includes a 775,000 square foot manufacturing and distribution center. In connection with the bond financings for the facility in Olathe and the expansions of that facility, the City of Olathe holds the legal title to the Olathe facilities, which are leased to Garmin’s subsidiaries by the City. Upon the payment in full of the outstanding bonds, the City of Olathe is obligated to transfer title to Garmin’s subsidiaries for a nominal sum. Garmin International, Inc. has purchased all the outstanding bonds and expects to continue to hold the bonds until maturity in order to benefit from property tax abatement.

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

Garmin Corporation owns and occupies a 247,000 square foot facility at No. 68, Zhangshu 2nd Road, Xizhi Dist., New Taipei City, Taiwan, a 185,000 square foot facility at No.97, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility at No. 24 Beiyuan Road, Jhongli, Tao-Yang County, Taiwan, a 576,000 square foot facility at No. 270 Huaya 2nd Road, LinKou, Tao-Yang County, Taiwan, and a 615,000 square foot facility at No. 3, Titanggang Rd., Xinshi Dist., Tainan City, Taiwan. Garmin China YangZhou Co., Ltd. leases a 204,000 square foot manufacturing facility at No. 122, Jinshan Road, Bali Town, Yangzhou, Jiangsu, People’s Republic of China. These facilities are used for the manufacturing and warehousing of most of Garmin’s fitness, outdoor, marine, and consumer auto products, as well as portable aviation products. These facilities are also used for research and development activities and marketing and support of products for Asia Pacific countries.

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

The Company settled or resolved certain matters during the fiscal year ended December 31, 2022 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

None.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to paragraph (b) of Item 401 of Regulation S-K, the following list is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being included in the Company’s Definitive Proxy Statement in connection with its annual meeting of shareholders scheduled for June 9, 2023.

Dr. Min H. Kao, age 74, has served as Executive Chairman of Garmin Ltd. since January 2013 and was previously Chairman of Garmin Ltd. from August 2004 to December 2012 and Co-Chairman of Garmin Ltd. from August 2000 to August 2004. He served as Chief Executive Officer of Garmin Ltd. from August 2002 to December 2012 and previously served as Co-Chief Executive Officer from August 2000 to August 2002. Dr. Kao served as a director and officer of various subsidiaries of the Company from August 1990 until January 2013. Dr. Kao holds Ph.D. and MS degrees in Electrical Engineering from the University of Tennessee and a BS degree in Electrical Engineering from National Taiwan University.

Clifton A. Pemble, age 57, has served as a director of Garmin Ltd. since August 2004. He has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. Previously, he served as President and Chief Operating Officer of Garmin Ltd. from October 2007 to December 2012. Previously, he was Vice President, Engineering of Garmin International, Inc. from 2005 to October 2007, Director of Engineering of Garmin International, Inc. from 2003 to 2005, Software Engineering Manager of Garmin International, Inc. from 1995 to 2002, and a Software Engineer with Garmin International, Inc. from 1989 to 1995. Mr. Pemble has served as a director and officer of various Garmin subsidiaries since August 2003. Mr. Pemble holds BA degrees in Mathematics and Computer Science from MidAmerica Nazarene University.

Douglas G. Boessen, age 60, has served as Chief Financial Officer and Treasurer of Garmin Ltd. since July 2014. He previously served as Chief Financial Officer of EiKO Global, LLC from September 2013 to May 2014, as well as Collective Brands, Inc. from November 1997 to November 2012. Mr. Boessen has served as a director and officer of various Garmin subsidiaries since July 2014. Mr. Boessen is a certified public accountant and holds a BS degree in Business from the University of Central Missouri and is a graduate of the executive development program at Northwestern University’s Kellogg Graduate School of Management.

Andrew R. Etkind, age 67, has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He was previously General Counsel and Secretary of Garmin Ltd. from August 2000 to June 2009. He has been Vice President and General Counsel of Garmin International, Inc. since July 2007, General Counsel since February 1998, and Secretary since October 1998. Mr. Etkind has served as a director and officer of various Garmin subsidiaries since December 2001. Mr. Etkind holds BA, MA and LLM degrees from Cambridge University, England and a JD degree from the University of Michigan Law School.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since December 7, 2021, Garmin’s shares have traded on the New York Stock Exchange under the symbol "GRMN". Prior to December 7, 2021, Garmin's share were traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 31, 2023, there were 288 shareholders of record.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities

Share repurchase activity during the 14-week period ended December 31, 2022, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 25, 2022 - October 22, 2022	516	$81.61	516	$144,161
October 23, 2022 - November 19, 2022	161	$88.18	161	$129,992
November 20, 2022 - December 31, 2022	395	$92.30	395	$93,477
Total	1,072		1,072

(1) The Board of Directors approved a share repurchase program on April 22, 2022 (the "Program"), authorizing the Company to purchase up to $300 million of its common shares as determined by management at its discretion. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 29, 2023. See Note 8 in Part II, Item 8 of this Annual Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Stock Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the S&P 500 Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 30, 2017 (“12/30/17”) to December 31, 2022 (“12/31/22”).

	12/30/17	12/29/18	12/28/19	12/26/20	12/25/21	12/31/22
Garmin Ltd.	100.00	108.96	175.38	219.47	250.08	176.81
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89

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

This section provides discussion and a year-to-year comparison for the fiscal years ended December 31, 2022 and December 25, 2021. Discussion regarding our results of operations for the fiscal year ended December 26, 2020 and a year-to-year comparison between the fiscal years ended December 25, 2021 and December 26, 2020 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

As previously noted, the discussion set forth below, as well as other portions of this Form 10-K, contain statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes”, or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed above in Item 1A. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. Except as may be required by law, we do not undertake to update any forward-looking statements in this Form 10-K.

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2022 contained 53 weeks and fiscal years 2021 and 2020 contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we", "us", "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

The Company is a leading worldwide provider of wireless devices, many of which feature Global Positioning System (GPS) navigation, and applications that are designed for people who live an active lifestyle. During 2022, 2021, and 2020, Garmin was organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), allocates resources and assesses performance of each operating segment individually. The fitness, outdoor, aviation, and marine operating segments represented reportable segments during 2022, 2021, and 2020. The consumer auto and auto OEM operating segments, which serve the auto market, did not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Fitness, outdoor, aviation, marine, and auto are collectively referred to as our reported segments.

Business Environment Update

A number of headwinds including high inflation, rising interest rates, and the strengthening of the U.S. Dollar relative to other major currencies affected the economic environment and consumer behaviors in 2022. Additionally, while our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints, these factors have been further amplified by the current environment, including Russia’s invasion of Ukraine and the lingering impacts of the COVID-19 pandemic. We expect certain of these challenges to persist into 2023.

While Russia’s invasion of Ukraine has not had a material direct impact on our business, and our related direct exposure is limited, the nature and degree of the effects of that conflict, as well as the other effects of the current business environment over time remain uncertain. Refer to Part I, Item 1A, “Risk Factors” of this Annual Report for further discussion of the risks and uncertainties facing our Company.

Critical Accounting Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1 in the Notes to the Consolidated Financial Statements for our significant accounting policies related to our critical accounting estimates.

Goodwill

We allocate goodwill to reporting units in proportion to the expected benefit from each business combination. Each of the Company’s operating segments represent a distinct reporting unit. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the operating performance indicators, competition, or expectations about future market or economic conditions.

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

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through sales to our retail partners, dealer and distributor network, installation and repair shops, original equipment manufacturers (OEMs), our online webshop (garmin.com), subscriptions for connected services, and our own retail stores. Refer to the Revenue Recognition discussion in Note 1 of the Notes to Consolidated Financial Statements. We aim to achieve a quick turnaround on orders we receive from our retail, dealer, and distributor customers. Certain arrangements with OEM customers are entered into at the beginning of an aircraft, boat, or vehicle life cycle with the intent to fulfill customer purchasing requirements for the entire production life, although there are generally no firm volume commitments, and sales are therefore generated on an order-by-order basis. As a result, we do not believe backlog information is material to the understanding of our business.

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

Cost of Goods Sold and Gross Profit

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

Sales price variability, including that which is associated with foreign currency fluctuations, has had and can be expected to have an effect on our gross profit. Our consolidated gross margin, representing gross profit as a percentage of net sales, is dependent on segment mix, and to a lesser extent, product mix within each segment.

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

Results of Operations

In the first quarter of fiscal 2022 the Company refined the methodology used in classifying certain indirect costs as research and development expense, which we believe provides a more meaningful representation of costs incurred to support research and development activities.

Additionally, in the first quarter of fiscal 2022 the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company’s CODM with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change at that time.

These changes in classification and allocation had no effect on the Company’s consolidated operating or net income. The amounts presented below for selling, general, and administrative expense, research and development expense, segment operating expense, and segment operating income for the 52-week periods ended December 25, 2021 and December 26, 2020 have been recast to conform with the current period presentation.

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	100%	100%	100%
Cost of goods sold	42%	42%	41%
Gross profit	58%	58%	59%
Operating expenses:
Advertising	3%	3%	4%
Selling, general and administrative	16%	14%	15%
Research and development	17%	16%	16%
Total operating expenses	37%	34%	34%
Operating income	21%	24%	25%
Other income (expense), net	1%	—%	1%
Income before income taxes	22%	24%	26%
Provision for income taxes	2%	3%	2%
Net income	20%	22%	24%

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

					Auto
53-Weeks Ended December 31, 2022	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,109,419	$1,495,167	$792,799	$903,983	$558,918	$275,108	$283,810
Cost of goods sold	557,002	525,357	219,736	412,526	338,890	145,510	193,380
Gross profit	552,417	969,810	573,063	491,457	220,028	129,598	90,430

Total operating expenses	447,679	413,362	359,877	276,153	281,859	112,765	169,094

Operating income (loss)	$104,738	$556,448	$213,186	$215,304	$(61,831)	$16,833	$(78,664)

52-Weeks Ended December 25, 2021	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,533,788	$1,281,933	$712,468	$875,151	$579,455	$324,731	$254,724
Cost of goods sold	720,463	447,096	192,647	379,841	352,289	170,906	181,383
Gross profit	813,325	834,837	519,821	495,310	227,166	153,825	73,341

Total operating expenses	454,124	358,715	326,633	245,529	286,838	105,478	181,360

Operating income (loss)	$359,201	$476,122	$193,188	$249,781	$(59,672)	$48,347	$(108,019)

52-Weeks Ended December 26, 2020	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM
Net sales	$1,317,498	$1,128,081	$622,820	$657,848	$460,326	$275,493	$184,833
Cost of goods sold	619,959	388,304	169,812	273,398	253,764	135,629	118,135
Gross profit	697,539	739,777	453,008	384,450	206,562	139,864	66,698

Total operating expenses	392,256	301,580	306,400	207,266	219,594	94,831	124,763

Operating income (loss)	$305,283	$438,197	$146,608	$177,184	$(13,032)	$45,033	$(58,065)

Net Sales

Net Sales	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020
Fitness	$1,109,419	(28%)	$1,533,788	16%	$1,317,498
Percentage of Total Net Sales	23%		31%		31%
Outdoor	1,495,167	17%	1,281,933	14%	1,128,081
Percentage of Total Net Sales	31%		26%		27%
Aviation	792,799	11%	712,468	14%	622,820
Percentage of Total Net Sales	16%		14%		15%
Marine	903,983	3%	875,151	33%	657,848
Percentage of Total Net Sales	19%		17%		16%
Auto	558,918	(4%)	579,455	26%	460,326
Percentage of Total Net Sales	11%		12%		11%
Consumer Auto	275,108	(15%)	324,731	18%	275,493
Percentage of Total Net Sales	6%		7%		7%
Auto OEM	283,810	11%	254,724	38%	184,833
Percentage of Total Net Sales	6%		5%		4%
Total	$4,860,286	(2%)	$4,982,795	19%	$4,186,573

Net sales decreased 2% in fiscal year 2022 when compared to the year-ago period primarily due to the strengthening of the U.S. Dollar relative to other major currencies. Total unit sales decreased approximately 9% to 15.0 million units in 2022 from 16.6 million units in 2021, which differs from the percent change in revenue primarily due to shifts in segment and product mix. Outdoor revenue represented the largest portion of our revenue mix at 31% in 2022, compared to Fitness at 31% in 2021.

The increase in outdoor revenue was driven by sales growth across multiple product categories, led by adventure watches. Aviation revenue increased due to contributions from both aftermarket and OEM categories. The increase in marine revenue was driven by sales growth in multiple categories, led by strong demand for our sonar products. Fitness revenue decreased due to declines across all product categories. Auto revenue decreased as a sales decline in our consumer auto products more than offset the growth from auto OEM program model launches.

Gross Profit

Gross Profit	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020
Fitness	$552,417	(32%)	$813,325	17%	$697,539
Percentage of Segment Net Sales	50%		53%		53%
Outdoor	969,810	16%	834,837	13%	739,777
Percentage of Segment Net Sales	65%		65%		66%
Aviation	573,063	10%	519,821	15%	453,008
Percentage of Segment Net Sales	72%		73%		73%
Marine	491,457	(1%)	495,310	29%	384,450
Percentage of Segment Net Sales	54%		57%		58%
Auto	220,028	(3%)	227,166	10%	206,562
Percentage of Segment Net Sales	39%		39%		45%
Consumer Auto	129,598	(16%)	153,825	10%	139,864
Percentage of Segment Net Sales	47%		47%		51%
Auto OEM	90,430	23%	73,341	10%	66,698
Percentage of Segment Net Sales	32%		29%		36%
Total	$2,806,775	(3%)	$2,890,459	16%	$2,481,336
Percentage of Total Net Sales	58%		58%		59%

Gross profit dollars in fiscal year 2022 decreased 3%, primarily due to the decrease in net sales compared to the year-ago period as described above. Consolidated gross margin was relatively flat when compared to the year-ago period.

Gross margin remained relatively flat within the outdoor, aviation, and consumer auto segments. The auto OEM gross margin increase of 310 basis points was primarily attributable to favorable product mix. The fitness gross margin decrease of 320 basis points was primarily due to a stronger U.S. Dollar relative to other major currencies in fiscal 2022 when compared to fiscal 2021. The marine gross margin decrease of 220 basis points was primarily due to sales mix.

Operating Expense

Operating Expense	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020
Advertising Expense	$168,040	(2%)	$171,829	14%	$151,166
Percentage of Total Net Sales	3%		3%		4%
Selling, general, and administrative expenses	775,963	8%	721,260	16%	623,588
Percentage of Total Net Sales	16%		14%		15%
Research and development expense	834,927	7%	778,750	19%	652,342
Percentage of Total Net Sales	17%		16%		16%
Total	$1,778,930	6%	$1,671,839	17%	$1,427,096
Percentage of Total Net Sales	37%		34%		34%

Total operating expense as a percent of revenue increased 310 basis points due to an increase of 6% in absolute dollars in fiscal year 2022 compared to fiscal year 2021, while revenue declined, as discussed above.

Advertising expense as a percent of revenue was relatively flat and decreased 2% in absolute dollars when compared to the prior year. The total absolute dollar decrease was primarily attributable to decreased cooperative spend in the fitness segment.

Selling, general and administrative expense as a percent of revenue increased 150 basis points and 8% in absolute dollars when compared to the prior year. The absolute dollar increase was primarily attributable to personnel related expenses and information technology costs.

Research and development expense as a percent of revenue increased 160 basis points and 7% in absolute dollars when compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021	Year-over-Year Change	52-Weeks Ended December 26, 2020
Fitness	$104,738	(71%)	$359,201	18%	$305,283
Percentage of Segment Net Sales	9%		23%		23%
Outdoor	556,448	17%	476,122	9%	438,197
Percentage of Segment Net Sales	37%		37%		39%
Aviation	213,186	10%	193,188	32%	146,608
Percentage of Segment Net Sales	27%		27%		24%
Marine	215,304	(14%)	249,781	41%	177,184
Percentage of Segment Net Sales	24%		29%		27%
Auto	(61,831)	4%	(59,672)	358%	(13,032)
Percentage of Segment Net Sales	(11%)		(10%)		-3%
Consumer Auto	16,833	(65%)	48,347	7%	45,033
Percentage of Segment Net Sales	6%		15%		16%
Auto OEM	(78,664)	(27%)	(108,019)	86%	(58,065)
Percentage of Segment Net Sales	(28%)		(42%)		(31%)
Total	$1,027,845	(16%)	$1,218,620	16%	$1,054,240
Percentage of Total Net Sales	21%		24%		25%

Total operating income decreased 16% in absolute dollars and 330 basis points as a percent of revenue when compared to fiscal year 2021. The decrease as a percent of revenue was primarily due to higher operating expenses, while net sales declined, as described above. Decreases in operating income in fitness, marine, and consumer auto were partially offset by improved performance in outdoor, aviation and auto OEM. Auto OEM experienced an operating loss in fiscal year 2022 driven by investments in auto OEM programs, and we expect auto OEM to experience an operating loss in 2023.

Other Income (Expense)

Other Income (Expense)	53-Weeks Ended December 31, 2022	52-Weeks Ended December 25, 2021	52-Weeks Ended December 26, 2020
Interest income	$40,826	$28,573	$37,002
Foreign currency (losses) gains	(11,274)	(45,263)	2,825
Other income	7,577	4,866	9,343
Total	$37,129	$(11,824)	$49,170

The average interest rate returns on cash and investments during the 53-weeks ended December 31, 2022 and 52-weeks ended December 25, 2021 were 1.4% and 1.0%, respectively. Interest income increased primarily due to higher yields on fixed-income securities.

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

The $11.3 million currency loss recognized in fiscal 2022 was primarily due to the U.S. Dollar strengthening against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During this period, the U.S. Dollar strengthened 6.4% against the Australian Dollar, 7.1% against the Polish Zloty, 8.5% against the Chinese Yuan, 5.4% against the Euro, 12.7% against the Japanese Yen, and 9.6% against the British Pound Sterling, resulting in losses of $8.9 million, $6.0 million, $5.8 million, $5.1 million, $3.7 million, and $1.9 million, respectively, partially offset by the U.S. Dollar strengthening 9.7% against the Taiwan Dollar, resulting in a gain of $28.0 million. The remaining net currency loss of $7.9 million was related to the impacts of other currencies, each of which was individually immaterial.

The $45.3 million currency gain recognized in fiscal 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar. During fiscal 2021, the U.S. Dollar strengthened 7.3% against the Euro, 9.6% against the Polish Zloty, 9.6% against the Japanese Yen, 3.0% against the Swiss Franc, and 4.7% against the Australian Dollar, resulting in losses of $20.0 million, $6.6 million, $2.6 million, $2.5 million, and $2.4 million, respectively, while the U.S. Dollar weakened 1.6% against the Taiwan Dollar, resulting in a loss of $6.2 million. The remaining net currency loss of $5.0 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

Income tax expense for the fiscal year ended December 31, 2022 was $91.4 million compared to income tax expense of $124.6 million for the fiscal year ended December 25, 2021, representing a net decrease of $33.2 million. The decrease was primarily due to income mix by jurisdiction and an increase in U.S. tax deductions and credits in the fiscal year ended December 31, 2022 compared to the fiscal year ended December 25, 2021.

Certain Switzerland tax assets related to the October 2019 enactment of Switzerland federal and Schaffhausen cantonal tax reform and related transitional measures were revalued in the fourth quarter of 2022 resulting in $7.2 million income tax expense. In connection with these transitional measures included in Switzerland tax reform, a reduced income tax rate will be utilized on certain Switzerland taxable income for up to five years. Excluding the aforementioned $7.2 million income tax expense in fiscal 2022, income tax expense for fiscal year 2022 was $84.2 million.

In February 2020 the Company initiated a transaction between wholly-owned subsidiaries to migrate ownership of certain intellectual property from Switzerland to the United States, the primary location of research, development, and executive management. The migration, which includes a multi-year intercompany license of intellectual property, has resulted in a favorable shift of income mix by jurisdiction and a reduction in expense related to uncertain tax positions. The Company is pursuing an advance pricing agreement between relevant jurisdictions related to this transaction. However, we are unable to predict the outcome of the final advanced pricing agreement and related negotiations, which could have a material adverse impact on our income tax provision, net income and cash flows for periods during negotiation and upon finalization. At the end of the license agreement, a higher percentage of income will be recognized in the United States.

Numerous countries have signed the OECD global minimum tax initiative, including Switzerland, the U.S., and the U.K. Recently, Switzerland’s Federal Council proposed legislation which would implement a minimum tax of 15% in 2024. The passage of a minimum tax in Switzerland or other jurisdictions where we operate would result in an increase in the tax paid by the Company which could have a material adverse impact on our income tax provision and financial statements.

Net Income

As a result of the various factors noted above net income decreased 10% to $973.6 million from $1,082.2 million in the prior year.

Liquidity and Capital Resources

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

Cash, Cash Equivalents, and Marketable Securities

As of December 31, 2022, we had approximately $2.7 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2022 and 2021 were 1.4% and 1.0%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $788.3 million for fiscal 2022, compared to $1,012.4 million for fiscal 2021. The decrease was primarily due to a higher use of cash on purchases of inventory, principally associated with the Company's strategy to optimize shipping methods and mitigate increased lead times for raw materials. Additionally, the Company used more cash for income taxes and operating expenses in fiscal 2022 compared to fiscal 2021. These factors were partially offset by more timely cash collections of net sales in fiscal 2022 when compared to fiscal 2021.

Cash used in investing activities totaled $145.1 million for fiscal 2022, compared to $475.4 million for fiscal 2021. The decrease was primarily due to net redemptions of marketable securities in fiscal 2022 to fund financing activities described below, compared to the net purchases of marketable securities in fiscal 2021, as well as a decrease in purchases of property and equipment in fiscal 2022 compared to fiscal 2021.

Cash used in financing activities totaled $840.6 million for fiscal 2022, compared to $486.7 million for fiscal 2021. This increase was primarily due to the purchase of treasury stock under the share repurchase plan, and higher cash dividend payments in fiscal 2022. Fiscal 2022 included five dividend payments compared to four dividend payments in fiscal 2021 due to the timing of dividend dates and our fiscal period end dates, and our declared dividend increased from $0.61 per share for the four calendar quarters beginning in June 2020 to $0.67 per share for the four calendar quarters beginning in June 2021, and to $0.73 per share for the four calendar quarters beginning in June 2022.

Uses of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of December 31, 2022, the Company had fixed lease payment obligations of $161.3 million, with $30.7 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of December 31, 2022, the Company had inventory purchase obligations of $760.0 million, with $520.7 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of December 31, 2022, the Company had other purchase obligations of $395.8 million, with $173.3 million payable within 12 months.

Other Uses of Cash

The 2017 United States Tax Cuts and Jobs Act (the “2017 Act”) included provisions, which became effective during 2022 tax year, related to the capitalization of certain research and development costs for tax purposes. The provisions require us to capitalize certain research and development costs and amortize those capitalized costs on our U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred. While these provisions did not have a material impact on our fiscal 2022 effective tax rate, and we do not expect a material impact on our fiscal 2023 effective tax rate, this capitalization rule did increase our cash paid for taxes in fiscal 2022, and we expect it to continue to cause an increased level of cash paid for taxes in fiscal 2023. Cash paid for taxes will also increase in 2023 as compared to 2022 due to the payment of taxes in arrears related to the intercompany transaction to migrate ownership of certain intellectual property from Switzerland to the United States.

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

Foreign Currency Exchange Rate Risk

The operation of Garmin’s subsidiaries in international markets results in exposure to movements in currency exchange rates. We have experienced significant impacts to our financial results due to the strengthening and weakening of the U.S. Dollar. The potential of volatile foreign exchange rate fluctuations in the future could have a significant effect on our results of operations. The Company has not historically hedged its foreign currency exchange rate risks with financial instruments.

The currencies that have historically created a majority of the Company’s exchange rate exposure are the Taiwan Dollar and Euro. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year‐end exchange rates and income and expense accounts at rates prevailing during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd. is the U.S. Dollar, and as some transactions occur in British Pounds Sterling or Euros, foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar.

During fiscal year 2022, the Company incurred a net foreign currency loss of $11.3 million. The U.S. Dollar strengthened against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2022, the U.S. Dollar strengthened 6.4% against the Australian Dollar, 7.1% against the Polish Zloty, 8.5% against the Chinese Yuan, 5.4% against the Euro, 12.7% against the Japanese Yen, and 9.6% against the British Pound Sterling, resulting in losses of $8.9 million, $6.0 million, $5.8 million, $5.1 million, $3.7 million, and $1.9 million, respectively, partially offset by the U.S. Dollar strengthening 9.7% against the Taiwan Dollar, resulting in a gain of $28.0 million. The remaining net currency loss of $7.9 million was related to the impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2022 also resulted in a currency translation adjustment of $149.4 million within accumulated other comprehensive income (loss).

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 31, 2022 and December 25, 2021, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar would have resulted in an adverse impact on income before income taxes of approximately $81 million and $68 million, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 31, 2022. We, therefore, have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with those securities will fluctuate accordingly.

The primary objectives of the Company’s investment policy are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. As of December 31, 2022 and December 25, 2021, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 31, 2022 and December 25, 2021, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $31 million and $40 million at December 31, 2022 and December 25, 2021, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 31, 2022, December 25, 2021, and December 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.

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

Valuation of Goodwill

Description of the Matter

The Company assigns goodwill acquired in business combinations to its reporting units as of each acquisition date. At December 31, 2022, the Company’s goodwill balance related to the consumer auto reporting unit was approximately $77 million. As discussed in Note 1 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. Revenue and profits of the consumer auto reporting unit declined for a number of years through fiscal 2020 as competing technologies emerged and market saturation occurred for certain key products. Revenue and profit of the consumer auto reporting unit has since experienced periods of increases and decreases. Considering uncertainty in qualitative factors, management performed a step one quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2022.

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

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the ASC Topic 740, Income Taxes. The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. The Company uses significant judgment to evaluate uncertain tax positions and determine whether the threshold for recognition has been met and to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 5 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $31 million at December 31, 2022, primarily related to transfer pricing positions.

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

Kansas City, Missouri

February 22, 2023

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	$4,860,286	$4,982,795	$4,186,573
Cost of goods sold	2,053,511	2,092,336	1,705,237
Gross profit	2,806,775	2,890,459	2,481,336

Advertising expense	168,040	171,829	151,166
Selling, general and administrative expenses	775,963	721,260	623,588
Research and development expense	834,927	778,750	652,342
Total operating expense	1,778,930	1,671,839	1,427,096

Operating income	1,027,845	1,218,620	1,054,240
Other income (expense):
Interest income	40,826	28,573	37,002
Foreign currency (losses) gains	(11,274)	(45,263)	2,825
Other income	7,577	4,866	9,343
Total other income (expense)	37,129	(11,824)	49,170

Income before income taxes	1,064,974	1,206,796	1,103,410
Income tax provision (benefit):
Current	233,844	130,040	104,471
Deferred	(142,455)	(5,444)	6,615
Total income tax provision	91,389	124,596	111,086

Net income	$973,585	$1,082,200	$992,324

Basic net income per share	$5.06	$5.63	$5.19
Diluted net income per share	$5.04	$5.61	$5.17

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Net income	$973,585	$1,082,200	$992,324
Foreign currency translation adjustment	(149,396)	(39,538)	107,664
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(82,972)	(26,054)	19,889
Comprehensive income	$741,217	$1,016,608	$1,119,877

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share information)

	December 31, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$1,279,194	$1,498,058
Marketable securities	173,288	347,980
Accounts receivable, less allowance for doubtful accounts of $5,098 in 2022 and $7,080 in 2021	656,847	843,445
Inventories	1,515,045	1,227,609
Deferred costs	14,862	15,961
Prepaid expenses and other current assets	315,915	328,719
Total current assets	3,955,151	4,261,772

Property and equipment, net	1,147,005	1,067,478
Operating lease right-of-use assets	138,040	89,457
Noncurrent marketable securities	1,208,360	1,268,698
Deferred income tax assets	441,071	260,205
Noncurrent deferred costs	9,831	12,361
Goodwill	567,994	575,080
Other intangible assets, net	178,461	215,993
Other noncurrent assets	85,257	103,383
Total assets	$7,731,170	$7,854,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$212,417	$370,048
Salaries and benefits payable	176,114	211,371
Accrued warranty costs	50,952	45,467
Accrued sales program costs	97,772	121,514
Other accrued expenses	197,376	225,988
Deferred revenue	91,092	87,654
Income taxes payable	246,180	128,083
Dividend payable	139,732	258,023
Total current liabilities	1,211,635	1,448,148

Deferred income tax liabilities	129,965	117,595
Noncurrent income taxes payable	34,627	62,539
Noncurrent deferred revenue	35,702	41,618
Noncurrent operating lease liabilities	114,541	70,044
Other noncurrent liabilities	360	324

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued, 191,623 shares outstanding at December 31, 2022; and 192,608 shares outstanding at December 25, 2021:	17,979	17,979
Additional paid-in capital	2,042,472	1,960,722
Treasury stock (6,454 and 5,469 shares, respectively)	(475,095)	(303,114)
Retained earnings	4,733,517	4,320,737
Accumulated other comprehensive income (loss)	(114,533)	117,835
Total stockholders’ equity	6,204,340	6,114,159
Total liabilities and stockholders’ equity	$7,731,170	$7,854,427

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Operating Activities:
Net income	$973,585	$1,082,200	$992,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,743	103,498	78,121
Amortization	45,110	51,320	48,594
(Gain) loss on sale of property and equipment	(2,083)	298	(1,799)
Unrealized foreign currency (gains) losses	(5,867)	36,385	(9,873)
Deferred income taxes	(143,286)	(5,368)	6,931
Stock compensation expense	76,801	92,522	80,885
Realized losses (gains) on marketable securities	986	(622)	(1,392)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	167,336	(19,106)	(108,859)
Inventories	(363,327)	(476,454)	28,726
Other current and noncurrent assets	72,185	(38,004)	(33,690)
Accounts payable	(131,268)	108,946	1,447
Other current and noncurrent liabilities	(71,756)	70,007	87,761
Deferred revenue	(2,379)	(7,377)	(25,211)
Deferred costs	3,591	8,288	11,973
Income taxes	49,888	5,894	(20,671)
Net cash provided by operating activities	788,259	1,012,427	1,135,267

Investing activities:
Purchases of property and equipment	(244,286)	(307,645)	(185,401)
Proceeds from sale of property and equipment	2,402	35	1,977
Purchase of intangible assets	(1,907)	(1,942)	(2,065)
Purchase of marketable securities	(1,051,994)	(1,508,712)	(1,052,640)
Redemption of marketable securities	1,164,116	1,363,070	1,126,253
Acquisitions, net of cash acquired	(13,455)	(20,175)	(148,648)
Net cash used in investing activities	(145,124)	(475,369)	(260,524)

Financing activities:
Dividends	(679,096)	(491,457)	(450,631)
Proceeds from issuance of treasury stock related to equity awards	62,221	35,733	15,201
Purchase of treasury stock related to equity awards	(22,730)	(30,985)	(26,330)
Purchase of treasury stock under share repurchase plan	(201,012)	—	—
Net cash used in financing activities	(840,617)	(486,709)	(461,760)

Effect of exchange rate changes on cash and cash equivalents	(21,449)	(10,254)	18,127

Net (decrease) increase in cash, cash equivalents, and restricted cash	(218,931)	40,095	431,110
Cash, cash equivalents, and restricted cash at beginning of year	1,498,843	1,458,748	1,027,638
Cash, cash equivalents, and restricted cash at end of year	$1,279,912	$1,498,843	$1,458,748

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$184,809	$131,040	$133,057

Cash received during the year from income tax refunds	$7,786	$8,264	$4,820

Supplemental disclosure of non-cash investing and financing activities

(Decrease) increase in accrued capital expenditures related to purchases of property and equipment	$(4,320)	$9,541	$(4,192)

Change in marketable securities related to unrealized (depreciation) appreciation	$(107,362)	$(32,622)	$23,045

Fair value of assets acquired	$15,340	$20,956	$165,082
Liabilities assumed	(1,624)	(764)	(14,884)
Less: cash acquired	(261)	(17)	(1,550)
Cash paid for acquisitions, net of cash acquired	$13,455	$20,175	$148,648

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2019	$17,979	$1,835,622	$(345,040)	$3,229,061	$55,874	$4,793,496
Net income	—	—	—	992,324	—	992,324
Translation adjustment	—	—	—	—	107,664	107,664
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $3,157	—	—	—	—	19,889	19,889
Comprehensive income						1,119,877
Dividends	—	—	—	(467,013)	—	(467,013)
Issuance of treasury stock related to equity awards	—	(36,153)	51,354	—	—	15,201
Stock compensation	—	80,885	—	—	—	80,885
Purchase of treasury stock related to equity awards	—	—	(26,330)	—	—	(26,330)
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	1,082,200	—	1,082,200
Translation adjustment	—	—	—	—	(39,538)	(39,538)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $6,568	—	—	—	—	(26,054)	(26,054)
Comprehensive income						1,016,608
Dividends	—	—	—	(515,835)	—	(515,835)
Issuance of treasury stock related to equity awards	—	(12,154)	47,887	—	—	35,733
Stock compensation	—	92,522	—	—	—	92,522
Purchase of treasury stock related to equity awards	—	—	(30,985)	—	—	(30,985)
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	973,585	—	973,585
Translation adjustment	—	—	—	—	(149,396)	(149,396)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $24,390	—	—	—	—	(82,972)	(82,972)
Comprehensive income						741,217
Dividends	—	—	—	(560,805)	—	(560,805)
Issuance of treasury stock related to equity awards	—	4,949	57,272	—	—	62,221
Stock compensation	—	76,801	—	—	—	76,801
Purchase of treasury stock related to equity awards	—	—	(22,730)	—	—	(22,730)
Purchase of treasury stock under share repurchase plan	—	—	(206,523)	—	—	(206,523)
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 31, 2022 and December 25, 2021

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to current period presentation.

In the first quarter of fiscal 2022, the Company refined the methodology used in classifying certain indirect costs in accordance with the way the Company's management is now using the information in decision making, which management believes provides a more meaningful representation of costs incurred to support research and development activities. As a result, the Company’s consolidated statements of income have been recast for the 52-week periods ended December 25, 2021 and December 26, 2020 to reflect a reclassification of $61,274 and $53,343, respectively, from research and development expense to selling, general, and administrative expense.

Additionally, in the first quarter of fiscal 2022, the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company's Chief Operating Decision Maker (CODM) with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change at that time. Results for the 52-week periods ended December 25, 2021 and December 26, 2020 have been recast to conform to current period presentation.

These changes in classification and allocation had no effect on the Company’s consolidated operating or net income.

Fiscal Year

The Company’s fiscal year is based on a 52-53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal year 2022 contains 53 weeks compared to 52 weeks for 2021 and 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $(25,981) and $123,415 as of December 31, 2022 and December 25, 2021, respectively, have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency losses recorded in results of operations were $11,274 for the year ended December 31, 2022, net foreign currency losses recorded in results of operations were $45,263 for the year ended December 25, 2021, and net foreign currency gains recorded in results of operations were $2,825 for the year ended December 26, 2020. The loss in fiscal 2022 was primarily due to the U.S. Dollar strengthening against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. The loss in fiscal 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar. The gain in fiscal 2020 was primarily due to the U.S. Dollar weakening against the Euro, Australian Dollar, Chinese Yuan, and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar.

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

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (“SSP”), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with map updates and server-based traffic services. In addition, the Company provides map update services (map care) over a contractual period in certain hardware and software contracts with automotive original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for certain map updates, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of certain map updates, map care, and traffic performance obligations. The revenue and associated costs allocated to map updates, map care, and server-based traffic service are deferred and recognized ratably over the estimated life of the products. In addition to the products listed above, the Company has offered certain other products with ongoing performance obligations including aviation database and other service subscriptions, incremental navigation and communication service subscriptions, mobile applications, and extended warranties that are recognized over the contractual service period (typically 1-3 years).

The Company records revenue net of sales tax or value-added tax and variable consideration such as trade discounts and customer returns. Payment is due typically within 90 days or less of shipment of product, or upon the grant of a given software license (as applicable). The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, price protection, promotions, and other volume-based incentives. Cooperative advertising incentives payable to dealers and distributors are recorded as reductions of revenue unless the Company obtains proof of a distinct advertising service, in which case the incentive is recorded as advertising expense. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions.

Shipping and Handling Costs

Shipping and handling activities are typically performed before the customer obtains control of the good, and the related costs are expensed at the approximate time of sale. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $168,040, $171,829, and $151,166 for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Software Development Costs

ASC Topic 985-20, Software – Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. The Company’s capitalized software development costs are not significant, as the time elapsed from working model to release is typically short. As required by ASC Topic 730, Research and Development, costs incurred to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

Accounting for Stock Compensation

The Company currently sponsors three employee stock compensation plans. ASC Topic 718, Compensation – Stock Compensation, requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values.

Accounting guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock compensation expense over the requisite service period in the Company’s consolidated statements of income.

As stock compensation expense recognized in the accompanying consolidated statements of income is based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates.

Excess tax benefits or deficiencies from stock compensation are recognized in the income tax provision and are not estimated in the effective tax rate. Rather, they are recorded as discrete tax items in the period they occur. Excess income tax benefits from stock compensation arrangements are classified as a cash flow from operations.

Stock compensation plans are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements.

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $834,927, $778,750, and $652,342 for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the consolidated balance sheets within prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within other noncurrent assets if expected to be received beyond one year. Such capitalized costs were approximately $23,510 and $67,349 as of December 31, 2022 and December 25, 2021, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC Topic 740, Income Taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740. The Company recognizes liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities results in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Income taxes are discussed in more detail in Note 5 of the Notes to Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive share-based compensation awards has been reduced by the number of shares which could have been purchased from the proceeds of the exercise or release at the average market price of the Company’s stock during the period the awards were outstanding. See Note 3 of the Notes to Consolidated Financial Statements.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, money market funds, deposits readily convertible to known amounts of cash, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. Restricted cash is reported within other noncurrent assets on the consolidated balance sheets. See Note 7 of the Notes to Consolidated Financial Statements for additional information on restricted cash.

The total of the cash and cash equivalents balance and the restricted cash reported within other noncurrent assets on the consolidated balance sheets reconciles to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 31, 2022. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. At December 31, 2022, and December 25, 2021, cumulative unrealized losses of $88,552 and $5,580, respectively were reported in accumulated other comprehensive income (loss), net of related taxes.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets.

Testing for impairment of investments requires management judgment. The identification of potentially impaired investments, the determination of their fair value, and the assessment of whether any decline in value is relating to credit losses are the judgmental elements. The discovery of new information and the passage of time can change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of assessing investment impairment.

In making this assessment we evaluate the extent to which the fair value is less than the amortized cost basis, any change in credit rating of the security, adverse conditions specifically related to the security, failure of the issuer to make scheduled payments, and other relevant factors affecting the security. If it is determined that a credit loss exists, the amount of the credit loss is determined by comparing the present value of the expected future cash flows for the security to the amortized cost basis of the security, limited by the amount the fair value is less than the amortized cost basis.

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

Marketable securities are discussed in more detail in Note 4 of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

As required by ASC Topic 825, Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2022		December 25, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,279,194	$1,279,194	$1,498,058	$1,498,058
Marketable securities	$1,381,648	$1,381,648	$1,616,678	$1,616,678

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

Concentration of Credit Risk

The Company’s top ten customers have contributed between 20% and 23% of net sales annually since 2020. None of the Company's customers accounted for 10% or more of consolidated net sales in the years ended December 31, 2022, and December 26, 2020. Amazon.com, Inc. and its affiliates (Amazon), a customer of the fitness, outdoor, marine, and consumer auto segments, was our largest customer and accounted for approximately 10% of our consolidated net sales in the fiscal year ended December 25, 2021. No other customer accounted for 10% or more of Garmin's consolidated net sales in fiscal 2021.

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

	December 31, 2022	December 25, 2021
Raw materials	$600,858	$509,435
Work-in-process	180,873	213,801
Finished goods	733,314	504,373
Inventories	$1,515,045	$1,227,609

Deferred Revenues and Costs

At December 31, 2022 and December 25, 2021, the Company had deferred revenues totaling $126,794 and $129,272, respectively, and related deferred costs totaling $24,693 and $28,322, respectively.

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

The Company applies a practical expedient, as permitted within ASC Topic 340, Other Assets and Deferred Costs, to expense as incurred the incremental costs to obtain a contract when the amortization period of the asset that would have otherwise been recognized is one year or less.

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 31, 2022	December 25, 2021
Land		$193,861	$206,895
Building and improvements	15 to 50 years	856,722	763,654
Machinery, equipment and software	3 to 10 years	1,001,344	917,557
Total, at cost		2,051,927	1,888,106
Accumulated depreciation		(904,922)	(820,628)
Property and equipment, net		$1,147,005	$1,067,478

As required by ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2022, 2021, or 2020.

Intangible Assets

At December 31, 2022, and December 25, 2021, the Company had intellectual property, customer related intangibles, and other identifiable finite-lived intangible assets recorded at a cost of $511,716 and $524,566, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to ten years. Accumulated amortization was $333,256 and $308,572 at December 31, 2022 and December 25, 2021, respectively. Amortization expense on these intangible assets was $30,561, $35,540, and $34,797 for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively. In the next five years, the amortization expense is estimated to be $29,786, $26,644, $23,682, $20,552, and $16,527, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $567,994 at December 31, 2022, and $575,080 at December 25, 2021. Changes in the carrying amount of goodwill for the years ended December 31, 2022 and December 25, 2021 are as follows:

	Fitness	Outdoor	Aviation	Marine	Auto	Total
Goodwill balance as of December 26, 2020	$272,449	$88,658	$60,347	$82,602	$80,154	$584,210
Acquisitions	—	14,152	—	—	—	14,152
Foreign currency translation and other adjustments	(16,577)	(2,416)	—	(2,696)	(1,593)	(23,282)
Goodwill balance as of December 25, 2021	$255,872	$100,394	$60,347	$79,906	$78,561	$575,080
Acquisitions	—	2,518	—	7,340	—	9,858
Foreign currency translation and other adjustments	(11,570)	(2,019)	—	(2,245)	(1,110)	(16,944)
Goodwill balance as of December 31, 2022	$244,302	$100,893	$60,347	$85,001	$77,451	$567,994

ASC Topic 350, Intangibles – Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be assessed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual impairment assessments of goodwill and indefinite-lived intangible assets, if any, in the fourth quarter of each year, as of the Company’s fiscal year end date.

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

Revenue and profits of the consumer auto reporting unit declined for a number of years through fiscal 2020, as competing technologies emerged and market saturation occurred for certain key products. Revenue and profit of the consumer auto reporting unit has since experienced periods of increases and decreases and, considering uncertainty in qualitative factors, management performed a quantitative impairment test of the consumer auto reporting unit in the fourth quarter of 2022. Consistent with the results of the quantitative assessment performed in 2021, the quantitative assessment indicated again in 2022 that the fair value of the reporting unit was substantially in excess of its carrying amount.

Management also concluded that no goodwill associated with other reporting units is currently at risk of impairment based on qualitative assessments performed in 2022. The Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2022, 2021, or 2020.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 31 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

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

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Balance - beginning of period	$45,467	$42,643	$39,758
Accrual for products sold (1)	72,821	69,810	67,028
Expenditures	(67,336)	(66,986)	(64,143)
Balance - end of period	$50,952	$45,467	$42,643

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

See Note 7 of the Notes to Consolidated Financial Statements for additional information on contingencies.

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

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 11 – Segment Information and Geographic Data. Note 11 also contains disaggregated revenue information of the six major product categories identified by the Company – fitness, outdoor, aviation, marine, consumer auto, and auto OEM.

A large majority of the Company’s sales are recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Sales recognized over a period of time are primarily within the outdoor, aviation, and auto segments and relate to performance obligations that are satisfied over the estimated life of the product or contractual service period. Revenue disaggregated by the timing of transfer of the goods or services is presented in the table below:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Point in time	$4,602,636	$4,762,260	$3,998,251
Over time	257,650	220,535	188,322
Net sales	$4,860,286	$4,982,795	$4,186,573

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 53-week period ending December 31, 2022 and 52-week period ending December 25, 2021, are presented below:

	Fiscal Year Ended
	December 31, 2022		December 25, 2021
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$129,272	$28,322	$136,799	$36,655
Deferrals in period	255,172	17,169	213,008	16,345
Recognition of deferrals in period	(257,650)	(20,798)	(220,535)	(24,678)
Balance, end of period	$126,794	$24,693	$129,272	$28,322

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the consolidated balance sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the consolidated balance sheets

Of the $257,650 of deferred revenue recognized in the 53-weeks ended December 31, 2022, $84,227 was deferred as of the beginning of the period. Of the $220,535 of deferred revenue recognized in the 52-weeks ended December 25, 2021, $80,786 was deferred as of the beginning of the period.

Of the $126,794 of deferred revenue as of December 31, 2022, the Company expects to recognize approximately seventy-five percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as "equity awards".

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Numerator:
Numerator for basic and diluted net income per share - net income	$973,585	$1,082,200	$992,324

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	192,544	192,180	191,085

Effect of dilutive equity awards	498	863	810

Denominator for diluted net income per share – adjusted weighted-average common shares	193,042	193,043	191,895

Basic net income per share	$5.06	$5.63	$5.19

Diluted net income per share	$5.04	$5.61	$5.17

Shares excluded from diluted net income per share calculation: Anti-dilutive equity awards (in thousands)	625	235	308

4. Marketable Securities

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Marketable securities classified as available-for-sale securities are summarized below:

		Available-For-Sale Securities as of December 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	$7,000	$—	$(786)	$6,214
Mortgage-backed securities	Level 2	45,373	—	(4,525)	40,848
Corporate debt securities	Level 2	1,106,688	188	(77,802)	1,029,074
Municipal securities	Level 2	326,058	3	(28,861)	297,200
Other	Level 2	10,466	—	(2,154)	8,312
Total		$1,495,585	$191	$(114,128)	$1,381,648

		Available-For-Sale Securities as of December 25, 2021
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	$7,000	$—	$(110)	$6,890
Mortgage-backed securities	Level 2	149,692	257	(880)	149,069
Corporate debt securities	Level 2	1,079,390	9,830	(11,827)	1,077,393
Municipal securities	Level 2	356,037	1,870	(4,864)	353,043
Other	Level 2	31,134	22	(873)	30,283
Total		$1,623,253	$11,979	$(18,554)	$1,616,678

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

Accrued interest receivable, which totaled $11,086 as of December 31, 2022, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 53-week period ended December 31, 2022.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 98% of securities in our portfolio were at an unrealized loss position at December 31, 2022.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 31, 2022 and December 25, 2021.

	As of December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$—	$—	$(786)	$6,214	$(786)	$6,214
Mortgage-backed securities	(1,900)	23,229	(2,625)	17,619	(4,525)	40,848
Corporate debt securities	(26,680)	508,956	(51,122)	498,834	(77,802)	1,007,790
Municipal securities	(2,136)	69,017	(26,725)	225,679	(28,861)	294,696
Other	—	—	(2,154)	8,067	(2,154)	8,067
Total	$(30,716)	$601,202	$(83,412)	$756,413	$(114,128)	$1,357,615

	As of December 25, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(110)	$6,890	$—	$—	$(110)	$6,890
Mortgage-backed securities	(148)	18,909	(732)	7,598	(880)	26,507
Corporate debt securities	(9,466)	499,084	(2,361)	85,033	(11,827)	584,117
Municipal securities	(4,247)	226,009	(617)	29,405	(4,864)	255,414
Other	(467)	17,845	(406)	7,205	(873)	25,050
Total	$(14,438)	$768,737	$(4,116)	$129,241	$(18,554)	$897,978

As of December 31, 2022 and December 25, 2021, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to other income for the unrealized losses on agency, mortgage-backed, corporate debt, municipal, and other securities presented above because we do not consider the declines in fair value to have resulted from credit losses. We have not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at December 31, 2022, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$175,644	$173,288
Due after one year through five years	1,303,653	1,194,280
Due after five years through ten years	14,041	12,382
Due after ten years	2,247	1,698
Total	$1,495,585	$1,381,648

5. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
U.S. federal:
Current	$45,639	$(13,096)	$(25,220)
Deferred	(149,734)	(42,625)	(7,115)
	$(104,095)	$(55,721)	$(32,335)
U.S. state:
Current	$12,870	$(5,876)	$(3,931)
Deferred	(29,160)	(8,132)	2,715
	$(16,290)	$(14,008)	$(1,216)
Foreign:
Current	$175,335	$149,012	$133,622
Deferred	36,439	45,313	11,015
	$211,774	$194,325	$144,637
Total	$91,389	$124,596	$111,086

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Federal income tax expense at U.S. statutory rate	$223,658	$253,429	$231,718
State income tax (benefit) expense, net of federal tax effect	(21,064)	(12,198)	(3,404)
Foreign-derived intangible income (FDII) deduction	(12,343)	—	—
Foreign tax rate differential	(114,599)	(117,586)	(98,130)
Other foreign taxes less incentives and credits	24,273	29,240	3,446
Withholding tax	27,041	22,992	17,026
Net change in uncertain tax positions	(14,381)	(17,087)	(21,391)
U.S. federal research and development credit	(29,384)	(22,764)	(21,342)
Share-based compensation	30	(6,362)	(6,114)
Switzerland tax reform - tax assets	7,168	(177)	11,016
Other, net	990	(4,891)	(1,739)
Income tax expense	$91,389	$124,596	$111,086

The Company recorded income tax expense of $91,389 in the year ended December 31, 2022, which included income tax expense of $7,168 recognized by the Company in the fourth quarter of 2022 related to the revaluation of certain Switzerland tax assets related to the Switzerland tax reform transitional measures. The Company recorded income tax expense of $124,596 in the year ended December 25, 2021. The Company recorded income tax expense of $111,086 in the year ended December 26, 2020, which included a $14,308 income tax benefit recognized by the Company in the second quarter of 2020 due to the release of uncertain tax position reserves associated with a 2014 intercompany restructuring and was partially offset by income tax expense of $11,016 recognized by the Company in the fourth quarter of 2020 related to the revaluation of certain Switzerland tax assets related to the Switzerland tax reform transitional measures.

The Company’s statutory federal and cantonal income tax rate in Switzerland, the Company's place of incorporation, was approximately 14% in fiscal years 2022, 2021, and 2020. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2022 as presented above, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $147,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $33,000. For 2021, the amounts related to tax at the statutory rate would be approximately $84,000 lower, or $169,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $28,000. For 2020, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $155,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $20,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $1,287,794, $1,227,666, and $1,059,074, for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

Income taxes of $45,459, $50,127, and $47,236 at December 31, 2022, December 25, 2021, and December 26, 2020, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2022	December 25, 2021
Deferred tax assets:
Product warranty accruals	$12,111	$10,578
Accrued vacation	14,986	14,073
Share-based compensation	8,667	12,000
Tax credit carryforwards	19,950	24,508
Intangible assets	156,702	173,468
Capitalized research & development expenses	231,429	53,827
Net operating losses	4,955	9,069
Operating leases	30,310	13,685
Deferred revenue	18,327	20,970
Tax basis in excess of book basis for investments	27,227	4,321
Other	18,259	20,220
Valuation allowance related to loss carryforward and tax credits	(17,077)	(19,709)
	$525,846	$337,010
Deferred tax liabilities:
Fixed assets	40,526	27,970
Operating leases	29,756	13,322
Prepaid and perpetual license assets	11,798	17,350
Book basis in excess of tax basis for acquired entities	21,970	32,907
Withholding tax	108,692	89,285
Other	1,998	13,566
	$214,740	$194,400
Net deferred tax assets	$311,106	$142,610

Deferred tax assets related to capitalized research and development expenses increased as of December 31, 2022 as compared to December 25, 2021 by $177,602, primarily related to the 2017 United States Tax Cuts and Jobs Act, which included provisions that became effective during 2022 tax year that require us to capitalize certain research and development costs and amortize those capitalized costs on our U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred.

At December 31, 2022, the Company had $19,950 of tax credit carryover compared to $24,508 at December 25, 2021. At December 31, 2022, the Company had a deferred tax asset of $4,955 related to the future tax benefit of net operating loss (NOL) carryforwards of $16,296. Included in the NOL carryforwards is $10,530 that relates to Luxembourg and expires beginning in 2037, $707 that relates to Finland and expires in varying amounts between 2025 and 2029, $575 that relates to the Netherlands and expires in 2026, $39 that relates to Thailand and expires in 2025, and $4,445 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits, as of December 31, 2022 was $30,795. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 31, 2022, December 25, 2021, and December 26, 2020 is as follows:

	December 31, 2022	December 25, 2021	December 26, 2020
Balance beginning of year	$65,216	$84,985	$101,251
Additions based on tax positions related to prior years	—	—	10,480
Reductions based on tax positions related to prior years	(6,363)	(4,727)	(4,169)
Additions based on tax positions related to current period	2,368	4,272	16,859
Reductions related to settlements with tax authorities	(15,476)	—	(935)
Expiration of statute of limitations	(14,950)	(19,314)	(38,501)
Balance at end of year	$30,795	$65,216	$84,985

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balance of net unrecognized benefits of $29,159, $54,443, and $81,938 are required to be classified as noncurrent at December 31, 2022, December 25, 2021, and December 26, 2020, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 31, 2022, December 25, 2021, and December 26, 2020, the Company had accrued approximately $2,751, $4,225, and $5,666, respectively, for interest. The interest component of the reserve decreased income tax expense for the years ending December 31, 2022, December 25, 2021, and December 26, 2020 by $1,474, and $1,441, and $1,970, respectively. The Company did not have significant amounts accrued for penalties for the years ending December 31, 2022, December 25, 2021, and December 26, 2020.

The Company files income tax returns in Switzerland, Taiwan, United Kingdom, U.S. federal jurisdiction, as well as various states, local, and foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2018, 2017, 2020, and 2019, respectively.

The Company recognized a reduction of income tax expense, inclusive of interest and net of deferrals, of $12,749, $22,221, and $42,185 in fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $5,000 to $15,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

6. Leases

The following table represents lease costs recognized in the Company’s consolidated statements of income for the 53-weeks ended December 31, 2022. Lease costs are included in selling, general and administrative expense and research and development expense on the Company’s consolidated statements of income.

	Fiscal Year Ended
	December 31, 2022	December 25, 2021
Operating lease cost (1)	$40,679	$35,114

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

The following table represents the components of leases that are recognized on the Company’s consolidated balance sheets as of December 31, 2022 and December 25, 2021.

	December 31, 2022	December 25, 2021
Operating lease right-of-use assets	$138,040	$89,457

Other accrued expenses	$25,149	$20,503
Noncurrent operating lease liabilities	114,541	70,044
Total lease liabilities	$139,690	$90,547

Weighted average remaining lease term	7.3 years	5.6 years
Weighted average discount rate	3.3%	3.3%

The following table represents the maturity of lease liabilities.

Year	Amount
2023	$30,713
2024	27,618
2025	22,094
2026	14,962
2027	13,216
Thereafter	52,737
Total	161,340
Less: imputed interest	(21,650)
Present value of lease liabilities	139,690

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of operating lease liabilities (2)	$28,714	$24,930
Right-of-use assets obtained in exchange for new operating lease liabilities	$68,188	$16,229

(2) Included in net cash provided by operating activities on the Company's Statements of Cash Flows

7. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of December 31, 2022 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $383,000.

Certain cash balances are held as collateral in relation to bank guarantees. The total amount of restricted cash was $718 and $785 on December 31, 2022 and December 25, 2021, respectively.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 31, 2022. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

8. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. Approved dividends are subject to possible adjustment based on the total amount of the dividend in Swiss Francs as approved at the annual meeting, and are payable in four equal installments on dates determined by the Board of Directors. A reduction of retained earnings and a corresponding liability are recorded at the time of shareholders' approval and are periodically adjusted based on the number of applicable shares outstanding.

Our shareholders approved the following dividends:

Declaration Date	Dividend Date	Record Date	Dividend Per Share	Payment Amount
Fiscal 2022
June 10, 2022	June 30, 2022	June 20, 2022	$0.73	$140,825
June 10, 2022	September 30, 2022	September 15, 2022	$0.73	$140,413
June 10, 2022	December 30, 2022	December 15, 2022	$0.73	$139,610
June 10, 2022	March 31, 2023	March 15, 2023	$0.73	$139,732
Total			$2.92	$560,579

Fiscal 2021
June 4, 2021	June 30, 2021	June 15, 2021	$0.67	$128,741
June 4, 2021	September 30, 2021	September 15, 2021	$0.67	$128,856
June 4, 2021	December 31, 2021	December 15, 2021	$0.67	$128,856
June 4, 2021	March 31, 2022	March 15, 2022	$0.67	$129,394
Total			$2.68	$515,846

Fiscal 2020
June 5, 2020	June 30, 2020	June 15, 2020	$0.61	$116,526
June 5, 2020	September 30, 2020	September 15, 2020	$0.61	$116,655
June 5, 2020	December 31, 2020	December 15, 2020	$0.61	$116,655
June 5, 2020	March 31, 2021	March 15, 2021	$0.61	$117,205
Total			$2.44	$467,040

The estimated payment amount for the dividend scheduled to be paid on March 31, 2023 was included in dividend payable on the Company’s consolidated balance sheets as of December 31, 2022. Approximately $61,129 of retained earnings was indefinitely restricted from distribution to shareholders pursuant to the laws of Taiwan as of December 31, 2022 and December 25, 2021.

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

As of December 31, 2022, the Company had repurchased 2,258,990 shares for $206,523, leaving approximately $93,477 available to repurchase additional shares under the Program. Cash paid for purchases of the Company’s shares during fiscal 2022 was $201,012, while $5,511 was included in other accrued expenses on the Company’s consolidated balance sheets as of December 31, 2022.

9. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the year ended December 31, 2022:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$123,415	$(5,580)	$117,835
Other comprehensive income (loss) before reclassification, net of income tax benefit of $24,658	(149,396)	(83,690)	(233,086)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $268 included in income tax provision	—	718	718
Net current-period other comprehensive income (loss)	(149,396)	(82,972)	(232,368)
Balance - end of period	$(25,981)	$(88,552)	$(114,533)

10. Employee Stock Compensation and Savings Plans

Stock Compensation

The various Company stock compensation plans are summarized below. For all stock compensation plans, the company’s policy is to issue treasury shares for option/stock appreciation right (SAR) exercises, restricted stock unit (RSU) releases, and employee stock purchase plan (ESPP) purchases.

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the shareholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were made available for issuance. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2022, 2021, and 2020, there were 6,008, 4,180, and 6,376 RSUs granted under this plan, respectively.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were made available for issuance. In 2013, the shareholders approved an additional 3,000,000 shares to the plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2022, 2021, and 2020, there were 1,185,707, 866,614, and 753,976 RSUs granted under the 2005 Plan, respectively. No stock options or SARs were granted under the 2005 Plan in 2022, 2021, or 2020.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, restricted shares and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were made available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2022, 2021, or 2020. In February 2023, the Board of Directors approved the termination of the 2000 Plan, which was effective immediately.

Stock Compensation Activity

A summary of the Company’s stock compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 is provided below:

Stock Options and SARs
	Weighted-Average Exercise Price	Number of Shares
(In Thousands)
Outstanding at December 28, 2019	$51.46	66
Granted		—
Exercised	$51.23	(53)
Forfeited/Expired		—
Outstanding at December 26, 2020	$52.44	13
Granted		—
Exercised	$52.44	(13)
Forfeited/Expired		—
Outstanding at December 25, 2021		—
Granted		—
Exercised		—
Forfeited/Expired		—
Outstanding at December 31, 2022		—

Exercisable at December 31, 2022		—
Expected to vest after December 31, 2022		—

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 28, 2019	$69.47	1,779
Granted	$99.57	760
Released/Vested	$64.07	(915)
Cancelled	$72.10	(42)
Outstanding at December 26, 2020	$86.98	1,582
Granted	$116.40	871
Released/Vested	$80.12	(884)
Cancelled	$95.79	(56)
Outstanding at December 25, 2021	$107.60	1,513
Granted	$98.39	1,192
Released/Vested	$102.80	(805)
Cancelled	$111.12	(63)
Outstanding at December 31, 2022	$103.61	1,837

The weighted-average remaining contract life of restricted stock units at December 31, 2022 was 1.26 years.

The total fair value of awards vested during 2022, 2021, and 2020, was $82,734, $70,796, and $58,602, respectively. The aggregate intrinsic values of options and SARs exercised during 2022, 2021, and 2020 were $0, $1,040, and $3,701, respectively. The aggregate intrinsic value of RSUs outstanding at December 31, 2022 was $169,498. The aggregate intrinsic values of RSUs released during 2022, 2021, and 2020 were $74,278, $118,825, and $109,952, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing stock price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing stock price on the last trading day of the relevant fiscal period. The Company’s closing stock price was $92.29 on December 31, 2022 (based on the closing stock price on December 30, 2022). As of December 31, 2022, there was $95,019 of total unrecognized compensation cost related to unvested share-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 8,000,000 shares of common stock have been reserved for the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the Company's stock on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2022, 2021, and 2020, there were 687,370, 385,211, and 195,540 shares purchased under the plan for a total purchase price of $62,154, $34,936, and $15,955, respectively. During 2022, 2021, and 2020, the purchases were issued from treasury shares. At December 31, 2022, approximately 787,534 shares were available for future issuance.

Savings Plans

Certain subsidiaries of the Company sponsor various defined contribution employee retirement plans. GII and the Company’s other U.S.-based subsidiaries sponsor a plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 31, 2022, December 25, 2021, and December 26, 2020, expense related to this and other defined contribution plans of $80,435, $71,262, and $63,908, respectively, was recorded within the Company’s consolidated statements of income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions, and associated expense of such plans for the years ended December 31, 2022, December 25, 2021, and December 26, 2020 were not material.

11. Segment Information and Geographic Data

During 2022, 2021, and 2020, Garmin was organized in the six operating segments of fitness, outdoor, aviation, marine, consumer auto, and auto OEM. Each operating segment is individually reviewed and evaluated by the CODM, who allocates resources and assesses performance of each segment individually. The fitness, outdoor, aviation, and marine operating segments represented reportable segments during 2022, 2021, and 2020. The consumer auto and auto OEM operating segments, which serve the auto market, did not meet the quantitative thresholds to separately qualify as reportable segments, and they are therefore reported together in an “all other” category captioned as auto. Fitness, outdoor, aviation, marine, and auto are collectively referred to as our reported segments.

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

As indicated in Note 1 to the consolidated financial statements, in the first quarter of fiscal 2022 the methodology used to allocate certain selling, general, and administrative expenses to the segments was refined to allocate these expenses in a more direct manner to provide the Company’s CODM with a more meaningful representation of segment profit or loss. The Company’s composition of operating segments and reportable segments did not change at that time. Results for the 52-week periods ended December 25, 2021 and December 26, 2020 have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reported segments are presented below, along with supplemental financial information for the consumer auto and auto OEM operating segments that management believes is useful.

					Auto
	Fitness	Outdoor	Aviation	Marine	Total Auto	Consumer Auto	Auto OEM	Total
53-Weeks Ended December 31, 2022
Net sales	$1,109,419	$1,495,167	$792,799	$903,983	$558,918	$275,108	$283,810	$4,860,286
Gross profit	552,417	969,810	573,063	491,457	220,028	129,598	90,430	2,806,775
Operating income (loss)	104,738	556,448	213,186	215,304	(61,831)	16,833	(78,664)	1,027,845

52-Weeks Ended December 25, 2021
Net sales	$1,533,788	$1,281,933	$712,468	$875,151	$579,455	$324,731	$254,724	$4,982,795
Gross profit	813,325	834,837	519,821	495,310	227,166	153,825	73,341	2,890,459
Operating income (loss)	359,201	476,122	193,188	249,781	(59,672)	48,347	(108,019)	1,218,620

52-Weeks Ended December 26, 2020
Net sales	$1,317,498	$1,128,081	$622,820	$657,848	$460,326	$275,493	$184,833	$4,186,573
Gross profit	697,539	739,777	453,008	384,450	206,562	139,864	66,698	2,481,336
Operating income (loss)	305,283	438,197	146,608	177,184	(13,032)	45,033	(58,065)	1,054,240

Net sales, property and equipment, and net assets by geographic area are as shown below for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 31, 2022
Net sales to external customers (1)	$2,429,029	$1,633,640	$797,617	$4,860,286
Property and equipment, net	676,855	121,920	348,230	1,147,005
Net assets (2)	3,717,198	1,210,461	1,276,681	6,204,340

December 25, 2021
Net sales to external customers (1)	$2,349,514	$1,858,908	$774,373	$4,982,795
Property and equipment, net	576,481	120,004	370,993	1,067,478
Net assets (2)	3,745,120	1,227,928	1,141,111	6,114,159

December 26, 2020
Net sales to external customers (1)	$1,968,080	$1,579,749	$638,744	$4,186,573
Property and equipment, net	467,269	114,313	273,957	855,539
Net assets (2)	3,327,748	1,163,127	1,025,241	5,516,116

(1) The United States is the only country which constitutes greater than 10% of net sales to external customers.

(2) Americas and APAC net assets are primarily held in the United States and Taiwan, respectively.

12. Subsequent Events

In January 2023, the Company announced an organization realignment, which combines the consumer auto operating segment with the outdoor operating segment. As a result, beginning with reports filed in the first quarter of fiscal 2023, the Company’s operating segments will be fitness, outdoor, aviation, marine, and auto OEM. Prior periods will be recast to conform to the revised composition.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

February 22, 2023

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 9, 2023 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

Equity Compensation Plan Information

The following table gives information as of December 31, 2022 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon outstanding options, exercise of warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,836,575	N/A	3,097,074
Equity compensation plans not approved by shareholders	—	N/A	—
Total	1,836,575	N/A	3,097,074

Table consists of the Garmin Ltd. 2000 Equity Incentive Plan, as amended and restated on June 27, 2010 (the “2000 Plan”), the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019, the Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 7, 2019, and the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019. In February 2023, the Board of Directors approved the termination of the 2000 Plan, which was effective immediately and resulted in 532,017 of remaining common shares previously authorized for issuance under the plan to be no longer available for issuance. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

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

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Association of Garmin Ltd., as amended and restated on June 10, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 13, 2022).

3.2

Organizational Regulations of Garmin Ltd., as amended on October 25, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No.1 to Current Report on Form 8-K/A filed on November 21, 2019).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Garmin Ltd. 2000 Equity Incentive Plan, as amended and restated on June 27, 2010 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2010).*

10.2	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on February 17, 2023.*

10.3	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2019).*

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 22, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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

/s/ Charles W. Peffer
Charles W. Peffer
Director

Garmin Ltd.

2022 Form 10-K Annual Report

Exhibit Index

The following exhibits are attached hereto. See Part IV of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit Number	Document
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.2	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on February 17, 2023.

21.1	List of subsidiaries

23.1	Consent of Ernst & Young LLP

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)