Form 10-Q
period 2023-04-01
GARMIN LTD
filed 2023-05-03
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of April 28, 2023

Registered Shares, CHF 0.10 par value: 191,290,486 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended April 1, 2023

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Net sales	$1,147,424	$1,172,662
Cost of goods sold	494,630	510,183
Gross profit	652,794	662,479

Advertising expense	30,347	34,133
Selling, general and administrative expenses	203,980	190,784
Research and development expense	221,485	209,006
Total operating expense	455,812	433,923

Operating income	196,982	228,556
Other income (expense):
Interest income	15,899	7,553
Foreign currency gains (losses)	7,688	(3,506)
Other income	1,203	3,261
Total other income (expense)	24,790	7,308

Income before income taxes	221,772	235,864
Income tax provision	19,445	24,272
Net income	$202,327	$211,592

Net income per share:
Basic	$1.06	$1.10
Diluted	$1.05	$1.09

Weighted average common shares outstanding:
Basic	191,498	192,887
Diluted	191,886	193,579

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Net income	$202,327	$211,592
Foreign currency translation adjustment	16,891	(56,912)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	11,076	(50,012)
Comprehensive income	$230,294	$104,668

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share information)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,361,593	$1,279,194
Marketable securities	188,878	173,288
Accounts receivable, net	610,654	656,847
Inventories	1,478,997	1,515,045
Deferred costs	14,573	14,862
Prepaid expenses and other current assets	309,303	315,915
Total current assets	3,963,998	3,955,151

Property and equipment, net of accumulated depreciation of $934,438 and $904,922, respectively	1,165,035	1,147,005
Operating lease right-of-use assets	134,569	138,040
Noncurrent marketable securities	1,163,989	1,208,360
Deferred income tax assets	455,095	441,071
Noncurrent deferred costs	9,504	9,831
Goodwill	571,534	567,994
Other intangible assets, net	172,685	178,461
Other noncurrent assets	89,622	85,257
Total assets	$7,726,031	$7,731,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$208,796	$212,417
Salaries and benefits payable	164,812	176,114
Accrued warranty costs	52,675	50,952
Accrued sales program costs	58,332	97,772
Other accrued expenses	178,264	197,376
Deferred revenue	90,568	91,092
Income taxes payable	254,753	246,180
Dividend payable	—	139,732
Total current liabilities	1,008,200	1,211,635

Deferred income tax liabilities	131,753	129,965
Noncurrent income taxes payable	34,936	34,627
Noncurrent deferred revenue	34,378	35,702
Noncurrent operating lease liabilities	111,388	114,541
Other noncurrent liabilities	372	360

Stockholders’ equity:
Shares, CHF 0.10 par value, 198,077 shares authorized and issued; 191,450 shares outstanding at April 1, 2023 and 191,623 shares outstanding at December 31, 2022	17,979	17,979
Additional paid-in capital	2,048,339	2,042,472
Treasury stock (6,627 and 6,454 shares, respectively)	(510,478)	(475,095)
Retained earnings	4,935,730	4,733,517
Accumulated other comprehensive (loss) income	(86,566)	(114,533)
Total stockholders’ equity	6,405,004	6,204,340
Total liabilities and stockholders’ equity	$7,726,031	$7,731,170

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Operating Activities:
Net income	$202,327	$211,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,952	28,984
Amortization	11,463	12,228
Gain on sale or disposal of property and equipment	(129)	(1,129)
Unrealized foreign currency gains	(867)	(5,113)
Deferred income taxes	(15,713)	(25,996)
Stock compensation expense	20,732	24,706
Realized loss (gain) on marketable securities	20	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	46,873	238,134
Inventories	43,712	(134,807)
Other current and noncurrent assets	4,780	(1,628)
Accounts payable	(4,202)	(61,939)
Other current and noncurrent liabilities	(67,405)	(119,159)
Deferred revenue	(1,876)	(3,704)
Deferred costs	622	1,904
Income taxes	6,921	21,563
Net cash provided by operating activities	279,210	185,634

Investing activities:
Purchases of property and equipment	(46,814)	(59,715)
Proceeds from sale of property and equipment	142	1,131
Purchase of intangible assets	(332)	(547)
Purchase of marketable securities	(18,684)	(497,526)
Redemption of marketable securities	57,789	431,604
Acquisitions, net of cash acquired	—	(10,828)
Net cash used in investing activities	(7,899)	(135,881)

Financing activities:
Dividends	(139,847)	(128,856)
Proceeds from issuance of treasury stock related to equity awards	—	20,146
Purchase of treasury stock related to equity awards	(9,169)	(14,610)
Purchase of treasury stock under share repurchase plan	(43,273)	—
Net cash used in financing activities	(192,289)	(123,320)

Effect of exchange rate changes on cash and cash equivalents	3,387	(6,960)

Net increase (decrease) in cash, cash equivalents, and restricted cash	82,409	(80,527)
Cash, cash equivalents, and restricted cash at beginning of period	1,279,912	1,498,843
Cash, cash equivalents, and restricted cash at end of period	$1,362,321	$1,418,316

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended April 1, 2023 and March 26, 2022

(In thousands, except per share information)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	211,592	—	211,592
Translation adjustment	—	—	—	—	(56,912)	(56,912)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $14,701	—	—	—	—	(50,012)	(50,012)
Comprehensive income						104,668
Dividends	—	—	—	(227)	—	(227)
Issuance of treasury stock related to equity awards	—	(2,867)	23,013	—	—	20,146
Stock compensation	—	24,706	—	—	—	24,706
Purchase of treasury stock related to equity awards	—	—	(14,610)	—	—	(14,610)
Balance at March 26, 2022	$17,979	$1,982,561	$(294,711)	$4,532,102	$10,911	$6,248,842

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	202,327	—	202,327
Translation adjustment	—	—	—	—	16,891	16,891
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,613	—	—	—	—	11,076	11,076
Comprehensive income						230,294
Dividends	—	—	—	(114)	—	(114)
Issuance of treasury stock related to equity awards	—	(14,865)	14,865	—	—	—
Stock compensation	—	20,732	—	—	—	20,732
Purchase of treasury stock related to equity awards	—	—	(9,169)	—	—	(9,169)
Purchase of treasury stock under share repurchase plan, including any associated excise tax	—	—	(41,079)	—	—	(41,079)
Balance at April 1, 2023	$17,979	$2,048,339	$(510,478)	$4,935,730	$(86,566)	$6,405,004

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

April 1, 2023

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Garmin Ltd. and wholly-owned subsidiaries (collectively, the “Company” or “Garmin”). Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, the condensed consolidated financial statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Our operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and OEM customer production schedules. Therefore, operating results for the 13-week period ended April 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 30, 2023.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended April 1, 2023 and March 26, 2022 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

The Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week period ended March 26, 2022 have been recast herein to conform to the current period presentation. This change had no effect on the Company’s consolidated results of operations.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to the Company’s significant accounting policies during the 13-week period ended April 1, 2023.

Recently Issued Accounting Standards and Pronouncements

Recently adopted accounting standards and recently issued accounting pronouncements not yet adopted are not expected to have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

2. Revenue

In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, we disaggregate revenue (“net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, APAC, and EMEA) is presented in Note 11 – Segment Information and Geographic Data. Note 11 also contains disaggregated revenue information of the five major product categories identified by the Company – fitness, outdoor, aviation, marine, and auto OEM.

A large majority of the Company’s sales are recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Sales recognized over a period of time are primarily within the outdoor, aviation, and auto OEM segments and relate to performance obligations that are satisfied over the estimated life of the product or contractual service period. Revenue disaggregated by the timing of transfer of the goods or services is presented in the table below:

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Point in time	$1,081,068	$1,114,200
Over time	66,356	58,462
Net sales	$1,147,424	$1,172,662

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ended April 1, 2023 are presented below:

	13-Weeks Ended April 1, 2023
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$126,794	$24,693
Deferrals in period	64,508	4,470
Recognition of deferrals in period	(66,356)	(5,086)
Balance, end of period	$124,946	$24,077

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets

Of the $66,356 of deferred revenue recognized in the 13-week period ended April 1, 2023, $34,006 was deferred as of the beginning of the period. Of the $124,946 of deferred revenue as of April 1, 2023, the Company expects to recognize approximately eighty percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Numerator:
Numerator for basic and diluted net income per share – net income	$202,327	$211,592

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,498	192,887

Effect of dilutive equity awards	388	692

Denominator for diluted net income per share – adjusted weighted-average common shares	191,886	193,579

Basic net income per share	$1.06	$1.10

Diluted net income per share	$1.05	$1.09

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	218	764

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of April 1, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	$11,003	$9	$(671)	$10,341
Mortgage-backed securities	Level 2	43,450	—	(4,354)	39,096
Corporate debt securities	Level 2	1,077,532	194	(69,489)	1,008,237
Municipal securities	Level 2	314,110	4	(24,887)	289,227
Other	Level 2	7,019	—	(1,053)	5,966
Total		$1,453,114	$207	$(100,454)	$1,352,867

	Available-For-Sale Securities as of December 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	Level 2	$7,000	$—	$(786)	$6,214
Mortgage-backed securities	Level 2	45,373	—	(4,525)	40,848
Corporate debt securities	Level 2	1,106,688	188	(77,802)	1,029,074
Municipal securities	Level 2	326,058	3	(28,861)	297,200
Other	Level 2	10,466	—	(2,154)	8,312
Total		$1,495,585	$191	$(114,128)	$1,381,648

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

Accrued interest receivable, which totaled $10,145 as of April 1, 2023, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 13-week period ended April 1, 2023.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 98% of securities in the Company’s portfolio were at an unrealized loss position as of April 1, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of April 1, 2023 and December 31, 2022.

	As of April 1, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$—	$—	$(671)	$6,329	$(671)	$6,329
Mortgage-backed securities	(15)	240	(4,339)	38,856	(4,354)	39,096
Corporate debt securities	(6,431)	200,179	(63,058)	786,401	(69,489)	986,580
Municipal securities	(253)	20,565	(24,634)	266,158	(24,887)	286,723
Other	—	—	(1,053)	5,966	(1,053)	5,966
Total	$(6,699)	$220,984	$(93,755)	$1,103,710	$(100,454)	$1,324,694

	As of December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$—	$—	$(786)	$6,214	$(786)	$6,214
Mortgage-backed securities	(1,900)	23,229	(2,625)	17,619	(4,525)	40,848
Corporate debt securities	(26,680)	508,956	(51,122)	498,834	(77,802)	1,007,790
Municipal securities	(2,136)	69,017	(26,725)	225,679	(28,861)	294,696
Other	—	—	(2,154)	8,067	(2,154)	8,067
Total	$(30,716)	$601,202	$(83,412)	$756,413	$(114,128)	$1,357,615

As of April 1, 2023 and December 31, 2022, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at April 1, 2023, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$192,923	$188,878
Due after one year through five years	1,256,355	1,160,827
Due after five years through ten years	1,955	1,708
Due after ten years	1,881	1,454
Total	$1,453,114	$1,352,867

5. Income Taxes

The Company recorded income tax expense of $19,445 in the 13-week period ended April 1, 2023, compared to income tax expense of $24,272 in the 13-week period ended March 26, 2022. The effective tax rate was 8.8% in the first quarter of 2023, compared to 10.3% in the first quarter of 2022. The decrease was primarily due to income mix by jurisdiction.

6. Inventories

The components of inventories consist of the following:

	April 1, 2023	December 31, 2022
Raw materials	$608,896	$600,858
Work-in-process	187,840	180,873
Finished goods	682,261	733,314
Inventories	$1,478,997	$1,515,045

7. Warranty Reserves

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

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Balance - beginning of period	$50,952	$45,467
Accrual for products sold (1)	22,381	10,871
Expenditures	(20,658)	(15,640)
Balance - end of period	$52,675	$40,698

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of April 1, 2023 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $396,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $728 and $718 on April 1, 2023 and December 31, 2022, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended April 1, 2023. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended April 1, 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

9. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. On June 10, 2022, the Company's shareholders approved a dividend of $2.92 per share, subject to possible adjustment based on the total amount of the dividend in Swiss Francs as approved at the annual meeting, and payable in four equal installments on dates to be determined by the Board of Directors. A reduction of retained earnings and a corresponding liability were recorded at the time of shareholders' approval and are periodically adjusted based on the number of applicable shares outstanding. The Company paid dividends of $139,847 for the 13-week period ended April 1, 2023.

On June 4, 2021, the Company's shareholders approved a dividend of $2.68 per share, $1.34 of which was paid in the Company’s 2021 fiscal year, and $1.34 of which was paid in the Company’s 2022 fiscal year.

Share Repurchase Program

On April 22, 2022, the Board of Directors approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 29, 2023. As of April 1, 2023, the Company had repurchased 2,675 shares for $247,138, leaving approximately $52,862 available to repurchase additional shares under the Program.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week period ended April 1, 2023:

	13-Weeks Ended April 1, 2023
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(25,981)	$(88,552)	$(114,533)
Other comprehensive income (loss) before reclassification, net of income tax expense of $2,611	16,891	11,058	27,949
Amounts reclassified from accumulated other comprehensive income (loss) to other income, net of income tax benefit of $2 included in income tax provision	—	18	18
Net current-period other comprehensive income (loss)	16,891	11,076	27,967
Balance - end of period	$(9,090)	$(77,476)	$(86,566)

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM. These operating segments represent our reportable segments.

The Company’s Chief Executive Officer, who has been identified as the CODM, primarily uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated.

As indicated in Note 1 to the condensed consolidated financial statements, the Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week period ended March 26, 2022 have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended April 1, 2023
Net sales	$244,721	$328,662	$213,582	$278,975	$81,484	$1,147,424
Gross profit	120,910	204,948	154,454	149,631	22,851	652,794
Operating income (loss)	10,578	76,743	57,695	71,908	(19,942)	196,982

13-Weeks Ended March 26, 2022
Net sales	$220,896	$449,734	$174,766	$254,069	$73,197	$1,172,662
Gross profit	106,189	278,455	127,543	128,581	21,711	662,479
Operating income (loss)	580	152,810	40,127	58,882	(23,843)	228,556

Net sales to external customers by geographic region were as follows for the 13-week period ended April 1, 2023 and March 26, 2022. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	April 1, 2023	March 26, 2022
Americas	$611,704	$570,634
EMEA	355,853	397,477
APAC	179,867	204,551
Net sales to external customers	$1,147,424	$1,172,662

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. This report has been filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) in Washington, D.C. and can be obtained by contacting the SEC’s public reference operations or obtaining it through the SEC’s website at http://www.sec.gov. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, references in this document to "we", "us", "our" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, amounts set forth in the discussion below are in thousands.

Company Overview

The Company is a leading worldwide provider of wireless devices, many of which feature Global Positioning System (GPS) navigation, and applications that are designed for people who live an active lifestyle. We are organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM. Our products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, as well as original equipment manufacturers (OEMs). We also sell our products and services directly through our online webshop (garmin.com), subscriptions for connected services, and our own retail stores.

Business Environment Update

A number of headwinds including high inflation, rising interest rates, and a stronger U.S. Dollar relative to other major currencies have affected the economic environment and consumer behaviors. Additionally, while our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints, these factors have been further amplified by the current environment. We expect certain of these challenges to persist through 2023.

The nature and degree of effects of the current business environment over time remain uncertain. Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

As indicated in Note 1 to the condensed consolidated financial statements, the Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week period ended March 26, 2022 have been recast below to conform with the current period presentation. This change had no effect on the Company’s consolidated results of operations.

Comparison of 13-Weeks ended April 1, 2023 and March 26, 2022

Net Sales

Net Sales	13-Weeks Ended April 1, 2023	Year-over-Year Change	13-Weeks Ended March 26, 2022
Fitness	$244,721	11%	$220,896
Percentage of Total Net Sales	21%		19%
Outdoor	328,662	(27%)	449,734
Percentage of Total Net Sales	29%		39%
Aviation	213,582	22%	174,766
Percentage of Total Net Sales	19%		15%
Marine	278,975	10%	254,069
Percentage of Total Net Sales	24%		21%
Auto OEM	81,484	11%	73,197
Percentage of Total Net Sales	7%		6%
Total	$1,147,424	(2%)	$1,172,662

Net sales decreased 2% for the 13-week period ended April 1, 2023 when compared to the year-ago quarter. Total unit sales in the first quarter of 2023 decreased to 3,210 when compared to total unit sales of 3,438 in the first quarter of 2022, which differs from the percent decrease in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 29% in the first quarter of 2023 compared to 39% in the first quarter of 2022.

The increase in fitness revenue was primarily driven by strong demand for our advanced wearables. Aviation revenue increased due to growth in both OEM and aftermarket product categories. The increase in marine revenue was primarily due to the timing of promotions. Auto OEM revenue increased primarily due to increased shipments of domain controllers. Outdoor revenue decreased primarily due to declines in our adventure watches.

Gross Profit

Gross Profit	13-Weeks Ended April 1, 2023	Year-over-Year Change	13-Weeks Ended March 26, 2022
Fitness	$120,910	14%	$106,189
Percentage of Segment Net Sales	49%		48%
Outdoor	204,948	(26%)	278,455
Percentage of Segment Net Sales	62%		62%
Aviation	154,454	21%	127,543
Percentage of Segment Net Sales	72%		73%
Marine	149,631	16%	128,581
Percentage of Segment Net Sales	54%		51%
Auto OEM	22,851	5%	21,711
Percentage of Segment Net Sales	28%		30%
Total	$652,794	(1%)	$662,479
Percentage of Total Net Sales	57%		56%

Gross profit dollars in the first quarter of 2023 decreased 1%, primarily due to the decrease in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin was slightly higher when compared to the year-ago quarter primarily due to lower freight costs.

The fitness and marine gross margin increases of 130 and 300 basis points respectively, were primarily attributable to favorable freight costs. The outdoor and aviation gross margins were relatively flat when compared to the year-ago quarter. The auto OEM gross margin decrease of 160 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended April 1, 2023	Year-over-Year Change	13-Weeks Ended March 26, 2022
Advertising expense	$30,347	(11%)	$34,133
Percentage of Total Net Sales	3%		3%
Selling, General and administrative expenses	203,980	7%	190,784
Percentage of Total Net Sales	18%		16%
Research and development expense	221,485	6%	209,006
Percentage of Total Net Sales	19%		18%
Total	$455,812	5%	$433,923
Percentage of Total Net Sales	40%		37%

Total operating expense increased 270 basis points and 5% in absolute dollars when compared to the year-ago quarter.

Advertising expense as a percent of revenue was relatively flat and decreased 11% in absolute dollars when compared to the year-ago quarter. The absolute dollar decrease was primarily attributable to decreased cooperative spend.

Selling, general and administrative expense increased 150 basis points as a percent of revenue and 7% in absolute dollars compared to the year-ago quarter. The absolute dollar expense increase in the first quarter of 2023 was primarily attributable to increased personnel related expenses and information technology costs.

Research and development expense increased 150 basis points as a percent of revenue and 6% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	13-Weeks Ended April 1, 2023	Year-over-Year Change	13-Weeks Ended March 26, 2022
Fitness	$10,578	1,724%	$580
Percentage of Segment Net Sales	4%		0%
Outdoor	76,743	(50%)	152,810
Percentage of Segment Net Sales	23%		34%
Aviation	57,695	44%	40,127
Percentage of Segment Net Sales	27%		23%
Marine	71,908	22%	58,882
Percentage of Segment Net Sales	26%		23%
Auto OEM	(19,942)	(16%)	(23,843)
Percentage of Segment Net Sales	(24%)		(33%)
Total	$196,982	(14%)	$228,556
Percentage of Total Net Sales	17%		19%

Total operating income decreased 14% in absolute dollars and 230 basis points as a percent of revenue when compared to the year-ago quarter. The decrease as a percent of revenue was primarily due to higher operating expenses, while net sales declined, as described above. The decrease in outdoor operating income was partially offset by improved performance in fitness, aviation, marine, and auto OEM. Auto OEM experienced an operating loss in the current quarter driven by ongoing investments in auto OEM programs, and we expect the segment to continue to experience operating losses through 2023.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended April 1, 2023	13-Weeks Ended March 26, 2022
Interest income	$15,899	$7,553
Foreign currency gains (losses)	7,688	(3,506)
Other income	1,203	3,261
Total	$24,790	$7,308

The average interest return on cash and investments during the first quarter of 2023 was 2.4%, compared to 1.0% during the same quarter of 2022.

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

The $7.7 million currency gain recognized in the first quarter of 2023 was primarily due to the U.S. Dollar weakening against the Polish Zloty, British Pound Sterling, Chinese Yuan, and Euro, partially offset by the U.S. Dollar weakening against the Taiwan Dollar, within the 13-week period ended April 1, 2023. During this period, the U.S. Dollar weakened 2.7% against the Polish Zloty, 2.0% against the British Pound Sterling, 1.3% against the Chinese Yuan, and 1.3% against the Euro, resulting in gains of $4.5 million, $1.3 million, $0.7 million, and $0.5 million respectively, while the U.S. Dollar weakened 0.4% against the Taiwan Dollar, resulting in a loss of $1.1 million. The remaining net currency gain of $1.8 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $19.4 million in the 13-week period ended April 1, 2023, compared to income tax expense of $24.3 million in the 13-week period ended March 26, 2022. The effective tax rate was 8.8% in the first quarter of 2023, compared to 10.3% in the first quarter of 2022. The decrease was primarily due to income mix by jurisdiction.

Net Income

As a result of the above, net income for the 13-week period ended April 1, 2023 was $202.3 million compared to $211.6 million for the 13-week period ended March 26, 2022, a decrease of $9.3 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of April 1, 2023, we had approximately $2.7 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest returns on cash and investments during the first quarters of 2023 and 2022 were 2.4% and 1.0%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $279.2 million for the first quarter of 2023, compared to $185.6 million for the first quarter of 2022. The increase was primarily due to a lower use of cash on purchases of inventory compared to the year-ago quarter, partially offset by a decrease in collections of accounts receivable in the first quarter of 2023 compared to the first quarter of 2022.

Cash used in investing activities totaled $7.9 million for the first quarter of 2023, compared to $135.9 million for the first quarter of 2022. The decrease was primarily due to net redemptions of marketable securities in the first quarter of 2023, compared to the net purchases of marketable securities in the first quarter of 2022, as well as a decrease in purchases of property and equipment.

Cash used in financing activities totaled $192.3 million for the first quarter of 2023, compared to $123.3 million for the first quarter of 2022. This increase was primarily due to the purchase of treasury stock under the share repurchase plan, and higher cash dividend payments in the first quarter of 2023, as our declared dividend increased from $0.67 per share for the four calendar quarters beginning in June 2021 to $0.73 per share for the four calendar quarters beginning in June 2022.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of April 1, 2023, the Company had fixed lease payment obligations of $158.8 million, with $31.3 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of April 1, 2023, the Company had inventory purchase obligations of $714.7 million, with $494.5 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of April 1, 2023, the Company had other purchase obligations of $415.4 million, with $188.2 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended April 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes during the 13-week period ended April 1, 2023 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of April 1, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of April 1, 2023 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows. For additional information, see Note 8 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes during the 13-week period ended April 1, 2023 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended April 1, 2023, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2023 - January 28, 2023	145	$97.59	145	$79,278
January 29, 2023 - February 25, 2023	150	$98.12	150	$64,600
February 26, 2023 - April 1, 2023	121	$97.01	121	$52,862
Total	416		416

(1) The Board of Directors approved a share repurchase program on April 22, 2022 (the "Program"), authorizing the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 29, 2023. See Note 9 in Part I, Item 1 of this Quarterly Report for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 10.1	Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on March 27, 2023.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 3, 2023