Form 10-Q
period 2023-09-30
GARMIN LTD
filed 2023-11-01
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 27, 2023

Registered Shares, $0.10 par value: 191,331,077 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 30, 2023

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$1,277,531	$1,140,434	$3,745,751	$3,553,931
Cost of goods sold	548,962	469,935	1,604,945	1,492,126
Gross profit	728,569	670,499	2,140,806	2,061,805

Advertising expense	35,158	32,888	111,849	110,378
Selling, general and administrative expenses	201,470	189,546	609,800	571,541
Research and development expense	221,572	208,692	667,451	619,215
Total operating expense	458,200	431,126	1,389,100	1,301,134

Operating income	270,369	239,373	751,706	760,671
Other income (expense):
Interest income	19,803	10,472	54,461	26,520
Foreign currency gains (losses)	(11,539)	(29,863)	6,946	(55,809)
Other income	938	285	4,206	3,716
Total other income (expense)	9,202	(19,106)	65,613	(25,573)

Income before income taxes	279,571	220,267	817,319	735,098
Income tax provision	22,328	9,419	69,810	54,785
Net income	$257,243	$210,848	$747,509	$680,313

Net income per share:
Basic	$1.34	$1.09	$3.91	$3.53
Diluted	$1.34	$1.09	$3.90	$3.52

Weighted average common shares outstanding:
Basic	191,435	192,672	191,409	192,878
Diluted	191,868	193,105	191,772	193,378

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$257,243	$210,848	$747,509	$680,313
Foreign currency translation adjustment	(48,342)	(117,360)	(56,793)	(239,167)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	2,815	(18,867)	10,499	(85,507)
Comprehensive income	$211,716	$74,621	$701,215	$355,639

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,422,855	$1,279,194
Marketable securities	273,050	173,288
Accounts receivable, net	721,137	656,847
Inventories	1,439,894	1,515,045
Deferred costs	15,296	14,862
Prepaid expenses and other current assets	284,682	315,915
Total current assets	4,156,914	3,955,151

Property and equipment, net of accumulated depreciation of $982,405 and $904,922	1,187,375	1,147,005
Operating lease right-of-use assets	140,635	138,040
Noncurrent marketable securities	1,081,674	1,208,360
Deferred income tax assets	514,876	441,071
Noncurrent deferred costs	10,538	9,831
Goodwill	594,449	567,994
Other intangible assets, net	185,835	178,461
Other noncurrent assets	92,726	85,257
Total assets	$7,965,022	$7,731,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$268,030	$212,417
Salaries and benefits payable	196,665	176,114
Accrued warranty costs	53,533	50,952
Accrued sales program costs	71,558	97,772
Other accrued expenses	208,717	197,376
Deferred revenue	98,289	91,092
Income taxes payable	151,559	246,180
Dividend payable	279,447	139,732
Total current liabilities	1,327,798	1,211,635

Deferred income tax liabilities	116,419	129,965
Noncurrent income taxes payable	24,577	34,627
Noncurrent deferred revenue	35,525	35,702
Noncurrent operating lease liabilities	111,035	114,541
Other noncurrent liabilities	388	360

Stockholders’ equity:
Shares (195,880 and 198,077 shares authorized and issued; 191,387 and 191,623 shares outstanding)	19,588	17,979
Additional paid-in capital	2,100,357	2,042,472
Treasury stock (4,493 and 6,454 shares)	(331,393)	(475,095)
Retained earnings	4,721,555	4,733,517
Accumulated other comprehensive income (loss)	(160,827)	(114,533)
Total stockholders’ equity	6,349,280	6,204,340
Total liabilities and stockholders’ equity	$7,965,022	$7,731,170

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 30, 2023	September 24, 2022
Operating Activities:
Net income	$747,509	$680,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,483	88,005
Amortization	33,751	34,349
Gain on sale or disposal of property and equipment	(50)	(1,652)
Unrealized foreign currency losses	9,927	45,498
Deferred income taxes	(90,214)	(101,133)
Stock compensation expense	66,214	57,871
Realized loss on marketable securities	56	982
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(54,756)	156,666
Inventories	111,459	(442,312)
Other current and noncurrent assets	28,288	29,299
Accounts payable	55,340	(64,199)
Other current and noncurrent liabilities	430	(84,287)
Deferred revenue	7,063	(3,299)
Deferred costs	(1,152)	3,426
Income taxes	(102,024)	20,067
Net cash provided by operating activities	910,324	419,594

Investing activities:
Purchases of property and equipment	(144,876)	(184,928)
Proceeds from sale of property and equipment	157	1,693
Purchase of intangible assets	(1,175)	(1,411)
Purchase of marketable securities	(116,039)	(1,044,942)
Redemption of marketable securities	145,094	923,894
Acquisitions, net of cash acquired	(150,853)	(13,455)
Net cash used in investing activities	(267,692)	(319,149)

Financing activities:
Dividends	(419,166)	(399,074)
Proceeds from issuance of treasury stock related to equity awards	21,946	41,052
Purchase of treasury stock related to equity awards	(9,397)	(14,750)
Purchase of treasury stock under share repurchase plan	(79,533)	(105,206)
Net cash used in financing activities	(486,150)	(477,978)

Effect of exchange rate changes on cash and cash equivalents	(12,854)	(38,265)

Net increase (decrease) in cash, cash equivalents, and restricted cash	143,628	(415,798)
Cash, cash equivalents, and restricted cash at beginning of period	1,279,912	1,498,843
Cash, cash equivalents, and restricted cash at end of period	$1,423,540	$1,083,045

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 30, 2023 and September 24, 2022

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 25, 2022	$17,979	$2,008,931	$(315,886)	$4,225,521	$(70,612)	$5,865,933
Net income	—	—	—	210,848	—	210,848
Translation adjustment	—	—	—	—	(117,360)	(117,360)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,744	—	—	—	—	(18,867)	(18,867)
Comprehensive income						74,621
Dividends	—	—	—	2,635	—	2,635
Issuance of treasury stock related to equity awards	—	(28)	28	—	—	—
Stock compensation	—	18,116	—	—	—	18,116
Purchase of treasury stock related to equity awards	—	—	(27)	—	—	(27)
Purchase of treasury stock under share repurchase plan, including any associated excise tax	—	—	(83,089)	—	—	(83,089)
Balance at September 24, 2022	$17,979	$2,027,019	$(398,974)	$4,439,004	$(206,839)	$5,878,189

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2023	$19,588	$2,077,540	$(322,688)	$4,464,682	$(115,300)	$6,123,822
Net income	—	—	—	257,243	—	257,243
Translation adjustment	—	—	—	—	(48,342)	(48,342)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $686	—	—	—	—	2,815	2,815
Comprehensive income						211,716
Dividends	—	—	—	(370)	—	(370)
Issuance of treasury stock related to equity awards	—	—	—	—	—	—
Stock compensation	—	22,817	—	—	—	22,817
Purchase of treasury stock related to equity awards	—	—	—	—	—	—
Purchase of treasury stock under share repurchase plan, including any associated excise tax	—	—	(8,705)	—	—	(8,705)
Cancellation of treasury stock	—	—	—	—	—	—
Share capital currency change	—	—	—	—	—	—
Balance at September 30, 2023	$19,588	$2,100,357	$(331,393)	$4,721,555	$(160,827)	$6,349,280

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 30, 2023 and September 24, 2022

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	680,313	—	680,313
Translation adjustment	—	—	—	—	(239,167)	(239,167)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $25,202	—	—	—	—	(85,507)	(85,507)
Comprehensive income						355,639
Dividends	—	—	—	(562,046)	—	(562,046)
Issuance of treasury stock related to equity awards	—	8,426	32,626	—	—	41,052
Stock compensation	—	57,871	—	—	—	57,871
Purchase of treasury stock related to equity awards	—	—	(14,750)	—	—	(14,750)
Purchase of treasury stock under share repurchase plan, including any associated excise tax	—	—	(113,736)	—	—	(113,736)
Balance at September 24, 2022	$17,979	$2,027,019	$(398,974)	$4,439,004	$(206,839)	$5,878,189

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	747,509	—	747,509
Translation adjustment	—	—	—	—	(56,793)	(56,793)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,327	—	—	—	—	10,499	10,499
Comprehensive income						701,215
Dividends	—	—	—	(558,882)	—	(558,882)
Issuance of treasury stock related to equity awards	—	(6,482)	28,428	—	—	21,946
Stock compensation	—	66,214	—	—	—	66,214
Purchase of treasury stock related to equity awards	—	—	(9,397)	—	—	(9,397)
Purchase of treasury stock under share repurchase plan, including any associated excise tax	—	—	(76,156)	—	—	(76,156)
Cancellation of treasury stock	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at September 30, 2023	$19,588	$2,100,357	$(331,393)	$4,721,555	$(160,827)	$6,349,280

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023

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

Our operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and OEM customer production schedules. Therefore, operating results for the 13-week and 39-week periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 30, 2023.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 30, 2023 and September 24, 2022 both contain operating results for 13 weeks.

Garmin completed the acquisition of JL Audio during the 13-week period ending September 30, 2023. Accordingly, the balance sheet and operating results of JL Audio for the period following the acquisition have been included in Garmin's condensed consolidated financial statements as of and for the 13-week and 39-week periods ended September 30, 2023. This acquisition was not material.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

The Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week and 39-week periods ended September 24, 2022 have been recast herein to conform to the current period presentation. This change had no effect on the Company’s consolidated results of operations.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 30, 2023.

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

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Point in time	$1,200,676	$1,073,058	$3,532,960	$3,366,382
Over time	76,855	67,376	212,791	187,549
Net sales	$1,277,531	$1,140,434	$3,745,751	$3,553,931

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ended September 30, 2023 are presented below:

	39-Weeks Ended September 30, 2023
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$126,794	$24,693
Deferrals in period	219,811	17,240
Recognition of deferrals in period	(212,791)	(16,099)
Balance, end of period	$133,814	$25,834

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets

Of the $212,791 of deferred revenue recognized in the 39-week period ended September 30, 2023, $75,641 was deferred as of the beginning of the period. Of the $133,814 of deferred revenue as of September 30, 2023, the Company expects to recognize approximately eighty percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Numerator:
Numerator for basic and diluted net income per share – net income	$257,243	$210,848	$747,509	$680,313

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,435	192,672	191,409	192,878

Effect of dilutive equity awards	433	433	363	500

Denominator for diluted net income per share – adjusted weighted-average common shares	191,868	193,105	191,772	193,378

Basic net income per share	$1.34	$1.09	$3.91	$3.53

Diluted net income per share	$1.34	$1.09	$3.90	$3.52

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	—	754	215	759

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,930	$—	$—	$2,930
Agency securities	Level 2	16,950	—	(872)	16,078
Mortgage-backed securities	Level 2	40,072	—	(5,642)	34,430
Corporate debt securities	Level 2	1,089,503	172	(69,461)	1,020,214
Municipal securities	Level 2	301,221	—	(24,728)	276,493
Other	Level 2	5,159	—	(580)	4,579
Total		$1,455,835	$172	$(101,283)	$1,354,724

	Available-For-Sale Securities as of December 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$—	$—	$—	$—
Agency securities	Level 2	7,000	—	(786)	6,214
Mortgage-backed securities	Level 2	45,373	—	(4,525)	40,848
Corporate debt securities	Level 2	1,106,688	188	(77,802)	1,029,074
Municipal securities	Level 2	326,058	3	(28,861)	297,200
Other	Level 2	10,466	—	(2,154)	8,312
Total		$1,495,585	$191	$(114,128)	$1,381,648

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

Accrued interest receivable, which totaled $10,935 as of September 30, 2023, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 30, 2023.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 99% of securities in the Company’s portfolio were at an unrealized loss position as of September 30, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	(132)	9,818	(740)	6,260	(872)	16,078
Mortgage-backed securities	(13)	150	(5,629)	34,279	(5,642)	34,429
Corporate debt securities	(3,446)	110,263	(66,015)	894,729	(69,461)	1,004,992
Municipal securities	(131)	6,985	(24,597)	268,008	(24,728)	274,993
Other	—	—	(580)	4,579	(580)	4,579
Total	$(3,722)	$127,216	$(97,561)	$1,207,855	$(101,283)	$1,335,071

	As of December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	(786)	6,214	(786)	6,214
Mortgage-backed securities	(1,900)	23,229	(2,625)	17,619	(4,525)	40,848
Corporate debt securities	(26,680)	508,956	(51,122)	498,834	(77,802)	1,007,790
Municipal securities	(2,136)	69,017	(26,725)	225,679	(28,861)	294,696
Other	—	—	(2,154)	8,067	(2,154)	8,067
Total	$(30,716)	$601,202	$(83,412)	$756,413	$(114,128)	$1,357,615

As of September 30, 2023 and December 31, 2022, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 30, 2023, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$279,248	$273,050
Due after one year through five years	1,151,539	1,059,938
Due after five years through ten years	10,783	9,525
Due after ten years	14,265	12,211
Total	$1,455,835	$1,354,724

5. Income Taxes

The Company recorded income tax expense of $22,328 in the 13-week period ended September 30, 2023, compared to income tax expense of $9,419 in the 13-week period ended September 24, 2022. The effective tax rate was 8.0% in the third quarter of 2023, compared to 4.3% in the third quarter of 2022. The increase was primarily due to a change in income mix by jurisdiction and a revaluation of U.S. state deferred tax assets in the third quarter of 2023 compared to the third quarter of 2022.

The Company recorded income tax expense of $69,810 in the 39-week period ended September 30, 2023, compared to income tax expense of $54,785 in the 39-week period ended September 24, 2022. The effective tax rate was 8.5% in the first three quarters of 2023, compared to 7.5% in the first three quarters of 2022. The increase was primarily due to a decrease in U.S. tax deductions in the first three quarters of 2023 compared to the first three quarters of 2022.

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

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the primary location of research, development, and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. We are unable to predict the outcome of the final advanced pricing agreement, related negotiations, and associated impacts for periods during negotiation, upon finalization, and in the periods that follow.

In 2021, the OECD continued work on the BEPS project by issuing a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S., and the U.K. Recently, Switzerland’s Federal Council proposed legislation which would implement a federal minimum tax in Switzerland of 15% in 2024. Additionally, the Parliament of the Swiss canton of Schaffhausen has also passed legislation, subject to a public-vote approval, that would increase the cantonal corporate tax rate beginning in 2024 and result in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland. Neither the OECD statement nor proposed legislation has the effect of changes in actual tax law, but these actions may lead to legislation in those countries in which we operate.

The negotiations and final outcome of the advanced pricing agreement, the passage of certain tax legislation described above, or both, could have a material adverse impact on the Company’s income tax provision, effective tax rate, and financial statements. However, we are not currently able to reasonably estimate the net impact(s) or associated timing of such events due to the uncertainties that remain and any potential interdependencies.

6. Inventories

The components of inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$530,323	$600,858
Work-in-process	168,090	180,873
Finished goods	741,481	733,314
Inventories	$1,439,894	$1,515,045

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

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Balance - beginning of period	$52,352	$39,949	$50,952	$45,467
Accrual for products sold (1)	17,398	16,913	58,124	41,939
Expenditures	(16,217)	(16,937)	(55,543)	(47,481)
Balance - end of period	$53,533	$39,925	$53,533	$39,925

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of September 30, 2023 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $300,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $685 and $718 on September 30, 2023 and December 31, 2022, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 30, 2023. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 30, 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

Share Repurchase Program

On April 22, 2022, the Board of Directors approved a share repurchase program (the “Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 29, 2023. As of September 30, 2023, the Company had repurchased 3,019 shares for $281,869, leaving approximately $18,131 available to repurchase additional shares under the Program.

Share Capital

In the second quarter of 2023, the share capital currency of the Company was changed from the Swiss Franc (CHF) to the U.S. Dollar (USD), as approved by shareholders at the Company’s 2023 Annual General Meeting. This aligns the share capital currency with the financial statement presentation currency of the Company. The Company’s nominal par value per share of CHF 0.10 was slightly reduced to USD $0.10, the impact of which is reflected in share capital, captioned as shares on the Company’s condensed consolidated balance sheets. Total stockholders’ equity reported for the Company was not affected by this change. Our common shares had a par value of USD $0.10 and CHF 0.10 per share as of September 30, 2023 and December 31, 2022, respectively.

Treasury Stock

In June 2023, our shareholders approved the cancellation of 2,197 shares previously purchased under our share repurchase program. The capital reduction by cancellation of these shares became effective in June 2023. Total stockholders’ equity reported for the Company was not affected.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 39-week periods ended September 30, 2023:

	13-Weeks Ended September 30, 2023
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(34,432)	$(80,868)	$(115,300)
Other comprehensive income (loss) before reclassification, net of income tax expense of $686	(48,342)	2,818	(45,524)
Amounts reclassified from accumulated other comprehensive income (loss) to other income, net of income tax of $0 included in income tax provision	—	(3)	(3)
Net current-period other comprehensive income (loss)	(48,342)	2,815	(45,527)
Balance - end of period	$(82,774)	$(78,053)	$(160,827)

	39-Weeks Ended September 30, 2023
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(25,981)	$(88,552)	$(114,533)
Other comprehensive income (loss) before reclassification, net of income tax expense of $2,314	(56,793)	10,456	(46,337)
Amounts reclassified from accumulated other comprehensive income (loss) to other income, net of income tax benefit of $13 included in income tax provision	—	43	43
Net current-period other comprehensive income (loss)	(56,793)	10,499	(46,294)
Balance - end of period	$(82,774)	$(78,053)	$(160,827)

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

As indicated in Note 1 to the condensed consolidated financial statements, the Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week and 39-week periods ended September 24, 2022 have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended September 30, 2023
Net sales	$352,976	$433,997	$198,160	$182,248	$110,150	$1,277,531
Gross profit	190,685	270,774	148,364	95,186	23,560	728,569
Operating income (loss)	74,614	136,401	49,269	23,850	(13,765)	270,369

13-Weeks Ended September 24, 2022
Net sales	$279,875	$406,832	$188,043	$196,506	$69,178	$1,140,434
Gross profit	147,716	250,412	137,732	110,747	23,892	670,499
Operating income (loss)	40,850	122,947	48,487	44,950	(17,861)	239,373

39-Weeks Ended September 30, 2023
Net sales	$932,561	$1,210,773	$629,195	$677,026	$296,196	$3,745,751
Gross profit	484,759	755,800	463,774	365,162	71,311	2,140,806
Operating income (loss)	139,651	351,399	169,730	142,135	(51,209)	751,706

39-Weeks Ended September 24, 2022
Net sales	$772,867	$1,318,810	$567,548	$693,369	$201,337	$3,553,931
Gross profit	387,921	819,376	413,206	376,734	64,568	2,061,805
Operating income (loss)	64,894	439,129	150,359	172,451	(66,162)	760,671

Net sales to external customers by geographic region were as follows for the 13-week and 39-week periods ended September 30, 2023 and September 24, 2022. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended		39-Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Americas	$628,157	$563,310	$1,881,710	$1,780,117
EMEA	439,123	382,865	1,252,526	1,192,893
APAC	210,251	194,259	611,515	580,921
Net sales to external customers	$1,277,531	$1,140,434	$3,745,751	$3,553,931

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

Results of Operations

As indicated in Note 1 to the condensed consolidated financial statements, the Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent our reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 13-week and 39-week periods ended September 24, 2022 have been recast below to conform with the current period presentation. This change had no effect on the Company’s consolidated results of operations.

Comparison of 13-Weeks Ended September 30, 2023 and September 24, 2022

Net Sales

Net Sales	13-Weeks Ended September 30, 2023	Year-over-Year Change	13-Weeks Ended September 24, 2022
Fitness	$352,976	26%	$279,875
Percentage of Total Net Sales	27%		25%
Outdoor	433,997	7%	406,832
Percentage of Total Net Sales	34%		36%
Aviation	198,160	5%	188,043
Percentage of Total Net Sales	16%		16%
Marine	182,248	(7%)	196,506
Percentage of Total Net Sales	14%		17%
Auto OEM	110,150	59%	69,178
Percentage of Total Net Sales	9%		6%
Total	$1,277,531	12%	$1,140,434

Net sales increased 12% for the 13-week period ended September 30, 2023 when compared to the year-ago quarter. Total unit sales in the third quarter of 2023 increased to 3,997 when compared to total unit sales of 3,491 in the third quarter of 2022, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 34% in the third quarter of 2023 compared to 36% in the third quarter of 2022.

The increase in fitness revenue was driven by sales growth across all categories, led by strong demand for wearables. Outdoor revenue increased primarily due to growth in adventure watches. Aviation revenue increased due to growth in OEM product categories. Auto OEM revenue increased primarily due to increased shipments of domain controllers. The decrease in marine revenue was due to declines across multiple categories, partially offset by contributions from newly acquired JL Audio.

Gross Profit

Gross Profit	13-Weeks Ended September 30, 2023	Year-over-Year Change	13-Weeks Ended September 24, 2022
Fitness	$190,685	29%	$147,716
Percentage of Segment Net Sales	54%		53%
Outdoor	270,774	8%	250,412
Percentage of Segment Net Sales	62%		62%
Aviation	148,364	8%	137,732
Percentage of Segment Net Sales	75%		73%
Marine	95,186	(14%)	110,747
Percentage of Segment Net Sales	52%		56%
Auto OEM	23,560	(1%)	23,892
Percentage of Segment Net Sales	21%		35%
Total	$728,569	9%	$670,499
Percentage of Total Net Sales	57%		59%

Gross profit dollars in the third quarter of 2023 increased 9%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin decreased 180 basis points when compared to the year-ago quarter primarily due to segment mix and partially due to product mix within certain segments.

The fitness gross margin increase of 120 basis points was primarily attributable to favorable freight costs. The aviation gross margin increase of 160 basis points was primarily attributable to product mix. The outdoor gross margin was relatively flat when compared to the year-ago quarter. The marine and auto OEM gross margin decreases of 410 and 1,320 basis points, respectively, were primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended September 30, 2023	Year-over-Year Change	13-Weeks Ended September 24, 2022
Advertising expense	$35,158	7%	$32,888
Percentage of Total Net Sales	3%		3%
Selling, General and administrative expenses	201,470	6%	189,546
Percentage of Total Net Sales	16%		17%
Research and development expense	221,572	6%	208,692
Percentage of Total Net Sales	17%		18%
Total	$458,200	6%	$431,126
Percentage of Total Net Sales	36%		38%

Total operating expense increased 6% in absolute dollars and decreased 190 basis points as a percent of revenue when compared to the year-ago quarter.

Advertising expense increased 7% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The absolute dollar increase was primarily attributable to increased cooperative spend.

Selling, general and administrative expense increased 6% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase in the third quarter of 2023 was primarily attributable to increased personnel-related expenses and information technology costs.

Research and development expense increased 6% in absolute dollars and decreased 100 basis points as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 30, 2023	Year-over-Year Change	13-Weeks Ended September 24, 2022
Fitness	$74,614	83%	$40,850
Percentage of Segment Net Sales	21%		15%
Outdoor	136,401	11%	122,947
Percentage of Segment Net Sales	31%		30%
Aviation	49,269	2%	48,487
Percentage of Segment Net Sales	25%		26%
Marine	23,850	(47%)	44,950
Percentage of Segment Net Sales	13%		23%
Auto OEM	(13,765)	(23%)	(17,861)
Percentage of Segment Net Sales	(12%)		(26%)
Total	$270,369	13%	$239,373
Percentage of Total Net Sales	21%		21%

Total operating income increased 13% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The increase in operating income was primarily driven by the increase in sales, as described above. The improved performance in fitness, outdoor, aviation, and auto OEM was partially offset by a decrease in marine.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 30, 2023	13-Weeks Ended September 24, 2022
Interest income	$19,803	$10,472
Foreign currency gains (losses)	(11,539)	(29,863)
Other income	938	285
Total	$9,202	$(19,106)

The average interest return on cash and investments during the third quarter of 2023 was 2.8%, compared to 1.5% during the same quarter of 2022.

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

The $11.5 million currency loss recognized in the third quarter of 2023 was primarily due to the U.S. Dollar strengthening against the Polish Zloty, Australian Dollar, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar within the 13-week period ended September 30, 2023. During this period, the U.S. Dollar strengthened 6.8% against the Polish Zloty, 2.9% against the Australian Dollar, and 4.0% against the British Pound Sterling, resulting in losses of $18.4 million, $2.4 million, and $1.9 million, respectively, partially offset by the U.S. Dollar strengthening 3.4% against the Taiwan Dollar, resulting in a gain of $15.2 million. The remaining net currency loss of $4.0 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $22.3 million in the 13-week period ended September 30, 2023, compared to income tax expense of $9.4 million in the 13-week period ended September 24, 2022. The effective tax rate was 8.0% in the third quarter of 2023, compared to 4.3% in the third quarter of 2022. The increase was primarily due to a change in income mix by jurisdiction and a revaluation of U.S. state deferred tax assets in the third quarter of 2023, compared to the third quarter of 2022.

Net Income

As a result of the above, net income for the 13-week period ended September 30, 2023 was $257.2 million compared to $210.8 million for the 13-week period ended September 24, 2022, an increase of $46.4 million.

Comparison of 39-Weeks Ended September 30, 2023 and September 24, 2022

Net Sales

Net Sales	39-Weeks Ended September 30, 2023	Year-over-Year Change	39-Weeks Ended September 24, 2022
Fitness	$932,561	21%	$772,867
Percentage of Total Net Sales	25%		22%
Outdoor	1,210,773	(8%)	1,318,810
Percentage of Total Net Sales	32%		37%
Aviation	629,195	11%	567,548
Percentage of Total Net Sales	17%		16%
Marine	677,026	(2%)	693,369
Percentage of Total Net Sales	18%		19%
Auto OEM	296,196	47%	201,337
Percentage of Total Net Sales	8%		6%
Total	$3,745,751	5%	$3,553,931

Net sales increased 5% for the 39-week period ended September 30, 2023 when compared to the year-ago period. Total unit sales in the first three quarters of 2023 increased to 11,369 when compared to total unit sales of 10,672 in the first three quarters of 2022. Outdoor was the largest portion of our revenue mix at 32% in the first three quarters of 2023 compared to 37% in the first three quarters of 2022.

The increase in fitness revenue was primarily driven by strong demand for wearables. Aviation revenue increased primarily due to growth in OEM product categories. Auto OEM revenue increased primarily due to increased shipments of domain controllers. Outdoor revenue decreased primarily due to declines in adventure watches during the first quarter of 2023. Marine revenue decreased due to declines across multiple categories, partially offset by contributions from newly acquired JL Audio.

Gross Profit

Gross Profit	39-Weeks Ended September 30, 2023	Year-over-Year Change	39-Weeks Ended September 24, 2022
Fitness	$484,759	25%	$387,921
Percentage of Segment Net Sales	52%		50%
Outdoor	755,800	(8%)	819,376
Percentage of Segment Net Sales	62%		62%
Aviation	463,774	12%	413,206
Percentage of Segment Net Sales	74%		73%
Marine	365,162	(3%)	376,734
Percentage of Segment Net Sales	54%		54%
Auto OEM	71,311	10%	64,568
Percentage of Segment Net Sales	24%		32%
Total	$2,140,806	4%	$2,061,805
Percentage of Total Net Sales	57%		58%

Gross profit dollars in the first three quarters of 2023 increased 4%, primarily due to the increase in net sales when compared to the year-ago period, as described above. Consolidated gross margin was relatively flat when compared to the year-ago period.

The fitness gross margin increase of 180 basis points was primarily attributable to favorable freight costs. The outdoor, aviation, and marine gross margins were relatively flat when compared to the year-ago period. The auto OEM gross margin decrease of 800 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	39-Weeks Ended September 30, 2023	Year-over-Year Change	39-Weeks Ended September 24, 2022
Advertising expense	$111,849	1%	$110,378
Percentage of Total Net Sales	3%		3%
Selling, General and administrative expenses	609,800	7%	571,541
Percentage of Total Net Sales	16%		16%
Research and development expense	667,451	8%	619,215
Percentage of Total Net Sales	18%		17%
Total	$1,389,100	7%	$1,301,134
Percentage of Total Net Sales	37%		37%

Total operating expense increased 7% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period.

Advertising expense increased 1% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to increased media spend.

Selling, general and administrative expense increased 7% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago period. The absolute dollar expense increase in the first three quarters of 2023 was primarily attributable to increased personnel-related expenses and information technology costs.

Research and development expense increased 8% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	39-Weeks Ended September 30, 2023	Year-over-Year Change	39-Weeks Ended September 24, 2022
Fitness	$139,651	115%	$64,894
Percentage of Segment Net Sales	15%		8%
Outdoor	351,399	(20%)	439,129
Percentage of Segment Net Sales	29%		33%
Aviation	169,730	13%	150,359
Percentage of Segment Net Sales	27%		26%
Marine	142,135	(18%)	172,451
Percentage of Segment Net Sales	21%		25%
Auto OEM	(51,209)	(23%)	(66,162)
Percentage of Segment Net Sales	(17%)		(33%)
Total	$751,706	(1%)	$760,671
Percentage of Total Net Sales	20%		21%

Total operating income decreased 1% in absolute dollars and 130 basis points as a percent of revenue when compared to the year-ago period. The decrease as a percent of revenue was primarily due to higher operating expenses, partially offset by sales growth, as described above. The decrease in outdoor and marine operating income was partially offset by improved performance in fitness, aviation, and auto OEM.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 30, 2023	39-Weeks Ended September 24, 2022
Interest income	$54,461	$26,520
Foreign currency gains (losses)	6,946	(55,809)
Other Income	4,206	3,716
Total	$65,613	$(25,573)

The average interest returns on cash and investments during the 39-week periods ended September 30, 2023 and September 24, 2022 were 2.6% and 1.2%, respectively.

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

The $6.9 million currency gain recognized in the 39-week period ended September 30, 2023 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Australian Dollar, Chinese Yuan, and Japanese Yen and U.S. Dollar volatility with the Polish Zloty within the 39-week period ended September 30, 2023. During this period, the U.S. Dollar strengthened 4.9% against the Taiwan Dollar, resulting in a gain of $21.1 million, partially offset by the U.S. Dollar strengthening 5.2% against the Australian Dollar, 4.6% against the Chinese Yuan, and 12.2% against the Japanese Yen, resulting in losses of $2.9 million, $2.9 million, and $2.8 million, respectively, while volatility with the Polish Zloty resulted in a net loss of $4.5 million as the loss in the third quarter more than offset gains in previous quarters. The remaining net currency loss of $1.1 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $69.8 million in the first three quarters of 2023, compared to income tax expense of $54.8 million in the first three quarters of 2022. The effective tax rate was 8.5% in the first three quarters of 2023 compared to 7.5% in the first three quarters of 2022. The increase was primarily due to a decrease in U.S. tax deductions in the first three quarters of 2023 compared to the first three quarters of 2022.

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

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the primary location of research, development, and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. We are unable to predict the outcome of the final advanced pricing agreement, related negotiations, and associated impacts for periods during negotiation, upon finalization, and in the periods that follow.

In 2021, the OECD continued work on the BEPS project by issuing a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S., and the U.K. Recently, Switzerland’s Federal Council proposed legislation which would implement a federal minimum tax in Switzerland of 15% in 2024. Additionally, the Parliament of the Swiss canton of Schaffhausen has also passed legislation, subject to a public-vote approval, that would increase the cantonal corporate tax rate beginning in 2024 and result in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland. Neither the OECD statement nor proposed legislation has the effect of changes in actual tax law, but these actions may lead to legislation in those countries in which we operate.

The negotiations and final outcome of the advanced pricing agreement, the passage of certain tax legislation described above, or both, could have a material adverse impact on the Company’s income tax provision, effective tax rate, and financial statements. However, we are not currently able to reasonably estimate the net impact(s) or associated timing of such events due to the uncertainties that remain and any potential interdependencies.

Net Income

As a result of the above, net income for the 39-week period ended September 30, 2023 was $747.5 million compared to $680.3 million for the 39-week period ended September 24, 2022, an increase of $67.2 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of September 30, 2023, we had approximately $2.8 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest returns on cash and investments during the first three quarters of 2023 and 2022 were 2.6% and 1.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $910.3 million for the first three quarters of 2023, compared to $419.6 million for the first three quarters of 2022. The increase was primarily due to a lower use of cash on purchases of inventory, partially offset by a decrease in collections of accounts receivable in the first three quarters of 2023 compared to the first three quarters of 2022.

Cash used in investing activities totaled $267.7 million for the first three quarters of 2023, compared to $319.1 million for the first three quarters of 2022. The decrease was primarily due to net redemptions of marketable securities in the first three quarters of 2023, compared to the net purchases of marketable securities in the first three quarters of 2022, as well as a decrease in purchases of property and equipment, partially offset by cash used for acquisitions.

Cash used in financing activities totaled $486.2 million for the first three quarters of 2023, compared to $478.0 million for the first three quarters of 2022. This increase was primarily due to higher cash dividend payments in the first three quarters of 2023, as our declared dividend increased from $0.67 per share for the four calendar quarters beginning in June 2021 to $0.73 per share for the eight calendar quarters beginning in June 2022.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of September 30, 2023, the Company had fixed lease payment obligations of $159.1 million, with $33.9 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of September 30, 2023, the Company had inventory purchase obligations of $644.6 million, with $489.1 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of September 30, 2023, the Company had other purchase obligations of $299.8 million, with $112.3 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes during the 13-week and 39-week periods ended September 30, 2023 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes during the 39-week period ended September 30, 2023 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended September 30, 2023, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 2, 2023 - July 29, 2023	18	$104.85	18	$24,842
July 30, 2023 - August 26, 2023	26	$103.51	26	$22,161
August 27, 2023 - September 30, 2023	39	$104.12	39	$18,131
Total	83		83

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 1, 2023