Form 10-K
period 2023-12-30
GARMIN LTD
filed 2024-02-21
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

Aggregate market value of the common shares held by non-affiliates of the registrant as of July 1, 2023 (based on the closing price of the registrant's common shares on the New York Stock Exchange for June 30, 2023) was approximately $15,973,000,000.

Number of shares outstanding of the registrant’s common shares as of February 16, 2024:

Registered Shares, $0.10 par value – 191,777,417 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders which will be filed no later than 120 days after December 30, 2023.	Part III

Garmin Ltd.

2023 Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors.” Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. Except as may be required by law, the Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

Part I

Item 1. Business

Company Overview

For more than 30 years, Garmin Ltd. and its subsidiaries (collectively, we, our, us, the Company or Garmin) have pioneered new products, many of which feature location technology such as Global Positioning System (GPS), and applications that are designed for people who live an active lifestyle. Garmin serves five primary markets: fitness, outdoor, aviation, marine, and auto OEM. We design, develop, manufacture, market, and distribute a diverse family of GPS-enabled products and other navigation, communications, sensor-based and information products for these markets, as well as products installed by original equipment manufacturers (OEMs) and for aftermarket applications. Since the inception of its business, Garmin has delivered over 282 million products, which included more than 16 million products delivered during fiscal 2023.

Available Information

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s website (www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

This discussion of Garmin should be read in conjunction with, and is qualified by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 herein and the information set forth in response to Item 101 of Regulation S-K in such Item 7 is incorporated herein by reference in partial response to this Item 1.

Products

Garmin offers a broad range of solutions across its reportable segments as outlined below. In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and appealing design.

Many of the Company’s products utilize GPS and other global navigation satellite systems (GNSS) receivers to support product features such as navigation, global positioning, and tracking. GPS is a United States owned satellite network constellation that supports global positioning, timing, and navigation, providing precise geographic location and related data to both commercial and government GPS receivers. Access to and use of the GPS systems commercial signal bands is provided free of charge.

In addition to GPS, Garmin products utilize other global navigation satellite systems (GNSS) including the Russian Global Navigation Satellite System (GLONASS), the European Union Galileo system (Galileo), and the Chinese BeiDou Navigation Satellite System (BDS). Garmin products also use satellite-based augmentation systems (SBAS) including the U.S. Wide Area Augmentation System (WAAS), the Japanese MTSAT-based Satellite Augmentation System (MSAS), and the European Geostationary Navigation Overlay Service (EGNOS) aviation Safety of Life (SoL) service. Garmin also uses localized satellite-based systems including the Quasi-Zenith Satellite System (QZSS) and the Indian Regional Navigation Satellite System (IRNSS), with an operational name of NavIC (Navigation with Indian Constellation).

On a subscription basis, certain Garmin products offer access to private satellite networks such as the Iridium satellite network, a synchronized constellation of 66 low Earth orbit (LEO) satellites offering global data communication coverage. Iridium’s satellite constellation offers global coverage to enable reliable satellite-based communication.

Fitness

Garmin offers a broad range of products designed for use in health, wellness, and fitness activities. Garmin currently offers the following product categories within the Fitness segment to consumers around the world:

•
Running and Multi-sport Watches: Garmin running and multi-sport watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on the model, features include wrist-based heart rate monitoring, wrist-based pulse oximeter, AMOLED displays, music storage capabilities, mapping capabilities, LTE Connectivity, solar charging, and Garmin Pay™ contactless payment.

•
Cycling Products: Garmin cycling products include cycling computers (with solar charging on the latest models), power meters, bike radars, cameras, smart lights, and speed and cadence sensors. Additionally, Garmin offers Tacx® indoor training equipment including smart and basic trainers, and a smart bike.

•
Smartwatch Devices: Garmin offers a wide range of smartwatch devices. The Garmin product offerings include GPS-enabled smartwatches, fashion-forward hybrid smartwatches with analog style displays, and activity tracking fitness bands. The activity devices offered by Garmin are the Venu® series, vívoactive® series, vívomove® series, Lily® series, vívosmart® series, and Bounce™ series. Each series of smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the smartwatch devices, depending on the series and model, include wrist-based heart rate monitoring, AMOLED displays, ECG app, Garmin Pay, music storage capabilities, and 24/7 health monitoring.

•
Scales and Monitors: Garmin offers a range of fitness accessories including chest strap heart rate monitors, smart scales, and blood pressure monitors.

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

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•
Adventure Watches: Garmin adventure watches offer a wide range of features, including wrist-based biometrics, sports apps, solar charging, music storage capabilities, preloaded full-color purpose-built adventure mapping of topography, ski resorts, and golf courses, built-in LED flashlights, and Garmin Pay™, depending on the model. The fēnix® and Epix™ series is for active lifestyle users seeking a premium smartwatch experience. The Instinct® series offers features for users seeking a rugged and reliable outdoor GPS smartwatch. The tactix® series is for users looking for tactical-inspired features, such as night vision compatibility and stealth mode. The Descent™ series is for users wanting additional diving functionality, including integrated air pressure monitoring, support for up to six gasses, and multiple dive modes. The Enduro™ series is for extreme endurance athletes who want additional battery and solar charging enhancements to extend battery life, along with advanced training features and competition modes. The MARQ® series collection of watches is for users seeking a luxury smart tool watch with premium materials.

•
InReach® and Garmin Response: Garmin offers several product lines that feature Garmin’s InReach capabilities. These devices include Iridium’s global satellite communication technology which, when combined with an active service plan, offers 2-way text messaging, weather forecasts, and S.O.S. capabilities while anywhere in the world. These S.O.S. capabilities are supported 24/7 by Garmin’s professionally trained associates at Garmin Response, our global emergency response coordination center.

•
Outdoor Handhelds and Satellite Communicators: Garmin offers devices under the Montana®, eTrex®, GPSMAP®, and inReach product lines. Devices range from basic waypoints navigators to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication, using InReach technology, solar charging, and other features.

•
Golf Devices: Garmin golf devices are offered under the Approach® product line. The Approach series includes watches, laser range finders, launch monitors, club sensors, and handhelds. Garmin maintains a comprehensive collection of over 43,000 golf course maps to provide useful information during real or simulated rounds. Wearable and handheld golf devices provide yardage distances to the front, back, and middle of the green. In addition to course maps, the Approach R10 portable launch monitor provides swing metrics including estimated carry and roll, club head speed, ball speed, smash factor, and swing tempo, as well as the ability to play a simulated round of any of our 43,000 worldwide mapped courses when paired with the Garmin Golf™ mobile app. The mobile app also offers scoring, shot tracking, and performance tracking features, in addition to the Home Tee Hero virtual round simulator for subscribers.

•
Consumer Automotive: Garmin is a leading manufacturer of personal navigation devices (PNDs), integrated and standalone dash cams, and auto accessories that include specialized features dedicated to a wide variety of vehicle and driver needs. Both the Drive series of full-featured traditional PNDs and the Garmin Dash Cam™ series of GPS-enabled dash cams serve a wide range of consumers. The dēzl™ ecosystem offers a broad range of products for professional truck drivers including headsets, electronic logging devices, and PNDs with over-the-road trucking features. The zūmo® series of PNDs is for users seeking motorcycle-specific features. The RV series of PNDs offers features specific to the RV enthusiast. Tread® is a line of rugged, all-terrain navigators with mapping specific for off-road guidance for overlanding, off-roading, and Baja racing, as well as live team tracking through integrated inReach technology in certain models. The Garmin Catalyst™ is an industry-first racing coach and driving performance optimizer.

•
Dog Devices: Garmin offers a variety of dog tracking and training devices, including those under the Alpha®, PRO, BarkLimiter™, and Delta® product lines.

Aviation

Garmin designs, manufactures, and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into aircraft OEM applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

Garmin has developed growth-minded products and technologies serving general aviation, business aviation, rotorcraft, and experimental/light sport markets. Our solutions are available for all aircraft categories and classes; from small piston and electric-powered general aviation aircraft to large business jet aircraft, as well as a wide-ranging variety of helicopters, including those serving critical public service and oil and gas missions.

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

•
Automatic Flight Control Systems and Safety-Enhancing Technologies: Garmin offers scalable flight control systems with unique integrated safety features for aircraft and rotorcraft. Our Autopilots, and Autonomí™ safety-enhancing solutions cover a wide spectrum of aircraft, from large-cabin business jets and helicopters to light general aviation aircraft. Garmin’s award-winning Autoland system will autonomously land the aircraft in the event the pilot is not able to do so, and Smart Glide™ will assist a pilot to get to the nearest airport in the event of the loss of engine power. We also offer an innovative Smart Rudder Bias system that can help the pilot maintain control of a twin-engine aircraft in the event of an engine failure.

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

•
Datalink and Connectivity: Garmin datalink and connectivity solutions allow pilots to download global weather data, communication via text/voice, as well as select mobile apps to transfer flight plans, manage database subscriptions, perform automatic database updates, monitor aircraft systems in real time 24/7, and stream weather and traffic data from installed avionics solutions.

•
Services: Garmin offers a variety of services products to the aviation market. Web and mobile app-based products offered via FltPlan.com and our Garmin Pilot™ electronic flight bag application, help pilots plan, file, fly, and log flights and offer a wealth of information across all phases of flight. Business and commercial aviation customers also benefit from our FltPlan® safety management system, and our AeroData solutions consisting of runway analysis and performance data, weight and balance, obstacle clearance, load planning, and navigation database products. Garmin continues to provide industry-leading product support, and offers a wide selection of databases, training products, extended warranties, and subscription services for all aviation segments.

Marine

Garmin is a leading manufacturer of recreational marine electronics and offers a broad range of products. Garmin currently offers the following product categories within the Marine segment to consumers around the world:

•
Chartplotters and Multi-Function Displays (MFDs): Garmin offers numerous chartplotters/MFDs under the GPSMAP® and ECHOMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 27-inch fully integrated Glass Helm offerings with 4k resolution displays and include wireless connectivity to the ActiveCaptain® mobile app.

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

•
SONAR: Garmin offers the LiveScope™ sonar system producing high resolution, live sonar views showing the true action under water. LiveScope provides real-time, high-resolution images that can be seen in downward, perspective, and forward-looking views for locating the fish and seeing what is coming before you get there. The Panoptix™ line also offers detailed 3D underwater views of fish and structure under your boat. Garmin’s CHIRP “black-box” sounders and “smart transducers” interface with Garmin MFDs to enhance their utility by providing the deep-water sounders and fishfinder functions in a remote mounted package.

•
Autopilot Systems: Garmin offers full-featured marine autopilot systems designed for sailboats and powerboats. The systems incorporate such features as remote steering, speed control, and Garmin’s patented Shadow Drive™ technology, which automatically disengages the autopilot if the helm is turned. Garmin has also introduced steer-by-wire autopilot capabilities for various types of steering systems.

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

•
Handhelds and Wearable Devices: Garmin offers the quatix® series wearable, GPS-enabled smartwatches designed for mariners, which include marine features for navigation, sailing, stereo control, autopilot functions, tidal information, a built-in LED flashlight, and solar charging, depending on model. Garmin also offers floating marine GPS handhelds with wireless data transfer between compatible units and preloaded cartography. Some handhelds contain built-in InReach® satellite communication and support Connect IQ™ applications.

•
Sailing: Garmin has integrated many basic and advanced sailing features into our MFD and instrument systems. These Garmin SailAssist™ features include enhanced wind rose with true and apparent wind data, POLAR tables, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

•
Audio: Garmin’s audio brands, Fusion® and JL Audio®, offer premium audio products and accessories, including head units, speakers, amplifiers, subwoofers, and other audio components. These products are designed specifically for the marine, powersports, aftermarket automotive, home, or RV environments, offering premium sound quality and supporting many connectivity options for integrating with MFDs, smartphones, and Garmin wearables.

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

•
Trolling Motors: Garmin offers the Force® Trolling Motor series, powerful, efficient trolling motors with built-in CHIRP and Ultra High-Definition ClearVü™ and SideVü™ sonar. The product line includes the Force Kraken with up to a 90” shaft length and a smaller mounting footprint. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

Auto OEM

Garmin has cultivated key relationships with leading automobile manufacturers to be the provider of a variety of hardware and software solutions for their vehicles. Garmin currently offers the following product categories to the global auto market:

•
Domain Controllers: Garmin is a tier-one supplier of domain controllers, offering remote computing modules that control various systems throughout a vehicle including infotainment, instrumentation, key advanced driver-assistance systems (ADAS) functionality, and rear seat entertainment.

•
Infotainment Units: Garmin is a tier-one supplier of infotainment solutions, with offerings including centralized control and integrated multi-display platforms for premium audio and multimedia, navigation, cameras, smartphone links, customized voice recognition and personal assistants, and rear-seat entertainment instrument clusters.

•
Other: Garmin offers a collection of software, map database, camera, wearable, and other automotive solutions.

Sales and Marketing

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for our products while maintaining high quality standards to ensure end-user satisfaction. Our products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, and OEMs. We also sell our products and services directly through our online webshop (garmin.com), subscriptions for connected services, and our own retail stores. During 2023, the Company’s net sales through its direct distribution channels accounted for greater than 10% of total net sales. Marketing support is provided geographically from Garmin’s offices around the world.

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

Garmin believes that its principal competitors for fitness products are Apple, Bryton, Coros, Elite, Fitbit (Google), Huawei, Polar, Samsung, SRAM, Suunto, Wahoo Fitness, Whoop, Xiaomi, Zepp Health, and Zwift. Garmin believes that its principal competitors for outdoor product lines are Casio, Coros, Dogtra, Globalstar, Rand McNally, Shearwater Research, SportDOG, Suunto, TAG Heuer, Tissot, TomTom, Trackman, Vista Outdoor, and Zoleo. Garmin considers its principal avionics competitors to be Aspen Avionics, Avidyne, Dynon Avionics, ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., Jeppesen (Boeing), L-3 Avionics Systems, Collins Aerospace (Raytheon), Safran, Thales, and Universal Avionics Systems Corporation. For marine products, Garmin believes that its principal competitors are Furuno, Johnson Outdoors, Navico (Brunswick), and Raymarine (Teledyne). Garmin believes that its principal competitors for auto OEM infotainment solutions are Alpine Electronics, Aptiv, Bosch, Continental, Harman (Samsung), Panasonic, and Visteon.

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

Manufacturing and Operations

Garmin believes one of its core technology competencies is its vertically integrated manufacturing capabilities at its Taiwan facilities in Xizhi, Jhongli, LinKou, and Xinshi, its China facility in Yangzhou, its Netherlands facility in Oegstgeest, its Poland facility in Wroclaw, and at its U.S. facilities in Olathe, Kansas, Salem, Oregon, and Miramar, Florida. Garmin believes that operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

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

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China, and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization (ISO). Garmin’s automotive operations in Taiwan, China, Poland, and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe, Kansas and Salem, Oregon aviation operations in the U.S. have achieved certification to AS9100, a quality standard for the aviation industry. Garmin has also implemented multiple health and safety management systems and achieved certification to the ISO 45001 standard for Health and Safety Management at facilities in the U.S., Taiwan, Poland, and China.

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

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our consumer products are generally higher in the fourth quarter due to increased demand during the holiday buying season, and, to a lesser extent, the second quarter due to increased demand during the spring and summer season. Sales of our consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.

As of January 5, 2024, Garmin has been issued over 1,900 patents throughout the world and holds more than 1,160 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

There is no assurance that our current patents, or patents that we may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will preclude us from manufacturing and marketing certain products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

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

Garmin has a global environmental policy and is committed to protecting the environment throughout various aspects of our business. Garmin has implemented multiple environmental management systems and achieved certification to the ISO 14001 standard for Environmental Management at facilities in the U.S., U.K., Taiwan, Poland, and China.

Garmin strives to reduce our environmental impact by increasing our environmental sustainability efforts. Garmin is committed to reducing greenhouse gas emissions through direct carbon emissions reduction and elimination strategies. Garmin utilizes renewable electricity where it is available to us under reasonable terms and conditions, including at our facilities in Olathe, Kansas. Garmin also continuously works to reduce waste and increase recycling and composting.

Human Capital

Successful execution of our strategy is dependent on attracting, developing, and retaining key employees and members of our management team. To facilitate talent attraction and retention, we provide opportunities for our employees to grow and develop in their careers, supported by generous compensation and benefits, and through programs that build connections between our employees and their communities.

As of December 30, 2023, the Company had approximately 19,900 full and part-time employees worldwide, of whom approximately 7,300 were in the Americas region, 9,900 were in APAC (Asia Pacific and Australian Continent), and 2,700 were in EMEA (Europe, the Middle East, and Africa). Garmin’s vertical integration model enables us to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 5,500 people worldwide as of December 30, 2023. Garmin’s manufacturing staff, which numbered approximately 8,900 people worldwide as of December 30, 2023, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

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

We offer a range of generous benefits to our employees that enable us to attract and retain leading talent. In addition to salaries, these programs (which vary by country/region) include stock compensation, savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. We also invest significant resources in our talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Business Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

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

We expect that a significant portion of our future revenue will continue to be derived from sales of newly introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and regulations and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards, regulatory requirements or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be materially adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future challenges related to new products, whether due to product development delays, manufacturing delays, supply chain constraints, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to compete effectively with existing or new competitors, the associated loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

The markets for many of our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors have been able to replicate certain features offered by some of our products and services or respond more rapidly to emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products or secure better product positioning with retailers. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenue and profits.

We have experienced periods of annual growth in sales and profits in our outdoor and fitness segments, which have benefited from increased sales of wearable devices. However, we have also experienced periods of declines in sales and profits in these segments. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition or operating results could be materially adversely affected.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities for consumer products are located in Taiwan. The People’s Republic of China, also referred to as the PRC, asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan, by force if necessary, without a clear triggering event. In this scenario, Garmin’s manufacturing facilities and suppliers based in Taiwan could be subject to disruptions that could have a material negative impact to our operations. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. Deviations from the "one-China" policy or other conflicts or disputes could lead to adverse changes in China-U.S. and China-Taiwan relations and could materially adversely affect our manufacturing operations and suppliers based in Taiwan, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

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

The movement of foreign currencies relative to the U.S. Dollar affects the U.S. Dollar value of our foreign currency-denominated sales. The weakening of foreign currencies relative to the U.S. Dollar has had and may in the future have a significant adverse effect on our revenue, gross margin, and profitability, or may cause us to raise international pricing, which has reduced and may continue to reduce demand for certain of our products in certain countries. Conversely, a strengthening of certain foreign currencies relative to the U.S. Dollar would increase product costs and operating expenses denominated in those currencies, which could materially adversely affect profitability. We have not historically used financial instruments to hedge our foreign currency exchange rate risks.

We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. Dollar relative to certain other currencies. The majority of our consolidated foreign currency gain or loss is typically driven by exchange rate impacts on the significant cash, receivables, and payables held in a currency other than the functional currency at a given legal entity. Such gain or loss will create variations in our earnings per share. However, because there is minimal cash impact caused by such exchange rate variations, management expects to continue to focus on our operating performance before the impact of foreign currency gains and losses.

Public health emergencies, including epidemics or pandemics, could have significant impacts on our business.

Widespread public health emergencies, including epidemics or pandemics, such as the COVID-19 pandemic, have significantly affected, and may in the future significantly affect, our business due to their impact on the economy and the demand for our products and services, disruptions to our operations, supply chain and sales and distribution channels, and government-imposed restrictions.

Additional risks, including gross margin fluctuation, foreign currency fluctuations, product development challenges, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of a widespread public health emergency. If we were unable to manage these risks effectively, our business, financial condition, and results of operations could be materially adversely affected.

We depend on third party suppliers and licensors, some of which are sole source, for technology and components used in our products. Our production and business would be seriously harmed if these suppliers or licensors are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors, liquid crystal displays, memory chips, batteries and microprocessors. The availability of high-quality components at reasonable cost is essential to the successful production and sale of our products. Some components we use are from sole source suppliers.

We have experienced and may in the future experience shortages of certain components as well as delays in procuring certain components. In addition, a shortage in supply of components may result in an increase of the costs of procuring these components. If suppliers are unable to meet our demand for components on a timely basis or if we are unable to obtain components from an alternative source, or if the price of alternative components is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

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

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be difficult. The overall shortage in qualified workforce personnel combined with the increased willingness of companies to hire such personnel in fully remote positions has increased and in the future may continue to increase our compensation costs in order for us to retain such personnel. If we fail to hire and retain qualified employees, our business and growth prospects will be harmed.

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

Global taxing standards have evolved as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations. The OECD issued a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S., and the U.K. In 2023, Switzerland’s Federal Council passed legislation that would implement a minimum tax in Switzerland of 15% in 2024, and the Swiss canton of Schaffhausen has also passed legislation that would increase the cantonal corporate tax rate beginning in 2024, resulting in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland. Additionally, many other countries have proposed or enacted Pillar Two legislation in jurisdictions in which Garmin operates.

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the company's primary location for research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we are pursuing an advanced pricing agreement with relevant jurisdictions to provide certainty regarding the pricing. The ultimate outcome and effects of the final advanced pricing agreement are not yet known.

The implementation of certain tax legislation described above, the negotiations and final outcome of the advanced pricing agreement, or both, could have a material adverse impact on the Company’s future income tax provision, effective tax rate, and financial statements.

Additionally, significant judgment is required in determining our global provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, most notably in the area of transfer pricing. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

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

The demand for our products depends on many factors and may be difficult to forecast due to our increasingly diverse product portfolio, intensifying competition in the markets for our products, and the maturing of markets for some of our products. Significant unanticipated fluctuations in demand have caused and could in the future cause the following challenges to our operations:

•
If demand increases beyond what we forecast, we may not be able to adequately increase production to meet demand. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough, due to supply chain issues or other constraints, to meet unexpected demand.
•
Additionally, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components, higher freight costs associated with urgent distribution of the products, and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.
•
If forecasted demand does not develop, we could have excess inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

Changes to trade regulations, including trade restrictions, sanctions, tariffs, or duties, could significantly harm our results of operations.

Trade and other international disputes can result in tariffs, duties, sanctions, and other measures that restrict international trade and can adversely affect our business. For example, tensions between the U.S. and the PRC have led to a series of tariffs being imposed by the U.S. on imports from the PRC. Many other countries have considered or imposed similar measures. Certain of our products are subject to tariffs and duties imposed by customs authorities of the countries in which they are imported. Those duties and tariffs are based on the classifications of those products, which are routinely subject to review by the customs authorities. We are unable to predict whether those authorities will change the determination of the classifications of our products. Any such changes could result in additional duties, tariffs or other restrictions on the importation of our products. The imposition of additional governmental controls or regulations that create new or enhanced restrictions on free trade, trade sanctions, tariffs, or duties could have a substantial adverse effect on our business, results of operations, and financial condition.

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

The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. Third parties have claimed and may in the future claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups have purchased and may in future purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. Such claims could have a material adverse effect on our business, financial condition, and results of operations. From time to time, we receive communications alleging infringement of patents, trademarks or other intellectual property rights and we have been, and currently are, a defendant in lawsuits alleging patent infringement. Litigation concerning patents or other intellectual property is costly and time consuming and at the present time cost-effective insurance is not available. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products.

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

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. Management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable or in which we otherwise incur a loss in excess of our reserves and could harm our business, financial condition and results of operations.

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenue, diverted development resources, increased warranty claims, and litigation.

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

Compliance with these laws and regulations is onerous and expensive, increasing the cost of conducting our global operations. We have implemented policies and procedures designed to ensure compliance with applicable global laws and regulations, but there can be no assurance that at all times we will be in compliance with all global regulations given their multitude, complexity and ever-changing nature. Our failure to comply with such laws and regulations could materially adversely affect our reputation, business, financial condition and results of operations.

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

Natural disasters and extreme weather events, such as tsunamis, typhoons, floods, wildfires, or earthquakes, could occur in a region where we have a manufacturing or warehousing facility which could cause disruptions in our business operations, loss of inventory, or affect the sale of our products. Global climate change could also result in certain types of these natural disasters occurring more frequently or with more intense effects. For descriptions and locations of our principal properties, see Item 2, “Properties”. These events could also have an impact on our suppliers and affect our supply chain or our customers and affect the demand for our products. If our backup and recovery plans are not sufficient to minimize business disruption or if our insurance is not sufficient to recover the costs associated with these types of events, our financial results could be adversely affected.

Climate change can also pose a risk to our business due to related regulatory and legislative measures, requirements of our OEM customers or other strategic partners, and evolving societal pressures, including pressures to reduce the carbon footprint of the aviation and marine industries, which could negatively impact the market for our products. The U.S. Environmental Protection Agency regulates greenhouse gas emissions under the authority granted to it under the Clean Air Act. U.S. Congress, in addition to other regulatory authorities and legislative bodies around the world, could pass further legislation to mandate greenhouse gas emission reduction, implement cap-and-trade programs, or promote renewable energy and energy efficiency. Such measures could influence mobility and transportation trends, which could decrease the demand for certain of our products.

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

Federal Aviation Administration (FAA) certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted and may in the future result in our being required to pay compensation to our customers. Additionally, failure of the United States Congress to appropriate funds for FAA operations that results in a shutdown of FAA operations or furloughing of FAA employees, due to partial or complete government shutdowns or otherwise, could result in delays in the required FAA certification of our avionics products and in the production, sale and registration of aircraft that use our avionics products. Therefore, such inabilities or delays could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could have an adverse effect on our business, financial condition and results of operations.

In addition, in accordance with FCC rules and regulations, wireless transceiver products are required to be certified by the FCC in the United States and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could adversely affect our business, financial condition and results of operations.

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

Additional tax consequences to 10% U.S. shareholders of a CFC may result from other provisions of the 2017 Act. For example, the 2017 Act added Section 951A to the Internal Revenue Code, which requires a 10% U.S. shareholder of a CFC to include in income its pro-rata share of the global intangible low-taxed income (GILTI) of the CFC. The 2017 Act also eliminated the requirement in Section 951(a) necessitating that a foreign corporation be considered a CFC for an uninterrupted period of at least 30 days in order for a 10% U.S. shareholder to have a current income inclusion.

From time to time, the Company may elect to employ antidilutive measures such as a share buyback program. These measures could inadvertently create additional 10% U.S. shareholders and thus trigger adverse tax consequences for those shareholders as described above. We urge shareholders to consult their individual tax advisers for advice regarding the 2017 Act revisions to the U.S. federal income tax law applicable to owners of CFCs given the current uncertainty regarding their scope of applicability.

Our quarterly operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly. If such operating results decline, the price of our shares could decline. As we have expanded our operations, our operating expenses, particularly our research and development and information technology costs, have increased as a percentage of our sales in some periods. If revenues decrease and we continue to increase operating expenses, our operating results would be negatively affected.

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

Geopolitical instability, acts of war or acts of terrorism could have a material adverse impact on our business, financial condition and results of operations. Specifically, the threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products, this could have a material adverse effect on our business, financial condition and results of operations.

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

GPS is operated by the U.S. Government, which is committed to maintenance and improvement of GPS; however, if the policy were to change, and commercial access to GPS was no longer supported by the U.S. Government, or if user fees or other restrictions were imposed, it could have a material adverse effect on our business, financial condition and results of operations.

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS) and European Geostationary Navigation Overlay Service (EGNOS). Some products also use regional satellite systems like the Indian Regional Navigation Satellite System (IRNSS), operating as NavIC (Navigation with Indian Constellation) and Quasi-Zenith Satellite System (QZSS). Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets.

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

Risks Relating to Our Shares

The volatility of our share price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile. During 2023, the closing price of our shares ranged from a low of $93.57 to a high of $128.91. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including but not limited to:

•
new products or product enhancements by us or our competitors;
•
general conditions in the worldwide economy, including fluctuations in inflation, interest rates and global currency exchange rates;
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

As of January 23, 2024, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 20% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

The rights of our shareholders are governed by Swiss law.

The rights of our shareholders are governed by Swiss law and Garmin Ltd.’s articles of association. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, our articles of association authorize the Board of Directors for a maximum period of one year to increase the stated share capital to a maximum of 120% and/or reduce it to a minimum of 90% of the existing stated share capital of the Company. This authorization must be renewed at a shareholders’ meeting every year for it to continue to be available. Additionally, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that dividends and other distributions must be approved by shareholders at the general meeting of shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

We have limited capital reserves from which to make distributions without subjecting our shareholders to Switzerland withholding tax.

As of December 30, 2023, we had CHF 4,100 million of unappropriated capital contribution reserves available from which the Company may make dividend payments. At the time this reserve balance has been returned to shareholders, a Swiss federal withholding tax of 35% will generally be applicable to dividends paid.

When the capital contribution reserves are fully utilized, the Swiss federal withholding tax must be withheld from the gross dividend distribution and paid to the Swiss federal Tax Administration. A holder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax. For example, a U.S holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). However, there can be no assurance that our shareholders will approve a dividend out of capital contribution reserves, or that Swiss withholding rules will not be changed in the future or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions. If we are unable to pay a dividend out of capital contribution reserves, we will not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Garmin has a cybersecurity risk management program, generally aligned with the tenets and methodologies of industry standards and best practices such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, designed to protect the confidentiality, integrity, and availability of the Company’s information systems through assessing, identifying, and managing material risks from cybersecurity threats. The management of our information system platforms and the related cybersecurity is tightly integrated with Garmin's product development and technology management teams. Cybersecurity risks are identified, reported, and managed by the Company’s in-house cybersecurity experts as well as third-party providers of penetration test reporting, cyber-threat intelligence, and incident forensics services.

Material Risk Identification

The Company identifies risks from cybersecurity threats through a variety of methods including, but not limited to, internal and external assessments, security incidents, evaluations of changes to the business environment, systems, or technology, and reporting by associates, vendors, customers, and security researchers. These processes occur during the procurement, development, integration, modification, operation, and maintenance of the Company’s information systems and the integration with or introduction, purchase, acquisition, or renewal of any third-party information systems and services. Notable changes to the Company’s operating environment are scrutinized to ensure the confidentiality, integrity, and availability of the Company's information systems.

Material Risk Assessment

The Company evaluates material risks from cybersecurity threats in terms of the potential impact on technology, information, data, and business operations, taking into account applicable laws and regulations, and with a focus on protecting the confidentiality, integrity, and availability of information, data and systems. Associated risk assessments are performed by the Company’s risk analysts, subject matter experts, and information technology associates to identify, analyze, and quantify the risks and relevant objectives, and to determine the appropriate management action and priorities for managing the risks and implementing mitigating controls. Additional assessments to evaluate residual risk are performed when there are changes to controls that have the potential to create a material risk. Risk assessments also include appropriate considerations for regulatory and contractual requirements, and involve the Company’s legal, data privacy, finance, and risk assurance functions as applicable.

Material Risk Management

The Company continually analyzes and responds to material risks from cybersecurity threats in order to manage them to acceptable levels. The results of related risk assessments are used to prioritize the risks based on their potential impact to the Company and to inform the necessary actions and the appropriate functions to be involved in responding to those risks. Garmin’s cybersecurity risk management processes are integrated into the Company’s overall risk management processes. Material risks from cybersecurity threats are communicated to the Company’s management and Board of Directors and are evaluated and considered alongside operational, legal, and other risks faced by the Company in determining mitigating actions and the allocation of resources.

Risks Related to Third-party Service Providers

Garmin operates a third-party risk management program, which is aligned to NIST principles, to oversee and identify material risks from cybersecurity threats, undertake appropriate remediation, and establish and maintain compensating controls when appropriate. We conduct cybersecurity assessments of third-party service providers that will process personal, confidential, or proprietary information. Before proceeding with any such third-party service provider, we require them to remediate or mitigate any material findings from our cybersecurity assessment and to agree contractually to maintain acceptable cybersecurity practices throughout the duration of their service to Garmin and after for so long as they retain any personal, confidential, or proprietary information, and to promptly notify Garmin of any cybersecurity incidents that impact Garmin.

Risks from Cybersecurity Threats

While the Company has technology and processes in place designed to detect and respond to cybersecurity threats, we are continually at risk from the evolving cybersecurity threat landscape. Management does not believe our business strategy, results of operations, or financial condition have been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks. For additional information about risks from cybersecurity threats, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Governance

Board of Directors Oversight

Garmin’s entire Board of Directors performs the risk oversight role, including with respect to risks from cybersecurity threats. Garmin’s Chief Executive Officer is a member of the Board, and Garmin’s Chief Financial Officer and its General Counsel regularly attend Board meetings, which helps facilitate discussions regarding risk between the Board and Garmin’s senior management. In addition, on an annual basis Garmin’s head of cybersecurity provides a comprehensive update of the Company’s cybersecurity practices, risks and risk mitigation strategies to the Board of Directors. Each member of the Board of Directors actively participates in those discussions and has an opportunity to ask questions or provide direction. Garmin’s Chief Executive Officer and head of cybersecurity also have discussions with members of the Board of Directors on an ad hoc basis as appropriate if and when a specific cybersecurity risk arises.

Management’s Role Managing Risk and Monitoring Incidents

Garmin's head of cybersecurity, who has over 30 years of relevant cybersecurity experience, oversees the Company’s cybersecurity risk management program and is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Garmin’s head of cybersecurity regularly meets with the Company’s senior management, including the Chief Executive Officer, to discuss the Company’s cybersecurity practices, risks, risk mitigation strategies, and whether further investments in internal or external cybersecurity resources are warranted.

If the cybersecurity team detects a potentially significant cybersecurity incident it is escalated promptly to the Company’s head of cybersecurity, who then activates the Company’s incident response plan and convenes the incident response team, which includes leaders of the Company’s Legal, Finance, Operations, Communications, Risk Assurance, and other departments and executive leadership as appropriate. The Chief Executive Officer will inform the Company’s Board of Directors of any material cybersecurity incidents.

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

Garmin International, Inc. leases facilities of approximately 341,000 square feet at 10369 N Commerce Pkwy, Miramar, Florida, U.S. These facilities are used for design and development, manufacturing, and warehousing of JL Audio branded audio products.

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

Garmin Corporation owns and occupies a 247,000 square foot facility at No. 68, Zhangshu 2nd Road, Xizhi Dist., New Taipei City, Taiwan, a 185,000 square foot facility at No. 97, Sec. 1, Xintai 5th Rd., Xizhi Dist., New Taipei City, Taiwan, a 224,000 square foot facility at No. 24 Beiyuan Road, Jhongli, Tao-Yang County, Taiwan, a 576,000 square foot facility at No. 270 Huaya 2nd Road, LinKou, Tao-Yang County, Taiwan, and a 615,000 square foot facility at No. 3, Titanggang Rd., Xinshi Dist., Tainan City, Taiwan. Garmin China YangZhou Co., Ltd. leases a 204,000 square foot manufacturing facility at No. 122, Jinshan Road, Bali Town, Yangzhou, Jiangsu, People’s Republic of China. These facilities are used for the manufacturing and warehousing of most of Garmin’s fitness, outdoor, and marine products, as well as portable aviation products and some Auto OEM products. These facilities are also used for research and development activities and marketing and support of products for Asia Pacific countries.

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

Garmin also owns and leases other properties around the world that are not described above and are used for office space, warehousing, and retail. The Company believes its existing facilities and properties are in good operating condition and are suitable for the conduct of its business.

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

The Company settled or resolved certain matters during the fiscal year ended December 30, 2023 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Information about our Executive Officers

Garmin’s executive officers as of February 21, 2024 were as follows:

Name	Office	Age
Dr. Min Kao	Executive Chairman	75
Clifton Pemble	President and Chief Executive Officer	58
Douglas Boessen	Chief Financial Officer and Treasurer	61
Andrew Etkind	Vice President, General Counsel and Secretary	68
Patrick Desbois	Executive Vice President, Operations	55
Philip Straub	Executive Vice President, Managing Director – Aviation	53
Danny Bartel	Vice President, Worldwide Sales	74
Sean Biddlecombe	Managing Director, EMEA	59
Susan Lyman	Vice President, Global Consumer Marketing	58
Laurie Minard	Vice President, Human Resources	57
Matthew Munn	Vice President, Managing Director – Auto OEM	62
Wang Cheng-Wei	General Manager of Garmin Corporation	59

Dr. Min H. Kao has served as Executive Chairman of Garmin Ltd. since January 2013. Dr. Kao is one of Garmin’s co-founders and previously served as Chairman from August 2004 to December 2012 and Co-Chairman from August 2000 to August 2004. He served as Chief Executive Officer from August 2002 to December 2012 and as Co-Chief Executive Officer from August 2000 to August 2002.

Clifton A. Pemble has served as President and Chief Executive Officer of Garmin Ltd. since January 2013. He has also served as a director of Garmin Ltd. since August 2004. Since joining Garmin in October 1989 as a Software Engineer, he has held various other positions, including President and Chief Operating Officer, Vice President - Engineering and Director of Engineering. Mr. Pemble also serves as a director and officer of various Garmin subsidiaries.

Douglas G. Boessen has served as Chief Financial Officer and Treasurer of Garmin Ltd. since joining Garmin in July 2014. Mr. Boessen also serves as a director and officer of various Garmin subsidiaries.

Andrew R. Etkind has served as Vice President, General Counsel and Secretary of Garmin Ltd. since June 2009. He joined Garmin as General Counsel of Garmin International, Inc. in February 1998. Mr. Etkind also serves as a director and officer of various Garmin subsidiaries.

Patrick Desbois has served as Executive Vice President, Operations of Garmin International, Inc., a principal subsidiary of Garmin Ltd., since February 2017. He joined Garmin in November 2011 as Vice President, Executive Office.

Philip Straub has served as Executive Vice President, Managing Director - Aviation of Garmin International, Inc. since February 2017. Since joining Garmin in July 1993 as a Software Engineer, he has held various other positions, including Director of Engineering and Software Engineering Manager. Mr. Straub also serves as a director and officer of various other Garmin subsidiaries.

Danny Bartel has served as Vice President, Worldwide Sales of Garmin International, Inc. since October 2006. Since joining Garmin as a Sales Manager in November 1992, he has held various other positions, including Senior Director Worldwide Sales, Director Consumer Sales and Director International Marketing. Mr. Bartel also serves as a director and officer of various other Garmin subsidiaries.

Sean Biddlecombe has served as Managing Director, EMEA for Garmin (Europe) Ltd., a principal subsidiary of Garmin Ltd., since February 2011. He joined Garmin in February 1994 as General Manager of Garmin (Europe) Ltd. Mr. Biddlecombe also serves as a director and officer of various other Garmin subsidiaries.

Susan Lyman has served as Vice President, Global Consumer Marketing of Garmin International, Inc. since June 2016. Since rejoining Garmin in 2010, she has held the positions of Product Manager, Team Leader Marketing and Director Marketing. Ms. Lyman previously worked for Garmin as a Marketing Manager from 1996 to 1999.

Laurie Minard has served as Vice President, Human Resources of Garmin International, Inc. since July 2007. Since joining Garmin in March 1996, she has held the positions of Human Resources Specialist and Director, Human Resources.

Matthew Munn has served as Vice President, Managing Director – Auto OEM of Garmin International, Inc. since joining Garmin in May 2011.

Wang Cheng-Wei has served as General Manager of Garmin Corporation, a principal subsidiary of Garmin Ltd., since April 2019. Since joining Garmin in July 1992, he has served in various other positions, including as a Supervisor, Manager, Director and Assistant General Manager of Garmin Corporation. Mr. Wang also serves as a director and officer of various other Garmin subsidiaries.

All executive officers are elected annually and hold office until their successors are chosen and qualify or until their removal or resignation. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. There is no family relationship among any of the executive officers.

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since December 7, 2021, Garmin’s shares have traded on the New York Stock Exchange under the symbol "GRMN". Prior to December 7, 2021, Garmin's shares were traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 31, 2024, there were 290 shareholders of record.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended December 30, 2023, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 28, 2023	57	$103.17	57	$12,230
October 29, 2023 - November 25, 2023	30	$116.10	30	$8,782
November 26, 2023 - December 30, 2023	71	$123.75	71	$0
Total	158		158

(1) The Board of Directors approved a share repurchase program on April 22, 2022 (the "2022 Program") that was announced on April 27, 2022, authorizing the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. Share repurchases may have been made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases were subject to market conditions, business conditions and applicable laws, and were at management’s discretion. The 2022 Program did not require the purchase of any minimum number of shares and may have been suspended or discontinued at any time. The share repurchase authorization expired on December 29, 2023. See Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Dividends

Future dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends be approved, our Board of Directors will consider our financial condition, results of operations, cash requirements and surplus, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant. For additional information, see the risk factor in Part I, Item 1A, of this Annual Report on Form 10-K entitled "We have limited capital reserves from which to make distributions without subjecting our shareholders to Switzerland withholding tax."

Stock Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common shares with the cumulative total returns of the NASDAQ Composite Index, the S&P 500 Index, and the S&P 500 Consumer Discretionary Index. Beginning in fiscal year 2024, the graph will include only the S&P 500 Index and the S&P 500 Consumer Discretionary Index. Garmin Ltd. believes the S&P 500 Consumer Discretionary Index is more relevant than the NASAQ Composite Index as the published industry index following the transfer of Garmin Ltd.’s stock listing from the Nasdaq Stock Market to the New York Stock Exchange. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends) from December 29, 2018 (“12/29/18”) to December 30, 2023 (“12/30/23”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
12/30/23
Garmin Ltd.
NASDAQ Composite
S&P 500
S&P 500 Consumer Discretionary

*$100 invested on 12/29/18 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/29/18	12/28/19	12/26/20	12/25/21	12/31/22	12/30/23
Garmin Ltd.	100.00	160.96	201.42	229.51	162.26	232.18
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Consumer Discretionary	100.00	127.94	170.54	212.21	133.63	190.29

The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments the fiscal years ended December 30, 2023 and December 31, 2022 and a year-to-year comparison of these two fiscal years. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed above in Item 1A. Discussion regarding our results of operations for the fiscal year ended December 25, 2021 and a year-to-year comparison between the fiscal years ended December 31, 2022 and December 25, 2021 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Garmin’s fiscal year is a 52-53 week period ending on the last Saturday of the calendar year. Fiscal year 2023 contained 52 weeks and fiscal years 2022 and 2021 contained 53 weeks and 52 weeks, respectively. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we", "us", "our", "the Company" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Business Environment Update

A number of headwinds including high inflation and interest rates affected the economic environment and consumer behaviors during 2023. Additionally, while our global supply chain is routinely subject to component shortages, increased lead times, cost fluctuations, and logistics constraints, certain of these factors have at times been further amplified by the recent business environment. The nature and degree of effects of the business environment over time remain uncertain. Refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for further discussion of the risks and uncertainties facing our Company.

Critical Accounting Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, goodwill, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1 in the Notes to the Consolidated Financial Statements for our significant accounting policies related to our critical accounting estimates.

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

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the fourth quarter due to increased demand during the holiday buying season, and, to a lesser extent, in the second quarter due to increased demand during the spring and summer season. Sales of our consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

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

Results of Operations

The Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent its reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 53-week and 52-week periods ended December 31, 2022 and December 25, 2021, respectively, have been recast to conform to current period presentation. This change had no effect on the Company’s consolidated results of operations.

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net sales	100%	100%	100%
Cost of goods sold	43%	42%	42%
Gross profit	57%	58%	58%
Operating expenses:
Advertising	3%	3%	3%
Selling, general and administrative	16%	16%	14%
Research and development	17%	17%	16%
Total operating expenses	37%	37%	34%
Operating income	21%	21%	24%
Other income (expense), net	2%	1%	0%
Income before income taxes	23%	22%	24%
Provision for income taxes	(2)%	2%	3%
Net income	25%	20%	22%

The table below sets forth our results of operations through operating income for each of our five reportable segments. The Company’s CODM primarily uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. For each line item in the table below, the total of the reportable segments’ amounts equals the amount in the consolidated statements of income.

52-Weeks Ended December 30, 2023	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224
Cost of goods sold	627,731	624,290	220,341	425,650	325,285
Gross profit	716,906	1,072,861	625,988	491,261	97,939

Total operating expenses	484,705	557,607	399,588	311,832	159,063

Operating income (loss)	$232,201	$515,254	$226,400	$179,429	$(61,124)

53-Weeks Ended December 31, 2022	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,109,419	$1,770,275	$792,799	$903,983	$283,810
Cost of goods sold	557,002	670,867	219,736	412,526	193,380
Gross profit	552,417	1,099,408	573,063	491,457	90,430

Total operating expenses	447,679	526,127	359,877	276,153	169,094

Operating income (loss)	$104,738	$573,281	$213,186	$215,304	$(78,664)

52-Weeks Ended December 25, 2021	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,533,788	$1,606,664	$712,468	$875,151	$254,724
Cost of goods sold	720,463	618,002	192,647	379,841	181,383
Gross profit	813,325	988,662	519,821	495,310	73,341

Total operating expenses	454,124	464,193	326,633	245,529	181,360

Operating income (loss)	$359,201	$524,469	$193,188	$249,781	$(108,019)

Net Sales

Net Sales	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021
Fitness	$1,344,637	21%	$1,109,419	(28%)	$1,533,788
Percentage of Total Net Sales	26%		23%		31%
Outdoor	1,697,151	(4%)	1,770,275	10%	1,606,664
Percentage of Total Net Sales	32%		36%		33%
Aviation	846,329	7%	792,799	11%	712,468
Percentage of Total Net Sales	16%		16%		14%
Marine	916,911	1%	903,983	3%	875,151
Percentage of Total Net Sales	18%		19%		17%
Auto OEM	423,224	49%	283,810	11%	254,724
Percentage of Total Net Sales	8%		6%		5%
Total	$5,228,252	8%	$4,860,286	(2%)	$4,982,795

Net sales increased 8% in fiscal year 2023 when compared to the year-ago period. Total unit sales increased approximately 8% to 16.2 million units in 2023 from 15.0 million units in 2022. Outdoor revenue represented the largest portion of our revenue mix at 32% in 2023, compared to 36% in 2022.

The increase in fitness revenue was driven by sales growth across all product categories. Aviation revenue increased primarily due to growth in OEM product categories. The increase in marine revenue was driven by contributions from newly acquired JL Audio, partially offset by declines in multiple product categories. Auto OEM revenue increased primarily due to increased shipments of domain controllers. Outdoor revenue decreased primarily due to declines in sales of adventure watches during the first quarter of 2023.

Gross Profit

Gross Profit	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021
Fitness	$716,906	30%	$552,417	(32%)	$813,325
Percentage of Segment Net Sales	53%		50%		53%
Outdoor	1,072,861	(2%)	1,099,408	11%	988,662
Percentage of Segment Net Sales	63%		62%		62%
Aviation	625,988	9%	573,063	10%	519,821
Percentage of Segment Net Sales	74%		72%		73%
Marine	491,261	0%	491,457	(1%)	495,310
Percentage of Segment Net Sales	54%		54%		57%
Auto OEM	97,939	8%	90,430	23%	73,341
Percentage of Segment Net Sales	23%		32%		29%
Total	$3,004,955	7%	$2,806,775	(3%)	$2,890,459
Percentage of Total Net Sales	57%		58%		58%

Gross profit dollars in fiscal year 2023 increased 7%, primarily due to the increase in net sales compared to the year-ago period as described above. Consolidated gross margin was relatively flat when compared to the year-ago period.

The fitness and outdoor gross margin increases of 350 basis points and 110 basis points, respectively, were primarily attributable to favorable freight costs. The aviation gross margin increase of 170 basis points was primarily attributable to lower warranty costs. Gross margin remained relatively flat within the marine segment. The auto OEM gross margin decrease of 870 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021
Advertising Expense	$173,109	3%	$168,040	(2%)	$171,829
Percentage of Total Net Sales	3%		3%		3%
Selling, general, and administrative expenses	834,990	8%	775,963	8%	721,260
Percentage of Total Net Sales	16%		16%		14%
Research and development expense	904,696	8%	834,927	7%	778,750
Percentage of Total Net Sales	17%		17%		16%
Total	$1,912,795	8%	$1,778,930	6%	$1,671,839
Percentage of Total Net Sales	37%		37%		34%

Total operating expense increased 8% in absolute dollars and was relatively flat as a percent of revenue in fiscal year 2023 compared to fiscal year 2022.

Advertising expense increased 3% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to increased media spend.

Selling, general and administrative expense increased 8% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to increased personnel-related expenses and information technology costs.

Research and development expense increased 8% in absolute dollars and was relatively flat as a percent of revenue compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel costs.

Operating Income

Operating Income (Loss)	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022	Year-over-Year Change	52-Weeks Ended December 25, 2021
Fitness	$232,201	122%	$104,738	(71%)	$359,201
Percentage of Segment Net Sales	17%		9%		23%
Outdoor	515,254	(10%)	573,281	9%	524,469
Percentage of Segment Net Sales	30%		32%		33%
Aviation	226,400	6%	213,186	10%	193,188
Percentage of Segment Net Sales	27%		27%		27%
Marine	179,429	(17%)	215,304	(14%)	249,781
Percentage of Segment Net Sales	20%		24%		29%
Auto OEM	(61,124)	(22%)	(78,664)	(27%)	(108,019)
Percentage of Segment Net Sales	(14%)		(28%)		(42%)
Total	$1,092,160	6%	$1,027,845	(16%)	$1,218,620
Percentage of Total Net Sales	21%		21%		24%

Total operating income increased 6% in absolute dollars and was relatively flat as a percent of revenue when compared to fiscal year 2022. The absolute dollar decreases in outdoor and marine operating income were more than offset by improved performance in fitness, aviation, and auto OEM.

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 30, 2023	53-Weeks Ended December 31, 2022	52-Weeks Ended December 25, 2021
Interest income	$77,302	$40,826	$28,573
Foreign currency gains (losses)	26,434	(11,274)	(45,263)
Other income	4,460	7,577	4,866
Total	$108,196	$37,129	$(11,824)

The average interest rate returns on cash and investments during the 52-weeks ended December 30, 2023 and 53-weeks ended December 31, 2022 were 2.7% and 1.4%, respectively. Interest income increased primarily due to higher yields on fixed-income securities.

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

The $26.4 million currency gain recognized in fiscal 2023 was primarily due to the U.S. Dollar weakening against the Polish Zloty and Euro, partially offset by the U.S. Dollar weakening at times during the year against the Taiwan Dollar. During this period, the U.S. Dollar weakened 12.3% against the Polish Zloty and 3.1% against the Euro, resulting in gains of $24.4 million and $8.8 million, respectively, partially offset by the U.S. Dollar weakening at times during the year against the Taiwan Dollar, resulting in a net loss of $5.1 million. The remaining net currency loss of $1.7 million was related to the impacts of other currencies, each of which was individually immaterial.

The $11.3 million currency loss recognized in fiscal 2022 was primarily due to the U.S. Dollar strengthening against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During this period, the U.S. Dollar strengthened 6.4% against the Australian Dollar, 7.1% against the Polish Zloty, 8.5% against the Chinese Yuan, 5.4% against the Euro, 12.7% against the Japanese Yen, and 9.6% against the British Pound Sterling resulting in losses of $8.9 million, $6.0 million, $5.8 million, $5.1 million, $3.7 million, and $1.9 million, respectively, partially offset by the U.S. Dollar strengthening 9.7% against the Taiwan Dollar, resulting in a gain of $28.0 million. The remaining net currency loss of $7.9 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision (Benefit)

	52-Weeks Ended December 30, 2023	53-Weeks Ended December 31, 2022	52-Weeks Ended December 25, 2021
Income before income taxes	$1,200,356	$1,064,974	$1,206,796
Income tax provision (benefit)	(89,280)	91,389	124,596
Effective tax rate	(7%)	9%	10%

The Company recorded income tax benefit of $89.3 million for the fiscal year ended December 30, 2023, which included income tax benefit of $181.4 million recognized by the Company in the fourth quarter of 2023 related to the revaluation of Switzerland deferred tax assets and income tax benefit of $12.1 million recognized in the fourth quarter of 2023 related to Auto OEM manufacturing tax incentives in Poland. The Company recorded income tax expense of $91.4 million for the fiscal year ended December 31, 2022, which included income tax expense of $7.2 million recognized by the Company in the fourth quarter of 2022 related to the revaluation of Switzerland deferred tax assets.

Global taxing standards have evolved as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations. The OECD issued a statement regarding a two-pillar solution which includes within “Pillar Two” a global minimum tax. Numerous countries have signed onto the OECD statement including Switzerland, the U.S., and the U.K. In 2023, Switzerland’s Federal Council passed legislation which would implement a federal minimum tax in Switzerland of 15% in 2024. Additionally, the Swiss canton of Schaffhausen has also passed legislation that would increase the cantonal corporate tax rate beginning in 2024 and result in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland. As a result of the increases in the combined Switzerland tax rates and the impact of implementation of global minimum tax requirements, we expect our effective tax rate to be higher in the future, beginning with the 2024 tax year, when compared to fiscal years 2023, 2022, and 2021.

Additionally, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the primary location of research, development, and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S.

Net Income

As a result of the various factors noted above net income increased 32% to $1,289.6 million from $973.6 million in the prior year.

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

Cash, Cash Equivalents, and Marketable Securities

As of December 30, 2023, we had approximately $3.1 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2023 and 2022 were 2.7% and 1.4%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 in the Notes to the Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,376.3 million for fiscal 2023, compared to $788.3 million for fiscal 2022. The increase was primarily due to a lower use of cash on purchases of inventory, partially offset by a decrease in collections of accounts receivable in fiscal 2023 when compared to fiscal 2022.

Cash used in investing activities totaled $333.0 million for fiscal 2023, compared to $145.1 million for fiscal 2022. The increase was primarily due to an increase in cash used for acquisitions and a decrease in net redemptions of marketable securities in fiscal 2023 compared to fiscal 2022. These were partially offset by a decrease in cash used for the purchase of property and equipment in fiscal 2023 compared to fiscal 2022.

Cash used in financing activities totaled $636.5 million for fiscal 2023, compared to $840.6 million for fiscal 2022. This decrease was primarily due to lower purchases of treasury shares under the share repurchase plan and lower cash dividend payments in fiscal 2023 compared to fiscal 2022. Fiscal 2023 included four dividend payments compared to five dividend payments in fiscal 2022 due to the timing of dividend dates and our fiscal period end dates.

Uses of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of December 30, 2023, the Company had fixed lease payment obligations of $163.3 million, with $34.7 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of December 30, 2023, the Company had inventory purchase obligations of $666.0 million, with $512.0 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of December 30, 2023, the Company had other purchase obligations of $361.3 million, with $209.8 million payable within 12 months.

Other Uses of Cash

Net cash outlays for income taxes exceeded income tax expense in each of the 2023 and 2022 fiscal years, partially due to the provisions of the 2017 United States Tax Cuts and Jobs Act, which require us to capitalize certain research and development costs and amortize those costs on our U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred. Primarily as a result of these provisions, we expect net cash outlays for income taxes to again exceed income tax expense in fiscal 2024.

Additionally, while we expect our effective tax rate to be higher in fiscal 2024, when compared to fiscal years 2023, 2022, and 2021, we expect net cash outlays for income taxes in fiscal 2024 to be materially similar to net cash outlays for income taxes in fiscal 2023, primarily associated with our planned utilization of Switzerland deferred tax assets.

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

The currencies that have historically created a majority of the Company’s exchange rate exposure are the Taiwan Dollar, Euro, and Polish Zloty. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at rates prevailing during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments denominated in U.S. Dollars.

Most European subsidiaries use the Euro as the functional currency. The functional currency of our largest European subsidiary, Garmin (Europe) Ltd., is the U.S. Dollar, although some transactions occur in British Pound Sterling or Euros. The functional currency of Garmin Wroclaw, a subsidiary headquartered in Poland that manufactures certain auto OEM products, is the Polish Zloty. Foreign currency gains or losses have been realized historically related to the movements of those currencies relative to the U.S. Dollar.

During fiscal year 2023, the Company incurred a net foreign currency gain of $26.4 million. The U.S. Dollar weakened against the Polish Zloty and Euro, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2023, the U.S. Dollar weakened 12.3% against the Polish Zloty, and 3.1% against the Euro, resulting in gains of $24.4 million and $8.8 million, respectively, partially offset by the U.S. Dollar strengthening at times during the year against the Taiwan Dollar, resulting in a net loss of $5.1 million. The remaining net currency loss of $1.7 million was related to the impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2023 also resulted in a currency translation adjustment of $14.5 million within accumulated other comprehensive income (loss).

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 30, 2023 and December 31, 2022, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, Polish Zloty, Japanese Yen, and Australian Dollar would have resulted in an adverse impact on income before income taxes of approximately $102 million and $81 million, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 30, 2023 and otherwise have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with our available-for-sale debt securities will fluctuate accordingly.

The primary objectives of the Company’s investment policy are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. As of December 30, 2023 and December 31, 2022, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 30, 2023 and December 31, 2022, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $25 million and $31 million at December 30, 2023 and December 31, 2022, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 30, 2023, December 31, 2022, and December 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic, Income Taxes. The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. The Company uses significant judgment to evaluate uncertain tax positions and determine whether the threshold for recognition has been met and to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 5 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $14 million at December 30, 2023, primarily related to transfer pricing positions.

Auditing management’s assessment and measurement of material tax positions is complex and involved especially subjective and complex judgments. The assessment process involves both significant judgment to evaluate each position against the recognition threshold and estimation because the pricing of the intercompany transactions is based on pricing analyses that may produce a number of different outcomes or ranges of outcomes (e.g., the price that would be charged in an arm’s-length transaction). Each transfer pricing tax position carries unique facts and circumstances that must be evaluated, and ultimate resolution will be dependent on uncontrollable factors, such as the interpretation of laws and regulations; new case law; the willingness of the income tax authority to settle the issue, including the timing thereof; and other factors.

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

Our audit procedures included, among others, involving our tax professionals to test the Company’s assessment and measurement of tax positions related to transfer pricing used in intercompany transactions to assess the appropriateness of the ranges of outcomes utilized, the determination of the likelihood of the outcomes, and any related pricing or valuation conclusions reached within the transfer pricing analyses conducted by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies and industry benchmarks. We also verified our understanding of the relevant facts by reading the Company’s correspondence with the relevant tax authorities and any third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws, as well as historical settlement activity from income tax authorities, to evaluate the appropriateness of the Company’s measurement of uncertain tax positions related to transfer pricing used in these intercompany transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Kansas City, Missouri

February 21, 2024

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net sales	$5,228,252	$4,860,286	$4,982,795
Cost of goods sold	2,223,297	2,053,511	2,092,336
Gross profit	3,004,955	2,806,775	2,890,459

Advertising expense	173,109	168,040	171,829
Selling, general and administrative expenses	834,990	775,963	721,260
Research and development expense	904,696	834,927	778,750
Total operating expense	1,912,795	1,778,930	1,671,839

Operating income	1,092,160	1,027,845	1,218,620
Other income (expense):
Interest income	77,302	40,826	28,573
Foreign currency gains (losses)	26,434	(11,274)	(45,263)
Other income	4,460	7,577	4,866
Total other income (expense)	108,196	37,129	(11,824)

Income before income taxes	1,200,356	1,064,974	1,206,796
Income tax provision (benefit):
Current	250,446	233,844	130,040
Deferred	(339,726)	(142,455)	(5,444)
Total income tax provision (benefit)	(89,280)	91,389	124,596

Net income	$1,289,636	$973,585	$1,082,200

Basic net income per share	$6.74	$5.06	$5.63
Diluted net income per share	$6.71	$5.04	$5.61

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Net income	$1,289,636	$973,585	$1,082,200
Foreign currency translation adjustment	14,473	(149,396)	(39,538)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	34,446	(82,972)	(26,054)
Comprehensive income	$1,338,555	$741,217	$1,016,608

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,693,452	$1,279,194
Marketable securities	274,618	173,288
Accounts receivable, less allowance for doubtful accounts of $7,152 in 2023 and $5,098 in 2022	815,243	656,847
Inventories	1,345,955	1,515,045
Deferred costs	16,316	14,862
Prepaid expenses and other current assets	318,556	315,915
Total current assets	4,464,140	3,955,151

Property and equipment, net	1,224,097	1,147,005
Operating lease right-of-use assets	143,724	138,040
Noncurrent marketable securities	1,125,191	1,208,360
Deferred income tax assets	754,635	441,071
Noncurrent deferred costs	11,057	9,831
Goodwill	608,474	567,994
Other intangible assets, net	186,601	178,461
Other noncurrent assets	85,650	85,257
Total assets	$8,603,569	$7,731,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,790	$212,417
Salaries and benefits payable	190,014	176,114
Accrued warranty costs	55,738	50,952
Accrued sales program costs	98,610	97,772
Other accrued expenses	245,874	197,376
Deferred revenue	101,189	91,092
Income taxes payable	225,475	246,180
Dividend payable	139,997	139,732
Total current liabilities	1,310,687	1,211,635

Deferred income tax liabilities	114,682	129,965
Noncurrent income taxes payable	16,521	34,627
Noncurrent deferred revenue	36,148	35,702
Noncurrent operating lease liabilities	113,035	114,541
Other noncurrent liabilities	436	360

Stockholders’ equity:
Common shares (195,880 and 198,077 shares authorized and issued; 191,777 and 191,623 shares outstanding)	19,588	17,979
Additional paid-in capital	2,125,467	2,042,472
Treasury shares (4,103 and 6,454 shares)	(330,909)	(475,095)
Retained earnings	5,263,528	4,733,517
Accumulated other comprehensive income (loss)	(65,614)	(114,533)
Total stockholders’ equity	7,012,060	6,204,340
Total liabilities and stockholders’ equity	$8,603,569	$7,731,170

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Operating Activities:
Net income	$1,289,636	$973,585	$1,082,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,347	118,743	103,498
Amortization	45,225	45,110	51,320
Loss (gain) on sale of property and equipment	215	(2,083)	298
Unrealized foreign currency (gains) losses	(25,541)	(5,867)	36,385
Deferred income taxes	(340,774)	(143,286)	(5,368)
Stock compensation expense	101,422	76,801	92,522
Realized losses (gains) on marketable securities	62	986	(622)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(129,120)	167,336	(19,106)
Inventories	244,506	(363,327)	(476,454)
Other current and noncurrent assets	7,887	72,185	(38,004)
Accounts payable	28,503	(131,268)	108,946
Other current and noncurrent liabilities	52,188	(71,756)	70,007
Deferred revenue	10,411	(2,379)	(7,377)
Deferred costs	(2,661)	3,591	8,288
Income taxes	(38,041)	49,888	5,894
Net cash provided by operating activities	1,376,265	788,259	1,012,427

Investing activities:
Purchases of property and equipment	(193,524)	(244,286)	(307,645)
Proceeds from sale of property and equipment	218	2,402	35
Purchase of intangible assets	(1,504)	(1,907)	(1,942)
Purchase of marketable securities	(170,681)	(1,051,994)	(1,508,712)
Redemption of marketable securities	183,372	1,164,116	1,363,070
Acquisitions, net of cash acquired	(150,853)	(13,455)	(20,175)
Net cash used in investing activities	(332,972)	(145,124)	(475,369)

Financing activities:
Dividends	(558,769)	(679,096)	(491,457)
Proceeds from issuance of treasury shares related to equity awards	44,063	62,221	35,733
Purchase of treasury shares related to equity awards	(22,815)	(22,730)	(30,985)
Purchase of treasury shares under share repurchase plan	(98,988)	(201,012)	—
Net cash used in financing activities	(636,509)	(840,617)	(486,709)

Effect of exchange rate changes on cash and cash equivalents	7,460	(21,449)	(10,254)

Net increase (decrease) in cash, cash equivalents, and restricted cash	414,244	(218,931)	40,095
Cash, cash equivalents, and restricted cash at beginning of year	1,279,912	1,498,843	1,458,748
Cash, cash equivalents, and restricted cash at end of year	$1,694,156	$1,279,912	$1,498,843

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$302,154	$184,809	$131,040

Cash received during the year from income tax refunds	$12,133	$7,786	$8,264

Supplemental disclosure of non-cash investing and financing activities

(Decrease) increase in accrued capital expenditures related to purchases of property and equipment	$(634)	$(4,320)	$9,541

Change in marketable securities related to unrealized appreciation (depreciation)	$45,506	$(107,362)	$(32,622)

Fair value of assets acquired	$189,341	$15,340	$20,956
Liabilities assumed	(37,436)	(1,624)	(764)
Less: cash acquired	(1,052)	(261)	(17)
Cash paid for acquisitions, net of cash acquired	$150,853	$13,455	$20,175

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	$17,979	$1,880,354	$(320,016)	$3,754,372	$183,427	$5,516,116
Net income	—	—	—	1,082,200	—	1,082,200
Translation adjustment	—	—	—	—	(39,538)	(39,538)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $6,568	—	—	—	—	(26,054)	(26,054)
Comprehensive income						1,016,608
Dividends	—	—	—	(515,835)	—	(515,835)
Issuance of treasury shares related to equity awards	—	(12,154)	47,887	—	—	35,733
Stock compensation	—	92,522	—	—	—	92,522
Purchase of treasury shares related to equity awards	—	—	(30,985)	—	—	(30,985)
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	973,585	—	973,585
Translation adjustment	—	—	—	—	(149,396)	(149,396)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $24,390	—	—	—	—	(82,972)	(82,972)
Comprehensive income						741,217
Dividends	—	—	—	(560,805)	—	(560,805)
Issuance of treasury shares related to equity awards	—	4,949	57,272	—	—	62,221
Stock compensation	—	76,801	—	—	—	76,801
Purchase of treasury shares related to equity awards	—	—	(22,730)	—	—	(22,730)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(206,523)	—	—	(206,523)
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	1,289,636	—	1,289,636
Translation adjustment	—	—	—	—	14,473	14,473
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $11,060	—	—	—	—	34,446	34,446
Comprehensive income						1,338,555
Dividends	—	—	—	(559,036)	—	(559,036)
Issuance of treasury shares related to equity awards	—	(16,580)	60,643	—	—	44,063
Stock compensation	—	101,422	—	—	—	101,422
Purchase of treasury shares related to equity awards	—	—	(22,815)	—	—	(22,815)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(94,469)	—	—	(94,469)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 30, 2023 and December 31, 2022

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Garmin Ltd. and its subsidiaries (collectively, the Company or Garmin) design, develop, manufacture, market, and distribute a diverse family of hand-held, wrist-based, portable, and fixed-mount Global Positioning System (GPS)-enabled products and other navigation, communications, information and sensor-based products and services. Garmin Corporation (GC) is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (GII) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. GII also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Ltd. (GEL) is primarily responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA). Many of GEL’s sales are to other Company-owned distributors in the EMEA region.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Changes in Classification and Allocation

Certain prior period amounts have been recast, reclassified, or presented to conform to current period presentation.

The Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent its reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 53-week and 52-week periods ended December 31, 2022 and December 25, 2021, respectively, have been recast to conform to current period presentation. This change had no effect on the Company’s consolidated results of operations.

Fiscal Year

The Company’s fiscal year is based on a 52-53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal year 2023 contains 52 weeks compared to 53 weeks for 2022 and 52 weeks for 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $(11,508) and $(25,981) as of December 30, 2023 and December 31, 2022, respectively, have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency gains recorded in results of operations were $26,434 for the year ended December 30, 2023, net foreign currency losses recorded in results of operations were $11,274 for the year ended December 31, 2022, and net foreign currency losses recorded in results of operations were $45,263 for the year ended December 25, 2021. The gain in fiscal 2023 was primarily due to the U.S. Dollar weakening against the Polish Zloty and Euro, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. The loss in fiscal 2022 was primarily due to the U.S. Dollar strengthening against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. The loss in fiscal 2021 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, Japanese Yen, Swiss Franc, and Australian Dollar, while the U.S. Dollar weakened against the Taiwan Dollar.

Garmin Corporation, one of the Company’s principal subsidiaries, is located in Taiwan. The Taiwan Foreign Exchange Control Statute (the Statute), and regulations thereunder, provides that all foreign exchange transactions must be executed by banks designated to handle such business by the Ministry of Finance of Taiwan and by the Central Bank of the Republic of China (Taiwan), also referred to as the CBC. Current regulations favor trade-related foreign exchange transactions, so the Statute does not impose any significant restrictions on import or export activities involving foreign currencies in Taiwan. Non-trade related currency exchanges exceeding $50 million, or its equivalent, in a calendar year require approval of the CBC.

Revenue Recognition

The Company recognizes revenue upon the transfer of control of promised products or services to the customer in an amount that depicts the consideration to which the Company expects to be entitled for the related products or services. For the large majority of the Company’s sales, transfer of control occurs once product has shipped and title and risk of loss have transferred to the customer. The Company offers certain tangible products with ongoing services promised over a period of time. When such services have been identified as both capable of being distinct and separately identifiable from the related tangible product, the associated revenue allocated to such services is recognized over time. The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (SSP), with the amounts allocated to ongoing services deferred and recognized over a period of time. These ongoing services primarily consist of the Company’s contractual promises to provide personal navigation device (PND) users with map updates and server-based traffic services. In addition, the Company provides map update services (map care) over a contractual period in certain hardware and software contracts with automotive original equipment manufacturers (OEMs). The Company has determined that directly observable prices do not exist for certain map updates, map care, or server-based traffic, as stand-alone and unbundled unit sales do not occur on more than a limited basis. Therefore, the Company uses the expected cost plus a margin as the primary indicator to calculate relative SSP of certain map updates, map care, and traffic performance obligations. The revenue and associated costs allocated to map updates, map care, and server-based traffic services are deferred and recognized ratably over the contractual service period or estimated life of the products. Additionally, the Company has offered certain other products and services with ongoing performance obligations for which the associated revenue is recognized over the contractual service period (typically ranging from 1 month to 3 years), including aviation database and other service subscriptions, incremental navigation and communication service subscriptions, mobile applications, and extended warranties.

The Company records revenue net of sales tax or value-added tax and variable consideration such as trade discounts and customer returns. Payment is due typically within 90 days or less of shipment of product, or upon the grant of a given software license (as applicable). The Company records estimated reductions to revenue in the form of variable consideration for customer sales programs, returns, and incentive offerings including rebates, price protection, promotions, and other volume-based incentives. Cooperative advertising incentives payable to dealers and distributors are recorded as reductions of revenue unless the Company obtains proof of a distinct advertising service, in which case the incentive is recorded as advertising expense. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions, if not otherwise determinable.

Shipping and Handling Costs

Shipping and handling activities are typically performed before the customer obtains control of the good, and the related costs are expensed at the approximate time of sale. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $173,109, $168,040, and $171,829 for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

Software Development Costs

ASC Topic 985-20, Software – Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. The Company’s capitalized software development costs are not significant, as the time elapsed from working model to release is typically short. As required by ASC Topic 730, Research and Development, costs incurred to enhance the Company's existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

Accounting for Stock Compensation

The Company currently sponsors three employee stock compensation plans. ASC Topic 718, Compensation – Stock Compensation, requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock compensation expense over the requisite service period in the Company’s consolidated statements of income.

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

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $904,696, $834,927, and $778,750 for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the consolidated balance sheets within prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within other noncurrent assets if expected to be received beyond one year. Such capitalized costs were approximately $19,226 and $23,510 as of December 30, 2023 and December 31, 2022, respectively.

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

The Company accounts for uncertainty in income taxes in accordance with ASC Topic 740. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves not to be required, the reversal of the liabilities results in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Income taxes are discussed in more detail in Note 5 of the Notes to Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive share-based compensation awards has been reduced by the number of shares that could have been purchased from the proceeds of the exercise or release at the average market price of the Company’s shares during the period the awards were outstanding. See Note 3 of the Notes to Consolidated Financial Statements.

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

All of the Company’s marketable securities were considered available-for-sale at December 30, 2023. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. At December 30, 2023, and December 31, 2022, cumulative unrealized losses of $54,106 and $88,552, respectively, were reported in accumulated other comprehensive income (loss), net of related taxes.

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

In making this assessment management evaluates the extent to which the fair value is less than the amortized cost basis, any change in credit rating of the security, adverse conditions specifically related to the security, failure of the issuer to make scheduled payments, and other relevant factors affecting the security. If it is determined that a credit loss exists, the amount of the credit loss is determined by comparing the present value of the expected future cash flows for the security to the amortized cost basis of the security, limited by the amount the fair value is less than the amortized cost basis.

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

Fair Value of Financial Instruments

As required by ASC Topic 825, Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,693,452	$1,693,452	$1,279,194	$1,279,194
Marketable securities	$1,399,809	$1,399,809	$1,381,648	$1,381,648

For certain of the Company’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Trade Accounts Receivable

The Company sells its products to retailers, dealers, distributors, OEMs, and other customers and grants credit to certain customers based on its evaluation of the customers' financial condition. Generally, the Company does not require security when trade credit is granted to customers. The Company's trade accounts receivable are carried at net realizable value, typically are collected within 90 days, and do not bear interest. Certain customers are allowed extended terms consistent with normal industry practice. Credit losses are provided for in the Company’s consolidated financial statements and typically have been within management’s expectations. Past due receivable balances are typically written off when internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide some security against certain losses within policy limits.

Concentration of Credit Risk

The Company’s top ten customers have contributed between 20% and 23% of net sales annually since 2021. None of the Company's customers accounted for 10% or more of consolidated net sales in the years ended December 30, 2023, and December 31, 2022. Amazon.com, Inc. and its affiliates (Amazon), a customer of the fitness, outdoor, marine, and consumer auto segments, was the Company's largest customer and accounted for approximately 10% of its consolidated net sales in the fiscal year ended December 25, 2021. No other customer accounted for 10% or more of Garmin's consolidated net sales in fiscal 2021.

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

	December 30, 2023	December 31, 2022
Raw materials	$493,493	$600,858
Work-in-process	160,919	180,873
Finished goods	691,543	733,314
Inventories	$1,345,955	$1,515,045

Deferred Revenues and Costs

At December 30, 2023 and December 31, 2022, the Company had deferred revenues totaling $137,337 and $126,794, respectively, and related deferred costs totaling $27,373 and $24,693, respectively.

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized over a period of time basis as discussed in the Revenue Recognition portion of this footnote. Billings associated with such items are typically completed upon the transfer of control of promised products or services to the customer and recorded to accounts receivable until payment is received. Deferred costs primarily refer to the license fees incurred by the Company associated with the aforementioned unsatisfied performance obligations, which are amortized over the same period as the revenue is recognized. The Company typically pays the associated license fees either monthly or quarterly in arrears, on a per item shipped or delivered basis.

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

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 30, 2023	December 31, 2022
Land		$201,287	$193,861
Building and improvements	15 to 50 years	934,837	856,722
Machinery, equipment and software	3 to 10 years	1,118,561	1,001,344
Total, at cost		2,254,685	2,051,927
Accumulated depreciation		(1,030,588)	(904,922)
Property and equipment, net		$1,224,097	$1,147,005

As required by ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2023, 2022, or 2021.

Goodwill and Other Intangible Assets

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $608,474 at December 30, 2023, and $567,994 at December 31, 2022. Each of the Company’s operating segments (fitness, outdoor, aviation, marine, and auto OEM) represents a distinct reporting unit. The Company allocates goodwill to reporting units in proportion to the expected benefit from each business combination. Changes in the carrying amount of goodwill for the years ended December 30, 2023 and December 31, 2022 are as follows:

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
Goodwill balance as of December 25, 2021	$255,872	$178,955	$60,347	$79,906	$—	$575,080
Acquisitions	—	2,518	—	7,340	—	9,858
Foreign currency translation and other adjustments	(11,570)	(3,129)	—	(2,245)	—	(16,944)
Goodwill balance as of December 31, 2022	$244,302	$178,344	$60,347	$85,001	$—	$567,994
Acquisitions	—	—	—	32,014	—	32,014
Foreign currency translation and other adjustments	6,078	1,400	—	988	—	8,466
Goodwill balance as of December 30, 2023	$250,380	$179,744	$60,347	$118,003	$—	$608,474

ASC Topic 350, Intangibles – Goodwill and Other, requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be assessed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its annual impairment assessments of goodwill and indefinite-lived intangible assets, if any, in the fourth quarter of each year, as of the Company’s fiscal year end date, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that they may be impaired.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and assignment of goodwill to reporting units. If a quantitative impairment test is performed, the fair value of each reporting unit is estimated through the use of a discounted cash flow methodology, which also requires judgment and assumptions, including discount rate, projected future revenues, projected future operating margins, and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.

Management concluded that no goodwill associated with any reporting unit is currently at risk of impairment based on quantitative assessments performed in 2023. The Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2023, 2022, or 2021.

At December 30, 2023, and December 31, 2022, the Company had intellectual property, customer related intangibles, and other identifiable finite-lived intangible assets recorded at a cost of $553,163 and $511,716, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to twelve years. Accumulated amortization was $366,560 and $333,256 at December 30, 2023 and December 31, 2022, respectively. Amortization expense on these intangible assets was $30,513, $30,561, and $35,540 for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively. In the next five years, the amortization expense is estimated to be $30,839, $27,629, $24,425, $20,578, and $15,496, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 30 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s consolidated balance sheets as a right-of-use asset or lease liability.

Product Warranty

The Company accrues for estimated future warranty costs at the time products are sold. The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged, or is defective. The Company’s standard warranty obligation to its end-users provides for a period of one to two years from date of shipment while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, with most claims resolved within a year of the sale. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, which may result in decreased gross profit. The following reconciliation presents details of the changes in the Company’s accrued warranty costs:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Balance - beginning of period	$50,952	$45,467	$42,643
Accrual for products sold (1)	79,637	72,821	69,810
Expenditures	(74,851)	(67,336)	(66,986)
Balance - end of period	$55,738	$50,952	$45,467

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

If an outcome unfavorable to the Company is determined to be probable, but the amount of loss cannot be reasonably estimated or is determined to be reasonably possible, but not probable, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company’s aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but not probable, and a liability therefore has not been accrued. This aggregate range only represents the Company’s estimate of reasonably possible losses and does not represent the Company’s maximum loss exposure. The assessment regarding whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. In assessing the probability of an outcome in a lawsuit, claim or assessment that could be unfavorable to the Company, the Company considers the following factors, among others: (a) the nature of the litigation, claim, or assessment; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) the Company's experience in similar cases; (e) the experience of other entities in similar cases; and (f) how the Company intends to respond to the lawsuit, claim, or assessment. Costs incurred in defending lawsuits, claims or assessments are expensed as incurred.

See Note 7 of the Notes to Consolidated Financial Statements for additional information on contingencies.

Recently Adopted Accounting Standards

There are no recently adopted accounting standards that have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

2. Revenue

In order to further depict how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors, the Company disaggregates revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

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

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Point in time	$4,938,479	$4,602,636	$4,762,260
Over time	289,773	257,650	220,535
Net sales	$5,228,252	$4,860,286	$4,982,795

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week period ending December 30, 2023 and 53-week period ending December 31, 2022, are presented below:

	Fiscal Year Ended
	December 30, 2023		December 31, 2022
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$126,794	$24,693	$129,272	$28,322
Deferrals in period	300,316	24,286	255,172	17,169
Recognition of deferrals in period	(289,773)	(21,606)	(257,650)	(20,798)
Balance, end of period	$137,337	$27,373	$126,794	$24,693

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the consolidated balance sheets.

Of the $289,773 of deferred revenue recognized in the 52-weeks ended December 30, 2023, $87,131 was deferred as of the beginning of the period. Of the $257,650 of deferred revenue recognized in the 53-weeks ended December 31, 2022, $84,227 was deferred as of the beginning of the period. Of the $137,337 of deferred revenue as of December 30, 2023, the Company expects to recognize approximately eighty-five percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as "equity awards".

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Numerator:
Numerator for basic and diluted net income per share - net income	$1,289,636	$973,585	$1,082,200

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	191,397	192,544	192,180

Effect of dilutive equity awards	661	498	863

Denominator for diluted net income per share – adjusted weighted-average common shares	192,058	193,042	193,043

Basic net income per share	$6.74	$5.06	$5.63

Diluted net income per share	$6.71	$5.04	$5.61

Shares excluded from diluted net income per share calculation: Anti-dilutive equity awards (in thousands)	-	625	235

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

Marketable securities classified as available-for-sale securities are summarized below:

		Available-For-Sale Securities as of December 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,971	$1	$—	$2,972
Agency securities	Level 2	23,692	32	(585)	23,139
Mortgage-backed securities	Level 2	38,743	—	(4,731)	34,012
Corporate debt securities	Level 2	1,104,834	1,680	(46,073)	1,060,441
Municipal securities	Level 2	294,240	98	(18,430)	275,908
Other	Level 2	3,760	—	(423)	3,337
Total		$1,468,240	$1,811	$(70,242)	$1,399,809

		Available-For-Sale Securities as of December 31, 2022
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$—	$—	$—	$—
Agency securities	Level 2	7,000	—	(786)	6,214
Mortgage-backed securities	Level 2	45,373	—	(4,525)	40,848
Corporate debt securities	Level 2	1,106,688	188	(77,802)	1,029,074
Municipal securities	Level 2	326,058	3	(28,861)	297,200
Other	Level 2	10,466	—	(2,154)	8,312
Total		$1,495,585	$191	$(114,128)	$1,381,648

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

Accrued interest receivable, which totaled $11,716 as of December 30, 2023, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 52-week period ended December 30, 2023.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 92% of securities in the Company's portfolio were at an unrealized loss position at December 30, 2023.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 30, 2023 and December 31, 2022.

	As of December 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	(31)	10,923	(554)	6,446	(585)	17,369
Mortgage-backed securities	—	—	(4,731)	34,012	(4,731)	34,012
Corporate debt securities	(702)	64,637	(45,371)	889,785	(46,073)	954,422
Municipal securities	(32)	2,654	(18,398)	261,651	(18,430)	264,305
Other	—	—	(423)	3,337	(423)	3,337
Total	$(765)	$78,214	$(69,477)	$1,195,231	$(70,242)	$1,273,445

	As of December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Agency securities	—	—	(786)	6,214	(786)	6,214
Mortgage-backed securities	(1,900)	23,229	(2,625)	17,619	(4,525)	40,848
Corporate debt securities	(26,680)	508,956	(51,122)	498,834	(77,802)	1,007,790
Municipal securities	(2,136)	69,017	(26,725)	225,679	(28,861)	294,696
Other	—	—	(2,154)	8,067	(2,154)	8,067
Total	$(30,716)	$601,202	$(83,412)	$756,413	$(114,128)	$1,357,615

As of December 30, 2023 and December 31, 2022, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to other income for the unrealized losses on agency, mortgage-backed, corporate debt, municipal, and other securities presented above because the Company does not consider the declines in fair value to have resulted from credit losses. The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. The Company does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at December 30, 2023, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$279,137	$274,618
Due after one year through five years	1,170,760	1,109,093
Due after five years through ten years	10,067	9,187
Due after ten years	8,276	6,911
Total	$1,468,240	$1,399,809

5. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
U.S. federal:
Current	$25,985	$45,639	$(13,096)
Deferred	(122,291)	(149,734)	(42,625)
	$(96,306)	$(104,095)	$(55,721)
U.S. state:
Current	$6,755	$12,870	$(5,876)
Deferred	(26,602)	(29,160)	(8,132)
	$(19,847)	$(16,290)	$(14,008)
Foreign:
Current	$217,706	$175,335	$149,012
Deferred	(190,833)	36,439	45,313
	$26,873	$211,774	$194,325
Total	$(89,280)	$91,389	$124,596

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Federal income tax expense at U.S. statutory rate	$252,095	$223,658	$253,429
State income tax (benefit) expense, net of federal tax effect	(23,045)	(21,064)	(12,198)
Foreign-derived intangible income (FDII) deduction	(6,432)	(12,343)	—
Foreign tax rate differential	(129,733)	(114,599)	(117,586)
Other foreign taxes, net of incentives and credits	18,351	24,273	29,240
Withholding tax	24,497	27,041	22,992
Net change in uncertain tax positions	(13,157)	(14,381)	(17,087)
U.S. federal research and development credit	(31,849)	(29,384)	(22,764)
Stock-based compensation	(851)	30	(6,362)
Switzerland deferred tax assets	(181,410)	7,168	(177)
Other, net	2,254	990	(4,891)
Income tax expense	$(89,280)	$91,389	$124,596

The Company recorded income tax benefit of $89,280 in the year ended December 30, 2023, representing an effective tax rate of approximately (7%), which included income tax benefit of $181,410 recognized by the Company in the fourth quarter of 2023 related to the revaluation of Switzerland deferred tax assets due to an increase in the Schaffhausen cantonal tax rate and income tax benefit of $12,116 recognized in the fourth quarter of 2023 related to Auto OEM manufacturing tax incentives in Poland. The Company recorded income tax expense of $91,389 in the year ended December 31, 2022, representing an effective tax rate of approximately 9%, which included income tax expense of $7,168 recognized by the Company in the fourth quarter of 2022 related to the revaluation of Switzerland deferred tax assets. The Company recorded income tax expense of $124,596 in the year ended December 25, 2021.

The Company’s statutory federal and cantonal income tax rate in Switzerland, the Company's place of incorporation, was approximately 14% in fiscal years 2023, 2022, and 2021. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2023 as presented above, the amounts related to tax at the statutory rate would be approximately $86,000 lower, or $166,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $38,000. For 2022, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $147,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $33,000. For 2021, the amounts related to tax at the statutory rate would be approximately $84,000 lower, or $169,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $28,000. All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $1,406,916, $1,287,794, and $1,227,666, for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

Income taxes of $42,015, $45,459, and $50,127 at December 30, 2023, December 31, 2022, and December 25, 2021, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Capitalized research & development expenses	$385,916	$231,429
Intangible assets	321,500	156,702
Tax credit carryforwards	33,527	19,950
Operating leases	27,987	30,310
Tax basis in excess of book basis for investments	18,939	27,227
Deferred revenue	17,815	18,327
Net operating losses	16,066	4,955
Accrued paid time off	15,591	14,986
Product warranty accruals	12,631	12,111
Stock-based compensation	10,880	8,667
Other	25,231	18,259
Valuation allowance related to loss carryforward and tax credits	(12,870)	(17,077)
	$873,213	$525,846
Deferred tax liabilities:
Withholding tax	107,352	108,692
Property and equipment	68,557	40,526
Operating leases	27,432	29,756
Book basis in excess of tax basis for acquired entities	18,596	21,970
Prepaid and perpetual license assets	10,051	11,798
Other	1,272	1,998
	$233,260	$214,740
Net deferred tax assets	$639,953	$311,106

Deferred taxes related to intangible assets increased by $164,798 as of December 30, 2023 as compared to December 31, 2022, primarily related to the revaluation of Switzerland deferred tax assets recognized in the fourth quarter of 2023. Deferred tax assets related to capitalized research and development expenses increased by $154,487 as of December 30, 2023 as compared to December 31, 2022, primarily related to the 2017 United States Tax Cuts and Jobs Act, which included provisions that became effective during 2022 tax year that require the Company to capitalize certain research and development costs and amortize those capitalized costs on its U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred.

At December 30, 2023, the Company had $33,527 of tax credit carryover compared to $19,950 at December 31, 2022. At December 30, 2023, the Company had a deferred tax asset of $16,066 related to the future tax benefit of net operating loss (NOL) carryforwards of $55,524. Included in the NOL carryforwards is $8,319 that relates to various jurisdictions and expires in periods ranging from 2025 through 2037 and $47,205 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that management does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 30, 2023 was $13,571. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 30, 2023, December 31, 2022, and December 25, 2021 is as follows:

	December 30, 2023	December 31, 2022	December 25, 2021
Balance beginning of year	$30,795	$65,216	$84,985
Additions based on tax positions related to prior years	—	—	—
Reductions based on tax positions related to prior years	(3,450)	(6,363)	(4,727)
Additions based on tax positions related to current period	450	2,368	4,272
Reductions related to settlements with tax authorities	—	(15,476)	—
Expiration of statute of limitations	(14,224)	(14,950)	(19,314)
Balance at end of year	$13,571	$30,795	$65,216

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balance of net unrecognized benefits of $12,824, $29,159, and $54,443 are classified as noncurrent at December 30, 2023, December 31, 2022, and December 25, 2021, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 30, 2023, December 31, 2022, and December 25, 2021, the Company had accrued approximately $2,127, $2,751, and $4,255, respectively, for interest. The interest component of the reserve decreased income tax expense for the years ending December 30, 2023, December 31, 2022, and December 25, 2021 by $624, $1,474, and $1,441, respectively. The Company did not have significant amounts accrued for penalties for the years ending December 30, 2023, December 31, 2022, and December 25, 2021.

The Company files income tax returns in Switzerland, Taiwan, United Kingdom, U.S. federal jurisdiction, as well as various states, local, and other foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2019, 2018, 2021, and 2020, respectively.

The Company recognized a reduction of income tax expense, inclusive of interest and net of deferrals, of $11,473, $12,749, and $22,221 in fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $3,000 to $7,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

6. Leases

The following table represents lease costs recognized in the Company’s consolidated statements of income for the 52-weeks ended December 30, 2023. Lease costs are included in selling, general and administrative expense and research and development expense on the Company’s consolidated statements of income.

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Operating lease cost (1)	$47,331	$40,679

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

The following table represents the components of leases that are recognized on the Company’s consolidated balance sheets as of December 30, 2023 and December 31, 2022.

	December 30, 2023	December 31, 2022
Operating lease right-of-use assets	$143,724	$138,040

Other accrued expenses	$27,776	$25,149
Noncurrent operating lease liabilities	113,035	114,541
Total lease liabilities	$140,811	$139,690

Weighted average remaining lease term	6.6 years	7.3 years
Weighted average discount rate	3.8%	3.3%

The following table represents the maturity of lease liabilities.

Year	Amount
2024	$34,693
2025	28,830
2026	21,772
2027	17,167
2028	15,513
Thereafter	45,301
Total	163,276
Less: imputed interest	(22,465)
Present value of lease liabilities	140,811

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$34,602	$28,714
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,520	$68,188

(1) Included in net cash provided by operating activities on the Company's statements of cash flows

7. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of December 30, 2023 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $274,000.

Certain cash balances are held as collateral in relation to bank guarantees. The total amount of restricted cash was $704 and $718 on December 30, 2023 and December 31, 2022, respectively.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 30, 2023. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

The Company's shareholders approved the following dividends:

Declaration Date	Dividend Date	Record Date	Dividend Per Share	Payment Amount
Fiscal 2023
June 9, 2023	June 30, 2023	June 20, 2023	$0.73	$139,595
June 9, 2023	September 29, 2023	September 15, 2023	$0.73	$139,724
June 9, 2023	December 29, 2023	December 15, 2023	$0.73	$139,603
June 9, 2023	March 29, 2024	March 15, 2024	$0.73	$139,997
Total			$2.92	$558,919

Fiscal 2022
June 10, 2022	June 30, 2022	June 20, 2022	$0.73	$140,825
June 10, 2022	September 30, 2022	September 15, 2022	$0.73	$140,413
June 10, 2022	December 30, 2022	December 15, 2022	$0.73	$139,610
June 10, 2022	March 31, 2023	March 15, 2023	$0.73	$139,847
Total			$2.92	$560,695

Fiscal 2021
June 4, 2021	June 30, 2021	June 15, 2021	$0.67	$128,741
June 4, 2021	September 30, 2021	September 15, 2021	$0.67	$128,856
June 4, 2021	December 31, 2021	December 15, 2021	$0.67	$128,856
June 4, 2021	March 31, 2022	March 15, 2022	$0.67	$129,394
Total			$2.68	$515,846

The estimated payment amount for the dividend scheduled to be paid on March 29, 2024 was included in dividend payable on the Company’s consolidated balance sheets as of December 30, 2023. Approximately $61,129 of retained earnings was indefinitely restricted from distribution to shareholders pursuant to the laws of Taiwan as of December 30, 2023 and December 31, 2022.

Share Repurchase Program

On April 22, 2022, the Board of Directors approved a share repurchase program (the “2022 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. As of December 30, 2023, the Company had repurchased 3,176,453 shares for $300,000, leaving $0 available to repurchase additional shares under the 2022 Program when the share repurchase authorization expired on December 29, 2023. Cash paid for purchases of the Company’s shares during fiscal 2023 was $98,988.

On February 16, 2024, the Board of Directors approved a share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 26, 2026.

Share Capital

In the second quarter of 2023, the share capital currency of the Company was changed from the Swiss Franc (CHF) to the U.S. Dollar (USD), as approved by shareholders at the Company’s 2023 Annual General Meeting. This aligns the share capital currency with the financial statement presentation currency of the Company. The Company’s nominal par value per share of CHF 0.10 was slightly reduced to USD $0.10, the impact of which is reflected in share capital, captioned as common shares on the Company’s consolidated balance sheets. Total stockholders’ equity reported for the Company was not affected by this change. The Company's common shares had a par value of USD $0.10 and CHF 0.10 per share as of December 30, 2023 and December 31, 2022, respectively.

Treasury Shares

In June 2023, the Company's shareholders approved the cancellation of 2,196,990 shares previously purchased under its share repurchase program. The capital reduction by cancellation of these shares became effective in June 2023. Total stockholders’ equity reported for the Company was not affected.

9. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the year ended December 30, 2023:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(25,981)	$(88,552)	$(114,533)
Other comprehensive income (loss) before reclassification, net of income tax expense of $11,046	14,473	34,398	48,871
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $14 included in income tax provision	—	48	48
Net current-period other comprehensive income (loss)	14,473	34,446	48,919
Balance - end of period	$(11,508)	$(54,106)	$(65,614)

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the shareholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were made available for issuance. In June 2023, the shareholders approved an increase to the number of shares authorized to 150,000. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2023, 2022, and 2021, there were 6,004, 6,008, and 4,180 RSUs granted under this plan, respectively. At December 30, 2023, approximately 33,400 shares were available for future issuance under the 2011 Directors Plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were made available for issuance. In 2013, the shareholders approved an increase of an additional 3,000,000 shares to the 2005 Plan, making the total shares authorized under the plan 13,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2023, 2022, and 2021, there were 1,047,934, 1,185,707, and 866,614 RSUs granted under the 2005 Plan, respectively. No stock options or SARs were granted under the 2005 Plan in 2023, 2022, or 2021. At December 30, 2023, approximately 1,171,977 shares were available for future issuance under the 2005 Plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, restricted shares and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were made available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2023, 2022, or 2021. In February 2023, the Board of Directors approved the termination of the 2000 Plan, which was effective immediately.

Stock Compensation Activity

A summary of the Company’s stock compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 is provided below:

Stock Options and SARs
	Weighted-Average Exercise Price	Number of Shares
(In Thousands)
Outstanding at December 26, 2020	$52.44	13
Granted		—
Exercised	$52.44	(13)
Forfeited/Expired		—
Outstanding at December 25, 2021		—
Granted		—
Exercised		—
Forfeited/Expired		—
Outstanding at December 31, 2022		—
Granted		—
Exercised		—
Forfeited/Expired		—
Outstanding at December 30, 2023		—

Exercisable at December 30, 2023		—
Expected to vest after December 30, 2023		—

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 26, 2020	$86.98	1,582
Granted	$116.40	871
Released/Vested	$80.12	(884)
Cancelled	$95.79	(56)
Outstanding at December 25, 2021	$107.60	1,513
Granted	$98.39	1,192
Released/Vested	$102.80	(805)
Cancelled	$111.12	(63)
Outstanding at December 31, 2022	$103.61	1,837
Granted	$105.47	1,054
Released/Vested	$103.61	(749)
Cancelled	$106.09	(456)
Outstanding at December 30, 2023	$104.10	1,686

The weighted-average remaining contract life of restricted stock units at December 30, 2023 was 1.36 years.

The total fair value of awards vested during 2023, 2022, and 2021, was $77,626, $82,734, and $70,796, respectively. The aggregate intrinsic values of options and SARs exercised during 2023, 2022, and 2021 were $0, $0, and $1,040, respectively. The aggregate intrinsic value of RSUs outstanding at December 30, 2023 was $216,667. The aggregate intrinsic values of RSUs released during 2023, 2022, and 2021 were $96,301, $74,278, and $118,825, respectively. Aggregate intrinsic value of options and SARs represents the applicable number of awards multiplied by the positive difference between the exercise price and the Company’s closing share price on the last trading day of the relevant fiscal period. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing share price on the last trading day of the relevant fiscal period. The Company’s closing share price was $128.54 on December 30, 2023 (based on the closing share price on December 29, 2023). As of December 30, 2023, there was $133,648 of total unrecognized compensation cost related to unvested stock-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 10,000,000 common shares have been reserved for the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the Company's shares on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2023, 2022, and 2021, there were 524,774, 687,370, and 385,211 shares purchased under the plan for a total purchase price of $43,905, $62,154, and $34,936, respectively. During 2023, 2022, and 2021, the purchases were issued from treasury shares. At December 30, 2023, approximately 2,262,760 shares were available for future issuance under the ESPP.

Savings Plans

Certain subsidiaries of the Company sponsor various defined contribution employee retirement plans. GII and the Company’s other U.S.-based subsidiaries sponsor a plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 30, 2023, December 31, 2022, and December 25, 2021, expense related to this and other defined contribution plans of $84,609, $80,435, and $71,262, respectively, was recorded within the Company’s consolidated statements of income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions, and associated expense of such plans for the years ended December 30, 2023, December 31, 2022, and December 25, 2021 were not material.

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM. These operating segments represent the Company's reportable segments.

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

As indicated in Note 1 of the Notes to Consolidated Financial Statements, the Company announced an organization realignment in January 2023, which combined the consumer auto operating segment with the outdoor operating segment. As a result, the Company’s operating segments, which also represent its reportable segments, are fitness, outdoor, aviation, marine, and auto OEM. Results for the 53-week and 52-week periods ended December 31, 2022 and December 25, 2021, respectively, have been recast below to conform with the current period presentation.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
52-Weeks Ended December 30, 2023
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224	$5,228,252
Gross profit	716,906	1,072,861	625,988	491,261	97,939	3,004,955
Operating income (loss)	232,201	515,254	226,400	179,429	(61,124)	1,092,160

53-Weeks Ended December 31, 2022
Net sales	$1,109,419	$1,770,275	$792,799	$903,983	$283,810	$4,860,286
Gross profit	552,417	1,099,408	573,063	491,457	90,430	2,806,775
Operating income (loss)	104,738	573,281	213,186	215,304	(78,664)	1,027,845

53-Weeks Ended December 25, 2021
Net sales	$1,533,788	$1,606,664	$712,468	$875,151	$254,724	$4,982,795
Gross profit	813,325	988,662	519,821	495,310	73,341	2,890,459
Operating income (loss)	359,201	524,469	193,188	249,781	(108,019)	1,218,620

Net sales, property and equipment, and net assets by geographic area are as shown below for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 30, 2023
Net sales to external customers (1)	$2,614,358	$1,775,965	$837,929	$5,228,252
Property and equipment, net	736,218	141,388	346,491	1,224,097
Net assets (2)	4,377,450	1,297,580	1,339,275	7,014,305

December 31, 2022
Net sales to external customers (1)	$2,429,029	$1,633,640	$797,617	$4,860,286
Property and equipment, net	676,855	121,920	348,230	1,147,005
Net assets (2)	3,717,198	1,210,461	1,276,681	6,204,340

December 25, 2021
Net sales to external customers (1)	$2,349,514	$1,858,908	$774,373	$4,982,795
Property and equipment, net	576,481	120,004	370,993	1,067,478
Net assets (2)	3,745,120	1,227,928	1,141,111	6,114,159

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such date.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 30, 2023.

We acquired JL Audio on September 19, 2023, and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded it from our assessment of the effectiveness of internal control over financial reporting as of December 30, 2023. Net sales and total assets (excluding the operating lease right-of-use assets, net identifiable intangible assets, and goodwill) of JL Audio represent 0.8% and 1.1%, respectively, of the related consolidated financial statement amounts for the year ended and as of December 30, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Garmin Ltd. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JL Audio, which was acquired on September 19, 2023 and is included in the 2023 consolidated financial statements of the Company and constituted 1.1% of total assets (excluding the operating lease right-of-use assets, net identifiable intangible assets, and goodwill), as of December 30, 2023 and 0.8% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of JL Audio.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Garmin Ltd and Subsidiaries as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

February 21, 2024

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the 13-week period ended December 30, 2023, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On November 7, 2023, Douglas Boessen, Chief Financial Officer and Treasurer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 7,617 shares of our common shares, subject to certain conditions. The first trade date will not occur until February 27, 2024 at the earliest, and the plan's maximum duration is until February 20, 2025.
•
On December 1, 2023, a trust, of which Jonathan Burrell, a Director of the Company, is a co-trustee, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 150,000 shares of our common shares, subject to certain conditions. The first trade date will not occur until February 29, 2024 at the earliest, and the plan's maximum duration is until December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 7, 2024 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 30, 2023.

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

(c)
Delinquent Section 16(a) Reports

The information set forth in response to Item 405 of Regulation S-K under the heading “Delinquent Section 16(a) Reports” in the Proxy Statement, if applicable, is hereby incorporated herein by reference in partial response to this Item 10.

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

(e)
Code of Ethics

Garmin’s Board of Directors has adopted the Code of Conduct of Garmin Ltd. and Subsidiaries (the “Code”). The Code is applicable to all Garmin directors, employees, and officers, including the principal executive officer, and the principal financial and accounting officer. A copy of the Code is available on Garmin’s website at: www.garmin.com/codeofconduct. If any amendments to the Code are made, or any waivers with respect to the Code are granted to any Garmin directors or executive officers, such amendments or waivers will be disclosed on Garmin’s website at: www.garmin.com/investors/governance.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(5) of Regulation S-K under the heading “Executive Compensation Matters” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in response to Item 403 of Regulation S-K under the heading “Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 12.

Equity Compensation Plan Information

The following table gives information as of December 30, 2023 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,685,597	N/A	3,468,137
Equity compensation plans not approved by shareholders	—	N/A	—
Total	1,685,597	N/A	3,468,137

Table consists of the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 9, 2023, the Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023, and the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on June 9, 2023. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the headings “Proposal 5 – Re-election of five directors and election of one new director” and “Compensation Committee Interlocks and Insider Participation; Certain Relationships” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the heading “Proposal 5 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

Item 14. Principal Accountant Fees and Services

The information set forth under the headings “Audit Matters -- Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The consolidated financial statements and related notes, together with the reports of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Association of Garmin Ltd., as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 12, 2023).

3.2

Organizational Regulations of Garmin Ltd., as amended on October 25, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No.1 to Current Report on Form 8-K/A filed on November 21, 2019).

4.1‡	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2023).

10.2*	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on June 7, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.3*

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 12, 2023).

10.4*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.5*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).

10.6*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

10.7*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.8*

Form of Director and Officer Indemnification Agreement entered into between Garmin Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

10.9*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.10*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.11*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.12*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.13*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.14*‡

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers.

10.15*‡

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers.

10.16*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

21.1‡	List of subsidiaries

23.1‡	Consent of Ernst & Young LLP

24.1‡	Power of Attorney (included in signature page)

31.1‡	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1‡	Garmin Ltd. Incentive Compensation Recovery Policy

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

‡ Filed herewith.

† Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 21, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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