Form 10-Q
period 2024-03-30
GARMIN LTD
filed 2024-05-01
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of April 26, 2024

Registered Shares, $0.10 par value: 192,077,718 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 30, 2024

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Net sales	$1,381,649	$1,147,424
Cost of goods sold	579,510	494,630
Gross profit	802,139	652,794

Research and development expense	242,535	221,485
Selling, general and administrative expenses	261,194	234,327
Total operating expense	503,729	455,812

Operating income	298,410	196,982
Other income (expense):
Interest income	25,027	15,899
Foreign currency gains	2,282	7,688
Other income	1,321	1,203
Total other income (expense)	28,630	24,790

Income before income taxes	327,040	221,772
Income tax provision	51,079	19,445
Net income	$275,961	$202,327

Net income per share:
Basic	$1.44	$1.06
Diluted	$1.43	$1.05

Weighted average common shares outstanding:
Basic	191,890	191,498
Diluted	192,698	191,886

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Net income	$275,961	$202,327
Foreign currency translation adjustment	(59,055)	16,891
Change in fair value of available-for-sale marketable securities, net of deferred taxes	2,613	11,076
Comprehensive income	$219,519	$230,294

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,921,782	$1,693,452
Marketable securities	274,579	274,618
Accounts receivable, net	694,690	815,243
Inventories	1,302,230	1,345,955
Deferred costs	18,329	16,316
Prepaid expenses and other current assets	305,674	318,556
Total current assets	4,517,284	4,464,140

Property and equipment, net of accumulated depreciation of $1,048,936 and $1,030,588	1,206,401	1,224,097
Operating lease right-of-use assets	136,285	143,724
Noncurrent marketable securities	1,133,958	1,125,191
Deferred income tax assets	763,083	754,635
Noncurrent deferred costs	10,480	11,057
Goodwill	601,618	608,474
Other intangible assets, net	176,647	186,601
Other noncurrent assets	88,124	85,650
Total assets	$8,633,880	$8,603,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$243,087	$253,790
Salaries and benefits payable	192,832	190,014
Accrued warranty costs	55,219	55,738
Accrued sales program costs	77,592	98,610
Other accrued expenses	191,474	245,874
Deferred revenue	100,740	101,189
Income taxes payable	256,442	225,475
Dividend payable	—	139,997
Total current liabilities	1,117,386	1,310,687

Deferred income tax liabilities	113,932	114,682
Noncurrent income taxes payable	16,128	16,521
Noncurrent deferred revenue	33,928	36,148
Noncurrent operating lease liabilities	105,859	113,035
Other noncurrent liabilities	550	436

Stockholders’ equity:
Common shares (194,901 and 195,880 shares authorized and issued; 192,079 and 191,777 shares outstanding)	19,490	19,588
Additional paid-in capital	2,135,384	2,125,467
Treasury shares (2,822 and 4,103 shares)	(226,921)	(330,909)
Retained earnings	5,440,200	5,263,528
Accumulated other comprehensive income (loss)	(122,056)	(65,614)
Total stockholders’ equity	7,246,097	7,012,060
Total liabilities and stockholders’ equity	$8,633,880	$8,603,569

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Operating Activities:
Net income	$275,961	$202,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,892	31,952
Amortization	10,933	11,463
Gain on sale or disposal of property and equipment	(12)	(129)
Unrealized foreign currency losses (gains)	2,974	(867)
Deferred income taxes	(9,611)	(15,713)
Stock compensation expense	30,719	20,732
Realized loss on marketable securities	—	20
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	108,453	46,873
Inventories	16,545	43,712
Other current and noncurrent assets	2,117	4,780
Accounts payable	(1,281)	(4,202)
Other current and noncurrent liabilities	(64,699)	(67,405)
Deferred revenue	(2,549)	(1,876)
Deferred costs	(1,451)	622
Income taxes	33,314	6,921
Net cash provided by operating activities	435,305	279,210

Investing activities:
Purchases of property and equipment	(33,168)	(46,814)
Purchase of marketable securities	(85,626)	(18,684)
Redemption of marketable securities	77,131	57,789
Net cash from (payments for) acquisitions	5,011	—
Other investing activities, net	(223)	(190)
Net cash used in investing activities	(36,875)	(7,899)

Financing activities:
Dividends	(140,212)	(139,847)
Purchase of treasury shares related to equity awards	(15,987)	(9,169)
Purchase of treasury shares under share repurchase plan	—	(43,273)
Net cash used in financing activities	(156,199)	(192,289)

Effect of exchange rate changes on cash and cash equivalents	(13,913)	3,387

Net increase in cash, cash equivalents, and restricted cash	228,318	82,409
Cash, cash equivalents, and restricted cash at beginning of period	1,694,156	1,279,912
Cash, cash equivalents, and restricted cash at end of period	$1,922,474	$1,362,321

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended March 30, 2024 and April 1, 2023

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	202,327	—	202,327
Translation adjustment	—	—	—	—	16,891	16,891
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,613	—	—	—	—	11,076	11,076
Comprehensive income						230,294
Dividends	—	—	—	(114)	—	(114)
Issuance of treasury shares related to equity awards	—	(14,865)	14,865	—	—	—
Stock compensation	—	20,732	—	—	—	20,732
Purchase of treasury shares related to equity awards	—	—	(9,169)	—	—	(9,169)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(41,079)	—	—	(41,079)
Balance at April 1, 2023	$17,979	$2,048,339	$(510,478)	$4,935,730	$(86,566)	$6,405,004

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	275,961	—	275,961
Translation adjustment	—	—	—	—	(59,055)	(59,055)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $812	—	—	—	—	2,613	2,613
Comprehensive income						219,519
Dividends	—	—	—	(214)	—	(214)
Issuance of treasury shares related to equity awards	—	(20,802)	20,802	—	—	—
Stock compensation	—	30,719	—	—	—	30,719
Purchase of treasury shares related to equity awards	—	—	(15,987)	—	—	(15,987)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—		—	—	—
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Balance at March 30, 2024	$19,490	$2,135,384	$(226,921)	$5,440,200	$(122,056)	$7,246,097

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 30, 2024

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Garmin Ltd. and its wholly-owned subsidiaries (collectively, we, our, us, the Company or Garmin). Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet at December 30, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, the condensed consolidated financial statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week period ended March 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 28, 2024.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 30, 2024 and April 1, 2023 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

In the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's condensed consolidated statements of income, which management believes to be a more meaningful presentation. As a result, the Company’s condensed consolidated statements of income have been recast for the 13-week period ended April 1, 2023 to conform with the current period presentation. This change had no effect on the Company’s consolidated operating or net income.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no material changes to the Company’s significant accounting policies during the 13-week period ended March 30, 2024.

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

2. Revenue

In order to further depict how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors, we disaggregate revenue (“net sales”) by geographic region, major product category, and pattern of recognition.

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

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Point in time	$1,306,447	$1,081,068
Over time	75,202	66,356
Net sales	$1,381,649	$1,147,424

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 13-week period ended March 30, 2024 are presented below:

	13-Weeks Ended March 30, 2024
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$137,337	$27,373
Deferrals in period	72,533	13,474
Recognition of deferrals in period	(75,202)	(12,038)
Balance, end of period	$134,668	$28,809

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $75,202 of deferred revenue recognized in the 13-week period ended March 30, 2024, approximately $39,000 was deferred as of the beginning of the period. Of the $134,668 of deferred revenue as of March 30, 2024, the Company expects to recognize approximately 85% percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Numerator:
Numerator for basic and diluted net income per share – net income	$275,961	$202,327

Denominator:
Denominator for basic net income per share – weighted-average common shares	191,890	191,498

Effect of dilutive equity awards	808	388

Denominator for diluted net income per share – adjusted weighted-average common shares	192,698	191,886

Basic net income per share	$1.44	$1.06

Diluted net income per share	$1.43	$1.05

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	—	218

4. Marketable Securities

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 30, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$3,446	$—	$—	$3,446
Agency securities	Level 2	20,695	21	(598)	20,118
Mortgage-backed securities	Level 2	37,510	—	(4,516)	32,994
Corporate debt securities	Level 2	1,111,977	732	(43,402)	1,069,307
Municipal securities	Level 2	296,722	49	(17,069)	279,702
Other	Level 2	3,193	—	(223)	2,970
Total		$1,473,543	$802	$(65,808)	$1,408,537

	Available-For-Sale Securities as of December 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,971	$1	$—	$2,972
Agency securities	Level 2	23,692	32	(585)	23,139
Mortgage-backed securities	Level 2	38,743	—	(4,731)	34,012
Corporate debt securities	Level 2	1,104,834	1,680	(46,073)	1,060,441
Municipal securities	Level 2	294,240	98	(18,430)	275,908
Other	Level 2	3,760	—	(423)	3,337
Total		$1,468,240	$1,811	$(70,242)	$1,399,809

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

Accrued interest receivable, which totaled $11,852 as of March 30, 2024, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 13-week period ended March 30, 2024.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 95% of securities in the Company’s portfolio were at an unrealized loss position as of March 30, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 30, 2024 and December 30, 2023.

	As of March 30, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	(38)	7,919	(560)	6,440	(598)	14,359
Mortgage-backed securities	—	—	(4,516)	32,994	(4,516)	32,994
Corporate debt securities	(1,634)	153,897	(41,768)	835,475	(43,402)	989,372
Municipal securities	(47)	10,640	(17,022)	260,669	(17,069)	271,309
Other	—	—	(223)	2,970	(223)	2,970
Total	$(1,719)	$172,456	$(64,089)	$1,138,548	$(65,808)	$1,311,004

	As of December 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	(31)	10,923	(554)	6,446	(585)	17,369
Mortgage-backed securities	—	—	(4,731)	34,012	(4,731)	34,012
Corporate debt securities	(702)	64,637	(45,371)	889,785	(46,073)	954,422
Municipal securities	(32)	2,654	(18,398)	261,651	(18,430)	264,305
Other	—	—	(423)	3,337	(423)	3,337
Total	$(765)	$78,214	$(69,477)	$1,195,231	$(70,242)	$1,273,445

As of March 30, 2024 and December 30, 2023, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at March 30, 2024, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$279,010	$274,579
Due after one year through five years	1,173,293	1,115,240
Due after five years through ten years	13,661	12,512
Due after ten years	7,579	6,206
Total	$1,473,543	$1,408,537

5. Income Taxes

The Company recorded income tax expense of $51,079 in the 13-week period ended March 30, 2024, compared to income tax expense of $19,445 in the 13-week period ended April 1, 2023. The effective tax rate was 15.6% in the first quarter of 2024, compared to 8.8% in the first quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

6. Inventories

The components of inventories consist of the following:

	March 30, 2024	December 30, 2023
Raw materials	$488,357	$493,493
Work-in-process	174,085	160,919
Finished goods	639,788	691,543
Inventories	$1,302,230	$1,345,955

7. Warranty Reserves

The Company accrues for estimated future warranty costs at the time products are sold. The Company’s standard warranty obligation to retail partners generally provides for a right of return of any product for a full refund in the event that such product is not merchantable, is damaged, or is defective. The Company’s standard warranty obligation to its end-users provides for a period of one to two years from the date of shipment, while certain aviation, marine, and auto OEM products have a warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, with most claims resolved within a year of the sale. The following reconciliation presents details of the changes in the Company's accrued warranty costs:

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Balance - beginning of period	$55,738	$50,952
Accrual for products sold (1)	18,362	22,381
Expenditures	(18,881)	(20,658)
Balance - end of period	$55,219	$52,675

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of March 30, 2024 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $301,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $692 and $704 on March 30, 2024 and December 30, 2023, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 30, 2024. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 30, 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

9. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. Approved dividends are payable in four equal installments on dates to be determined by the Board of Directors. A reduction of retained earnings and a corresponding liability are recorded at the time of shareholders' approval and are periodically adjusted based on the number of applicable shares outstanding.

The Company's shareholders approved the following dividends:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share
Fiscal 2023
June 9, 2023	June 30, 2023	June 20, 2023	$0.73
June 9, 2023	September 29, 2023	September 15, 2023	$0.73
June 9, 2023	December 29, 2023	December 15, 2023	$0.73
June 9, 2023	March 29, 2024	March 15, 2024	$0.73
Total			$2.92

Fiscal 2022
June 10, 2022	June 30, 2022	June 20, 2022	$0.73
June 10, 2022	September 30, 2022	September 15, 2022	$0.73
June 10, 2022	December 30, 2022	December 15, 2022	$0.73
June 10, 2022	March 31, 2023	March 15, 2023	$0.73
Total			$2.92

Share Repurchase Programs

On April 22, 2022, the Board of Directors approved a share repurchase program (the “2022 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. As of December 30, 2023, the Company had repurchased 3,176 shares for $300,000, leaving $0 available to repurchase additional shares under the 2022 Program when the share repurchase authorization expired on December 29, 2023.

On February 16, 2024, the Board of Directors approved a new share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 26, 2026. As of March 30, 2024, the Company had repurchased no shares, leaving $300,000 available to repurchase shares under the 2024 Program.

Treasury Shares

In March 2024, the Board of Directors authorized the cancellation of 979 shares previously purchased under our share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week period ended March 30, 2024:

	13-Weeks Ended March 30, 2024
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(11,508)	$(54,106)	$(65,614)
Other comprehensive income (loss) before reclassification, net of income tax expense of $812	(59,055)	2,613	(56,442)
Amounts reclassified from accumulated other comprehensive income (loss) to other income	—	—	—
Net current-period other comprehensive income (loss)	(59,055)	2,613	(56,442)
Balance - end of period	$(70,563)	$(51,493)	$(122,056)

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM. These operating segments represent the Company's reportable segments.

The Company’s Chief Executive Officer, who has been identified as the Company’s Chief Operating Decision Maker (CODM), primarily uses operating income as the measure of profit or loss to assess segment performance and allocate resources. Operating income represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated.

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended March 30, 2024
Net sales	$342,892	$366,193	$216,855	$326,736	$128,973	$1,381,649
Gross profit	194,802	242,739	162,626	179,252	22,720	802,139
Operating income (loss)	68,133	106,950	52,134	87,692	(16,499)	298,410

13-Weeks Ended April 1, 2023
Net sales	$244,721	$328,662	$213,582	$278,975	$81,484	$1,147,424
Gross profit	120,910	204,948	154,454	149,631	22,851	652,794
Operating income (loss)	10,578	76,743	57,695	71,908	(19,942)	196,982

Net sales to external customers by geographic region were as follows for the 13-week period ended March 30, 2024 and April 1, 2023. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa:

	13-Weeks Ended
	March 30, 2024	April 1, 2023
Americas	$716,116	$611,704
EMEA	463,384	355,853
APAC	202,149	179,867
Net sales to external customers	$1,381,649	$1,147,424

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such words as "future", "expects", "anticipates", "believes", “estimates”, “would”, “could”, “can”, “may,” or other similar words or other comparable terms. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. These forward-looking statements are made as of the date hereof, and the Company disclaims any obligation to update any forward-looking statements in this Quarterly Report to reflect future events or developments, except as required by law.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. Unless the context otherwise requires, references in this document to "we", "us", "our", the "Company" and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, amounts set forth in the discussion below are in thousands.

Company Overview

The Company is a leading worldwide provider of wireless devices, many of which feature Global Positioning System (GPS) navigation, and applications that are designed for people who live an active lifestyle. We are organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM. Our products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, and original equipment manufacturers (OEMs). We also sell our products and services directly through our online webshop (garmin.com), subscriptions for connected services, and our own retail stores.

Results of Operations

As indicated in Note 1 to the Condensed Consolidated Financial Statements, in the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's condensed consolidated statements of income, which management believes to be a more meaningful presentation.

This change in presentation had no effect on the Company's consolidated operating or net income. The amounts presented below for selling, general and administrative expenses for the 13-week period ended April 1, 2023 have been recast to conform with the current period presentation.

Comparison of 13-Weeks Ended March 30, 2024 and April 1, 2023

Net Sales

Net Sales	13-Weeks Ended March 30, 2024	Year-over-Year Change	13-Weeks Ended April 1, 2023
Fitness	$342,892	40%	$244,721
Percentage of Total Net Sales	25%		21%
Outdoor	366,193	11%	328,662
Percentage of Total Net Sales	26%		29%
Aviation	216,855	2%	213,582
Percentage of Total Net Sales	16%		19%
Marine	326,736	17%	278,975
Percentage of Total Net Sales	24%		24%
Auto OEM	128,973	58%	81,484
Percentage of Total Net Sales	9%		7%
Total	$1,381,649	20%	$1,147,424

Net sales increased 20% for the 13-week period ended March 30, 2024 when compared to the year-ago quarter. Total unit sales in the first quarter of 2024 increased to 3,890 when compared to total unit sales of 3,210 in the first quarter of 2023, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 26% in the first quarter of 2024 compared to 29% in the first quarter of 2023.

The increase in fitness revenue was driven by sales growth across all categories, led by strong demand for advanced wearables. Outdoor revenue increased primarily due to growth in wearable products. Aviation revenue increased due to growth in OEM product categories. The increase in marine revenue was primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to increased shipments of domain controllers.

Gross Profit

Gross Profit	13-Weeks Ended March 30, 2024	Year-over-Year Change	13-Weeks Ended April 1, 2023
Fitness	$194,802	61%	$120,910
Percentage of Segment Net Sales	57%		49%
Outdoor	242,739	18%	204,948
Percentage of Segment Net Sales	66%		62%
Aviation	162,626	5%	154,454
Percentage of Segment Net Sales	75%		72%
Marine	179,252	20%	149,631
Percentage of Segment Net Sales	55%		54%
Auto OEM	22,720	(1%)	22,851
Percentage of Segment Net Sales	18%		28%
Total	$802,139	23%	$652,794
Percentage of Total Net Sales	58%		57%

Gross profit dollars in the first quarter of 2024 increased 23%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin increased 120 basis points when compared to the year-ago quarter primarily due to favorable product mix within certain segments, partially offset by unfavorable segment mix.

The fitness, outdoor, and marine gross margin increases of 740 basis points, 390 basis points, and 120 basis points respectively, were primarily attributable to favorable product mix within those segments. The aviation gross margin increase of 270 basis points was primarily attributable to lower warranty costs. The auto OEM gross margin decrease of 1,040 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended March 30, 2024	Year-over-Year Change	13-Weeks Ended April 1, 2023
Research and development expense	242,535	10%	221,485
Percentage of Total Net Sales	18%		19%
Selling, general and administrative expenses	261,194	11%	234,327
Percentage of Total Net Sales	19%		20%
Total	$503,729	11%	$455,812
Percentage of Total Net Sales	36%		40%

Total operating expense in the first quarter of 2024 increased 11% in absolute dollars and decreased 330 basis points as a percent of revenue when compared to the year-ago quarter.

Research and development expense increased 10% in absolute dollars and decreased 180 basis points as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expenses increased 11% in absolute dollars and decreased 150 basis points as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily attributable to increased personnel-related expenses, including the impact of the Company's acquisition of JL Audio.

Operating Income

Operating Income (Loss)	13-Weeks Ended March 30, 2024	Year-over-Year Change	13-Weeks Ended April 1, 2023
Fitness	$68,133	544%	$10,578
Percentage of Segment Net Sales	20%		4%
Outdoor	106,950	39%	76,743
Percentage of Segment Net Sales	29%		23%
Aviation	52,134	(10%)	57,695
Percentage of Segment Net Sales	24%		27%
Marine	87,692	22%	71,908
Percentage of Segment Net Sales	27%		26%
Auto OEM	(16,499)	(17%)	(19,942)
Percentage of Segment Net Sales	(13%)		(24%)
Total	$298,410	51%	$196,982
Percentage of Total Net Sales	22%		17%

Total operating income in the first quarter of 2024 increased 51% in absolute dollars and increased 440 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income was driven by the increase in sales, increase in gross margin, and lower operating expenses as a percent of revenue, as described above. The improved performance in fitness, outdoor, marine, and auto OEM was partially offset by a decrease in aviation.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended March 30, 2024	13-Weeks Ended April 1, 2023
Interest income	$25,027	$15,899
Foreign currency gains	2,282	7,688
Other income	1,321	1,203
Total	$28,630	$24,790

The average interest rate return on cash and investments during the first quarter of 2024 was 3.1%, compared to 2.4% during the same quarter of 2023.

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

The $2.3 million currency gain recognized in the first quarter of 2024 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Polish Zloty, Australian Dollar, and Euro within the 13-week period ended March 30, 2024. During this period, the U.S. Dollar strengthened 3.9% against the Taiwan Dollar, resulting in a gain of $21.6 million, while the U.S. Dollar strengthened 1.8% against the Polish Zloty, 4.6% against the Australian Dollar, and 2.2% against the Euro, resulting in losses of $6.8 million, $3.3 million, and $3.0 million, respectively. The remaining net currency loss of $6.2 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $51.1 million in the 13-week period ended March 30, 2024, compared to income tax expense of $19.4 million in the 13-week period ended April 1, 2023. The effective tax rate was 15.6% in the first quarter of 2024, compared to 8.8% in the first quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

Net Income

As a result of the above, net income for the 13-week period ended March 30, 2024 was $276.0 million compared to $202.3 million for the 13-week period ended April 1, 2023, an increase of $73.7 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of March 30, 2024, we had approximately $3.3 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarter of 2024 and 2023 were 3.1% and 2.4%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors. See Note 4 for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $435.3 million for the first quarter of 2024, compared to $279.2 million for the first quarter of 2023. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales, partially offset by increases in cash paid for cost of goods sold and operating expenses in the first quarter of 2024 compared to the first quarter of 2023.

Cash used in investing activities totaled $36.9 million for the first quarter of 2024, compared to $7.9 million for the first quarter of 2023. The increase was primarily due to net purchases of marketable securities in the first quarter of 2024, compared to the net redemptions of marketable securities in the first quarter of 2023, partially offset by a decrease in purchases of property and equipment.

Cash used in financing activities totaled $156.2 million for the first quarter of 2024, compared to $192.3 million for the first quarter of 2023. This decrease was primarily due to lower purchases of treasury shares under the share repurchase plan and partially offset by an increase in the purchase of treasury shares related to equity awards in the first quarter of 2024 compared to the first quarter of 2023.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of March 30, 2024, the Company had fixed lease payment obligations of $155.7 million, with $34.5 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of March 30, 2024, the Company had inventory purchase obligations of $773.5 million, with $623.1 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of March 30, 2024, the Company had other purchase obligations of $396.8 million, with $210.2 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 13-week period ended March 30, 2024 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 30, 2024 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s business, results of operations, financial position or cash flows. For additional information, see Note 8 – Commitments and Contingencies in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 13-week period ended March 30, 2024 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There were no repurchases of our common shares during the three months ended March 30, 2024.

On February 16, 2024, the Board of Directors approved a share repurchase program (the "2024 Program"), authorizing the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. The share repurchase authorization expires on December 26, 2026. As of March 30, 2024 the Company had repurchased no shares, leaving $300 million available to repurchase shares under the 2024 Program. Refer to Note 9 of the Condensed Consolidated Financial Statements for additional information related to share repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended March 30, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On March 1, 2024, Clifton Pemble, President and Chief Executive Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to (i) 15,931 shares of our common shares, and (ii) 100% of the net shares (net of tax withholding) resulting from the vesting of 31,206 gross shares of our common shares relating to equity awards during the plan period, subject to certain conditions. The first trade date will not occur until June 17, 2024 at the earliest, and the plan's maximum duration is until March 1, 2025.
•
On March 5, 2024, Patrick Desbois, Executive Vice President, Operations, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 4,126 shares of our common shares, subject to certain conditions. The first trade date will not occur until June 4, 2024 at the earliest, and the plan's maximum duration is until July 31, 2024.

Item 6. Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 12, 2023).

Exhibit 3.2

Organizational Regulations of Garmin Ltd., as amended on October 25, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Amendment No.1 to Current Report on Form 8-K/A filed on November 21, 2019).

Exhibit 31.1‡	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2‡	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡ Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 1, 2024