Form 10-Q
period 2024-06-29
GARMIN LTD
filed 2024-07-31
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of July 26, 2024

Registered Shares, $0.10 par value: 192,213,829 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 29, 2024

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,506,671	$1,320,795	$2,888,320	$2,468,219
Cost of goods sold	643,780	561,353	1,223,290	1,055,983
Gross profit	862,891	759,442	1,665,030	1,412,236

Research and development expense	243,151	224,394	485,686	445,878
Selling, general and administrative expenses	277,713	250,693	538,907	485,021
Total operating expense	520,864	475,087	1,024,593	930,899

Operating income	342,027	284,355	640,437	481,337
Other income (expense):
Interest income	29,286	18,760	54,313	34,659
Foreign currency (losses) gains	(4,828)	10,797	(2,547)	18,484
Other (expense) income	(513)	2,064	809	3,268
Total other income (expense)	23,945	31,621	52,575	56,411

Income before income taxes	365,972	315,976	693,012	537,748
Income tax provision	65,342	28,037	116,421	47,482
Net income	$300,630	$287,939	$576,591	$490,266

Net income per share:
Basic	$1.57	$1.51	$3.00	$2.56
Diluted	$1.56	$1.50	$2.99	$2.56

Weighted average common shares outstanding:
Basic	192,074	191,293	191,982	191,395
Diluted	192,899	191,597	192,808	191,741

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$300,630	$287,939	$576,591	$490,266
Foreign currency translation adjustment	(20,320)	(25,342)	(79,375)	(8,451)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	4,382	(3,392)	6,995	7,684
Comprehensive income	$284,692	$259,205	$504,211	$489,499

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,937,483	$1,693,452
Marketable securities	288,659	274,618
Accounts receivable, net	808,446	815,243
Inventories	1,319,643	1,345,955
Deferred costs	20,946	16,316
Prepaid expenses and other current assets	322,041	318,556
Total current assets	4,697,218	4,464,140

Property and equipment, net of accumulated depreciation of $1,076,312 and $1,030,588	1,206,020	1,224,097
Operating lease right-of-use assets	130,302	143,724
Noncurrent marketable securities	1,192,190	1,125,191
Deferred income tax assets	777,019	754,635
Noncurrent deferred costs	8,921	11,057
Goodwill	599,606	608,474
Other intangible assets, net	168,392	186,601
Other noncurrent assets	103,654	85,650
Total assets	$8,883,322	$8,603,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$331,938	$253,790
Salaries and benefits payable	172,284	190,014
Accrued warranty costs	58,253	55,738
Accrued sales program costs	90,191	98,610
Other accrued expenses	196,381	245,874
Deferred revenue	105,999	101,189
Income taxes payable	236,708	225,475
Dividend payable	432,569	139,997
Total current liabilities	1,624,323	1,310,687

Deferred income tax liabilities	102,951	114,682
Noncurrent income taxes payable	16,480	16,521
Noncurrent deferred revenue	31,848	36,148
Noncurrent operating lease liabilities	102,167	113,035
Other noncurrent liabilities	571	436

Stockholders’ equity:
Common shares (194,901 and 195,880 shares authorized and issued; 192,251 and 191,777 shares outstanding)	19,490	19,588
Additional paid-in capital	2,183,158	2,125,467
Treasury shares (2,650 and 4,103 shares)	(223,899)	(330,909)
Retained earnings	5,164,227	5,263,528
Accumulated other comprehensive income (loss)	(137,994)	(65,614)
Total stockholders’ equity	7,004,982	7,012,060
Total liabilities and stockholders’ equity	$8,883,322	$8,603,569

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 29, 2024	July 1, 2023
Operating Activities:
Net income	$576,591	$490,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,890	64,816
Amortization	21,047	22,788
Loss (gain) on sale or disposal of property and equipment	128	(124)
Unrealized foreign currency losses (gains)	3,165	(13,054)
Deferred income taxes	(35,778)	(68,859)
Stock compensation expense	65,983	43,397
Realized loss on marketable securities	29	59
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(8,600)	(62,832)
Inventories	(11,368)	111,531
Other current and noncurrent assets	(39,759)	2,769
Accounts payable	92,065	45,206
Other current and noncurrent liabilities	(62,099)	(39,484)
Deferred revenue	667	4,711
Deferred costs	(2,516)	(990)
Income taxes	23,181	(47,288)
Net cash provided by operating activities	690,626	552,912

Investing activities:
Purchases of property and equipment	(70,325)	(99,346)
Purchase of marketable securities	(281,297)	(68,978)
Redemption of marketable securities	203,775	98,885
Net cash from (payments for) acquisitions	5,011	—
Other investing activities, net	(321)	(695)
Net cash used in investing activities	(143,157)	(70,134)

Financing activities:
Dividends	(284,246)	(279,442)
Proceeds from issuance of treasury shares related to equity awards	24,530	21,946
Purchase of treasury shares related to equity awards	(16,264)	(9,397)
Purchase of treasury shares under share repurchase plan	(9,713)	(70,181)
Net cash used in financing activities	(285,693)	(337,074)

Effect of exchange rate changes on cash and cash equivalents	(17,761)	599

Net increase in cash, cash equivalents, and restricted cash	244,015	146,303
Cash, cash equivalents, and restricted cash at beginning of period	1,694,156	1,279,912
Cash, cash equivalents, and restricted cash at end of period	$1,938,171	$1,426,215

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended June 29, 2024 and July 1, 2023

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2023	$17,979	$2,048,339	$(510,478)	$4,935,730	$(86,566)	$6,405,004
Net income	—	—	—	287,939	—	287,939
Translation adjustment	—	—	—	—	(25,342)	(25,342)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $974	—	—	—	—	(3,392)	(3,392)
Comprehensive income						259,205
Dividends	—	—	—	(558,398)	—	(558,398)
Issuance of treasury shares related to equity awards	—	8,383	13,563	—	—	21,946
Stock compensation	—	22,665	—	—	—	22,665
Purchase of treasury shares related to equity awards	—	—	(228)	—	—	(228)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(26,372)	—	—	(26,372)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at July 1, 2023	$19,588	$2,077,540	$(322,688)	$4,464,682	$(115,300)	$6,123,822

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 30, 2024	$19,490	$2,135,384	$(226,921)	$5,440,200	$(122,056)	$7,246,097
Net income	—	—	—	300,630	—	300,630
Translation adjustment	—	—	—	—	(20,320)	(20,320)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $1,385	—	—	—	—	4,382	4,382
Comprehensive income						284,692
Dividends	—	—	—	(576,603)	—	(576,603)
Issuance of treasury shares related to equity awards	—	12,510	12,020	—	—	24,530
Stock compensation	—	35,264	—	—	—	35,264
Purchase of treasury shares related to equity awards	—	—	(277)	—	—	(277)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(8,721)	—	—	(8,721)
Cancellation of treasury shares		—	—	—	—	—
Share capital currency change	—	—	—	—	—	—
Balance at June 29, 2024	$19,490	$2,183,158	$(223,899)	$5,164,227	$(137,994)	$7,004,982

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 26-Weeks Ended June 29, 2024 and July 1, 2023

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	490,266	—	490,266
Translation adjustment	—	—	—	—	(8,451)	(8,451)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $1,642	—	—	—	—	7,684	7,684
Comprehensive income						489,499
Dividends	—	—	—	(558,512)	—	(558,512)
Issuance of treasury shares related to equity awards	—	(6,482)	28,428	—	—	21,946
Stock compensation	—	43,397	—	—	—	43,397
Purchase of treasury shares related to equity awards	—	—	(9,397)	—	—	(9,397)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(67,451)	—	—	(67,451)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at July 1, 2023	$19,588	$2,077,540	$(322,688)	$4,464,682	$(115,300)	$6,123,822

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	576,591	—	576,591
Translation adjustment	—	—	—	—	(79,375)	(79,375)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,196	—	—	—	—	6,995	6,995
Comprehensive income						504,211
Dividends	—	—	—	(576,817)	—	(576,817)
Issuance of treasury shares related to equity awards	—	(8,292)	32,822	—	—	24,530
Stock compensation	—	65,983	—	—	—	65,983
Purchase of treasury shares related to equity awards	—	—	(16,264)	—	—	(16,264)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(8,721)	—	—	(8,721)
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Share capital currency change	—	—	—	—	—	—
Balance at June 29, 2024	$19,490	$2,183,158	$(223,899)	$5,164,227	$(137,994)	$7,004,982

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 29, 2024

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

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week and 26-week periods ended June 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 28, 2024.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 29, 2024 and July 1, 2023 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

In the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's condensed consolidated statements of income, which management believes to be a more meaningful presentation. As a result, the Company’s condensed consolidated statements of income have been recast for the 13-week and 26-week periods ended July 1, 2023 to conform with the current period presentation. This change had no effect on the Company’s consolidated operating or net income.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no material changes to the Company’s significant accounting policies during the 26-week period ended June 29, 2024.

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

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not believe that the updated standard will have a material impact on its financial statement disclosures.

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

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Point in time	$1,428,175	$1,251,214	$2,734,622	$2,332,283
Over time	78,496	69,581	153,698	135,936
Net sales	$1,506,671	$1,320,795	$2,888,320	$2,468,219

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 26-week period ended June 29, 2024 are presented below:

	26-Weeks Ended June 29, 2024
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$137,337	$27,373
Deferrals in period	154,208	28,680
Recognition of deferrals in period	(153,698)	(26,186)
Balance, end of period	$137,847	$29,867

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $153,698 of deferred revenue recognized in the 26-week period ended June 29, 2024, approximately $67,500 was deferred as of the beginning of the period. Of the $137,847 of deferred revenue as of June 29, 2024, the Company expects to recognize approximately 85% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Numerator for basic and diluted net income per share – net income	$300,630	$287,939	$576,591	$490,266

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,074	191,293	191,982	191,395

Effect of dilutive equity awards	825	304	826	346

Denominator for diluted net income per share – adjusted weighted-average common shares	192,899	191,597	192,808	191,741

Basic net income per share	$1.57	$1.51	$3.00	$2.56

Diluted net income per share	$1.56	$1.50	$2.99	$2.56

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	—	218	—	218

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 29, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$16,936	$2	$—	$16,938
Agency securities	Level 2	25,688	18	(551)	25,155
Mortgage-backed securities	Level 2	36,294	—	(4,413)	31,881
Corporate debt securities	Level 2	1,177,137	660	(39,182)	1,138,615
Municipal securities	Level 2	281,008	16	(15,629)	265,395
Other	Level 2	3,025	—	(160)	2,865
Total		$1,540,088	$696	$(59,935)	$1,480,849

	Available-For-Sale Securities as of December 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,971	$1	$—	$2,972
Agency securities	Level 2	23,692	32	(585)	23,139
Mortgage-backed securities	Level 2	38,743	—	(4,731)	34,012
Corporate debt securities	Level 2	1,104,834	1,680	(46,073)	1,060,441
Municipal securities	Level 2	294,240	98	(18,430)	275,908
Other	Level 2	3,760	—	(423)	3,337
Total		$1,468,240	$1,811	$(70,242)	$1,399,809

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

Accrued interest receivable, which totaled $13,810 as of June 29, 2024, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 26-week period ended June 29, 2024.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 94% of securities in the Company’s portfolio were at an unrealized loss position as of June 29, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 29, 2024 and December 30, 2023.

	As of June 29, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(33)	$6,929	$(518)	$7,482	$(551)	$14,411
Mortgage-backed securities	—	—	(4,413)	31,881	(4,413)	31,881
Corporate debt securities	(1,882)	264,993	(37,300)	771,326	(39,182)	1,036,319
Municipal securities	(94)	14,280	(15,535)	243,951	(15,629)	258,231
Other	—	—	(160)	2,865	(160)	2,865
Total	$(2,009)	$286,202	$(57,926)	$1,057,505	$(59,935)	$1,343,707

	As of December 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(31)	$10,923	$(554)	$6,446	$(585)	$17,369
Mortgage-backed securities	—	—	(4,731)	34,012	(4,731)	34,012
Corporate debt securities	(702)	64,637	(45,371)	889,785	(46,073)	954,422
Municipal securities	(32)	2,654	(18,398)	261,651	(18,430)	264,305
Other	—	—	(423)	3,337	(423)	3,337
Total	$(765)	$78,214	$(69,477)	$1,195,231	$(70,242)	$1,273,445

As of June 29, 2024 and December 30, 2023, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at June 29, 2024, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$294,119	$288,659
Due after one year through five years	1,228,392	1,177,147
Due after five years through ten years	8,238	7,405
Due after ten years	9,339	7,638
Total	$1,540,088	$1,480,849

5. Income Taxes

The Company recorded income tax expense of $65,342 in the 13-week period ended June 29, 2024, compared to income tax expense of $28,037 in the 13-week period ended July 1, 2023. The effective tax rate was 17.9% in the second quarter of 2024, compared to 8.9% in the second quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

The Company recorded income tax expense of $116,421 in the 26-week period ended June 29, 2024, compared to income tax expense of $47,482 in the 26-week period ended July 1, 2023. The effective tax rate was 16.8% in the first half of 2024, compared to 8.8% in the first half of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

6. Inventories

The components of inventories consist of the following:

	June 29, 2024	December 30, 2023
Raw materials	$525,166	$493,493
Work-in-process	199,063	160,919
Finished goods	595,414	691,543
Inventories	$1,319,643	$1,345,955

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

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Balance - beginning of period	$55,219	$52,675	$55,738	$50,952
Accrual for products sold (1)	26,932	18,345	45,294	40,726
Expenditures	(23,898)	(18,668)	(42,779)	(39,326)
Balance - end of period	$58,253	$52,352	$58,253	$52,352

(1) Changes in cost estimates related to pre-existing warranties were not material and aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of June 29, 2024 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $355,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $688 and $704 on June 29, 2024 and December 30, 2023, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 29, 2024. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended June 29, 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

The Company's shareholders approved the following dividends:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share
Fiscal 2024
June 7, 2024	June 28, 2024	June 17, 2024	$0.75
June 7, 2024	September 27, 2024	September 13, 2024	$0.75
June 7, 2024	December 27, 2024	December 13, 2024	$0.75
June 7, 2024	March 28, 2025	March 14, 2025	$0.75
Total			$3.00

Fiscal 2023
June 9, 2023	June 30, 2023	June 20, 2023	$0.73
June 9, 2023	September 29, 2023	September 15, 2023	$0.73
June 9, 2023	December 29, 2023	December 15, 2023	$0.73
June 9, 2023	March 29, 2024	March 15, 2024	$0.73
Total			$2.92

Fiscal 2022
June 10, 2022	June 30, 2022	June 20, 2022	$0.73
June 10, 2022	September 30, 2022	September 15, 2022	$0.73
June 10, 2022	December 30, 2022	December 15, 2022	$0.73
June 10, 2022	March 31, 2023	March 15, 2023	$0.73
Total			$2.92

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

On February 16, 2024, the Board of Directors approved a new share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 26, 2026. As of June 29, 2024, the Company had repurchased 60 shares for $9,713, leaving $290,287 available to repurchase additional shares under the 2024 Program.

Treasury Shares

In March 2024, the Board of Directors authorized the cancellation of 979 shares previously purchased under our share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 26-week periods ended June 29, 2024:

	13-Weeks Ended June 29, 2024
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(70,563)	$(51,493)	$(122,056)
Other comprehensive income (loss) before reclassification, net of income tax expense of $1,380	(20,320)	4,358	(15,962)
Amounts reclassified from accumulated other comprehensive income (loss) to other (expense) income, net of income tax benefit of $5 included in income tax provision	—	24	24
Net current-period other comprehensive income (loss)	(20,320)	4,382	(15,938)
Balance - end of period	$(90,883)	$(47,111)	$(137,994)

	26-Weeks Ended June 29, 2024
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(11,508)	$(54,106)	$(65,614)
Other comprehensive income (loss) before reclassification, net of income tax expense of $2,191	(79,375)	6,971	(72,404)
Amounts reclassified from accumulated other comprehensive income (loss) to other (expense) income, net of income tax benefit of $5 included in income tax provision	—	24	24
Net current-period other comprehensive income (loss)	(79,375)	6,995	(72,380)
Balance - end of period	$(90,883)	$(47,111)	$(137,994)

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

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended June 29, 2024
Net sales	$428,404	$439,872	$218,253	$272,953	$147,189	$1,506,671
Gross profit	245,248	284,214	161,366	147,787	24,276	862,891
Operating income (loss)	107,610	135,592	50,485	59,892	(11,552)	342,027

13-Weeks Ended July 1, 2023
Net sales	$334,863	$448,114	$217,454	$215,802	$104,562	$1,320,795
Gross profit	173,163	280,078	160,957	120,344	24,900	759,442
Operating income (loss)	54,458	138,255	62,766	46,377	(17,501)	284,355

26-Weeks Ended June 29, 2024
Net sales	$771,296	$806,065	$435,108	$599,689	$276,162	$2,888,320
Gross profit	440,050	526,953	323,992	327,039	46,996	1,665,030
Operating income (loss)	175,743	242,543	102,619	147,583	(28,051)	640,437

26-Weeks Ended July 1, 2023
Net sales	$579,584	$776,776	$431,036	$494,777	$186,046	$2,468,219
Gross profit	294,073	485,026	315,410	269,976	47,751	1,412,236
Operating income (loss)	65,036	214,999	120,460	118,285	(37,443)	481,337

Net sales to external customers by geographic region for the 13-week and 26-week periods ended June 29, 2024 and July 1, 2023 are presented below. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa.

	13-Weeks Ended		26-Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Americas	$740,577	$641,848	$1,456,694	$1,253,552
EMEA	542,016	457,550	1,005,399	813,403
APAC	224,078	221,397	426,227	401,264
Net sales to external customers	$1,506,671	$1,320,795	$2,888,320	$2,468,219

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report on Form 10-Q, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report on Form 10-Q, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such words as "future", "expects", "anticipates", "believes", “estimates”, “would”, “could”, “can”, “may,” or other similar words or other comparable terms. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. These forward-looking statements are made as of the date hereof, and the Company disclaims any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments, except as required by law.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023. Unless the context otherwise requires, references in this document to "we", "us", "our", the "Company" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

This change in presentation had no effect on the Company's consolidated operating or net income. The amounts presented below for selling, general and administrative expenses for the 13-week and 26-week periods ended July 1, 2023 have been recast to conform with the current period presentation.

Comparison of 13-Weeks Ended June 29, 2024 and July 1, 2023

Net Sales

Net Sales	13-Weeks Ended June 29, 2024	Year-over-Year Change	13-Weeks Ended July 1, 2023
Fitness	$428,404	28%	$334,863
Percentage of Total Net Sales	28%		25%
Outdoor	439,872	(2%)	448,114
Percentage of Total Net Sales	29%		34%
Aviation	218,253	0%	217,454
Percentage of Total Net Sales	15%		17%
Marine	272,953	26%	215,802
Percentage of Total Net Sales	18%		16%
Auto OEM	147,189	41%	104,562
Percentage of Total Net Sales	10%		8%
Total	$1,506,671	14%	$1,320,795

Net sales increased 14% for the 13-week period ended June 29, 2024 when compared to the year-ago quarter. Total unit sales in the second quarter of 2024 increased to 4,655 when compared to total unit sales of 4,162 in the second quarter of 2023, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 29% in the second quarter of 2024 compared to 34% in the second quarter of 2023.

The increase in fitness revenue was primarily driven by sales growth in wearables. The increase in marine revenue was primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to growth in domain controllers. Aviation revenue was relatively flat as growth in OEM product categories was offset by declines in aftermarket product categories. Outdoor revenue decreased primarily due to declines in adventure watches.

Gross Profit

Gross Profit	13-Weeks Ended June 29, 2024	Year-over-Year Change	13-Weeks Ended July 1, 2023
Fitness	$245,248	42%	$173,163
Percentage of Segment Net Sales	57%		52%
Outdoor	284,214	1%	280,078
Percentage of Segment Net Sales	65%		63%
Aviation	161,366	0%	160,957
Percentage of Segment Net Sales	74%		74%
Marine	147,787	23%	120,344
Percentage of Segment Net Sales	54%		56%
Auto OEM	24,276	(3%)	24,900
Percentage of Segment Net Sales	16%		24%
Total	$862,891	14%	$759,442
Percentage of Total Net Sales	57%		57%

Gross profit dollars in the second quarter of 2024 increased 14%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin was relatively flat as unfavorable segment mix was offset by favorable product mix within certain segments.

The fitness and outdoor gross margin increases of 550 basis points and 210 basis points, respectively, were primarily attributable to favorable product mix. The aviation gross margin was relatively flat when compared to the year-ago quarter. The marine and auto OEM gross margin decreases of 160 basis points and 730 basis points, respectively, were primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended June 29, 2024	Year-over-Year Change	13-Weeks Ended July 1, 2023
Research and development expense	243,151	8%	224,394
Percentage of Total Net Sales	16%		17%
Selling, general and administrative expenses	277,713	11%	250,693
Percentage of Total Net Sales	18%		19%
Total	$520,864	10%	$475,087
Percentage of Total Net Sales	35%		36%

Total operating expense in the second quarter of 2024 increased 10% in absolute dollars and decreased 140 basis points as a percent of revenue when compared to the year-ago quarter.

Research and development expense increased 8% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expenses increased 11% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily attributable to increased personnel-related expenses, including the impact of the Company's acquisition of JL Audio.

Operating Income

Operating Income (Loss)	13-Weeks Ended June 29, 2024	Year-over-Year Change	13-Weeks Ended July 1, 2023
Fitness	$107,610	98%	$54,458
Percentage of Segment Net Sales	25%		16%
Outdoor	135,592	(2%)	138,255
Percentage of Segment Net Sales	31%		31%
Aviation	50,485	(20%)	62,766
Percentage of Segment Net Sales	23%		29%
Marine	59,892	29%	46,377
Percentage of Segment Net Sales	22%		21%
Auto OEM	(11,552)	(34%)	(17,501)
Percentage of Segment Net Sales	(8%)		(17%)
Total	$342,027	20%	$284,355
Percentage of Total Net Sales	23%		22%

Total operating income in the second quarter of 2024 increased 20% in absolute dollars and increased 120 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income as a percent of revenue was driven by increased sales and lower operating expenses as a percent of revenue, as described above. The improved operating income dollar performance in fitness, marine, and auto OEM was partially offset by decreases in outdoor and aviation.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended June 29, 2024	13-Weeks Ended July 1, 2023
Interest income	$29,286	$18,760
Foreign currency (losses) gains	(4,828)	10,797
Other (expense) income	(513)	2,064
Total	$23,945	$31,621

The average interest rate return on cash and investments during the second quarter of 2024 was 3.4%, compared to 2.7% during the same quarter of 2023.

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

The $4.8 million currency loss recognized in the second quarter of 2024 was primarily due to the U.S. Dollar strengthening against the Euro and Polish Zloty, offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 13-week period ended June 29, 2024. During this period, the U.S. Dollar strengthened 0.7% against the Euro and 0.8% against the Polish Zloty, resulting in losses of $3.3 million and $1.7 million, respectively, while the U.S. Dollar strengthened 1.7% against the Taiwan Dollar, resulting in a gain of $8.4 million. The remaining net currency loss of $8.2 million was related to the impacts of other drivers, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $65.3 million in the 13-week period ended June 29, 2024, compared to income tax expense of $28.0 million in the 13-week period ended July 1, 2023. The effective tax rate was 17.9% in the second quarter of 2024, compared to 8.9% in the second quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

Net Income

As a result of the above, net income for the 13-week period ended June 29, 2024 was $300.6 million compared to $287.9 million for the 13-week period ended July 1, 2023, an increase of $12.7 million.

Comparison of 26-Weeks Ended June 29, 2024 and July 1, 2023

Net Sales

Net Sales	26-Weeks Ended June 29, 2024	Year-over-Year Change	26-Weeks Ended July 1, 2023
Fitness	$771,296	33%	$579,584
Percentage of Total Net Sales	27%		24%
Outdoor	806,065	4%	776,776
Percentage of Total Net Sales	28%		31%
Aviation	435,108	1%	431,036
Percentage of Total Net Sales	15%		17%
Marine	599,689	21%	494,777
Percentage of Total Net Sales	21%		20%
Auto OEM	276,162	48%	186,046
Percentage of Total Net Sales	9%		8%
Total	$2,888,320	17%	$2,468,219

Net sales increased 17% for the 26-week period ended June 29, 2024 when compared to the year-ago period. Total unit sales in the first half of 2024 increased to 8,545 when compared to total unit sales of 7,372 in the first half of 2023, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 28% in the first half of 2024 compared to 31% in the first half of 2023.

The increase in fitness revenue was driven by sales growth across all categories, led by strong demand for advanced wearables. Outdoor revenue increased primarily due to growth in sportsman products. Aviation revenue increased due to growth in OEM product categories, partially offset by declines in aftermarket categories. Marine revenue increased primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to growth in domain controllers.

Gross Profit

Gross Profit	26-Weeks Ended June 29, 2024	Year-over-Year Change	26-Weeks Ended July 1, 2023
Fitness	$440,050	50%	$294,073
Percentage of Segment Net Sales	57%		51%
Outdoor	526,953	9%	485,026
Percentage of Segment Net Sales	65%		62%
Aviation	323,992	3%	315,410
Percentage of Segment Net Sales	74%		73%
Marine	327,039	21%	269,976
Percentage of Segment Net Sales	55%		55%
Auto OEM	46,996	(2%)	47,751
Percentage of Segment Net Sales	17%		26%
Total	$1,665,030	18%	$1,412,236
Percentage of Total Net Sales	58%		57%

Gross profit dollars in the first half of 2024 increased 18%, primarily due to the increase in net sales when compared to the year-ago period, as described above. Consolidated gross margin was relatively flat when compared to the year-ago period.

The fitness and outdoor gross margin increases of 630 and 290 basis points, respectively, were primarily attributable to favorable product mix. The aviation gross margin increase of 130 basis points was primarily attributable to lower warranty costs. The marine gross margin was relatively flat when compared to the year-ago period. The auto OEM gross margin decrease of 870 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	26-Weeks Ended June 29, 2024	Year-over-Year Change	26-Weeks Ended July 1, 2023
Research and development expense	$485,686	9%	$445,878
Percentage of Total Net Sales	17%		18%
Selling, General and administrative expenses	538,907	11%	485,021
Percentage of Total Net Sales	19%		20%
Total	$1,024,593	10%	$930,899
Percentage of Total Net Sales	35%		38%

Total operating expense in the first half of 2024 increased 10% in absolute dollars and decreased 220 basis points as a percent of revenue when compared to the year-ago period.

Research and development expense increased 9% in absolute dollars and decreased 130 basis points as a percent of revenue when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expense increased 11% in absolute dollars and decreased 100 basis points as a percent of revenue compared to the year-ago period. The absolute dollar expense increase was primarily attributable to increased personnel-related expenses, including the impact of the Company's acquisition of JL Audio.

Operating Income

Operating Income (Loss)	26-Weeks Ended June 29, 2024	Year-over-Year Change	26-Weeks Ended July 1, 2023
Fitness	$175,743	170%	$65,036
Percentage of Segment Net Sales	23%		11%
Outdoor	242,543	13%	214,999
Percentage of Segment Net Sales	30%		28%
Aviation	102,619	(15%)	120,460
Percentage of Segment Net Sales	24%		28%
Marine	147,583	25%	118,285
Percentage of Segment Net Sales	25%		24%
Auto OEM	(28,051)	(25%)	(37,443)
Percentage of Segment Net Sales	(10%)		(20%)
Total	$640,437	33%	$481,337
Percentage of Total Net Sales	22%		20%

Total operating income in the first half of 2024 increased 33% in absolute dollars and 270 basis points as a percent of revenue when compared to the year-ago period. The increase as a percent of revenue was primarily due to increased sales and lower operating expenses as a percent of revenue, as described above. The improved operating income dollar performance in fitness, outdoor, marine, and auto OEM was partially offset by a decrease in aviation.

Other Income (Expense)

Other Income (Expense)	26-Weeks Ended June 29, 2024	26-Weeks Ended July 1, 2023
Interest income	$54,313	$34,659
Foreign currency (losses) gains	(2,547)	18,484
Other Income	809	3,268
Total	$52,575	$56,411

The average interest returns on cash and investments during the 26-week periods ended June 29, 2024 and July 1, 2023 were 3.3% and 2.5%, respectively.

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

The $2.5 million currency loss recognized in the 26-week period ended June 29, 2024 was primarily due to the U.S. Dollar strengthening against the Polish Zloty, Euro, and Australian Dollar, offset by the U.S. Dollar strengthening against the Taiwan Dollar, within the 26-week period ended June 29, 2024. During this period, the U.S. Dollar strengthened 2.6% against the Polish Zloty, 2.9% against the Euro, and 2.7% against the Australian Dollar, resulting in losses of $8.5 million, $6.2 million, and $2.9 million, respectively, while the U.S. Dollar strengthened 5.6% against the Taiwan Dollar, resulting in a gain of $30.0 million. The remaining net currency loss of $14.9 million was related to the impacts of other drivers, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $116.4 million in the first half of 2024, compared to income tax expense of $47.5 million in the first half of 2023. The effective tax rate was 16.8% in the first half of 2024, compared to 8.8% in the first half of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

Net Income

As a result of the above, net income for the 26-week period ended June 29, 2024 was $576.6 million compared to $490.3 million for the 26-week period ended July 1, 2023, an increase of $86.3 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of June 29, 2024, we had approximately $3.4 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first halves of 2024 and 2023 were 3.3% and 2.5%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $690.6 million for the first half of 2024, compared to $552.9 million for the first half of 2023. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales as well as less cash paid for income taxes, partially offset by increases in cash paid for cost of goods sold and operating expenses in the first half of 2024 compared to the first half of 2023.

Cash used in investing activities totaled $143.2 million for the first half of 2024, compared to $70.1 million for the first half of 2023. The increase was primarily due to net purchases of marketable securities in the first half of 2024, compared to the net redemptions of marketable securities in the first half of 2023, partially offset by a decrease in purchases of property and equipment.

Cash used in financing activities totaled $285.7 million for the first half of 2024, compared to $337.1 million for the first half of 2023. This decrease was primarily due to lower purchases of treasury shares under share repurchase plans and partially offset by an increase in the purchase of treasury shares related to equity awards in the first half of 2024 compared to the first half of 2023.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of June 29, 2024, the Company had fixed lease payment obligations of $147.7 million, with $32.5 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of June 29, 2024, the Company had inventory purchase obligations of $862.7 million, with $685.2 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of June 29, 2024, the Company had other purchase obligations of $373.7 million, with $170.5 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 29, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 13-week and 26-week periods ended June 29, 2024 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 29, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 29, 2024 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s business, results of operations, financial position or cash flows. For additional information, see Note 8, "Commitments and Contingencies" in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 26-week period ended June 29, 2024 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended June 29, 2024, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 31, 2024 - April 27, 2024	2	$139.48	2	$299,721
April 28, 2024 - May 25, 2024	10	$165.99	10	$298,061
May 26, 2024 - June 29, 2024	48	$161.96	48	$290,287
Total	60		60

(1) The Board of Directors approved a share repurchase program on February 16, 2024 (the "2024 Program"), which was announced on February 21, 2024. The 2024 Program authorizes the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2024 Program expires on December 26, 2026. Refer to Note 9 in the Notes to the Condensed Consolidated Financial Statements for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended June 29, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 7, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 11, 2024).

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

Dated: July 31, 2024