Form 10-Q
period 2024-09-28
GARMIN LTD
filed 2024-10-30
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 25, 2024

Registered Shares, $0.10 par value: 192,024,969 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 28, 2024

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,586,022	$1,277,531	$4,474,342	$3,745,751
Cost of goods sold	634,423	548,962	1,857,712	1,604,945
Gross profit	951,599	728,569	2,616,630	2,140,806

Research and development expense	249,162	221,572	734,848	667,451
Selling, general and administrative expenses	264,962	236,628	803,869	721,649
Total operating expense	514,124	458,200	1,538,717	1,389,100

Operating income	437,475	270,369	1,077,913	751,706
Other income (expense):
Interest income	28,830	19,803	83,143	54,461
Foreign currency gains (losses)	18,131	(11,539)	15,584	6,946
Other income	1,814	938	2,623	4,206
Total other income (expense)	48,775	9,202	101,350	65,613

Income before income taxes	486,250	279,571	1,179,263	817,319
Income tax provision	87,139	22,328	203,560	69,810
Net income	$399,111	$257,243	$975,703	$747,509

Net income per share:
Basic	$2.08	$1.34	$5.08	$3.91
Diluted	$2.07	$1.34	$5.06	$3.90

Weighted average common shares outstanding:
Basic	192,201	191,435	192,055	191,409
Diluted	193,171	191,868	192,940	191,772

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$399,111	$257,243	$975,703	$747,509
Foreign currency translation adjustment	62,176	(48,342)	(17,199)	(56,793)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	25,123	2,815	32,118	10,499
Comprehensive income	$486,410	$211,716	$990,622	$701,215

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,009,361	$1,693,452
Marketable securities	414,701	274,618
Accounts receivable, net	922,034	815,243
Inventories	1,505,536	1,345,955
Deferred costs	23,385	16,316
Prepaid expenses and other current assets	334,488	318,556
Total current assets	5,209,505	4,464,140

Property and equipment, net of accumulated depreciation of $1,120,096 and $1,030,588	1,220,113	1,224,097
Operating lease right-of-use assets	137,665	143,724
Noncurrent marketable securities	1,106,532	1,125,191
Deferred income tax assets	787,849	754,635
Noncurrent deferred costs	7,994	11,057
Goodwill	611,884	608,474
Other intangible assets, net	168,230	186,601
Other noncurrent assets	97,960	85,650
Total assets	$9,347,732	$8,603,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374,025	$253,790
Salaries and benefits payable	218,941	190,014
Accrued warranty costs	57,983	55,738
Accrued sales program costs	75,802	98,610
Other accrued expenses	222,925	245,874
Deferred revenue	113,049	101,189
Income taxes payable	227,735	225,475
Dividend payable	288,204	139,997
Total current liabilities	1,578,664	1,310,687

Deferred income tax liabilities	104,996	114,682
Noncurrent income taxes payable	16,864	16,521
Noncurrent deferred revenue	30,227	36,148
Noncurrent operating lease liabilities	109,832	113,035
Other noncurrent liabilities	602	436

Stockholders’ equity:
Common shares (194,901 and 195,880 shares authorized and issued; 192,136 and 191,777 shares outstanding)	19,490	19,588
Additional paid-in capital	2,218,170	2,125,467
Treasury shares (2,765 and 4,103 shares)	(243,994)	(330,909)
Retained earnings	5,563,576	5,263,528
Accumulated other comprehensive income (loss)	(50,695)	(65,614)
Total stockholders’ equity	7,506,547	7,012,060
Total liabilities and stockholders’ equity	$9,347,732	$8,603,569

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 28, 2024	September 30, 2023
Operating Activities:
Net income	$975,703	$747,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,343	98,483
Amortization	30,849	33,751
Gain on sale or disposal of property and equipment	(48)	(50)
Unrealized foreign currency (gains) losses	(25,486)	9,927
Deferred income taxes	(53,966)	(90,214)
Stock compensation expense	101,039	66,214
Realized loss on marketable securities	29	56
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(103,567)	(54,756)
Inventories	(163,865)	111,459
Other current and noncurrent assets	(47,413)	28,288
Accounts payable	124,315	55,340
Other current and noncurrent liabilities	(6,987)	430
Deferred revenue	5,885	7,063
Deferred costs	(3,987)	(1,152)
Income taxes	13,737	(102,024)
Net cash provided by operating activities	948,581	910,324

Investing activities:
Purchases of property and equipment	(108,869)	(144,876)
Purchase of marketable securities	(363,783)	(116,039)
Redemption of marketable securities	277,334	145,094
Net cash from (payments for) acquisitions	5,011	(150,853)
Other investing activities, net	(458)	(1,018)
Net cash used in investing activities	(190,765)	(267,692)

Financing activities:
Dividends	(428,373)	(419,166)
Proceeds from issuance of treasury shares related to equity awards	24,530	21,946
Purchase of treasury shares related to equity awards	(16,313)	(9,397)
Purchase of treasury shares under share repurchase plan	(29,278)	(79,533)
Net cash used in financing activities	(449,434)	(486,150)

Effect of exchange rate changes on cash and cash equivalents	7,536	(12,854)

Net increase in cash, cash equivalents, and restricted cash	315,918	143,628
Cash, cash equivalents, and restricted cash at beginning of period	1,694,156	1,279,912
Cash, cash equivalents, and restricted cash at end of period	$2,010,074	$1,423,540

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 28, 2024 and September 30, 2023

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2023	$19,588	$2,077,540	$(322,688)	$4,464,682	$(115,300)	$6,123,822
Net income	—	—	—	257,243	—	257,243
Translation adjustment	—	—	—	—	(48,342)	(48,342)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $686	—	—	—	—	2,815	2,815
Comprehensive income						211,716
Dividends	—	—	—	(370)	—	(370)
Issuance of treasury shares related to equity awards	—	—	—	—	—	—
Stock compensation	—	22,817	—	—	—	22,817
Purchase of treasury shares related to equity awards	—	—	—	—	—	—
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(8,705)	—	—	(8,705)
Cancellation of treasury shares	—	—	—	—	—	—
Share capital currency change	—	—	—	—	—	—
Balance at September 30, 2023	$19,588	$2,100,357	$(331,393)	$4,721,555	$(160,827)	$6,349,280

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 29, 2024	$19,490	$2,183,158	$(223,899)	$5,164,227	$(137,994)	$7,004,982
Net income	—	—	—	399,111	—	399,111
Translation adjustment	—	—	—	—	62,176	62,176
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $8,613	—	—	—	—	25,123	25,123
Comprehensive income						486,410
Dividends	—	—	—	238	—	238
Issuance of treasury shares related to equity awards	—	(43)	43	—	—	—
Stock compensation	—	35,055	—	—	—	35,055
Purchase of treasury shares related to equity awards	—	—	(49)	—	—	(49)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(20,089)	—	—	(20,089)
Cancellation of treasury shares		—	—	—	—	—
Share capital currency change	—	—	—	—	—	—
Balance at September 28, 2024	$19,490	$2,218,170	$(243,994)	$5,563,576	$(50,695)	$7,506,547

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 28, 2024 and September 30, 2023

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	747,509	—	747,509
Translation adjustment	—	—	—	—	(56,793)	(56,793)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,327	—	—	—	—	10,499	10,499
Comprehensive income						701,215
Dividends	—	—	—	(558,882)	—	(558,882)
Issuance of treasury shares related to equity awards	—	(6,482)	28,428	—	—	21,946
Stock compensation	—	66,214	—	—	—	66,214
Purchase of treasury shares related to equity awards	—	—	(9,397)	—	—	(9,397)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(76,156)	—	—	(76,156)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at September 30, 2023	$19,588	$2,100,357	$(331,393)	$4,721,555	$(160,827)	$6,349,280

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	975,703	—	975,703
Translation adjustment	—	—	—	—	(17,199)	(17,199)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $10,810	—	—	—	—	32,118	32,118
Comprehensive income						990,622
Dividends	—	—	—	(576,580)	—	(576,580)
Issuance of treasury shares related to equity awards	—	(8,336)	32,866	—	—	24,530
Stock compensation	—	101,039	—	—	—	101,039
Purchase of treasury shares related to equity awards	—	—	(16,313)	—	—	(16,313)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(28,811)	—	—	(28,811)
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Share capital currency change	—	—	—	—	—	—
Balance at September 28, 2024	$19,490	$2,218,170	$(243,994)	$5,563,576	$(50,695)	$7,506,547

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 28, 2024

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

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week and 39-week periods ended September 28, 2024 are not necessarily indicative of the results that may be expected for the year ending December 28, 2024.

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 28, 2024 and September 30, 2023 both contain operating results for 13 weeks.

Changes in Classification and Allocation

Certain prior period amounts have been reclassified or presented to conform to the current period presentation.

In the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's condensed consolidated statements of income, which management believes to be a more meaningful presentation. As a result, the Company’s condensed consolidated statements of income have been recast for the 13-week and 39-week periods ended September 30, 2023 to conform with the current period presentation. This change had no effect on the Company’s consolidated operating or net income.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 28, 2024.

Recently Adopted Accounting Standards

There are no recently adopted accounting standards that have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 will require the Company to disclose specified additional information in its income tax rate reconciliation, provide additional information for certain reconciling items, and disaggregate its disclosure of income taxes paid by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments may be applied using either a prospective or retrospective approach.

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures. ASU 2023-07 will require the Company to disclose additional information about certain significant segment expenses, as well as how the Company’s chief operating decision maker (CODM) uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-07 using a retrospective transition method.

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

A large majority of the Company’s sales are recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Sales recognized over a period of time are primarily within the outdoor, aviation, and auto OEM segments and relate to performance obligations that are satisfied over the contractual service period or estimated life of the product. Revenue disaggregated by the timing of transfer of the goods or services is presented in the table below:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Point in time	$1,496,940	$1,200,676	$4,231,561	$3,532,960
Over time	89,082	76,855	242,781	212,791
Net sales	$1,586,022	$1,277,531	$4,474,342	$3,745,751

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 39-week period ended September 28, 2024 are presented below:

	39-Weeks Ended September 28, 2024
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$137,337	$27,373
Deferrals in period	248,720	47,371
Recognition of deferrals in period	(242,781)	(43,365)
Balance, end of period	$143,276	$31,379

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $242,781 of deferred revenue recognized in the 39-week period ended September 28, 2024, approximately $84,371 was deferred as of the beginning of the period. Of the $143,276 of deferred revenue as of September 28, 2024, the Company expects to recognize approximately 90% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Numerator for basic and diluted net income per share – net income	$399,111	$257,243	$975,703	$747,509

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,201	191,435	192,055	191,409

Effect of dilutive equity awards	970	433	885	363

Denominator for diluted net income per share – adjusted weighted-average common shares	193,171	191,868	192,940	191,772

Basic net income per share	$2.08	$1.34	$5.08	$3.91

Diluted net income per share	$2.07	$1.34	$5.06	$3.90

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	—	—	—	215

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Valuation is based on prices obtained from an independent pricing vendor using both market and income approaches. The primary inputs to the valuation include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, contractual cash flows, benchmark yields, and credit spreads.

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 28, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$4,869	$20	$—	$4,889
Agency securities	Level 2	25,955	145	(333)	25,767
Mortgage-backed securities	Level 2	34,910	—	(3,605)	31,305
Corporate debt securities	Level 2	1,203,805	9,573	(21,262)	1,192,116
Municipal securities	Level 2	274,323	508	(10,435)	264,396
Other	Level 2	2,874	—	(114)	2,760
Total		$1,546,736	$10,246	$(35,749)	$1,521,233

	Available-For-Sale Securities as of December 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,971	$1	$—	$2,972
Agency securities	Level 2	23,692	32	(585)	23,139
Mortgage-backed securities	Level 2	38,743	—	(4,731)	34,012
Corporate debt securities	Level 2	1,104,834	1,680	(46,073)	1,060,441
Municipal securities	Level 2	294,240	98	(18,430)	275,908
Other	Level 2	3,760	—	(423)	3,337
Total		$1,468,240	$1,811	$(70,242)	$1,399,809

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

Accrued interest receivable, which totaled $13,386 as of September 28, 2024, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 28, 2024.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 72% of securities in the Company’s portfolio were at an unrealized loss position as of September 28, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 28, 2024 and December 30, 2023.

	As of September 28, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$—	$1,000	$(333)	$6,667	$(333)	$7,667
Mortgage-backed securities	—	—	(3,605)	31,305	(3,605)	31,305
Corporate debt securities	(127)	36,935	(21,135)	688,156	(21,262)	725,091
Municipal securities	—	—	(10,435)	235,171	(10,435)	235,171
Other	—	—	(114)	2,760	(114)	2,760
Total	$(127)	$37,935	$(35,622)	$964,059	$(35,749)	$1,001,994

	As of December 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(31)	$10,923	$(554)	$6,446	$(585)	$17,369
Mortgage-backed securities	—	—	(4,731)	34,012	(4,731)	34,012
Corporate debt securities	(702)	64,637	(45,371)	889,785	(46,073)	954,422
Municipal securities	(32)	2,654	(18,398)	261,651	(18,430)	264,305
Other	—	—	(423)	3,337	(423)	3,337
Total	$(765)	$78,214	$(69,477)	$1,195,231	$(70,242)	$1,273,445

As of September 28, 2024 and December 30, 2023, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 28, 2024, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$421,840	$414,701
Due after one year through five years	1,108,518	1,092,026
Due after five years through ten years	7,588	7,001
Due after ten years	8,790	7,505
Total	$1,546,736	$1,521,233

5. Income Taxes

The Company recorded income tax expense of $87,139 in the 13-week period ended September 28, 2024, compared to income tax expense of $22,328 in the 13-week period ended September 30, 2023. The effective tax rate was 17.9% in the third quarter of 2024, compared to 8.0% in the third quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

The Company recorded income tax expense of $203,560 in the 39-week period ended September 28, 2024, compared to income tax expense of $69,810 in the 39-week period ended September 30, 2023. The effective tax rate was 17.3% in the first three quarters of 2024, compared to 8.5% in the first three quarters of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

6. Inventories

The components of inventories consist of the following:

	September 28, 2024	December 30, 2023
Raw materials	$565,253	$493,493
Work-in-process	227,701	160,919
Finished goods	712,582	691,543
Inventories	$1,505,536	$1,345,955

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

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance - beginning of period	$58,253	$52,352	$55,738	$50,952
Accrual for products sold (1)	19,039	17,398	64,334	58,124
Expenditures	(19,309)	(16,217)	(62,089)	(55,543)
Balance - end of period	$57,983	$53,533	$57,983	$53,533

(1) Changes in cost estimates related to pre-existing warranties were not material and are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of September 28, 2024 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $339,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $713 and $704 on September 28, 2024 and December 30, 2023, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 28, 2024. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 28, 2024 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

On February 16, 2024, the Board of Directors approved a new share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 26, 2026. As of September 28, 2024, the Company had repurchased 176 shares for $29,802, leaving $270,198 available to repurchase additional shares under the 2024 Program.

Treasury Shares

In March 2024, the Board of Directors authorized the cancellation of 979 shares previously purchased under our share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 39-week periods ended September 28, 2024:

	13-Weeks Ended September 28, 2024
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(90,883)	$(47,111)	$(137,994)
Other comprehensive income before reclassification, net of income tax expense of $8,613	62,176	25,123	87,299
Amounts reclassified from accumulated other comprehensive income to other income (expense), net of income tax of $0 included in income tax provision	—	—	—
Net current-period other comprehensive income (loss)	62,176	25,123	87,299
Balance - end of period	$(28,707)	$(21,988)	$(50,695)

	39-Weeks Ended September 28, 2024
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(11,508)	$(54,106)	$(65,614)
Other comprehensive income (loss) before reclassification, net of income tax expense of $10,805	(17,199)	32,094	14,895
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $5 included in income tax provision	—	24	24
Net current-period other comprehensive income (loss)	(17,199)	32,118	$14,919
Balance - end of period	$(28,707)	$(21,988)	$(50,695)

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

Net sales (“revenue”), gross profit, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended September 28, 2024
Net sales	$463,887	$526,551	$204,631	$222,244	$168,709	$1,586,022
Gross profit	283,325	358,693	154,138	122,433	33,010	951,599
Operating income (loss)	147,768	208,866	44,278	37,839	(1,276)	437,475

13-Weeks Ended September 30, 2023
Net sales	$352,976	$433,997	$198,160	$182,248	$110,150	$1,277,531
Gross profit	190,685	270,774	148,364	95,186	23,560	728,569
Operating income (loss)	74,614	136,401	49,269	23,850	(13,765)	270,369

39-Weeks Ended September 28, 2024
Net sales	$1,235,182	$1,332,617	$639,739	$821,933	$444,871	$4,474,342
Gross profit	723,375	885,646	478,131	449,472	80,006	2,616,630
Operating income (loss)	323,511	451,408	146,899	185,422	(29,327)	1,077,913

39-Weeks Ended September 30, 2023
Net sales	$932,561	$1,210,773	$629,195	$677,026	$296,196	$3,745,751
Gross profit	484,759	755,800	463,774	365,162	71,311	2,140,806
Operating income (loss)	139,651	351,399	169,730	142,135	(51,209)	751,706

Net sales to external customers by geographic region for the 13-week and 39-week periods ended September 28, 2024 and September 30, 2023 are presented below. Note that APAC includes Asia Pacific and Australian Continent and EMEA includes Europe, the Middle East and Africa.

	13-Weeks Ended		39-Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Americas	$724,572	$628,157	$2,181,266	$1,881,710
EMEA	612,658	439,123	1,618,058	1,252,526
APAC	248,792	210,251	675,018	611,515
Net sales to external customers	$1,586,022	$1,277,531	$4,474,342	$3,745,751

12. Subsequent Events

On September 30, 2024, the Company acquired Lumishore, a privately-held company that designs and manufactures high-performance above and underwater LED lighting systems for boats. This acquisition was not material.

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

This change in presentation had no effect on the Company's consolidated operating or net income. The amounts presented below for selling, general and administrative expenses for the 13-week and 39-week periods ended September 30, 2023 have been recast to conform with the current period presentation.

Comparison of 13-Weeks Ended September 28, 2024 and September 30, 2023

Net Sales

Net Sales	13-Weeks Ended September 28, 2024	Year-over-Year Change	13-Weeks Ended September 30, 2023
Fitness	$463,887	31%	$352,976
Percentage of Total Net Sales	29%		27%
Outdoor	526,551	21%	433,997
Percentage of Total Net Sales	33%		34%
Aviation	204,631	3%	198,160
Percentage of Total Net Sales	13%		16%
Marine	222,244	22%	182,248
Percentage of Total Net Sales	14%		14%
Auto OEM	168,709	53%	110,150
Percentage of Total Net Sales	11%		9%
Total	$1,586,022	24%	$1,277,531

Net sales increased 24% for the 13-week period ended September 28, 2024 when compared to the year-ago quarter. Total unit sales in the third quarter of 2024 increased to 4,620 when compared to total unit sales of 3,997 in the third quarter of 2023, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 33% in the third quarter of 2024 compared to 34% in the third quarter of 2023.

The increase in fitness revenue was driven by sales growth across all categories, led by strong demand for wearables. Outdoor revenue increased primarily due to sales growth in adventure watches. The increase in aviation revenue was driven by sales growth in aftermarket product categories. The increase in marine revenue was primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to growth in domain controllers.

Gross Profit

Gross Profit	13-Weeks Ended September 28, 2024	Year-over-Year Change	13-Weeks Ended September 30, 2023
Fitness	$283,325	49%	$190,685
Percentage of Segment Net Sales	61%		54%
Outdoor	358,693	32%	270,774
Percentage of Segment Net Sales	68%		62%
Aviation	154,138	4%	148,364
Percentage of Segment Net Sales	75%		75%
Marine	122,433	29%	95,186
Percentage of Segment Net Sales	55%		52%
Auto OEM	33,010	40%	23,560
Percentage of Segment Net Sales	20%		21%
Total	$951,599	31%	$728,569
Percentage of Total Net Sales	60%		57%

Gross profit dollars in the third quarter of 2024 increased 31%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin increased 300 basis points when compared to the year-ago quarter primarily due to lower costs of goods and favorable product mix within certain segments, partially offset by unfavorable segment mix.

The fitness, outdoor, and marine gross margin increases of 710 basis points, 570 basis points, and 290 basis points, respectively, were primarily attributable to lower costs of goods and favorable product mix. The aviation gross margin was relatively flat when compared to the year-ago quarter. The auto OEM gross margin decrease of 180 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	13-Weeks Ended September 28, 2024	Year-over-Year Change	13-Weeks Ended September 30, 2023
Research and development expense	249,162	12%	221,572
Percentage of Total Net Sales	16%		17%
Selling, general and administrative expenses	264,962	12%	236,628
Percentage of Total Net Sales	17%		19%
Total	$514,124	12%	$458,200
Percentage of Total Net Sales	32%		36%

Total operating expense in the third quarter of 2024 increased 12% in absolute dollars and decreased 350 basis points as a percent of revenue when compared to the year-ago quarter.

Research and development expense increased 12% in absolute dollars and decreased 160 basis points as a percent of revenue when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expenses increased 12% in absolute dollars and decreased 180 basis points when compared to the year-ago quarter. The absolute dollar expense increase was primarily attributable to increased personnel-related expenses.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 28, 2024	Year-over-Year Change	13-Weeks Ended September 30, 2023
Fitness	$147,768	98%	$74,614
Percentage of Segment Net Sales	32%		21%
Outdoor	208,866	53%	136,401
Percentage of Segment Net Sales	40%		31%
Aviation	44,278	(10%)	49,269
Percentage of Segment Net Sales	22%		25%
Marine	37,839	59%	23,850
Percentage of Segment Net Sales	17%		13%
Auto OEM	(1,276)	(91%)	(13,765)
Percentage of Segment Net Sales	(1%)		(12%)
Total	$437,475	62%	$270,369
Percentage of Total Net Sales	28%		21%

Total operating income in the third quarter of 2024 increased 62% in absolute dollars and increased 640 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income as a percent of revenue was driven by increased sales, increased gross margin as a percent of revenue, and lower operating expenses as a percent of revenue, as described above. The improved performance in fitness, outdoor, marine, and auto OEM was partially offset by a decrease in aviation.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 28, 2024	13-Weeks Ended September 30, 2023
Interest income	$28,830	$19,803
Foreign currency gains (losses)	18,131	(11,539)
Other income	1,814	938
Total	$48,775	$9,202

The average interest rate return on cash and investments during the third quarter of 2024 was 3.3%, compared to 2.8% during the same quarter of 2023.

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

The $18.1 million currency gain recognized in the third quarter of 2024 was primarily due to the U.S. Dollar weakening against the British Pound Sterling, Euro, and Polish Zloty, partially offset by the U.S. Dollar weakening against the Taiwan Dollar, within the 13-week period ended September 28, 2024. During this period, the U.S. Dollar weakened 3.7% against the British Pound Sterling, 4.2% against the Euro, and 5.3% against the Polish Zloty, resulting in gains of $3.2 million, $8.9 million, and $9.3 million, respectively, while the U.S. Dollar weakened 2.9% against the Taiwan Dollar, resulting in a loss of $10.4 million. The remaining net currency gain of $7.1 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $87.1 million in the 13-week period ended September 28, 2024, compared to income tax expense of $22.3 million in the 13-week period ended September 30, 2023. The effective tax rate was 17.9% in the third quarter of 2024, compared to 8.0% in the third quarter of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

Net Income

As a result of the above, net income for the 13-week period ended September 28, 2024 was $399.1 million compared to $257.2 million for the 13-week period ended September 30, 2023, an increase of $141.9 million.

Comparison of 39-Weeks Ended September 28, 2024 and September 30, 2023

Net Sales

Net Sales	39-Weeks Ended September 28, 2024	Year-over-Year Change	39-Weeks Ended September 30, 2023
Fitness	$1,235,182	32%	$932,561
Percentage of Total Net Sales	28%		25%
Outdoor	1,332,617	10%	1,210,773
Percentage of Total Net Sales	30%		32%
Aviation	639,739	2%	629,195
Percentage of Total Net Sales	14%		17%
Marine	821,933	21%	677,026
Percentage of Total Net Sales	18%		18%
Auto OEM	444,871	50%	296,196
Percentage of Total Net Sales	10%		8%
Total	$4,474,342	19%	$3,745,751

Net sales increased 19% for the 39-week period ended September 28, 2024 when compared to the year-ago period. Total unit sales in the first three quarters of 2024 increased to 13,165 when compared to total unit sales of 11,369 in the first three quarters of 2023, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Outdoor was the largest portion of our revenue mix at 30% in the first three quarters of 2024 compared to 32% in the first three quarters of 2023.

The increase in fitness revenue was driven by sales growth across all categories, led by strong demand for wearables. Outdoor revenue increased primarily due to sales growth in adventure watches. Aviation revenue increased primarily due to growth in OEM product categories. Marine revenue increased primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to growth in domain controllers.

Gross Profit

Gross Profit	39-Weeks Ended September 28, 2024	Year-over-Year Change	39-Weeks Ended September 30, 2023
Fitness	$723,375	49%	$484,759
Percentage of Segment Net Sales	59%		52%
Outdoor	885,646	17%	755,800
Percentage of Segment Net Sales	66%		62%
Aviation	478,131	3%	463,774
Percentage of Segment Net Sales	75%		74%
Marine	449,472	23%	365,162
Percentage of Segment Net Sales	55%		54%
Auto OEM	80,006	12%	71,311
Percentage of Segment Net Sales	18%		24%
Total	$2,616,630	22%	$2,140,806
Percentage of Total Net Sales	58%		57%

Gross profit dollars in the first three quarters of 2024 increased 22%, primarily due to the increase in net sales when compared to the year-ago period, as described above. Consolidated gross margin increased 130 basis points when compared to the year-ago period primarily due to favorable product mix within certain segments and lower costs of goods, partially offset by unfavorable segment mix.

The fitness and outdoor gross margin increases of 660 and 400 basis points, respectively, were primarily attributable to favorable product mix and lower costs of goods. The aviation gross margin increase of 100 basis points was primarily attributable to lower warranty costs. The marine gross margin was relatively flat when compared to the year-ago period. The auto OEM gross margin decrease of 610 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	39-Weeks Ended September 28, 2024	Year-over-Year Change	39-Weeks Ended September 30, 2023
Research and development expense	$734,848	10%	$667,451
Percentage of Total Net Sales	16%		18%
Selling, General and administrative expenses	803,869	11%	721,649
Percentage of Total Net Sales	18%		19%
Total	$1,538,717	11%	$1,389,100
Percentage of Total Net Sales	34%		37%

Total operating expense in the first three quarters of 2024 increased 11% in absolute dollars and decreased 270 basis points as a percent of revenue when compared to the year-ago period.

Research and development expense increased 10% in absolute dollars and decreased 140 basis points as a percent of revenue when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expense increased 11% in absolute dollars and decreased 130 basis points as a percent of revenue compared to the year-ago period. The absolute dollar expense increase was primarily attributable to increased personnel-related expenses, including the impact of the Company's acquisition of JL Audio.

Operating Income

Operating Income (Loss)	39-Weeks Ended September 28, 2024	Year-over-Year Change	39-Weeks Ended September 30, 2023
Fitness	$323,511	132%	$139,651
Percentage of Segment Net Sales	26%		15%
Outdoor	451,408	28%	351,399
Percentage of Segment Net Sales	34%		29%
Aviation	146,899	(13%)	169,730
Percentage of Segment Net Sales	23%		27%
Marine	185,422	30%	142,135
Percentage of Segment Net Sales	23%		21%
Auto OEM	(29,327)	(43%)	(51,209)
Percentage of Segment Net Sales	(7%)		(17%)
Total	$1,077,913	43%	$751,706
Percentage of Total Net Sales	24%		20%

Total operating income in the first three quarters of 2024 increased 43% in absolute dollars and 400 basis points as a percent of revenue when compared to the year-ago period. The increase in operating income as a percent of revenue was due to increased sales, increased gross margin as a percent of revenue, and lower operating expenses as a percent of revenue, as described above. The improved performance in fitness, outdoor, marine, and auto OEM was partially offset by a decrease in aviation.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 28, 2024	39-Weeks Ended September 30, 2023
Interest income	$83,143	$54,461
Foreign currency gains	15,584	6,946
Other income	2,623	4,206
Total	$101,350	$65,613

The average interest rate returns on cash and investments during the 39-week periods ended September 28, 2024 and September 30, 2023 were 3.3% and 2.6%, respectively.

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

The $15.6 million currency gain recognized in the 39-week period ended September 28, 2024 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar within the 39-week period ended September 28, 2024. During this period, the U.S. Dollar strengthened 2.8% against the Taiwan Dollar, resulting in a gain of $19.6 million. The remaining net currency loss of $4.0 million was related to the impacts of other drivers, each of which was individually immaterial.

The $6.9 million currency gain recognized in the 39-week period ended September 30, 2023 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Australian Dollar, Chinese Yuan and Japanese Yen and U.S. Dollar volatility with the Polish Zloty within the 39-week period ended September 30, 2023. During this period, the U.S. Dollar strengthened 4.9% against the Taiwan Dollar, resulting in a gain of $21.1 million, partially offset by the U.S. Dollar strengthening 5.2% against the Australian Dollar, 4.6% against the Chinese Yuan, and 12.2% against the Japanese Yen, resulting in losses of $2.9 million, $2.9 million, and $2.8 million, respectively, while volatility with the Polish Zloty resulted in a net loss of $4.5 million as the loss in the third quarter more than offset gains in previous quarters. The remaining net currency loss of $1.1 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $203.6 million in the first three quarters of 2024, compared to income tax expense of $69.8 million in the first three quarters of 2023. The effective tax rate was 17.3% in the first three quarters of 2024, compared to 8.5% in the first three quarters of 2023. The increase in effective tax rate between comparative periods was primarily due to the increase in the combined federal and cantonal Switzerland statutory tax rate in response to the implementation of global minimum tax requirements.

Net Income

As a result of the above, net income for the 39-week period ended September 28, 2024 was $975.7 million compared to $747.5 million for the 39-week period ended September 30, 2023, an increase of $228.2 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of September 28, 2024, we had approximately $3.5 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2024 and 2023 were 3.3% and 2.6%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $948.6 million for the first three quarters of 2024, compared to $910.3 million for the first three quarters of 2023. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales as well as less cash paid for income taxes, partially offset by increases in cash paid for cost of goods sold and operating expenses in the first three quarters of 2024 compared to the first three quarters of 2023.

Cash used in investing activities totaled $190.8 million for the first three quarters of 2024, compared to $267.7 million for the first three quarters of 2023. The decrease was primarily due to a decrease in cash used for acquisitions and a decrease in purchases of property and equipment, partially offset by net purchases of marketable securities in the first three quarters of 2024, compared to net redemptions of marketable securities in the first three quarters of 2023.

Cash used in financing activities totaled $449.4 million for the first three quarters of 2024, compared to $486.2 million for the first three quarters of 2023. This decrease was primarily due to lower purchases of treasury shares under share repurchase plans and partially offset by higher cash dividend payments in the first three quarters of 2024 compared to the first three quarters of 2023.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of September 28, 2024, the Company had fixed lease payment obligations of $161.8 million, with $33.4 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of September 28, 2024, the Company had inventory purchase obligations of $847.2 million, with $673.2 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of September 28, 2024, the Company had other purchase obligations of $316.6 million, with $122.1 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 13-week and 39-week periods ended September 28, 2024 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 28, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 28, 2024 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. There have been no material changes during the 39-week period ended September 28, 2024 in the risks described in our Annual Report on Form 10-K. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended September 28, 2024, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 30, 2024 - July 27, 2024	38	$168.18	38	$283,896
July 28, 2024 - August 24, 2024	18	$176.22	18	$280,724
August 25, 2024 - September 28, 2024	60	$176.32	60	$270,198
Total	116		116

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended September 28, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On August 12, 2024, Douglas Boessen, Chief Financial Officer and Treasurer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 5,418 shares of our common shares, subject to certain conditions. The first trade date will not occur until December 16, 2024 at the earliest, and the plan's maximum duration is until May 1, 2025.

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

Exhibit 10.1*‡	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 25, 2024.

Exhibit 10.2*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees.

Exhibit 10.3*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees.

Exhibit 10.4*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

Exhibit 10.5*‡

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers.

Exhibit 10.6*‡

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers.

Exhibit 10.7*‡

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers.

Exhibit 10.8*‡

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

Dated: October 30, 2024