Form 10-K/A
period 2023-12-30
GARMIN LTD
filed 2024-11-29
CIK 1121788

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

Number of shares outstanding of the registrant’s common shares as of February 16, 2024:

Registered Shares, $0.10 par value – 191,777,417 (excluding treasury shares)

EXPLANATORY NOTE

Garmin Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “Original Report”), as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2024, in order to amend “Item 13. Certain Relationships and Related Transactions, and Director Independence.” The revisions to “Item 13. Certain Relationships and Related Transactions, and Director Independence” are solely to disclose related party transactions that were erroneously omitted from the Original Report and certain other disclosures related thereto. The disclosures were originally incorporated by reference to the Company’s proxy statement, which was filed with the SEC on April 24, 2024 (the “Proxy Statement”). Correspondingly, “Item 15. Exhibits and Financial Statement Schedules” has been restated to include the required certifications by the Company’s principal executive officer and principal financial officer, which are included as Exhibits 31.3 and 31.4, respectively.

Paragraphs 3, 4 and 5 of Exhibit 31.3 and 31.4 have been omitted in accordance with the SEC’s rules and guidance. Additionally, this Amendment No. 1 does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Report was made. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Garmin has adopted a written policy for the review by the Audit Committee of transactions in which Garmin is a participant and any related person will have a direct or indirect material interest in the transaction. This policy is generally designed to cover those related party transactions that would be required to be disclosed in a proxy statement, annual report on Form 10-K or registration statement pursuant to Item 404(a) of Regulation S-K. However, the policy is more encompassing in that the amount involved in a transaction covered by the policy must only exceed $60,000 while disclosure under Item 404(a) of Regulation S-K is required only if the amount involved exceeds $120,000. The policy defines the terms “transaction” and “related person” in the same manner as Item 404(a) of Regulation S-K.

If the nature of the timing of a related party transaction is such that it is not practical to obtain advance approval by the Audit Committee, then management may enter into it, subject to ratification by the Audit Committee. If ratification is not subsequently obtained, then management must take all reasonable efforts to cause the related person transaction to be null and void.

The Audit Committee will approve or ratify only those related party transactions that it determines in good faith are in, or are not inconsistent with, the best interests of Garmin and its shareholders. In making that determination, the Audit Committee shall consider all of the relevant facts and circumstances available to it, including the benefits to Garmin and whether the related party transaction is on terms and conditions comparable to those available in arms-length dealing with an unrelated third party that can provide comparable products or services.

The Audit Committee will also annually review ongoing related party transactions after considering all relevant facts and circumstances. The Audit Committee will then determine if those transactions should be terminated or modified based on whether it is still in the best interests, or not inconsistent with the best interests, of Garmin and its shareholders.

Related Party Transactions

Philip I. Straub, Executive Vice President, Managing Director-Aviation, Garmin International, Inc., has served as an executive officer of the Company since 2011. Mr. Straub has two family members who have been non-executive employees of Garmin International, Inc. since prior to 2011. One family member has received annual compensation from 2011 through 2023 ranging from over $120,000 to less than $300,000. The other family member has received annual compensation from 2014 (the first year in which such family member’s annual compensation exceeded $120,000) through 2023 ranging from over $120,000 to less than $300,000.

Susan Lyman, Vice President, Global Consumer Marketing, Garmin International, Inc., has served as an executive officer of the Company since February of 2024. Ms. Lyman has a family member who has been a non-executive employee of Garmin International, Inc. since prior to 2024 and who received annual compensation in 2023 of more than $120,000 but less than $300,000.

The compensation of Mr. Straub’s and Ms. Lyman’s family members described above was established by Garmin International, Inc. in accordance with its standard compensation practices and is consistent with other employees in similar positions with comparable qualifications, tenure and responsibilities. In addition to the annual compensation provided above, the family members of Mr. Straub and Ms. Lyman also received customary employee benefits available to all salaried employees in the United States.

In October 2024, the Company determined that such transactions had not previously been approved or ratified by the Company’s Audit Committee. Subsequently, the Audit Committee reviewed and ratified the related party transactions described above with respect to Mr. Straub and Ms. Lyman, including the annual compensation paid to their family members, which were not previously reported. Concurrently, the Audit Committee also approved and ratified three other similar related party transactions for which the amount of annual compensation involved exceeded the $60,000 threshold set forth in the Company’s Policy and Procedures with Respect to Related Person Transactions but was less than $120,000.

Director Independence

The information set forth in response to Item 407(a) of Regulation S-K under the heading “Proposal 5 – Re-election of five directors and election of one new director” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

Previously filed with the Original Report.

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

10.16*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

21.1‡	List of subsidiaries

23.1‡	Consent of Ernst & Young LLP

24.1‡	Power of Attorney (included in signature page of the Original Report)

31.1‡	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3▲	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4▲	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1‡	Garmin Ltd. Incentive Compensation Recovery Policy

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K.

‡ Filed with the Original Report.

† Furnished with the Original Report.

▲ Filed herewith this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Clifton A. Pemble
Clifton A. Pemble
President and Chief Executive Officer

Dated: November 29, 2024