Form 10-K
period 2024-12-28
GARMIN LTD
filed 2025-02-19
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 29, 2024 (based on the closing price of the registrant's common shares on the New York Stock Exchange for June 28, 2024) was approximately $25,279,000,000.

Number of shares outstanding of the registrant’s common shares as of February 14, 2025:

Registered Shares, $0.10 par value – 192,403,775 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders which will be filed no later than 120 days after December 28, 2024.	Part III

Garmin Ltd.

2024 Form 10-K Annual Report

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

Part I

Item 1. Business

Company Overview

For more than 35 years, Garmin Ltd. and its subsidiaries (collectively, we, our, us, the Company or Garmin) have pioneered new products, many of which feature location technology such as Global Positioning System (GPS), and applications that are designed for people who live an active lifestyle. Garmin serves five primary markets: fitness, outdoor, aviation, marine, and auto OEM. We design, develop, manufacture, market, and distribute a diverse family of GPS-enabled products and other navigation, communications, sensor-based and information products for these markets, as well as products installed by original equipment manufacturers (OEMs) and for aftermarket applications. Since the inception of its business, Garmin has delivered over 300 million products, which included more than 18 million products delivered during fiscal 2024.

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

In addition to GPS, Garmin products utilize other GNSS including the Russian Global Navigation Satellite System (GLONASS), the European Union Galileo system (Galileo), and the Chinese BeiDou Navigation Satellite System (BDS). Garmin products also use satellite-based augmentation systems (SBAS) including the U.S. Wide Area Augmentation System (WAAS), the Japanese MTSAT-based Satellite Augmentation System (MSAS), and the European Geostationary Navigation Overlay Service (EGNOS) for aviation Safety of Life (SoL) services. Garmin also uses localized satellite-based systems including the Quasi-Zenith Satellite System (QZSS) and the Indian Regional Navigation Satellite System (IRNSS), with an operational name of NavIC (Navigation with Indian Constellation).

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

•
Cycling Products: Garmin cycling products include cycling computers (with solar charging on select models), power meters, bike radars, cameras, smart lights, and speed and cadence sensors. Additionally, Garmin offers Tacx® indoor training equipment including smart and basic trainers, and a smart bike.

•
Smartwatch Devices: Garmin offers a wide range of smartwatch devices. The Garmin product offerings include GPS-enabled smartwatches, fashion-forward hybrid smartwatches with analog style displays, and activity tracking fitness bands. The smartwatch devices offered by Garmin are the Venu® series, vívoactive® series, vívomove® series, Lily® series, vívosmart® series, and Bounce™ series. Each series of smartwatch devices offered has unique features, all to enhance and promote healthy and active lifestyles. Features of the smartwatch devices, depending on the series and model, include wrist-based heart rate monitoring, AMOLED displays, ECG app, Garmin Pay, music storage capabilities, and 24/7 health monitoring.

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

•
Connect IQ: The Connect IQ™ application development platform enables third parties to create a variety of applications that run on a wide assortment of Garmin devices. Connect IQ provides developers with an easy-to-use software development kit (SDK) to facilitate development efforts in creating watch faces, applications, widgets, and data fields. These third-party applications are available for download by Garmin users via their mobile phone or computer and run on their compatible Garmin wearable, bike computer, golf, or outdoor handheld devices.

Outdoor

Garmin offers a broad range of products designed for use in outdoor activities. Garmin currently offers the following product categories within the Outdoor segment to consumers around the world:

•
Adventure Watches: Garmin adventure watches offer a wide range of features, including wrist-based biometrics, sports apps, solar charging, music storage capabilities, preloaded full-color purpose-built adventure mapping of topography, ski resorts, and golf courses, built-in LED flashlights, speakers, microphones, and Garmin Pay™, depending on the model. The fēnix® series is for active lifestyle users seeking a premium smartwatch experience. The Instinct® series offers features for users seeking a rugged and reliable outdoor GPS smartwatch. The tactix® series is for users looking for tactical-inspired features, such as night vision compatibility and stealth mode. The Enduro™ series is for users who want additional battery and solar charging enhancements to extend battery life. The MARQ® series collection of watches is for users seeking a luxury smart tool watch with premium materials.

•
inReach® and Garmin Response: Garmin offers several product lines that feature Garmin’s inReach capabilities. These devices include Iridium’s global satellite communication technology which, when combined with an active service plan, offers two-way text messaging, photo and voice messaging, weather forecasts, and S.O.S. capabilities while anywhere in the world, depending on the model. These S.O.S. capabilities are supported 24/7 by Garmin’s professionally trained associates at Garmin Response, our global emergency response coordination center.

•
Outdoor Handhelds and Satellite Communicators: Garmin offers devices under the Montana®, eTrex®, GPSMAP®, and inReach product lines. Devices range from basic waypoints navigators to advanced color touchscreen devices offering barometric altimeter, 3-axis compass, camera, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication using InReach technology, solar charging, and other features.

•
Golf Devices: Garmin golf devices are offered under the Approach® product line. The Approach series includes watches, laser range finders, launch monitors, simulators, club sensors, and handhelds. Garmin maintains a comprehensive collection of over 43,000 golf course maps to provide useful information during real or simulated rounds. Wearable and handheld golf devices provide yardage distances to the front, back, and middle of the green. In addition to course maps, the Approach R50 portable launch monitor and simulator provides swing metrics utilizing three different cameras, which can track more than 15 ball and club metrics, including measured spin rate and spin axis, providing precision analytics for every club, as well as the ability to play a simulated round on the built-in 10-inch touchscreen. The Garmin Golf™ mobile app also offers scoring, shot tracking, and performance tracking features, in addition to the Home Tee Hero virtual round simulator for subscribers.

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

•
Sportsman and Dog Devices: Garmin offers sportsman devices under the Xero® product line, including the Xero® C1 Pro Chronograph, which can measure projectile speeds from 100 to 5,000 feet per second. Garmin also offers a variety of dog tracking and training devices, including those under the Alpha®, PRO, BarkLimiter™, and Delta® product lines.

•
Dive Devices: Garmin offers the Descent™ dive computer watch series for users wanting diving functionality, including integrated air pressure monitoring, support for up to six gasses, and multiple dive modes. The Descent X50i large-format wearable dive computer provides additional functionality through a vibrant 3-inch touchscreen display. Garmin Descent transceivers allow users to monitor up to eight tanks when under water, viewing air pressure, depth, use rate and time remaining for multiple types of diving when paired with a compatible air-integrated Descent dive computer.

Aviation

Garmin designs, manufactures, and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into aircraft OEM applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

Garmin has developed innovative products and technologies serving general aviation, business aviation, rotorcraft, and experimental/light sport markets. Our solutions are available for all aircraft categories and classes; from small piston and electric-powered general aviation aircraft to large business jet aircraft, as well as a wide-ranging variety of helicopters, including those serving critical public service and oil/gas missions.

Garmin also provides highly differentiated products and service solutions to other growth markets such as commercial air-carrier, military and defense, electric aircraft, and the Advanced Air Mobility / eVTOL space. By offering products such as Commercial Off-The-Shelf (COTS) and mission-optimized solutions to military and defense contractors/customers, and products tested and optimized for high duty cycle commercial aviation operations, Garmin is emerging as a strong competitor in these business arenas.

Garmin currently offers the following products, systems, and services to the global aviation market:

•
Integrated Flight Decks: Known for defining the integrated flight deck (IFD) space in general aviation and light business aviation applications, Garmin recently introduced its third-generation IFD offering to OEMs and retrofit IFD applications. These solutions can be scaled for any size aircraft and rotorcraft, featuring communication and navigation, weather information, terrain and traffic awareness and avoidance, aircraft performance, and automated safety solutions.

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

•
Automatic Flight Control Systems and Safety-Enhancing Technologies: Garmin offers scalable flight control systems with unique integrated safety features for aircraft and rotorcraft. Our Autopilots, and Autonomí™ safety-enhancing solutions cover a wide spectrum of aircraft, from super mid-size cabin business jets and helicopters to light general aviation aircraft. Garmin’s award-winning Autoland system will autonomously land the aircraft in the event the pilot is not able to do so, and Smart Glide™ will assist a pilot to get to the nearest airport in the event of the loss of engine power. We also offer an innovative Smart Rudder Bias system that can help the pilot maintain control of a twin-engine aircraft in the event of an engine failure.

•
Audio Control Systems: Garmin produces a broad array of cutting-edge audio systems, including panel-mount and remote-mounted units, incorporating features such as Bluetooth connectivity, voice command technology, and integrated intercoms.

•
Engine Indication Systems: Garmin offers a variety of stand-alone and integrated advanced engine indication systems for piston and turbine-powered aircraft with comprehensive data-logging capabilities as well as wireless data offloading, cloud storage and analysis capability through our flyGarmin.com online services portal.

•
Traffic Awareness and Avoidance Solutions: Garmin offers an array of traffic advisory and collision avoidance systems, including TAS and TCAS / ACAS solutions, with applications in all types of aircraft.

•
ADS-B and Transponders: Garmin offers a full lineup of ADS-B and transponder solutions, including ADS-B “Out” compliant solutions as well as ADS-B “In” and Bluetooth capable units that allow pilots to connect to their mobile device to display ADS-B traffic and weather. Our ADS-B solutions also enable safety technologies like Runway Occupancy Awareness and CDTI-Assisted Visual Separation.

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

•
Cartography: Garmin is a leading supplier of cartography for the recreational marine market. Garmin Navionics Vision+™ and Navionics Platinum+™ charts are compatible with most major chartplotters and MFDs on the market. Major features include the patented Auto Guidance+™ routing technology, satellite imagery, and 3D views.

•
Fishfinders: Garmin offers an advanced line of fishfinders, the Striker™ series, which incorporates GPS technology enabling Garmin Quickdraw™ Contours, and wireless features through the ActiveCaptain and StrikerCast mobile apps.

•
SONAR: Garmin offers the LiveScope™ sonar system producing high resolution, live sonar views showing the true action under water. LiveScope provides real-time, high-resolution images that can be seen in downward, perspective, and forward-looking views for locating the fish and seeing what is coming before you get there. The Panoptix™ line shows detailed 3D underwater views of fish and structure under your boat with real-time images up to 1,000 feet deep. Garmin’s CHIRP “black-box” sounders and CHIRP transducers interface with Garmin MFDs to enhance their utility by providing the deep-water sounders and fishfinder functions in a remote mounted package.

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

•
RADAR: Garmin offers high-tech solid state Fantom™ radar with MotionScope™ Doppler technology, lowering system power consumption and increasing reliability, while greatly improving situational awareness of the captain. Fantom radars are available in both radome and open array radar products with compatibility to any network-compatible Garmin chartplotter. Garmin also offers a full line of magnetron radars with up to 25kW of transmit power.

•
Instruments: Garmin offers NMEA 2000 and NMEA 0183 compliant instrument displays and sensors that show data from multiple remote sources on one screen.

•
VHF Communication Radios: Garmin offers a full line-up of marine VHF radios and Automatic Identification System (AIS) transceivers with the latest feature sets including integrated GPS receivers for the communication needs of all types of mariners. Garmin radios are NMEA 2000 compatible, offer multi-station support, and monitor all AIS channels.

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

•
Audio: Garmin’s audio brands, Fusion® and JL Audio®, offer premium audio products and accessories, including head units, speakers, amplifiers, subwoofers, and other audio components. These products are designed specifically for the marine, powersports, aftermarket automotive, RV, and home environments, offering premium sound quality and supporting many connectivity options for integrating with MFDs, smartphones, and Garmin wearables.

•
Digital Switching: Garmin offers digital switching products under the EmpirBus™ product line. The Garmin EmpirBus products provide power distribution and control solutions for marine and RV applications which enable advanced logic controls and automation to add smart electrical system features in a boat or RV. The system features fully customizable graphics and user interface that can be controlled through Garmin’s marine multi-function displays and RV OEM products.

•
Trolling Motors: Garmin offers the Force® Trolling Motor series, powerful, efficient trolling motors with built-in CHIRP and Ultra High-Definition ClearVü™ and SideVü™ sonar. The product line includes the Force Kraken with sizes from 48” to 90” shaft length and a smaller mounting footprint. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

•
Lighting: Garmin is a premier supplier of above water and below water lighting for marine and RV markets under the Lumishore® name. The Lumishore product lines include single color, dual color, and full RGB lighting opens in a variety of power levels and installation options. These high-performance products offer zone control, automation, including audio inputs and integrate with Garmin’s MFD/mobile app systems.

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

Sales and Marketing

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for our products while maintaining high quality standards to ensure end-user satisfaction. Our products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, and OEMs. We also sell our products and services directly through our online webshop (garmin.com), subscriptions for connected services, and our own retail stores. During 2024, the Company’s net sales through its direct distribution channels accounted for greater than 10% of total net sales. Marketing support is provided geographically from Garmin’s offices around the world.

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

Garmin believes that its principal competitors for fitness products are Apple, Bryton, Coros, Elite, Fitbit (Google), Huawei, Oura, Polar, Samsung, SRAM, Suunto, Wahoo Fitness, Whoop, Xiaomi, Zepp Health, and Zwift. Garmin believes that its principal competitors for outdoor product lines are Apple, Casio, Coros, Dogtra, Globalstar, Infinition, Rand McNally, Samsung, Shearwater Research, SportDOG, Suunto, TAG Heuer, Tissot, TomTom, Trackman, Uneekor, Vista Outdoor, and Zoleo. Garmin considers its principal avionics competitors to be Aspen Avionics, Avidyne, Dynon Avionics, ForeFlight / Jeppesen (Boeing), Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Solutions and Support Inc., Collins Aerospace (Raytheon), Safran, Thales, and Universal Avionics Systems Corporation. For marine products, Garmin believes that its principal competitors are Furuno, Johnson Outdoors, Navico (Brunswick), and Raymarine (Teledyne). Garmin believes that its principal competitors for auto OEM infotainment solutions are Alpine Electronics, Aptiv, Bosch, Continental, Harman (Samsung), Panasonic, and Visteon.

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

Manufacturing and Operations

Garmin believes one of its core technology competencies is its vertically integrated manufacturing capabilities at its facilities in Taiwan, the U.S., the Netherlands, Poland, and China. Garmin believes that operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

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

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China, Netherlands, and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization (ISO). Garmin’s automotive operations in Taiwan, China, Poland, and Olathe have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe, Kansas and Salem, Oregon aviation operations in the U.S. have achieved certification to AS9100, a quality standard for the aviation industry. Garmin has also implemented multiple health and safety management systems and achieved certification to the ISO 45001 standard for Health and Safety Management at facilities in the U.S., Taiwan, Poland, and China.

Time to Market: Garmin uses multi-disciplinary teams of design engineers, process engineers, and supply chain specialists to develop products, allowing them to quickly move from concept to manufacturing. This integrated ownership provides inherent flexibility to enable faster time to market.

Materials

Garmin purchases components from a large number of qualified suppliers. Although many components essential to Garmin’s business are generally available from multiple sources, certain key components are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks. For these components, we have limited near-term flexibility to use other suppliers if a current vendor becomes unavailable or is unable to meet our requirements. Extended disruptions at these suppliers could impact our ability to meet customer demand due to component shortages or increased lead times, or cause us to incur higher product costs. However, we mitigate this risk by holding safety stock, and we believe these potential disruptions would not disproportionately disadvantage us relative to our competitors due to our vertical integration strategy, which provides opportunities to quickly deploy new product designs.

Seasonality

Our net sales are subject to seasonal fluctuation. Sales of our consumer products are generally highest in the fourth quarter due to increased demand during the holiday buying season, and many marine products experience increased demand in the first and second quarters in advance of the summer boating season. Sales of our consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect our proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.

As of December 28, 2024, Garmin has been issued over 1,970 patents throughout the world and holds more than 1,190 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. We believe that our continued success depends on the intellectual skills of our employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

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

As of December 28, 2024, the Company had approximately 21,800 full and part-time employees worldwide, of whom approximately 7,700 were in the Americas region, 11,100 were in APAC (Asia Pacific and Australian Continent), and 3,000 were in EMEA (Europe, the Middle East, and Africa). Garmin’s vertical integration model enables us to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 6,000 people worldwide as of December 28, 2024. Garmin’s manufacturing staff, which numbered approximately 10,100 people worldwide as of December 28, 2024, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

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

We offer a range of generous benefits programs to our employees that enable us to attract and retain leading talent. In addition to salaries, these programs (which vary by country/region) include stock compensation, savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. We also invest significant resources in our talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Business Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

We support local community engagement initiatives where we have a business presence, and we provide opportunities for employees to give back to those communities. One such initiative is through active engagement in Science, Technology, Engineering, and Math (“STEM”) community outreach programs. Our strategic aim in these educational programs is to educate and encourage local students of all backgrounds to pursue careers in the engineering field.

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected.

Business Risks

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, overall demand for our products could decrease to the extent that lost sales and profits are not entirely offset.

A significant portion of our revenue has been, and we expect in the future will continue to be, derived from sales of newly introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and regulations and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards, regulatory requirements or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

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

The markets for many of our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. These competitors have been able to replicate certain features offered by some of our products and services or respond more rapidly to emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products or secure better product positioning with retailers. In addition, some of our original equipment manufacturer (OEM) customers may develop in-house equipment and components that they currently purchase from us. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could materially adversely affect our business, financial condition and results of operations.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities for consumer products are located in Taiwan. The People’s Republic of China, also referred to as the PRC, asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan, by force if necessary, without a clear triggering event. In this scenario, Garmin’s manufacturing facilities and suppliers based in Taiwan could be subject to disruptions that could have a material negative impact to our operations. The United States' relations with Taiwan are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. China's relations with Taiwan may also be influenced by changes in relations between the U.S. and China. Deviations from the "one-China" policy or other conflicts or disputes could lead to adverse changes in China-U.S. and China-Taiwan relations and could materially adversely affect our manufacturing operations and suppliers based in Taiwan, which could materially adversely affect our business, financial condition and results of operations and the market price and the liquidity of our shares.

We have made and expect to continue making significant investments in the auto OEM segment, the associated cost of which may negatively impact total company profits if auto OEM segment revenue significantly declines.

We have been awarded several tier-one and tier-two auto OEM supplier contracts. To fulfill the associated program commitments, we have invested significantly in facilities, research and development, and other operating expenses and expect to continue doing so. Operating margins associated with these auto OEM programs will negatively impact consolidated operating margin as auto OEM revenue increases as a percentage of consolidated revenue. If we are not successful in winning additional contracts, substantially leveraging our past and future investments, and implementing and maintaining efficient manufacturing processes, the auto OEM segment’s contributions to total company profits may be negatively impacted. We may incur substantial restructuring costs if we are unable to generate profits from auto OEM contracts.

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

The Company and its global supply chain have experienced and are expected to continue to be exposed to information technology system failures and network disruptions including those caused by natural disasters, human error, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, and ransomware or other cybersecurity incidents.

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

We have in the past experienced, and expect to continue to experience, malicious attacks and other attempts to gain unauthorized access to our systems that seek to compromise the confidentiality, integrity or availability of proprietary and confidential information. A breach of our security systems and procedures or those of others in our global supply chain could result in significant data losses or theft of our intellectual property, confidential and proprietary information, or that of our business partners, as well as our users’ or employees' personal information, which could compromise our competitive position, reputation, operating results, and financial condition. Also, if we fail to reasonably maintain the security of our intellectual property, confidential and proprietary information, or that of our business partners, or the personal information of our users or employees, we may be subject to private litigation, government investigations, regulatory proceedings, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Our business would suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be difficult. The overall shortage in qualified workforce personnel has increased and in the future may continue to increase our compensation costs in order for us to retain such personnel. If we fail to hire and retain qualified employees, our business and growth prospects will be harmed.

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

Our products and services, or those of our OEM customers in which our products are installed, could be affected by design and manufacturing defects. There can be no assurance we will be able to detect and fix all issues and defects in our products and services, and may have limited ability to respond to those impacting our OEM customers. Failure to do so can result, and in the past has resulted in recalls, product replacements or modifications, and may cause reputational harm, and significant warranty and other expenses, which could have a material adverse impact on our business, financial condition and results of operations.

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

Many of our products rely on the Global Positioning System and other satellite systems.

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

GPS is operated by the U.S. Government, which is currently committed to maintenance and improvement of GPS; however, if the policy were to change, and commercial access to GPS was no longer supported by the U.S. Government, or if user fees or other restrictions were imposed, it could have a material adverse effect on our business, financial condition and results of operations.

Products and services that rely on the Global Navigation Satellite System (GNSS) are vulnerable to external interference, such as jamming and spoofing. Jamming is a deliberate disruption of signals, which prevents a device from determining its location, while spoofing involves transmitting signals that mislead a receiver with a false location. Although jamming and spoofing equipment are typically used in military campaigns, such equipment available commercially can also result in jamming and spoofing. While there are regulations that prohibit the use of jamming and spoofing equipment, if GNSS signals used by our products are disrupted or manipulated it could limit or compromise the location-based features of our products.

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

Some of our products and services also operate using satellite communications systems operated by third parties, such as Iridium Communications Inc. and its subsidiaries. Any disruption to these satellite communications systems or extended periods of reduced service by these systems could result in lost customers or revenue. If Garmin is unable to maintain contracts with the third parties that operate these satellite communications systems, the communications features of the products and services that leverage these systems would no longer function.

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum; our products may be subject to harmful interference from new or modified spectrum uses.

Our Global Positioning System (GPS) technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s GPS satellites. GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority on how each band is used. In the United States, the FCC and the National Telecommunications and Information Administration (NTIA) share responsibility for radio frequency allocations and spectrum usage regulations.

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

Macroeconomic and Industry Risks

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

Economic and political conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete. We have operations outside the United States that make up a significant portion of our total revenue, which can present challenges depending on economic and geopolitical conditions on both a global and regional scale. Adverse economic conditions, including higher interest rates, inflation, higher fuel prices, higher unemployment, or recession, could adversely affect demand for the Company's products and services. Economic weakness or constrained consumer and business spending has in the past resulted in periods of decreased revenue, and could in the future result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations.

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

A shut down of airspace or imposition of restrictions on general aviation would harm our business. A shutdown of airspace could cause reduced sales of our general aviation products and delays in the shipment of our products manufactured in our Taiwan manufacturing facilities to our global distribution facilities, thereby adversely affecting our ability to supply new and existing products to our dealers and distributors.

Legal and Regulatory Compliance Risks

Changes to trade regulations, including trade restrictions, sanctions, tariffs, or duties, could significantly harm our results of operations.

Restrictions on international trade, such as sanctions, tariffs, duties and other governmental controls on imports or exports of goods, could adversely affect our business. For example, tensions between the U.S. and the PRC have led to a series of tariffs being imposed by the U.S. on imports from the PRC. Many other countries have considered or imposed similar measures. Certain of our products are subject to tariffs and duties imposed by customs authorities of the countries in which they are imported. Those tariffs and duties are based on the classifications of those products, which are routinely subject to review by the customs authorities. We are unable to predict whether those authorities will change the determination of the classifications of any of our products. Any such changes could result in additional tariffs, duties, or other restrictions on the importation of our products.

The U.S. and other countries may announce new or changed restrictions with little advance notice, which can create uncertainty and result in other countries implementing retaliatory restrictions. The imposition of new or enhanced sanctions, tariffs or duties, or any selective or inconsistent application relating to any new or enhanced sanctions, tariffs or duties, could have a substantial adverse effect on our business, results of operations, and financial condition.

Changes in applicable tax laws or resolutions of tax disputes could result in adverse tax consequences to the Company.

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, tax regulations, or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the U.S., Switzerland, Taiwan, and United Kingdom (U.K.). We cannot predict the outcome of any specific legislative proposals.

Additionally, the determination of our global provision for income taxes and other tax liabilities requires significant judgment and often involves uncertainty. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, most notably in the area of transfer pricing. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation or the ultimate tax outcome could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on the Company’s future income tax provision, net income.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations, including the establishment of a global minimum tax rate of 15%. Many countries in which Garmin operates have implemented, or are in the process of implementing, global minimum tax legislation. The implementation of global minimum tax and certain other tax legislation could have a material adverse impact on the Company’s future income tax provision, net income, or cash flows.

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the company's primary location for research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we have obtained advanced pricing agreements with the relevant jurisdictions.

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

Our global operations are subject to complex and changing laws and regulations, including those in the following areas: telecommunications; environmental, health and safety; labor and employment; intellectual property ownership and infringement; antitrust; data privacy and security; consumer protection; product liability; anticorruption; import, export and trade; foreign exchange controls; anti–money laundering; and tax.

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

Federal Aviation Administration (FAA) certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted and may in the future result in our being required to pay compensation to our customers. Additionally, if FAA operations are shut down or FAA employees are furloughed due to partial or complete government shutdowns or reduced FAA budgets, the required FAA certification of our avionics products and of the production, sale and registration of aircraft that use our avionics products could be delayed. Therefore, such inabilities or delays could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could have an adverse effect on our business, financial condition and results of operations.

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

Financial Risks

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

Gross margins in some of our segments are volatile and could decline in the future due to competitive price reductions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of other factors, including product mix, foreign exchange rates, tariffs, freight and component costs, manufacturing facility utilization, and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. To the extent that such cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

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

Historically, our revenues have been lower in the first quarter of each fiscal year as many of our devices are highly consumer-oriented, and consumer buying is traditionally lower in this quarter. However, this can fluctuate based on the timing of new product launches. Sales of many of our consumer products have been highest in our fourth fiscal quarter due to increased consumer spending patterns on electronic devices during the holiday season, and many marine products experience increased demand in the first and second quarters in advance of the summer boating season. Our aviation and auto OEM products do not experience much seasonal variation but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Risks Relating to Ownership of Our Shares

The volatility of our share price could adversely affect investment in our common shares.

The market price of our shares has been, and may continue to be, highly volatile. During 2024, the closing price of our shares ranged from a low of $119.49 to a high of $220.77. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including but not limited to:

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
•
changes and proposed changes in applicable tax laws, tax rates, tariffs and duties;
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

As of January 23, 2025, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 19% of our outstanding shares. Accordingly, these shareholders may be able to determine the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have a significant effect in delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

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

Under current Swiss law, distributions in excess of unappropriated capital contribution reserves are generally subject to Swiss federal withholding tax of 35%. If we are unable to pay a dividend out of unappropriated capital contribution reserves, any such dividend would be subject to Swiss withholding taxes. Additionally, there can be no assurance that our shareholders will approve a dividend out of or in excess of capital contribution reserves, or that Swiss withholding rules will not be changed in the future, or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of capital contribution reserves becoming subject to additional corporate law or other restrictions.

As of December 28, 2024, we had $3,640 million of unappropriated capital contribution reserves available from which the Company may make dividend payments. When the capital contribution reserves are fully utilized, the Swiss federal withholding tax must be withheld from the gross dividend distribution and paid to the Swiss federal Tax Administration. A shareholder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax. For example, a U.S shareholder that qualifies for benefits under the current Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). A Swiss domiciled shareholder may be eligible to utilize the amount withheld as a recoverable tax credit against their Swiss tax liability.

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

Item 2. Properties

Garmin and its subsidiaries own and lease physical properties around the world. Depending on location, the properties could be used for manufacturing, warehousing, research and development, office space, retail, or a combination of activities. Due to the nature of the activities conducted at the Company’s properties and its vertically integrated operations, properties typically serve multiple segments and are not allocated to any one segment.

Principal properties of Garmin include approximately 2,244,000 square feet of owned facilities located in Olathe, Kansas, approximately 255,000 square feet of owned and leased facilities located across various locations in the United Kingdom, approximately 319,000 square feet of leased facilities located in Wroclaw, Poland, and approximately 1,847,000 square feet of owned facilities located across various locations in Taiwan. These properties are considered principal properties due to the nature of the business activities carried out at each location. Garmin also owns and leases additional properties for office, design, distribution, service, manufacturing, retail, warehousing and other purposes throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and properties are in good operating condition and are suitable for the conduct of its business.

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

The Company settled or resolved certain matters during the fiscal year ended December 28, 2024 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Information about our Executive Officers

Garmin’s executive officers as of February 19, 2025 were as follows:

Name	Office	Age
Dr. Min H. Kao	Executive Chairman	76
Clifton A. Pemble	President and Chief Executive Officer	59
Douglas G. Boessen	Chief Financial Officer and Treasurer	62
Patrick G. Desbois	Co-Chief Operating Officer	56
Bradley C. Trenkle	Co-Chief Operating Officer	45
Joshua H. Maxfield	Vice President, General Counsel and Assistant Secretary	52
Danny J. Bartel	Vice President, Global Consumer Sales	75
Sean M. Biddlecombe	Managing Director, EMEA	60
Edward J. Link	Vice President, Information Technology	62
Susan C. Lyman	Vice President, Global Consumer Marketing	59
Laurie A. Minard	Vice President, Human Resources	58
Matthew W. Munn	Executive Vice President, Managing Director – Auto OEM	63
Philip I. Straub	Executive Vice President, Managing Director – Aviation	54
Wang Cheng-Wei	General Manager, Garmin Corporation	60

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

Patrick G. Desbois has served as co-Chief Operating Officer of Garmin Ltd. since July 2024. He joined Garmin in November 2011 as Vice President, Executive Office and also served as Executive Vice President, Operations of Garmin International, Inc., a principal subsidiary of Garmin Ltd.

Bradley C. Trenkle has served as co-Chief Operating Officer of Garmin Ltd. since July 2024. Since joining Garmin in 2002 as a Software Engineer, he has held various leadership positions at the Company, including Vice President, Outdoor Segment of Garmin International, Inc. Mr. Trenkle also serves as a director and officer of various Garmin subsidiaries.

Joshua H. Maxfield has served as Vice President, General Counsel and Assistant Secretary of Garmin Ltd. since July 2024. Since joining Garmin in August of 2006 as a Senior Staff Attorney, he has held various other positions, including Associate General Counsel-Corporate. Mr. Maxfield also serves as a director and officer of various Garmin subsidiaries.

Danny J. Bartel has served as Vice President, Worldwide Sales of Garmin International, Inc. since October 2006. Since joining Garmin as a Sales Manager in November 1992, he has held various other positions, including Senior Director Worldwide Sales, Director Consumer Sales and Director International Marketing. Mr. Bartel also serves as a director and officer of various other Garmin subsidiaries.

Sean M. Biddlecombe has served as Managing Director, EMEA for Garmin (Europe) Ltd., a principal subsidiary of Garmin Ltd., since February 2011. He joined Garmin in February 1994 as General Manager of Garmin (Europe) Ltd. Mr. Biddlecombe also serves as a director and officer of various other Garmin subsidiaries.

Edward J. Link has served as Vice President, Information Technology of Garmin International, Inc. since July of 2007. He joined Garmin in December of 2006 as Director, Information Technology.

Susan C. Lyman has served as Vice President, Global Consumer Marketing of Garmin International, Inc. since June 2016. Since rejoining Garmin in 2010, she has held the positions of Product Manager, Team Leader Marketing and Director Marketing. Ms. Lyman previously worked for Garmin as a Marketing Manager from 1996 to 1999.

Laurie A. Minard has served as Vice President, Human Resources of Garmin International, Inc. since July 2007. Since joining Garmin in March 1996, she has held the positions of Human Resources Specialist and Director, Human Resources.

Matthew W. Munn has served as Executive Vice President, Managing Director – Auto OEM of Garmin International, Inc. since July 2024. He joined Garmin in May 2011 as Vice President, Managing Director – Auto OEM.

Philip I. Straub has served as Executive Vice President, Managing Director - Aviation of Garmin International, Inc. since February 2017. Since joining Garmin in July 1993 as a Software Engineer, he has held various other positions, including Director of Engineering and Software Engineering Manager. Mr. Straub also serves as a director and officer of various other Garmin subsidiaries.

Wang Cheng-Wei has served as General Manager of Garmin Corporation, a principal subsidiary of Garmin Ltd., since April 2019. Since joining Garmin in July 1992, he has served in various other positions, including as a Supervisor, Manager, Director and Assistant General Manager of Garmin Corporation. Mr. Wang also serves as a director and officer of various other Garmin subsidiaries.

All executive officers are elected or appointed annually and hold office until their successors are chosen and qualify or until their removal or resignation. There are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer. There is no family relationship among any of the executive officers.

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since December 7, 2021, Garmin’s shares have traded on the New York Stock Exchange under the symbol "GRMN". Prior to December 7, 2021, Garmin's shares were traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000 (the “IPO”). As of January 31, 2025, there were 297 shareholders of record.

We refer you to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended December 28, 2024, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 29, 2024 - October 26, 2024	112	$165.82	112	$251,610
October 27, 2024 - November 23, 2024	24	$189.96	24	$247,051
November 24, 2024 - December 28, 2024	46	$213.44	46	$237,233
Total	182		182

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

The graph below matches Garmin Ltd.'s cumulative 5-Year total shareholder return on common shares with the cumulative total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends) from December 28, 2019 (“12/28/19”) to December 28, 2024 (“12/28/24”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Garmin Ltd., the S&P 500 Index and the S&P 500 Consumer Discretionary Index

$300
$250
$200
$150
$100
$50
$0
12/28/19
12/26/20
12/25/21
12/31/22
12/30/23
12/28/24
Garmin Ltd.
S&P 500
S&P 500 Consumer Discretionary

*$100 invested on 12/28/19 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/28/19	12/26/20	12/25/21	12/31/22	12/30/23	12/28/24
Garmin Ltd.	100.00	125.14	142.59	100.81	144.25	239.08
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Consumer Discretionary	100.00	133.30	165.87	104.45	148.74	193.57

The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments during the fiscal years ended December 28, 2024 and December 30, 2023 and a year-to-year comparison of these two fiscal years. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed above in Item 1A. Discussion regarding our results of operations for the fiscal year ended December 31, 2022 and a year-to-year comparison between the fiscal years ended December 30, 2023 and December 31, 2022 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

Garmin’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Fiscal years 2024 and 2023 each contained 52 weeks, and fiscal year 2022 contained 53 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to "we", "us", "our", "the Company" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Net sales are subject to seasonal fluctuation. Typically, sales of our consumer products are highest in the fourth quarter due to increased demand during the holiday buying season, and many marine products experience increased demand in the first and second quarters in advance of the summer boating season. Sales of our consumer products are also influenced by the timing of the release of new products. Our aviation and auto OEM products do not experience much seasonal variation but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Cost of Goods Sold and Gross Profit

Raw material costs are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower-cost or more readily available components.

We believe that our flexible production model allows our factories to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in other locations.

Shipping and handling costs associated with the transportation and delivery of our products are included in cost of goods sold. Such costs fluctuate due to a number of factors, including market pricing and the mix of modes of transportation we utilize.

Sales price variability, including that which is associated with foreign currency fluctuations, has had and can be expected to have an effect on our gross profit. Our consolidated gross margin, representing gross profit as a percentage of net sales, is also dependent on segment mix and product mix within each segment.

Research and Development

The majority of our research and development costs represent engineering personnel costs, costs of test equipment and components used in product and prototype development, and outside product development costs.

We are committed to increasing the level of innovative design and development of new products as we strive to expand our ability to serve our existing consumer and aviation markets as well as new auto OEM programs and new markets for active lifestyle products.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•
advertising costs associated primarily with media advertising, cooperative advertising with our retail partners, point of sale displays, and sponsorships;
•
information systems and infrastructure costs;
•
salaries for sales, marketing and product support personnel;
•
salaries and related costs for executives and administrative personnel;
•
marketing, and other brand building costs;
•
finance and legal costs;
•
human resource costs;
•
travel and related costs; and
•
occupancy and other overhead costs.

Results of Operations

In the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's consolidated statements of income, which management believes to be a more meaningful presentation. Results for the 52-week and 53-week periods ended December 30, 2023 and December 31, 2022, respectively, have been recast to conform to current period presentation. This change had no effect on the Company’s consolidated operating or net income.

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	100%	100%	100%
Cost of goods sold	41%	43%	42%
Gross profit	59%	57%	58%
Operating expenses:
Research and development	16%	17%	17%
Selling, general and administrative	18%	19%	19%
Total operating expenses	33%	37%	37%
Operating income	25%	21%	21%
Other income (expense), net	2%	2%	1%
Income before income taxes	27%	23%	22%
Income tax provision (benefit)	5%	(2)%	2%
Net income	22%	25%	20%

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

52-Weeks Ended December 28, 2024	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,774,487	$1,961,990	$876,614	$1,073,192	$610,620
Cost of goods sold	742,480	655,585	220,105	479,065	503,113
Gross profit	1,032,007	1,306,405	656,509	594,127	107,507

Total operating expenses	549,335	603,675	445,142	358,117	146,292

Operating income (loss)	$482,672	$702,730	$211,367	$236,010	$(38,785)

52-Weeks Ended December 30, 2023	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224
Cost of goods sold	627,731	624,290	220,341	425,650	325,285
Gross profit	716,906	1,072,861	625,988	491,261	97,939

Total operating expenses	484,705	557,607	399,588	311,832	159,063

Operating income (loss)	$232,201	$515,254	$226,400	$179,429	$(61,124)

53-Weeks Ended December 31, 2022	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,109,419	$1,770,275	$792,799	$903,983	$283,810
Cost of goods sold	557,002	670,867	219,736	412,526	193,380
Gross profit	552,417	1,099,408	573,063	491,457	90,430

Total operating expenses	447,679	526,127	359,877	276,153	169,094

Operating income (loss)	$104,738	$573,281	$213,186	$215,304	$(78,664)

Net Sales

Net Sales	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022
Fitness	$1,774,487	32%	$1,344,637	21%	$1,109,419
Percentage of Total Net Sales	28%		26%		23%
Outdoor	1,961,990	16%	1,697,151	(4%)	1,770,275
Percentage of Total Net Sales	31%		32%		36%
Aviation	876,614	4%	846,329	7%	792,799
Percentage of Total Net Sales	14%		16%		16%
Marine	1,073,192	17%	916,911	1%	903,983
Percentage of Total Net Sales	17%		18%		19%
Auto OEM	610,620	44%	423,224	49%	283,810
Percentage of Total Net Sales	10%		8%		6%
Total	$6,296,903	20%	$5,228,252	8%	$4,860,286

Net sales increased 20% in fiscal year 2024 when compared to the year-ago period. Total unit sales increased approximately 15% to 18.6 million units in 2024 from 16.2 million units in 2023. Outdoor revenue represented the largest portion of our revenue mix at 31% in 2024, compared to 32% in 2023.

The increase in fitness revenue was driven by sales growth across all product categories, led by strong demand for wearables. Outdoor revenue increased primarily due to sales growth in adventure watches. Aviation revenue increased primarily due to growth in OEM product categories. The increase in marine revenue was primarily driven by contributions from the Company's acquisition of JL Audio. Auto OEM revenue increased primarily due to increased shipments of domain controllers.

Gross Profit

Gross Profit	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022
Fitness	$1,032,007	44%	$716,906	30%	$552,417
Percentage of Segment Net Sales	58%		53%		50%
Outdoor	1,306,405	22%	1,072,861	(2%)	1,099,408
Percentage of Segment Net Sales	67%		63%		62%
Aviation	656,509	5%	625,988	9%	573,063
Percentage of Segment Net Sales	75%		74%		72%
Marine	594,127	21%	491,261	0%	491,457
Percentage of Segment Net Sales	55%		54%		54%
Auto OEM	107,507	10%	97,939	8%	90,430
Percentage of Segment Net Sales	18%		23%		32%
Total	$3,696,555	23%	$3,004,955	7%	$2,806,775
Percentage of Total Net Sales	59%		57%		58%

Gross profit dollars in fiscal year 2024 increased 23%, primarily due to the increase in net sales compared to the year-ago period as described above. Consolidated gross margin increased 120 basis points when compared to the year-ago period due to higher margins within certain segments, partially offset by unfavorable segment mix.

The fitness, outdoor, and marine gross margin increases of 480 basis points, 340 basis points, and 180 basis points, respectively, were primarily attributable to lower costs of goods and favorable product mix. Gross margin remained relatively flat within the aviation segment. The auto OEM gross margin decrease of 550 basis points was primarily attributable to unfavorable product mix.

Operating Expense

Operating Expense	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022
Research and development expense	$993,601	10%	$904,696	8%	$834,927
Percentage of Total Net Sales	16%		17%		17%
Selling, general, and administrative expenses	1,108,960	10%	1,008,099	7%	944,003
Percentage of Total Net Sales	18%		19%		19%
Total	$2,102,561	10%	$1,912,795	8%	$1,778,930
Percentage of Total Net Sales	33%		37%		37%

Total operating expense increased 10% in absolute dollars and decreased 320 basis points as a percent of revenue in fiscal year 2024 compared to fiscal year 2023.

Research and development expense increased 10% in absolute dollars and decreased 150 basis points as a percent of revenue compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel costs.

Selling, general and administrative expense increased 10% in absolute dollars and decreased 170 basis points as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily attributable to increased personnel-related expenses and information technology costs.

Operating Income

Operating Income (Loss)	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023	Year-over-Year Change	53-Weeks Ended December 31, 2022
Fitness	$482,672	108%	$232,201	122%	$104,738
Percentage of Segment Net Sales	27%		17%		9%
Outdoor	702,730	36%	515,254	(10%)	573,281
Percentage of Segment Net Sales	36%		30%		32%
Aviation	211,367	(7%)	226,400	6%	213,186
Percentage of Segment Net Sales	24%		27%		27%
Marine	236,010	32%	179,429	(17%)	215,304
Percentage of Segment Net Sales	22%		20%		24%
Auto OEM	(38,785)	NM	(61,124)	NM	(78,664)
Percentage of Segment Net Sales	(6%)		(14%)		(28%)
Total	$1,593,994	46%	$1,092,160	6%	$1,027,845
Percentage of Total Net Sales	25%		21%		21%

NM - Represents that the percentage change is not meaningful.

Total operating income increased 46% in absolute dollars and increased 440 basis points as a percent of revenue in fiscal year 2024 compared to fiscal year 2023. The increase in operating income as a percent of revenue was due to increased sales, increased gross margin as a percent of revenue, and lower operating expenses as a percent of revenue, as described above. The improved performance in fitness, outdoor, marine, and auto OEM was partially offset by a decrease in aviation. Auto OEM experienced an operating loss in fiscal year 2024, and we expect auto OEM to experience an operating loss in 2025.

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 28, 2024	52-Weeks Ended December 30, 2023	53-Weeks Ended December 31, 2022
Interest income	$113,520	$77,302	$40,826
Foreign currency (losses) gains	(20,599)	26,434	(11,274)
Other income	8,486	4,460	7,577
Total	$101,407	$108,196	$37,129

The average interest rate returns on cash and investments during the 52-weeks ended December 28, 2024 and December 30, 2023 were 3.3% and 2.7%, respectively. Interest income increased primarily due to higher balances of cash and investments and higher yields on fixed-income securities.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar and Polish Zloty. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash and marketable securities, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $20.6 million currency loss recognized in fiscal 2024 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, and Australian Dollar, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During this period, the U.S. Dollar strengthened 5.5% against the Euro, 4.1% against the Polish Zloty, and 8.9% against the Australian Dollar, resulting in losses of $27.1 million, $11.3 million, and $8.7 million, respectively, partially offset by the U.S. Dollar strengthening 6.5% against the Taiwan Dollar, resulting in a gain of $36.4 million. The remaining net currency loss of $9.9 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision (Benefit)

	52-Weeks Ended December 28, 2024	52-Weeks Ended December 30, 2023	53-Weeks Ended December 31, 2022
Income before income taxes	$1,695,401	$1,200,356	$1,064,974
Income tax provision (benefit)	283,965	(89,280)	91,389
Effective tax rate	17%	(7)%	9%

The Company recorded income tax expense of $284.0 million for the fiscal year ended December 28, 2024. The Company recorded income tax benefit of $89.3 million for the fiscal year ended December 30, 2023, which included income tax benefit of $181.4 million recognized by the Company in the fourth quarter of 2023 related to the revaluation of Switzerland deferred tax assets and income tax benefit of $12.1 million recognized in the fourth quarter of 2023 related to auto OEM manufacturing tax incentives in Poland.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations, including the establishment of a global minimum tax rate of 15%. Many countries in which Garmin operates have implemented, or are in the process of implementing, global minimum tax legislation. Additionally, the Swiss canton of Schaffhausen passed legislation in 2023 that increased the cantonal corporate tax rate in 2024, resulting in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland. The increase in our effective tax rate in 2024 as compared to 2023 and 2022 is primarily due to the increase in the combined Switzerland statutory tax rate, while our effective tax rate in 2023 also benefited from the discrete impacts noted above.

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the Company's primary location for research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we have obtained advanced pricing agreements with the relevant jurisdictions.

Net Income

As a result of the various factors noted above net income increased 9% to $1,411.4 million from $1,289.6 million in the prior year.

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

Cash, Cash Equivalents, and Marketable Securities

As of December 28, 2024, we had approximately $3.7 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2024 and 2023 were 3.3% and 2.7%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 in the Notes to the Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,432.5 million for fiscal 2024, compared to $1,376.3 million for fiscal 2023. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales, partially offset by increases in cash paid for cost of goods sold and operating expenses in fiscal 2024 when compared to fiscal 2023.

Cash used in investing activities totaled $393.3 million for fiscal 2024, compared to $333.0 million for fiscal 2023. The increase was primarily due to an increase in net purchases of marketable securities in fiscal 2024 compared to net redemptions of marketable securities in fiscal 2023. This was partially offset by a decrease in cash used for acquisitions in fiscal 2024 compared to fiscal 2023.

Cash used in financing activities totaled $626.9 million for fiscal 2024, compared to $636.5 million for fiscal 2023. This decrease was primarily due to lower purchases of treasury shares under the share repurchase plan in fiscal 2024 compared to fiscal 2023. This was partially offset by an increase in dividends paid and an increase in purchases of treasury stock related to equity awards in fiscal 2024 compared to fiscal 2023.

Uses of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, and retail. As of December 28, 2024, the Company had fixed lease payment obligations of $195.4 million, with $36.6 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable. As of December 28, 2024, the Company had inventory purchase obligations of $891.9 million, with $731.9 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for indirect purchases in connection with conducting our business. As of December 28, 2024, the Company had other purchase obligations of $380.1 million, with $188.3 million payable within 12 months.

Other Uses of Cash

Net cash outlays for income taxes exceeded income tax expense in each of the 2024, 2023, and 2022 fiscal years, partially due to the provisions of the 2017 United States Tax Cuts and Jobs Act, which require us to capitalize certain research and development costs and amortize those costs on our U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred. Primarily as a result of these provisions, we expect net cash outlays for income taxes to again exceed income tax expense in fiscal 2025. Cash paid for taxes is also expected to increase in 2025 as compared to 2024, primarily due to the payment of taxes in arrears related to the intercompany transaction to migrate ownership of certain intellectual property from Switzerland to the United States.

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

The currencies that have historically created a majority of the Company’s exchange rate exposure include the Taiwan Dollar, Euro, and Polish Zloty. Garmin Corporation, headquartered in Xizhi, Taiwan, uses the local currency as the functional currency. The Company translates all assets and liabilities at year-end exchange rates and income and expense accounts at rates prevailing during the year. In order to minimize the effect of the currency exchange fluctuations on our net assets, we have elected to retain most of our Taiwan subsidiary’s cash and investments denominated in U.S. Dollars.

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

During fiscal year 2024, the Company incurred a net foreign currency loss of $20.6 million. The U.S. Dollar strengthened against the Euro, Polish Zloty and Australian Dollar, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. During fiscal 2024, the U.S. Dollar strengthened 5.5% against the Euro, and 4.1% against the Polish Zloty, and 8.9% against the Australian Dollar, resulting in losses of $27.1 million, $11.3 million and $8.7 million, respectively, partially offset by the U.S. Dollar strengthening 6.5% against the Taiwan Dollar, resulting in a gain of $36.4 million. The remaining net currency loss of $9.9 million was related to the impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2024 also resulted in a currency translation adjustment of $105.4 million within accumulated other comprehensive income (loss).

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 28, 2024 and December 30, 2023, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, Polish Zloty, Japanese Yen, and Australian Dollar would have resulted in an adverse impact on income before income taxes of approximately $100 million and $102 million, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 28, 2024 and otherwise have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with our available-for-sale debt securities will fluctuate accordingly.

The primary objectives of the Company’s investment policy are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be maturity. As of December 28, 2024 and December 30, 2023, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 28, 2024 and December 30, 2023, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $30 million and $25 million at December 28, 2024 and December 30, 2023, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 28, 2024, December 30, 2023, and December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and Subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2025, expressed an unqualified opinion thereon.

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

Measurement of Reserve for Unrecognized Income Tax Benefits

Description of the Matter

The Company accounts for uncertainty in income taxes in accordance with the FASB ASC 740 topic, Income Taxes. The Company operates in a multinational tax environment and is subject to tax laws, regulations and guidelines for intercompany transactions that have transfer pricing subjectivity. The Company uses significant judgment to evaluate uncertain tax positions and determine whether the threshold for recognition has been met and to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As discussed in Note 5 to the consolidated financial statements, the Company’s balance of gross unrecognized income tax benefits was $5.3 million at December 28, 2024, primarily related to transfer pricing positions.

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

Kansas City, Missouri

February 19, 2025

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$6,296,903	$5,228,252	$4,860,286
Cost of goods sold	2,600,348	2,223,297	2,053,511
Gross profit	3,696,555	3,004,955	2,806,775

Research and development expense	993,601	904,696	834,927
Selling, general and administrative expenses	1,108,960	1,008,099	944,003
Total operating expense	2,102,561	1,912,795	1,778,930

Operating income	1,593,994	1,092,160	1,027,845
Other income (expense):
Interest income	113,520	77,302	40,826
Foreign currency (losses) gains	(20,599)	26,434	(11,274)
Other income	8,486	4,460	7,577
Total other income (expense)	101,407	108,196	37,129

Income before income taxes	1,695,401	1,200,356	1,064,974
Income tax provision (benefit):
Current	373,608	250,446	233,844
Deferred	(89,643)	(339,726)	(142,455)
Total income tax provision (benefit)	283,965	(89,280)	91,389

Net income	$1,411,436	$1,289,636	$973,585

Basic net income per share	$7.35	$6.74	$5.06
Diluted net income per share	$7.30	$6.71	$5.04

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$1,411,436	$1,289,636	$973,585
Foreign currency translation adjustment	(105,358)	14,473	(149,396)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	23,734	34,446	(82,972)
Comprehensive income	$1,329,812	$1,338,555	$741,217

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$2,079,468	$1,693,452
Marketable securities	421,270	274,618
Accounts receivable, less allowance for doubtful accounts of $8,644 in 2024 and $7,152 in 2023	983,404	815,243
Inventories	1,473,978	1,345,955
Deferred costs	24,040	16,316
Prepaid expenses and other current assets	353,993	318,556
Total current assets	5,336,153	4,464,140

Property and equipment, net	1,236,884	1,224,097
Operating lease right-of-use assets	164,656	143,724
Noncurrent marketable securities	1,198,331	1,125,191
Deferred income tax assets	822,521	754,635
Noncurrent deferred costs	6,898	11,057
Goodwill	603,947	608,474
Other intangible assets, net	154,163	181,145
Other noncurrent assets	106,974	91,106
Total assets	$9,630,527	$8,603,569

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$359,365	$253,790
Salaries and benefits payable	210,879	190,014
Accrued warranty costs	62,473	55,738
Accrued sales program costs	108,492	98,610
Other accrued expenses	216,721	245,874
Deferred revenue	110,997	101,189
Income taxes payable	294,582	225,475
Dividend payable	144,349	139,997
Total current liabilities	1,507,858	1,310,687

Deferred income tax liabilities	103,274	114,682
Noncurrent income taxes payable	7,014	16,521
Noncurrent deferred revenue	28,321	36,148
Noncurrent operating lease liabilities	134,886	113,035
Other noncurrent liabilities	776	436

Stockholders’ equity:
Common shares (194,901 and 195,880 shares authorized and issued; 192,468 and 191,777 shares outstanding)	19,490	19,588
Additional paid-in capital	2,247,484	2,125,467
Treasury shares (2,433 and 4,103 shares)	(270,521)	(330,909)
Retained earnings	5,999,183	5,263,528
Accumulated other comprehensive income (loss)	(147,238)	(65,614)
Total stockholders’ equity	7,848,398	7,012,060
Total liabilities and stockholders’ equity	$9,630,527	$8,603,569

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating Activities:
Net income	$1,411,436	$1,289,636	$973,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,494	132,347	118,743
Amortization	39,241	45,225	45,110
(Gain) loss on sale or disposal of property and equipment	(4,903)	215	(2,083)
Unrealized foreign currency losses (gains)	26,889	(25,541)	(5,867)
Deferred income taxes	(88,137)	(340,774)	(143,286)
Stock compensation expense	137,162	101,422	76,801
Realized losses on marketable securities	8	62	986
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(196,256)	(129,120)	167,336
Inventories	(178,815)	244,506	(363,327)
Other current and noncurrent assets	(42,130)	7,887	72,185
Accounts payable	120,637	28,503	(131,268)
Other current and noncurrent liabilities	24,546	52,188	(71,756)
Deferred revenue	2,223	10,411	(2,379)
Deferred costs	(3,615)	(2,661)	3,591
Income taxes	43,691	(38,041)	49,888
Net cash provided by operating activities	1,432,471	1,376,265	788,259

Investing activities:
Purchases of property and equipment	(193,571)	(193,524)	(244,286)
Purchase of marketable securities	(507,518)	(170,681)	(1,051,994)
Redemption of marketable securities	309,166	183,372	1,164,116
Acquisitions, net of cash acquired	(16,444)	(150,853)	(13,455)
Other investing activities, net	15,034	(1,286)	495
Net cash used in investing activities	(393,333)	(332,972)	(145,124)

Financing activities:
Dividends	(572,355)	(558,769)	(679,096)
Proceeds from issuance of treasury shares related to equity awards	49,963	44,063	62,221
Purchase of treasury shares related to equity awards	(42,117)	(22,815)	(22,730)
Purchase of treasury shares under share repurchase plan	(62,348)	(98,988)	(201,012)
Net cash used in financing activities	(626,857)	(636,509)	(840,617)

Effect of exchange rate changes on cash and cash equivalents	(26,283)	7,460	(21,449)

Net increase (decrease) in cash, cash equivalents, and restricted cash	385,998	414,244	(218,931)
Cash, cash equivalents, and restricted cash at beginning of year	1,694,156	1,279,912	1,498,843
Cash, cash equivalents, and restricted cash at end of year	$2,080,154	$1,694,156	$1,279,912

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Supplemental disclosures of cash flow information

Cash paid during the year for income taxes	$333,795	$302,154	$184,809

Cash received during the year from income tax refunds	$14,391	$12,133	$7,786

Supplemental disclosure of non-cash investing and financing activities

Decrease in accrued capital expenditures related to purchases of property and equipment	$(2,900)	$(634)	$(4,320)

Change in marketable securities related to unrealized appreciation (depreciation)	$31,308	$45,506	$(107,362)

Fair value of assets acquired	$27,896	$189,341	$15,340
Liabilities assumed	(5,442)	(37,436)	(1,624)
Less: cash acquired	(6,010)	(1,052)	(261)
Cash paid for acquisitions, net of cash acquired	$16,444	$150,853	$13,455

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	$17,979	$1,960,722	$(303,114)	$4,320,737	$117,835	$6,114,159
Net income	—	—	—	973,585	—	973,585
Translation adjustment	—	—	—	—	(149,396)	(149,396)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $24,390	—	—	—	—	(82,972)	(82,972)
Comprehensive income						741,217
Dividends	—	—	—	(560,805)	—	(560,805)
Issuance of treasury shares related to equity awards	—	4,949	57,272	—	—	62,221
Stock compensation	—	76,801	—	—	—	76,801
Purchase of treasury shares related to equity awards	—	—	(22,730)	—	—	(22,730)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(206,523)	—	—	(206,523)
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	1,289,636	—	1,289,636
Translation adjustment	—	—	—	—	14,473	14,473
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $11,060	—	—	—	—	34,446	34,446
Comprehensive income						1,338,555
Dividends	—	—	—	(559,036)	—	(559,036)
Issuance of treasury shares related to equity awards	—	(16,580)	60,643	—	—	44,063
Stock compensation	—	101,422	—	—	—	101,422
Purchase of treasury shares related to equity awards	—	—	(22,815)	—	—	(22,815)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(94,469)	—	—	(94,469)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	1,411,436	—	1,411,436
Translation adjustment	—	—	—	—	(105,358)	(105,358)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $7,573	—	—	—	—	23,734	23,734
Comprehensive income						1,329,812
Dividends	—	—	—	(576,706)	—	(576,706)
Issuance of treasury shares related to equity awards	—	(15,145)	65,108	—	—	49,963
Stock compensation	—	137,162	—	—	—	137,162
Purchase of treasury shares related to equity awards	—	—	(42,117)	—	—	(42,117)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(61,776)	—	—	(61,776)
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 28, 2024 and December 30, 2023

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Garmin Ltd. and its subsidiaries (collectively, the Company or Garmin) design, develop, manufacture, market, and distribute a diverse family of hand-held, wrist-based, portable, and fixed-mount Global Positioning System (GPS)-enabled products and other navigation, communications, information and sensor-based products and services. Garmin Corporation is primarily responsible for the manufacturing and distribution of the Company’s products to the Company’s subsidiaries and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia and the Far East. Garmin International, Inc. (Garmin International) is primarily responsible for sales and marketing of the Company’s products in the Americas region and for most of the Company’s research and new product development. Garmin International also manufactures most of the Company’s products in the aviation segment. Garmin (Europe) Ltd. is primarily responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA), with many of these sales made to other Company-owned distributors in the EMEA region.

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

In the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company's consolidated statements of income, which management believes to be a more meaningful presentation. Results for the 52-week and 53-week periods ended December 30, 2023 and December 31, 2022, respectively, have been recast to conform to current period presentation. This change had no effect on the Company’s consolidated operating or net income.

Fiscal Year

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal year 2024 contained 52 weeks compared to 52 weeks for 2023 and 53 weeks for 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize currencies other than the United States Dollar (USD) as their functional currency. As required by Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $(116,866) and $(11,508) as of December 28, 2024 and December 30, 2023, respectively, have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency losses recorded in results of operations were $20,599 for the year ended December 28, 2024, net foreign currency gains recorded in results of operations were $26,434 for the year ended December 30, 2023, and net foreign currency losses recorded in results of operations were $11,274 for the year ended December 31, 2022. The loss in fiscal 2024 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty, and Australian Dollar, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. The gain in fiscal 2023 was primarily due to the U.S. Dollar weakening against the Polish Zloty and Euro, partially offset by the U.S. Dollar weakening at times during the year against the Taiwan Dollar. The loss in fiscal 2022 was primarily due to the U.S. Dollar strengthening against the Australian Dollar, Polish Zloty, Chinese Yuan, Euro, Japanese Yen, and British Pound Sterling, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar.

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

The Company records revenue net of sales tax or value-added tax and variable consideration such as trade discounts and customer returns. Payment is due typically within 90 days or less of shipment of product or upon the initiation of a service or subscription period. The Company records estimated reductions to revenue in the form of variable consideration for returns and customer sales programs including rebates, price protection, promotions, and other volume-based incentives. Cooperative advertising incentives payable to dealers and distributors are recorded as reductions of revenue unless the Company obtains proof of a distinct advertising service, in which case the incentive is recorded as advertising expense. The reductions to revenue are based on estimates and judgments using historical experience and expectation of future conditions, if not otherwise determinable.

Shipping and Handling Costs

Shipping and handling activities are typically performed before the customer obtains control of the good, and the related costs are expensed at the approximate time of sale. Shipping and handling costs are included in cost of goods sold in the accompanying consolidated statements of income.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $191,585, $173,109, and $168,040 for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Software Development Costs

ASC Topic 985-20, Software – Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are subject to capitalization until the product is available for general release to customers. Costs incurred by the Company subsequent to achievement of technological feasibility are generally not significant, as the time elapsed from working model to release is typically short. As required by ASC Topic 730, Research and Development, costs incurred to enhance the Company's existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

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

Research and Development

A majority of the Company’s research and development is performed in the United States. Research and development costs, which are typically expensed as incurred, amounted to approximately $993,601, $904,696, and $834,927 for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the consolidated balance sheets within prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within other noncurrent assets if expected to be received beyond one year. Such capitalized costs were approximately $18,071 and $19,226 as of December 28, 2024 and December 30, 2023, respectively.

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

The total of the cash and cash equivalents balance and the restricted cash reported within other noncurrent assets on the consolidated balance sheets is equal to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows.

Marketable Securities

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

All of the Company’s marketable securities were considered available-for-sale at December 28, 2024. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. At December 28, 2024, and December 30, 2023, cumulative unrealized losses of $30,372 and $54,106, respectively, were reported in accumulated other comprehensive income (loss), net of related taxes.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets.

Testing for impairment of investments requires management judgment. The identification of potentially impaired investments, the determination of their fair value, and the assessment of whether any decline in value is related to credit losses are the primary elements of the assessment that require judgment. The discovery of new information and the passage of time can change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The economic environment and volatility of securities markets increase the difficulty of assessing investment impairment.

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

Fair Value of Financial Instruments

As required by ASC Topic 825, Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 28, 2024		December 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,079,468	$2,079,468	$1,693,452	$1,693,452
Marketable securities	$1,619,601	$1,619,601	$1,399,809	$1,399,809

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

Concentration of Credit Risk

The Company’s top ten customers have contributed between 20% and 25% of net sales annually since 2022. None of the Company's customers accounted for 10% or more of consolidated net sales in the years ended December 28, 2024, and December 30, 2023.

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

	December 28, 2024	December 30, 2023
Raw materials	$522,210	$493,493
Work-in-process	219,294	160,919
Finished goods	732,474	691,543
Inventories	$1,473,978	$1,345,955

Deferred Revenues and Costs

At December 28, 2024 and December 30, 2023, the Company had deferred revenues totaling $139,318 and $137,337, respectively, and related deferred costs totaling $30,938 and $27,373, respectively.

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

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 28, 2024	December 30, 2023
Land		$184,884	$201,287
Building and improvements	15 to 50 years	982,494	934,837
Machinery, equipment and software	3 to 10 years	1,208,662	1,118,561
Total, at cost		2,376,040	2,254,685
Accumulated depreciation		(1,139,156)	(1,030,588)
Property and equipment, net		$1,236,884	$1,224,097

As required by ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2024, 2023, or 2022.

Goodwill and Other Intangible Assets

The Company’s excess purchase cost over fair value of net assets acquired (goodwill) was $603,947 at December 28, 2024, and $608,474 at December 30, 2023. Each of the Company’s operating segments (fitness, outdoor, aviation, marine, and auto OEM) represents a distinct reporting unit. The Company allocates goodwill to reporting units in proportion to the expected benefit from each business combination. Changes in the carrying amount of goodwill for the years ended December 28, 2024 and December 30, 2023 are as follows:

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
Goodwill balance as of December 31, 2022	$244,302	$178,344	$60,347	$85,001	$—	$567,994
Acquisitions	—	—	—	32,014	—	32,014
Foreign currency translation and other adjustments	6,078	1,400	—	988	—	8,466
Goodwill balance as of December 30, 2023	$250,380	$179,744	$60,347	$118,003	$—	$608,474
Acquisitions	—	—	—	12,281	—	12,281
Foreign currency translation and other adjustments	(11,417)	(2,747)	—	(2,644)	—	(16,808)
Goodwill balance as of December 28, 2024	$238,963	$176,997	$60,347	$127,640	$—	$603,947

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

Management concluded that no goodwill associated with any reporting unit is currently at risk of impairment based on qualitative assessments performed in 2024. The Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2024, 2023, or 2022.

At December 28, 2024, and December 30, 2023, the Company had intellectual property, customer related intangibles, and other identifiable finite-lived intangible assets recorded at a cost of $543,397 and $547,705, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to twelve years. Accumulated amortization was $389,234 and $366,560 at December 28, 2024 and December 30, 2023, respectively. Amortization expense on these intangible assets was $30,666, $30,513, and $30,561 for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. In the next five years, the amortization expense is estimated to be $31,243, $28,346, $24,143, $19,615, and $16,570, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 29 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

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

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance - beginning of period	$55,738	$50,952	$45,467
Accrual for products sold (1)	89,804	79,637	72,821
Expenditures	(83,069)	(74,851)	(67,336)
Balance - end of period	$62,473	$55,738	$50,952

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

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures. ASU 2023-07 requires the Company to disclose additional information about certain significant segment expenses, as well as how the Company’s chief operating decision maker (CODM) uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company adopted the new standard beginning with fiscal year 2024 annual reporting using a retrospective transition method. See Note 11 of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, FASB issued Accounting Standards Update No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the expense captions on the face of the statements of income, on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied using either a prospective or retrospective approach. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

Income Taxes

In December 2023, FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 will require the Company to disclose specified additional information in its income tax rate reconciliation, provide additional information for certain reconciling items, and disaggregate its disclosure of income taxes paid by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments may be applied using either a prospective or retrospective approach.

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

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Point in time	$5,968,124	$4,938,479	$4,602,636
Over time	328,779	289,773	257,650
Net sales	$6,296,903	$5,228,252	$4,860,286

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable service period or estimated useful life. Changes in deferred revenue and costs during the 52-week periods ending December 28, 2024 and December 30, 2023 are presented below:

	Fiscal Year Ended
	December 28, 2024		December 30, 2023
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$137,337	$27,373	$126,794	$24,693
Deferrals in period	330,760	65,111	300,316	24,286
Recognition of deferrals in period	(328,779)	(61,546)	(289,773)	(21,606)
Balance, end of period	$139,318	$30,938	$137,337	$27,373

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the consolidated balance sheets.

Of the $328,779 of deferred revenue recognized in the 52-weeks ended December 28, 2024, $92,093 was deferred as of the beginning of the period. Of the $289,773 of deferred revenue recognized in the 52-weeks ended December 30, 2023, $87,131 was deferred as of the beginning of the period. Of the $139,318 of deferred revenue as of December 28, 2024, the Company expects to recognize approximately eighty-five percent ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as "equity awards".

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Numerator:
Numerator for basic and diluted net income per share - net income	$1,411,436	$1,289,636	$973,585

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	192,060	191,397	192,544

Effect of dilutive equity awards	1,221	661	498

Denominator for diluted net income per share – adjusted weighted-average common shares	193,281	192,058	193,042

Basic net income per share	$7.35	$6.74	$5.06

Diluted net income per share	$7.30	$6.71	$5.04

Shares excluded from diluted net income per share calculation: Anti-dilutive equity awards (in thousands)	-	-	625

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 28, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$4,930	$8	$—	$4,938
Agency securities	Level 2	42,236	38	(477)	41,797
Mortgage-backed securities	Level 2	43,599	—	(4,375)	39,224
Corporate debt securities	Level 2	1,281,981	1,498	(23,837)	1,259,642
Municipal securities	Level 2	281,295	21	(9,907)	271,409
Other	Level 2	2,683	1	(93)	2,591
Total		$1,656,724	$1,566	$(38,689)	$1,619,601

	Available-For-Sale Securities as of December 30, 2023
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$2,971	$1	$—	$2,972
Agency securities	Level 2	23,692	32	(585)	23,139
Mortgage-backed securities	Level 2	38,743	—	(4,731)	34,012
Corporate debt securities	Level 2	1,104,834	1,680	(46,073)	1,060,441
Municipal securities	Level 2	294,240	98	(18,430)	275,908
Other	Level 2	3,760	—	(423)	3,337
Total		$1,468,240	$1,811	$(70,242)	$1,399,809

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

Accrued interest receivable, which totaled $14,806 as of December 28, 2024, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 52-week period ended December 28, 2024.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 86% of securities in the Company's portfolio were at an unrealized loss position at December 28, 2024.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 28, 2024 and December 30, 2023.

	As of December 28, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(125)	$24,153	$(352)	$6,647	$(477)	$30,800
Mortgage-backed securities	(137)	9,803	(4,238)	29,421	(4,375)	39,224
Corporate debt securities	(4,503)	350,289	(19,334)	667,176	(23,837)	1,017,465
Municipal securities	(228)	35,001	(9,679)	226,901	(9,907)	261,902
Other	—	—	(93)	1,619	(93)	1,619
Total	$(4,993)	$419,246	$(33,696)	$931,764	$(38,689)	$1,351,010

	As of December 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(31)	$10,923	$(554)	$6,446	$(585)	$17,369
Mortgage-backed securities	—	—	(4,731)	34,012	(4,731)	34,012
Corporate debt securities	(702)	64,637	(45,371)	889,785	(46,073)	954,422
Municipal securities	(32)	2,654	(18,398)	261,651	(18,430)	264,305
Other	—	—	(423)	3,337	(423)	3,337
Total	$(765)	$78,214	$(69,477)	$1,195,231	$(70,242)	$1,273,445

As of December 28, 2024 and December 30, 2023, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at December 28, 2024, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$427,131	$421,270
Due after one year through five years	1,212,164	1,183,251
Due after five years through ten years	8,613	7,788
Due after ten years	8,816	7,292
Total	$1,656,724	$1,619,601

5. Income Taxes

The Company’s income tax provision (benefit) consists of the following:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
U.S. federal:
Current	$99,298	$25,985	$45,639
Deferred	(139,176)	(122,291)	(149,734)
	$(39,878)	$(96,306)	$(104,095)
U.S. state:
Current	$17,267	$6,755	$12,870
Deferred	(19,208)	(26,602)	(29,160)
	$(1,941)	$(19,847)	$(16,290)
Foreign:
Current	$257,043	$217,706	$175,335
Deferred	68,741	(190,833)	36,439
	$325,784	$26,873	$211,774
Total	$283,965	$(89,280)	$91,389

The income tax provision differs from the amount computed by applying the U.S. statutory federal income tax rate to income before taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Federal income tax expense at U.S. statutory rate	$356,034	$252,095	$223,658
State income tax benefit, net of federal tax effect	(7,614)	(23,045)	(21,064)
Foreign-derived intangible income (FDII) deduction	(13,751)	(6,432)	(12,343)
Foreign tax rate differential	(70,696)	(129,733)	(114,599)
Other foreign taxes, net of incentives and credits	39,088	18,351	24,273
Withholding tax	29,833	24,497	27,041
Net change in uncertain tax positions	(5,630)	(13,157)	(14,381)
U.S. federal research and development credit	(38,227)	(31,849)	(29,384)
Stock-based compensation	(9,126)	(851)	30
Switzerland deferred tax assets	190	(181,410)	7,168
Other, net	3,864	2,254	990
Income tax expense (benefit)	$283,965	$(89,280)	$91,389

The Company recorded income tax expense of $283,965 in the year ended December 28, 2024, representing an effective tax rate of approximately 17%. The Company recorded income tax benefit of $89,280 in the year ended December 30, 2023, representing an effective tax rate of approximately (7%), which included income tax benefit of $181,410 recognized by the Company in the fourth quarter of 2023 related to the revaluation of Switzerland deferred tax assets due to an increase in the Schaffhausen cantonal tax rate and income tax benefit of $12,116 recognized in the fourth quarter of 2023 related to Auto OEM manufacturing tax incentives in Poland. The Company recorded income tax expense of $91,389 in the year ended December 31, 2022.

The Company’s statutory federal and cantonal income tax rate in Switzerland, the Company's place of incorporation, was approximately 15% in fiscal year 2024, and 14% in fiscal years 2023 and 2022. If the Company reconciled taxes at the Swiss holding company federal statutory tax rate to the reported income tax expense for 2024 as presented above, the amounts related to tax at the statutory rate would be approximately $101,000 lower, or $255,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $35,000. For 2023, the amounts related to tax at the statutory rate would be approximately $86,000 lower, or $166,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $(38,000). For 2022, the amounts related to tax at the statutory rate would be approximately $77,000 lower, or $147,000, and the foreign tax rate differential would be adjusted by a similar amount to approximately $(33,000). All other amounts would remain substantially unchanged.

The Company’s income before income taxes attributable to non-U.S. operations was $1,550,337, $1,406,916, and $1,287,794, for the years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Income taxes of $54,748, $42,015, and $45,459 at December 28, 2024, December 30, 2023, and December 31, 2022, respectively, have not been accrued by the Company for the unremitted earnings of several of its foreign subsidiaries because such earnings are intended to be reinvested in the subsidiaries indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Capitalized research & development expenses	$533,252	$385,916
Intangible assets	251,274	321,500
Tax credit carryforwards	29,162	33,527
Operating leases	43,170	27,987
Tax basis in excess of book basis for investments	13,345	18,939
Deferred revenue	15,580	17,815
Net operating losses	22,577	16,066
Accrued paid time off	16,281	15,591
Product warranty accruals	14,177	12,631
Stock-based compensation	17,046	10,880
Other	23,557	25,231
Valuation allowance related to loss carryforward and tax credits	(13,906)	(12,870)
	$965,515	$873,213
Deferred tax liabilities:
Withholding tax	107,162	107,352
Property and equipment	67,006	68,557
Operating leases	42,948	27,432
Book basis in excess of tax basis for acquired entities	15,443	18,596
Prepaid and perpetual license assets	9,840	10,051
Other	3,869	1,272
	$246,268	$233,260
Net deferred tax assets	$719,247	$639,953

Deferred tax assets related to capitalized research and development expenses increased by $147,337 as of December 28, 2024 as compared to December 30, 2023, primarily related to the 2017 United States Tax Cuts and Jobs Act, which included provisions that became effective during 2022 tax year that require the Company to capitalize certain research and development costs and amortize those capitalized costs on its U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred.

At December 28, 2024, the Company had $29,162 of tax credit carryover compared to $33,527 at December 30, 2023. At December 28, 2024, the Company had a deferred tax asset of $22,577 related to the future tax benefit of net operating loss (NOL) carryforwards of $84,281. Included in the NOL carryforwards is $9,207 that relates to various jurisdictions and expires in periods ranging from 2025 through 2038 and $75,074 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that management does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 28, 2024 was $5,295. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 28, 2024, December 30, 2023, and December 31, 2022 is as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
Balance beginning of year	$13,571	$30,795	$65,216
Additions based on tax positions related to prior years	—	—	—
Reductions based on tax positions related to prior years	(6,124)	(3,450)	(6,363)
Additions based on tax positions related to current period	584	450	2,368
Reductions related to settlements with tax authorities	—	—	(15,476)
Expiration of statute of limitations	(2,736)	(14,224)	(14,950)
Balance at end of year	$5,295	$13,571	$30,795

Accounting guidance requires unrecognized tax benefits to be classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balance of net unrecognized benefits of $4,957, $12,824, and $29,159 are classified as noncurrent at December 28, 2024, December 30, 2023, and December 31, 2022, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 28, 2024, December 30, 2023, and December 31, 2022, the Company had accrued approximately $1,242, $2,127, and $2,751, respectively, for interest. The interest component of the reserve decreased income tax expense for the years ending December 28, 2024, December 30, 2023, and December 31, 2022 by $885, $624, and $1,474, respectively. The Company did not have significant amounts accrued for penalties for the years ending December 28, 2024, December 30, 2023, and December 31, 2022.

The Company files income tax returns in Switzerland, Taiwan, United Kingdom, U.S. federal jurisdiction, as well as various states, local, and other foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2020, 2019, 2022, and 2020, respectively.

The Company recognized a reduction of income tax expense, inclusive of interest and net of deferrals, of $2,686, $11,473, and $12,749 in fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The Company believes that it is reasonably possible that approximately $3,000 of its reserves for certain unrecognized tax benefits will decrease within the next 12 months as the result of the expiration of statutes of limitations. This potential decrease in unrecognized tax benefits would impact the Company’s effective tax rate within the next 12 months.

6. Leases

The following table represents lease costs recognized in the Company’s consolidated statements of income for the 52-weeks ended December 28, 2024. Lease costs are included in selling, general and administrative expense and research and development expense on the Company’s consolidated statements of income.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Operating lease cost (1)	$54,526	$47,331

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the period presented.

The following table represents the components of leases that are recognized on the Company’s consolidated balance sheets as of December 28, 2024 and December 30, 2023.

	December 28, 2024	December 30, 2023
Operating lease right-of-use assets	$164,656	$143,724

Other accrued expenses	$27,901	$27,776
Noncurrent operating lease liabilities	134,886	113,035
Total lease liabilities	$162,787	$140,811

Weighted average remaining lease term	7.3 years	6.6 years
Weighted average discount rate	4.4%	3.8%

The following table represents the maturity of lease liabilities.

Year	Amount
2025	$36,647
2026	29,808
2027	23,945
2028	21,992
2029	19,701
Thereafter	63,294
Total	195,387
Less: imputed interest	(32,600)
Present value of lease liabilities	162,787

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$37,772	$34,602
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,423	$18,520

(1) Included in net cash provided by operating activities on the Company's statements of cash flows

7. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting the business. The aggregate amount of purchase orders and other commitments open as of December 28, 2024 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $310,000.

Certain cash balances are held as collateral in relation to bank guarantees. The total amount of restricted cash was $685 and $704 on December 28, 2024 and December 30, 2023, respectively.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 28, 2024. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

8. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. Approved dividends are payable in four equal installments on dates determined by the Board of Directors. A reduction of retained earnings and a corresponding liability are recorded at the time of shareholders' approval and are periodically adjusted based on the number of applicable shares outstanding.

The Company's shareholders approved the following dividends:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share	Payment Amount
Fiscal 2024
June 7, 2024	June 28, 2024	June 17, 2024	$0.75	$144,035
June 7, 2024	September 27, 2024	September 13, 2024	$0.75	$144,127
June 7, 2024	December 27, 2024	December 13, 2024	$0.75	$143,981
June 7, 2024	March 28, 2025	March 14, 2025	$0.75	$144,349
Total			$3.00	$576,492

Fiscal 2023
June 9, 2023	June 30, 2023	June 20, 2023	$0.73	$139,595
June 9, 2023	September 29, 2023	September 15, 2023	$0.73	$139,724
June 9, 2023	December 29, 2023	December 15, 2023	$0.73	$139,603
June 9, 2023	March 29, 2024	March 15, 2024	$0.73	$140,211
Total			$2.92	$559,133

Fiscal 2022
June 10, 2022	June 30, 2022	June 20, 2022	$0.73	$140,825
June 10, 2022	September 30, 2022	September 15, 2022	$0.73	$140,413
June 10, 2022	December 30, 2022	December 15, 2022	$0.73	$139,610
June 10, 2022	March 31, 2023	March 15, 2023	$0.73	$139,847
Total			$2.92	$560,695

The estimated payment amount for the dividend scheduled to be paid on March 28, 2025 was included in dividend payable on the Company’s consolidated balance sheets as of December 28, 2024. Approximately $61,129 of retained earnings was indefinitely restricted from distribution to shareholders pursuant to the laws of Taiwan as of December 28, 2024 and December 30, 2023.

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

On February 16, 2024, the Board of Directors approved a share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The share repurchase authorization expires on December 26, 2026. As of December 28, 2024, the Company had repurchased 357,797 shares for $62,767 leaving $237,233 available to repurchase additional shares under the 2024 Program. Cash paid for purchases of the Company’s shares during fiscal 2024 was $62,348.

Share Capital

In the second quarter of 2023, the share capital currency of the Company was changed from the Swiss Franc (CHF) to the U.S. Dollar (USD), as approved by shareholders at the Company’s 2023 Annual General Meeting. This aligns the share capital currency with the financial statement presentation currency of the Company. The Company’s nominal par value per share of CHF 0.10 was slightly reduced to USD $0.10, the impact of which is reflected in share capital, captioned as common shares on the Company’s consolidated balance sheets. Total stockholders’ equity reported for the Company was not affected by this change. The Company's common shares had a par value of USD $0.10 per share as of December 28, 2024 and December 30, 2023.

Treasury Shares

In March 2024, the Board of Directors approved the cancellation of 979,463 shares previously purchased under our share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

9. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the year ended December 28, 2024:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(11,508)	$(54,106)	$(65,614)
Other comprehensive income (loss) before reclassification, net of income tax expense of $7,579	(105,358)	23,719	(81,639)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax expense of $6 included in income tax provision	—	15	15
Net current-period other comprehensive income (loss)	(105,358)	23,734	(81,624)
Balance - end of period	$(116,866)	$(30,372)	$(147,238)

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the shareholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were made available for issuance. In June 2023, the shareholders approved an increase to the number of shares authorized to 150,000. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2024, 2023, and 2022, there were 4,360, 6,004, and 6,008 RSUs granted under this plan, respectively. At December 28, 2024, approximately 29,040 shares were available for future issuance under the 2011 Directors Plan.

2005 Equity Incentive Plan

In June 2005, the shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were made available for issuance. In 2013 and 2024, the shareholders approved increases of an additional 3,000,000 and 5,000,000 shares, respectively, to the 2005 Plan, making the total shares authorized under the plan 18,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2024, 2023, and 2022, there were 998,321, 1,047,934, and 1,185,707 RSUs granted under the 2005 Plan, respectively. No stock options or SARs were granted under the 2005 Plan in 2024, 2023, or 2022. At December 28, 2024, approximately 5,218,680 shares were available for future issuance under the 2005 Plan.

2000 Equity Incentive Plan

In October 2000, the shareholders adopted an equity incentive plan (the “2000 Plan”) providing for grants of incentive and nonqualified stock options, SARs, restricted shares and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 7,000,000 common shares were made available for issuance. The stock options and SARs vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. The Company did not grant any stock awards from the 2000 Plan in 2024, 2023, or 2022. In February 2023, the Board of Directors approved the termination of the 2000 Plan, which was effective immediately.

Stock Compensation Activity

A summary of the Company’s stock compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 is provided below:

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 25, 2021	$107.60	1,513
Granted	$98.39	1,192
Released/Vested	$102.80	(805)
Cancelled	$111.12	(63)
Outstanding at December 31, 2022	$103.61	1,837
Granted	$105.47	1,054
Released/Vested	$103.61	(749)
Cancelled	$106.09	(456)
Outstanding at December 30, 2023	$104.10	1,686
Granted	$143.82	1,003
Released/Vested	$105.45	(877)
Cancelled	$106.92	(46)
Outstanding at December 28, 2024	$125.91	1,766

The weighted-average remaining contract life of restricted stock units at December 28, 2024 was 1.17 years. There were no outstanding options/SARs or any associated stock compensation activity during the years ended December 28, 2024, December 30, 2023, and December 31, 2022.

The total fair value of awards vested during 2024, 2023, and 2022, was $92,502, $77,626, and $82,734, respectively. The aggregate intrinsic value of RSUs outstanding at December 28, 2024 was $369,752. The aggregate intrinsic values of RSUs released during 2024, 2023, and 2022 were $183,639, $96,301, and $74,278, respectively. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing share price on the last trading day of the relevant fiscal period. The Company’s closing share price was $209.36 on December 28, 2024 (based on the closing share price on December 27, 2024). As of December 28, 2024, there was $166,301 of total unrecognized compensation cost related to unvested stock-based compensation awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

The shareholders have adopted an ESPP. Up to 10,000,000 common shares have been reserved for the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the Company's shares on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2024, 2023, and 2022, there were 410,999, 524,774, and 687,370 shares purchased under the plan for a total purchase price of $49,617, $43,905, and $62,154, respectively. During 2024, 2023, and 2022, the purchases were issued from treasury shares. At December 28, 2024, approximately 1,851,761 shares were available for future issuance under the ESPP.

Savings Plans

Certain subsidiaries of the Company sponsor various defined contribution employee retirement plans. Garmin International and the Company’s other U.S.-based subsidiaries sponsor a plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 28, 2024, December 30, 2023, and December 31, 2022, expense related to this and other defined contribution plans of $93,687, $84,609, and $80,435, respectively, was recorded within the Company’s consolidated statements of income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions, and associated expense of such plans for the years ended December 28, 2024, December 30, 2023, and December 31, 2022 were not material.

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM, which represent the primary markets served by the Company. These operating segments are also the Company's reportable segments.

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

The Company’s segments share many common resources, infrastructures and assets in the normal course of business. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, capital expenditures, depreciation expense, or amortization expense by segment to the CODM.

The CODM utilizes operating income to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent operating income results, trends, and variances of each segment in relation to forecasts and historical performance.

Net sales, cost of goods sold, gross profit, significant segment expenses, and operating income for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
52-Weeks Ended December 28, 2024
Net sales	$1,774,487	$1,961,990	$876,614	$1,073,192	$610,620	$6,296,903
Cost of goods sold	742,480	655,585	220,105	479,065	503,113	2,600,348
Gross profit	1,032,007	1,306,405	656,509	594,127	107,507	3,696,555
Research and development expense	182,900	239,208	316,371	160,615	94,507	993,601
Selling, general and administrative expenses	366,435	364,467	128,771	197,502	51,785	1,108,960
Operating income (loss)	482,672	702,730	211,367	236,010	(38,785)	1,593,994

52-Weeks Ended December 30, 2023
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224	$5,228,252
Cost of goods sold	627,731	624,290	220,341	425,650	325,285	2,223,297
Gross profit	716,906	1,072,861	625,988	491,261	97,939	3,004,955
Research and development expense	163,148	215,555	284,014	137,342	104,637	904,696
Selling, general and administrative expenses	321,557	342,052	115,574	174,490	54,426	1,008,099
Operating income (loss)	232,201	515,254	226,400	179,429	(61,124)	1,092,160

53-Weeks Ended December 31, 2022
Net sales	$1,109,419	$1,770,275	$792,799	$903,983	$283,810	$4,860,286
Cost of goods sold	557,002	670,867	219,736	412,526	193,380	2,053,511
Gross profit	552,417	1,099,408	573,063	491,457	90,430	2,806,775
Research and development expense	150,521	191,541	251,844	118,982	122,039	834,927
Selling, general and administrative expenses	297,158	334,586	108,033	157,171	47,055	944,003
Operating income (loss)	104,738	573,281	213,186	215,304	(78,664)	1,027,845

Net sales, property and equipment, and net assets by geographic area are as shown below for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022. Note that APAC includes Asia Pacific and Australian Continent, and EMEA includes Europe, the Middle East and Africa.

	Americas	EMEA	APAC	Total
December 28, 2024
Net sales to external customers (1)	$3,036,083	$2,319,310	$941,510	$6,296,903
Property and equipment, net	756,633	137,283	342,968	1,236,884
Net assets (2)	5,173,117	1,347,520	1,327,761	7,848,398

December 30, 2023
Net sales to external customers (1)	$2,614,358	$1,775,965	$837,929	$5,228,252
Property and equipment, net	736,218	141,388	346,491	1,224,097
Net assets (2)	4,377,450	1,297,580	1,339,275	7,014,305

December 31, 2022
Net sales to external customers (1)	$2,429,029	$1,633,640	$797,617	$4,860,286
Property and equipment, net	676,855	121,920	348,230	1,147,005
Net assets (2)	3,717,198	1,210,461	1,276,681	6,204,340

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 28, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 28, 2024, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Garmin Ltd. and Subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

February 19, 2025

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the 13-week period ended December 28, 2024, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On November 27, 2024, Patrick Desbois, Co-Chief Operating Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 6,911 shares of our common shares, subject to certain conditions. The first trade date will not occur until February 26, 2025 at the earliest, and the plan's maximum duration is until May 26, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 6, 2025 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2024.

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

The Audit Committee consists of Joseph J. Hartnett, Catherine A. Lewis, and Susan M. Ball. Mr. Hartnett serves as the Chairman of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the New York Stock Exchange rules. Garmin’s Board of Directors has determined that Mr. Hartnett, Ms. Lewis, and Ms. Ball are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

(f)
Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company’s directors, officers, employees, and other covered persons. The Company has also implemented procedures for the repurchase of its securities. The Company believes its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Non-Management Director Compensation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

The information set forth in response to Item 407(e)(4) of Regulation S-K under the heading “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

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

Equity Compensation Plan Information

The following table gives information as of December 28, 2024 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,766,108	N/A	7,099,267
Equity compensation plans not approved by shareholders	—	N/A	—
Total	1,766,108	N/A	7,099,267

Table consists of the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 25, 2024, the Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023, and the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on June 9, 2023. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of RSUs.

The Company has no knowledge of any arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth in response to Item 404 of Regulation S-K under the heading “Related Person Policy and Transactions” in the Proxy Statement is incorporated herein by reference in partial response to this Item 13.

The information set forth in response to Item 407(a) of Regulation S-K under the heading “Board Independence” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 13.

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

4.1‡	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2023).

10.2*	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 30, 2024).

10.3*

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 12, 2023).

10.4*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on October 30, 2024).

10.5*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.6*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on October 30, 2024).

10.7*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.8*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on October 30, 2024).

10.9*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2024).

10.10*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2018).

10.11*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on October 30, 2024).

10.12*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.13*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on October 30, 2024).

10.14*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.15*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed on October 30, 2024).

10.16*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.17*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed on October 30, 2024).

10.18*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.19*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2024).

10.20*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.21*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2024).

10.22*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

10.23*

Form of Director and Officer Indemnification Agreement entered into between Garmin Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

19.1‡	Insider Trading Policy

21.1‡	List of subsidiaries

23.1‡	Consent of Ernst & Young LLP

24.1‡	Power of Attorney (included in signature page)

31.1‡	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1‡	Garmin Ltd. Incentive Compensation Recovery Policy

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 19, 2025

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Clifton A. Pemble and Douglas G. Boessen and Joshua H. Maxfield, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2025.

/s/ Clifton A. Pemble
Clifton A. Pemble
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Min H. Kao	/s/ Susan M. Ball
Min H. Kao	Susan M. Ball
Executive Chairman	Director

/s/ Jonathan C. Burrell	/s/ Joseph J. Hartnett
Jonathan C. Burrell	Joseph J. Hartnett
Director	Director

/s/ Catherine A. Lewis
Catherine A. Lewis
Director