Form 10-Q
period 2025-09-27
GARMIN LTD
filed 2025-10-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 24, 2025

Registered Shares, $0.10 par value: 192,334,806 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 27, 2025

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,770,901	$1,586,022	$5,120,564	$4,474,342
Cost of goods sold	724,414	634,423	2,122,521	1,857,712
Gross profit	1,046,487	951,599	2,998,043	2,616,630

Research and development expense	286,464	249,162	831,247	734,848
Selling, general and administrative expenses	303,220	264,962	904,874	803,869
Total operating expense	589,684	514,124	1,736,121	1,538,717

Operating income	456,803	437,475	1,261,922	1,077,913
Other income (expense):
Interest income	32,085	28,830	94,316	83,143
Foreign currency gains	20,334	18,131	21,582	15,584
Other income	598	1,814	1,329	2,623
Total other income (expense)	53,017	48,775	117,227	101,350

Income before income taxes	509,820	486,250	1,379,149	1,179,263
Income tax provision	108,205	87,139	243,943	203,560
Net income	$401,615	$399,111	$1,135,206	$975,703

Net income per share:
Basic	$2.09	$2.08	$5.90	$5.08
Diluted	$2.08	$2.07	$5.87	$5.06

Weighted average common shares outstanding:
Basic	192,464	192,201	192,510	192,055
Diluted	193,533	193,171	193,551	192,940

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$401,615	$399,111	$1,135,206	$975,703
Foreign currency translation adjustment	(62,713)	62,176	169,812	(17,199)
Change in fair value of available-for-sale marketable securities, net of deferred taxes	7,531	25,123	27,417	32,118
Comprehensive income	$346,433	$486,410	$1,332,435	$990,622

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$2,072,845	$2,079,468
Marketable securities	466,785	421,270
Accounts receivable, net	955,614	983,404
Inventories	1,887,930	1,473,978
Deferred costs	17,468	24,040
Prepaid expenses and other current assets	410,301	353,993
Total current assets	5,810,943	5,336,153

Property and equipment, net of accumulated depreciation of $1,278,084 and $1,139,156	1,296,198	1,236,884
Operating lease right-of-use assets	187,796	164,656
Noncurrent marketable securities	1,376,624	1,198,331
Deferred income tax assets	782,093	822,521
Noncurrent deferred costs	4,830	6,898
Goodwill	757,290	603,947
Other intangible assets, net	205,985	154,163
Other noncurrent assets	101,119	106,974
Total assets	$10,522,878	$9,630,527

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$378,021	$359,365
Salaries and benefits payable	240,077	210,879
Accrued warranty costs	71,720	62,473
Accrued sales program costs	86,576	108,492
Other accrued expenses	231,156	216,721
Deferred revenue	104,984	110,997
Income taxes payable	293,476	294,582
Dividend payable	346,286	144,349
Total current liabilities	1,752,296	1,507,858

Deferred income tax liabilities	109,044	103,274
Noncurrent income taxes payable	3,425	7,014
Noncurrent deferred revenue	23,187	28,321
Noncurrent operating lease liabilities	155,771	134,886
Other noncurrent liabilities	914	776

Stockholders’ equity:
Common shares (194,901 and 194,901 shares authorized and issued; 192,384 and 192,468 shares outstanding)	19,490	19,490
Additional paid-in capital	2,359,964	2,247,484
Treasury shares (2,517 and 2,433 shares)	(392,738)	(270,521)
Retained earnings	6,441,534	5,999,183
Accumulated other comprehensive income (loss)	49,991	(147,238)
Total stockholders’ equity	8,478,241	7,848,398
Total liabilities and stockholders’ equity	$10,522,878	$9,630,527

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 27, 2025	September 28, 2024
Operating Activities:
Net income	$1,135,206	$975,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,633	102,343
Amortization	26,874	30,849
Loss (gain) on sale or disposal of property and equipment	375	(48)
Unrealized foreign currency gains	(37,606)	(25,486)
Deferred income taxes	19,324	(53,966)
Stock compensation expense	125,003	101,039
Realized loss on marketable securities	857	29
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	68,818	(103,567)
Inventories	(324,880)	(163,865)
Other current and noncurrent assets	(18,466)	(47,413)
Accounts payable	(7,531)	124,315
Other current and noncurrent liabilities	1,944	(6,987)
Deferred revenue	(11,603)	5,885
Deferred costs	8,703	(3,987)
Income taxes	(23,077)	13,737
Net cash provided by operating activities	1,079,574	948,581

Investing activities:
Purchases of property and equipment	(146,273)	(108,869)
Purchase of marketable securities	(724,091)	(363,783)
Redemption of marketable securities	531,804	277,334
Net (payments for) cash from acquisitions	(175,655)	5,011
Other investing activities, net	387	(458)
Net cash used in investing activities	(513,828)	(190,765)

Financing activities:
Dividends	(490,919)	(428,373)
Proceeds from issuance of treasury shares related to equity awards	29,065	24,530
Purchase of treasury shares related to equity awards	(33,476)	(16,313)
Purchase of treasury shares under share repurchase plan	(130,149)	(29,278)
Net cash used in financing activities	(625,479)	(449,434)

Effect of exchange rate changes on cash and cash equivalents	53,125	7,536

Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,608)	315,918
Cash, cash equivalents, and restricted cash at beginning of period	2,080,154	1,694,156
Cash, cash equivalents, and restricted cash at end of period	$2,073,546	$2,010,074

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 27, 2025 and September 28, 2024

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 29, 2024	$19,490	$2,183,158	$(223,899)	$5,164,227	$(137,994)	$7,004,982
Net income	—	—	—	399,111	—	399,111
Translation adjustment	—	—	—	—	62,176	62,176
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $8,613	—	—	—	—	25,123	25,123
Comprehensive income						486,410
Dividends	—	—	—	238	—	238
Issuance of treasury shares related to equity awards	—	(43)	43	—	—	—
Stock compensation	—	35,055	—	—	—	35,055
Purchase of treasury shares related to equity awards	—	—	(49)	—	—	(49)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(20,089)	—	—	(20,089)
Balance at September 28, 2024	$19,490	$2,218,170	$(243,994)	$5,563,576	$(50,695)	$7,506,547

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 28, 2025	$19,490	$2,317,294	$(356,358)	$6,039,512	$105,173	$8,125,111
Net income	—	—	—	401,615	—	401,615
Translation adjustment	—	—	—	—	(62,713)	(62,713)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,616	—	—	—	—	7,531	7,531
Comprehensive income						346,433
Dividends	—	—	—	407	—	407
Issuance of treasury shares related to equity awards	—	(54)	54	—	—	—
Stock compensation	—	42,724	—	—	—	42,724
Purchase of treasury shares related to equity awards	—	—	(45)	—	—	(45)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(36,389)	—	—	(36,389)
Balance at September 27, 2025	$19,490	$2,359,964	$(392,738)	$6,441,534	$49,991	$8,478,241

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 27, 2025 and September 28, 2024

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	975,703	—	975,703
Translation adjustment	—	—	—	—	(17,199)	(17,199)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $10,810	—	—	—	—	32,118	32,118
Comprehensive income						990,622
Dividends	—	—	—	(576,580)	—	(576,580)
Issuance of treasury shares related to equity awards	—	(8,336)	32,866	—	—	24,530
Stock compensation	—	101,039	—	—	—	101,039
Purchase of treasury shares related to equity awards	—	—	(16,313)	—	—	(16,313)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(28,811)	—	—	(28,811)
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Balance at September 28, 2024	$19,490	$2,218,170	$(243,994)	$5,563,576	$(50,695)	$7,506,547

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398
Net income	—	—	—	1,135,206	—	1,135,206
Translation adjustment	—	—	—	—	169,812	169,812
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $9,112	—	—	—	—	27,417	27,417
Comprehensive income						1,332,435
Dividends	—	—	—	(692,855)	—	(692,855)
Issuance of treasury shares related to equity awards	—	(12,523)	41,588	—	—	29,065
Stock compensation	—	125,003	—	—	—	125,003
Purchase of treasury shares related to equity awards	—	—	(33,476)	—	—	(33,476)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(130,329)	—	—	(130,329)
Cancellation of treasury shares	—	—	—	—	—	—
Balance at September 27, 2025	$19,490	$2,359,964	$(392,738)	$6,441,534	$49,991	$8,478,241

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 27, 2025

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

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week and 39-week periods ended September 27, 2025 are not necessarily indicative of the results that may be expected for the year ending December 27, 2025.

The Company’s fiscal year is based on a 52-week or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 27, 2025 and September 28, 2024 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 27, 2025.

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

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Point in time	$1,685,604	$1,496,940	$4,870,953	$4,231,561
Over time	85,297	89,082	249,611	242,781
Net sales	$1,770,901	$1,586,022	$5,120,564	$4,474,342

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable estimated useful life or contractual service period. Changes in deferred revenue and costs during the 39-week period ended September 27, 2025 are presented below:

	39-Weeks Ended September 27, 2025
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$139,318	$30,938
Deferrals in period	238,464	45,125
Recognition of deferrals in period	(249,611)	(53,765)
Balance, end of period	$128,171	$22,298

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $249,611 of deferred revenue recognized in the 39-week period ended September 27, 2025, approximately $82,000 was deferred as of the beginning of the period. Of the $128,171 of deferred revenue as of September 27, 2025, the Company expects to recognize approximately 87% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”. There were no anti-dilutive equity awards excluded from the calculation of diluted net income per share for the periods presented below.

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Numerator for basic and diluted net income per share – net income	$401,615	$399,111	$1,135,206	$975,703

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,464	192,201	192,510	192,055

Effect of dilutive equity awards	1,069	970	1,041	885

Denominator for diluted net income per share – adjusted weighted-average common shares	193,533	193,171	193,551	192,940

Basic net income per share	$2.09	$2.08	$5.90	$5.08

Diluted net income per share	$2.08	$2.07	$5.87	$5.06

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 27, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$3,300	$51	$—	$3,351
Agency securities	Level 2	53,811	69	(255)	53,625
Mortgage-backed securities	Level 2	94,262	485	(1,634)	93,113
Corporate debt securities	Level 2	1,447,404	11,117	(7,348)	1,451,173
Municipal securities	Level 2	243,631	619	(3,645)	240,605
Other	Level 2	1,594	—	(52)	1,542
Total		$1,844,002	$12,341	$(12,934)	$1,843,409

	Available-For-Sale Securities as of December 28, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$4,930	$8	$—	$4,938
Agency securities	Level 2	42,236	38	(477)	41,797
Mortgage-backed securities	Level 2	43,599	—	(4,375)	39,224
Corporate debt securities	Level 2	1,281,981	1,498	(23,837)	1,259,642
Municipal securities	Level 2	281,295	21	(9,907)	271,409
Other	Level 2	2,683	1	(93)	2,591
Total		$1,656,724	$1,566	$(38,689)	$1,619,601

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

Accrued interest receivable, which totaled $16,812 as of September 27, 2025, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 27, 2025.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 56% of securities in the Company’s portfolio were at an unrealized loss position as of September 27, 2025.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 27, 2025 and December 28, 2024.

	As of September 27, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(101)	$8,230	$(154)	$6,846	$(255)	$15,076
Mortgage-backed securities	(205)	17,569	(1,429)	15,564	(1,634)	33,133
Corporate debt securities	(1,745)	256,881	(5,603)	350,324	(7,348)	607,205
Municipal securities	(194)	13,582	(3,451)	166,593	(3,645)	180,175
Other	(3)	515	(49)	1,027	(52)	1,542
Total	$(2,248)	$296,777	$(10,686)	$540,354	$(12,934)	$837,131

	As of December 28, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(125)	$24,153	$(352)	$6,647	$(477)	$30,800
Mortgage-backed securities	(137)	9,803	(4,238)	29,421	(4,375)	39,224
Corporate debt securities	(4,503)	350,289	(19,334)	667,176	(23,837)	1,017,465
Municipal securities	(228)	35,001	(9,679)	226,901	(9,907)	261,902
Other	—	—	(93)	1,619	(93)	1,619
Total	$(4,993)	$419,246	$(33,696)	$931,764	$(38,689)	$1,351,010

As of September 27, 2025 and December 28, 2024, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 27, 2025, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$471,374	$466,785
Due after one year through five years	1,328,961	1,334,549
Due after five years through ten years	38,923	38,084
Due after ten years	4,744	3,991
Total	$1,844,002	$1,843,409

5. Income Taxes

The Company recorded income tax expense of $108,205 in the 13-week period ended September 27, 2025, compared to income tax expense of $87,139 in the 13-week period ended September 28, 2024. The effective tax rate was 21.2% in the third quarter of 2025, compared to 17.9% in the third quarter of 2024. The increase in the effective tax rate in the current quarter was primarily driven by the U.S. tax legislation enacted during the current quarter, which, among other things, changed capitalization requirements of certain research and development costs, resulting in a year-to-date adjustment due to a decrease in certain expected U.S. tax deductions and credits.

The Company recorded income tax expense of $243,943 in the 39-week period ended September 27, 2025, compared to income tax expense of $203,560 in the 39-week period ended September 28, 2024. The effective tax rate was 17.7% in the first three quarters of 2025, compared to 17.3% in the first three quarters of 2024. The increase in the effective tax rate in the current period was primarily driven by the U.S. tax legislation enacted during the current quarter, which, among other things, changed capitalization requirements of certain research and development costs, resulting in a decrease in certain expected U.S. tax deductions and credits.

6. Inventories

The details of inventories consisted of the following:

	September 27, 2025	December 28, 2024
Raw materials	$615,698	$522,210
Work-in-process	246,694	219,294
Finished goods	1,025,538	732,474
Inventories	$1,887,930	$1,473,978

7. Warranty Reserves

The Company accrues for estimated future warranty costs at the time products are sold. The Company provides standard warranties to its retail partners and end-users. The standard warranty generally provides for products to be free from defects in materials or worksmanship, and the warranty period is generally one to two years from the date of shipment, while certain aviation, marine, and auto OEM products have a standard warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, with most claims resolved within a year of the sale. The following reconciliation presents details of the changes in the Company's accrued warranty costs:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance - beginning of period	$71,197	$58,253	$62,473	$55,738
Accrual for products sold (1)	27,196	19,039	80,470	64,334
Expenditures	(26,673)	(19,309)	(71,223)	(62,089)
Balance - end of period	$71,720	$57,983	$71,720	$57,983

(1) Changes in cost estimates related to pre-existing warranties were not material and are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of September 27, 2025 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $386,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $701 and $685 on September 27, 2025 and December 28, 2024, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 27, 2025. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 27, 2025 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

Share Repurchase Program

On February 16, 2024, the Board of Directors approved a share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2024 Program expires on December 26, 2026. As of September 27, 2025, the Company had repurchased 985 shares for $193,096, leaving $106,904 available to repurchase additional shares under the 2024 Program.

Treasury Shares

In March 2024, the Board of Directors authorized the cancellation of 979 shares previously purchased under a share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

10. Accumulated Other Comprehensive Income (Loss)

The following provides required disclosure of changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 39-week periods ended September 27, 2025:

	13-Weeks Ended September 27, 2025
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$115,659	$(10,486)	$105,173
Other comprehensive income (loss) before reclassification, net of income tax expense of $2,576	(62,713)	7,420	(55,293)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $40 included in income tax provision	—	111	111
Net current-period other comprehensive income	(62,713)	7,531	(55,182)
Balance - end of period	$52,946	$(2,955)	$49,991

	39-Weeks Ended September 27, 2025
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(116,866)	$(30,372)	$(147,238)
Other comprehensive income (loss) before reclassification, net of income tax expense of $8,975	169,812	26,697	196,509
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $137 included in income tax provision	—	720	720
Net current-period other comprehensive income	169,812	27,417	$197,229
Balance - end of period	$52,946	$(2,955)	$49,991

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

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended September 27, 2025
Net sales	$601,013	$497,598	$240,445	$267,005	$164,840	$1,770,901
Cost of goods sold	238,164	167,849	59,737	118,767	139,897	724,414
Gross profit	362,849	329,749	180,708	148,238	24,943	1,046,487
Research and development expense	55,192	68,497	85,655	47,986	29,134	286,464
Selling, general and administrative expenses	114,057	91,518	34,285	50,856	12,504	303,220
Operating income (loss)	193,600	169,734	60,768	49,396	(16,695)	456,803

13-Weeks Ended September 28, 2024
Net sales	$463,887	$526,551	$204,631	$222,244	$168,709	$1,586,022
Cost of goods sold	180,562	167,858	50,493	99,811	135,699	634,423
Gross profit	283,325	358,693	154,138	122,433	33,010	951,599
Research and development expense	46,004	60,882	79,795	39,844	22,637	249,162
Selling, general and administrative expenses	89,553	88,945	30,065	44,750	11,649	264,962
Operating income (loss)	147,768	208,866	44,278	37,839	(1,276)	437,475

39-Weeks Ended September 27, 2025
Net sales	$1,591,159	$1,426,451	$712,926	$885,704	$504,324	$5,120,564
Cost of goods sold	643,498	489,738	178,844	389,195	421,246	2,122,521
Gross profit	947,661	936,713	534,082	496,509	83,078	2,998,043
Research and development expense	158,344	198,557	254,980	138,894	80,472	831,247
Selling, general and administrative expenses	320,374	281,754	106,594	158,434	37,718	904,874
Operating income (loss)	468,943	456,402	172,508	199,181	(35,112)	1,261,922

39-Weeks Ended September 28, 2024
Net sales	$1,235,182	$1,332,617	$639,739	$821,933	$444,871	$4,474,342
Cost of goods sold	511,807	446,971	161,608	372,461	364,865	1,857,712
Gross profit	723,375	885,646	478,131	449,472	80,006	2,616,630
Research and development expense	134,818	176,444	235,336	118,242	70,008	734,848
Selling, general and administrative expenses	265,046	257,794	95,896	145,808	39,325	803,869
Operating income (loss)	323,511	451,408	146,899	185,422	(29,327)	1,077,913

Net sales to external customers by geographic region for the 13-week and 39-week periods ended September 27, 2025 and September 28, 2024 are presented below. Note that Americas includes North America and South America, EMEA includes Europe, the Middle East and Africa, and APAC includes Asia Pacific and Australian Continent.

	13-Weeks Ended		39-Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Americas (1)	$795,624	$724,572	$2,419,371	$2,181,266
EMEA	692,557	612,658	1,938,912	1,618,058
APAC	282,720	248,792	762,281	675,018
Net sales to external customers	$1,770,901	$1,586,022	$5,120,564	$4,474,342

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

Results of Operations

The following tables and discussion provides an analysis of our results of operations for the third quarter of 2025 compared to the third quarter of 2024.

Comparison of 13-Weeks Ended September 27, 2025 and September 28, 2024

Net Sales

Net Sales	13-Weeks Ended September 27, 2025	Year-over-Year Change	13-Weeks Ended September 28, 2024
Fitness	$601,013	30%	$463,887
Percentage of Total Net Sales	34%		29%
Outdoor	497,598	(5%)	526,551
Percentage of Total Net Sales	28%		33%
Aviation	240,445	18%	204,631
Percentage of Total Net Sales	14%		13%
Marine	267,005	20%	222,244
Percentage of Total Net Sales	15%		14%
Auto OEM	164,840	(2%)	168,709
Percentage of Total Net Sales	9%		11%
Total	$1,770,901	12%	$1,586,022

Net sales increased 12% for the 13-week period ended September 27, 2025 when compared to the year-ago quarter. Total unit sales in the third quarter of 2025 increased by approximately 8% to 4,982 when compared to total unit sales of 4,620 in the third quarter of 2024, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the third quarter of 2025 at 34%, while outdoor was the largest portion of our revenue mix in the third quarter of 2024 at 33%.

The increase in fitness revenue was driven by strong demand for advanced wearables. The increase in aviation revenue was driven by sales growth in OEM and aftermarket product categories. The increase in marine revenue was driven by sales growth across multiple product categories. Outdoor revenue decreased primarily due to consumer auto and adventure watch product categories comparing against strong prior year product launch cycles. Auto OEM revenue decreased as certain legacy programs approach end-of-life and were partially offset by growth in a recent domain controller program.

Gross Profit

Gross Profit	13-Weeks Ended September 27, 2025	Year-over-Year Change	13-Weeks Ended September 28, 2024
Fitness	$362,849	28%	$283,325
Percentage of Segment Net Sales	60%		61%
Outdoor	329,749	(8%)	358,693
Percentage of Segment Net Sales	66%		68%
Aviation	180,708	17%	154,138
Percentage of Segment Net Sales	75%		75%
Marine	148,238	21%	122,433
Percentage of Segment Net Sales	56%		55%
Auto OEM	24,943	(24%)	33,010
Percentage of Segment Net Sales	15%		20%
Total	$1,046,487	10%	$951,599
Percentage of Total Net Sales	59%		60%

Gross profit dollars in the third quarter of 2025 increased 10%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin as a percent of net sales decreased 90 basis points when compared to the year-ago quarter, primarily due to higher product costs.

Gross margin percentage remained relatively flat within the fitness, aviation, and marine segments when compared to the year-ago quarter. The outdoor gross margin percentage decrease of 190 basis points was primarily attributable to higher product costs. The auto OEM gross margin percentage decrease of 440 basis points was primarily attributable to an increase in accrued warranty costs associated with prior period sales.

Operating Expense

Operating Expense	13-Weeks Ended September 27, 2025	Year-over-Year Change	13-Weeks Ended September 28, 2024
Research and development expense	286,464	15%	249,162
Percentage of Total Net Sales	16%		16%
Selling, general and administrative expenses	303,220	14%	264,962
Percentage of Total Net Sales	17%		17%
Total	$589,684	15%	$514,124
Percentage of Total Net Sales	33%		32%

Total operating expense in the third quarter of 2025 increased 15% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago quarter. Operating expense, as a percent of segment net sales, decreased in the fitness, aviation, and marine segments by 110 basis points, 380 basis points, and 100 basis points, respectively, when compared to the year-ago quarter due to increased sales and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the outdoor and auto OEM segments by 370 basis points and 490 basis points, respectively, when compared to the year-ago quarter due to decreased sales while expenses increased.

Research and development expense increased 15% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expenses increased 14% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 27, 2025	Year-over-Year Change	13-Weeks Ended September 28, 2024
Fitness	$193,600	31%	$147,768
Percentage of Segment Net Sales	32%		32%
Outdoor	169,734	(19%)	208,866
Percentage of Segment Net Sales	34%		40%
Aviation	60,768	37%	44,278
Percentage of Segment Net Sales	25%		22%
Marine	49,396	31%	37,839
Percentage of Segment Net Sales	19%		17%
Auto OEM	(16,695)	NM	(1,276)
Percentage of Segment Net Sales	(10%)		(1%)
Total	$456,803	4%	$437,475
Percentage of Total Net Sales	26%		28%

NM - Represents that the percentage change is not meaningful.

Total operating income in the third quarter of 2025 increased 4% in absolute dollars and decreased 180 basis points as a percent of revenue when compared to the year-ago quarter. The improved operating income dollar performance in fitness, aviation, and marine was partially offset by decreases in outdoor and auto OEM.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 27, 2025	13-Weeks Ended September 28, 2024
Interest income	$32,085	$28,830
Foreign currency gains	20,334	18,131
Other income	598	1,814
Total	$53,017	$48,775

The average interest rate return on cash and investments during the third quarter of 2025 was 3.3%, and remained relatively flat compared to 3.3% during the same quarter of 2024.

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

The $20.3 million currency gain recognized in the third quarter of 2025 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro, Polish Zloty, and British Pound Sterling, within the 13-week period ended September 27, 2025. During this period, the U.S. Dollar strengthened 4.5% against the Taiwan Dollar, resulting in a gain of $26.5 million, while the U.S. Dollar strengthened 0.2% against the Euro, 1.0% against the Polish Zloty, and 2.3% against the British Pound Sterling, resulting in losses of $2.6 million, $2.2 million, and $1.6 million, respectively. The remaining net currency gain of $0.2 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $108.2 million in the 13-week period ended September 27, 2025, compared to income tax expense of $87.1 million in the 13-week period ended September 28, 2024. The effective tax rate was 21.2% in the third quarter of 2025, compared to 17.9% in the third quarter of 2024. The increase in the effective tax rate in the current quarter was primarily driven by the U.S. tax legislation enacted during the current quarter, which, among other things, changed capitalization requirements of certain research and development costs, resulting in a year-to-date adjustment due to a decrease in certain expected U.S. tax deductions and credits.

Net Income

As a result of the above, net income for the 13-week period ended September 27, 2025 was $401.6 million compared to $399.1 million for the 13-week period ended September 28, 2024, an increase of $2.5 million.

Comparison of 39-Weeks Ended September 27, 2025 and September 28, 2024

Net Sales

Net Sales	39-Weeks Ended September 27, 2025	Year-over-Year Change	39-Weeks Ended September 28, 2024
Fitness	$1,591,159	29%	$1,235,182
Percentage of Total Net Sales	31%		28%
Outdoor	1,426,451	7%	1,332,617
Percentage of Total Net Sales	28%		30%
Aviation	712,926	11%	639,739
Percentage of Total Net Sales	14%		14%
Marine	885,704	8%	821,933
Percentage of Total Net Sales	17%		18%
Auto OEM	504,324	13%	444,871
Percentage of Total Net Sales	10%		10%
Total	$5,120,564	14%	$4,474,342

Net sales increased 14% for the 39-week period ended September 27, 2025 when compared to the year-ago period. Total unit sales in the first three quarters of 2025 increased by approximately 10% to 14,547 when compared to total unit sales of 13,165 in the first three quarters of 2024, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the first three quarters of 2025 at 31%, while outdoor was the largest portion of our revenue mix in the first three quarters of 2024 at 30%.

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

Gross Profit

Gross Profit	39-Weeks Ended September 27, 2025	Year-over-Year Change	39-Weeks Ended September 28, 2024
Fitness	$947,661	31%	$723,375
Percentage of Segment Net Sales	60%		59%
Outdoor	936,713	6%	885,646
Percentage of Segment Net Sales	66%		66%
Aviation	534,082	12%	478,131
Percentage of Segment Net Sales	75%		75%
Marine	496,509	10%	449,472
Percentage of Segment Net Sales	56%		55%
Auto OEM	83,078	4%	80,006
Percentage of Segment Net Sales	16%		18%
Total	$2,998,043	15%	$2,616,630
Percentage of Total Net Sales	59%		58%

Gross profit dollars in the first three quarters of 2025 increased 15%, primarily due to the increase in net sales when compared to the year-ago period, as described above. Consolidated gross margin as a percent of net sales was relatively flat when compared to the year-ago period.

The marine gross margin percentage increase of 140 basis points was primarily attributable to favorable product mix. The fitness, outdoor, and aviation gross margin percentages were relatively flat when compared to the year-ago period. The auto OEM gross margin percentage decrease of 150 basis points was primarily attributable to an increase in accrued warranty costs associated with prior period sales.

Operating Expense

Operating Expense	39-Weeks Ended September 27, 2025	Year-over-Year Change	39-Weeks Ended September 28, 2024
Research and development expense	$831,247	13%	$734,848
Percentage of Total Net Sales	16%		16%
Selling, General and administrative expenses	904,874	13%	803,869
Percentage of Total Net Sales	18%		18%
Total	$1,736,121	13%	$1,538,717
Percentage of Total Net Sales	34%		34%

Total operating expense in the first three quarters of 2025 increased 13% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. Operating expense, as a percent of segment net sales, decreased in the fitness, aviation, and auto OEM segments when compared to the year-ago period by 230 basis points, 110 basis points, and 110 basis points, respectively, due to the increase in sales and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the outdoor and marine segments by 110 basis points and 140 basis points, respectively, when compared to the year-ago period due to expenses growing more than sales.

Research and development expense increased 13% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expense increased 13% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	39-Weeks Ended September 27, 2025	Year-over-Year Change	39-Weeks Ended September 28, 2024
Fitness	$468,943	45%	$323,511
Percentage of Segment Net Sales	29%		26%
Outdoor	456,402	1%	451,408
Percentage of Segment Net Sales	32%		34%
Aviation	172,508	17%	146,899
Percentage of Segment Net Sales	24%		23%
Marine	199,181	7%	185,422
Percentage of Segment Net Sales	22%		23%
Auto OEM	(35,112)	NM	(29,327)
Percentage of Segment Net Sales	(7%)		(7%)
Total	$1,261,922	17%	$1,077,913
Percentage of Total Net Sales	25%		24%

NM - Represents that the percentage change is not meaningful.

Total operating income in the first three quarters of 2025 increased 17% in absolute dollars and was relatively flat as a percent of revenue when compared to the year-ago period. The improved operating income dollar performance in fitness, outdoor, aviation, and marine was partially offset by a decrease in auto OEM.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 27, 2025	39-Weeks Ended September 28, 2024
Interest income	$94,316	$83,143
Foreign currency gains	21,582	15,584
Other income	1,329	2,623
Total	$117,227	$101,350

The average interest returns on cash and investments during the 39-week periods ended September 27, 2025 and September 28, 2024 were 3.2% and 3.3%, respectively.

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

The $21.6 million currency gain recognized in the 39-week period ended September 27, 2025 was primarily due to the U.S. Dollar weakening against the Euro and British Pound Sterling, partially offset by the U.S. Dollar weakening against the Taiwan Dollar, within the 39-week period ended September 27, 2025. During this period, the U.S. Dollar weakened 12.2% against the Euro and 6.5% against the British Pound Sterling, resulting in gains of $46.5 million and $2.9 million, respectively, while the U.S. Dollar weakened 7.8% against the Taiwan Dollar, resulting in a loss of $35.1 million. The remaining net currency gain of $7.3 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $243.9 million in the first three quarters of 2025, compared to income tax expense of $203.6 million in the first three quarters of 2024. The effective tax rate was 17.7% in the first three quarters of 2025, compared to 17.3% in the first three quarters of 2024. The increase in the effective tax rate in the current period was primarily driven by the U.S. tax legislation enacted during the current quarter, which, among other things, changed capitalization requirements of certain research and development costs, resulting in a decrease in certain expected U.S. tax deductions and credits.

Net Income

As a result of the above, net income for the 39-week period ended September 27, 2025 was $1,135.2 million compared to $975.7 million for the 39-week period ended September 28, 2024, an increase of $159.5 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of September 27, 2025, we had approximately $3.9 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2025 and 2024 were 3.2% and 3.3%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, the performance of the underlying collateral, and the credit performance of the underlying issuer, among other factors. See Note 4 – Marketable Securities in the Notes to the Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,079.6 million for the first three quarters of 2025, compared to $948.6 million for the first three quarters of 2024. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales, partially offset by increases in cash paid for cost of goods sold and operating expenses and a strategic increase in inventory in the first three quarters of 2025 compared to the first three quarters of 2024.

Cash used in investing activities totaled $513.8 million for the first three quarters of 2025, compared to $190.8 million for the first three quarters of 2024. The increase was primarily due to an increase in cash used for acquisitions, an increase in net purchases of marketable securities, and an increase in purchases of property and equipment in the first three quarters of 2025 compared to the first three quarters of 2024.

Cash used in financing activities totaled $625.5 million for the first three quarters of 2025, compared to $449.4 million for the first three quarters of 2024. This increase was primarily due to higher purchases of treasury shares under the share repurchase plan, higher cash dividend payments, and an increase in the purchase of treasury shares related to equity awards in the first three quarters of 2025 compared to the first three quarters of 2024.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, data centers, and retail. As of September 27, 2025, the Company had fixed lease payment obligations of $222.7 million, with $42.8 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable commitments. As of September 27, 2025, the Company had inventory purchase obligations of $922.8 million, with $683.1 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of September 27, 2025, the Company had other purchase obligations of $375.6 million, with $173.7 million payable within 12 months.

Other Uses of Cash

The Company estimates net cash outlays for income taxes in 2025 will be lower than previously anticipated, primarily as a result of the U.S. tax legislation enacted during the current quarter, which changed capitalization requirements of certain research and development costs.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 27, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There have been no material changes during the 13-week and 39-week periods ended September 27, 2025 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 27, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 27, 2025 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There have been no material changes to the risks presented in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, except as described in the updated risk factor below, which is repeated from our Quarterly Report for the period June 28, 2025. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended September 27, 2025, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 29, 2025 - July 26, 2025	49	$219.68	49	$132,639
July 27, 2025 - August 23, 2025	50	$230.04	50	$121,136
August 24, 2025 - September 27, 2025	60	$237.20	60	$106,904
Total	159		159

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended September 27, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On August 1, 2025, Patrick Desbois, Co-Chief Operating Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of 100% of the net shares (net of tax withholding) resulting from the maximum potential equity awards vesting of 18,443 gross shares of our common shares during the plan period, subject to certain conditions. The first trade date will not occur until December 15, 2025 at the earliest, and the plan's maximum duration is until March 4, 2026.

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

Exhibit 10.1*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees.

Exhibit 10.2*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees.

Exhibit 10.3*‡	Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees.

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

Dated: October 29, 2025