Form 10-K
period 2025-12-27
GARMIN LTD
filed 2026-02-18
CIK 1121788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[☒]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

or

[☐]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41118

GARMIN LTD.

(Exact name of registrant as specified in its charter)

Switzerland (State or other jurisdiction of incorporation or organization)	98-0229227 (I.R.S. Employer Identification No.)
Mühlentalstrasse 36/38 8200 Schaffhausen Switzerland (Address of principal executive offices)	N/A (Zip Code)

Registrant’s telephone number, including area code: +41 52 630 1600

Securities registered pursuant to Section 12(b) of the Act:

Registered Shares, $0.10 Per Share Par Value	GRMN	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [☑] NO [☐]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [☐] No [☑]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☑] NO [☐]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [☑] NO [☐]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the common shares held by non-affiliates of the registrant as of June 28, 2025 (based on the closing price of the registrant's common shares on the New York Stock Exchange for June 27, 2025) was approximately $34,219,000,000.

Number of shares outstanding of the registrant’s common shares as of February 13, 2026:

Registered Shares, $0.10 par value – 192,480,830 (excluding treasury shares)

Documents incorporated by reference:

Portions of the following document are incorporated herein by reference into Part III of the Form 10-K as indicated:

Document	Part of Form 10‑K into which Incorporated

Company's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders which will be filed no later than 120 days after December 27, 2025.	Part III

Garmin Ltd.

2025 Form 10-K Annual Report

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

Part I

Item 1. Business

Company Overview

For more than 35 years, Garmin Ltd. and its subsidiaries (collectively, we, our, us, the Company or Garmin) have pioneered new products, many of which feature location technology such as Global Positioning System (GPS), services and applications that are designed for people who live an active lifestyle. Garmin serves five primary markets: fitness, outdoor, aviation, marine, and auto OEM. Garmin designs, develops, manufactures, markets, and distributes a diverse family of GPS-enabled products and other navigation, communications, sensor-based and information products and services for these markets, as well as products installed by original equipment manufacturers (OEMs) and for aftermarket applications. Since the inception of its business, Garmin has delivered over 300 million products, which included more than 20 million products delivered during fiscal 2025.

Available Information

Garmin’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and Forms 3, 4 and 5 filed by Garmin’s directors and executive officers and all amendments to those reports will be made available free of charge through the Investor Relations section of Garmin’s website (www.garmin.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The reference to Garmin’s website address does not constitute incorporation by reference of the information contained on this website, and such information should not be considered part of this report on Form 10-K or in any other report or document the Company files with the SEC, and any references to the Company’s website are intended to be inactive textual references only.

The following description of Garmin’s business should be read in conjunction with Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Products and Services

Garmin offers a broad range of products and services across its reportable segments as outlined below. In general, Garmin believes that its products are known for their value, high performance, ease of use, innovation, and appealing design.

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

Certain Garmin products offer access to private satellite networks from third-party providers on a subscription basis. Subscriptions to these services and networks enable certain features such as communication, weather, and mapping content. Network coverage and ability to connect to these third-party satellite networks to enable these features vary by location and jurisdiction.

Garmin has several applications to enhance and support the function of products sold by the Company. Garmin Connect™ and Garmin Connect™ Mobile are web and mobile platforms where users can track and analyze their fitness, activities and workouts, and wellness data. In addition, users can share their accomplishments, create training groups and group challenges, and get feedback and encouragement from the Connect community. Garmin Connect+ offers premium features, including personalized insights and performance dashboards, to users on a subscription basis. The Connect IQ™ application development platform enables third parties to create a variety of applications that run on a wide assortment of Garmin devices. Connect IQ provides developers with an easy-to-use software development kit (SDK) to facilitate development efforts in creating watch faces, applications, widgets, and data fields. These third-party applications are available for download by Garmin users via their mobile phone or computer and run on their compatible Garmin wearable, bike computer, or handheld devices for the golf, outdoor and marine markets.

Fitness

Garmin offers a broad range of products and services designed for use in health, wellness, and fitness activities. Garmin currently offers the following product categories and related services within the Fitness segment to consumers around the world:

•
Running: Garmin running watches are offered under the Forerunner® product series. The Forerunner series offers GPS-enabled watches with features unique to each model. Depending on the model, features include wrist-based biometrics, sports apps, triathlon and multisport profiles, AMOLED displays, music storage capabilities, mapping capabilities, LTE Connectivity, solar charging, built-in LED flashlights, speakers, microphones, and Garmin Pay™ contactless payment.

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

•
Scales and Monitors: Garmin offers a range of health and fitness accessories including chest strap heart rate monitors, smart scales, blood pressure monitors, and sleep monitors.

•
Sports Timing and Performance Analysis: Garmin, under the MYLAPS brand, offers sports timing and performance analysis solutions for professional timers, event organizers, clubs, racetracks, federations, and individual athletes.

Outdoor

Garmin offers a broad range of products and services designed for use in outdoor activities. Garmin currently offers the following product categories and related services within the Outdoor segment to consumers around the world:

•
Adventure Watches: Garmin adventure watches offer a wide range of features, including wrist-based biometrics, sports apps, triathlon and multisport profiles, solar charging, music storage capabilities, preloaded full-color purpose-built adventure mapping of topography, ski resorts, and golf courses, LTE and satellite network connectivity, built-in LED flashlights, speakers, microphones, and Garmin Pay™ contactless payment, depending on the model. The fēnix® series is for active lifestyle users seeking a premium smartwatch experience. The Instinct® series offers features for users seeking a rugged and reliable outdoor GPS smartwatch. The tactix® series is for users looking for tactical-inspired features, such as night vision compatibility and stealth mode. The Enduro™ series is for users who want additional battery and solar charging enhancements to extend battery life. The MARQ® series collection of watches is for users seeking a luxury smart tool watch with premium materials.

•
inReach® and Garmin Response: Garmin offers several product lines that feature Garmin’s inReach capabilities. These devices include global satellite communication technology which, when combined with an active service plan, offers two-way text messaging, photo and voice messaging, weather forecasts, and S.O.S. capabilities anywhere in the world, depending on the model. These S.O.S. capabilities are supported 24/7 by Garmin’s professionally trained associates at Garmin Response, the Company’s global emergency response coordination center.

•
Outdoor Handhelds and Satellite Communicators: Garmin offers devices under the Montana®, eTrex®, GPSMAP®, and inReach product lines. Device offerings range from basic waypoints navigators to advanced color touchscreen devices offering barometric altimeter, with features such as 3-axis compass, cameras, preloaded maps, wi-fi and smartphone connectivity, two-way satellite communication using inReach technology, and solar charging, depending on model. Garmin also offers Outdoor Maps+, a subscription-based premium plan that offers subscribers access to premium mapping content across the globe.

•
Golf Devices: Garmin golf devices are offered under the Approach® product line. The Approach series includes wearable devices, laser rangefinders, launch monitors and simulators, club sensors, and handhelds. Garmin maintains a comprehensive collection of over 43,000 golf course maps to provide useful information during real or simulated rounds. Wearable and handheld golf devices, and laser rangefinders provide on-course yardage distances to the front, back, and middle of the green. Launch monitors and simulators track swing metrics and provide users the ability to play virtual rounds of golf. The Garmin Golf™ mobile app also offers scoring, shot tracking, and performance tracking features. Premium features, such as Green contours, CourseView maps, and Home Tee Hero virtual rounds, are available with a Garmin Golf membership plan.

•
Consumer Automotive: Garmin offers products for the consumer automotive markets and purpose-built products to support the ecosystems of the motorcycle, RV, trucking, and powersports markets. Products and solutions include personal navigation devices (PNDs), integrated and stand-alone dash cams, backup cameras, driving performance optimizers, rearview motorcycle radars, and premium trucking headsets. The dēzl™ ecosystem offers a broad range of products for professional truck drivers including headsets, electronic logging devices, and PNDs with over-the-road trucking features. The zūmo® series of PNDs is for users seeking motorcycle-specific features. The RV series of PNDs offers features specific to the RV enthusiast. Tread® is a line of rugged, all-terrain navigators with mapping specific for off-road guidance for overlanding, off-roading, and Baja racing, as well as live team tracking through integrated inReach technology in certain models. The Garmin Catalyst™ is an industry-first racing coach and driving performance optimizer.

•
Field: Garmin offers sportsman devices under the Xero® product line, including optics and sight products and a chronograph. Garmin offers a variety of dog tracking and training devices, including those under the Alpha®, PRO, BarkLimiter™, Delta®, and DriveTrack™ product lines. Garmin offers equine wellness systems under the Blaze™ product line.

•
Dive Devices: Garmin offers the Descent™ product line of dive devices, including large-format and vibrant-display dive computers, watch-style dive computers, tank pressure monitors, and diver monitoring and communication buoys. The Descent dive computers are designed for users wanting diving functionality, including integrated air pressure monitoring, multiple dive modes for single and multiple gas dives (including nitrox and trimix), gauge, apnea, apnea hunt and closed-circuit rebreather. Garmin Descent transceivers allow users to monitor up to eight tanks when under water, viewing air pressure, depth, use rate and time remaining for multiple types of diving when paired with a compatible air-integrated Descent dive computer.

Aviation

Garmin designs, manufactures, and markets a wide range of innovative aircraft avionics solutions to the broad and diverse aviation sector. Avionics are sold directly into aircraft OEM applications as well as through Garmin’s worldwide dealer network for retrofit installations on existing aircraft.

Garmin has developed innovative products and technologies serving general aviation, business aviation, rotorcraft, and experimental/light sport markets. Garmin solutions are available for all aircraft categories and classes; from small piston and electric-powered general aviation aircraft to large business jet aircraft, as well as a wide-ranging variety of helicopters, including those serving critical public service and oil/gas missions.

Garmin also provides highly differentiated products and service solutions to other growth markets such as commercial air-carrier, military and defense, electric aircraft, and the Advanced Air Mobility / eVTOL space. By offering products such as Commercial Off-The-Shelf (COTS) and mission-optimized solutions to military and defense contractors/customers, and products tested and optimized for high duty cycle commercial aviation operations, Garmin continues to expand its leadership and presence within these high-growth markets.

Garmin currently offers the following products, systems, and services to the global aviation market:

•
Integrated Flight Decks: Known for defining the integrated flight deck (IFD) space in general aviation and light business aviation applications, Garmin is delivering its third-generation IFD offering to OEMs and retrofit IFD applications. These solutions can be scaled for any size aircraft and rotorcraft, featuring communication and navigation, automatic flight control systems, weather information, terrain and traffic awareness and avoidance, aircraft performance, and automated safety solutions.

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

•
Automatic Flight Control Systems and Safety-Enhancing Technologies: Garmin offers scalable flight control systems with unique integrated safety features for aircraft and rotorcraft. Garmin Autopilots, and Autonomí™ safety-enhancing solutions cover a wide spectrum of aircraft, from super mid-size cabin business jets and helicopters to light general aviation aircraft. Garmin’s award-winning Autoland system will autonomously land the aircraft in the event the pilot is not able to do so, and Smart Glide™ will assist a pilot to get to the nearest airport in the event of the loss of engine power. Garmin also offers an innovative Smart Rudder Bias system that can help the pilot maintain control of a twin-engine aircraft in the event of an engine failure.

•
Audio Control Systems: Garmin produces a broad array of cutting-edge audio systems, including panel-mount and remote-mounted units, incorporating features such as Bluetooth connectivity, voice command technology, and integrated intercoms.

•
Engine Indication Systems: Garmin offers a variety of stand-alone and integrated advanced engine indication systems for piston and turbine-powered aircraft with comprehensive data-logging capabilities as well as wireless data offloading, cloud storage and analysis capability through the flyGarmin.com online services portal.

•
Traffic Awareness and Avoidance Solutions: Garmin offers an array of traffic advisory and collision avoidance systems, including TAS and TCAS / ACAS solutions, with applications in all types of aircraft.

•
ADS-B and Transponders: Garmin offers a full lineup of ADS-B and transponder solutions, including ADS-B “Out” compliant solutions as well as ADS-B “In” and Bluetooth capable units that allow pilots to connect to their mobile device to display ADS-B traffic and weather. Garmin ADS-B solutions also enable safety technologies like Runway Occupancy Awareness and CDTI-Assisted Visual Separation.

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

•
Services: Garmin aviation services include the Garmin Pilot™ electronic flight bag tool, which is a multi-platform solution that helps pilots plan, file, fly, and log flights on both the web and mobile devices. Aircraft operators can also manage their aircraft via the Garmin PlaneSync connected aircraft management system, which gives live updates on select aircraft systems straight to the Garmin Pilot application and more. Pilots and aircraft operators can also select from a wide range of Garmin aviation databases and charting solutions, such as SmartCharts - the world’s first aviation charting solution specifically designed for digital replacement of traditional terminal charts. Additionally, business and commercial aviation customers utilize AeroData solutions for aircraft performance data (runway analysis), weight and balance, obstacle clearance and load planning. Garmin continues to provide industry-leading product support, and offers a wide selection of training products, extended warranties, and subscription services for all aviation markets.

Marine

Garmin offers a broad range of products and services designed for use in marine recreation applications. Garmin currently offers the following product categories and related services within the Marine segment to the global marine market:

•
Chartplotters and Multi-Function Displays (MFDs): Garmin offers numerous chartplotters/MFDs under the GPSMAP® and ECHOMAP™ product lines. The offerings range from 4-inch portable and fix-mounted products to 27-inch fully integrated Glass Helm offerings with 4k resolution displays, ultra-wide formats and include wireless connectivity to the ActiveCaptain® mobile app.

•
Cartography: Garmin supplies cartography for the recreational marine market. Garmin Navionics Vision+™ and Garmin Navionics Platinum+™ charts are compatible with most major chartplotters and MFDs on the market. Major features include the patented Auto Guidance+™ routing technology, satellite imagery, and 3D views.

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

•
Handhelds and Wearable Devices: Garmin offers the quatix® series wearable, GPS-enabled smartwatches designed for mariners, which include marine features for navigation, sailing, stereo control, autopilot functions, tidal information, a built-in LED flashlight, and solar charging, depending on model. Garmin also offers floating marine GPS handhelds with wireless data transfer between compatible units and preloaded cartography. Some handhelds contain built-in inReach® satellite communication.

•
Sailing: Garmin has integrated many basic and advanced sailing features into the Company’s MFD and instrument systems. These Garmin SailAssist™ features include enhanced wind rose with true and apparent wind data, POLAR tables, pre-race guidance, synchronized race timer, virtual starting line, time to burn and lay line data fields.

•
Audio: Garmin’s audio brands, Fusion® and JL Audio®, offer premium audio products and accessories, including head units, speakers, amplifiers, subwoofers, and other audio components. These products are designed specifically for the marine, powersports, aftermarket automotive, RV, and home environments, offering premium sound amplification, clarity, and supporting many connectivity options for integrating with MFDs, smartphones, and Garmin wearables.

•
Digital Switching: Garmin offers digital switching products under the EmpirBus™ product line for boats and RVs. The Garmin EmpirBus products provide power distribution and control solutions for marine and RV applications which enable advanced logic controls and automation to add smart electrical system features. The system features fully customizable graphics and user interface that can be controlled through Garmin’s multi-function displays.

•
Trolling Motors: Garmin offers the Force® Trolling Motor series, powerful, efficient trolling motors with built-in CHIRP and Ultra High-Definition ClearVü™ and SideVü™ sonar. The product line includes the Force Kraken with various sizes from 48” up to 110” shaft length and a pivot-style mount, the Force Pro with 50” and 57” shaft length sizes and a scissor-style mount, and the Force Current kayak trolling motor. The Force product line also connects wirelessly to Garmin chartplotters/MFDs to provide navigation, autopilot, and anchor lock integration.

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

Sales and Distribution

Garmin’s distribution strategy is to support a broad and diverse network of sales channels for Garmin products while maintaining high quality standards to ensure end-user satisfaction. Garmin products are sold through a variety of indirect distribution channels, including a large worldwide network of independent retailers, dealers, distributors, installation and repair shops, and OEMs. Garmin also sells its products and services directly through the Garmin online webshop (garmin.com), subscriptions for connected services, and Garmin retail stores. During 2025, the Company’s net sales through its direct distribution channels accounted for greater than 10% of total net sales. Marketing support is provided geographically from Garmin’s offices around the world.

Competition

Garmin operates in highly competitive markets, though competitive conditions vary among the diverse target markets and geographies. Garmin believes the principal competitive factors impacting the market for its products are design, functionality, quality and reliability, customer service, brand, price, time-to-market and availability. Garmin believes that it generally competes favorably in each of these areas and as such, is generally a significant competitor in each of the major markets in which it operates.

Garmin believes that its principal competitors for fitness products are Apple, Bryton, Coros, Elite, Google, Huawei, Oura, Polar, Samsung, SRAM, Suunto, Wahoo Fitness, Whoop, Xiaomi, Zepp Health, and Zwift. Garmin believes that its principal competitors for outdoor products are Apple, Casio, Coros, Dogtra, Globalstar, Infinition, Rand McNally, Samsung, Shearwater Research, SportDOG, Suunto, TAG Heuer, Tissot, TomTom, Trackman, Uneekor, Vista Outdoor, and Zoleo. Garmin considers its principal aviation competitors to be Aspen Avionics, Avidyne, Dynon Avionics, Jeppesen ForeFlight, Genesys Aerosystems, Honeywell Aerospace & Defense, Innovative Aerosystems, Collins Aerospace (RTX), Safran, Thales, and Universal Avionics Systems Corporation. For marine products, Garmin believes that its principal competitors are Furuno, Johnson Outdoors, Navico

(Brunswick), and Raymarine (Teledyne). Garmin believes that its principal competitors for auto OEM products are Alpine Electronics, Aptiv, Bosch, Continental, Harman (Samsung), LG, Panasonic, and Visteon.

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

Manufacturing and Operations

Garmin believes one of its core competencies is its vertically integrated manufacturing capabilities at its facilities in Taiwan, the U.S., the Netherlands, the U.K., Poland, and China. Garmin believes that operation of its own manufacturing facilities and distribution networks provides significant capability and flexibility to address the breadth and depth of resources necessary to serve its diverse products and markets.

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

Quality: Garmin’s automation and advanced production processes provide in-service robustness and consistent reliability standards that enable Garmin to maintain strict process and quality control of the products manufactured, thereby improving the overall quality of the Company’s products. Additionally, the immediate feedback throughout the manufacturing processes is shared with the development teams, providing integrated continuous improvement throughout design and supply chain.

Garmin’s design, manufacturing, distribution, and service functions in its U.S., Taiwan, China, Netherlands, and U.K. facilities are certified to ISO 9001, an international quality standard developed by the International Organization for Standardization (ISO). Garmin’s automotive operations in Taiwan, China, Poland, and Olathe, Kansas (U.S.) have achieved IATF 16949 certification, a quality standard for automotive suppliers. Garmin’s Olathe, Kansas and Salem, Oregon (U.S.) aviation operations in the U.S. have achieved certification to AS9100, a quality standard for the aviation industry. Garmin has also implemented multiple health and safety management systems and achieved certification to the ISO 45001 standard for Health and Safety Management at facilities in the U.S., Taiwan, Poland, and China.

Time to Market: Garmin uses multi-disciplinary teams of design engineers, process engineers, and supply chain specialists to develop products, allowing them to quickly move from concept to manufacturing. This integrated ownership provides inherent flexibility to enable faster time to market.

Materials

Garmin purchases components from a large number of qualified suppliers. Although many components essential to Garmin’s business are generally available from multiple sources, certain key components are currently obtained by the Company from single or limited sources, which subjects Garmin to supply and pricing risks. For these components, the Company has limited near-term flexibility to use other suppliers if a current vendor becomes unavailable or is unable to meet requirements. Extended disruptions at these suppliers or global shortages of essential components, such as memory chips, could impact Garmin’s ability to meet customer demand due to component shortages or increased lead times, or cause Garmin to incur higher product costs. However, Garmin mitigates this risk by leveraging multi-segment purchasing power and holding safety stock, and we believe these potential disruptions would not disproportionately disadvantage the Company relative to its competitors due to the Company’s vertical integration strategy, which provides opportunities to quickly deploy new product designs.

Seasonality

The Company’s net sales are subject to seasonal fluctuation. Sales of the Company’s consumer products are generally highest in the fourth quarter due to increased demand during the holiday buying season, and many marine products experience increased demand in the first and second quarters in advance of the summer boating season. Sales of the Company’s consumer products are also influenced by the timing of new product introductions. The Company’s aviation and auto OEM products do not experience much seasonal variation, but are more influenced by the timing of aircraft certifications, regulatory mandates, auto program manufacturing, and the release of new products when the initial demand is typically the strongest.

Intellectual Property

Garmin’s success and ability to compete is dependent, in part, on its proprietary technology. Garmin relies on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements, to establish and protect its proprietary rights. In addition, Garmin often relies on licenses of intellectual property for use in its business.

As of December 27, 2025, Garmin has been issued over 2,100 patents throughout the world and holds more than 1,290 trademark registrations. The duration of patents varies in accordance with the provisions of applicable local law. Garmin believes that its continued success depends on the intellectual skills of its employees and their ability to continue to innovate. Garmin will continue to file and prosecute patent applications when appropriate to attempt to protect Garmin’s rights in its proprietary technologies.

There is no assurance that Garmin’s current patents, or patents that Garmin may later acquire, may successfully withstand any challenge, in whole or in part. It is also possible that any patent issued to Garmin may not provide the Company with any competitive advantages, or that the patents of others will preclude Garmin from manufacturing and marketing certain products. Despite Garmin’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect Garmin trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Environmental Matters

Garmin has a global environmental policy and is committed to protecting the environment throughout various aspects of its business. Garmin has implemented multiple environmental management systems and achieved certification to the ISO 14001 standard for Environmental Management at facilities in the U.S., U.K., Taiwan, Poland, and China. Garmin has also implemented energy management systems and achieved certification to the ISO 50001 standard for Energy Management at its manufacturing facilities in Taiwan.

Garmin actively manages its environmental impact by continually assessing and reviewing its environmental sustainability efforts. Garmin reduces its greenhouse gas emissions through direct carbon emissions reduction and elimination strategies. Certain Garmin facilities, including its facilities in Olathe, Kansas (U.S.), utilize renewable electricity through power purchase agreements with utility providers or from on-site generation. Strategies to further reduce greenhouse gas emissions include increasing renewable electricity utilization where it is available to us under reasonable terms and conditions. Garmin also continuously works to reduce waste and increase recycling and composting.

Garmin’s operations are subject to various environmental laws, including laws addressing air and water pollution and management of hazardous substances and wastes. Capital expenditures for environmental controls are included in the Company’s normal capital budget. Historically, capital expenditures associated with environmental controls have not been material, and compliance with environmental laws has not had a material impact on the Company’s competitive position.

Many of Garmin's products are subject to laws relating to the chemical and material composition of the Company’s products and their energy efficiency. Garmin is also subject to extended producer responsibility laws and regulations requiring manufacturers to be responsible for collection, recovery, and recycling of wastes from certain electronic products. Historically, compliance with environmental laws has not had a material impact on the Company’s profitability. Garmin has processes to monitor environmental law changes and to evaluate the potential impact of such laws to its business, but the impact of future enactment of environmental laws cannot yet be fully determined and could be substantial.

Certain other laws or regulations that are developed in part due to environmental considerations may be applicable to Garmin or Garmin products and could impact the design and development of products, financial position, or results of operations of the Company.

Human Capital

Successful execution of the Company’s strategy depends on attracting, developing, and retaining key employees and members of Garmin’s management team. To facilitate talent attraction and retention, Garmin provides opportunities for its employees to grow and develop in their careers, supported by generous compensation and benefits, and through programs that build connections among employees and their communities. Garmin believes its efforts in managing its workforce have been effective, as evidenced by a strong company culture and positive relations between the Company and its employees.

As of December 27, 2025, the Company had approximately 23,000 full and part-time employees worldwide, of whom approximately 8,100 were in the Americas region, 11,400 were in APAC (Asia Pacific and Australian Continent), and 3,500 were in EMEA (Europe, the Middle East, and Africa). Garmin’s vertical integration model enables it to provide a variety of opportunities across many different professions including engineering, human resources, information technology, marketing, sales, and operations. The Company’s products are created by its engineering and development staff, which numbered approximately 6,500 people worldwide as of December 27, 2025. Garmin’s manufacturing staff, which numbered approximately 10,200 people worldwide as of December 27, 2025, includes manufacturing process engineers who work closely with Garmin’s design engineers to ensure manufacturability and manufacturing cost control for its products.

Garmin offers a range of generous benefits programs to its employees that enable the attraction and retention of leading talent. In addition to salaries, these programs (which vary by country/region) include stock compensation, savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and an Employee Stock Purchase Plan, which provides employees an opportunity to acquire company ownership for a discounted price. Garmin also invests significant resources in talent development programs to provide employees with the training and education they need to help achieve their career goals, build relevant skills, and lead their organizations. Business Resource Groups provide opportunities for employees to connect, network, and become involved in community engagement initiatives.

Garmin supports local community engagement initiatives where it has a business presence and provides opportunities for employees to give back to those communities. One such initiative is through active engagement in Science, Technology, Engineering, and Math (“STEM”) community outreach programs. Garmin’s strategic aim in these educational programs is to educate and encourage local students of all backgrounds to pursue careers in the engineering field.

Item 1A. Risk Factors

The risks described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Business Risks

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, overall demand for our products could decrease to the extent that total sales and profits decline.

A significant portion of our revenue has been, and we expect in the future will continue to be, derived from sales of newly introduced products. The market for our products is characterized by rapidly changing technology, evolving industry standards and regulations and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards, regulatory requirements or customer needs, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance. If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our business, financial condition and results of operations could be materially adversely affected.

There are many factors that can affect new product offerings, product features, and timeliness to market. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future challenges related to new products, whether due to product development delays, manufacturing delays, supply chain constraints, lack of market acceptance, delays in regulatory approval, or otherwise, could materially adversely affect our business, financial condition and results of operations.

If we are unable to compete effectively with existing or new competitors, the associated loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share.

The markets for many of our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources to the development, promotion and sale of their products or secure better product positioning with retailers. Additionally, existing and emerging competitors have been able to replicate certain features offered by some of our products and services or respond more rapidly to emerging technologies or changes in customer requirements. Some of our original equipment manufacturer (OEM) customers may develop in-house equipment and components that they currently purchase from us. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could materially adversely affect our business, financial condition and results of operations.

We may experience unique economic and political risks associated with companies that operate in Taiwan.

Our principal manufacturing facilities for consumer products are located in Taiwan. The People’s Republic of China, also referred to as the PRC, asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations exist between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan, by force if necessary, without a clear triggering event. In this scenario, Garmin’s manufacturing facilities and suppliers based in Taiwan could be subject to disruptions that could have a material negative impact to our operations. United States–Taiwan relations are governed by the 1979 Taiwan Relations Act, which signifies when the U.S. switched diplomatic recognition from Taiwan to the PRC, referred to as the "one-China" policy. China's relations with Taiwan may also be influenced by changes in relations between the U.S. and China or other geopolitical conditions. Deviations from the "one-China" policy or other conflicts or disputes could lead to adverse changes in China-U.S. and China-Taiwan relations and could materially adversely affect our manufacturing operations and suppliers based in Taiwan, which could materially adversely affect our business, financial condition and results of operations.

We have made and may continue making significant investments in the auto OEM segment, the associated cost of which may negatively impact total company profits.

We have been awarded several tier-one and tier-two auto OEM supplier contracts. To fulfill the associated program commitments, we have invested significantly in facilities, research and development, and other operating expenses. Operating performance of the auto OEM segment has negatively impacted our consolidated operating income, as the associated revenue and gross profit have not been sufficient to cover these costs. If we are not successful in winning additional contracts, substantially leveraging our past and future investments, and implementing and maintaining efficient manufacturing processes, the auto OEM segment’s contributions may continue to negatively impact total company profits. We may incur substantial restructuring costs if we are unable to generate profits from auto OEM contracts, which could materially adversely affect our business, financial condition and results of operations.

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

We have experienced and expect to in the future experience shortages of certain components, as well as delays in procuring certain components. In addition, a shortage in supply of components may result in an increase of the costs of procuring these components. Supply chain disruptions, including suppliers being unable to meet our demand for components or the inability to obtain components from alternative sources, or component cost increases could affect our ability to maintain timely and cost-effective production of our products, which could materially adversely affect our business, financial condition and results of operations.

Our products are also dependent on certain licensed technology and content. If we are unable to continue sourcing such technology and content from our licensors and are unable to obtain an alternative source, or if our relationships with our licensors change detrimentally, our ability to provide certain features in our products would be affected, which could materially adversely affect our business, financial condition and results of operations.

Our business has been and is expected to continue to be impacted by information technology system failures and network disruptions.

Our company, our global supply chain, and our global distribution network have experienced and are expected to continue to be exposed to information technology system failures and network disruptions including those caused by natural disasters, human error, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, and ransomware or other cybersecurity incidents. Failures or disruptions of our internal operations, our systems, the systems of our supply chain partners, or the systems of our business partners, which can include, among other things, order processing, invoicing, and manufacturing and distribution of products, and a loss of functionality of critical systems and online services, could materially adversely affect our business, financial condition and results of operations.

We have technology and processes in place designed to detect and respond to such failures and disruptions. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, and the nature of other potential incidents change frequently and may be difficult to detect for long periods of time, our detection and response measures may be ineffective or inadequate. Furthermore, even with appropriate training conducted in support of such measures, human errors and omissions may still occur resulting in system failures and/or disruptions to our information technology infrastructure. Therefore, our business continuity and disaster recovery planning, or those of others in our global supply chain, may not be able to sufficiently mitigate all threats and our business, financial condition and results of operations could be materially adversely affected.

Losses or unauthorized access to or releases of proprietary or confidential information, including personal information, could result in significant reputational, financial, legal, and operational consequences.

We have in the past experienced, and expect to continue to experience, malicious attacks and other attempts to gain unauthorized access to our systems that seek to compromise the confidentiality, integrity or availability of proprietary and confidential information. Actual or anticipated attacks and risks have caused, and are expected to continue to cause, us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. A breach of our security systems and procedures or those of others in our global supply chain could result in significant data losses or theft of our intellectual property, confidential and proprietary information, or that of our business partners, as well as our users’ or employees' personal information, which could compromise our competitive position, reputation, operating results, and financial condition. Such events could materially adversely affect our business, financial condition and results of operations.

Also, if we fail to reasonably maintain the security of our intellectual property, confidential and proprietary information, or that of our business partners, or the personal information of our users or employees, we may be subject to private litigation, government investigations, regulatory proceedings, enforcement actions, and cause us to incur potentially significant liability, damages, or remediation costs. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise, which could materially adversely affect our business, financial condition and results of operations.

Our business would suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be challenging. Shortages in qualified workforce personnel may lead to increased compensation costs in order for us to recruit and retain such personnel. If we fail to hire and retain qualified employees, our business and growth prospects will be harmed, which could materially adversely affect our business, financial condition and results of operations.

We currently do not have employment agreements with any of our key executive officers. Swiss law prohibits us from paying certain severance payments to our senior executive officers, which may impair our ability to recruit for these positions. We do not have key person life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could materially adversely affect our business, financial condition and results of operations.

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
•
Additionally, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components, higher freight costs associated with urgent distribution of the products, and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our profit margins and reduce customer satisfaction.
•
If actual results are significantly lower than forecasted demand, we could have excess inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower profit margins.

These events, or others related to inaccurately anticipating demand, could materially adversely affect our business, financial condition and results of operations.

Our products and services may be affected by design and manufacturing defects that could materially adversely affect our business, financial condition and results of operations.

Our products and services, or those of our OEM customers in which our products are installed, could be affected by design and manufacturing defects. There can be no assurance we will be able to detect and fix all issues and defects in our products and services, and may have limited ability to respond to those impacting our OEM customers. Failure to do so can result, and in the past has resulted in recalls, product replacements or modifications, and may cause reputational harm, and significant warranty and other expenses, which could materially adversely affect our business, financial condition and results of operations.

If our products malfunction or contain errors or defects, we could also be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of litigation or damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, our business, financial condition and results of operations could be materially adversely affected.

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenue, diverted development resources, increased warranty claims, and litigation.

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products, which could materially adversely affect our business, financial condition and results of operations.

Natural disasters, catastrophic events, or climate change and associated requirements and pressures could affect our financial results.

Natural disasters and extreme weather events, such as tsunamis, typhoons, floods, wildfires, or earthquakes, could occur in a region where we have a manufacturing or warehousing facility which could cause disruptions in our business operations, loss of inventory, or affect the sale of our products. Global climate change could also result in certain types of these natural disasters occurring more frequently or with greater intensity. For descriptions and locations of our principal properties, see Item 2, “Properties”. These events could also have an impact on our suppliers and affect our supply chain, or our customers and affect the demand for our products. If our backup and recovery plans are not sufficient to minimize business disruption or if our insurance is not sufficient to recover the costs associated with these types of events, our business, financial condition and results of operations could be materially adversely affected.

Climate change can also pose a risk to our business due to related regulatory and legislative measures, requirements of our OEM customers or other strategic partners, and evolving societal pressures, including pressures to reduce the carbon footprint of the aviation and marine industries, which could negatively impact the market for our products. The U.S. Environmental Protection Agency regulates greenhouse gas emissions under the authority granted to it under the Clean Air Act. U.S. Congress, in addition to other regulatory authorities and legislative bodies around the world, could pass further legislation to mandate greenhouse gas emission reduction, implement cap-and-trade programs, or promote renewable energy and energy efficiency. Such measures could influence mobility and transportation trends, which could decrease the demand for certain of our products, and our business, financial condition and results of operations could be materially adversely affected.

If climate change has impacts on natural disasters, the regulatory environment, or societal pressures as discussed above, it could result in a change in demand for certain products in markets that we serve, including auto, aviation, and marine. If we fail to adjust our product and service offerings to respond to new opportunities driven by changes in regulation and/or consumer preferences, our business, financial condition and results of operations could be materially adversely affected.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows. Enactment of additional laws and regulations directed at climate change policy could materially adversely affect our business, financial condition and results of operations.

We rely on independent dealers and distributors to sell our products, and disruption to these channels would harm our business.

Because we sell many of our products to independent dealers and distributors, we are subject to many risks, including risks related to their inventory levels and support for our products. These distribution channel-related risks could materially adversely affect our business, financial condition and results of operations.

Our sales could be negatively impacted if dealers and distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand.

Many of our dealers and distributors also sell products offered by our competitors. If our competitors offer our dealers and distributors more favorable terms, those dealers and distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified dealers and distributors. If we are unable to maintain successful relationships with dealers and distributors or to expand our distribution channels, our business, financial condition and results of operations could be materially adversely affected.

Our large customers may also seek to leverage their position to improve their profitability through increased promotional programs or other measures, which could have a negative impact on our gross margin. Additionally, the loss of any large customer could materially adversely affect our business, financial condition and results of operations. See Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for more information on concentration of credit risk.

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions.

We continually evaluate acquisition opportunities and opportunities to make investments in complementary businesses, technologies, services or products, or to enter into strategic partnerships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies or additional industry expertise. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all, which could materially adversely affect our business, financial condition and results of operations.

Any past or future acquisition could also result in difficulties assimilating acquired employees, operations, and products and diversion of capital and management’s attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. In addition, the key personnel of the acquired company may decide not to work for us. We may not successfully integrate business, operational, and financial activities such as internal controls, Sarbanes-Oxley Act of 2002 compliance, cyber security measures, the GDPR and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business, financial condition and results of operations could be materially adversely affected.

Many of our products rely on satellite systems and networks. Disruption to our use of those satellite systems and networks could harm our business.

Many of our products utilize Global Positioning System (GPS) and other global navigation satellite systems (GNSS), which are critical to their functionality. There are risks related to our reliance on GPS and GNSS that could materially adversely affect our business, financial condition and results of operations.

GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the United States Department of Defense. The Department of Defense does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. GPS satellites have a limited lifespan and are subject to damage by the hostile space environment in which they operate. The U.S. Space Force and Missile Systems Center continue to launch new satellites to replace retired and aged satellites.

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

GPS is operated by the U.S. Government, which is currently committed to maintenance and improvement of GPS; however, if the policy were to change, and commercial access to GPS was no longer supported by the U.S. Government, or if user fees or other restrictions were imposed, our business, financial condition and results of operations could be materially adversely affected.

Products and services that rely on the Global Navigation Satellite System (GNSS) are vulnerable to external interference, such as jamming and spoofing. Jamming is a deliberate disruption of signals, which prevents a device from determining its location, while spoofing involves transmitting signals that mislead a receiver with a false location. Although jamming and spoofing equipment are typically used in military campaigns, such equipment available commercially can also result in jamming and spoofing. While there are regulations that prohibit the use of jamming and spoofing equipment, if GNSS signals used by our products are disrupted or manipulated it could limit or compromise the location-based features of our products which could materially adversely affect our business, financial condition and results of operations.

Some of our products also use signals from Satellite Based Augmentation Systems (SBAS) that augment GPS, such as the U.S. Wide Area Augmentation System (WAAS), Japanese MTSAT-based Satellite Augmentation System (MSAS) and European Geostationary Navigation Overlay Service (EGNOS). Some products also use regional satellite systems like the Indian Regional Navigation Satellite System (IRNSS), operating as NavIC (Navigation with Indian Constellation) and Quasi-Zenith Satellite System (QZSS). Any curtailment of SBAS operating capability could result in decreased user capability for many of our aviation products, thereby impacting our markets, which could materially adversely affect our business, financial condition and results of operations.

Some of our products also use satellite signals from Russia’s GLONASS, the European Union Galileo system, and the Chinese BDS. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of non-U.S. GNSS signals may also be subject to FCC waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could materially adversely affect our business, financial condition and results of operations.

Some of our products and services also utilize non-navigation satellite networks, such as satellite networks utilized for communication, weather, and mapping content, operated by third parties, such as Iridium Communications and Skylo. Any disruption to these satellite systems or extended periods of reduced service by these systems could result in lost customers or revenue. If Garmin is unable to maintain contracts with the third parties that operate these satellite communications systems, the features of the products and services that leverage these systems would no longer function, which could materially adversely affect our business, financial condition and results of operations.

We are dependent on the availability and unimpaired use of allocated bands within the radio frequency spectrum; our products may be subject to harmful interference from new or modified spectrum uses.

Our GPS technology is dependent on the use of the Standard Positioning Service (SPS) provided by the U.S. Government’s GPS satellites. GPS operates in radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency are made by the International Telecommunications Union (ITU), a specialized technical agency of the United Nations. These allocations are further governed by radio regulations that have treaty status and which may be subject to modification every two to three years by the World Radio Communication Conference. Each country also has regulatory authority on how each band is used. In the United States, the FCC and the National Telecommunications and Information Administration (NTIA) share responsibility for radio frequency allocations and spectrum usage regulations.

Our radar altimeter products for aircraft operate in a radio frequency band just above the C-band that has been allocated for 5G mobile wireless systems. There is a risk that 5G telecommunication systems operating in the vicinity of airports could cause harmful interference to radar altimeters resulting in inaccurate altimeter readings or complete altimeter failure.

This or any other ITU or national reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, or other modifications of the permitted uses of relevant frequency bands, may affect the utility and reliability of our products, which could materially adversely affect our business, financial condition and results of operations.

Macroeconomic and Industry Risks

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenue and profits.

We have experienced periods of annual growth in sales and profits in our outdoor and fitness segments, which have benefited from increased sales of wearable devices. However, we have also experienced periods of declines in sales and profits in these segments. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, or if we lose significant market share in the wearable device market, our business, financial condition and results of operations could be materially adversely affected.

Changes to trade regulations, including trade restrictions, such as tariffs, duties, and sanctions could significantly harm our results of operations.

The rapidly evolving international trade environment has created economic and operational uncertainties that could result in outcomes that could materially adversely affect our business, financial condition and results of operations.

Certain of the goods we import are subject to tariffs and duties imposed by customs authorities of the jurisdictions into which they are imported. We manufacture our products in, and source goods from, multiple jurisdictions, such as Taiwan and China among others. New or increased tariffs, duties, or other trade restrictions imposed on products, goods, or components we import into the United States or other countries could materially adversely affect our business, financial condition and results of operations.

Additionally, some tariffs and duties are based on the classifications of the goods imported, which are routinely subject to review by customs authorities. We are unable to predict whether those authorities will challenge the classifications of any of our imports. Any changes that stem from such challenges could result in increased tariffs or duties, or other restrictions on our importation of goods. The imposition of and our response to new or enhanced trade restrictions on imports or exports, or any selective or inconsistent application relating to trade restrictions, could materially adversely affect our business, financial condition and results of operations.

Economic and geopolitical conditions and uncertainty could adversely affect our revenue and profits.

Our revenue and profits depend significantly on general economic conditions and the demand for products in the markets in which we compete. We have operations outside the United States that make up a significant portion of our total revenue, which can present challenges depending on economic and geopolitical conditions on both a global and regional scale. Adverse economic conditions, including higher interest rates, inflation, higher fuel prices, higher unemployment, or recession, could adversely affect demand for our products and services. Economic weakness or constrained consumer and business spending has in the past resulted in periods of decreased revenue, and could in the future result in decreased revenue and problems with our ability to manage inventory levels and collect customer receivables. In addition, financial difficulties experienced by our retailers and OEM customers have resulted, and could result in the future, in significant bad debt write-offs and additions to reserves in our receivables and could have an adverse effect on our results of operations. These and other adverse economic and political impacts could materially adversely affect our business, financial condition and results of operations.

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

Additional risks, including gross margin fluctuations, foreign currency fluctuations, product development challenges, impacts to our key personnel, and dependencies on third party suppliers, may be heightened as a result of a widespread public health emergency. If we were unable to manage these risks effectively, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to disruptions and uncertainties caused by geopolitical instability, war or terrorism.

Geopolitical instability, acts of war or acts of terrorism could have a material adverse impact on our business, financial condition and results of operations. Specifically, the threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products, our business, financial condition and results of operations could be materially adversely affected.

A shut down of airspace or imposition of restrictions on general aviation would harm our business. A shutdown of airspace could cause reduced sales of our general aviation products and delays in the shipment of our products manufactured in our Taiwan manufacturing facilities to our global distribution facilities, which would affect our ability to supply new and existing products to our dealers and distributors. Such events could materially adversely affect our business, financial condition and results of operations.

Legal and Regulatory Compliance Risks

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

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations, including the establishment of a global minimum tax rate of 15% under the “Pillar Two” framework. Many countries in which Garmin operates have implemented, or are in the process of implementing, global minimum tax legislation in accordance with Pillar Two. The implementation of global minimum tax and certain other tax legislation could have a material adverse impact on the Company’s future income tax provision, net income, or cash flows.

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the Company’s primary location for research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we have obtained advanced pricing agreements with the relevant jurisdictions.

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

The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. Third parties have claimed and may in the future claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups have purchased and may in the future purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. Such claims could materially adversely affect our business, financial condition and results of operations.

From time to time, we receive communications alleging infringement of patents, trademarks or other intellectual property rights and we have been, and currently are, a defendant in lawsuits alleging patent infringement. Litigation concerning patents or other intellectual property is costly and time consuming and, at the present time, cost-effective insurance is not available. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of certain products, which could materially adversely affect our business, financial condition and results of operations.

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation and other claims are subject to inherent uncertainties and the outcomes can be difficult to predict. As a result of these uncertainties, management may not adequately reserve for a contingent liability, or we may suffer unforeseen liabilities, which could then impact the results of a financial period. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable or in which we otherwise incur a loss in excess of our reserves and could materially adversely affect our business, financial condition and results of operations.

As a business that operates worldwide, we are subject to complex and changing global laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

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

Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect our business by increasing our costs, limiting our ability to offer certain products, services or features to customers, imposing changes to the design of our products and services and requiring changes to our supply chain. We have implemented policies and procedures designed to ensure compliance with applicable global laws and regulations, but there can be no assurance that at all times we will be in compliance with all global regulations given their multitude, complexity and ever-changing nature. Our failure to comply with such laws and regulations could materially adversely affect our business, financial condition and results of operations.

Our business is subject to a variety of United States and international laws, regulations and other legal obligations regarding data privacy and protection.

We collect, store, process, and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, height, weight, age, gender, heart rates, sleeping patterns, GPS-based location, and activity patterns. Our business partners may also collect and store such information.

Regulatory authorities and legislative bodies around the world, including in the United States, have enacted or are considering enacting a number of legislative and regulatory proposals concerning data privacy and protection. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Noncompliance by us or our business partners could result in significant penalties, governmental investigations and regulatory proceedings, litigation, harm to our brand, and a decrease in the use of our products and services. Many of these laws provide for significant penalties. Under the General Data Protection Regulation in the European Union, for example, potential penalties can be as high as 4% of a company’s total global revenue. A failure by us or our business partners to comply with such laws and regulations, or a substantial increase in costs to comply with such laws and regulations, could materially adversely affect our business, financial condition and results of operations.

Some of our products are subject to governmental regulation or certification. Failure to obtain required certifications of our products on a timely basis, either due to government shutdown or other delays in the certification process, could harm our business.

Federal Aviation Administration (FAA) certification is required for all of our aviation products that are intended for installation in type-certificated aircraft. To the extent required, certification is an expensive and time-consuming process that requires significant focus and resources. An inability to obtain, or excessive delay in obtaining, such certifications could have an adverse effect on our ability to introduce new products and, for certain aviation OEM products, our customers’ ability to sell airplanes. Delays in our obtaining certification for our aviation products have resulted and may in the future result in our being required to pay compensation to our customers. Additionally, if FAA operations are shut down or FAA employees are furloughed due to partial or complete government shutdowns or reduced FAA budgets, the required FAA certification of our avionics products and of the production, sale and registration of aircraft that use our avionics products could be delayed. Therefore, such inabilities or delays could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that our certified products will not be decertified. Any such decertification could materially adversely affect our business, financial condition and results of operations.

In addition, in accordance with FCC rules and regulations, wireless transceiver products are required to be certified by the FCC in the United States and comparable authorities in foreign countries where they are sold. Garmin’s products sold in Europe are required to comply with relevant directives of the European Commission. A delay in receiving required certifications for new products, or enhancements to Garmin’s products, or losing certification for Garmin’s existing products could materially adversely affect our business, financial condition and results of operations.

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

Gross margins in some of our segments are volatile and could decline in the future due to competitive price reductions that are not fully offset by material cost reductions. In addition, our overall gross margin may fluctuate from period to period due to a number of other factors, including product mix, foreign exchange rates, tariffs, freight and component costs, manufacturing facility utilization, and unit volumes. In particular, the average selling prices of a specific product tend to decrease over that product’s life. To offset such decreases, we intend to rely primarily on component cost reduction, obtaining yield improvements and corresponding cost reductions in the manufacturing of existing products and on introducing new products that incorporate advanced features and therefore can be sold at higher average selling prices. However, there can be no assurance that we will be able to obtain any such yield improvements or cost reductions or introduce any such new products in the future. Additionally, costs of components, including memory chips, have fluctuated and may continue to in the future due to factors such as supply constraints or global shortages. To the extent that cost reductions and new product introductions do not occur in a timely manner or our products do not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Our operating results are subject to fluctuations and seasonality.

Our operating results are difficult to predict and our future operating results may fluctuate significantly. As we have expanded our operations, our operating expenses, particularly our research and development and information technology costs, have increased as a percentage of our sales in some periods. If revenues decrease and we maintain or continue to increase operating expenses, our business, financial condition and results of operations could be materially adversely affected.

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

The market price of our shares has been, and may continue to be, highly volatile. During 2025, the closing price of our shares ranged from a low of $173.63 to a high of $259.77. A variety of factors could cause the price of our shares to fluctuate, perhaps substantially, including but not limited to:

•
new products or product enhancements by us or our competitors;
•
general conditions in the worldwide economy, including fluctuations in inflation, interest rates and global currency exchange rates;
•
announcements of technological innovations;
•
product obsolescence and our ability to manage product transitions;
•
developments in our relationships with our customers and suppliers;
•
the availability, pricing and timeliness of delivery of components, such as semiconductors, flash memory and liquid crystal displays, used in our products;
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
•
any significant acts of terrorism in locations where we have significant operations or significant markets for our products; and
•
other factors as discussed in the previously listed risks.

In addition, from time to time the stock market in general and the markets for shares of technology companies in particular, experience extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common shares.

Our officers and directors exert substantial influence over us.

As of December 27, 2025, members of our Board of Directors and our executive officers, together with their respective immediate family members and entities that may be deemed affiliates of or related to such persons or entities, beneficially owned approximately 15% of our outstanding shares. Accordingly, these shareholders, if acting together or with other shareholders owning a significant amount of our outstanding shares, may be able to significantly influence the outcome of corporate actions requiring shareholder approval, such as mergers and acquisitions and shareholder proposals. This level of ownership may have the effect of delaying, deferring, or preventing a change in control of Garmin and may adversely affect the voting and other rights of other holders of our common shares.

The rights of our shareholders are governed by Swiss law.

The rights of our shareholders are governed by Swiss law and Garmin Ltd.’s articles of association. The rights of shareholders under Swiss law differ from the rights of shareholders of companies incorporated in other jurisdictions. For example, subject to specified exceptions, including the exceptions described in our articles of association, Swiss law grants preemptive rights to existing shareholders to subscribe for new issuances of shares and other securities. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. For example, Swiss law provides that dividends and other distributions must be approved by shareholders at the general meeting of shareholders. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

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

As of December 27, 2025, we had $2,807 million of unappropriated capital contribution reserves available from which we may make dividend payments. When the capital contribution reserves are fully utilized, the Swiss federal withholding tax must be withheld from the gross dividend distribution and paid to the Swiss federal Tax Administration. A shareholder that qualifies for benefits under a double tax treaty may be able to recover partial withholding tax. For example, a U.S shareholder that qualifies for benefits under the current Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in case of qualified pension funds). A Swiss domiciled shareholder may be eligible to utilize the amount withheld as a recoverable tax credit against their Swiss tax liability.

Changes in our United States federal income tax classification, or that of our subsidiaries, could result in adverse tax consequences to our 10% or greater U.S. shareholders.

U.S. shareholders that own, or as a result of attribution rules are considered to own, ten percent or more of the voting power or value of the stock of a non-U.S. corporation (a “10% U.S. Shareholder”) may face adverse consequences as a result of U.S. federal income tax law applicable to owners of controlled foreign corporations (“CFCs”). As the Company cannot control the ownership of the Company’s stock, changes in ownership percentages, including those that result from decreases in the Company’s outstanding shares, that create new or additional 10% U.S. Shareholders could increase the risk of Garmin being treated as a CFC. Further, the Company cannot make the determination of CFC status or any related requirement of income inclusion for its shareholders, which may be dependent on specific facts and circumstances.

As a result of recent U.S. tax legislation, ownership attribution and income inclusion rules have changed over time as described below.

The United States Tax Cuts and Jobs Act (the "2017 Act"), signed on December 22, 2017, repealed Internal Revenue Code Section 958(b)(4) and may result in classification of certain of our foreign subsidiaries as CFCs without regard to whether 10% U.S. Shareholders together own, directly or indirectly, more than fifty percent of the voting power or value of the Company. Additional tax consequences to 10% U.S. Shareholders of a CFC may result from other provisions of the 2017 Act. For example, the 2017 Act added Section 951A to the Internal Revenue Code, which requires a 10% U.S. Shareholder of a CFC to include in income its pro-rata share of the global intangible low-taxed income (GILTI) of the CFC. The 2017 Act also eliminated the requirement in Section 951(a) necessitating that a foreign corporation be considered a CFC for an uninterrupted period of at least thirty days in order for a 10% U.S. Shareholder to have a current income inclusion.

On July 4, 2025, the U.S. enacted new tax legislation which changed the CFC attribution rules. For tax years beginning after December 31, 2025, the CFC determination is made daily based on whether the 10% U.S. Shareholders own cumulatively more than fifty percent of the voting power or value of the Company, and only U.S. persons that own ten percent or more of the voting power of the Company’s shares will qualify as 10% U.S. Shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Garmin has a cybersecurity risk management program, generally aligned with the tenets and methodologies of industry standards and best practices such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, designed to protect the confidentiality, integrity, and availability of the Company’s information systems through assessing, identifying, and managing material risks from cybersecurity threats. Garmin’s management of information system platforms and the related cybersecurity infrastructure is tightly integrated with the Company’s product development and technology management teams. Cybersecurity risks are identified, reported, and managed by the Company’s in-house cybersecurity experts as well as third-party providers of penetration testing, cyber-threat intelligence, and incident forensics services.

Material Risk Identification

The Company identifies risks from cybersecurity threats through a variety of methods including, but not limited to, internal and external assessments, security incidents, evaluations of changes to the business environment, systems, or technology, and reporting by associates, vendors, customers, and security researchers. These processes occur during the procurement, development, integration, modification, operation, and maintenance of the Company’s information systems and the integration with or introduction, purchase, acquisition, or renewal of any third-party information systems and services. Notable changes to the Company’s operating environment are scrutinized to ensure the confidentiality, integrity, and availability of the Company’s information systems.

Material Risk Assessment

The Company evaluates material risks from cybersecurity threats in terms of the likelihood and potential impact on technology, information, data, and business operations, taking into account applicable laws and regulations, and with a focus on protecting the confidentiality, integrity, and availability of information, data and systems. Associated risk assessments are performed by the Company’s risk analysts, subject matter experts, and information technology associates to identify, analyze, and quantify the risks and relevant objectives, and to determine the appropriate management action and priorities for managing the risks and implementing mitigating controls. Additional assessments to evaluate residual risk are performed when there are changes to controls that have the potential to create a material risk. Risk assessments also include appropriate considerations for regulatory and contractual requirements, and involve the Company’s legal, data privacy, finance, and risk assurance functions as applicable.

Material Risk Management

The Company continually analyzes and responds to material risks from cybersecurity threats in order to manage them to acceptable levels. The results of related risk assessments are used to prioritize the risks based on their likelihood and potential impact to the Company and to inform the necessary actions and the appropriate functions to be involved in responding to those risks. Garmin’s cybersecurity risk management processes are integrated into the Company’s overall risk management processes. Material risks from cybersecurity threats are communicated to the Company’s management and Board of Directors and are evaluated and considered alongside operational, legal, and other risks faced by the Company in determining mitigating actions and the allocation of resources.

Risks Related to Third-party Service Providers

Garmin operates a third-party risk management program, which is aligned to NIST principles, to oversee and identify material risks from cybersecurity threats, undertake appropriate remediation, and establish and maintain compensating controls when appropriate. Garmin conducts cybersecurity assessments of third-party service providers that will process personal, confidential, or proprietary information. Before proceeding with any such third-party service provider, Garmin requires providers to remediate or mitigate any material findings from the Company’s cybersecurity assessment and to agree contractually to maintain acceptable cybersecurity practices throughout the duration of their service to Garmin and after for so long as they retain any personal, confidential, or proprietary information, and to promptly notify Garmin of any cybersecurity incidents that impact Garmin.

Risks from Cybersecurity Threats

While the Company has technology and processes in place designed to detect and respond to cybersecurity threats, the Company is continually at risk from the evolving cybersecurity threat landscape. Management does not believe our business strategy, results of operations, or financial condition have been materially affected by risks from cybersecurity threats, but the Company cannot provide assurance that they will not be materially affected in the future by such risks. For additional information about risks from cybersecurity threats, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Management’s Role Managing Risk and Monitoring Incidents

Garmin’s Vice President of Information Technology, who oversees the Company’s cybersecurity risk management program and has over 30 years of relevant cybersecurity experience, is responsible for assessing and managing the Company’s material risks from cybersecurity threats. Garmin’s Vice President of Information Technology regularly meets with the Company’s senior management, including the Chief Executive Officer, to discuss the Company’s cybersecurity practices, risks, risk mitigation strategies, and whether further investments in internal or external cybersecurity resources are warranted.

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

Item 2. Properties

Garmin and its subsidiaries own and lease physical properties around the world. Depending on location, the properties could be used for manufacturing, warehousing and distribution, research and development, office space, retail, service or a combination of activities. Due to the nature of the activities conducted at the Company’s properties and its vertically integrated operations, properties typically serve multiple segments and are not allocated to any one segment.

Principal properties of Garmin include approximately 2,244,000 square feet of owned facilities located in Olathe, Kansas (U.S.), approximately 255,000 square feet of owned and leased facilities located across various locations in the United Kingdom, approximately 319,000 square feet of leased facilities located in Wroclaw, Poland, and approximately 1,847,000 square feet of owned facilities located across various locations in Taiwan. These properties are considered principal properties due to the nature of the business activities carried out at each location. Garmin also owns and leases additional properties for office space, manufacturing, warehousing and distribution, research and development, retail, service, and other purposes throughout the U.S. and in various places outside the U.S. The Company believes its existing facilities and properties are in good operating condition and are suitable for the conduct of its business.

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

The Company settled or resolved certain matters during the fiscal year ended December 27, 2025 that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Information about our Executive Officers

Garmin’s executive officers as of February 18, 2026 were as follows:

Name	Office	Age
Dr. Min H. Kao	Executive Chairman	77
Clifton A. Pemble	President and Chief Executive Officer	60
Douglas G. Boessen	Chief Financial Officer and Treasurer	63
Patrick G. Desbois	Co-Chief Operating Officer	57
Bradley C. Trenkle	Co-Chief Operating Officer	46
Joshua H. Maxfield	Vice President, General Counsel and Secretary	53
Sean M. Biddlecombe	Managing Director, EMEA	61
Edward J. Link	Vice President, Information Technology	63
Susan C. Lyman	Vice President, Global Consumer Sales and Marketing	60
Laurie A. Minard	Vice President, Human Resources	59
Matthew W. Munn	Executive Vice President, Managing Director – Auto OEM	64
Philip I. Straub	Executive Vice President, Managing Director – Aviation	55
Wang Cheng-Wei	General Manager, Garmin Corporation	61

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

Joshua H. Maxfield has served as Vice President and General Counsel of Garmin Ltd. since July 2024 and has also served as Secretary of Garmin Ltd. since August 2025. Since joining Garmin in August of 2006 as a Senior Staff Attorney, he has held various other positions, including Associate General Counsel-Corporate and Assistant Secretary. Mr. Maxfield also serves as a director and officer of various Garmin subsidiaries.

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

Susan C. Lyman has served as Vice President, Global Consumer Sales and Marketing of Garmin International, Inc. since March 2025. Since rejoining Garmin in 2010, she has held the positions of Product Manager, Team Leader Marketing, Director Marketing, and Vice President, Global Consumer Marketing. Ms. Lyman previously worked for Garmin as a Marketing Manager from 1996 to 1999.

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

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Since December 7, 2021, Garmin’s shares have traded on the New York Stock Exchange under the symbol “GRMN”. Prior to December 7, 2021, Garmin’s shares were traded on The Nasdaq Stock Market, LLC under the symbol “GRMN” since its initial public offering on December 8, 2000. As of January 30, 2026, there were 300 shareholders of record.

Refer to Item 12 of this report under the caption “Equity Compensation Plan Information” for certain equity plan information required to be disclosed by Item 201(d) of Regulation S-K.

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended December 27, 2025, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (3)
September 28, 2025 - October 25, 2025	50	$252.15	50	$94,297
October 26, 2025 - November 22, 2025	60	$197.63	60	$82,439
November 23, 2025 - December 27, 2025	134	$200.31	134	$55,698
Total	244		244

(1) The Board of Directors approved a share repurchase program on February 16, 2024 (the “2024 Program”), which was announced on February 21, 2024. The 2024 Program authorizes the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2024 Program, which had an initial expiration date of December 26, 2026, is scheduled to be earlier terminated on February 19, 2026 and replaced with a new share repurchase program effective beginning on February 20, 2026. See Note 8 – Stockholders' Equity of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

(3) The Board of Directors approved a new share repurchase program on February 13, 2026 (the “2026 Program”), which was announced on February 18, 2026, to replace the 2024 Program. The 2026 Program, which will be effective beginning on February 20, 2026, is scheduled to expire on December 30, 2028 and authorizes the Company to purchase up to $500 million of its common shares. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Dividends

Future dividends on our common shares, if any, must be approved by our shareholders. In exercising their discretion to recommend to the shareholders that such dividends be approved, our Board of Directors will consider our financial condition, results of operations, cash requirements and surplus, statutory requirements of applicable law, contractual restrictions, and other factors that they may deem relevant. For additional information, see the risk factor in Part I, Item 1A, of this Annual Report on Form 10-K entitled “We have limited capital reserves from which to make distributions without subjecting our shareholders to Switzerland withholding tax.”

Stock Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The graph below matches Garmin Ltd.’s cumulative 5-Year total shareholder return on common shares with the cumulative total returns of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The graph tracks the performance of a $100 investment in our common shares and in each index (with the reinvestment of all dividends) from December 26, 2020 (“12/26/20”) to December 27, 2025 (“12/27/25”).

	12/26/20	12/25/21	12/31/22	12/30/23	12/28/24	12/27/25
Garmin Ltd.	100.00	113.95	80.56	115.27	191.05	190.56
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Consumer Discretionary	100.00	124.43	78.35	111.58	145.21	153.99

The share price performance included in this graph is not necessarily indicative of future share price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments during the fiscal years ended December 27, 2025 and December 28, 2024 and a year-to-year comparison of these two fiscal years. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto), the description of our business, all as set forth in this Form 10-K, as well as the risk factors discussed above in Item 1A. Discussion regarding our results of operations for the fiscal year ended December 30, 2023 and a year-to-year comparison between the fiscal years ended December 28, 2024 and December 30, 2023 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

Garmin’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Fiscal years 2025, 2024, and 2023 each contained 52 weeks. Unless otherwise stated, all years and dates refer to the Company’s fiscal year and fiscal periods. Unless the context otherwise requires, references in this document to “we”, “us”, “our”, “the Company” and similar terms refer to Garmin Ltd. and its subsidiaries.

Unless otherwise indicated, dollar amounts set forth in the tables are in thousands, except per share data.

Overview

The Company is a leading worldwide producer of innovative products, many of which feature Global Positioning System (GPS) navigation, services and applications that are designed for people who live an active lifestyle. Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM, which represent the primary markets served by the Company. These operating segments also represent our reportable segments. The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), allocates resources and assesses performance of each operating segment individually.

Critical Accounting Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, goodwill, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for our significant accounting policies related to our critical accounting estimates.

Uncertain Tax Positions

The Company recognizes liabilities associated with uncertain income tax positions, including those related to the application of transfer pricing rules to certain intercompany transactions, based on our estimate of whether, and the extent to which, additional taxes will be due. The Company recognizes the tax benefits from an uncertain tax position only if payment of those amounts ultimately proves to be not required or it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

Assessing uncertain tax positions requires significant judgment, including the evaluation of unique facts and circumstances and the interpretation of laws and regulations, especially the assessment of pricing analyses that may produce various ranges of outcomes. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

Accounting Terms and Characteristics

Net Sales

Our net sales are primarily generated through retail partners, a dealer and distributor network, installation and repair shops, original equipment manufacturers (OEMs), our online webshop (garmin.com), subscriptions for connected services, and our own retail stores. Refer to the Revenue Recognition discussion in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for additional information regarding our revenue recognition policies.

Certain arrangements with OEM customers are entered into at the beginning of an aircraft, boat, or vehicle life cycle with the intent to fulfill customer purchasing requirements for the entire production life, although there are generally no firm volume commitments, and sales are therefore generated on an order-by-order basis. Orders from dealer and distributor customers for Garmin’s consumer products are typically subject to certain fulfillment requirements and placed with short lead times. As a result, we do not believe backlog information is material to the understanding of our business.

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

Cost of Goods Sold and Gross Profit

Raw materials are our most significant component of cost of goods sold. Our existing practice of performing the design and manufacture of the majority of our products in-house has enabled us to source components from different suppliers and, where possible, to redesign our products to leverage lower-cost or more readily available components.

We believe that our flexible production model allows our factories to experience relatively low costs of manufacturing. In general, products manufactured in Taiwan have been our highest volume products. Our manufacturing labor costs historically have been lower in Taiwan than in most other locations.

Shipping and handling costs associated with the transportation and delivery of our products are included in cost of goods sold. Such costs fluctuate due to a number of factors, including freight market pricing and the mix of modes of transportation we utilize.

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
information technology costs;
•
salaries for sales, marketing and product support personnel;
•
salaries and related costs for executives and administrative personnel;
•
marketing, and other brand building costs;
•
finance and legal costs;
•
human resource costs;
•
travel and related costs; and
•
occupancy and other overhead costs.

Results of Operations

As previously announced, beginning in the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company’s consolidated statements of income, which management believes to be a more meaningful presentation. The Company continued this presentation of operating expense in the current period. Results for the 52-week period ended December 30, 2023 were recast to conform to this presentation. This change had no effect on the Company’s consolidated operating or net income.

The following table sets forth our results of operations as a percentage of net sales during the periods shown (the table may not foot due to rounding):

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	100%	100%	100%
Cost of goods sold	41%	41%	43%
Gross profit	59%	59%	57%
Operating expenses:
Research and development	16%	16%	17%
Selling, general and administrative	17%	18%	19%
Total operating expenses	33%	33%	37%
Operating income	26%	25%	21%
Other income (expense), net	2%	2%	2%
Income before income taxes	28%	27%	23%
Income tax provision (benefit)	5%	5%	(2)%
Net income	23%	22%	25%

The table below sets forth the results of operations through operating income (loss) for each of our five reportable segments. Operating income (loss) represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. For each line item in the table below, the total of the reportable segments’ amounts equals the amount in the accompanying consolidated statements of income.

52-Weeks Ended December 27, 2025	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$2,357,000	$2,054,061	$987,161	$1,182,615	$664,682
Cost of goods sold	954,415	702,831	245,654	532,708	553,608
Gross profit	1,402,585	1,351,230	741,507	649,907	111,074

Total operating expenses	676,704	660,878	484,280	398,657	159,708

Operating income (loss)	$725,881	$690,352	$257,227	$251,250	$(48,634)

52-Weeks Ended December 28, 2024	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,774,487	$1,961,990	$876,614	$1,073,192	$610,620
Cost of goods sold	742,480	655,585	220,105	479,065	503,113
Gross profit	1,032,007	1,306,405	656,509	594,127	107,507

Total operating expenses	549,335	603,675	445,142	358,117	146,292

Operating income (loss)	$482,672	$702,730	$211,367	$236,010	$(38,785)

52-Weeks Ended December 30, 2023	Fitness	Outdoor	Aviation	Marine	Auto OEM
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224
Cost of goods sold	627,731	624,290	220,341	425,650	325,285
Gross profit	716,906	1,072,861	625,988	491,261	97,939

Total operating expenses	484,705	557,607	399,588	311,832	159,063

Operating income (loss)	$232,201	$515,254	$226,400	$179,429	$(61,124)

Net Sales

Net Sales	52-Weeks Ended December 27, 2025	Year-over-Year Change	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023
Fitness	$2,357,000	33%	$1,774,487	32%	$1,344,637
Percentage of Total Net Sales	33%		28%		26%
Outdoor	2,054,061	5%	1,961,990	16%	1,697,151
Percentage of Total Net Sales	28%		31%		32%
Aviation	987,161	13%	876,614	4%	846,329
Percentage of Total Net Sales	14%		14%		16%
Marine	1,182,615	10%	1,073,192	17%	916,911
Percentage of Total Net Sales	16%		17%		18%
Auto OEM	664,682	9%	610,620	44%	423,224
Percentage of Total Net Sales	9%		10%		8%
Total	$7,245,519	15%	$6,296,903	20%	$5,228,252

Net sales increased 15% in fiscal year 2025 when compared to the year-ago period. Total unit sales increased approximately 11% to 20.7 million units in 2025 from 18.6 million units in 2024. The increase in net sales differs from the increase in total unit sales primarily due to shifts in segment and product mix. Fitness revenue was the largest portion of our revenue mix at 33% in 2025, while outdoor was the largest portion of our revenue mix in 2024 at 31%.

The increase in fitness revenue was primarily driven by strong demand for wearables. Outdoor revenue increased primarily due to sales growth in adventure watches. The increase in aviation revenue was driven by sales growth in OEM and aftermarket product categories. The increase in marine revenue was driven by sales growth across multiple product categories, led by chartplotters. Auto OEM revenue increased primarily due to sales growth in domain controllers.

Gross Profit

Gross Profit	52-Weeks Ended December 27, 2025	Year-over-Year Change	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023
Fitness	$1,402,585	36%	$1,032,007	44%	$716,906
Percentage of Segment Net Sales	60%		58%		53%
Outdoor	1,351,230	3%	1,306,405	22%	1,072,861
Percentage of Segment Net Sales	66%		67%		63%
Aviation	741,507	13%	656,509	5%	625,988
Percentage of Segment Net Sales	75%		75%		74%
Marine	649,907	9%	594,127	21%	491,261
Percentage of Segment Net Sales	55%		55%		54%
Auto OEM	111,074	3%	107,507	10%	97,939
Percentage of Segment Net Sales	17%		18%		23%
Total	$4,256,303	15%	$3,696,555	23%	$3,004,955
Percentage of Total Net Sales	59%		59%		57%

Gross profit dollars in fiscal year 2025 increased 15%, primarily due to the increase in net sales compared to the year-ago period as described above. Consolidated gross margin was flat when compared to the year-ago period.

The fitness gross margin increase of 130 basis points compared to the year-ago period was primarily attributable favorable product mix. Gross margin remained relatively flat within the outdoor, aviation, marine, and auto OEM segments when compared to the year-ago period.

Operating Expense

Operating Expense	52-Weeks Ended December 27, 2025	Year-over-Year Change	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023
Research and development expense	$1,126,231	13%	$993,601	10%	$904,696
Percentage of Total Net Sales	16%		16%		17%
Selling, general, and administrative expenses	1,253,996	13%	1,108,960	10%	1,008,099
Percentage of Total Net Sales	17%		18%		19%
Total	$2,380,227	13%	$2,102,561	10%	$1,912,795
Percentage of Total Net Sales	33%		33%		37%

Total operating expense increased 13% in absolute dollars and was relatively flat as a percent of revenue in fiscal year 2025 compared to fiscal year 2024. Operating expense, as a percent of segment net sales, decreased in the fitness and aviation segments by 220 basis points and 170 basis points, respectively, when compared to the year-ago period due to increased sales and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the outdoor segment by 140 basis points over the year-ago period, as the year-over-year increase of operating expense was greater than that of net sales. Operating expense, as a percent of segment net sales, was relatively flat in the marine and auto OEM segments when compared to the year-ago period.

Research and development expense increased 13% in absolute dollars and remained relatively flat as a percent of revenue compared to the year-ago period. The absolute dollar increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expense increased 13% in absolute dollars and remained relatively flat as a percent of revenue when compared to the year-ago period. The absolute dollar increase was primarily due to higher personnel-related expenses and advertising.

Operating Income

Operating Income (Loss)	52-Weeks Ended December 27, 2025	Year-over-Year Change	52-Weeks Ended December 28, 2024	Year-over-Year Change	52-Weeks Ended December 30, 2023
Fitness	$725,881	50%	$482,672	108%	$232,201
Percentage of Segment Net Sales	31%		27%		17%
Outdoor	690,352	(2%)	702,730	36%	515,254
Percentage of Segment Net Sales	34%		36%		30%
Aviation	257,227	22%	211,367	(7%)	226,400
Percentage of Segment Net Sales	26%		24%		27%
Marine	251,250	6%	236,010	32%	179,429
Percentage of Segment Net Sales	21%		22%		20%
Auto OEM	(48,634)	NM	(38,785)	NM	(61,124)
Percentage of Segment Net Sales	(7%)		(6%)		(14%)
Total	$1,876,076	18%	$1,593,994	46%	$1,092,160
Percentage of Total Net Sales	26%		25%		21%

NM - Represents that the percentage change is not meaningful.

Total operating income increased 18% in absolute dollars and remained relatively flat as a percent of revenue in fiscal year 2025 compared to fiscal year 2024. The improved operating income dollar performance in fitness, aviation, and marine was partially offset by decreases in outdoor and auto OEM.

Other Income (Expense)

Other Income (Expense)	52-Weeks Ended December 27, 2025	52-Weeks Ended December 28, 2024	52-Weeks Ended December 30, 2023
Interest income	$128,874	$113,520	$77,302
Foreign currency gains (losses)	7,847	(20,599)	26,434
Other income	1,738	8,486	4,460
Total	$138,459	$101,407	$108,196

The average interest rate return on cash and investments during the 52-weeks ended December 27, 2025 was 3.3%, and remained relatively flat compared to 3.3% during the 52-weeks ended December 28, 2024. Interest income increased primarily due to higher balances of cash and investments.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Australian Dollar, Polish Zloty, and Swiss Franc. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $7.8 million currency gain recognized in fiscal 2025 was primarily due to the U.S. Dollar weakening against the Euro and Polish Zloty, partially offset by the U.S. Dollar weakening against the Swiss Franc and Taiwan Dollar. During this period, the U.S. Dollar weakened 12.9% against the Euro and 14.3% against the Polish Zloty, resulting in gains of $49.2 million and $8.1 million, respectively, partially offset by the U.S. Dollar weakening 14.1% against the Swiss Franc and 4.6% against the Taiwan Dollar, resulting in losses of $36.9 million and $16.8 million, respectively. The remaining net currency gain of $4.2 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision (Benefit)

	52-Weeks Ended December 27, 2025	52-Weeks Ended December 28, 2024	52-Weeks Ended December 30, 2023
Income before income taxes	$2,014,535	$1,695,401	$1,200,356
Income tax provision (benefit)	350,648	283,965	(89,280)
Effective tax rate	17%	17%	(7%)

The Company recorded income tax expense of $350.6 million, an effective tax rate of 17.4%, for the fiscal year ended December 27, 2025. The Company recorded income tax expense of $284.0 million, an effective tax rate of 16.7%, for the fiscal year ended December 28, 2024. The increase in effective tax rate when compared to the year-ago period was primarily driven by the U.S. tax legislation enacted in 2025, which, among other things, changed capitalization requirements of certain research and development costs, resulting in a decrease of certain U.S. tax deductions and credits. Certain provisions of the U.S. tax legislation enacted in 2025 become effective in 2026, which the Company anticipates will increase certain U.S. tax deductions and result in a lower effective tax rate in 2026 as compared to 2025.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting (BEPS) by multinational corporations, including the establishment of a global minimum tax rate of 15% under the “Pillar Two” framework. Many countries in which Garmin operates have implemented, or are in the process of implementing, global minimum tax legislation. Additionally, the Swiss canton of Schaffhausen passed legislation in 2023 that increased the cantonal corporate tax rate in 2024, resulting in a combined federal and cantonal statutory tax rate of approximately 15% in Switzerland.

Partially to respond to changes to global tax standards, we initiated an intercompany transaction in 2020 which migrates ownership of certain intellectual property from Switzerland to the United States, which is the Company’s primary location for research, development and executive management. At the end of this migration, a higher percentage of income will be recognized in the U.S. Due to the subjectivity inherent in transfer pricing associated with this intercompany transaction, we have obtained advanced pricing agreements with the relevant jurisdictions.

Net Income

As a result of the various factors noted above net income increased 18% to $1,663.9 million from $1,411.4 million in the prior year.

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

Cash, Cash Equivalents, and Marketable Securities

As of December 27, 2025, we had approximately $4.1 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company’s investment policy, which has been approved by Garmin’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during fiscal 2025 and 2024 were 3.3% and 3.3%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 – Marketable Securities in the Notes to the Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,633.4 million for fiscal 2025, compared to $1,432.5 million for fiscal 2024. The increase was primarily due to an increase in cash received from customers primarily driven by higher net sales, partially offset by increases in cash paid for cost of goods sold and operating expenses in fiscal 2025 when compared to fiscal 2024.

Cash used in investing activities totaled $645.2 million for fiscal 2025, compared to $393.3 million for fiscal 2024. The increase was primarily due to an increase in cash used for acquisitions and an increase in purchases of property and equipment in fiscal 2025 compared to fiscal 2024.

Cash used in financing activities totaled $844.1 million for fiscal 2025, compared to $626.9 million for fiscal 2024. This increase was primarily due to higher purchases of treasury shares under the share repurchase plan, higher cash dividend payments, and an increase in the purchase of treasury shares related to equity awards in fiscal 2025 compared to fiscal 2024.

Uses of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased real estate properties are typically used for office space, distribution, data centers, and retail. As of December 27, 2025, the Company had fixed lease payment obligations of $235.5 million, with $43.5 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable commitments. As of December 27, 2025, the Company had inventory purchase obligations of $1,030.6 million, with $801.7 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for indirect purchases in connection with conducting our business. As of December 27, 2025, the Company had other purchase obligations of $526.0 million, with $276.0 million payable within 12 months.

Other Uses of Cash

Net cash outlays for income taxes exceeded income tax expense in each of the 2024 and 2023 fiscal years, partially due to the provisions of the 2017 United States Tax Cuts and Jobs Act, which required us to capitalize certain research and development costs and amortize those costs on our U.S. tax returns over a period of five or fifteen years, depending on where the associated costs were incurred. Net cash outlays for income taxes were less than income tax expense in 2025, partially due to the provisions included in the U.S. tax legislation enacted in 2025 which, among other things, changed capitalization requirements of certain research and development costs. Due to the timing of tax payments, we expect net cash outlays for income taxes in fiscal 2026 to exceed income tax expense in fiscal 2026, and to increase as compared to fiscal 2025.

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

During fiscal year 2025, the Company incurred a net foreign currency gain of $7.8 million. The U.S. Dollar weakened against the Euro and Polish Zloty, partially offset by the U.S. Dollar weakening against the Swiss Franc and Taiwan Dollar. During fiscal 2025, the U.S. Dollar weakened 12.9% against the Euro and 14.3% against the Polish Zloty, resulting in gains of $49.2 million and $8.1 million, respectively, partially offset by the U.S. Dollar weakening 14.1% against the Swiss Franc and 4.6% against the Taiwan Dollar, resulting in losses of $36.9 million and $16.8 million, respectively. The remaining net currency gain of $4.2 million was related to the impacts of other currencies, each of which was individually immaterial. These and other currency moves during fiscal year 2025 also resulted in a currency translation adjustment of $136.0 million within accumulated other comprehensive income (loss).

We assessed the Company’s exposure to movements in currency exchange rates by performing a sensitivity analysis of adverse changes in exchange rates and the corresponding impact to our results of operations. Based on monetary assets and liabilities denominated in currencies other than respective functional currencies as of December 27, 2025 and December 28, 2024, hypothetical and reasonably possible adverse changes of 10% for the Taiwan Dollar, Euro, Polish Zloty, and Australian Dollar would have resulted in an adverse impact on income before income taxes of approximately $135 million and $100 million, respectively.

Interest Rate Risk

We have no outstanding long-term debt as of December 27, 2025 and otherwise have no meaningful debt-related interest rate risk.

We are exposed to interest rate risk in connection with our investments in marketable securities. As interest rates change, the unrealized gains and losses associated with our available-for-sale debt securities will fluctuate accordingly.

The primary objectives of the Company’s investment policy are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. The Company does not intend to sell securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell such investments before recovery of their amortized costs bases, which may be at maturity. As of December 27, 2025 and December 28, 2024, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

We assessed the Company’s exposure to interest rate risk by performing a sensitivity analysis of a parallel shift in the yield curve and the corresponding impact to the Company’s portfolio of marketable securities. Based on balance sheet positions as of December 27, 2025 and December 28, 2024, the hypothetical and reasonably possible 100 basis point increases in interest rates across all securities would have resulted in declines in portfolio fair market value of approximately $41 million and $30 million at December 27, 2025 and December 28, 2024, respectively. Such losses would only be realized if the Company sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Garmin Ltd. and Subsidiaries

Years Ended December 27, 2025, December 28, 2024, and December 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Garmin Ltd. and subsidiaries (the Company) as of December 27, 2025, and December 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Measurement of Uncertain Tax Positions

Description of the Matter

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. The Company operates in a multinational tax environment and is subject to a multitude of tax laws, regulations, and guidelines. Some transactions and the related impact to the income tax provision are judgmental, particularly related to the application of transfer pricing rules to certain intercompany transactions.

Auditing the tax positions related to the application of transfer pricing rules and tax laws to certain intercompany transactions was complex and measurement of the uncertain tax positions required judgment. Certain tax positions carry unique facts and circumstances that must be evaluated considering the functions performed by certain Company legal entities in each jurisdiction and the measurement of the uncertain tax position is based on the interpretation of laws, regulations, tax case law and rulings, and other factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls relating to the application of transfer pricing rules and tax laws to certain intercompany transactions and the related recognition and measurement of uncertain tax positions.

Our audit procedures included, among others, involving our tax professionals to assist in testing the Company’s recognition and measurement of uncertain tax positions related to the application of transfer pricing rules to certain intercompany transactions, including evaluating the assumptions and data in the Company’s transfer pricing analyses. We also read the Company’s correspondence with the relevant tax authorities (if any), evaluated the Company’s interpretation of the application of global or local tax law to certain intercompany transactions, and assessed relevant third-party advice obtained by the Company. In addition, we used our knowledge of international and local income tax laws to evaluate the Company’s accounting conclusions for these uncertain tax positions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Kansas City, Missouri

February 18, 2026

Garmin Ltd. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share information)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net sales	$7,245,519	$6,296,903	$5,228,252
Cost of goods sold	2,989,216	2,600,348	2,223,297
Gross profit	4,256,303	3,696,555	3,004,955

Research and development expense	1,126,231	993,601	904,696
Selling, general and administrative expenses	1,253,996	1,108,960	1,008,099
Total operating expense	2,380,227	2,102,561	1,912,795

Operating income	1,876,076	1,593,994	1,092,160
Other income (expense):
Interest income	128,874	113,520	77,302
Foreign currency gains (losses)	7,847	(20,599)	26,434
Other income	1,738	8,486	4,460
Total other income (expense)	138,459	101,407	108,196

Income before income taxes	2,014,535	1,695,401	1,200,356
Income tax provision (benefit):
Current	268,102	373,608	250,446
Deferred	82,546	(89,643)	(339,726)
Total income tax provision (benefit)	350,648	283,965	(89,280)

Net income	$1,663,887	$1,411,436	$1,289,636

Basic net income per share	$8.65	$7.35	$6.74
Diluted net income per share	$8.59	$7.30	$6.71

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Net income	$1,663,887	$1,411,436	$1,289,636
Foreign currency translation adjustment	135,969	(105,358)	14,473
Change in fair value of available-for-sale marketable securities, net of deferred taxes	31,914	23,734	34,446
Comprehensive income	$1,831,770	$1,329,812	$1,338,555

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$2,278,646	$2,079,468
Marketable securities	459,202	421,270
Accounts receivable, less allowance for doubtful accounts of $9,191 in 2025 and $8,644 in 2024	1,253,015	983,404
Inventories	1,772,257	1,473,978
Deferred costs	17,538	24,040
Prepaid expenses and other current assets	467,558	353,993
Total current assets	6,248,216	5,336,153

Property and equipment, net	1,375,348	1,236,884
Operating lease right-of-use assets	196,183	164,656
Noncurrent marketable securities	1,396,929	1,198,331
Deferred income tax assets	718,094	822,521
Noncurrent deferred costs	4,373	6,898
Goodwill	760,241	603,947
Other intangible assets, net	198,362	154,163
Other noncurrent assets	95,923	106,974
Total assets	$10,993,669	$9,630,527

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$347,493	$359,365
Salaries and benefits payable	228,267	210,879
Accrued warranty costs	72,921	62,473
Accrued sales program costs	153,193	108,492
Other accrued expenses	257,651	216,721
Deferred revenue	105,646	110,997
Income taxes payable	381,549	294,582
Dividend payable	173,351	144,349
Total current liabilities	1,720,071	1,507,858

Deferred income tax liabilities	109,701	103,274
Noncurrent income taxes payable	3,596	7,014
Noncurrent deferred revenue	22,277	28,321
Noncurrent operating lease liabilities	164,835	134,886
Other noncurrent liabilities	625	776

Stockholders’ equity:
Common shares, $0.10 par value (194,901 and 194,901 shares authorized and issued;192,620 and 192,468 shares outstanding)	19,490	19,490
Additional paid-in capital	2,368,670	2,247,484
Treasury shares (2,281 and 2,433 shares)	(406,423)	(270,521)
Retained earnings	6,970,182	5,999,183
Accumulated other comprehensive income (loss)	20,645	(147,238)
Total stockholders’ equity	8,972,564	7,848,398
Total liabilities and stockholders’ equity	$10,993,669	$9,630,527

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Operating Activities:
Net income	$1,663,887	$1,411,436	$1,289,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,611	140,494	132,347
Amortization	36,148	39,241	45,225
Loss (gain) on sale or disposal of property and equipment	881	(4,903)	215
Unrealized foreign currency (gains) losses	(36,170)	26,889	(25,541)
Deferred income taxes	82,546	(88,137)	(340,774)
Stock compensation expense	166,003	137,162	101,422
Realized losses on marketable securities	899	8	62
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	(222,809)	(196,256)	(129,120)
Inventories	(218,063)	(178,815)	244,506
Other current and noncurrent assets	1,921	(42,130)	7,887
Accounts payable	(30,518)	120,637	28,503
Other current and noncurrent liabilities	85,206	24,546	52,188
Deferred revenue	(11,843)	2,223	10,411
Deferred costs	9,092	(3,615)	(2,661)
Income taxes	(46,432)	43,691	(38,041)
Net cash provided by operating activities	1,633,359	1,432,471	1,376,265

Investing activities:
Purchases of property and equipment	(270,446)	(193,571)	(193,524)
Purchase of marketable securities	(839,852)	(507,518)	(170,681)
Redemption of marketable securities	640,396	309,166	183,372
Acquisitions, net of cash acquired	(175,655)	(16,444)	(150,853)
Other investing activities, net	322	15,034	(1,286)
Net cash used in investing activities	(645,235)	(393,333)	(332,972)

Financing activities:
Dividends	(663,885)	(572,355)	(558,769)
Proceeds from issuance of treasury shares related to equity awards	58,009	49,963	44,063
Purchase of treasury shares related to equity awards	(57,194)	(42,117)	(22,815)
Purchase of treasury shares under share repurchase plan	(181,011)	(62,348)	(98,988)
Net cash used in financing activities	(844,081)	(626,857)	(636,509)

Effect of exchange rate changes on cash and cash equivalents	55,163	(26,283)	7,460

Net increase in cash, cash equivalents, and restricted cash	199,206	385,998	414,244
Cash, cash equivalents, and restricted cash at beginning of year	2,080,154	1,694,156	1,279,912
Cash, cash equivalents, and restricted cash at end of year	$2,279,360	$2,080,154	$1,694,156

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Supplemental disclosure of non-cash investing and financing activities

Decrease in accrued capital expenditures related to purchases of property and equipment	$(1,687)	$(2,900)	$(634)

Change in marketable securities related to unrealized appreciation	$42,598	$31,308	$45,506

Fair value of assets acquired	$214,217	$27,896	$189,341
Fair value of liabilities assumed	(32,656)	(5,442)	(37,436)
Less: cash acquired	(5,906)	(6,010)	(1,052)
Cash paid for acquisitions, net of cash acquired	$175,655	$16,444	$150,853

See accompanying notes.

Garmin Ltd. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$17,979	$2,042,472	$(475,095)	$4,733,517	$(114,533)	$6,204,340
Net income	—	—	—	1,289,636	—	1,289,636
Translation adjustment	—	—	—	—	14,473	14,473
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $11,060	—	—	—	—	34,446	34,446
Comprehensive income						1,338,555
Dividends	—	—	—	(559,036)	—	(559,036)
Issuance of treasury shares related to equity awards	—	(16,580)	60,643	—	—	44,063
Stock compensation	—	101,422	—	—	—	101,422
Purchase of treasury shares related to equity awards	—	—	(22,815)	—	—	(22,815)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(94,469)	—	—	(94,469)
Cancellation of treasury shares	(238)	—	200,827	(200,589)	—	—
Share capital currency change	1,847	(1,847)	—	—	—	—
Balance at December 30, 2023	$19,588	$2,125,467	$(330,909)	$5,263,528	$(65,614)	$7,012,060
Net income	—	—	—	1,411,436	—	1,411,436
Translation adjustment	—	—	—	—	(105,358)	(105,358)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $7,573	—	—	—	—	23,734	23,734
Comprehensive income						1,329,812
Dividends	—	—	—	(576,706)	—	(576,706)
Issuance of treasury shares related to equity awards	—	(15,145)	65,108	—	—	49,963
Stock compensation	—	137,162	—	—	—	137,162
Purchase of treasury shares related to equity awards	—	—	(42,117)	—	—	(42,117)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(61,776)	—	—	(61,776)
Cancellation of treasury shares	(98)	—	99,173	(99,075)	—	—
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398
Net income	—	—	—	1,663,887	—	1,663,887
Translation adjustment	—	—	—	—	135,969	135,969
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $10,685	—	—	—	—	31,914	31,914
Comprehensive income						1,831,770
Dividends	—	—	—	(692,888)	—	(692,888)
Issuance of treasury shares related to equity awards	—	(44,817)	102,826	—	—	58,009
Stock compensation	—	166,003	—	—	—	166,003
Purchase of treasury shares related to equity awards	—	—	(57,194)	—	—	(57,194)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(181,534)	—	—	(181,534)
Balance at December 27, 2025	$19,490	$2,368,670	$(406,423)	$6,970,182	$20,645	$8,972,564

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

December 27, 2025 and December 28, 2024

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Garmin Ltd. and its subsidiaries (collectively, the Company or Garmin) design, develop, manufacture, market, and distribute a diverse family of Global Positioning System (GPS)-enabled products and other navigation, communications, sensor-based and information products and services. Garmin Corporation is primarily responsible for manufacturing and distribution of many products to other subsidiaries of the Company and, to a lesser extent, new product development and sales and marketing of the Company’s products in Asia, which is part of the Company’s Asia Pacific and Australian Continent (APAC) region. Garmin International, Inc. (Garmin International) is primarily responsible for sales and marketing of products in the Company’s Americas region, which includes North America and South America, and for most of the Company’s research and new product development. Garmin International also manufactures products for the Company’s aviation and auto OEM segments. Garmin (Europe) Ltd. is primarily responsible for sales and marketing of the Company’s products in Europe, the Middle East and Africa (EMEA), with many of these sales made to other Company-owned distributors in the EMEA region.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The accompanying consolidated financial statements reflect the accounts of Garmin Ltd. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Changes in Classification and Allocation

As previously disclosed, beginning in the first quarter of fiscal 2024, the Company changed the presentation of operating expense to include advertising expense within selling, general and administrative expenses on the Company’s consolidated statements of income, which management believes to be a more meaningful presentation. The Company continued this presentation of operating expense in the current period. Results for the 52-week period ended December 30, 2023 were recast to conform to this presentation. This change had no effect on the Company’s consolidated operating or net income.

Fiscal Year

The Company’s fiscal year is based on a 52- or 53-week period ending on the last Saturday of the calendar year. Due to the fact that there are not exactly 52 weeks in a calendar year, the Company will have a fiscal year comprising 53 weeks in certain fiscal years, as determined by when the last Saturday of the calendar year occurs.

In those resulting fiscal years that have 53 weeks, the Company will record an extra week of sales, costs, and related financial activity. Therefore, the financial results of those 53-week fiscal years, and the associated 14-week fourth quarters, will not be entirely comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. Fiscal years 2025, 2024, and 2023 each included 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

Many Garmin Ltd. subsidiaries utilize a currency other than the United States Dollar (USD) as their functional currency. As required by Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, the financial statements of these subsidiaries for all periods presented have been translated into USD, the functional currency of Garmin Ltd., and the reporting currency herein, for purposes of consolidation at rates prevailing during the year for sales, costs, and expenses and at end-of-year rates for all assets and liabilities. The effect of this translation is recorded in a separate component of stockholders’ equity. Cumulative currency translation adjustments of $19,103 and $(116,866) as of December 27, 2025 and December 28, 2024, respectively, have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash, receivables, and payables held in a currency other than the functional currency at a given legal entity. Net foreign currency gains recorded in results of operations were $7,847 for the year ended December 27, 2025, net foreign currency losses recorded in results of operations were $20,599 for the year ended December 28, 2024, and net foreign currency gains recorded in results of operations were $26,434 for the year ended December 30, 2023. The gain in fiscal 2025 was primarily due to the U.S. Dollar weakening against the Euro and Polish Zloty, partially offset by the U.S. Dollar weakening against the Swiss Franc and Taiwan Dollar. The loss in fiscal 2024 was primarily due to the U.S. Dollar strengthening against the Euro, Polish Zloty and Australian Dollar, partially offset by the U.S. Dollar strengthening against the Taiwan Dollar. The gain in fiscal 2023 was primarily due to the U.S. Dollar weakening against the Polish Zloty and Euro, partially offset by the U.S. Dollar weakening at times during the year against the Taiwan Dollar.

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

The Company offers certain tangible products with ongoing services promised over a period of time. When such services have been identified as both capable of being distinct and separately identifiable from the related tangible product, the associated revenue allocated to such services is recognized over time. These ongoing services primarily consist of the Company’s contractual promises to provide map update services to customers that use its navigation products. The Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales.

The Company allocates revenue to all performance obligations associated with tangible products containing separately identifiable ongoing services based on the respective performance obligations’ relative standalone selling prices (SSP), with the amounts allocated to ongoing services deferred and recognized over the contractual service period or estimated life of the product.

Additionally, the Company has offered certain other products and services with ongoing performance obligations for which the associated revenue is recognized over the contractual service period (typically ranging from 1 month to 3 years), including aviation database and other service subscriptions, incremental navigation and communication service subscriptions, premium content subscriptions delivered through mobile applications, and extended warranties.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to approximately $228,543, $191,585, and $173,109 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, and is included within selling, general and administrative expenses in the accompanying consolidated statements of income.

Software Development Costs

ASC Topic 985-20, Software – Costs of Software to Be Sold, Leased, or Marketed, requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are subject to capitalization until the product is available for general release to customers. Costs incurred by the Company subsequent to achievement of technological feasibility are generally not significant, as the time elapsed from working model to release is typically short. As required by ASC Topic 730, Research and Development, costs incurred to enhance the Company’s existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of income.

Accounting for Stock Compensation

The Company currently sponsors three employee stock compensation plans. ASC Topic 718, Compensation – Stock Compensation, requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock units, based on estimated fair values.

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock compensation expense over the requisite service period in the Company’s consolidated statements of income.

As stock compensation expense recognized in the accompanying consolidated statements of income is based on awards ultimately expected to vest, it is net of estimated and actual forfeitures. Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Excess tax benefits or deficiencies from stock compensation are recognized in the income tax provision and recorded as discrete tax items in the period in which they occur. Excess income tax benefits from stock compensation arrangements are classified as a cash flow from operations.

Stock compensation plans are discussed in more detail in Note 10 – Employee Stock Compensation and Savings Plans of the Notes to Consolidated Financial Statements.

Research and Development

Research and development costs, which are typically expensed as incurred, amounted to approximately $1,126,231, $993,601, and $904,696 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

Preproduction Costs Related to Long-Term Supply Arrangements

Preproduction design and development costs related to long-term supply arrangements are expensed as incurred, and classified as research and development, unless the customer has provided a contractual guarantee for reimbursement of such costs. Contractually reimbursable costs are capitalized as incurred in the consolidated balance sheets within prepaid expenses and other current assets if reimbursement is expected to be received within one year, or within other noncurrent assets if expected to be received beyond one year. Such capitalized costs were approximately $18,190 and $18,071 as of December 27, 2025 and December 28, 2024, respectively.

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

Income taxes are discussed in more detail in Note 5 – Income Taxes of the Notes to Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share amounts are computed based on the weighted-average number of common shares outstanding. For purposes of diluted earnings per share, the number of shares that would be issued from the exercise of dilutive share-based compensation awards has been reduced by the number of shares that could have been purchased from the proceeds of the exercise or release at the average market price of the Company’s shares during the period the awards were outstanding. See Note 3 – Earnings Per Share of the Notes to Consolidated Financial Statements for additional information.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand, operating accounts, money market funds, deposits readily convertible to known amounts of cash, and securities with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value, given the short maturity of those instruments. Restricted cash is reported within other noncurrent assets on the accompanying consolidated balance sheets. See Note 7 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information on restricted cash.

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

All of the Company’s marketable securities were considered available-for-sale at December 27, 2025. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. At December 27, 2025, cumulative unrealized net gains of $1,542 were reported in accumulated other comprehensive income (loss), net of related taxes. At December 28, 2024, cumulative unrealized losses of $30,372 were reported in accumulated other comprehensive income (loss), net of related taxes.

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

Marketable securities are discussed in more detail in Note 4 – Marketable Securities of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

As required by ASC Topic 825, Financial Instruments, the following summarizes required information about the fair value of certain financial instruments for which it is currently practicable to estimate such value. None of the financial instruments are held or issued for trading purposes. The carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 27, 2025		December 28, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,278,646	$2,278,646	$2,079,468	$2,079,468
Marketable securities	$1,856,131	$1,856,131	$1,619,601	$1,619,601

For certain of the Company’s other financial instruments, including accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Trade Accounts Receivable

The Company sells its products to retailers, dealers, distributors, OEMs, and other customers and grants credit to certain customers based on its evaluation of customers' financial condition. Generally, the Company does not require security when trade credit is granted to customers. The Company’s trade accounts receivable are carried at net realizable value, typically are collected within 90 days, and do not bear interest. Certain customers are allowed extended terms consistent with normal industry practice. Credit losses are provided for in the Company’s consolidated financial statements and typically have been within management’s expectations. Past due receivable balances are typically written off when internal collection efforts have been unsuccessful in collecting the amount due. The Company maintains trade credit insurance to provide some security against certain losses within policy limits.

Concentration of Credit Risk

The Company’s top ten customers have contributed between approximately 20% and 25% of net sales annually since 2023. None of the Company’s customers individually accounted for 10% or more of consolidated net sales in the years ended December 27, 2025, December 28, 2024, and December 30, 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead associated with purchases and production and is determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The details of inventories consisted of the following:

	December 27, 2025	December 28, 2024
Raw materials	$618,228	$522,210
Work-in-process	259,011	219,294
Finished goods	895,018	732,474
Inventories	$1,772,257	$1,473,978

Deferred Revenues and Costs

At December 27, 2025 and December 28, 2024, the Company had deferred revenues totaling $127,923 and $139,318, respectively, and related deferred costs totaling $21,911 and $30,938, respectively.

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

Property and Equipment

Property and equipment is recorded at cost and typically depreciated using the straight-line method. The components of property and equipment were as follows and are generally depreciated over the following estimated useful lives:

	Estimated Useful Life	December 27, 2025	December 28, 2024
Land		$191,901	$184,884
Building and improvements	15 to 50 years	1,110,125	982,494
Machinery, equipment and software	3 to 10 years	1,365,572	1,208,662
Total, at cost		2,667,598	2,376,040
Accumulated depreciation		(1,292,250)	(1,139,156)
Property and equipment, net		$1,375,348	$1,236,884

As required by ASC Topic 360, Property, Plant and Equipment, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company did not recognize any material long-lived asset impairment charges in the fiscal years of 2025, 2024, or 2023.

Goodwill and Other Intangible Assets

The amount of excess purchase cost over fair value of net assets acquired in a business combination is recorded as goodwill and represents the future economic benefit arising from other assets acquired that were not individually and separately recognized. Goodwill was $760,241 at December 27, 2025, and $603,947 at December 28, 2024. Each of the Company’s operating segments (fitness, outdoor, aviation, marine, and auto OEM) represents a distinct reporting unit. The Company allocates goodwill to reporting units in proportion to the expected benefit from each business combination. Changes in the carrying amount of goodwill for the years ended December 27, 2025 and December 28, 2024 are as follows:

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
Goodwill balance as of December 30, 2023	$250,380	$179,744	$60,347	$118,003	$—	$608,474
Acquisitions	—	—	—	12,281	—	12,281
Foreign currency translation and other adjustments	(11,417)	(2,747)	—	(2,644)	—	(16,808)
Goodwill balance as of December 28, 2024	$238,963	$176,997	$60,347	$127,640	$—	$603,947
Acquisitions	117,003	—	—	2,539	—	119,542
Foreign currency translation and other adjustments	26,449	5,956	—	4,347	—	36,752
Goodwill balance as of December 27, 2025	$382,415	$182,953	$60,347	$134,526	$—	$760,241

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units and assignment of assets and liabilities to reporting units. If a quantitative impairment test is performed, the fair value of each reporting unit is estimated through the use of a discounted cash flow methodology, which also requires judgment and assumptions, including discount rate, projected future revenues, projected future operating margins, and terminal growth rates. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors.

Management concluded that no goodwill associated with any reporting unit is currently at risk of impairment based on qualitative assessments performed in 2025. The Company did not recognize any material goodwill or intangible asset impairment charges in fiscal years 2025, 2024, or 2023.

At December 27, 2025, and December 28, 2024, the Company had intellectual property, customer related intangibles, and other identifiable finite-lived intangible assets recorded at a cost of $606,377 and $543,397, respectively. Identifiable, finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis typically over three to twelve years. Accumulated amortization was $408,015 and $389,234 at December 27, 2025 and December 28, 2024, respectively. Amortization expense on these intangible assets was $32,368, $30,666, and $30,513 for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. In the next five years, the amortization expense related to intangible assets held as of December 27, 2025 is estimated to be $32,725, $29,303, $24,042, $21,054, and $16,493, respectively. The Company also reviews finite-lived intangible assets for impairment in accordance with ASC Topic 360, as described above, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be fully recoverable.

Leases

The Company leases certain real estate properties, vehicles, and equipment in various countries around the world. Leased properties are typically used for office space, distribution, and retail. The Company’s leases are classified as operating leases with remaining terms of 1 to 30 years, some of which include an option to extend or renew. If the exercise of an option to extend or renew is determined to be reasonably certain, the associated right-of-use asset and lease liability reflects the extended period and payments. For newly signed leases, the right-of-use asset and lease liability is recognized on lease commencement date. Variable lease costs, such as future adjustments to payments based on consumer price indices, are excluded in the recognition of right-of-use assets and lease liabilities. For all real estate leases, any non-lease components, including common area maintenance, have been separated from lease components and excluded from the associated right-of-use asset and lease liability calculations. For all equipment and vehicle leases, an accounting policy election has been made to not separate lease and non-lease components.

Leases with an initial term of 12 months or less (“short-term leases”) are not recognized on the Company’s consolidated balance sheets as a right-of-use asset or lease liability.

Product Warranty

The Company accrues for estimated future warranty costs at the time products are sold. The Company provides standard warranties to its retail partners and end-users. The standard warranty generally provides for products to be free from defects in materials or workmanship, and the warranty period is generally one to two years from the date of shipment, while certain aviation, marine, and auto OEM products have a standard warranty period of two years or more from the date of installation. The Company’s estimates of costs to service its warranty obligations are based on historical experience and management’s expectations and judgments of future conditions, with most claims resolved within a year of the sale. The following reconciliation presents details of the changes in the Company’s accrued warranty costs:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Balance - beginning of period	$62,473	$55,738	$50,952
Accrual for products sold (1)	106,708	89,804	79,637
Expenditures	(96,260)	(83,069)	(74,851)
Balance - end of period	$72,921	$62,473	$55,738

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

If an outcome unfavorable to the Company is determined to be probable, but the amount of loss cannot be reasonably estimated or is determined to be reasonably possible, but not probable, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company’s aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but not probable, and a liability therefore has not been accrued. This aggregate range only represents the Company’s estimate of reasonably possible losses and does not represent the Company’s maximum loss exposure. The assessment regarding whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. In assessing the probability of an outcome in a lawsuit, claim or assessment that could be unfavorable to the Company, the Company considers the following factors, among others: (a) the nature of the litigation, claim, or assessment; (b) the progress of the case; (c) the opinions or views of legal counsel and other advisers; (d) the Company’s experience in similar cases; (e) the experience of other entities in similar cases; and (f) how the Company intends to respond to the lawsuit, claim, or assessment. Costs incurred in defending lawsuits, claims or assessments are expensed as incurred.

See Note 7 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information on contingencies.

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires the Company to disclose specified additional information in its income tax rate reconciliation, provide additional information for certain reconciling items, and disaggregate its disclosure of income taxes paid for Switzerland federal, Switzerland cantonal and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company has adopted the new standard using a retrospective approach, recasting prior year disclosures to conform to current year presentation. See Note 5 – Income Taxes of the Notes to Consolidated Financial Statements.

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

2. Revenue

In order to further depict how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors, Garmin disaggregates revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

Disaggregated revenue by geographic region (Americas, EMEA, and APAC) is presented in Note 11 – Segment Information and Geographic Data. Note 11 also contains disaggregated revenue information of the five major product categories identified by the Company (fitness, outdoor, aviation, marine, and auto OEM), which also represent the Company’s operating segments.

A large majority of the Company’s revenue is recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Revenue recognized over time is primarily within the outdoor, aviation, and auto OEM segments and relates to performance obligations that are satisfied over the estimated life of the product or contractual service period. Revenue disaggregated by pattern of recognition, based on the timing of transfer of the goods or services, is presented in the table below:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Point in time	$6,910,894	$5,968,124	$4,938,479
Over time	334,625	328,779	289,773
Net sales	$7,245,519	$6,296,903	$5,228,252

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s consolidated balance sheets. Such amounts are recognized ratably over the applicable estimated useful life or contractual service period. Changes in deferred revenue and costs during the 52-week periods ending December 27, 2025 and December 28, 2024 are presented below:

	Fiscal Year Ended
	December 27, 2025		December 28, 2024
	Deferred Revenue (1)	Deferred Costs (2)	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$139,318	$30,938	$137,337	$27,373
Deferrals in period	323,230	61,957	330,760	65,111
Recognition of deferrals in period	(334,625)	(70,984)	(328,779)	(61,546)
Balance, end of period	$127,923	$21,911	$139,318	$30,938

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the consolidated balance sheets.

Of the $334,625 of deferred revenue recognized in the 52-weeks ended December 27, 2025, approximately $93,000 was deferred as of the beginning of the period. Of the $328,779 of deferred revenue recognized in the

52-weeks ended December 28, 2024, $92,093 was deferred as of the beginning of the period. Of the $127,923 of deferred revenue as of December 27, 2025, the Company expects to recognize approximately 87% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as "equity awards". There were no anti-dilutive equity awards excluded from the calculation of diluted net income per share for the periods presented below.

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Numerator:
Numerator for basic and diluted net income per share - net income	$1,663,887	$1,411,436	$1,289,636

Denominator (in thousands):
Denominator for basic net income per share – weighted-average common shares	192,467	192,060	191,397

Effect of dilutive equity awards	1,149	1,221	661

Denominator for diluted net income per share – adjusted weighted-average common shares	193,616	193,281	192,058

Basic net income per share	$8.65	$7.35	$6.74

Diluted net income per share	$8.59	$7.30	$6.71

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of December 27, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,310	$54	$(3)	$11,361
Agency securities	Level 2	79,794	63	(316)	79,541
Mortgage-backed securities	Level 2	86,251	567	(1,508)	85,310
Corporate debt securities	Level 2	1,454,326	12,809	(4,624)	1,462,511
Municipal securities	Level 2	217,629	675	(2,201)	216,103
Other	Level 2	1,346	—	(41)	1,305
Total		$1,850,656	$14,168	$(8,693)	$1,856,131

	Available-For-Sale Securities as of December 28, 2024
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$4,930	$8	$—	$4,938
Agency securities	Level 2	42,236	38	(477)	41,797
Mortgage-backed securities	Level 2	43,599	—	(4,375)	39,224
Corporate debt securities	Level 2	1,281,981	1,498	(23,837)	1,259,642
Municipal securities	Level 2	281,295	21	(9,907)	271,409
Other	Level 2	2,683	1	(93)	2,591
Total		$1,656,724	$1,566	$(38,689)	$1,619,601

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

Accrued interest receivable, which totaled $19,144 as of December 27, 2025, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 52-week period ended December 27, 2025.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 51% of securities in the Company’s portfolio were at an unrealized loss position at December 27, 2025.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of December 27, 2025 and December 28, 2024.

	As of December 27, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$7,981	$—	$—	$(3)	$7,981
Agency securities	(217)	54,089	(99)	6,900	(316)	60,989
Mortgage-backed securities	(193)	15,074	(1,315)	14,664	(1,508)	29,738
Corporate debt securities	(1,469)	222,514	(3,155)	301,363	(4,624)	523,877
Municipal securities	(193)	11,094	(2,008)	147,899	(2,201)	158,993
Other	(2)	301	(39)	1,004	(41)	1,305
Total	$(2,077)	$311,053	$(6,616)	$471,830	$(8,693)	$782,883

	As of December 28, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Agency securities	$(125)	$24,153	$(352)	$6,647	$(477)	$30,800
Mortgage-backed securities	(137)	9,803	(4,238)	29,421	(4,375)	39,224
Corporate debt securities	(4,503)	350,289	(19,334)	667,176	(23,837)	1,017,465
Municipal securities	(228)	35,001	(9,679)	226,901	(9,907)	261,902
Other	—	—	(93)	1,619	(93)	1,619
Total	$(4,993)	$419,246	$(33,696)	$931,764	$(38,689)	$1,351,010

As of December 27, 2025 and December 28, 2024, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to other income for the unrealized losses on U.S. Treasury, agency, mortgage-backed, corporate debt, municipal, and other securities presented above because the Company does not consider the declines in fair value to have resulted from credit losses. The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. Management does not intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be at maturity.

The amortized cost and fair value of marketable securities at December 27, 2025, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$462,310	$459,202
Due after one year through five years	1,339,770	1,349,902
Due after five years through ten years	43,907	43,067
Due after ten years	4,669	3,960
Total	$1,850,656	$1,856,131

5. Income Taxes

As disclosed in Note 1 – Summary of Significant Accounting Policies, the Company adopted the requirements of ASU 2023-09 using a retrospective approach. Certain other disclosures have been recast to conform to the current period presentation, including references to Switzerland as Garmin Ltd.’s country of domicile.

The components of the Company’s income tax provision (benefit) were as follows:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Switzerland federal:
Current	$95,959	$95,020	$88,052
Deferred	6,846	6,324	5,011
	$102,805	$101,344	$93,063
Switzerland canton:
Current	$38,579	$33,764	$23,230
Deferred	71,157	57,231	(171,015)
	$109,736	$90,995	$(147,785)
Foreign:
Current	$133,564	$244,824	$139,164
Deferred	4,543	(153,198)	(173,722)
	$138,107	$91,626	$(34,558)
Total	$350,648	$283,965	$(89,280)

The Company’s income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate of Switzerland, Garmin Ltd.’s country of domicile, to income before income taxes. The sources and tax effects of the differences, including the impact of establishing tax contingency accruals, are as follows (the table may not foot due to rounding):

	Fiscal Year Ended
	December 27, 2025		December 28, 2024		December 30, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income taxes at Switzerland statutory rate	$171,235	8.5%	$144,109	8.5%	$102,030	8.5%
Cantonal income taxes, net of income tax effect*	109,828	5.5%	98,753	5.8%	(150,435)	-12.5%
Foreign tax effects
United States
Statutory tax rate difference between the U.S. and Switzerland	31,673	1.6%	18,133	1.1%	(25,808)	-2.1%
State income taxes	(5,047)	-0.3%	(6,248)	-0.4%	(21,619)	-1.8%
Research and development tax credits	(34,507)	-1.7%	(38,227)	-2.3%	(31,849)	-2.7%
Foreign Derived Intangible Income deduction	-	0.0%	(13,751)	-0.8%	(6,432)	-0.5%
Stock compensation	(14,149)	-0.7%	(9,252)	-0.5%	(1,101)	-0.1%
Other	2,408	0.1%	5,171	0.3%	4,979	0.4%
Taiwan
Statutory tax rate difference between Taiwan and Switzerland	27,709	1.4%	28,225	1.7%	22,563	1.9%
Withholding tax	28,117	1.4%	29,080	1.7%	23,665	2.0%
Other	(3,323)	-0.2%	(2,030)	-0.1%	12	0.0%
Luxembourg
Statutory tax rate difference between Luxembourg and Switzerland	(25,916)	-1.3%	(24,912)	-1.5%	(12,407)	-1.0%
Gain on sale of treasury shares	42,990	2.1%	41,283	2.4%	21,295	1.8%
Other	202	0.0%	597	0.0%	581	0.0%
Poland
Investment tax credits	-	0.0%	-	0.0%	(12,116)	-1.0%
Other	2,714	0.1%	5,547	0.3%	2,212	0.2%
United Kingdom
Statutory tax rate difference between the United Kingdom and Switzerland	12,091	0.6%	10,884	0.6%	6,683	0.6%
Other	264	0.0%	(487)	0.0%	293	0.0%
Italy
Statutory tax rate difference between the Italy and Switzerland	9,498	0.5%	6,182	0.4%	2,362	0.2%
Other	70	0.0%	302	0.0%	(81)	0.0%
Other foreign jurisdictions	14,767	0.7%	14,331	0.8%	6,844	0.6%
Nontaxable or nondeductible items
Deduction for taxes	(17,967)	-0.9%	(16,169)	-1.0%	(9,574)	-0.8%
Changes in unrecognized tax benefits	(3,644)	-0.2%	(7,066)	-0.4%	(17,444)	-1.5%
Other adjustments	1,635	0.1%	(490)	0.0%	6,067	0.5%
Effective tax rate	$350,648	17.4%	$283,965	16.7%	$(89,280)	-7.4%

*Local taxes in the canton of Schaffhausen make up the majority (greater than 50%) of the tax effect in this category.

The Company recorded income tax expense of $350,648 in the year ended December 27, 2025, representing an effective tax rate of approximately 17.4%. The Company recorded income tax expense of $283,965 in the year ended December 28, 2024, representing an effective tax rate of approximately 16.7%. The Company recorded income tax benefit of $89,280 in the year ended December 30, 2023, representing an effective tax rate of approximately (7.4)%, which included income tax benefit of $181,410 recognized by the Company in the fourth quarter of 2023 related to the revaluation of Switzerland deferred tax assets due to an increase in the Schaffhausen cantonal tax rate and income tax benefit of $12,116 recognized in the fourth quarter of 2023 related to auto OEM manufacturing tax incentives in Poland.

The Company’s income before income taxes attributable to Switzerland operations was $1,401,142, $1,263,683, and $1,143,696, for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. The Company’s income before income taxes attributable to non-Switzerland operations was $613,393, $431,718, and $56,660, for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 27, 2025	December 28, 2024
Deferred tax assets:
Capitalized research & development expenses	$495,775	$533,252
Intangible assets	174,382	251,274
Tax credit carryforwards	31,694	29,162
Operating leases	50,450	43,170
Tax basis in excess of book basis for investments	—	13,345
Deferred revenue	17,711	15,580
Net operating losses	29,979	22,577
Accrued paid time off	17,922	16,281
Product warranty accruals	16,982	14,177
Stock compensation	23,097	17,046
Other	22,594	23,557
Valuation allowance related to loss carryforward and tax credits	(17,288)	(13,906)
	$863,298	$965,515
Deferred tax liabilities:
Withholding tax	104,559	107,162
Property and equipment	56,183	67,006
Operating leases	49,874	42,948
Book basis in excess of tax basis for acquired entities	30,845	15,443
Prepaid and perpetual license assets	8,422	9,840
Book basis in excess of tax basis for investments	3,956	—
Other	1,066	3,869
	$254,905	$246,268
Net deferred tax assets	$608,393	$719,247

At December 27, 2025, the Company had $31,694 of tax credit carryover compared to $29,162 at December 28, 2024. At December 27, 2025, the Company had a deferred tax asset of $29,979 related to the future tax benefit of net operating loss (NOL) carryforwards of $109,662. Included in the NOL carryforwards is $8,320 that relates to various jurisdictions and expires in periods ranging from 2026 through 2039 and $101,342 that relates to various other jurisdictions and has no expiration date. The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that management does not believe are more likely than not to be realized. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

The total amount of gross unrecognized tax benefits as of December 27, 2025 was $2,621. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for years ended December 27, 2025, December 28, 2024, and December 30, 2023 is as follows:

	December 27, 2025	December 28, 2024	December 30, 2023
Balance at beginning of year	$5,295	$13,571	$30,795
Additions based on tax positions related to prior years	—	—	—
Reductions based on tax positions related to prior years	—	(6,124)	(3,450)
Additions based on tax positions related to current period	—	584	450
Reductions related to settlements with tax authorities	—	—	—
Expiration of statute of limitations	(2,674)	(2,736)	(14,224)
Balance at end of year	$2,621	$5,295	$13,571

Unrecognized tax benefits are classified as noncurrent liabilities, except for the portion that is expected to be paid within one year of the balance sheet date. The balances of net unrecognized benefits of $2,289, $4,957, and $12,824 were classified as noncurrent at December 27, 2025, December 28, 2024, and December 30, 2023, respectively. The net unrecognized tax benefits, if recognized, would reduce the effective tax rate. None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. At December 27, 2025, December 28, 2024, and December 30, 2023, the Company had accrued approximately $767, $1,242, and $2,127, respectively, for interest. The interest component of the reserve decreased income tax expense for the years ending December 27, 2025, December 28, 2024, and December 30, 2023 by $475, $885, and $624, respectively. The Company did not have significant amounts accrued for penalties for the years ending December 27, 2025, December 28, 2024, and December 30, 2023.

The Company files income tax returns in Switzerland, Taiwan, United Kingdom, U.S. federal jurisdiction, as well as various states, local, and other foreign jurisdictions. In its major tax jurisdictions, Switzerland, Taiwan, United Kingdom, and U.S. federal and various states, the Company is no longer subject to income tax examinations by tax authorities, with few exceptions, for years prior to 2020, 2020, 2023, and 2022, respectively.

The Company recognized reductions of income tax expense, inclusive of interest and net of deferrals, of $3,395, $2,686, and $11,473 in fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively, to reflect the expiration of statutes of limitations and releases due to audit settlement in various jurisdictions.

The following table provides the amount of income taxes paid (net of refunds received), disaggregated by Switzerland federal, Switzerland cantonal and foreign taxes paid, for each annual reporting period.

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Switzerland federal	$16,688	$71,793
Switzerland cantonal	6,064	19,141
Foreign
United States	149,701	128,863
Taiwan	66,405	55,138
United Kingdom	21,177	14,189
Other	56,970	30,280
Total Foreign	$294,253	$228,470
Total	$317,005	$319,404

6. Leases

The following table represents lease costs recognized in the Company’s consolidated statements of income for the 52-weeks ended December 27, 2025. Lease costs are included in selling, general and administrative expense and research and development expense on the Company’s consolidated statements of income.

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Operating lease cost (1)	$63,934	$54,526

(1) Operating lease cost includes short-term lease costs and variable lease costs, which were not material in the periods presented.

The following table represents the components of leases that are recognized on the Company’s consolidated balance sheets as of December 27, 2025 and December 28, 2024.

	December 27, 2025	December 28, 2024
Operating lease right-of-use assets	$196,183	$164,656

Other accrued expenses	$31,153	$27,901
Noncurrent operating lease liabilities	164,835	134,886
Total lease liabilities	$195,988	$162,787

Weighted average remaining lease term	6.7 years	7.3 years
Weighted average discount rate	4.8%	4.4%

The following table presents maturities of the Company’s lease liabilities as of December 27, 2025.

Year	Amount
2026	$43,514
2027	39,122
2028	36,165
2029	32,118
2030	27,589
Thereafter	57,003
Total	235,511
Less: imputed interest	(39,523)
Present value of lease liabilities	195,988

The following table presents supplemental cash flow and noncash information related to leases.

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
Cash paid for amounts included in the measurement of operating lease liabilities (1)	$45,973	$37,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,501	$30,423

(1) Included in net cash provided by operating activities in the accompanying consolidated statements of cash flows.

7. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of December 27, 2025 that may represent noncancellable unconditional purchase obligations having a remaining term in excess of one year was approximately $411,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other noncurrent assets on the Company’s consolidated balance sheets and totaled $714 and $685 on December 27, 2025 and December 28, 2024, respectively.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal year ended December 27, 2025. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain legal matters during the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

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

The Company’s shareholders approved the following dividends:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share	Payment Amount
Fiscal 2025
June 6, 2025	June 27, 2025	June 16, 2025	$0.90	$173,182
June 6, 2025	September 26, 2025	September 12, 2025	$0.90	$173,171
June 6, 2025	December 26, 2025	December 12, 2025	$0.90	$172,966
June 6, 2025	March 27, 2026	March 13, 2026	$0.90	$173,351
Total			$3.60	$692,670

Fiscal 2024
June 7, 2024	June 28, 2024	June 17, 2024	$0.75	$144,035
June 7, 2024	September 27, 2024	September 13, 2024	$0.75	$144,127
June 7, 2024	December 27, 2024	December 13, 2024	$0.75	$143,981
June 7, 2024	March 28, 2025	March 14, 2025	$0.75	$144,566
Total			$3.00	$576,709

Fiscal 2023
June 9, 2023	June 30, 2023	June 20, 2023	$0.73	$139,595
June 9, 2023	September 29, 2023	September 15, 2023	$0.73	$139,724
June 9, 2023	December 29, 2023	December 15, 2023	$0.73	$139,603
June 9, 2023	March 29, 2024	March 15, 2024	$0.73	$140,211
Total			$2.92	$559,133

The estimated payment amount for the dividend scheduled to be paid on March 27, 2026 was included in dividend payable on the Company’s consolidated balance sheets as of December 27, 2025.

Approximately $94,981 and $61,129 of retained earnings was indefinitely restricted from distribution to shareholders pursuant to the laws of Taiwan as of December 27, 2025 and December 28, 2024, respectively.

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

On February 16, 2024, the Board of Directors approved a share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. Share repurchases may be made from time to time in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The 2024 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. As of December 27, 2025, the Company had repurchased 1,228,591 shares for $244,302 leaving $55,698 available to repurchase additional shares under the 2024 Program. Cash paid for purchases of the Company’s shares during fiscal 2025 was $181,011. As announced in February 2026, the 2024 Program, which had an initial expiration date of December 26, 2026, is scheduled to be earlier terminated on February 19, 2026 and replaced with a new share repurchase program effective beginning on February 20, 2026 (the “2026 Program”). The 2026 Program is scheduled to expire on December 30, 2028 and authorizes the Company to purchase up to $500 million of its common shares.

Share Capital

In the second quarter of 2023, the share capital currency of the Company was changed from the Swiss Franc (CHF) to the U.S. Dollar (USD), as approved by shareholders at the Company’s 2023 Annual General Meeting. This aligns the share capital currency with the financial statement presentation currency of the Company. The Company’s nominal par value per share of CHF 0.10 was slightly reduced to USD $0.10, the impact of which is reflected in share capital, captioned as common shares in the accompanying consolidated balance sheets. Total stockholders’ equity reported for the Company was not affected by this change.

Treasury Shares

In March 2024, the Board of Directors approved the cancellation of 979,463 shares previously purchased under a share repurchase program. The capital reduction by cancellation of these shares became effective in March 2024. Total stockholders’ equity reported for the Company was not affected.

9. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) balances by component for the year ended December 27, 2025:

	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(116,866)	$(30,372)	$(147,238)
Other comprehensive income (loss) before reclassification, net of income tax expense of $10,536	135,969	31,164	167,133
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $149 included in income tax provision	—	750	750
Net current-period other comprehensive income (loss)	135,969	31,914	167,883
Balance - end of period	$19,103	$1,542	$20,645

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

2011 Non-employee Directors’ Equity Incentive Plan

In June 2011, the Company’s shareholders adopted an equity incentive plan for non-employee directors (the “2011 Directors Plan”) providing for grants of stock options, SARs, RSUs and/or performance shares, pursuant to which up to 122,592 shares were made available for issuance. In June 2023, the shareholders approved an increase to the number of shares authorized to 150,000. The term of each award cannot exceed ten years. Awards are subject to a minimum one-year vesting period. In 2025, 2024, and 2023, there were 3,432, 4,360, and 6,004 RSUs granted under this plan, respectively. At December 27, 2025, approximately 25,608 shares were available for future issuance under the 2011 Directors Plan.

2005 Equity Incentive Plan

In June 2005, the Company’s shareholders adopted an equity incentive plan (the “2005 Plan”) providing for grants of incentive and nonqualified stock options, SARs, RSUs and/or performance shares to employees of the Company and its subsidiaries, pursuant to which up to 10,000,000 common shares were made available for issuance. In 2013 and 2024, the shareholders approved increases of an additional 3,000,000 and 5,000,000 shares, respectively, to the 2005 Plan, increasing the total shares authorized under the plan to 18,000,000. Option and SAR grants vest evenly over a period of five years or as otherwise determined by the Board of Directors or the Compensation Committee and generally expire ten years from the date of grant, if not exercised. RSUs vest evenly over a period of three years. In addition to time-based vesting requirements, the vesting of certain RSU grants is also contingent upon the Company’s achievement of certain financial performance goals. During 2025, 2024, and 2023, there were 925,861, 998,321, and 1,047,934 RSUs granted under the 2005 Plan, respectively. No stock options or SARs were granted under the 2005 Plan in 2025, 2024, or 2023. At December 27, 2025, approximately 4,361,120 shares were available for future issuance under the 2005 Plan.

Stock Compensation Activity

A summary of the Company’s stock compensation activity and related information under the 2011 Directors Plan, the 2005 Plan, and the 2000 Plan for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 is provided below:

	Restricted Stock Units
	Weighted-Average Grant Date Fair Value	Number of Shares
		(In Thousands)
Outstanding at December 31, 2022	$103.61	1,837
Granted	$105.47	1,054
Released/Vested	$103.61	(749)
Cancelled	$106.09	(456)
Outstanding at December 30, 2023	$104.10	1,686
Granted	$143.82	1,003
Released/Vested	$105.45	(877)
Cancelled	$106.92	(46)
Outstanding at December 28, 2024	$125.91	1,766
Granted	$181.65	929
Released/Vested	$118.07	(952)
Cancelled	$136.13	(68)
Outstanding at December 27, 2025	$160.87	1,675

The weighted-average remaining contract life of restricted stock units at December 27, 2025 was 1.04 years. There were no outstanding options/SARs or any associated stock compensation activity during the years ended December 27, 2025, December 28, 2024, and December 30, 2023.

The total fair values of awards vested during 2025, 2024, and 2023, were $112,424, $92,502, and $77,626, respectively. The aggregate intrinsic value of RSUs outstanding at December 27, 2025 was $344,219. The aggregate intrinsic values of RSUs released during 2025, 2024, and 2023 were $195,677, $183,639, and $96,301, respectively. Aggregate intrinsic value of RSUs represents the applicable number of awards multiplied by the Company’s closing share price on the last trading day of the relevant fiscal period. The Company’s closing share price was $205.51 on December 27, 2025 (based on the closing share price on December 26, 2025). As of December 27, 2025, there was $180,758 of total unrecognized compensation cost related to unvested share-based payment awards granted to employees under the stock compensation plans. That cost is expected to be recognized over the remaining vesting period.

Employee Stock Purchase Plan

The Company’s shareholders have adopted an employee stock purchase plan (the “ESPP”). Up to 10,000,000 common shares have been reserved for issuance under the ESPP. Shares are offered to employees at a price equal to the lesser of 85% of the fair market value of the Company’s shares on the date of purchase or 85% of the fair market value on the first day of the ESPP period. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. During 2025, 2024, and 2023, there were 333,443, 410,999, and 524,774 shares purchased under the plan for a total purchase price of $57,785, $49,617, and $43,905, respectively. During 2025, 2024, and 2023, the purchases were issued from treasury shares. At December 27, 2025, approximately 1,518,104 shares were available for future issuance under the ESPP.

Savings Plans

Certain subsidiaries of the Company sponsor various savings plans such as defined contribution employee retirement plans. Garmin International and the Company’s other U.S.-based subsidiaries sponsor a retirement plan under which their employees may contribute up to 50% of their annual compensation subject to Internal Revenue Code maximum limitations and to which the subsidiaries contribute a specified percentage of each participant’s annual compensation up to certain limits as defined in the retirement plan. During the years ended December 27, 2025, December 28, 2024, and December 30, 2023, expense related to this and other defined contribution plans of $104,755, $93,687, and $84,609, respectively, was recorded within the Company’s consolidated statements of income.

Certain of the Company’s non-U.S. subsidiaries sponsor or participate in local defined benefit pension plans. The obligations, contributions, and associated expense of such plans for the years ended December 27, 2025, December 28, 2024, and December 30, 2023 were not material.

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM, which represent the primary markets served by the Company. These operating segments are also the Company’s reportable segments.

The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), uses operating income (loss) as the primary measure of profit or loss to assess segment performance. Operating income (loss) represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the expenses being allocated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales or transfers.

The Company’s segments share many common resources, infrastructures and assets in the normal course of business, and certain assets are therefore not separately tracked by segment. Thus, the Company does not report accounts receivable, inventories, property and equipment, intangible assets, capital expenditures, depreciation expense, or amortization expense by segment to the CODM.

The CODM utilizes operating income (loss) to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing future opportunities and recent operating income (loss) results, trends, and variances of each segment in relation to forecasts and historical performance.

Net sales, cost of goods sold, gross profit, significant segment expenses, and operating income (loss) for each of the Company’s five reportable segments are presented below.

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
52-Weeks Ended December 27, 2025
Net sales	$2,357,000	$2,054,061	$987,161	$1,182,615	$664,682	$7,245,519
Cost of goods sold	954,415	702,831	245,654	532,708	553,608	2,989,216
Gross profit	1,402,585	1,351,230	741,507	649,907	111,074	4,256,303
Research and development expense	216,956	270,084	342,282	187,610	109,299	1,126,231
Selling, general and administrative expenses	459,748	390,794	141,998	211,047	50,409	1,253,996
Operating income (loss)	725,881	690,352	257,227	251,250	(48,634)	1,876,076

52-Weeks Ended December 28, 2024
Net sales	$1,774,487	$1,961,990	$876,614	$1,073,192	$610,620	$6,296,903
Cost of goods sold	742,480	655,585	220,105	479,065	503,113	2,600,348
Gross profit	1,032,007	1,306,405	656,509	594,127	107,507	3,696,555
Research and development expense	182,900	239,208	316,371	160,615	94,507	993,601
Selling, general and administrative expenses	366,435	364,467	128,771	197,502	51,785	1,108,960
Operating income (loss)	482,672	702,730	211,367	236,010	(38,785)	1,593,994

52-Weeks Ended December 30, 2023
Net sales	$1,344,637	$1,697,151	$846,329	$916,911	$423,224	$5,228,252
Cost of goods sold	627,731	624,290	220,341	425,650	325,285	2,223,297
Gross profit	716,906	1,072,861	625,988	491,261	97,939	3,004,955
Research and development expense	163,148	215,555	284,014	137,342	104,637	904,696
Selling, general and administrative expenses	321,557	342,052	115,574	174,490	54,426	1,008,099
Operating income (loss)	232,201	515,254	226,400	179,429	(61,124)	1,092,160

Net sales to external customers, property and equipment, and net assets by geographic area are as shown below for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023.

	Americas	EMEA	APAC	Total
December 27, 2025
Net sales to external customers (1)	$3,453,936	$2,741,580	$1,050,003	$7,245,519
Property and equipment, net	799,235	174,736	401,377	1,375,348
Net assets (2)	5,610,868	1,724,699	1,636,997	8,972,564

December 28, 2024
Net sales to external customers (1)	$3,036,083	$2,319,310	$941,510	$6,296,903
Property and equipment, net	756,633	137,283	342,968	1,236,884
Net assets (2)	5,173,117	1,347,520	1,327,761	7,848,398

December 30, 2023
Net sales to external customers (1)	$2,614,358	$1,775,965	$837,929	$5,228,252
Property and equipment, net	736,218	141,388	346,491	1,224,097
Net assets (2)	4,377,450	1,297,580	1,339,275	7,014,305

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” (2013 framework).

Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 27, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, issued an attestation report on management’s effectiveness of the Company’s internal control over financial reporting as of December 27, 2025, as stated in their report which is included herein. That attestation report appears below.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garmin Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Garmin Ltd. and subsidiaries’ internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Garmin Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

February 18, 2026

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the 13-week period ended December 27, 2025, no directors or officers (as defined in Rule 16a-1(f) of the Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Garmin has incorporated by reference certain information in response or partial response to the Items under this Part III of this Annual Report on Form 10-K pursuant to General Instruction G(3) of this Form 10-K and Rule 12b-23 under the Exchange Act. Garmin’s definitive proxy statement in connection with its annual meeting of shareholders scheduled for June 5, 2026 (the “Proxy Statement”) will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2025.

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

(d)
Audit Committee and Audit Committee Financial Expert

The information set forth in response to Item 407 of Regulation S-K under the heading “Board and Committee Meetings and Attendance” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 10.

The Audit Committee consists of Joseph J. Hartnett, Catherine A. Lewis, and Susan M. Ball. Mr. Hartnett serves as the Chair of the Audit Committee. All members of the Audit Committee are “independent” within the meaning of the rules of the SEC and the New York Stock Exchange rules. Garmin’s Board of Directors has determined that Mr. Hartnett, Ms. Lewis, and Ms. Ball are “audit committee financial experts” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.

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

Item 11. Executive Compensation

The information set forth in response to Item 402 of Regulation S-K under the headings “Executive Compensation Matters” and “Compensation of Directors” in the Proxy Statement is hereby incorporated herein by reference in partial response to this Item 11.

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

Equity Compensation Plan Information

The following table gives information as of December 27, 2025 about the Garmin common shares that may be issued under all of the Company’s existing equity compensation plans, as adjusted for stock splits.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders	1,674,949	N/A	5,904,832
Equity compensation plans not approved by shareholders	—	N/A	—
Total	1,674,949	N/A	5,904,832

Table consists of the Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 25, 2024, the Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023, and the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on June 9, 2023. The weighted-average exercise price does not reflect the shares that will be issued upon the payment of outstanding awards of restricted stock units.

The Company has no knowledge of any arrangement that may at a subsequent date result in a change in control of the Company.

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

Item 14. Principal Accountant Fees and Services

The information set forth under the headings “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Services Provided by the Independent Auditor” in the Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

4.1‡	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Garmin Ltd. Employee Stock Purchase Plan, as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2023).

10.2*	Garmin Ltd. 2005 Equity Incentive Plan, as amended and restated on October 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 30, 2024).

10.3*

Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on June 9, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 12, 2023).

10.4*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on October 29, 2025).

10.5*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 30, 2024).

10.6*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Swiss grantees (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.7*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on October 29, 2025).

10.8*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on October 30, 2024).

10.9*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for Canadian grantees (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on October 26, 2016).

10.10*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on October 29, 2025).

10.11*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for non-Swiss and non-Canadian grantees (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on October 30, 2024).

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

10.14*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on October 29, 2025).

10.15*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on October 30, 2024).

10.16*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.17*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on October 29, 2025).

10.18*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on October 30, 2024).

10.19*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are not executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.20*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on October 29, 2025).

10.21*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on October 30, 2024).

10.22*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.23*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on October 29, 2025).

10.24*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on October 30, 2024).

10.25*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.26*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2024).

10.27*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss and non-Canadian grantees who are not executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on February 26, 2020).

10.28*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2005 Equity Incentive Plan, for awards of performance-based and time-based vesting restricted stock unit awards to non-Swiss grantees who are executive officers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed on February 21, 2024).

10.29*

Form of Restricted Stock Unit Award Agreement pursuant to the Garmin Ltd. 2011 Non-Employee Directors’ Equity Incentive Plan, as amended and restated on February 15, 2019 (incorporated by reference to Exhibit 10.64 of the Registrant’s Annual Report on Form 10-K filed on February 20, 2019).

10.30*

Form of Director and Officer Indemnification Agreement entered into between Garmin Ltd. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2014).

19.1‡	Insider Trading Policy

21.1‡	List of subsidiaries

23.1‡	Consent of Ernst & Young LLP

24.1‡	Power of Attorney (included in signature page)

31.1‡	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2‡	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Garmin Ltd. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed on February 19, 2025)

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Clifton A. Pemble
President and Chief Executive Officer

Dated: February 18, 2026

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Clifton A. Pemble, Douglas G. Boessen and Joshua H. Maxfield, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2026.

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