Form 10-Q
period 2026-03-28
GARMIN LTD
filed 2026-04-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41118

GARMIN LTD.

(Exact name of Company as specified in its charter)

Switzerland	98-0229227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	identification no.)

Mühlentalstrasse 36/38
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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of April 24, 2026

Registered Shares, $0.10 par value: 192,856,206 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended March 28, 2026

i

Part I - Financial Information

Item I - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Net sales	$1,753,489	$1,535,099
Cost of goods sold	711,200	650,554
Gross profit	1,042,289	884,545

Research and development expense	295,818	268,120
Selling, general and administrative expenses	314,806	283,601
Total operating expense	610,624	551,721

Operating income	431,665	332,824
Other income (expense):
Interest income	35,974	30,507
Foreign currency gains	3,122	24,760
Other income	1,768	987
Total other income (expense)	40,864	56,254

Income before income taxes	472,529	389,078
Income tax provision	67,451	56,309
Net income	$405,078	$332,769

Net income per share:
Basic	$2.10	$1.73
Diluted	$2.09	$1.72

Weighted average common shares outstanding:
Basic	192,674	192,544
Diluted	193,565	193,717

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Net income	$405,078	$332,769
Foreign currency translation adjustment	(50,086)	8,680
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(13,518)	12,647
Comprehensive income	$341,474	$354,096

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 28, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$2,289,916	$2,278,646
Marketable securities	411,034	459,202
Accounts receivable, net	940,959	1,253,015
Inventories	1,850,282	1,772,257
Deferred costs	15,324	17,538
Prepaid expenses and other current assets	489,654	467,558
Total current assets	5,997,169	6,248,216

Property and equipment, net of accumulated depreciation of $1,321,032 and $1,292,250	1,383,770	1,375,348
Operating lease right-of-use assets	203,390	196,183
Noncurrent marketable securities	1,612,323	1,396,929
Deferred income tax assets	721,894	718,094
Noncurrent deferred costs	4,046	4,373
Goodwill	750,633	760,241
Other intangible assets, net	186,866	198,362
Other noncurrent assets	92,347	95,923
Total assets	$10,952,438	$10,993,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$344,724	$347,493
Salaries and benefits payable	224,693	228,267
Accrued warranty costs	70,932	72,921
Accrued sales program costs	92,504	153,193
Other accrued expenses	233,248	257,651
Deferred revenue	100,843	105,646
Income taxes payable	308,301	381,549
Dividend payable	—	173,351
Total current liabilities	1,375,245	1,720,071

Deferred income tax liabilities	111,744	109,701
Noncurrent income taxes payable	3,645	3,596
Noncurrent deferred revenue	22,530	22,277
Noncurrent operating lease liabilities	167,612	164,835
Other noncurrent liabilities	638	625

Stockholders’ equity:
Common shares, $0.10 par value (194,901 and 194,901 shares authorized and issued; 192,903 and 192,620 shares outstanding)	19,490	19,490
Additional paid-in capital	2,335,119	2,368,670
Treasury shares (1,998 and 2,281 shares)	(415,600)	(406,423)
Retained earnings	7,374,974	6,970,182
Accumulated other comprehensive income (loss)	(42,959)	20,645
Total stockholders’ equity	9,271,024	8,972,564
Total liabilities and stockholders’ equity	$10,952,438	$10,993,669

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Operating Activities:
Net income	$405,078	$332,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,418	37,463
Amortization	8,707	8,835
Loss (gain) on sale or disposal of property and equipment	42	(15)
Unrealized foreign currency losses (gains)	1,525	(38,983)
Deferred income taxes	3,301	(11,593)
Stock compensation expense	43,323	37,772
Realized (gains) losses on marketable securities	(318)	98
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	301,791	213,089
Inventories	(95,064)	(102,239)
Other current and noncurrent assets	(29,068)	(17,510)
Accounts payable	3,407	(12,629)
Other current and noncurrent liabilities	(90,378)	(57,318)
Deferred revenue	(4,483)	(8,160)
Deferred costs	2,543	4,102
Income taxes	(54,836)	35,107
Net cash provided by operating activities	535,988	420,788

Investing activities:
Purchases of property and equipment	(66,617)	(40,062)
Purchase of marketable securities	(333,342)	(179,827)
Redemption of marketable securities	147,896	88,788
Net payments for acquisitions	—	(2,100)
Other investing activities, net	(307)	599
Net cash used in investing activities	(252,370)	(132,602)

Financing activities:
Dividends	(173,637)	(144,566)
Purchase of treasury shares related to equity awards	(46,839)	(33,144)
Purchase of treasury shares under share repurchase plan	(39,577)	(27,098)
Net cash used in financing activities	(260,053)	(204,808)

Effect of exchange rate changes on cash and cash equivalents	(12,286)	12,672

Net increase in cash, cash equivalents, and restricted cash	11,279	96,050
Cash, cash equivalents, and restricted cash at beginning of period	2,279,360	2,080,154
Cash, cash equivalents, and restricted cash at end of period	$2,290,639	$2,176,204

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended March 28, 2026 and March 29, 2025

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398
Net income	—	—	—	332,769	—	332,769
Translation adjustment	—	—	—	—	8,680	8,680
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $4,173	—	—	—	—	12,647	12,647
Comprehensive income						354,096
Dividends	—	—	—	(217)	—	(217)
Issuance of treasury shares related to equity awards	—	(29,288)	29,288	—	—	—
Stock compensation	—	37,772	—	—	—	37,772
Purchase of treasury shares related to equity awards	—	—	(33,144)	—	—	(33,144)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(27,427)	—	—	(27,427)
Balance at March 29, 2025	$19,490	$2,255,968	$(301,804)	$6,331,735	$(125,911)	$8,179,478

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 27, 2025	$19,490	$2,368,670	$(406,423)	$6,970,182	$20,645	$8,972,564
Net income	—	—	—	405,078	—	405,078
Translation adjustment	—	—	—	—	(50,086)	(50,086)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $4,820	—	—	—	—	(13,518)	(13,518)
Comprehensive income						341,474
Dividends	—	—	—	(286)	—	(286)
Issuance of treasury shares related to equity awards	—	(76,874)	76,874	—	—	—
Stock compensation	—	43,323	—	—	—	43,323
Purchase of treasury shares related to equity awards	—	—	(46,839)	—	—	(46,839)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(39,212)	—	—	(39,212)
Balance at March 28, 2026	$19,490	$2,335,119	$(415,600)	$7,374,974	$(42,959)	$9,271,024

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 28, 2026

(In thousands, except per share information)

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Garmin Ltd. and its wholly-owned subsidiaries (collectively, we, our, us, the Company or Garmin). Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The condensed consolidated balance sheet at December 27, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, the condensed consolidated financial statements should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 27, 2025.

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week period ended March 28, 2026 are not necessarily indicative of the results that may be expected for the year ending December 26, 2026.

The Company’s fiscal year is based on a 52-week or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 28, 2026 and March 29, 2025 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no material changes to the Company’s significant accounting policies during the 13-week period ended March 28, 2026.

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

2. Revenue

In order to further depict how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors, Garmin disaggregates revenue (or “net sales”) by geographic region, major product category, and pattern of recognition.

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

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Point in time	$1,669,138	$1,453,353
Over time	84,351	81,746
Net sales	$1,753,489	$1,535,099

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable estimated useful life or contractual service period. Changes in deferred revenue and costs during the 13-week period ended March 28, 2026 are presented below:

	13-Weeks Ended March 28, 2026
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$127,923	$21,911
Deferrals in period	79,801	14,052
Recognition of deferrals in period	(84,351)	(16,593)
Balance, end of period	$123,373	$19,370

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $84,351 of deferred revenue recognized in the 13-week period ended March 28, 2026, approximately $34,000 was deferred as of the beginning of the period. Of the $123,373 of deferred revenue as of March 28, 2026, the Company expects to recognize approximately 87% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”. There were no anti-dilutive equity awards excluded from the calculation of diluted net income per share for the periods presented below.

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Numerator:
Numerator for basic and diluted net income per share – net income	$405,078	$332,769

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,674	192,544

Effect of dilutive equity awards	891	1,173

Denominator for diluted net income per share – adjusted weighted-average common shares	193,565	193,717

Basic net income per share	$2.10	$1.73

Diluted net income per share	$2.09	$1.72

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of March 28, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,335	$24	$(122)	$11,237
Agency securities	Level 2	91,680	18	(1,050)	90,648
Mortgage-backed securities	Level 2	83,834	66	(1,631)	82,269
Corporate debt securities	Level 2	1,643,629	5,986	(14,278)	1,635,337
Municipal securities	Level 2	204,661	280	(2,127)	202,814
Other	Level 2	1,080	—	(28)	1,052
Total		$2,036,219	$6,374	$(19,236)	$2,023,357

	Available-For-Sale Securities as of December 27, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,310	$54	$(3)	$11,361
Agency securities	Level 2	79,794	63	(316)	79,541
Mortgage-backed securities	Level 2	86,251	567	(1,508)	85,310
Corporate debt securities	Level 2	1,454,326	12,809	(4,624)	1,462,511
Municipal securities	Level 2	217,629	675	(2,201)	216,103
Other	Level 2	1,346	—	(41)	1,305
Total		$1,850,656	$14,168	$(8,693)	$1,856,131

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

Accrued interest receivable, which totaled $22,043 as of March 28, 2026, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 13-week period ended March 28, 2026.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 68% of securities in the Company’s portfolio were at an unrealized loss position as of March 28, 2026.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of March 28, 2026 and December 27, 2025.

	As of March 28, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(122)	$7,863	$—	$—	$(122)	$7,863
Agency securities	(994)	72,696	(56)	6,944	(1,050)	79,640
Mortgage-backed securities	(220)	57,073	(1,411)	13,673	(1,631)	70,746
Corporate debt securities	(11,904)	804,398	(2,374)	216,935	(14,278)	1,021,333
Municipal securities	(899)	48,909	(1,228)	114,573	(2,127)	163,482
Other	—	—	(28)	1,052	(28)	1,052
Total	$(14,139)	$990,939	$(5,097)	$353,177	$(19,236)	$1,344,116

	As of December 27, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$7,981	$—	$—	$(3)	$7,981
Agency securities	(217)	54,089	(99)	6,900	(316)	60,989
Mortgage-backed securities	(193)	15,074	(1,315)	14,664	(1,508)	29,738
Corporate debt securities	(1,469)	222,514	(3,155)	301,363	(4,624)	523,877
Municipal securities	(193)	11,094	(2,008)	147,899	(2,201)	158,993
Other	(2)	301	(39)	1,004	(41)	1,305
Total	$(2,077)	$311,053	$(6,616)	$471,830	$(8,693)	$782,883

As of March 28, 2026 and December 27, 2025, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

The Company has not recorded an allowance for credit losses and charge to other income (expense) for the unrealized losses on U.S. Treasury, agency, mortgage-backed, corporate debt, municipal, and other securities presented above because the Company does not consider the declines in fair value to have resulted from credit losses. The Company has not observed a significant deterioration in credit quality of these securities, which are highly rated with moderate to low credit risk. Declines in value are largely attributable to current global economic conditions. The securities continue to make timely principal and interest payments, and the fair values are expected to recover as they approach maturity. Management does not intend to sell the securities, nor is it more likely than not that the Company will be required to sell the securities, before the respective recoveries of their amortized cost bases, which may be maturity.

The amortized cost and fair value of marketable securities at March 28, 2026, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$413,705	$411,034
Due after one year through five years	1,561,918	1,554,300
Due after five years through ten years	56,021	54,208
Due after ten years	4,575	3,815
Total	$2,036,219	$2,023,357

5. Income Taxes

The Company recorded income tax expense of $67,451 in the 13-week period ended March 28, 2026, compared to income tax expense of $56,309 in the 13-week period ended March 29, 2025. The effective tax rate was 14.3% in the first quarter of 2026, which is comparable to 14.5% in the first quarter of 2025.

6. Inventories

The details of inventories consisted of the following:

	March 28, 2026	December 27, 2025
Raw materials	$666,356	$618,228
Work-in-process	253,547	259,011
Finished goods	930,379	895,018
Inventories	$1,850,282	$1,772,257

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

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Balance - beginning of period	$72,921	$62,473
Accrual for products sold (1)	16,412	22,084
Expenditures	(18,401)	(23,415)
Balance - end of period	$70,932	$61,142

(1) Changes in cost estimates related to pre-existing warranties were not material and are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of March 28, 2026 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $505,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $723 and $714 on March 28, 2026 and December 27, 2025, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended March 28, 2026. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week period ended March 28, 2026 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

9. Stockholders' Equity

Dividends

Under Swiss corporate law, dividends must be approved by shareholders at the annual general meeting of the Company’s shareholders. Approved dividends are payable in four equal installments on dates determined by the Board of Directors. A reduction of retained earnings and a corresponding liability are recorded at the time of shareholder approval and are periodically adjusted based on the number of applicable shares outstanding.

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

Share Repurchase Program

On February 16, 2024, the Board of Directors approved a share repurchase program (the “2024 Program”) authorizing the Company to repurchase up to $300,000 of the common shares of Garmin Ltd., exclusive of the cost of any associated excise tax. The 2024 Program, which had an expiration date of December 26, 2026, was terminated early on February 19, 2026. Share repurchases could be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases were subject to market conditions, business conditions and applicable laws, and were at management’s discretion. The 2024 Program did not require the purchase of any minimum number of shares. As of the date of termination, the Company had repurchased 1,375 shares for $274,626 under the 2024 Program.

On February 13, 2026, the Board of Directors approved a new share repurchase program (the 2026 “Program”), which was effective beginning on February 20, 2026 and authorizes the Company to repurchase up to $500,000 of the common shares of Garmin Ltd. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2026 Program expires on December 28, 2028. As of March 28, 2026, the Company had repurchased 38 shares for $8,889, leaving $491,111 available to repurchase additional shares under the 2026 Program.

10. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) balances by component for the 13-week period ended March 28, 2026:

	13-Weeks Ended March 28, 2026
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$19,103	$1,542	$20,645
Other comprehensive income (loss) before reclassification, net of income tax benefit of $4,736	(50,086)	(13,284)	(63,370)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax expense of $84 included in income tax provision	—	(234)	(234)
Net current-period other comprehensive income	(50,086)	(13,518)	(63,604)
Balance - end of period	$(30,983)	$(11,976)	$(42,959)

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

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended March 28, 2026
Net sales	$546,822	$417,530	$263,841	$355,016	$170,280	$1,753,489
Cost of goods sold	208,300	139,587	66,532	157,640	139,141	711,200
Gross profit	338,522	277,943	197,309	197,376	31,139	1,042,289
Research and development expense	62,304	70,296	89,460	48,952	24,806	295,818
Selling, general and administrative expenses	118,598	88,856	36,915	57,667	12,770	314,806
Operating income (loss)	$157,620	$118,791	$70,934	$90,757	$(6,437)	$431,665

13-Weeks Ended March 29, 2025
Net sales	$384,722	$438,496	$223,114	$319,438	$169,329	$1,535,099
Cost of goods sold	164,580	155,960	55,212	135,505	139,297	650,554
Gross profit	220,142	282,536	167,902	183,933	30,032	884,545
Research and development expense	50,457	63,063	84,198	43,986	26,416	268,120
Selling, general and administrative expenses	91,973	90,685	35,348	53,082	12,513	283,601
Operating income (loss)	$77,712	$128,788	$48,356	$86,865	$(8,897)	$332,824

Net sales to external customers by geographic region for the 13-week periods ended March 28, 2026 and March 29, 2025 are presented below. Note that Americas includes North America and South America, EMEA includes Europe, the Middle East and Africa, and APAC includes Asia Pacific and Australian Continent.

	13-Weeks Ended
	March 28, 2026	March 29, 2025
Americas (1)	$821,629	$745,733
EMEA	656,844	568,953
APAC	275,016	220,413
Net sales to external customers	$1,753,489	$1,535,099

(1) The United States is the only country which constitutes greater than 10% of net sales to external customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report on Form 10-Q, contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report on Form 10-Q, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such words as "future", "expects", "anticipates", "believes", “estimates”, “would”, “could”, “can”, “may,” or other similar words or other comparable terms. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. These forward-looking statements are made as of the date hereof, and the Company disclaims any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments, except as required by law.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. Unless the context otherwise requires, references in this document to "we", "us", "our", the "Company" and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Business Environment Update

Global economic and geopolitical conditions impact our operations and financial results, although we believe our vertically integrated and diversified business model enables us to be resilient and flexible in a dynamic business environment. Foreign currency fluctuations and rapidly changing global trade policies, particularly those affecting the United States (“U.S.”), increase the economic and operational uncertainties that could significantly impact our business and results of operations. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. As of March 28, 2026, we had not recognized a benefit or receivable related to any potential refund related to previously paid IEEPA tariffs.

Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

The following tables and discussion provides an analysis of our results of operations for the first quarter of 2026 compared to the first quarter of 2025.

Comparison of 13-Weeks Ended March 28, 2026 and March 29, 2025

Net Sales

Net Sales	13-Weeks Ended March 28, 2026	Year-over-Year Change	13-Weeks Ended March 29, 2025
Fitness	$546,822	42%	$384,722
Percentage of Total Net Sales	31%		25%
Outdoor	417,530	(5%)	438,496
Percentage of Total Net Sales	24%		29%
Aviation	263,841	18%	223,114
Percentage of Total Net Sales	15%		14%
Marine	355,016	11%	319,438
Percentage of Total Net Sales	20%		21%
Auto OEM	170,280	1%	169,329
Percentage of Total Net Sales	10%		11%
Total	$1,753,489	14%	$1,535,099

Net sales (or “revenue”) increased 14% for the 13-week period ended March 28, 2026 when compared to the year-ago quarter. Total unit sales in the first quarter of 2026 increased by approximately 9% to 4,765 when compared to total unit sales of 4,362 in the first quarter of 2025, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the first quarter of 2026 at 31%, while outdoor was the largest portion of our revenue mix in the first quarter of 2025 at 29%.

The increase in fitness revenue was driven by growth across all product categories, led by strong demand for advanced wearables. The increase in aviation revenue was driven by sales growth in OEM and aftermarket product categories. The increase in marine revenue was driven by sales growth across multiple product categories. The increase in auto OEM revenue was primarily driven by growth in infotainment programs. Outdoor revenue decreased primarily due to the adventure watch product category comparing against a strong prior year product launch.

Gross Profit

Gross Profit	13-Weeks Ended March 28, 2026	Year-over-Year Change	13-Weeks Ended March 29, 2025
Fitness	$338,522	54%	$220,142
Percentage of Segment Net Sales	62%		57%
Outdoor	277,943	(2%)	282,536
Percentage of Segment Net Sales	67%		64%
Aviation	197,309	18%	167,902
Percentage of Segment Net Sales	75%		75%
Marine	197,376	7%	183,933
Percentage of Segment Net Sales	56%		58%
Auto OEM	31,139	4%	30,032
Percentage of Segment Net Sales	18%		18%
Total	$1,042,289	18%	$884,545
Percentage of Total Net Sales	59%		58%

Gross profit dollars in the first quarter of 2026 increased 18%, primarily due to the increase in net sales when compared to the year-ago quarter, as described above. Consolidated gross margin as a percent of net sales increased 180 basis points when compared to the year-ago quarter, primarily due to favorable foreign currency impacts on sales.

The fitness and outdoor gross margin percentage increases of 470 basis points and 210 basis points, respectively, were primarily attributable to favorable foreign currency impacts on sales when compared to the year-ago quarter. Gross margin remained relatively flat within the aviation and auto OEM segments when compared to the year-ago quarter. The marine gross margin percentage decrease of 200 basis points when compared to the year-ago quarter was primarily attributable to higher tariff costs.

Operating Expense

Operating Expense	13-Weeks Ended March 28, 2026	Year-over-Year Change	13-Weeks Ended March 29, 2025
Research and development expense	295,818	10%	268,120
Percentage of Total Net Sales	17%		17%
Selling, general and administrative expenses	314,806	11%	283,601
Percentage of Total Net Sales	18%		18%
Total	$610,624	11%	$551,721
Percentage of Total Net Sales	35%		36%

Total operating expense in the first quarter of 2026 increased 11% in absolute dollars and decreased 110 basis points as a percent of revenue when compared to the year-ago quarter. Operating expense, as a percent of segment net sales, decreased in the fitness, aviation, and auto OEM segments by 390 basis points, 570 basis points, and 90 basis points, respectively, when compared to the year-ago quarter primarily due to increased sales and greater leverage of expenses. Operating expense, as a percent of segment net sales, remained relatively flat in the marine segment when compared to the year-ago quarter. Operating expense, as a percent of segment net sales, increased in the outdoor segment by 300 basis points when compared to the year-ago quarter as decreased sales and increased expenses were partially offset by improved gross margin percentage.

Research and development expense increased 10% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expenses increased 11% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	13-Weeks Ended March 28, 2026	Year-over-Year Change	13-Weeks Ended March 29, 2025
Fitness	$157,620	103%	$77,712
Percentage of Segment Net Sales	29%		20%
Outdoor	118,791	(8%)	128,788
Percentage of Segment Net Sales	28%		29%
Aviation	70,934	47%	48,356
Percentage of Segment Net Sales	27%		22%
Marine	90,757	4%	86,865
Percentage of Segment Net Sales	26%		27%
Auto OEM	(6,437)	NM	(8,897)
Percentage of Segment Net Sales	(4%)		(5%)
Total	$431,665	30%	$332,824
Percentage of Total Net Sales	25%		22%

NM - Represents that the percentage change is not meaningful.

Total operating income in the first quarter of 2026 increased 30% in absolute dollars and increased 290 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income as a percent of revenue was driven by increased sales, gross margin improvements and lower operating expenses as a percent of revenue, as described above. The improved operating income dollar performance in fitness, aviation, marine and auto OEM was partially offset by the decrease in outdoor.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended March 28, 2026	13-Weeks Ended March 29, 2025
Interest income	$35,974	$30,507
Foreign currency gains	3,122	24,760
Other income	1,768	987
Total	$40,864	$56,254

The average interest rate return on cash and investments during the first quarter of 2026 was 3.3%, compared to 3.2% during the same quarter of 2025.

Foreign currency gains and losses for the Company are driven by movements of a number of currencies in relation to the U.S. Dollar. The Taiwan Dollar is the functional currency of Garmin Corporation, the Euro is the functional currency of several subsidiaries, and the U.S. Dollar is the functional currency of Garmin (Europe) Ltd., although some transactions and balances are denominated in British Pounds. Other notable currency exposures include the Polish Zloty and Swiss Franc. The majority of the Company’s consolidated foreign currency gain or loss is typically driven by the significant cash, receivables and payables held in a currency other than the functional currency at a given legal entity.

The $3.1 million currency gain recognized in the first quarter of 2026 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar and the Swiss Franc, partially offset by the U.S. Dollar strengthening against the Euro, within the 13-week period ended March 28, 2026. During this period, the U.S. Dollar strengthened 2.0% against the Taiwan Dollar and 1.0% against the Swiss Franc, resulting in gains of $11.2 million and $3.4 million, respectively, while the U.S. Dollar strengthened 2.2% against the Euro, resulting in a loss of $10.8 million. The remaining net currency loss of $0.7 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $67.5 million in the 13-week period ended March 28, 2026, compared to income tax expense of $56.3 million in the 13-week period ended March 29, 2025. The effective tax rate was 14.3% in the first quarter of 2026, which is comparable to 14.5% in the first quarter of 2025.

Net Income

As a result of the above, net income for the 13-week period ended March 28, 2026 was $405.1 million compared to $332.8 million for the 13-week period ended March 29, 2025, an increase of $72.3 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of March 28, 2026, we had approximately $4.3 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first quarter of 2026 and 2025 were 3.3% and 3.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 – Marketable Securities in the Notes to Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $536.0 million for the first quarter of 2026, compared to $420.8 million for the first quarter of 2025. The increase in cash received from customers primarily driven by higher net sales was partially offset by increases in cash paid for cost of goods sold and operating expenses, and an increase in cash paid for taxes in the first quarter of 2026 compared to the first quarter of 2025.

Cash used in investing activities totaled $252.4 million for the first quarter of 2026, compared to $132.6 million for the first quarter of 2025. The increase was primarily due to an increase in net purchases of marketable securities and an increase in purchases of property and equipment in the first quarter of 2026 compared to the first quarter of 2025.

Cash used in financing activities totaled $260.1 million for the first quarter of 2026, compared to $204.8 million for the first quarter of 2025. This increase was primarily due to higher cash dividend payments, an increase in the purchase of treasury shares related to equity awards, and higher purchases of treasury shares under share repurchase plans in the first quarter of 2026 compared to the first quarter of 2025.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, data centers, and retail. As of March 28, 2026, the Company had fixed lease payment obligations of $242.6 million, with $48.5 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable commitments. As of March 28, 2026, the Company had inventory purchase obligations of $1,116.1 million, with $862.5 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of March 28, 2026, the Company had other purchase obligations of $634.9 million, with $342.8 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week period ended March 28, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 13-week period ended March 28, 2026 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of March 28, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 28, 2026 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s business, results of operations, financial position or cash flows. For additional information, see Note 8, "Commitments and Contingencies" in the above Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 13-week period ended March 28, 2026 in the risks presented in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended March 28, 2026, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1) (2)
December 28, 2025 - January 24, 2026	66	$206.80	66	$41,987
January 25, 2026 - February 21, 2026	80	$206.50	80	$500,000
February 21, 2026 - March 28, 2026	38	$237.03	38	$491,111
Total	184		184

(1) The Board of Directors approved a share repurchase program on February 16, 2024 (the “2024 Program”), which was announced on February 21, 2024 and authorized the Company to purchase up to $300 million of its common shares, exclusive of the cost of any associated excise tax. The 2024 Program, which had an expiration date of December 26, 2026, was terminated early on February 19, 2026. Share repurchases could be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases were subject to market conditions, business conditions and applicable laws, and were at management’s discretion. The 2024 Program did not require the purchase of any minimum number of shares. See Note 9 – Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements for additional information related to share repurchases.

(2) The Board of Directors approved a new share repurchase program on February 13, 2026 (the “2026 Program”), which was announced on February 18, 2026. The 2026 Program, which was effective beginning on February 20, 2026 and replaced the 2024 Program, is scheduled to expire on December 30, 2028. The 2026 Program authorizes the Company to purchase up to $500 million of its common shares. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See Note 9 – Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements for additional information related to share repurchases.

(3) Average price paid per share includes costs associated with the repurchases, except for the cost of any associated excise tax.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Amended and Restated Organizational Regulations

On April 24, 2026, the Board of Directors (the “Board”) of Garmin Ltd. adopted amended and restated Organizational Regulations, effective immediately. The amended and restated Organizational Regulations replace the Company’s prior organizational regulations in their entirety. Among other things, the amended and restated Organizational Regulations include updates to align with recent amendments to Swiss corporate law and to streamline governance provisions with respect to the Board and Executive Management. The foregoing description is qualified in its entirety by reference to the amended and restated Organizational Regulations, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

(c) Trading Plans

During the 13-week period ended March 28, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On March 2, 2026, Douglas Boessen, Chief Financial Officer and Treasurer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to (i) 2,000 shares of our common shares, and (ii) 100% of the net shares (net of tax withholding) resulting from the maximum potential equity awards vesting of 9,624 gross shares of our common shares during the plan period, subject to certain conditions. The first trade date will not occur until June 5, 2026 at the earliest, and the plan's maximum duration is until March 1, 2027.
•
On March 3, 2026, Clifton Pemble, President and Chief Executive Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to (i) 4,029 shares of our common shares, and (ii) 100% of the net shares (net of tax withholding) resulting from the maximum potential equity awards vesting of 47,305 gross shares of our common shares during the plan period, subject to certain conditions. The first trade date will not occur until June 15, 2026 at the earliest, and the plan's maximum duration is until March 2, 2027.

Item 6. Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 6, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 12, 2025).

Exhibit 3.2‡	Organizational Regulations of Garmin Ltd., as amended and restated on April 24, 2026.

Exhibit 31.1‡	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2‡	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡ Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: April 29, 2026